Form 10-Q
period 1996-06-30
VEECO INSTRUMENTS INC
filed 1996-08-08
CIK 103145

================================================================================

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                        FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE QUARTER ENDED JUNE 30, 1996

                              Commission file number 0-16244

                                  VEECO INSTRUMENTS INC.
                  (Exact name of registrant as specified in its charter)

                  Delaware                                  11-2989601
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification Number)

              Terminal Drive
            Plainview, New York                                 11803
   (Address of principal executive offices)                  (Zip Code)

          Registrant's telephone number, including area code: (516) 349-8300

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X  No

5,821,354 shares of Common Stock $.01 par value, were outstanding as of August 5, 1996.

================================================================================

                             VEECO INSTRUMENTS INC.




                                     INDEX

                                                                           PAGE
                                                                           ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Condensed Consolidated Statements of Income -

       Three Months Ended June 30, 1996 and 1995                             3

      Condensed Consolidated Statements of Income -

       Six Months Ended June 30, 1996 and 1995                               4

      Condensed Consolidated Balance Sheets -

       June 30, 1996 and December 31, 1995                                   5

      Condensed Consolidated Statements of Cash Flows -

       Six Months Ended June 30, 1996 and 1995                               6

      Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial

        Condition and Results of Operations                                  9

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 6.  Exhibits and Reports on Form 8-K                                   12



SIGNATURES                                                                  13

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        Veeco Instruments Inc.
                                           and Subsidiaries

                             Condensed Consolidated Statements of Income
                            (Dollars in thousands, except per share data)

                                             (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                        -----------------------

                                                           1996          1995
                                                          ------        ------
Net sales                                                $25,095       $17,498
Cost of sales                                             13,972         9,615
                                                        --------     ---------
Gross profit                                              11,123         7,883

Costs and expenses:

   Research and development expense                        2,579         1,802
   Selling, general and administrative expense             5,216         3,972
   Amortization expense                                       52            51
   Other - net                                                25            38
                                                        --------    ----------
Operating income                                           3,251         2,020
Interest income, net                                         162             6
                                                        --------    ----------
Income before income taxes                                 3,413         2,026
Income taxes                                               1,307           544
                                                        --------     ---------
Net income                                              $  2,106     $   1,482
                                                        ========     =========

Net income per common share                             $     .35    $     .29
                                                        =========    ==========
Shares used in computation                              5,958,000    5,123,000
                                                        =========    =========



   See accompanying notes.

                                      Veeco Instruments Inc.
                                         and Subsidiaries

                             Condensed Consolidated Statements of Income
                            (Dollars in thousands, except per share data)

                                             (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                        --------------------

                                                            1996         1995
                                                         --------      ------
Net sales                                                 $45,739      $31,631
Cost of sales                                              25,409       17,369
                                                          -------      -------
Gross profit                                               20,330       14,262

Costs and expenses:

   Research and development expense                         4,583        3,361
   Selling, general and administrative expense              9,589        7,428
   Amortization expense                                       105          100
   Other - net                                                117          (24)
                                                         --------    ----------
Operating income                                            5,936        3,397
Interest income, net                                          362           15
                                                         --------    ----------
Income before income taxes                                  6,298        3,412
Income taxes                                                2,382          834
                                                         --------    ---------
Net income                                                $ 3,916     $  2,578
                                                          =======    =========

Net income per common share                               $   .66     $    .51
                                                        =========    =========
Shares used in computation                              5,925,000    5,100,000
                                                        =========    =========



   See accompanying notes.

                                           Veeco Instruments Inc.
                                              and Subsidiaries

                                        Consolidated Balance Sheets
                                           (Dollars in thousands)

                                                      June 30,     December 31,
                                                           1995         1996
                                                      ---------     -----------
                                                        (Unaudited)

ASSETS
Current assets:

  Cash and cash equivalents                               $17,061      $17,568
  Accounts and trade notes receivable                      19,748       18,983
  Inventories                                              19,252       15,795
  Prepaid expenses and other current assets                 1,123          923
  Deferred income taxes                                     1,241        1,221
                                                          -------      -------
Total current assets                                       58,425       54,490

Property, plant and equipment at cost, net                  8,042        7,381
Excess of cost over net assets acquired                     4,514        4,579
Other assets - net                                          1,087          930
                                                          --------     -------
Total assets                                              $72,068      $67,380
                                                          ========     =======

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:

  Accounts payable                                        $10,244      $ 8,729
  Accrued expenses                                          6,130        7,523
  Income taxes payable                                      1,398          777
                                                          -------      -------
Total current liabilities                                  17,772       17,029

Deferred income taxes                                         118          118
Other liabilities                                             460          482

Shareholders' equity:

  Common stock                                                 58           58
  Additional paid-in capital                               47,577       47,353
  Retained earnings                                         5,487        1,571
  Cumulative translation adjustment                           596          769
                                                          -------      -------
Total shareholders' equity                                 53,718       49,751
                                                          -------      -------
Total liabilities and shareholders' equity                $72,068      $67,380
                                                          =======      =======

See accompanying notes.

                                    Veeco Instruments Inc.
                                       and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                    (Dollars in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                           ------------------

                                                           1996         1995
                                                          -------       ------

OPERATING ACTIVITIES

Net income                                               $  3,916     $  2,578
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                            657          659
     Deferred income taxes                                    (20)         234
     Changes in operating assets and liabilities:
        Accounts receivable                                  (979)      (1,824)
        Inventories                                        (3,570)      (1,969)
        Accounts payable                                    1,534          614
        Accrued expenses and other current liabilities       (733)         225
        Other - net                                          (281)        (179)
                                                         ---------     --------
Net cash provided by operating activities                     524          338

INVESTING ACTIVITIES

Capital expenditures                                       (1,219)        (243)
                                                          --------     --------
Net cash used in investing activities                      (1,219)        (243)

FINANCING ACTIVITIES
Proceeds from stock issuance                                  224            7
Deferred financing costs                                     (150)         (85)
Other                                                           -          (26)
                                                          --------     --------
Net cash provided by (used in) financing activities            74         (104)

Effect of exchange rates on cash                              114         (322)
                                                         ---------     --------
Net change in cash and cash equivalents                      (507)        (331)
Cash and cash equivalents at beginning of period           17,568        2,279
                                                         ---------     --------
Cash and cash equivalents at end of period               $ 17,061      $ 1,948
                                                         =========     ========


See accompanying notes.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.







NOTE 2 - INVENTORIES

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                    June 30,             December 31,
                                      1996                   1995
                                    -------              ------------
                                         (Dollars in thousands)


   Raw materials                   $  5,872               $  4,349
   Work-in process                    5,428                  4,222
   Finished goods                     7,952                  7,224
                                   --------               --------
                                    $19,252                $15,795
                                    =======                =======

NOTE 3 - BALANCE SHEET INFORMATION

Selected balance sheet account disclosures follow:

                                                   June 30,       December 31,
                                                     1996             1995
                                                   --------         --------

                                                     (Dollars in thousands)


   Allowance for doubtful accounts                 $    594         $   517

   Accumulated depreciation and amortization

      of property, plant and equipment             $  5,844         $ 5,318

   Accumulated amortization of excess of cost

       over net assets acquired                    $    855         $   779


NOTE 4 - CREDIT FACILITY

In place of its existing financing arrangements, in July 1996, the Company entered into a new credit facility ("the New Credit Facility") with Fleet Bank, N.A. and The Chase Manhattan Bank. The New Credit Facility, which is to be used for working capital, acquisitions and general corporate purposes provides the Company with up to $30 million of availability. The New Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 3/4% above the prime rate in the event the Company's debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. The New Credit Facility expires July 31, 1999, but under certain conditions is convertible into a term loan, which would amortize quarterly through July 31, 2002. The New Credit Facility is secured by substantially all of the Company's personal property, as well as the stock of its Sloan subsidiary.

NOTE 5 - OTHER INFORMATION

The principal reason for the variation in the relationship between the statutory income tax rate and the effective tax rate for the six months ended June 30, 1995 is due to the recognition of previously unrecognized deferred tax assets.

Total interest paid for the six months ended June 30, 1995 was $104,000. There were no significant interest payments in 1996 for the same period. The Company made income tax payments of $1,717,000 and $144,000 for the six months ended June 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE
30, 1995

Net sales for three months ended June 30, 1996 increased to approximately $25.1 million or 43.4% over the comparable 1995 period. The increase reflects significant growth in Ion Beam System sales.

Sales of Ion Beam Systems for the second quarter of 1996 increased to approximately $14.3 million or 92.9% over the comparable 1995 period, driven primarily by increased demand from the mass memory storage market.

Sales of Surface Metrology products for the second quarter of 1996 remained flat compared to the second quarter of 1995, as a result of a general slow down in semiconductor applications.

Sales of Industrial Measurement products for the second quarter of 1996 increased to approximately $5.2 million or 8.2% over the comparable 1995 period, as the result of the introduction of new products in both the leak detection and XRF thickness measurement systems.

Gross profit for the second quarter of 1996 of approximately $11.1 million increased by approximately $3.2 million over the comparable 1995 period. Gross profit as a percentage of net sales decreased from 45.1% for the second quarter of 1995 to 44.3% for the comparable period of 1996. This decline was due to product mix changes and new product introduction.

Research and development expense in the second quarter of 1996 increased by approximately $777,000 or 43.1% compared to the second quarter of 1995 as the Company increased its R&D investment in each product line.

Selling, general and administrative expenses for the second quarter of 1996 increased by approximately $1.2 million compared to the second quarter of 1995. The increase was primarily due to approximately $996,000 of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased compensation and travel expense as a result of the hiring of additional sales and service personnel to support the Company's continuing growth. The Company booked $25.1 million of orders in the second of 1996 quarter compared to $22.2 million of orders in the second quarter of 1995. The book to bill ratio for the second quarter of 1996 was 1.0 compared to a book to bill ratio of 1.23 for the first quarter of 1996. The decrease in the book to bill ratio from the first quarter to the second quarter of 1996 may indicate that the Company will experience a decrease in the rate of growth in sales for the balance of the fiscal year.

Operating income for the second quarter of 1996 increased to approximately $3.3 million or 13.0% of net sales compared to approximately $2.0 million or 11.5% of net sales for the second quarter of 1995, due to the above noted factors.

Income taxes amounted to approximately $1.3 million or 38.3% of income before income taxes for the second quarter of 1996 as compared to $544,000 or 26.9% of income before income taxes for the same period in 1995. The lower effective tax rate in 1995 as compared to the statutory tax rate is a result of the Company recognizing in 1995 previously unrecognized deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995



Net sales for six months ended June 30, 1996 increased to approximately $45.7 million or 44.6% over the comparable 1995 period. The increase reflects growth in all three product lines: Ion Beam Systems, Surface Metrology and Industrial Measurement.

Sales of Ion Beam Systems for the six months ended June 30, 1996 increased to approximately $24.0 million or 70.6% over the comparable 1995 period, driven by increased demand from mass memory storage market.

Sales of Surface Metrology products for the six months ended June 30, 1996 increased to approximately $11.2 million or 33.7% over the comparable 1995 period, primarily as a result of increased activity in SXM Atomic Force Microscopy for Semiconductor applications.

Sales of Industrial Measurement products for the six months ended June 30, 1996 increased to approximately $10.5 million or 14.8% over the comparable 1995 period as the result of new products in both the leak detection and XRF thickness measurement systems.

Gross profit for the first six months of 1996 of approximately $20.3 million increased by approximately $6.1 million over the comparable 1995 period. Gross profit as a percentage of net sales decreased from 45.1% for the first six months of 1995 to 44.4% for the first six months of 1996. This decline was due to product mix changes and new product introductions.

Research and development expense in the first six months of 1996 increased by approximately $1.2 million or 36.4% over the comparable period of 1995 as the Company increased its R&D investment in each product line.

Selling, general and administrative expenses for the first six months of 1996 increased by approximately $2.3 million compared to the first six months of 1995. The increase was primarily due to approximately $1.7 million of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased compensation and travel expense as a result of the hiring of additional sales and service personnel to support the Company's continuing growth. The Company booked $50.5 million of orders in the first six months of 1996 compared to $39.3 million of orders in the first six months of 1995.

Operating income for the first six months of 1996 increased to approximately $5.9 million or 13.0% of net sales compared to approximately $3.4 million or 10.7% of net sales for the comparable 1995 period, due to the above noted factors.

Income taxes for the first six months of 1996 amounted to approximately $2.4 million or 37.8% of income before income taxes as compared to $834,000 or 24.4% of income before taxes for the same period in 1995. The lower effective tax rate in 1995 as compared to the statutory tax rate is a result of the Company recognizing in 1995 previously unrecognized deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES



Net cash provided by operations totaled $524,000 for the first six months of 1996 compared to $338,000 for the comparable 1995 period. The improvement results principally from higher net income for the period offset by increases in working capital and fixed asset requirements.

In July, 1996 the Company entered into a new credit facility with two banks that provides borrowing capability of $30 million. (See note 4 to the financial statements). The new credit facility will be used for working capital, acquisitions and other general corporate purposes.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's bank credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the foreseeable future.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of the Company was held on May 15, 1996. Each person nominated for election as a director of the Company was re-elected to such position at the meeting by a minimum of 5,024,416 votes. The other matters voted upon at the meeting were as follows: (a) the amendment and restatement of the Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan; (b) an amendment to the Amended and Restated Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors; and (c) the appointment of Ernst & Young LLP as auditors of the Company. The votes of the Company's stockholders on these matters were as follows:

                                                                  Broker
Matters     In Favor          Opposed           Abstained         Non-Vote
- - -------     --------          -------           ---------         --------

(a)         3,018,130         128,237             21,800          1,867,789
(b)         2,926,910         148,624             31,471          1,928,951
(c)         5,019,956           5,335             10,665             -0-


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

      10.25 Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.26 Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.27 Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.28 Guarantor's Security Agreement dated July 31, 1996 among Sloan Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.29 The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.

b)    Reports on Form 8-K:

      The Registrant filed a Form 8-K dated July 26, 1996 reporting that shares of common stock, par value $.01 per share, of the Registrant may no longer be offered for resale or resold pursuant to any of the following prospectuses: (i) the Company's Prospectus dated December 15, 1994 filed as part of the Company's Registration Statement on Form S-8, file no. 33-87394; (ii) the Company's Prospectus dated August 3, 1995 filed as part of the Company's Registration Statement on Form S-8, file no. 33-95424; and (iii) the Company's Prospectus dated August 3, 1995 filed as part of the Company's Registration Statement on Form S-8, file no. 33-95422.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 7,  1996



                                  Veeco Instruments Inc.



                        By:  /s/  Edward H. Braun
                             ------------------------
                               Edward H. Braun
                               Chairman, CEO and President

                        By:  /s/  John F. Rein, Jr.
                             ------------------------
                               John F. Rein, Jr.
                               Vice President, Finance
                               and Chief Financial Officer

                               EXHIBIT INDEX
Exhibits:

      10.25 Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.26 Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.27 Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.28 Guarantor's Security Agreement dated July 31, 1996 among Sloan Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.29 The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.

      10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.