Form 10-Q/A
period 1996-06-30
VEECO INSTRUMENTS INC
filed 1996-10-21
CIK 103145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                              AMENDMENT NO. 1 TO
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 1996

                       Commission file number 0-16244

                                  ----------

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

                                  ----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes X  No
                                      ---   ---

5,821,354 shares of Common Stock $.01 par value, were outstanding as of August 5, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Registrant, Veeco Instruments, Inc. (the "Company"), hereby amends its Quarterly Report on Form 10-Q (the "10-Q") for the quarterly period ended
June 30, 1996, filed with the Securities and Exchange Commission on August 7, 1996, to file as Exhibit 27 thereto, a Financial Data Schedule for the above period in accordance with Item 601(c) of Regulation S - K and Rule 401 of Regulation S - T.

     In addition, the electronic version of the 10-Q contained a typographical error in the Consolidated Balance Sheet set forth therein; the captions setting forth the dates of the Balance Sheet information mistakenly read "June 30, 1995" and "December 31, 1996" instead of "June 30, 1996" and "December 31, 1995". Accordingly, the Company hereby amends the electronic version of the 10-Q to correct such captions to read "June 30, 1996" and "December 31, 1995".

                           [Intentionally left blank]

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

      10.25 Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

      10.26 Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

      10.27 Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

      10.28 Guarantor's Security Agreement dated July 31, 1996 among Sloan Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

      10.29 The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

      10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

      27 Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended June 30, 1996.(*)

b)    Reports on Form 8-K:

      The Registrant filed a Form 8-K dated July 26, 1996 reporting that shares of common stock, par value $.01 per share, of the Registrant may no longer be offered for resale or resold pursuant to any of the following prospectuses: (i) the Company's Prospectus dated December 15, 1994 filed as part of the Company's Registration Statement on Form S-8, file no. 33-87394; (ii) the Company's Prospectus dated August 3, 1995 filed as part of the Company's Registration Statement on Form S-8, file no. 33-95424; and (iii) the Company's Prospectus dated August 3, 1995 filed as part of the Company's Registration Statement on Form S-8, file no. 33-95422.(1)


      (1) Item previously filed with Veeco Instruments Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

      (*) Item filed with this Amendment No. 1.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 21, 1996



                                  Veeco Instruments Inc.



                                  By:  /s/ John F. Rein, Jr.
                                       ------------------------
                                       John F. Rein, Jr.
                                       Vice President, Finance
                                       and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.    Document
-----------    --------

10.25 Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

10.26 Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

10.27 Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

10.28 Guarantor's Security Agreement dated July 31, 1996 among Sloan Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

10.29 The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

27 Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended June 30, 1996. (*)




               (1) Item previously filed with Veeco Instruments Inc. Quarterly
                   Report on Form 10-Q for the quarterly period ended
                   June 30, 1996.

               (*) Item filed with this Amendment No. 1.