Form 10-Q
period 1996-09-30
VEECO INSTRUMENTS INC
filed 1996-10-30
CIK 103145

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         Commission file number 0-16244

                                -----------------

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

                                -----------------


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

5,826,534 shares of Common Stock $.01 par value, were outstanding as of October 25, 1996.

--------------------------------------------------------------------------------

                             VEECO INSTRUMENTS INC.


                                      INDEX


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Statements of Income -
           Three Months Ended September 30, 1996 and 1995                      3

          Condensed Consolidated Statements of Income -
           Nine Months Ended September 30, 1996 and 1995                       4

          Condensed Consolidated Balance Sheets -
           September 30, 1996 and December 31, 1995                            5

          Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1996 and 1995                       6

          Notes to Condensed Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                    12


SIGNATURES                                                                    13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             Veeco Instruments Inc.
                                and Subsidiaries

                   Condensed Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                               ---------------------------------

                                                 1996                     1995
                                               --------                 --------

Net sales                                      $ 24,071                 $ 18,430

Cost of sales                                    13,602                   10,061
                                             ----------               ----------

Gross profit                                     10,469                    8,369


Costs and expenses:

  Research and development expense                2,601                    1,589

  Selling, general and administrative expense     4,745                    4,200

  Amortization expense                               63                       51

  Other - net                                        46                      108
                                               --------                 --------

Operating income                                  3,014                    2,421

Interest income, net                                148                      152
                                               --------                 --------

Income before income taxes                        3,162                    2,573

Income taxes                                      1,168                      695
                                               --------                 --------

Net income                                     $  1,994                 $  1,878
                                               --------                 --------
                                               --------                 --------


Net income per common share                    $   0.34                 $   0.33
                                               --------                 --------
                                               --------                 --------

Shares used in computation                    5,860,000                5,750,000
                                               --------                 --------
                                               --------                 --------


SEE ACCOMPANYING NOTES.

                             Veeco Instruments Inc.
                                and Subsidiaries

                   Condensed Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                             -----------------------------------
                                                1996                      1995
                                             ----------               ----------

Net sales                                    $   69,810               $   50,061

Cost of sales                                    39,011                   27,430
                                             ----------               ----------

Gross profit                                     30,799                   22,631


Costs and expenses:

  Research and development expense                7,184                    4,950

  Selling, general and administrative
    expense                                      14,334                   11,628

  Amortization expense                              168                      151

  Other - net                                       163                       84
                                             ----------               ----------

Operating income                                  8,950                    5,818

Interest income, net                                510                      167
                                             ----------               ----------

Income before income taxes                        9,460                    5,985

Income taxes                                      3,550                    1,529
                                             ----------               ----------

Net income                                   $    5,910               $    4,456
                                             ----------               ----------
                                             ----------               ----------


Net income per common share                  $     1.00               $     0.84
                                             ----------               ----------
                                             ----------               ----------

Shares used in computation                    5,889,000                5,317,000
                                             ----------               ----------
                                             ----------               ----------


SEE ACCOMPANYING NOTES.

                             Veeco Instruments Inc.
                                and Subsidiaries

                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                             September 30,          December 31,
                                                 1996                   1995
                                             -----------------------------------
                                              (Unaudited)

ASSETS

Current assets:

  Cash and cash equivalents                   $  18,109                $  17,568

  Accounts and trade notes receivable            17,878                   18,983

  Inventories                                    21,569                   15,795

  Prepaid expenses and other current assets         925                      923

  Deferred income taxes                           1,261                    1,221
                                             ----------               ----------

Total current assets                             59,742                   54,490


Property, plant and equipment at cost, net        8,932                    7,381

Excess of cost over net assets acquired           4,481                    4,579

Other assets - net                                1,053                      930
                                             ----------               ----------

Total assets                                  $  74,208                $  67,380
                                             ----------               ----------
                                             ----------               ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                            $  10,880                 $  8,729

  Accrued expenses                                6,661                    7,523

  Income taxes payable                              336                      777
                                             ----------               ----------

Total current liabilities                        17,877                   17,029


Deferred income taxes                               118                      118

Other liabilities                                   463                      482


Shareholders' equity:

  Common stock                                       58                       58

  Additional paid-in capital                     47,610                   47,353

  Retained earnings                               7,481                    1,571

  Cumulative translation adjustment                 601                      769
                                             ----------               ----------

Total shareholders' equity                       55,750                   49,751
                                             ----------               ----------

Total liabilities and shareholders' equity   $   74,208               $   67,380
                                             ----------               ----------
                                             ----------               ----------


SEE ACCOMPANYING NOTES.

                             Veeco Instruments Inc.
                                and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                               ---------------------------------

                                                  1996                   1995
                                               ----------             ----------

OPERATING ACTIVITIES

Net income                                     $  5,910               $  4,456

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation and amortization                   1,012                    965

  Deferred income taxes                             (40)                   495

  Changes in operating assets and

   liabilities:

  Accounts and trade notes receivable               867                 (1,627)

  Inventories                                    (5,886)                (3,159)

  Accounts payable                                2,169                   (171)

  Accrued expenses and other current
   liabilities                                   (1,263)                 1,415

  Other - net                                       (11)                   266
                                             ----------             ----------

Net cash provided by operating activities         2,758                  2,640


INVESTING ACTIVITIES

Capital expenditures                             (2,403)                  (703)
                                             ----------             ----------

Net cash used in investing activities            (2,403)                  (703)


FINANCING ACTIVITIES

Proceeds from stock issuance                        257                 14,538

Deferred financing costs                           (193)                   (85)

Other                                                 -                    (29)
                                             ----------             ----------

Net cash provided by financing activities            64                 14,424

Effect of exchange rates on cash                    122                   (172)
                                             ----------             ----------

Net change in cash and cash equivalents             541                 16,189

Cash and cash equivalents at beginning
  of period                                      17,568                  2,279
                                             ----------             ----------
Cash and cash equivalents at end
  of period                                     $18,109                $18,468
                                             ----------             ----------
                                             ----------             ----------


SEE ACCOMPANYING NOTES.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.



Note 2 - Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:



                               September 30,                        December 31,
                                   1996                                 1995
                                   ----                                 ----
                                             (Dollars in thousands)


     Raw materials              $  8,052                               $ 4,349
     Work-in process               6,142                                 4,222
     Finished goods                7,375                                 7,224
                                --------                               -------
                                $ 21,569                               $15,795
                                --------                               -------

Note 3 - Balance Sheet Information

Selected balance sheet account disclosures follow:


                                                 September 30,      December 31,
                                                     1996               1995
                                                     ----               ----
                                                      (Dollars in thousands)

    Allowance for doubtful accounts                 $    654          $    517

    Accumulated depreciation and amortization

       of property, plant and equipment             $  6,138          $  5,318

    Accumulated amortization of excess of cost

        over net assets acquired                    $    877          $    779

Note 4 - Credit Facility

In place of its existing financing arrangements, in July 1996, the Company entered into a new credit facility (the "New Credit Facility") with Fleet Bank, N.A. and The Chase Manhattan Bank. The New Credit Facility, which is to be used for working capital, acquisitions and general corporate purposes, provides the Company with up to $30 million of availability. The New Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 3/4% above the prime rate in the event the Company's debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. The New Credit Facility expires July 31, 1999, but under certain conditions is convertible into a term loan, which would amortize quarterly through July 31, 2002. The New Credit Facility is secured by substantially all of the Company's personal property, as well as the stock of its Sloan subsidiary.

Note 5 - Other Information

The principal reason for the variation in the relationship between the statutory income tax rate and the effective tax rate for the three and nine months ended September 30, 1995 is due to the recognition of previously unrecognized deferred tax assets.

Total interest paid for the nine months ended September 30, 1995 was $106,000. The Company made income tax payments of $3,967,000 and $647,000 for the nine months ended September 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for three months ended September 30, 1996 increased by approximately $5.6 million or 30.6% over the comparable 1995 period. The increase principally
reflects continuing growth in Ion Beam System sales.                          .

Sales of Ion Beam Systems for the third quarter of 1996 increased to approximately $13.2 million or 62.8% over the comparable period in 1995, driven primarily by increased demand from the mass memory storage market. Sales of Surface Metrology products for the third quarter of 1996 of approximately $6.1 million remained flat compared to the third quarter of 1995, as a result of a general slow down in semiconductor applications. Sales of Industrial Measurement products for the third quarter of 1996 increased to approximately $4.8 million or 13.4% over the comparable period in 1995, as the result of increased sales of new leak detection products.

The Company booked $18.3 million of orders in the quarter compared to $21.2 million of orders in the third quarter of 1995, as the general over capacity in the semiconductor device industry has impacted customers short term purchasing patterns.

Gross profit for the third quarter of 1996 of approximately $10.5 million represents an increase of approximately $2.1 million over the comparable 1995 period. Gross profit as a percentage of net sales decreased from 45.4% in 1995 to 43.5% in 1996. This decline was principally due to product and geographic mix changes in Surface Metrology products in the 1996 third quarter.

Research and development expense in the third quarter of 1996 increased by approximately $1.0 million or 63.7% compared to the third quarter of 1995 as the Company increased its R&D investment in each product line with particular emphasis on ion beam deposition products.

Selling, general and administrative expenses increased by approximately $545,000 compared to the third quarter of 1995. The increase was primarily due to approximately $401,000 of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased compensation and travel expense.

Operating income increased to approximately $3.0 million or 12.5% of net sales for the third quarter of 1996 compared to approximately $2.4 million or 13.1% of net sales for the third quarter of 1995, due to the above noted factors.

Income taxes for the third quarter of 1996 amounted to approximately $1.2 million or 36.9% of income before income taxes in 1996 as compared to $695,000 or 27.0% of income before taxes for the same period in 1995. The lower effective tax rate in 1995 as compared to the statutory tax rate is a result of the Company recognizing in 1995 previously unrecognized deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for nine months ended September 30, 1996 increased by approximately $19.7 million or 39.5% over the comparable 1995 period. The increase reflects growth in all three product lines: Ion Beam Systems, Surface Metrology and Industrial Measurement.

Sales of Ion Beam Systems for the nine months ended September 30, 1996 increased to approximately $37.2 million or 67.8% over the comparable 1995 period, driven by increased demand from the mass memory storage market. Sales of Surface Metrology products for the nine months ended September 30, 1996 increased to approximately $17.3 million or 19.4% over the comparable 1995 period, primarily as a result of increased activity in SXM Atomic Force Microscopy for semiconductor applications. Sales of Industrial Measurement products for the nine months ended September 30, 1996 increased to approximately $15.3 million or 14.4% over the comparable 1995 period, as a result of new leak detection products.

Gross profit for the first nine months of 1996 of approximately $30.8 million represents an increase of 36.1% or approximately $8.2 million over the comparable 1995 period. Gross profit as a percentage of net sales decreased from 45.2% in 1995 for the first nine months to 44.1% in 1996 for the same period. This decline was principally due to product mix changes in Surface Metrology and Industrial Measurement.

Research and development expense increased by approximately $2.2 million or 45.1% in the first nine months of 1996 compared to the comparable period of 1995 as the Company increased its R&D investment in all product lines, with $1.5 million of the increase directed at Ion Beam Systems.

Selling, general and administrative expenses for the first nine months of 1996 increased by approximately $2.7 million compared to the first nine months of 1995. The increase was primarily due to approximately $2.1 million of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased compensation and travel expense as a result of the hiring of additional sales and service personnel to support the Company's continuing growth. The Company booked $68.8 million of orders in the first nine months of 1996 compared to $60.5 million of orders in the first nine months of 1995.

Operating income increased to approximately $9.0 million or 12.8% of net sales for the nine months ended September 30, 1996 compared to approximately $5.8 million or 11.6% of net sales for the nine months ended September 30, 1995, due to the above noted factors.

Income taxes for the nine months ended September 30, 1996 amounted to $3.6 million or 37.5% of income before income taxes as compared to approximately $1.5 million or 25.5% of income before income taxes for the same period in 1995. The lower effective tax rate in 1995 as compared to the statutory tax rate is a result of the Company recognizing in 1995 previously unrecognized deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations totaled $2.8 million for the first nine months of 1996 compared to $2.6 million for the comparable 1995 period. Inventories increased $5.9 million as a result of purchases required for the increased sales level.

The Company had capital expenditures of $2.4 million for the nine months ended September 30, 1996, principally for laboratory tools and test equipment. In addition, the Company began an upgrade of its computer systems in the 1996 third quarter and anticipates spending $1.5 million on this program in the next six to nine months.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits:


     10.25 Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (1)

     10.26 Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (1)

     10.27 Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (1)

     10.28 Guarantor's Security Agreement dated July 31, 1996 among Sloan Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

     10.29 The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (1)

     10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

     27. Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended September 30, 1996.

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

(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 filed with the Securities and Exchange Commission on August 8, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  October 29,  1996



                                   Veeco Instruments Inc.



                    By:  /s/  Edward H. Braun
                         Edward H. Braun
                         Chairman, CEO and President



                    By:  /s/  John F. Rein, Jr.
                         John F. Rein, Jr.
                         Vice President, Finance
                         and Chief Financial Officer

                                  EXHIBIT INDEX


     Exhibits:

     10.25 Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (1)

     10.26 Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (1)

     10.27 Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (1)

     10.28 Guarantor's Security Agreement dated July 31, 1996 among Sloan Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.(1)

     10.29 The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (1)

     10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (1)

     27. Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended September 30, 1996.

     (1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 filed with the Securities and Exchange Commission on August 8, 1996.