Form 10-Q
period 1997-03-31
VEECO INSTRUMENTS INC
filed 1997-05-09
CIK 103145

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31,1997

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

                              ------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                      YES X NO
                                          -    -
     5,871,959 shares of Common Stock $.01 par value, were outstanding as of April 28, 1997.

                                VEECO INSTRUMENTS INC.

                                         INDEX

                                                                                            PAGE
                                                                                            -----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Statements of Income -Three Months Ended
        March 31, 1997 and 1996.......................................................       3

        Condensed Consolidated Balance Sheets -March 31, 1997
        and December 31, 1996.........................................................       4

        Condensed Consolidated Statements of Cash Flows -Three Months Ended
        March 31, 1997 and 1996.......................................................       5

        Notes to Condensed Consolidated Financial Statements..........................       6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.........................................................       8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................................     10

SIGNATURES.............................................................................     11


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   Veeco Instruments Inc.
                                      and Subsidiaries

                        Condensed Consolidated Statements of Income
                           (In thousands, except per share data)
                                       (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      ----------------------
                                                                         1997        1996
                                                                      ----------  ----------
Net sales...........................................................  $   29,551  $   20,644
Cost of sales.......................................................      16,642      11,437
                                                                      ----------  ----------
Gross profit........................................................      12,909       9,207
Costs and expenses:
Research and development expense....................................       2,952       2,004
Selling, general and administrative expense.........................       5,765       4,373
Amortization expense................................................          69          53
Other--net..........................................................         (18)         92
                                                                      ----------  ----------
Operating income....................................................       4,141       2,685
Interest income, net................................................         105         200
                                                                      ----------  ----------
Income before income taxes..........................................       4,246       2,885
Income taxes........................................................       1,609       1,075
                                                                      ----------  ----------
Net income..........................................................  $    2,637  $    1,810
                                                                      ----------  ----------
                                                                      ----------  ----------
Net income per common share.........................................  $     0.43  $     0.31
                                                                      ----------  ----------
                                                                      ----------  ----------
Shares used in computation..........................................   6,150,000   5,893,000
                                                                      ----------  ----------
                                                                      ----------  ----------

    See accompanying notes.

                                  Veeco Instruments Inc.
                                     and Subsidiaries

                                 Consolidated Balance Sheet
                                   (Dollars in thousands)

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1997          1996
                                                                      -----------  ------------
                                                                      (UNAUDITED)
Assets
Current assets:
Cash and cash equivalents...........................................   $  24,819    $   21,209
Accounts and trade notes receivable.................................      20,276        19,826
Inventories.........................................................      23,619        21,263
Prepaid expenses and other current assets...........................         808           858
Deferred income taxes...............................................       1,987         1,937
                                                                      -----------  ------------
Total current assets................................................      71,509        65,093
Property, plant and equipment at cost, net..........................      10,792         9,761
Excess of cost over net assets acquired.............................       4,433         4,448
Other assets--net...................................................       1,319         1,025
                                                                      -----------  ------------
Total assets........................................................   $  88,053    $   80,327
                                                                      -----------  ------------
                                                                      -----------  ------------
Liabilities and shareholders' equity
Current liabilities:
Accounts payable....................................................   $  13,901    $   11,196
Accrued expenses....................................................      11,015         9,964
Income taxes payable................................................       2,002           479
                                                                      -----------  ------------
Total current liabilities...........................................      26,918        21,639
Deferred income taxes...............................................         257           257
Other liabilities...................................................         422           461
Shareholders' equity:
Common stock........................................................          59            58
Additional paid-in capital..........................................      47,993        47,638
Retained earnings...................................................      12,246         9,609
Cumulative translation adjustment...................................         158           665
                                                                      -----------  ------------
Total shareholders' equity..........................................      60,456        57,970
                                                                      -----------  ------------
Total liabilities and shareholders' equity..........................   $  88,053    $   80,327
                                                                      -----------  ------------
                                                                      -----------  ------------

    See accompanying notes.

                                Veeco Instruments Inc.
                                   and Subsidiaries

                     Condensed Consolidated Statements of Cash Flows
                                 (Dollars in thousands)
                                       (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Operating activities
Net income..............................................................  $   2,637  $   1,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization...........................................        295        334
Deferred income taxes...................................................        (50)       (12)
Changes in operating assets and liabilities:
Accounts receivable.....................................................       (697)       868
Inventories.............................................................     (2,557)    (3,649)
Accounts payable........................................................      2,727      1,902
Accrued expenses and other current liabilities..........................      2,660     (1,076)
Other--net..............................................................       (297)       (44)
                                                                          ---------  ---------
Net cash provided by operating activities...............................      4,718        133
Investing activities
Capital expenditures....................................................     (1,266)      (439)
                                                                          ---------  ---------
Net cash used in investing activities...................................     (1,266)      (439)
Financing activities
Proceeds from stock issuance............................................        356        206
Other...................................................................        (14)    --
                                                                          ---------  ---------
Net cash provided by financing activities...............................        342        206
Effect of exchange rates on cash........................................       (184)        51
                                                                          ---------  ---------
Net change in cash and cash equivalents.................................      3,610        (49)
Cash and cash equivalents at beginning of period........................     21,209     17,568
                                                                          ---------  ---------
Cash and cash equivalents at end of period..............................  $  24,819  $  17,519
                                                                          ---------  ---------
                                                                          ---------  ---------

    See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

NOTE 2--INVENTORIES

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1997          1996
                                                                      -----------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Raw materials.......................................................   $  11,108    $    9,546
Work-in process.....................................................       6,134         4,909
Finished goods......................................................       6,377         6,808
                                                                      -----------  ------------
                                                                       $  23,619    $   21,263
                                                                      -----------  ------------
                                                                      -----------  ------------

                                       6

NOTE 3--BALANCE SHEET INFORMATION

SELECTED BALANCE SHEET ACCOUNT DISCLOSURES FOLLOW:

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1997          1996
                                                                      -----------  -------------
                                                                        (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts.....................................   $     491     $     482
Accumulated depreciation and amortization of property, plant and
  equipment.........................................................   $   6,991     $   6,503
Accumulated amortization of excess of cost over net assets
  acquired..........................................................   $     925     $     910

NOTE 4--OTHER INFORMATION

Total interest paid for the three months ended March 31, 1997 and 1996 was $15,000 and $83,000, respectively. The Company made income tax payments of $103,000 and $308,000 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 5--SUBSEQUENT EVENTS

On April 28, 1997, the Company signed a definitive merger agreement with Wyko Corporation ("Wyko") of Tucson, Arizona, a leading supplier of optical interferometric measurement systems for the data storage and semiconductor industries providing for the merger of Veeco Acquisition Corporation, a wholly owned subsidiary of the Company, into Wyko. Under the merger agreement, Wyko shareholders would receive 2,863,810 shares of Veeco common stock and holders of options to acquire Wyko common stock would receive options to acquire an aggregate of 136,190 shares of Veeco common stock. The merger is intended to be accounted for as a pooling of interests transaction. The consummation of the merger is subject to a number of conditions, including approval by the shareholders of Veeco, receipt of a fairness opinion from Veeco's financial advisor and confirmation from Veeco's independent accountants regarding its concurrence that the merger may be accounted for as a pooling of interests.

On April 10, 1997, the Company acquired certain assets and personnel of the Media and Magnetics Applications Division of Materials Research Corporation, for a purchase price including cash plus assumption of certain liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

Net sales for three months ended March 31, 1997 increased by approximately $8.9 million or 43% over the comparable 1996 period. The increase principally reflects continuing growth in Ion Beam System sales.

Sales of Ion Beam Systems for the first quarter of 1997 of approximately
$17.9 million increased by approximately $8.3 million or 86% over the comparable period in 1996, driven principally by increased demand from the data storage industry for high density hard drives. Sales of Surface
Metrology products for the first quarter of 1997 of approximately $6.6 million increased by approximately $.9 million or 16% over the comparable
1996 period, reflecting increased SXM product sales as a result of the semiconductor industry's investment in next generation sub-0.35 micron and smaller-featured device production. Sales of Industrial Measurement products for the first quarter of 1997 of approximately $5.0 million decreased by approximately $.3 million or 6% compared to the comparable period in 1996, as the result of a decrease in leak detection equipment sales.

The Company booked approximately $31.4 million of orders in the quarter compared to approximately $25.4 million of orders in the first quarter of 1996, reflecting both the increased demand for high density hard drives and the continued industry transition to the next generation MR thin film magnetic heads and increasing orders for SXM products.

Gross profit for the first quarter of 1997 of approximately $12.9 million represents an increase of approximately $3.7 million or 40% over the comparable 1996 period. Gross profit as a percentage of net sales decreased to 43.7% in 1997 from 44.6% in 1996. This decline was principally due to changes in product mix.

Research and development expense in the first quarter of 1997 increased by approximately $.9 million or by 47% compared to the first quarter of 1996, principally driven by the increased R&D investment in Ion Beam Systems.

Selling, general and administrative expenses increased by approximately $1.4 million or by 32% compared to the first quarter of 1996. The increase was primarily due to approximately $1.1 million of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased sales and sales support compensation and travel expense.

Operating income increased to approximately $4.1 million or 14% of net sales for the first quarter of 1997 compared to approximately $2.7 million or 13% of net sales for the first quarter of 1996, due to the above noted factors.

Income taxes for the first quarter of 1997 amounted to approximately $1.6 million or 38% of income before income taxes in 1997 as compared to approximately $1.1 million or 37% of income before taxes for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations totaled approximately $4.7 million for the first three months of 1997 compared to approximately $.1 million for the comparable 1997 period. This increase is reflective of an increase in net income in 1997 of approximately $.8 million over the comparable 1996 period coupled with favorable changes in operating assets and liabilities.

The Company made capital expenditures of approximately $1.3 million for the three months ended March 31, 1997, as compared to approximately $.4 million in the comparable 1996 period. Capital expenditures in 1997 principally reflect investments in building improvements, laboratory tools and business information systems.

Relative to the acquisition in April 1997 of the Media and Magnetics Applications business of Materials Research Corporation, the Company believes that it will expend approximately $10 million of cash during the last nine months of 1997 for the purchase of this business, as well as for future capital expenditures and working capital requirements.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's bank credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the foreseeable future.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:


      2 Agreement and Plan of Merger Among Veeco Instruments Inc., Veeco Acquisition Corp. and Wyko Corporation and its Security Holders dated April 28, 1997.

     27 Financial Data Schedule of Veeco Instruments Inc. for the quarter ended March 31, 1997.


b)    Reports on Form 8-K:

      The Registrant filed a Form 8-K dated March 13, 1997 reporting that : (I) the Registrant entered into a letter of intent with Wyko Corporation pursuant to which it is contemplated that the Registrant will acquire all the issued and outstanding shares of Wyko in exchange for the issuance of 3,000,000 shares of common stock of the Registrant and on March 10, 1997, the Registrant issued a press release announcing the execution of such letter of intent and, (ii) the Registrant issued a press release on March 10, 1997 announcing it had entered into a Memorandum of Understanding with MRC Corporation pursuant to which it is contemplated that the Registrant will acquire certain assets and assume certain liabilities relating to MRC's Media and Magnetics Applications division in exchange for cash.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 1997




                                               Veeco Instruments Inc.

                                               By: /s/ Edward H. Braun
                                                   -------------------
                                                   Edward H. Braun
                                                   Chairman, CEO and President


                                               By: /s/ John F. Rein, Jr.
                                                   ----------------------
                                                   John F. Rein, Jr.
                                                   Vice President, Finance
                                                   and Chief Financial Officer