Form 10-K/A
period 1996-12-31
VEECO INSTRUMENTS INC
filed 1997-07-02
CIK 103145

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K/A

         [ X ] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO Section 13
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

    At February 24, 1997, the Registrant had outstanding 5,870,627 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997 are incorporated by reference into Part
                        III of this Form 10-K Report.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
   The Registrant, Veeco Instruments Inc. ("Veeco" or the "Company"), hereby amends its Annual Report on Form 10-K (the "10-K") for the year ended
December 31, 1996, filed with the Securities and Exchange Commission (the "Commission") on February 28, 1997, to provide certain information included in its definitive Schedule 14A dated July 2, 1997.

                                       PART II


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.


                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         YEARS ENDED DECEMBER 31

                                            1996      1995      1994      1993      1992
                                         --------------------------------------------------

STATEMENT OF OPERATIONS DATA:
  Net sales                               $96,832   $72,359   $49,434   $43,149   $36,346
  Cost of sales                            54,931    39,274    28,940    25,736    21,847
                                          --------------------------------------------------
  Gross profit                             41,901    33,085    20,494    17,413    14,499
  Cost and expenses                        29,719    24,289    16,511    15,482    13,081
                                          --------------------------------------------------
  Operating income                         12,182     8,796     3,983     1,931     1,418
  Interest (income) expense - net            (678)     (391)    2,620     2,341     3,006
                                          --------------------------------------------------
  Income (loss) before income
    taxes and extraordinary item           12,860     9,187     1,363      (410)   (1,588)
  Income tax  provision (benefit)           4,822     2,395      (795)        -         -
                                          --------------------------------------------------
  Income (loss) before
    extraordinary item                      8,038     6,792     2,158      (410)   (1,588)
  Extraordinary (loss), net
    of $355 tax benefit                         -         -      (679)        -         -
                                          --------------------------------------------------
  Net income (loss)                        $8,038    $6,792    $1,479     $(410)  $(1,588)
                                          --------------------------------------------------
                                          --------------------------------------------------
Earnings per share:
  Income (loss) before
    extraordinary item                      $1.36     $1.24       .87     $(.22)    $(.84)
  Extraordinary (loss)                          -         -      (.27)        -         -
                                          --------------------------------------------------
  Net income (loss)                         $1.36     $1.24     $.60      $(.22)    $(.84)
                                          --------------------------------------------------
                                          --------------------------------------------------

  Shares used in computing
    earnings per share                      5,906     5,484     2,472     1,874     1,897
                                          --------------------------------------------------
                                          --------------------------------------------------
                                                            AS OF DECEMBER 31
                                             1996      1995      1994      1993      1992
                                          --------------------------------------------------

  BALANCE SHEET DATA(1):
  Cash and cash equivalents               $21,209   $17,568   $ 2,279      $386    $1,063
  Working capital                          43,454    37,461    16,122     6,666     7,264
  Excess of cost over net
    assets acquired                         4,448     4,579     4,710     4,840     4,835
  Total assets                             80,327    67,380    40,931    32,596    31,464
  Long-term debt and capital
    leases (including current
    installments)                              -         -        39    24,934    25,150
  Shareholders' equity (deficit)           57,970    49,751    28,289    (1,681)   (1,226)

---------------------
(1) Veeco completed an initial public offering (the "IPO") on December 6, 1994 in which $24,290,000 of net proceeds were received by Veeco. The net proceeds were used to repay the Company's outstanding debt and for working capital and other general corporate purposes. Prior to the IPO, the Company was highly leveraged with approximately $23,700,000 of debt and accrued interest outstanding. Veeco completed an additional public offering on July 31, 1995 (the "Follow-On Offering") in which $14,460,000 of net proceeds were received by Veeco. The net proceeds have been used for general corporate purposes. Prior to the completion of the IPO, Veeco incurred significant interest expense on its outstanding debt. Since the completion of the IPO and the Follow-On Offering, Veeco has earned net interest income.

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
                                              ---------------------------------
                                              ---------------------------------

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net sales were $96,832,000 for the year ended December 31, 1996 representing an increase of approximately $24,473,000, or 33.8%, for the fiscal year ended December 31, 1996 as compared to 1995. The increase reflects growth in all three of Veeco's product lines - ion beam systems, surface metrology and industrial measurement. Sales in the U.S. increased approximately 38.6%, while international sales included a 37.8% increase in Asia Pacific and a 56.2% increase in Japan and a 3% decrease in Europe.

     Sales of ion beam systems increased by 60.3% to approximately $53,213,000 in 1996 compared to 1995. Of this increase, approximately 55.9% is due to growth in volume, with the balance of the increase attributable to an approximately 27.7% higher average selling price of a system resulting from a shift in customer demand to multi-process modules with increased automation. This growth was principally driven by increased demand for mass memory storage due to the capacity ramp up in both magnetoresistive and inductive thin film magnetic heads required in high density hard drives.

     Sales of surface metrology products increased by 14.6% to approximately $23,902,000 in 1996 compared to 1995 principally as a result of increased sales of SXM Workstations for semiconductor applications.

     Sales of industrial measurement products increased by 7.7% to approximately $19,717,000 in 1996 compared to 1995 as a result of increased volume due to the introduction of new products in the leak detection product line, while the average sales price of a product was comparable in 1996 and 1995.

     Gross profit increased to approximately $41,901,000, or 43.3% of net sales for 1996, compared to $33,085,000, or 45.7% of net sales for 1995. The decline in gross margin percentage was principally due to product and geographic mix changes in surface metrology and industrial measurement products lines. The lower gross profit percentage attributable to product mix resulted from increased sales of the SXM Workstation and other products distributed for other manufacturers, which historically have had lower gross margins, as well as for increases in sales of newly introduced products, the costs of which are generally higher than for mature products. Export sales, which generally have higher sales discounts and service and distribution costs, increased by 46.0%, which negatively impacted gross margins.

     Research and development expense increased by approximately $2,703,000 to approximately $9,804,000, or 10.1% of net sales in 1996 compared to approximately $7,101,000 or 9.8% of sales in 1995, as Veeco increased its R&D investment in each of its product lines with particular emphasis on ion beam products.

     Selling, general and administrative expenses increased by approximately $2,714,000 to 20.2% of net sales in 1996 from 23.3% for 1995. Selling expense increased $2,353,000 principally comprised of sales commissions related to higher sales volume, as well as increased compensation and travel expense as a result of additional sales and service personnel required to support Veeco's growth. Veeco received approximately $107 million of orders in 1996 compared to approximately $84 million of orders in 1995 for a 27.9% increase.
 This resulted in a book to bill ratio of 1.11 to 1 for 1996.

     Operating income increased to approximately $12,182,000 or 12.6% of net sales for 1996 compared to $8,796,000 or 12.2% of net sales for 1995, due to the above noted factors. Veeco incurred an operating loss in its foreign operations for the year ended December 31, 1996 of approximately $300,000 compared to operating income of approximately $257,000 for the year ended December 31, 1995, principally as a result of an approximately $253,000 unfavorable change in foreign exchange transactions, a sales volume decline and the sale of additional SXM Workstations at lower gross profit margins than Veeco's other product lines.

     Income taxes amounted to $4,822,000 or 37.5% of income before income taxes and extraordinary item for 1996 as compared to $2,395,000 or 26.1% of income before income taxes and extraordinary item for 1995. Veeco's effective tax rate in 1995 was lower as a result of Veeco recognizing previously unrecognized deferred tax assets.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     Net sales increased by approximately $22,925,000, or 46.4%, for the fiscal year ended December 31, 1995 to approximately $72,359,000 as compared to 1994. The increase reflects growth in all three of Veeco's product lines - ion beam systems, surface metrology and industrial measurement. Sales in the U.S. increased approximately 48%, while international sales included an approximately 44% increase in European sales and an approximately 47% increase in Asia Pacific sales including Japan.

     Sales of ion beam systems increased by 58.1% to approximately $33,184,000 in 1995 compared to 1994. This increase was principally attributable to an increase in volume while the average sales price of a system was comparable in 1995 and 1994. This increase was driven by increased demand from mass memory storage and telecommunications markets.

     Sales of surface metrology products increased by 58.0% to approximately $20,830,000 in 1995 compared to 1994 as a result of increased sales of SXM Workstations for semiconductor applications and increased sales of surface profilers in Asia Pacific and Europe. This increase was principally attributable to an increase in volume while the average sales price of a system was comparable in 1995 and 1994.

     Sales of industrial measurement products increased by 20.2% to approximately $18,345,000 in 1995 compared to 1994 as a result of the introduction of new products in both the leak detection and XRF thickness measurement systems product lines. This increase was principally attributable to an increase in volume while the average sales price of a system was comparable in 1995 and 1994.

     Gross profit increased to approximately $33,085,000, or 45.7% of net sales, for 1995 compared to $20,494,000, or 41.5% of net sales for 1994. This improvement was due to the sales volume increases described above, product mix changes and improved operating efficiencies. Product mix favorably impacted gross margins in 1995 as compared to 1994 due to the increase in sales of ion beam systems and stylus profilers which generate higher gross margins than Veeco's industrial measurement products. Operating efficiencies were obtained in 1996 compared to 1995 by reduction in cycle times and higher throughput.

     Research and development expense increased by approximately $2,005,000 to approximately $7,101,000, or 9.8% of net sales in 1995 compared to approximately $5,096,000 or 10.3% of sales in 1994, as Veeco increased its R&D investment in each of its product lines.

     Selling, general and administrative expenses increased by approximately $5,651,000 to 23.3% of net sales in 1995 from 22.6% for 1994. Selling expense increased $4,150,000 principally comprised of sales commissions related to higher sales volume, as well as increased compensation and travel expense as a result of additional sales and service personnel required to support Veeco's growth. Veeco received approximately $84 million of orders in 1995 compared to approximately $55 million of orders in 1994.

     Operating income increased to approximately $8,796,000 or 12.2% of net sales for 1995 compared to $3,983,000 or 8.1% of net sales for 1994, due to the above noted factors.

     As a result of the repayment of all outstanding debt in December 1994 from the proceeds of the IPO and the investment of the net proceeds from the Public Offering completed in July 1995, Veeco had $391,000 of interest income in 1995 compared to $2,620,000 of interest expense in 1994.

     Income taxes amounted to $2,395,000 or 26.1% of income before income taxes and extraordinary item for 1995. Veeco's effective tax rate is lower than the statutory tax rate as a result of Veeco recognizing previously unrecognized deferred tax assets. It is anticipated that Veeco's effective tax rate in 1996 will approach the statutory tax rate.

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

     Working capital totaled approximately $43,454,000 at December 31, 1996 compared to approximately $37,461,000 at December 31, 1995. Cash increased to approximately $21,209,000 at December 31, 1996 as a result of cash from operations partially offset by approximately $3,766,000 of capital expenditures. Working capital was approximately $37,461,000 at December 31, 1995 compared to approximately $16,122,000 at December 31, 1994. Cash increased to approximately $17,568,000 at December 31, 1995 from $2,279,000 at December 31, 1994 as a result of cash from operations and Veeco's Public Offering.

     Veeco made capital expenditures of $3,766,000 for fiscal year 1996, principally for manufacturing facilities, laboratory and test equipment and computer system upgrades, as compared to $965,000 of capital expenditures for 1995. Veeco's capital expenditures for 1995 related primarily to the purchase of laboratory and test equipment and manufacturing facility improvements. Veeco expects that capital expenditures will increase in the next year as it improves its manufacturing facilities and acquires additional equipment for its ion beam deposition systems business.

     In July 1996, Veeco entered into a new credit facility (the "Credit Facility") with Fleet Bank, N.A. and The Chase Manhattan Bank. The Credit Facility, which may be used for working capital, acquisitions and general corporate purposes, provides Veeco with up to $30 million of availability. The Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 3/4% above the prime rate in the event Veeco's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. As of December 31, 1996 there were no amounts outstanding under the Credit Facility.

As of December 31, 1996, Veeco's availability under the Credit Facility was reduced by approximately $931,000 as a result of outstanding letters of credit. The Credit Facility is secured by substantially all of the Company's personal property, as well as the stock of its Sloan subsidiary.

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

     Veeco believes that the cash generated from operations, funds available from the Credit Facility described above and existing cash balances will be sufficient to meet the Company's projected working capital and other cash flow requirements for at least the next 24 months.

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

ENVIRONMENTAL COMPLIANCE AND REMEDIATION

Environmental compliance costs include ongoing maintenance, monitoring and similar costs. Such costs are expensed as incurred. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred and include expenses for development of new technology and the transition of the technology into new products or services.

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

In compliance with a Cleanup and Abatement Order ("CAO") issued by the California Regional Water Quality Control Board, Central Coast Region, the Company completed soil remediation of a site which was leased by a predecessor of the Company in September 1995. The cost of the soil remediation was approximately $35,000. The Company is currently performing post-soil remediation groundwater monitoring at the site. Reports prepared by consultants indicate certain contaminants in samples of groundwater underneath the site. The Company cannot predict the extent of groundwater contamination at the site and cannot determine at this time whether any or all of the groundwater contamination may be attributable to activities of neighboring parties. The Company cannot predict whether any groundwater remediation will be necessary or the costs, if any, of such remediation.

The Company may, under certain circumstances, be obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at its Plainview facility. The Company has been indemnified for any liabilities it may incur in excess of $250,000 with respect to any such remediation. No comprehensive plan has been required to date. Despite such indemnification, the Company does not believe that any material loss or expense is probable in connection with any remediation plan that may be proposed.

The Company is aware that petroleum hydrocarbon contamination has been detected in the soil at the site of a facility leased by the Company in Santa Barbara, California. The Company has been indemnified for any liabilities it may incur which arise from environmental contamination at the site. Despite such indemnification, the Company does not believe that any material loss or expense is probable in connection with any such liabilities.

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
                            -------------------------------
                            -------------------------------

                         Veeco Instruments Inc. and Subsidiaries

8. FOREIGN OPERATIONS AND GEOGRAPHIC AREA INFORMATION

Information as to the Company's foreign operations and geographic area information (assets not specifically identified to Europe and the Far East are included in the United States) is summarized below:



                                NET SALES
                        UNAFFILIATED CUSTOMERS                  OPERATING INCOME                        Total Assets
                 -------------------------------------------------------------------------------------------------------------
                    1996         1995         1994        1996        1995         1994         1996        1995        1994
                 -------------------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)

United States     $92,063     $66,826      $45,713     $12,613       $8,670      $4,702      $72,589     $58,051      $32,518
Europe(1)          11,214      11,863        7,297         (69)         651        (541)       6,953       8,790        7,563
Far East              915         913          681        (231)        (394)        (15)         785         539          850
Eliminations       (7,360)     (7,243)      (4,257)       (131)        (131)       (163)           -           -            -
                 -------------------------------------------------------------------------------------------------------------
                  $96,832     $72,359      $49,434     $12,182       $8,796      $3,983      $80,327     $67,380      $40,931
                 -------------------------------------------------------------------------------------------------------------
                 -------------------------------------------------------------------------------------------------------------

---------------------
(1) Principally reflects the Company's operations and assets in France, United Kingdom and Germany.

Export sales from the Company's United States operations are as follows:

                                 1996         1995        1994
                              -----------------------------------
                                        (IN THOUSANDS)

     Asia Pacific             $19,060      $13,827     $ 8,336
     Japan                     14,606        9,020       7,119
     Europe                       566          544       1,802
     Other                        749          564         556
                              -----------------------------------
                              $34,981      $23,955     $17,813
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