Form 10-Q/A
period 1997-03-31
VEECO INSTRUMENTS INC
filed 1997-07-02
CIK 103145

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                             ----------------

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

   The Registrant, Veeco Instruments Inc., hereby amends and restates its Quarterly Report on Form 10-Q (the "10-Q") for the quarterly period ended March 31, 1997, filed with the Securities and Exchange Commission (the "Commission") on May 7, 1997, to provide certain information included in its definitive Schedule 14A dated July 2, 1997.

                                VEECO INSTRUMENTS INC.

                                         INDEX

                                                                                            PAGE
                                                                                            -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income -Three Months Ended
         March 31, 1997 and 1996.......................................................       3

         Condensed Consolidated Balance Sheets -March 31, 1997
         and December 31, 1996.........................................................       4

         Condensed Consolidated Statements of Cash Flows -Three Months Ended
         March 31, 1997 and 1996.......................................................       5

         Notes to Condensed Consolidated Financial Statements..........................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................       8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................     10

SIGNATURES..............................................................................     11


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

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. ("Veeco") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 5--SUBSEQUENT EVENTS

On April 28, 1997, Veeco signed a definitive merger agreement with Wyko Corporation ("Wyko") of Tucson, Arizona, a leading supplier of optical interferometric measurement systems for the data storage and semiconductor industries providing for the merger of Veeco Acquisition Corporation, a wholly owned subsidiary of Veeco, into Wyko. Under the merger agreement, Wyko shareholders would receive 2,863,810 shares of Veeco common stock and holders of options to acquire Wyko common stock would receive options to acquire an aggregate of 136,190 shares of Veeco common stock. The merger is intended to be accounted for as a pooling of interests transaction. The consummation of the merger is subject to a number of conditions, including approval by the shareholders of Veeco, receipt of a fairness opinion from Veeco's financial advisor and confirmation from Veeco's independent accountants regarding its concurrence that the merger may be accounted for as a pooling of interests.

On April 10, 1997, the Company acquired certain assets and personnel of the Media and Magnetics Applications Division of Materials Research Corporation for cash plus the assumption of certain liabilities. The acquisition is being accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to the net assets acquired based on their estimated fair values as determined by an outside appraisal, including between $3,500,000 to $4,500,000 to be allocated to in-process engineering and development projects. These projects have not reached technological feasibility and have no alternative future uses and thus will be expensed as of the date of acquisition.

NOTE 6--NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issues SFAS No. 128, "Earnings Per Share," which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting SFAS No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 1997 and 1996

Net sales for three months ended March 31, 1997 increased by approximately $8,907,000 or 43% over the comparable 1996 period. The increase principally reflects continuing growth in ion beam system sales. Sales in the U.S. increased approximately 53%, while international sales included an approximately 45% decrease in Japan, a 31% decrease in Europe, and a 400% increase in Asia-Pacific. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales. However, there appears to be a trend of increasing sales demand in Asia-Pacific attributable to the expansion of hard drive and semiconductor industries in that region.

Sales of ion beam systems for the first quarter of 1997 of approximately $17,898,000 increased by approximately $8,278,000 or 86% over the comparable period in 1996, driven principally by increased demand from the data storage industry for high-density hard drives. Of this increase, approximately 73.8% was due to growth in volume, with the balance of the increase due to an approximately 30.7% higher average selling price of a system resulting from a shift in customer demand to multi-process modules with increased automation. Sales of surface metrology products for the first quarter of 1997 of approximately $6,610,000 increased by approximately $933,000 or 16% over the comparable 1996 period, reflecting increased SXM product sales as a result of the semiconductor industry's investment in next generation sub-0.35 micron and smaller-featured device production. Of this increase, approximately 39.1% was due to growth in volume, with the balance of the increase due to an approximately 17.2% higher average selling price of surface metrology products. Sales of industrial measurement products for the first quarter of 1997 of approximately $5,043,000 decreased by approximately $304,000 or 6% compared to the comparable period in 1996, as the result of a decrease in leak detection equipment sales.

Veeco booked approximately $31,399,000 of orders in the first quarter of 1997 compared to approximately $25,449,000 of orders in the first quarter of 1996, reflecting both the increased demand for high density hard drives and the continued industry transition to the next generation MR thin film magnetic heads and increasing orders for SXM products.

Gross profit for the first quarter of 1997 of approximately $12,909,000 represents an increase of approximately $3,702,000 or 40% over the comparable 1996 period. Gross profit as a percentage of net sales decreased to 43.7% for the first quarter of 1997 from 44.6% for the first quarter of 1996. This decline was principally due to changes in product mix.

Research and development expense in the first quarter of 1997 increased by approximately $948,000 or by 47% compared to the first quarter of 1996, principally driven by the increased R&D investment in ion beam systems.

Selling, general and administrative expenses increased by approximately $1,392,000 or by 32% compared to the first quarter of 1996. The increase was primarily due to approximately $1,065,000 of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased sales and sales support compensation and travel expense.

Operating income increased to approximately $4,141,000 or 14% of net sales for the first quarter of 1997 compared to approximately $2,685,000 or 13% of net sales for the first quarter of 1996, due to the above noted factors.

Income taxes for the first quarter of 1997 amounted to approximately $1,609,000 or 38% of income before income taxes in 1997 as compared to approximately $1,075,000 million or 37% of income before taxes for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations totaled approximately $4,718,000 for the first three months of 1997 compared to approximately $133,000 for the comparable 1996 period. This increase reflects of an increase in net income for the first quarter of 1997 of approximately $827,000 over the comparable 1996 period coupled with favorable changes in operating assets and liabilities.

Veeco made capital expenditures of approximately $1,266,000 for the three months ended March 31, 1997, as compared to approximately $439,000 in the comparable 1996 period. Capital expenditures in the first quarter of 1997 principally reflect investments in building improvements, laboratory tools and business information systems.

Relative to the acquisition in April 1997 of the Media and Magnetics Applications business of Materials Research Corporation, Veeco believes that it will expend approximately $10,000,000 of cash during the last nine months of 1997 for the purchase of this business as well as for future capital expenditures and working capital requirements. The expected time-frame for developing the acquired technology into commercially viable products is approximately 12 months from the acquisition date and it is anticipated that during this time-frame between $2,000,000 and $3,000,000 of expense will be incurred in connection with the technical and research and development efforts necessary to develop these products.

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

     27 Financial Data Schedule of Veeco Instruments Inc. for the quarter ended March 31, 1997.


b)    Reports on Form 8-K:

      The Registrant filed a Form 8-K dated March 13, 1997 reporting that: (I) the Registrant entered into a letter of intent with Wyko Corporation pursuant to which it is contemplated that the Registrant will acquire all the issued and outstanding shares of Wyko in exchange for the issuance of 3,000,000 shares of common stock of the Registrant and on March 10, 1997, the Registrant issued a press release announcing the execution of such letter of intent and, (ii) the Registrant issued a press release on March 10, 1997 announcing it had entered into a Memorandum of Understanding with MRC Corporation pursuant to which it is contemplated that the Registrant will acquire certain assets and assume certain liabilities relating to MRC's Media and Magnetics Applications division in exchange for cash.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 2, 1997




                                               Veeco Instruments Inc.

                                               By: /s/ Edward H. Braun
                                                   -------------------
                                                   Edward H. Braun
                                                   Chairman, CEO and President