Form 10-Q
period 1997-06-30
VEECO INSTRUMENTS INC
filed 1997-08-14
CIK 103145

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    -------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED JUNE 30, 1997

                          Commission file number 0-16244

                                    -------

                             VEECO INSTRUMENTS INC.
              (Exact name of registrant as specified in its charter)

          Delaware                                        11-2989601
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number


            Terminal Drive                                 11803
          Plainview, New York                             (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number, including area code: (516) 349-8300

                                    -------

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

    8,851,988 shares of common stock, $.01 par value per share, were outstanding as of August 12, 1997.

--------------------------------------------------------------------------------

                             VEECO INSTRUMENTS INC.

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

      Condensed Consolidated Statements of Income - Three
      Months Ended June 30, 1997 and 1996..................................   3

      Condensed Consolidated Statements of Income - Six Months
      Ended June 30, 1997 and 1996.........................................   4

      Condensed Consolidated Balance Sheets -June 30, 1997 and
      December 31, 1996....................................................   5

      Condensed Consolidated Statements of Cash Flows -Six
      Months Ended June 30, 1997 and 1996..................................   6

      Notes to Condensed Consolidated Financial Statements.................   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................   9


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................  12

Item 6. Exhibits and Reports on Form 8-K...................................  12


SIGNATURES.................................................................  14

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             Veeco Instruments Inc.
                               and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                  (Unaudited)

                                                                                               THREE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Net sales...................................................................................  $  33,867  $  25,095
Cost of sales...............................................................................     18,798     13,972
                                                                                              ---------  ---------
Gross profit................................................................................     15,069     11,123

Costs and expenses:
  Research and development expense..........................................................      3,561      2,579
  Selling, general and administrative expense...............................................      6,668      5,216
  Amortization expense......................................................................         69         52
  Other--net................................................................................        (51)        25
  Purchased in process technology...........................................................      4,200     --
                                                                                              ---------  ---------
Operating income............................................................................        622      3,251
Interest income, net........................................................................        105        162
                                                                                              ---------  ---------
Income before income taxes..................................................................        727      3,413
Income taxes................................................................................        281      1,307
                                                                                              ---------  ---------
Net income..................................................................................  $     446  $   2,106
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net income per common share.................................................................  $    0.07  $    0.35
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in computation..................................................................      6,264      5,958
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    See accompanying notes.

                            Veeco Instruments Inc.
                              and Subsidiaries

                 Condensed Consolidated Statements of Income
                    (In thousands, except per share data)
                                 (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Net sales...................................................................................  $  63,418  $  45,739
Cost of sales...............................................................................     35,440     25,409
                                                                                              ---------  ---------
Gross profit................................................................................     27,978     20,330

Costs and expenses:
  Research and development expense..........................................................      6,513      4,583
  Selling, general and administrative expense...............................................     12,433      9,589
  Amortization expense......................................................................        138        105
  Other--net................................................................................        (69)       117
  Purchased in process technology...........................................................      4,200     --
                                                                                              ---------  ---------
Operating income............................................................................      4,763      5,936
Interest income, net........................................................................        210        362
                                                                                              ---------  ---------
Income before income taxes..................................................................      4,973      6,298
Income taxes................................................................................      1,890      2,382
                                                                                              ---------  ---------
Net income..................................................................................  $   3,083  $   3,916
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net income per common share.................................................................  $    0.50  $    0.66
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in computation..................................................................      6,206      5,925
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    See accompanying notes.

                             Veeco Instruments Inc.
                               and Subsidiaries

                           Consolidated Balance Sheet
                                (In thousands)

                                                                                         JUNE 30,
                                                                                           1997      DECEMBER 31,
                                                                                        (UNAUDITED)      1996
                                                                                        -----------  ------------
Assets
Current assets:
  Cash and cash equivalents...........................................................   $  21,230    $   21,209
  Accounts and trade notes receivable.................................................      23,397        19,826
  Inventories.........................................................................      26,453        21,263
  Prepaid expenses and other current assets...........................................       1,263           858
  Deferred income taxes...............................................................       3,667         1,937
                                                                                        -----------  ------------
Total current assets..................................................................      76,010        65,093

Property, plant and equipment at cost, net............................................      12,647         9,761
Excess of cost over net assets acquired...............................................       4,383         4,448
Other assets--net.....................................................................       2,766         1,025
                                                                                        -----------  ------------
Total assets..........................................................................   $  95,806    $   80,327
                                                                                        -----------  ------------
                                                                                        -----------  ------------
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable....................................................................   $  14,702    $   11,196
  Accrued expenses....................................................................      16,005         9,964
  Income taxes payable................................................................       1,338           479
                                                                                        -----------  ------------
Total current liabilities.............................................................      32,045        21,639

Deferred income taxes.................................................................         257           257
Other liabilities.....................................................................         414           461

Shareholders' equity:
  Common stock........................................................................          60            58
  Additional paid-in capital..........................................................      48,968        47,638
  Retained earnings...................................................................      12,692         9,609
  Stock options tax benefit...........................................................       1,290        --
  Cumulative translation adjustment...................................................          80           665
                                                                                        -----------  ------------
Total shareholders' equity............................................................      63,090        57,970
                                                                                        -----------  ------------
Total liabilities and shareholders' equity............................................   $  95,806    $   80,327
                                                                                        -----------  ------------
                                                                                        -----------  ------------

    See accompanying notes.

                              Veeco Instruments Inc.
                                 and Subsidiaries

                  Condensed Consolidated Statements of Cash Flows
                                  (In thousands)
                                    (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Operating activities
Net income..................................................................................  $   3,083  $   3,916
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization.............................................................        699        657
  Deferred income taxes.....................................................................     (1,730)       (20)
  Purchased in process technology...........................................................      4,200     --
Changes in operating assets and liabilities:
  Accounts receivable.......................................................................     (3,834)      (979)
  Inventories...............................................................................     (3,582)    (3,570)
  Accounts payable..........................................................................      3,533      1,534
  Accrued expenses and other current liabilities............................................      4,056       (733)
  Other--net................................................................................       (289)      (281)
                                                                                              ---------  ---------
Net cash provided by operating activities...................................................      6,136       524

Investing activities
Capital expenditures........................................................................     (2,807)    (1,219)
Net assets of business acquired.............................................................     (4,375)    --
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................     (7,182)    (1,219)

Financing activities
Proceeds from stock issuance................................................................      1,332        224
Other.......................................................................................        (14)      (150)
                                                                                              ---------  ---------
Net cash provided by financing activities...................................................      1,318         74

Effect of exchange rates on cash............................................................       (251)       114
                                                                                              ---------  ---------
Net change in cash and cash equivalents.....................................................         21       (507)
Cash and cash equivalents at beginning of period............................................     21,209     17,568
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $  21,230  $  17,061
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    See accompanying notes.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

NOTE 2--ACQUISITIONS

    On April 10, 1997, Veeco Instruments Inc. ("Veeco" or the "Company") acquired certain assets and personnel of the Media and Magnetics Applications Division of Materials Research Corporation for cash plus the assumption of certain liabilities. The acquisition is accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price is allocated to the net assets acquired based on their estimated fair values as determined by an outside appraisal, including $4.2 million allocated to in-process engineering and development projects. These projects have not reached technological feasibility and have no alternative future uses and thus have been expensed as of the date of acquisition.

    On July 25, 1997, the Company's wholly-owned subsidiary, Veeco Acquisition Corp., merged into Wyko Corporation ("Wyko") of Tucson, Arizona, a leading supplier of optical interferometric measurement systems for the data storage and semiconductor industries. Under the merger, Wyko shareholders received 2,863,810 shares of Veeco common stock and holders of options to acquire Wyko common stock received options to acquire an aggregate of 136,190 shares of Veeco common stock. The merger is accounted for as a pooling of interests transaction and, accordingly, historical data in future reports will be restated to include Wyko data. The following unaudited pro forma data summarizes the combined results of operations of the Company and Wyko as though the merger had occurred at the beginning of fiscal year 1994.

Unaudited pro forma
(In thousands, except per share data)

                                                                     YEARS ENDED               SIX MONTHS ENDED
                                                                     DECEMBER 31,                  JUNE 30,
                                                         ----------------------------------  --------------------
                                                            1996        1995        1994       1997       1996
                                                         ----------  -----------  ---------  ---------  ---------
Net sales..............................................  $  115,042   $  85,825   $  60,031  $  79,670  $  54,276
Net income.............................................      10,835       9,237         441      6,080      5,143
Net income per common share............................        1.22        1.09        0.08       0.66       0.58

    Veeco and Wyko estimate that they will incur direct transaction costs of approximately $2.8 million associated with the Merger which will be charged to operations in the quarter ended September 30, 1997.

NOTE 3--INVENTORIES

    Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                                                                           JUNE 30,   DECEMBER 31,
                                                                                             1997         1996
                                                                                           ---------  ------------
                                                                                               (IN THOUSANDS)
Raw materials............................................................................  $  11,817   $    9,546
Work-in process..........................................................................      6,855        4,909
Finished goods...........................................................................      7,781        6,808
                                                                                           ---------  ------------
                                                                                           $  26,453   $   21,263
                                                                                           ---------  ------------
                                                                                           ---------  ------------

NOTE 4--BALANCE SHEET INFORMATION

    Selected balance sheet account disclosures follow:

                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              1997           1996
                                                                                           -----------  ---------------
                                                                                                  (IN THOUSANDS)
Allowance for doubtful accounts..........................................................   $     674      $     482

Accumulated depreciation and amortization of property, plant and equipment...............       7,013          6,503

Accumulated amortization of excess of cost over net assets acquired......................         975            910

NOTE 5--OTHER INFORMATION

    Interest paid for the six months ended June 30, 1997 and 1996 was insignificant. The Company made income tax payments of $1.4 million and $1.7 million for the six months ended June 30, 1997 and 1996, respectively.

NOTE 6--NEW ACCOUNTING PROUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting SFAS No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

    Net sales for 1997 increased by approximately $8.8 million or 35% over the comparable 1996 period. The increase principally reflects continuing growth in ion beam system sales. Sales in the U.S. increased approximately 52% while international sales included an approximately 86% increase in Japan, a 36% increase in Europe, and a 24% decrease in Asia-Pacific. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

    Sales of process equipment (ion beam/PVD systems) of approximately $22.8 million increased by approximately $8.5 million or 59% over the comparable period in 1996, driven principally by increased demand from the data storage industry for high-density hard drives. Of this increase, approximately 10% was due to growth in volume,with the balance of the increase due to an approximately 65% higher average selling price of a system resulting from a shift in customer demand to multi-process modules with increased automation. Sales of process metrology products for 1997 of approximately $5.9 million increased by approximately $.4 million or 7% over the comparable 1996 period principally due to growth in volume. Sales of industrial measurement products for 1997 of approximately $5.2 million was equivalent to the comparable period in 1996.

    Veeco booked approximately $39.7 million of orders in 1997 compared to approximately $25.1 million of orders in 1996, reflecting both the increased demand for high density hard drives and the continued industry transition to the next generation MR thin film magnetic heads.

    Gross profit for 1997 of approximately $15.1 million increased by approximately $3.9 million over the comparable 1996 period. Gross profit as a percentage of net sales of 44.5% in 1997 was comparable to the 44.3% achieved in 1996.

    Research and development expense in 1997 increased by approximately $1.0 million or 38.0% compared to 1996 as the Company increased its R&D investment in each product line with particular emphasis in process equipment.

    Selling, general and administrative expenses for 1997 increased by approximately $1.5 million compared to 1996. The increase was primarily due to approximately $1.0 million of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased compensation and travel expense as a result of the hiring of additional sales and service personnel to support the Company's continuing growth.

    In connection with acquisition of certain assets of the Media and Magnetic Applications business of Materials Research Corporation in April 1997, the Company expensed $4.2 million representing the estimated fair values of in-process engineering and development projects that had not reached technological feasibility and had no future alternative uses.

    Operating income for 1997 decreased to approximately $.6 million compared to approximately $3.3 million for 1996, principally due to the Company expensing $4.2 million in 1997 of in-process engineering and development projects.

    Income taxes amounted to approximately $.3 million or 38.7% of income before income taxes for 1997 as compared to $1.3 million or 38.3% of income before income taxes for the same period in 1996.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 and 1996

    Net sales for 1997 increased by approximately $17.7 million or 39% over the comparable 1996 period. The increase principally reflects continuing growth in ion beam system sales. Sales in the U.S. increased approximately 52% while international sales included an approximately 5% decrease in Japan, a 62% increase in Asia-Pacific and flat sales in Europe. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

    Sales of process equipment (ion beam/PVD systems) for 1997 of approximately $40.7 million increased by approximately $16.7 million or 70% over the comparable period in 1996, driven principally by increased demand from the data storage industry for high-density hard drives. Of this increase, approximately 37% was due to growth in volume, with the balance of the increase due to an approximately 55% higher average selling price of a system resulting from a shift in customer demand to multi-process modules with increased automation. Sales of process metrology products for 1997 of approximately $12.6 million increased by approximately $1.4 million or 12% over the comparable 1996 period reflecting a 15% increase in stylus profiler sales and an 8% increase of SXM product sales. Of this increase, approximately 29% was due to growth in volume, with the balance of the increase due to an approximately 14% higher average selling price of process metrology products. Sales of industrial measurement products for 1997 of approximately $10.1 million decreased by approximately
$.4 million or 4% compared to the comparable period in 1996.

    Veeco booked approximately $71.1 million of orders in 1997 compared to approximately $50.5 million of orders in 1996, reflecting both the increased demand for high density hard drives and the continued industry transition to the next generation MR thin film magnetic heads.

    Gross profit for 1997 of approximately $28.0 million represents an increase of approximately $7.6 million or 38% over the comparable 1996 period. Gross profit as a percentage of net sales decreased to 44.1% for 1997 from 44.4% for 1996 principally due to product mix changes offset by an increase in volume.

    Research and development expense in the first six months of 1997 increased by approximately $1.9 million or 42% over the comparable period of 1996 as the Company increased its R&D investment in each product line.

    Selling, general and administrative expenses for 1997 increased by approximately $2.8 million compared to the first six months of 1996. The increase was primarily due to approximately $1.7 million of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased compensation and travel expense as a result of the hiring of additional sales and service personnel to support the Company's continuing growth.

    As previously noted in the results of operations for the three months ended June 30, 1997 and 1996, in connection with acquisition of certain assets of the Media Magnetic Applications business of Materials Research Corporation in April 1997, the Company expensed $4.2 million representing the estimated fair values of in-process engineering and development projects that had not reached technological feasibility and had no future alternative uses.

    Operating income for 1997 decreased to approximately $4.8 million compared to approximately $5.9 million for the comparable 1996 period, due to the Company expensing $4.2 million in 1997 of in-process engineering and development projects partially offset by the above noted factors.

    Income taxes for 1997 amounted to approximately $1.9 million or 38.0% of income before income taxes as compared to $2.4 million or 37.8% of income before taxes for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations totaled approximately $6.1 million for the first six months of 1997 compared to $.5 million for the comparable 1996 period. This improvement resulted principally from higher income for 1997 after adding back to net income the $2.6 million net of tax charge for the write-off of in-process research and engineering projects supplemented by favorable changes in operating assets and liabilities.

    Veeco made capital expenditures of approximately $2.8 million for the six months ended June 30, 1997, as compared to approximately $1.2 million in the comparable 1996 period. Capital expenditures in the first six months of 1997 principally reflect investments in building improvements, laboratory tools and business information systems.

    Relative to the acquisition in April 1997 of the Media and Magnetics Applications business of Materials Research Corporation, Veeco believes that it will expend approximately $5 million of cash during the last six months of 1997 for capital expenditures and working capital requirements related to this business. The expected time-frame for developing the acquired technology into commercially viable products is approximately 12 months from the acquisition date and it is anticipated that during this time-frame between $2 million and $3 million of expense will be incurred in connection with the technical and research and development efforts necessary to develop these products.

    Relative to the merger with Wyko Corporation in July 1997, Veeco does not believe there will be a significant impact on its cash balance or future cash requirements.

    The Company believes that existing cash balances together with cash generated from operations and amounts under the Company's bank credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the foreseeable future.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on May 15, 1997. Each person nominated for election as a director of the Company was elected to such position at the meeting by a minimum of 5,505,057 votes. The other matters voted upon at the meeting were as follows: (a) an amendment to the Amended and Restated Certificate of Incorporation of Veeco Instruments Inc. to provide for the classification of the Board of Directors into three classes with staggered terms; (b) an amendment to the Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan; (c) an amendment to the Amended and Restated Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors; and (d) the appointment of Ernst & Young LLP as auditors of the Company for the fiscal year ending December 31, 1997. The votes of the Company's stockholders on these matters were as follows:

                                                               BROKER
MATTERS       IN FAVOR        OPPOSED        ABSTAINED        NON-VOTE
----------  -------------  -------------  ---------------  ---------------
(a)           2,943,073      1,922,996         13,751          628,350
(b)           2,941,098      1,842,651         13,626          710,795
(c)           3,648,565      1,141,361         20,476          697,768
(d)           5,496,240          2,020          9,910               --


    A special meeting of stockholders of the Company was held on July 25, 1997. Matters voted upon at the meeting were as follows: (a) the proposed merger of Veeco Acquisition Corp., a newly formed, wholly owned subsidiary of Veeco, with and into Wyko Corporation pursuant to the Agreement and Plan of Merger dated April 28, 1997; (b) an amendment to Veeco's Amended and Restated Certificate of Incorporation, as amended; and (c) an amendment to the Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan, as amended. The votes of the Company's stockholders on these matters were as follows:

                                                   BROKER
MATTERS      IN FAVOR    OPPOSED     ABSTAINED    NON-VOTE
----------  ----------  ----------  -----------  ----------
(a)          3,565,620       2,192       9,897    2,414,242
(b)          3,313,444   1,165,171      10,097    1,483,445
(c)          4,320,224     110,406      58,082    1,483,445


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits.

        3.1 Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

        10.31 Attachment 2 to the OEM Agreement for Acquisition of IBM Products between International Business Machines Corporation and Veeco Instruments Inc. dated as of May 13, 1997 (confidential treatment has been granted for certain portions; confidential portions have been filed separately with the Securities and Exchange Commission). (2)

        27    Financial Data Schedule. (1)

        (1)   Filed herein.
        (2) Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 2, 1997.

b)  Reports on Form 8-K.

        The Registrant filed a Current Report on Form 8-K on March 13, 1997 reporting that on March 5, 1997, the Registrant entered into a letter of intent with Wyko Corporation ("Wyko") pursuant to which it was contemplated that the Registrant would acquire all of the issued and outstanding stock of Wyko in exchange for the issuance of 3,000,000 shares of common stock, $.01 par value per share, of the Registrant. The Registrant also reported that on March 10, 1997, the Registrant issued a press release announcing that it had entered into a Memorandum of Understanding with MRC Corporation ("MRC") pursuant to which it was contemplated that the Registrant would acquire certain assets and assume certain liabilities relating to MRC's Media and Magnetics Application Division in exchange for cash.

        The Registrant filed a Current Report on Form 8-K on July 2, 1997 making reference to Attachment 2 to the OEM Agreement for Acquisition of IBM Products between International Business Machines Corporation and Veeco for the development, marketing and sales of the SXM 200M (Manual), filed as an exhibit thereto.

        The Registrant filed a Current Report on Form 8-K on August 11, 1997 reporting that on July 25, 1997 it issued a press release announcing that it had completed a merger with Wyko. Under the merger Wyko shareholders received 2,863,810 shares of Veeco common stock, and holders of options to acquire Wyko common stock received options to acquire an aggregate of 136,190 shares of Veeco common stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: August 13, 1997





                              Veeco Instruments Inc.



                       By: /s/ Edward H. Braun
                           ------------------------------
                             Edward H. Braun
                             Chairman, CEO and President



                       By: /s/ John F. Rein, Jr.
                           ------------------------------
                             John F. Rein, Jr.
                             Vice President, Finance
                             and Chief Financial Officer

                                      Exhibit Index



Exhibits:

     3.1 Amended and Restated Certificate of Incorporation of the Company, as amended. (1)

    10.31 Attachment 2 to the OEM Agreement for Acquisition of IBM products between International Business Machines Corporation and Veeco Instruments Inc. dated as of May 13, 1997 (Confidential treatment has been granted for certain portions; confidential portions have been filed separately with the Securities and Exchange Commission). (2)

      27     Financial Data Schedule. (1)



      ---------------------------
      (1)    Filed herein.

      (2) Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 2, 1997.