Form 10-Q
period 1997-09-30
VEECO INSTRUMENTS INC
filed 1997-11-14
CIK 103145

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                         Commission file number 0-16244
                                   ---------

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

                                   ---------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES /X/   NO / /

    8,873,176 shares of Common Stock $.01 par value, were outstanding as of November 10, 1997.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             VEECO INSTRUMENTS INC.

                                     INDEX

                                                                     PAGE
PART I. FINANCIAL INFORMATION                                        -----

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income -
         Three Months Ended September 30, 1997 and 1996............    3

         Condensed Consolidated Statements of Income -
         Nine Months Ended September 30, 1997 and 1996.............    4

         Condensed Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996..................    5

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1997 and 1996.............    6

         Notes to Condensed Consolidated Financial Statements......    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations........................    9

PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders........   12

Item 6. Exhibits and Reports on Form 8-K...........................   12

SIGNATURES.........................................................   13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             VEECO INSTRUMENTS INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................  $     42,836  $     28,505
Cost of sales.........................................................................        22,644        15,186
                                                                                        ------------  ------------
Gross profit..........................................................................        20,192        13,319
Costs and expenses:
  Research and development expense.....................................................         4,867         3,294
  Selling, general and administrative expense..........................................         7,970         5,775
  Amortization expense.................................................................            69            63
  Other--net...........................................................................          (123)          (59)
  Merger expenses......................................................................         2,250       --
                                                                                        ------------  ------------
Operating income......................................................................         5,159         4,246
Interest income, net..................................................................           258           341
                                                                                        ------------  ------------
Income before income taxes............................................................         5,417         4,587
Income taxes..........................................................................         2,005         1,729
                                                                                        ------------  ------------
Net income............................................................................  $      3,412  $      2,858
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net income per common share...........................................................  $       0.36  $       0.32
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Shares used in computation............................................................     9,465,000     8,860,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------


See accompanying notes.

                             VEECO INSTRUMENTS INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................  $    122,506  $     82,782
Cost of sales.........................................................................        64,802        43,963
                                                                                        ------------  ------------
Gross profit..........................................................................        57,704        38,819

Costs and expenses:
  Research and development expense....................................................        13,096         9,099
  Selling, general and administrative expense.........................................        23,486        17,414
  Amortization expense................................................................           206           168
  Other--net..........................................................................          (400)         (127)
  Merger expenses.....................................................................         2,250       --
  Purchased in process technology.....................................................         4,200       --
                                                                                        ------------  ------------
Operating income......................................................................        14,866        12,265
Interest income, net..................................................................           416           636
                                                                                        ------------  ------------
Income before income taxes............................................................        15,282        12,901
Income taxes..........................................................................         5,788         4,899
                                                                                        ------------  ------------
Net income............................................................................  $      9,494  $      8,002
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Net income per common share...........................................................  $       1.02  $       0.90
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Shares used in computation............................................................     9,295,000     8,889,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

See accompanying notes.

                             VEECO INSTRUMENTS INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $    22,011    $   23,465
  Accounts and trade notes receivable...............................................        35,988        24,114
  Inventories.......................................................................        33,577        25,351
  Prepaid expenses and other current assets.........................................         6,296         3,677
                                                                                      -------------  ------------
Total current assets................................................................        97,872        76,607

Property, plant and equipment at cost, net..........................................        16,986        13,087
Excess of cost over net assets acquired.............................................         4,350         4,448
Other assets--net...................................................................         5,002         2,655
                                                                                      -------------  ------------
Total assets........................................................................   $   124,210    $   96,797
                                                                                      -------------  ------------
                                                                                      -------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities.................................................................   $    42,396    $   27,246
Other non-current liabilities.......................................................           668           718
Long-term debt......................................................................         2,483         2,563
Shareholders' equity................................................................        78,663        66,270
                                                                                      -------------  ------------
Total liabilities and shareholders' equity..........................................   $   124,210    $   96,797
                                                                                      -------------  ------------
                                                                                      -------------  ------------

See accompanying notes.

                             VEECO INSTRUMENTS INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ---------------------
                                                                                                1997       1996
                                                                                             ----------  ---------
OPERATING ACTIVITIES
Net income.................................................................................  $    9,494  $   8,002
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................................       1,083      1,062
  Deferred income taxes....................................................................      (1,919)      (568)
  Purchased in process technology..........................................................       4,200     --
Changes in operating assets and liabilities:
  Accounts receivable......................................................................     (12,243)       216
  Inventories..............................................................................      (6,663)    (6,979)
  Current liabilities......................................................................      11,076      3,195
  Other--net...............................................................................         542        682
                                                                                             ----------  ---------
Net cash provided by operating activities..................................................       5,570      5,610

INVESTING ACTIVITIES
Capital expenditures.......................................................................      (4,138)    (2,293)
Net assets of business acquired............................................................      (4,375)    --
                                                                                             ----------  ---------
Net cash used in investing activities......................................................      (8,513)    (2,293)

FINANCING ACTIVITIES
Proceeds from stock issuance...............................................................       1,751        257
Other......................................................................................         (83)      (203)
                                                                                             ----------  ---------
Net cash provided by financing activities..................................................       1,668         54
Effect of exchange rates on cash...........................................................        (179)       121
                                                                                             ----------  ---------
Net change in cash and cash equivalents....................................................      (1,454)     3,492
Cash and cash equivalents at beginning of period...........................................      23,465     18,525
                                                                                             ----------  ---------
Cash and cash equivalents at end of period.................................................  $   22,011  $  22,017
                                                                                             ----------  ---------
                                                                                             ----------  ---------

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

NOTE 2--ACQUISITIONS

    On April 10, 1997, Veeco Instruments Inc. ("Veeco" or the Company") acquired certain assets and personnel of the PVD ("Physical Vapor Deposition") business pertaining to data storage of Materials Research Corporation for cash plus the assumption of certain liabilities. The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values as determined by an independent appraisal, including $4.2 million allocated to in-process engineering and development projects. These projects have not reached technological feasibility and have no alternative future uses and thus have been expensed as of the date of acquisition.

    On July 25, 1997, the Company's wholly-owned subsidiary Veeco Acquisition Corp., merged into Wyko Corporation ("Wyko") of Tucson, Arizona, a leading supplier of optical interferometric measurement systems for the data storage and semiconductor industries. Under the merger, Wyko shareholders received 2,863,810 shares of Veeco common stock and holders of options to acquire Wyko common stock received options to acquire an aggregate of 136,190 shares of Veeco common stock. The merger is accounted for as a pooling of interests transaction and, accordingly, historical financial data has been restated to include Wyko data. Merger expenses of approximately $2.3 million pertaining to investment banking, legal fees and other one-time transaction costs were charged to operating expenses during three month period ended September 30, 1997. The following unaudited pro forma data summarizes the combined results of operations of the Company and Wyko as though the merger had occurred at the beginning of fiscal year 1994.

Unaudited pro forma
(In thousands, except per share data)

                                                                                          YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                 1996         1995        1994
                                                                              ----------  ------------  ---------
Net sales...................................................................  $  115,042   $   85,825   $  60,031
Net income..................................................................      10,835        9,237         441
Net income per common share.................................................        1.22         1.09        0.08

NOTE 3--INVENTORIES

    Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                            (IN THOUSANDS)
Raw materials.......................................................................    $  14,061     $   11,159
Work-in process.....................................................................        9,477          6,402
Finished goods......................................................................       10,039          7,790
                                                                                      -------------  ------------
                                                                                        $  33,577     $   25,351
                                                                                      -------------  ------------
                                                                                      -------------  ------------

NOTE 4 - BALANCE SHEET INFORMATION

Selected balance sheet account disclosures follow:

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           1997             1996
                                                                                      ---------------  ---------------
                                                                                               (IN THOUSANDS)
Allowance for doubtful accounts.....................................................     $     785        $     553

Accumulated depreciation and amortization
  of property, plant and equipment..................................................         9,683            8,859

Accumulated amortization of excess of
  cost over net assets acquired.....................................................         1,007              910

NOTE 5--OTHER INFORMATION

    Total interest paid for the nine months ended September 30, 1997 and 1996 was $290,000 and $174,000 respectively. The Company made income tax payments of $4,114,000 and $4,245,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Net sales for the three months ended September 30, 1997 increased by approximately $14.3 million or 50.3% over the comparable 1996 period. The increase principally reflects continuing growth in sales of ion beam systems and sales of process metrology products. Sales in the U.S. increased approximately 84.0% while international sales included an approximately 59.5% increase in AsiaPacific, a 24.9% increase in Europe, and a 20.8% decrease in Japan. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

    Process equipment sales of approximately $24.0 million for the three months ended September 30, 1997 increased by approximately $10.8 million or 81.8% over the comparable period in 1996, as a result of increased demand from the data storage industry for equipment used in the production of MR ("magnetorestive") and GMR ("giant magnetorestive") heads for high-density hard drives. Of this increase, approximately 62.7% was due to growth in volume, with the balance of the increase due to an approximately 41.4% higher average selling price of a system resulting from a shift in customer demand to multi-process modules with increased automation. Sales of process metrology products for the three months ended September 30, 1997 of approximately $14.2 million increased by approximately $3.7 million or 34.9% over the comparable 1996 period principally due to an increase in volume. Sales of industrial measurement products for the three months ended September 30, 1997 of approximately $4.6 million was equivalent to the comparable period in 1996.

    Veeco booked approximately $43.6 million of orders for the three months ended September 30, 1997 compared to approximately $24.5 million of orders in the comparable 1996 period, reflecting the continued industry transition to the next generation MR thin film magnetic heads and the semiconductor industry investment in advanced products.

    Gross profit for the third quarter of 1997 of approximately $20.2 million represents an increase of approximately $6.9 million over the comparable 1996 period. Gross profit as a percentage of net sales increased to 47.1% for 1997 from 46.7% for 1996 principally due to volume increases discussed above.

    Research and development expense in the third quarter of 1997 increased by approximately $1.6 million or 47.8% over the comparable period of 1996 as the Company increased its R&D investment in its process equipment and process metrology product lines.

    Selling, general and administrative expenses increased by approximately $2.2 million for the three months ended September 30, 1997 compared to the comparable 1996 period. The increase was primarily due to approximately $1.9 million of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased compensation and travel expense.

    In connection with the merger with Wyko Corporation, the Company incurred approximately $2.3 million of merger related fees in the three months ended September 30, 1997 consisting of investment banking, legal and other transaction costs.

    Operating income, including the effects of the one-time merger expenses of approximately $2.3 million, increased to approximately $5.2 million or 12.0% of net sales for the third quarter of 1997 compared to approximately $4.2 million or 14.9% of net sales for the third quarter of 1996, due to the above noted factors.

    Income taxes for 1997 amounted to approximately $2.0 million or 37.0% of income before income taxes in 1997 as compared to $1.7 million or 37.7 % of income before taxes for the same period in 1996.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Net sales for the nine months ended September 30, 1997 increased by approximately $39.7 million or 48.0% over the comparable 1996 period. The increase principally reflects continuing growth in ion beam system sales and sales of process metrology products. Sales in the U.S. increased approximately 68.3% while international sales included an approximately 54.2 % increase in Asia Pacific, a 22.8% increase in Europe, and a 5.0% decrease in Japan. The Company believes that there will continue to be period to period variations in the geographic concentration of sales.

    Process equipment sales of approximately $64.7 million for the nine months ended September 30, 1997 increased by approximately $27.5 million or 74.1% over the comparable period in 1996, driven principally by increased demand from the data storage industry for equipment used in the production of MR and GMR heads for high-density hard drives. Of this increase, approximately 54.8% was due to growth in volume, with the balance of the increase due to an approximately 43.5% higher average selling price of a system resulting from a shift in customer demand to multi-process modules with increased automation. Sales of process metrology products for the nine months ended September 30, 1997 of approximately $43.0 million increased by approximately $12.7 million or 41.9% over the comparable 1996 period principally due to an increase in volume. Sales of industrial measurement products for the nine months ended September 30, 1997 of approximately $14.8 million was equivalent to the comparable period in 1996.

    Veeco booked approximately $127.4 million of orders for the nine months ended September 30, 1997 compared to approximately $86.6 million of orders in the comparable 1996 period, reflecting both the increased demand for high density hard drives and the continued industry transition to the next generation MR thin film magnetic heads and the semiconductor industry investment in advanced products.

    Gross profit for the nine months ended September 30, 1997 of approximately $57.7 million represents an increase of approximately 48.7% or approximately $18.9 million over the comparable 1996 period. Gross profit as a percentage of net sales of 47.1% in 1997 remained relatively unchanged from 46.9% in 1996.

    Research and development expense in the first nine months of 1997 increased by approximately $4.0 million or 44.0% over the comparable period of 1996 as the Company increased its R&D investment principally in its process equipment and process metrology product lines.

    Selling, general and administrative expenses for the nine months ended September 30, 1997 increased by approximately $6.1 million compared to the first nine months of 1996. The increase was primarily due to approximately $4.7 million of additional selling expense comprised of sales commissions related to the higher sales volume, as well as increased compensation and travel expense as a result of the hiring of additional sales and service personnel to support the Company's continuing growth.

    In connection with acquisition of certain assets of the PVD business pertaining to the data storage of Materials Research Corporation in April 1997, the Company expensed approximately $4.2 million during the nine months ended September 30, 1997 representing the estimated fair values of in-process engineering and development projects that had not reached technological feasibility and had no future alternative uses. As previously noted above in connection with the merger with Wyko Corporation, the Company incurred approximately $2.3 million of merger related expenses during the nine months ended September 30, 1997.

    Operating income, including the effects of the one-time charges of approximately $6.5 million described above increased to approximately $14.9 million for the nine months ended September 30, 1997 compared to approximately $12.3 million for the comparable 1996 period, due to the above noted factors.

    Income taxes for the nine months ended September 30, 1997 amounted to approximately $5.8 million or 37.9 % of income before income taxes as compared to approximately $4.9 million or 38.0% of income before income taxes for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations totaled approximately $5.6 million for both the first nine months of 1997 and 1996. Veeco made capital expenditures of $4.1 million for the nine months ended September 30, 1997, compared to $2.3 million in the comparable 1996 period. Capital expenditures in the first nine months of 1997 principally reflect investments in building improvements, laboratory tools and business information systems.

    Veeco used approximately $4.4 million in cash during the nine months ended September 30, 1997 to acquire the net assets of the PVD business.

    Veeco anticipates it will expend approximately $7 to $8 million over the next six months to upgrade its existing manufacturing facilities and business information systems and to acquire a new manufacturing facility.

    The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the foreseeable future.

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

MATTERS  IN FAVOR     OPPOSED    ABSTAINED    NON-VOTE
------  ----------  ----------  -----------  ----------
(a)     3,565,620       2,192       9,897    2,414,242
(b)     3,313,444   1,165,171      10,097    1,483,445
(c)     4,320,224     110,406      58,082    1,483,445


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits.

       27 Financial Data Schedule. Filed herein.

    b) Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K on July 2, 1997 making reference to Attachment 2 to the OEM Agreement for Acquisition of IBM Prducts between International Business Machines Corporation and Veeco for the development, marketing and sales of the SXM 200 M (manual), filed as an exhibit thereto.

    The Registrant filed a Current Report on Form 8-K on August 11, 1997 reporting that on July 25, 1997 it issued a press release anouncing that it had completed a merger with Wyko. Under the merger Wyko shareholders received 2,863,810 shares of Veeco common stock, and holders of options to acquire Wyko common stock received options to acquire an aggregate of 136,190 shares of Veeco common stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1997



                                       Veeco Instruments Inc.


                                       By: /s/ Edward H. Braun
                                           ------------------------------
                                               Edward H. Braun
                                               Chairman, CEO and President

                                       By: /s/ John F. Rein, Jr.
                                           ------------------------------
                                               John F. Rein, Jr.
                                               Vice President, Finance
                                               and Chief Financial Officer

                              Exhibit Index

Exhibits:

27. Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended September 30, 1997. Filed herein.