Form 10-K
period 1997-12-31
VEECO INSTRUMENTS INC
filed 1998-03-31
CIK 103145

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   [ x ] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

                    [ ] TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 2, 1998 as reported on the Nasdaq National Market, was approximately $171,781,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At March 2, 1998, the Registrant had outstanding 8,963,160 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1998 are incorporated by reference into Part III of this Form 10-K Report

================================================================================

                                     PART I
                                Item 1. Business.

                                   The Company

      Veeco Instruments Inc. ("Veeco" or the "Company") is a leader in the design, manufacture, marketing and servicing of a broad line of precision process equipment and process metrology equipment used to manufacture and test microelectronic products for the data storage and semiconductor industries. Demand for the Company's products has been driven by the increasing miniaturization of microelectronic components; the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components; and, in the data storage industry, the introduction of new magnetoresistive (MR) and giant magnetoresistive (GMR) thin film magnetic heads (TFMHs) which require additional Veeco process steps. The ability of the Company's products to deposit precise thin films, precisely etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices, such as semiconductor wafers and TFMHs.

      The Company sells its products worldwide to many of the leading data storage and semiconductor manufacturers, including Seagate Technology, Inc. ("Seagate"), Read-Rite Corp. ("Read-Rite"), IBM Corporation ("IBM"), Applied Magnetics Corp. ("AMC"), SAE Magnetics ("SAE"), Quantum Corp. ("Quantum") and Siemens AG ("Siemens"). In addition, the Company sells its products to companies in the flat panel display and high frequency device industries, as well as to other industries, research and development centers and universities.

      The Company acquired its business operations from a company that was founded in 1945 under the same name (the "Predecessor"). In August 1989, Edward
H. Braun, the Company's Chairman, Chief Executive Officer and President, who was then the Executive Vice President and Chief Operating Officer of the Predecessor, incorporated Veeco Instruments Acquisition Corp. with certain other members of the Company's senior management for the purpose of acquiring a substantial portion of the assets used in the Predecessor's industrial equipment product group business (the "Equipment Group"). In January 1990, Veeco Instruments Acquisition Corp. completed its acquisition of these assets (the "Acquisition") for approximately $29,200,000 and the assumption of substantially all of the liabilities of the Equipment Group relating to such assets. In connection with the Acquisition, the Predecessor changed its name to "Lambda Electronics Inc." and Veeco Instruments Acquisition Corp. changed its name to "Veeco Instruments Inc."

      On December 6, 1994, the Company completed an initial public offering whereby 2,500,000 shares of common stock, par value $.01 per share ("Common Stock"), were issued and sold at $11.00 per share. The net proceeds were used to repay the Company's debt and for working capital and other general corporate purposes.

      On July 31, 1995, the Company completed a follow-on offering in which 2,300,000 shares of Common Stock were sold, 800,000 of which were sold by the Company and 1,500,000 of which were sold by certain selling stockholders, at the public offering price of $20.00 per share. The net proceeds received by the Company have been and will be used for working capital and general corporate purposes, including potential acquisitions.

Recent Developments

      On February 28, 1998, the Company signed a definitive merger agreement with Digital Instruments, Inc. of Santa Barbara, California ("Digital"), pursuant to which the Company will acquire Digital. Under the merger agreement, each outstanding share of the capital stock of Digital ("Digital Shares") will be converted into the right to receive that number of shares of Common Stock as determined by dividing 5,633,725 by the aggregate number of Digital Shares issued and outstanding immediately prior to the effective time of the merger, upon surrender to the Company of the certificates representing such Digital Shares. The merger is intended to be accounted for as a pooling of interests transaction. The consummation of the merger is subject to a number of conditions, including approval by the Company's shareholders, concurrence of the Company's independent accountants with management's conclusion that the merger may be accounted for as a pooling of interests and receipt of any necessary governmental and third party consents. The Company expects the transaction to be consummated in the second quarter of 1998.

      In July 1997, the Company acquired all of the outstanding capital stock of Wyko Corporation, an Arizona corporation ("Wyko"), through the merger of Veeco Acquisition Corp., a wholly-owned subsidiary of the Company formed for the purpose of the acquisition, into Wyko. Following the consummation of the acquisition, Wyko became a wholly-owned subsidiary of the Company. Pursuant to the merger, the former stockholders of Wyko received a total of 2,863,810 shares of Common Stock, and former optionholders of Wyko received options to purchase 136,190 shares of Common Stock. Wyko designs, manufactures, markets and services a broad line of high performance, non-contact optical process metrology systems. The Company believes that the acquisition of Wyko greatly enhances the Company's process metrology product line by adding products utilizing phase shifting interferometry ("PSI"), vertical shifting interferometry ("VSI") and other technologies not previously employed in the Company's process metrology products. This extension of the Company's product line will enable it to better serve current customers of the Company's process metrology products and to attract new customers by offering a broad range of measurement technologies for yield improvement and integrated test programs.

      In April 1997, the Company acquired certain assets of the Media and Magnetics Applications Division ("MMA") of Materials Research Corporation. Such assets were previously employed by MMA in developing a line of high performance physical vapor deposition sputtering equipment (the "PVD Equipment") used in advanced MR/GMR thin film head and magnetic disk fabrication. The Company believes that the acquisition of MMA provides the Company's customers with a wide selection of deposition technologies to address MR/GMR applications. The PVD Equipment broadens the Company's process and product capability which also includes Ion Beam Etch, Diamond Like Carbon and Ion Beam Deposition. As a result of the acquisition, the Company is capable of handling up to twenty-three etch and deposition process steps required in the fabrication of a typical MR head.

Industry Background

      Trends in the Data Storage Industry. The market for disk drives has grown rapidly in recent years, driven by corporate and consumer use of storage intensive products such as networked personal computers (PCs), Windows NT, client servers and the Internet, among others. Disk drive storage capacity, measured in areal density, is similarly increasing rapidly to satisfy this market demand.

      The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. With more storage capacity requiring multiple disks per drive, magnetic head production is growing faster than the overall disk drive industry. Most magnetic heads in use have been inductive, but new designs utilize magnetoresistive (MR) heads and giant magnetoresistive (GMR) heads, which allow the higher areal densities required to store more data. The manufacture of MR heads is extremely complex, involving the highly precise layering of magnetic and dielectric materials.

      Trends in the Semiconductor Industry. Similar to the data storage industry, the demand for semiconductor devices has increased at a tremendous pace over the last several years. The long-term growth of microelectronic products has been driven by the trend toward smaller and faster components, which requires advances in semiconductor processing and metrology equipment. Current technology trends include smaller feature sizes (sub-.25 micron linewidths), larger substrates (i.e.: the transition to 300mm wafers) and the increased use of metrology in the manufacturing process. Fabrication of these miniaturized components requires an increasing number of manufacturing process steps. For example, a typical one megabit DRAM with a smallest feature size of one micron requires approximately 150 manufacturing steps. In comparison, a 64 megabit DRAM is currently being manufactured in volume with a smallest feature size of .35 microns using approximately 350 manufacturing steps. The increased number of manufacturing steps in semiconductor and TFMH fabrication includes greater use of precise etching and deposition equipment and process metrology systems to ensure critical process control and product quality. Growth in the etching, deposition and process metrology markets is driven by end-users' requirements for greater performance capabilities, and by the increasing miniaturization of components, which has resulted in a demand for equipment capable of etching and measuring sub-micron features (i.e. below one micron).

      Microelectronics Manufacturing Process. Semiconductor devices (e.g. integrated circuits) and mass memory storage devices (TFMHs) are fabricated by performing a complex series of process steps on a silicon substrate or wafer. The three primary categories of wafer processing steps are deposition, photolithography and etching. During deposition, layers of conductive or insulating films are deposited on an unpatterned wafer. During photolithography (also known as "patterning"), the wafer is covered with light-sensitive material called photoresist, which is then exposed to light projected in patterns which form integrated circuit components. During etching (which may be accomplished by several processes, including ion beam etching), certain areas of the patterned (metal or insulating) film are removed to leave the desired circuit pattern. Ion beam etching involves a precisely controlled, highly collimated broad ion beam removing material from a substrate by physically sputtering any material not protected by a finely patterned photo resist mask. Ion beam systems are also increasingly important for the deposition of thin films. Physical vapor deposition provides a thin film coating process by means of sputtering.

      Each of these steps is typically repeated several times during the fabrication process, with alternating layers of conducting and insulating films being deposited each time to create a multi-layered structure. Similarly, the production of thin film magnetic heads includes many steps of patterning, etch and deposition.

      The resulting finished wafer or TFMH consists of many integrated circuits. Depending on the specific design of a given integrated circuit, a variety of film thickness and a number of layers and film types will be used to achieve desired performance characteristics. Process metrology systems are used repeatedly throughout the fabrication process to monitor process accuracy and repeatability by measuring critical dimensions and other physical features such as film thickness, line width, step height, sidewall angle and surface roughness. In the data storage industry, there has recently been a trend toward the increased use of in-line metrology products for yield improvement and integrated test programs in the production of TFMHs and hard disks. Since the new heads are more complicated to manufacture, there is a greater need for 100% testing of critical process steps.

      Manufacturers base their purchases of metrology systems on a variety of criteria, including resolution, accuracy, repeatability, ease of use, total cost of ownership (which depends upon factors including system cost, throughput, reliability, operating costs, up-time and service response time), the value of the data produced and the accuracy and speed with which the measurement parameter (for example, step height or film thickness) can be determined. In addition, as metrology systems are incorporated into the production process, automated features such as cassette-to-cassette wafer handling and pattern recognition have become increasingly important, as has the ability of a system to communicate with other systems within the manufacturing process.

Veeco's Products

      Process Equipment

      The Company's process equipment product line, which includes ion beam etching and deposition (deposition includes ion beam deposition (IBD), diamond-like carbon coating deposition and physical vapor deposition), offers a broad range of technologically advanced products to customers in the data storage and semiconductor industries. The Company's process equipment products are used in the manufacture of microelectronics products including MR/GMR TFMHs.

      The Company develops and produces ion beam etching systems, sold under the Microetch brand name. These systems etch precise, complex features for use primarily by data storage and semiconductor manufacturers in the fabrication of discrete and integrated microelectronic devices such as TFMHs. The Company believes that it holds the leadership position in the overall market for ion beam etching systems, and believes that it is the leading seller of ion beam systems utilized for production of thin film magnetic heads.

      Ion beam etching permits precise submicron low temperature etching of any material, including many which cannot be etched by other processes, and has emerged as a leading fabrication process in the thin film magnetic head data storage industry for both circuit patterning and micromachining. This technology is utilized in multiple steps of the advanced thin film magnetic head fabrication process. In addition, as the demand for integrated circuits and microsensors with sub-micron features grows, the Company believes the demand for ion beam etching systems will increase.

      The Company's ion beam etching product line has progressed from use principally in research and development applications to automated systems used in production. This evolution was driven by the incorporation of features such as automated wafer handling, advanced substrate cooling technique and load-locked process control which increases throughput and yield.

      Ion beam deposition provides greater control of precise deposition rate, film morphology and incorporated contaminants than traditional processes used in the manufacture of semiconductors or data storage devices. Ion beams can be used two ways to deposit films. Beams can directly deposit material by breaking down a feed gas and accelerating non-volatile components at the substrate in a controlled manner (e.g., diamond like carbon coatings for thin film magnetic head slider coatings); or, a beam can be directed at a material target of the required element or alloy, and have an ion beam sputtered film precisely deposited on the substrate (e.g., giant magneto-resistive read elements in thin film magnetic heads).

      The Company's PVD systems provide a thin film coating process by means of sputtering. PVD systems are used throughout the thin film magnetic head industry to deposit thin films as well as insulating materials for construction of the read and write elements for magnetic storage devices.

      Sales of process equipment systems were approximately $84,530,000, $53,198,000 and $33,184,000 and accounted for approximately 51%, 46% and 39% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

      The following table summarizes the Company's major products in its process equipment product line and the principal industries to which it offers such products:

                                                                  Veeco Process Equipment Product Offerings
                                                                  -----------------------------------------
                                                                                                  Optical,
                                                                    Data          Semi-          Industrial
      Product                                                     Storage       conductor        & Research
      -------                                                     -------       ---------        ----------
      Etching Systems:
        Microetch Single Substrate Loadlock System...............   x                x                x
        Microetch Single Cassette Loadlock System................   x                x                x
        Microetch Cluster System.................................   x                x                x

      Deposition Systems:
        Ion Beam Deposition System...............................   x                x                x
        Diamond Like Carbon Deposition System....................   x                                 x
        PVD System...............................................   x

      The process equipment product line consists of the following:

      Microetch Single Substrate Loadlock System. The RF350 is an Ion Beam etch system which receives substrates from a single substrate loadlock. Loadlock is a transfer module from which substrates are moved to the process chamber without breaking the process chamber vacuum. The RF350 provides submicron, low temperature, low pressure anisotropic (highly directional) etching of any material, including many multi-layer films that cannot be etched by known reactive processes. This system is ideal for R&D environments which do not require automated handling of multiple substrates for high volume work. These systems are priced in the range of $600,000 to $700,000.

      Microetch Single Cassette Loadlock System. The RF350S is a single cassette loadlock system which can automatically process a cassette load of substrates from the loadlock. This system is used in higher volume manufacturing applications and can handle heavier substrates such as "row bars" which are many TFMHs grouped onto individual carriers. The RF350 and the RF350S feature an RF ion source that provides higher etch rates and increased time between maintenance. These systems are priced in the range of $800,000 to $950,000.

      Each Process Equipment product is available as a single loadlock system or in a Cluster tool configuration. The cluster system has multiple cassette and multiple process chamber capability. These systems provide flexibility and throughput by either permitting the etch process to occur in up to three parallel chambers or by combining ion beam etch with ion beam deposition or physical vapor deposition. A wide array of process operations is possible without having to remove the substrate from the high vacuum environment. These systems have the advantage of single wafer etching for uniformity, repeatability and process control. The system is targeted at the most advanced thin film head and semiconductor memory applications. The cluster system uses the Company's enhanced control system and patented "flow cool" substrate cooling technology. Sales prices for the Company's Cluster systems range from $1,100,000 to $3,100,000.

      Ion Beam Deposition Systems. IBD-350 ion beam deposition systems utilize the process module concept of the etching systems, allowing the deposition module to be mated to the Company's Cluster System platform to allow either parallel or sequential etch/deposition processes. The IBD-350 offers high purity thin film layers and maximum uniformity and repeatability. Sales prices for the Company's Secondary Ion Beam Deposition Systems range from $750,000 to $2,600,000.

      Diamond-Like Carbon Deposition Systems. The Company's DLC-350V diamond like carbon deposition system has been developed to deposit protective coatings on advanced TFMHs. The system consists of a single cassette vacuum load lock and a high vacuum processing chamber with two ion beam sources. Sales prices of these systems range from $600,000 to $1,000,000.

      Physical Vapor PVD Systems. The Company's PVD Cymetra systems are available in either a planetary or static configuration which can be used to deposit films in several ways. The planetary configuration produces a high degree of uniformity, repeatability and process control. Multiple targets of different materials are provided in a single chamber to permit deposition of a stack of films. The planetary systems range in price from $1,400,000 to $2,500,000.

      The PVD Cymetra systems are also available in static configurations. These consist of individual chambers dedicated to a single target material. The static systems range in price from $650,000 to $1,600,000.

      Process Metrology Equipment

      The Company's process metrology product line, which includes stylus profilers, non-contact atomic force microscopes, laser based scatterometers and optical interferometers, offers a broad range of innovative products to customers in the semiconductor, data storage and flat panel display industries, as well as in other industries.

      Sales of the Company's process metrology equipment were approximately $61,431,000, $42,090,000 and $34,296,000 and accounted for approximately 37%,
37% and 40% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

      The following table summarizes the Company's major products in its process metrology equipment product line and the principal industries to which it offers such products:


                                                        Veeco Process Metrology Product Offerings
                                                        -----------------------------------------
                                                                                             Optical, Industrial,
                                                          Data         Semi-     Flat Panel       Research &
 Product                                                Storage      conductor     Display     Micro-Machining
 -------                                                -------      ---------     -------     ---------------
 Dektak Stylus Profilers .........................         X         X                              X
 Dektak Flat Panel Display  Profilers ............                                   X
 Dektak Atomic Force Microscope ..................         X         X
 Dektak TMS Scatterometers .......................         X         X
 Wyko NT 2000 Optical Profilers ..................                   X                              X
 Wyko SP3000 Bump Measurement Profiler System ....                   X
 Wyko HD 2000 Optical Profilers ..................         X                                        X
 Wyko Macro-Contour Measurement System ...........         X                                        X
 Wyko SATIS Static Attitude Test Inspection System         X                                        X

Stylus Profilers

      The Company's stylus profiler systems are manufactured at its facility in Santa Barbara, California. The Company's line of stylus profiler systems all utilize the same principle of operation. A precision translation stage creates relative motion between the sample and a diamond tipped stylus. As the sample moves under the stylus, surface variations cause vertical translation of the stylus, which is tracked and measured. This data is then used to produce cross-sectional representations and/or a magnified contour map, which is displayed on a video monitor. Stylus profilers' applications include height, width, pitch and roughness measurements of features on semiconductor devices, magnetic and optical storage media (e.g., hard drives), flat panel displays, and hybrid circuits. The Company believes that its stylus profiler products are recognized for their accuracy, repeatability, ease of use and technology features, as well as features designed for industry specifications and customer needs. Each of the Company's stylus profilers incorporates a proprietary software package.

      The Company's stylus profiler products include:

      Dektak Stylus Profilers. The Dektak line of stylus profilers permits testing of wafers, hard disks, circuit hybrids, optics and other precision surfaces. The Series V product line consists of advanced stylus profilers which incorporate leading edge performance and features such as photo-like 3D rendering software, a low inertia/low force stylus head, high precision stage control and positioning, host communication software and mini-environment compatible design for operation in fully automated manufacturing environments. The V300SI is a 300mm profiler designed specifically for next generation 300mm wafer fabs, and is the industry's first 300mm stylus profiler. The Dektak stylus profilers can sample up to 65,000 points per scan, which is particularly important for applications such as hard disk substrates and optics analysis. The Dektak D3 and D3ST models are designed for measuring fine geometries on 150mm and smaller samples. These systems are used for both thick-film hybrid and thin film microelectronic applications. Sales prices of the Dektak stylus profilers range from approximately $30,000 to $300,000.

      Dektak Flat Panel Display Profilers. The Dektak OSP Stylus Profilers are designed to measure deposition thickness and surface roughness during manufacture of flat panel display (FPDs). In May 1997, the Company introduced the OSP 1100, an innovative overhead scanning profiler for very large FPD substrates and assemblies. The OSP 1100 offers the largest sample handling capability in the industry while providing a smaller footprint and greater performance than any other comparable tool. These advanced surface profilers are capable of precise measurements of step heights, line widths and surface texture of flat panel substrate up to 1100mm x 1100mm. In addition, this product line offers a cassette-to-cassette wafer handling option and pattern recognition for fully automated operation. Sales prices of the Dektak OSP Stylus Profilers range from approximately $100,000 to $300,000.

      Non-Contact Atomic Force Microscopes

      The Company is IBM's exclusive worldwide sales and marketing representative to market, sell and service IBM-manufactured SXM Atomic Force Microscopes to the semiconductor and data storage industries. See "- Strategic Alliances." The AFM technology used in the products is a variation of a technique invented by two IBM scientists who shared the Nobel Prize in Physics in 1986 for their invention.

      SXM Atomic Force Microscopes are automated, in-line manufacturing inspection tools which are capable of non-contact, non-destructive nanometer scale three dimensional measurement and imaging of sub-micron structures in ambient conditions. (A nanometer is equal to one-billionth of a meter.) By scanning a probe tip across a surface at a distance of approximately 30 angstroms or less, extremely precise measurements of sub-microscopic features can be produced, with resolution down to less than three angstroms or less. These measurements include height, width, roughness and sidewall angle characteristics. A "critical dimension" (CD) option permits the user to profile vertical sidewalls, measure sidewall angles and obtain true width measurements of sub-micron lines and trenches. Unlike alternative technologies, SXM Atomic Force Microscopes have the unique ability to make precise three dimensional measurements without damaging or breaking the wafer, which at the time of measurement may have a manufacturing cost of between $10,000 and $100,000.

      By permitting measurements on features with dimensions as small as 0.18 microns, and on substrates measuring 200 mm or 300 mm, the Company believes that SXM Atomic Force Microscopes provide the precise measurements that data storage and semiconductor manufacturers require in their current and next generation products. See "-Strategic Alliances."

      Sales prices of SXM Atomic Force Microscopes range from approximately $750,000 to $1,250,000.

      Laser-Based Scatterometer

      The Company is Schmitt Measurement Systems, Inc.'s ("Schmitt") exclusive distributor for the Texture Measurement System ("TMS") product line for all regions of the world excluding Japan. The TMS products are laser based scatterometers which directly measure microroughness using a technique referred to as Total Integrated Scatter or T.I.S. The TMS products quickly and repeatably measure microroughness as small as a few angstroms for applications such as disk texture for the hard drive industry as well as backside/frontside roughness of bare silicon wafers. The TMS product line includes the TMS 2000 for hard drive disks, the TMS 2000W for wafers up to 200mm in diameter and the TMS 3000W for 300mm wafers. In December 1997, the Company introduced the DTM 2000, a high speed automated disk inspection tool, capable of processing up to 1200 disks/hour. Pricing of these systems ranges from $65,000 to $165,000.

      Optical Interferometry Products

      The Company's interferometry process metrology products are produced by Wyko at its facility in Tucson, Arizona.

      Substantially all Wyko instruments are designed to make non-contact surface measurements using interferometry technology. Wyko instruments employ either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry (PSI) and vertical scanning interferometry (VSI), these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes.

      Micro-Structure Measurements. Wyko pioneered the use of PSI, developed in 1983, and VSI, developed in 1992, to measure surfaces as smooth as .03 nanometers or as rough as 2 millimeters. Interferometry, coupled with microcomputers and state of the art software, is a powerful method of rapidly measuring and characterizing surface microstructure on a variety of surface types.

      Wyko's current principal micro-structure surface measurement equipment products consist of:

      NT 2000. Manufacturers of precision parts and components use the NT 2000 line of microstructure measurement instruments to measure surface roughness, heights, and shapes. Customers use the Wyko systems because they are non-contact, offer both areal measurements and high-resolution linear profiles and provide high-precision, quantitative results with extensive software analysis.

      The NT 2000 incorporates both PSI and VSI to obtain measurement results on surfaces as smooth as 0.3 nanometers or as rough as 2 millimeters. This combination of technologies provides the basis for a broad range of applications in many industries. The semiconductor industry uses these instruments to measure wafer roughness, CMP polishing pad surfaces and wafer edges.

      Manufacturers in semiconductor-related industries use the NT 2000 for measuring probe card patterns, IC patterns, microsensors, magnetic ink, detector arrays and micro-machined devices in silicon. As an engineering research and development instrument, or a failure analysis tool used by quality engineering departments, the data generated during measurement may be analyzed by the Wyko Vision(TM) proprietary software package that includes statistical analysis, image processing, database options and graphical displays.

      Wyko has also developed special packaging and software applications to extend the NT 2000 technology nationally and internationally to a broad industry base. Extensions include applications for automotive engine cylinder measurements and analox roll testing in the print industry. Sales prices of the NT2000 range from $110,000 to $280,000.

      SP3000. For advanced packaging applications, Wyko has developed a specialized version of the NT 2000 (identified as the SP3000 Bump Measurement Profiler System) for measuring surface height, bump volume and diameter and bump coplanarity on silicon wafers and ceramic substrates. This instrument provides greater accuracy than traditional laser scanning techniques which may miss peaks, underestimate heights, and are often less determinate in focusing with coatings. The SP3000 accommodates 4 to 8 inch wafers without any hardware change. The fully-automated SP3000 integrates a vertical scanning interference microscope (based on the NT 2000) with precision robotic wafer handling and Wyko's measurement and analysis software. The SP3000 provides rapid, accurate and repeatable measurements of surfaces at the bump, die, wafer, substrate and lot level and reports bump statistics in accordance with pre-configured computerized instructions on bump location and pass/fail criteria. Measurements are compared to the customer's drawings, which disclose feature locations to automatically determine missing, bridged and extra features. Sales prices of the SP3000 range from $360,000 to $480,000.

      HD 2000. The HD 2000 instruments are a line of microstructure measurement equipment used by manufacturers of mass memory components including manufacturers of heads, disks, drives and suspensions. Manufacturers of mass memory components use the HD 2000 to measure surface roughness, heights, and shape. These customers use the Wyko systems because they are non-contact, fast, repeatable, and offer both areal measurement and high-resolution linear profiles and provide high-precision, quantitative results with extension software analysis specific to this industry. HD 2000 instruments are used for research and development, production control, process improvement, final parts inspection, incoming parts inspection, and field failure analysis.

      The Wyko proprietary software for the HD 2000 provides a number of benefits to Wyko customers including immediate feedback on new head design parameters, reduction in the product design cycle, and a reduction in the time required to transfer new product designs from engineering to manufacturing. Sales prices of the HD2000 range from $90,000 to $170,000.

      Macro-Contour Measurements. Macro-contour measurement equipment is designed to obtain measurements of part sizes ranging from less than one inch to 24 inches. Wyko instruments used to measure surface figure are typically of Fizeau or Twyman-Green interferometry designs and incorporate algorithms for phase ramping, phase stepping, phase unwrapping, data reduction and analysis.

      A primary application for the macro-contour instruments is in the measurement of hard disk shape in the mass memory market. These instruments measure the flatness and performance parameters of disks at each stage in the manufacturing process. Manufacturers use these instruments to measure disks made of a range of substrates including metals, glass and ceramics.

      Wyko macro-contour instruments are used to monitor performance throughout the production process, including unpolished disk blanks, in-process disks during polishing, and disks assembled in drives. All macro-contour instruments include Wyko proprietary software for analyzing shape, runout, velocity and acceleration. Data may be analyzed graphically in three dimensions, two-dimensional profiles, and contour plots.

      Macro-contour measurement equipment is also used in the optics industry to measure optical surface figure and transmitted wavefront accuracy. Sales prices of the macro-contour measurement system range from $41,000 to $110,000.

      Angle and Distance Measurements. In 1994, Wyko introduced the Static Attitude Test probe (SAT). In collaboration with its leading customers, Wyko combined laser triangulation and auto-collimation to produce an instrument to accurately measure the position and angular orientation of the surface of the suspensions used in magnetic head production. With the Static Attitude Test Inspection System ("SATIS"), a sophisticated fixture properly references the position of the suspension relative to its mounting boss and elevator point positions. In manual mode, an operator uses a micrometer to set the offset distance while monitoring the distance on a computer screen. The measurement is made in less than one fifth of a second. Software provides rapid data analysis. Sales prices of the SATIS is system range from $55,000 to $100,000.

Industrial Measurement Equipment

      The Company's industrial measurement products include X-Ray fluorescence thickness measurement systems as well as leak detection/vacuum equipment. These products have applications in a wide range of industries including electronic, aerospace, transportation and semiconductor. Sales of industrial measurement equipment were approximately $19,447,000, $19,754,000 and $18,345,000 and accounted for approximately 12%, 17% and 21% of the Company's net sales, respectively, for the years ended December 31, 1997, 1996 and 1995, respectively.

      X-Ray Fluorescence Thickness Measurement Systems

      The Company believes that its XRF systems incorporate an advanced technology for non-destructive thickness and composition measurement of plated parts, providing high accuracy and precision on a cost-effective basis. As industries increase their emphasis on tighter process control manufacturing specifications (e.g., ISO 9000), XRF technology has become important due to its speed, repeatability, accuracy and non-destructive measurement capability. Due to increased miniaturization of components in the microelectronics industry and the increased need for on-line production testing, the Company believes that the XRF market will continue to grow and that XRF technology will be brought into new applications, such as fine-pitch printed circuit board production and the measurement of multi-layered microelectronic and metal finishing corrosion resistant coatings. The Company's XRF products incorporate the Company's XPert software package, which operates in an MS-DOS or Microsoft Windows environment and offers features including advanced user-friendly interface and sophisticated statistical data analysis.

      The Company's XRF product line includes the following products:

      XR Series. The XR Series is an advanced XRF product line designed to measure plating thickness and composition for the high-end circuit board and microelectronics interconnect, packaging and data storage applications. The XR Series has a small diameter beam, automated servo driven staging and laser focus capability. The software, which operates in the Microsoft Windows environment, features a real-time video window, a user configurable interface, and point and shoot sample positioning. Sales prices for the XR Series range from approximately $30,000 to $175,000.

      SEA Series. The SEA Series, produced by Seiko Instruments and marketed in North America and Europe by the Company, features micro XRF measurement capabilities for deposition thickness, composition and uniformity of thin film magnetic pole structures, hard disks and microelectronic devices. It also provides the ability to analyze the constituent elements of a bulk sample-elemental analysis. Sales prices of these products range from approximately $50,000 to $170,000. See "-Strategic Alliances."

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

      The Company's leak detection product line includes the following products:

      Automatic Portable Leak Detectors. Fully automatic low-cost portable leak detectors provide gross and fine leak detection for a wide range of applications, including use in semiconductor cleanrooms. They feature automatic tuning and calibrating and require minimal operator training. Sales prices of the portable leak detectors range from approximately $20,000 to $30,000.

      Console Leak Detectors. Designed for production use, the Company's line of console leak detectors feature an automatic monitor display and a unique dual mass spectrometer for high resolution and accuracy. Sales prices of the console leak detectors range from approximately $30,000 to $50,000.

      ILD-4000 Industrial Leak Detection Systems. The ILD-4000's are industrial leak detection systems for high production, in-line process testing applications. Sales prices of the industrial leak detectors range from approximately $70,000 to $2,000,000.

      Magnetic Vacuum Annealing Oven. The MVAO 1000 Magnetic Vacuum Annealing Oven is designed to heat and magnetically align thin film layers during the manufacturing process of TFMHs. Sales prices range from $500,000 to $1,500,000.

Strategic Alliances

      The Company's overall business strategy includes the formation of alliances with strategic partners with complementary products or businesses, to assist the Company in gaining access to new markets, technologies and products.

      IBM Agreement. As part of its strategy, The Company is party to agreements with IBM (as amended, the "IBM Agreement") with respect to the IBM-manufactured Atomic Force Microscopes ("SXM Products") one of which is in the development phase. Pursuant to the IBM Agreement, the Company has been appointed exclusive worldwide sales and marketing representative to market, service and sell the SXM Products to customers in the semiconductor and data storage industries. With respect to one type of SXM Product, the IBM Agreement expires in October 1998 and the Company, at its option, may extend the agreement to October 2000. With respect to the other type of SXM Product, the IBM Agreement expires three years from the product completion date (which the Company anticipates to be in July
1998) or around July 2001 and the Company, at its option, may extend the agreement for an additional two years. Pursuant to the IBM Agreement, the Company has agreed to purchase a minimum number of SXM Products. At December 31, 1997, the Company's aggregate purchase commitment under the IBM Agreement was approximately $8,000,000.

      Pursuant to the IBM Agreement, in the event that IBM (a) discontinues production of either of the SXM Products, (b) is unable to provide sufficient production of either of the SXM Products, or (c) fails to provide required support for either of the SXM Products, IBM has agreed to grant the Company an exclusive worldwide license to manufacture such SXM Product for sale to the semiconductor and data storage industries. In such event, the parties have agreed to negotiate a mutually agreeable royalty and license agreement.

      In the event of such a discontinuance, the Company's ability to manufacture and distribute the SXM Products on a timely basis could be disrupted until such time as the Company's production operations for the SXM Products are established and the parties conclude the royalty and license agreement. IBM is obligated to ship SXM Products for which orders have been accepted by IBM prior to the effective date of such discontinuance, and to provide the Company with an opportunity to purchase additional quantities of SXM Products to meet the Company's requirements. Under the IBM Agreement, IBM would not be liable for any lost profits or other consequential damages (including damages based upon third-party claims) incurred by the Company as a result of IBM's actions (or inactions) with respect to the IBM Agreement.

      Pursuant to the IBM Agreement, IBM may, and has in the past, licensed intellectual property rights relating to AFM technology to third parties.

      Other Strategic Alliances. Since 1968, Ulvac has been the exclusive distributor of the Company's (and its predecessors) stylus surface profiler products in Japan and in 1993, Ulvac was appointed as the exclusive distributor of the SXM Workstation in Japan. The current Distribution Agreement between the Company and Ulvac was initially entered into on December 15, 1974 and will remain in effect until either party gives the other 90 days' prior notice of its intention to terminate such Agreement.

      On September 18, 1996, the Company entered into a Distribution Agreement (the "Schmitt Distribution Agreement") with Schmitt, pursuant to which the Company was appointed the worldwide exclusive distributor for certain products of Schmitt (with certain exceptions). Under the Schmitt Distribution Agreement, the Company will market, sell and service Schmitt's current product line as well as assist in engineering and automating Schmitt products for volume production applications. Effective January 1, 1998, the parties entered into a new agreement with similar terms. The term of the new Schmitt Distribution Agreement ends on December 31, 1999, and is automatically renewed for consecutive two-year periods unless either party notifies the other of its intention to terminate the Agreement six months prior to the expiration of the then current term.

      The Company believes that these strategic alliances enable the Company to continue to access new technologies and introduce innovative products in a cost-efficient manner and will expand the Company's worldwide customer base. Future strategic arrangements may take the form of joint ventures or joint research and development projects, as well as acquisitions or other business combinations.

Sales and Service

      Sales. The Company sells its products worldwide through a combination of direct (i.e., Veeco-employed) sales representatives and independent distributors, whose territories do not overlap within a product line. The Company believes that the size, location and expertise of its sales organization represents a competitive advantage in the markets it serves. The Company employs approximately 78 sales professionals in its worldwide sales and marketing organization, with sales offices located in Tucson, Arizona; San Jose California; Santa Barbara, California; Santa Clara, California; Tustin, California; Chelmsford, Massachusetts; Minneapolis, Minnesota; Orangeburg, New York; Plainview, New York; Ronkonkoma, New York; Dourdan, France; Munich, Germany; Watford, England; Hong Kong, China; Hsinchu, Taiwan and Tokyo, Japan. In addition to Ulvac, the Company has entered into exclusive distribution agreements with several independent distributors throughout the world. None of these independent distributors accounted for more than 10% of the Company's sales during the year ended December 31, 1997. See "-Customers."

      Independent distributors typically carry a full line of the Company's products within a product line, and some distributors distribute products from more than one of the Company's product lines. Most distributors also provide product support and servicing for the Veeco products sold by them.

      See Note 8 to the Consolidated Financial Statements for data pertaining to the Company's net sales to unaffiliated customers by geographic area and for the Company's United States operations export sales.

      Service. The Company recognizes that its customer service organization is a significant factor in the Company's success. Field service and customer support are provided on a worldwide basis from eight service centers in the United States, three in Europe (Dourdan, France; Watford, England; and Munich, Germany) and six in Asia (Osaka, Japan; Tokyo, Japan; Hong Kong, China; Bangkok, Thailand; Hsinchu, Taiwan and Penang, Malaysia). In addition, Veeco-authorized distributors provide service and technical support for the Veeco products they represent. The large installed base of its process equipment, process metrology and industrial measurement products combined with the Company's worldwide support centers and its field service responsiveness provides opportunities for future sales to new and existing customers.

      The Company provides service and support on a warranty, service contract or on an individual service-call basis. New systems typically carry a one-year warranty, which includes the replacement of defective parts and associated labor costs. The Company also offers enhanced warranty coverage and services.

      The Company offers several types of service contracts, including preventive maintenance plans, on-call and on-site service-call plans and other comprehensive service arrangements, product and application training, consultation services and a 24-hour hotline service, for certain products.

      Approximately 22% of the Company's 1997 net sales were generated from service and support and the sale of spare parts and components.

Customers

      The Company sells its products to many of the world's major data storage, semiconductor, and flat panel display manufacturers, and to customers in other industries, research centers and universities. For the year ended December 31, 1997, approximately 65% of the Company's total net sales were to customers in the data storage industry; approximately 19% were sales to customers in the semiconductor industry; approximately 2% were sales to customers in the flat panel display industry; and the remaining approximately 14% of net sales were to other industry customers and to universities and research centers.

      Sales to Seagate, which utilizes products primarily from the Company's process equipment and process metrology product lines, totaled $29,303,000, $16,025,000 and $17,369,000 representing 18%, 14% and 20% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively. According to industry reports, Seagate is one of the world's largest disk drive manufacturers.

      Sales to Read-Rite, which utilizes products primarily from the Company's process equipment and process metrology product lines, totaled $23,076,000, $16,915,000 and $6,926,000, representing 14%, 15% and 8% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

      Sales to IBM, which utilizes products primarily from the Company's process equipment and process metrology product lines, totaled $12,165,000, $6,245,000 and $821,000, representing 7.3%, 5.4% and 1.0% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

      Excluding sales to Seagate, Read-Rite and IBM, sales to the next five top customers accounted for 17%, 18% and 21%, in the aggregate, of total net sales of the Company for the years ended December 31, 1997, 1996 and 1995, respectively.

      End-users of the Company's products in each of the following categories include:

                                                         Flat Panel                 Micro-machined
    Data Storage             Semiconductor               Display                    and Optics and Research
    ------------             -------------               -------                    -----------------------
    Applied Magnetics        AMD                         Applied Komatsu            3M
    DAS Devices              AT & T                      Casio Computer             AMP
    Headways Technology      CNET/SGS Thomson            Dai Nippon                 Eastman Kodak
    Hutchinson Technology    Hewlett Packard               Print                    Hughes Missile Systems
    IBM                      Hyundai                     Dai Nippon                 Lawrence Livermore
    Komag                    Lucent  Technology            Screen                     National Laboratory
    Maxtor                   Micron                      IBM Japan                  Lockheed Martin
    Mitsumi                  Mitsubishi                  Samsung                    Rockwell
    Quantum                  Motorola                    Sumitomo                   Rosemont
    Read-Rite                NEC                           Corp.                    Schott Glass
    SAE Magnetics            Samsung                     Toshiba Corp.              Siecor
    Seagate                  Siemens                                                Vistakon
    Sony                     Texas Instruments
    Storage Technology       Toshiba
    Yamaha                   White Oak Semiconductor

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

      The Company's engineering, research and development programs are organized by product line; new products have been introduced into each of the Company's product lines in each of 1997, 1996 and 1995. During 1997, the Company added 11 new products to its product lines: the IBD-350 Ion Beam Deposition System, the DLC-350V Diamond Like Coating System and Cymetra PVD Physical Vapor Deposition System to its process equipment product line; the Dektak OSP 1100 Stylus Profiler, the Dektak SXM-320 Critical Dimension Atomic Force Microscope, the Dektak DTM 2000 Automated Scatterometer, the Wyko SP3000 Optical Profiler and the Wyko PTR-2100 Optical Profiler to its process metrology product line; and the System XR XRF Thickness & Composition Measurement Systems, the System XA XRF Thickness & Composition Measurement Systems and the MVAO 1000 Magnetic Vacuum Annealing Oven to its industrial measurement product line.

      Engineering research and development expenses of the Company were approximately $18,436,000, $12,464,000 and $9,157,000, or approximately 11% of net sales, for each of the years ended December 31, 1997, 1996 and 1995, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

Manufacturing

      The Company's principal manufacturing activities, which consist of design, assembly and test operations, take place at its Plainview, New York headquarters, where ion beam systems are produced, in Orangeburg, New York, where its PVD systems are produced, in Ronkonkoma, New York, where its XRF and leak detection/vacuum equipment product lines are produced, in Santa Barbara, California, where the stylus surface metrology system product line is produced and in Tucson, Arizona, where interferometry products are produced. SXM Atomic Force Microscopes sold by the Company are manufactured by IBM at its Boca Raton, Florida facility. The laser-based scatterometers sold by the Company are manufactured by Schmitt in Portland, Oregon.

      The Company's manufacturing and research and development functions have been organized by product line. The Company believes that this organizational structure allows each product line manager to more closely monitor the products for which he is responsible, resulting in more efficient sales, marketing, manufacturing and research and development. The Company seeks to emphasize customer responsiveness, customer service, high quality products and a more interactive management style. By implementing these management philosophies, the Company believes that it has increased its competitiveness and positioned itself for future growth.

      Certain of the products sold by the Company are obtained from single sources pursuant to written agreements. The Company relies upon IBM for manufacture of SXM Atomic Force Microscopes and termination of the Company's agreement with IBM or other disruptions in the supply of product could have an adverse effect on the Company's results of operations. In addition, certain of the components and sub-assemblies included in the Company's other products are obtained from a single source or a limited group of suppliers. Although the Company does not believe it is dependent upon any supplier of the components and sub-assemblies referred to in the previous sentence as a sole source or limited source for any critical components (other than as set forth above), the inability of the Company to develop alternative sources, if required, or an inability to meet a demand or a prolonged interruption in supply or a significant increase in the price of one or more components could adversely affect the Company's operating results.

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

      The Company's process equipment systems compete with other equipment system manufacturers such as Commonwealth Scientific Corporation, Hitachi, Nordiko, CVC and Balders.

      In the market for process metrology systems, the Company competes with system manufacturers such as Digital, Hitachi, Ltd., KLA-Tencor Instruments, Applied Materials - OPAL and Zygo Corporation.

      In the XRF market, the Company competes with other manufacturers of XRF products, including CMI International and Fischer, Inc. In the leak detector/vacuum equipment market, the Company competes primarily with Varian Associates, Inc., Leybold A.G. and Alcatel, NV.

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

      The Company is the licensee of certain intellectual property owned by IBM which is associated with the SXM Workstation, including "SXM," which is a registered trademark owned by IBM. See "-Strategic Alliances."

Environmental Matters

      In October 1993, the California Regional Water Quality Control Board, Central Coast Region (the "RWQCB") issued a Cleanup and Abatement Order ("CAO") for the site (the "Site") of a facility which was leased by a predecessor ("Old Sloan") of Sloan Technology Corp., a subsidiary of the Company ("Sloan") in Santa Barbara, California. The CAO declared that Lambda Electronics Inc. ("Lambda"), the Company and certain other parties had caused or permitted certain hazardous waste to be discharged into waters of the State at the Site where they create, or threaten to create, a condition of nuisance. (The Company is named as a "discharger" in the CAO because it acquired the assets and liabilities of Old Sloan pursuant to the Acquisition; in addition, the Company may be required to indemnify Lambda for obligations incurred by Lambda as a result of Old Sloan's operations.)

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

      Reports prepared by consultants hired by the Company and by owners of the Site indicate elevated levels of certain contaminants in samples of groundwater underneath the Site. The Company's consultants have recommended that additional groundwater assessment activities and the preparation of a groundwater corrective action workplan, as required by the CAO, should await the results of groundwater testing conducted by other parties near the Site. Until that time, the Company (with the acquiescence of the RWQCB) is monitoring groundwater contamination levels at the Site on a semi-annual basis, and is reviewing the results of third party groundwater assessment and monitoring activities being conducted in the vicinity of the Site. The Company cannot predict the extent of groundwater contamination and cannot determine at this time whether any or all of the groundwater contamination may be attributable to the activities of neighboring parties. The Company may be held responsible for the costs of remediating any groundwater contamination under or in the vicinity of the Site but the Company cannot predict the potential scope of such costs at this time.

      Pursuant to the Acquisition, the Company is required to pay, and has paid for each of the past seven years, up to $15,000 per year of the expenses incurred in connection with the operation of certain equipment used in connection with the monitoring and remediation of certain environmental contamination at the Company's Plainview, New York facility. The Company may under certain circumstances also be obligated to pay up to an additional $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at the Plainview facility; pursuant to the terms of the Acquisition, Lambda (as well as its corporate parent, Unitech, and certain of Lambda's subsidiaries) are required to pay all other costs and expenses relating to any such plan of environmental remediation. Because no such comprehensive plan of remediation has been required to date, the Company is not in a position to estimate more precisely what any actual liability might be.

      The Company is aware that petroleum hydrocarbon contamination has been detected in the soil at the site of the facility leased by its Sloan subsidiary in Santa Barbara, California (the "Sloan Building"). For 18 months after the Acquisition, the Company owned all of the outstanding capital stock of a company which held title to the Sloan Building, and a leasehold in the property on which the Sloan Building is located. In July 1991, the capital stock of such company was transferred to Lambda, pursuant to provisions in the agreement relating to the Acquisition. Although there appears to be no evidence that the petroleum constituents found in the soil are associated with any activities of Sloan at the Sloan Building, under Federal and California environmental statutes, current "owners and operators" and "owners and operators" at the time of disposal of hazardous substances may be deemed liable for removal and remediation of contamination at a facility. In connection with the Acquisition, Lambda and Unitech plc agreed to indemnify the Company for liabilities incurred by the Company which arise from the environmental contamination at the site, and any costs and expenses relating to the remediation thereof.

Employees

      At December 31, 1997, the Company had approximately 595 full time employees, comprised of 171 in manufacturing and testing, 78 in sales and marketing, 95 in service and support, 173 in engineering, research and development, and 78 in general administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.

      None of the Company's senior management or key employees is subject to an employment agreement; in addition, none of such individuals is subject to an agreement not to compete with the Company. However, Mr. Walter Scherr, a director of the Company, is party to a consulting agreement with the Company.

Item 2.     Properties.

      The Company's corporate headquarters and manufacturing and research and development facilities for process equipment systems are located in an 80,000 square foot building in Plainview, New York, which is owned by the Company. The Company also manufactures and designs products in four other sites in the United States, which include a 100,000 square foot facility in Orangeburg, New York, owned by the Company, a 100,000 square foot facility in Tucson, Arizona, owned by the Company, a 40,000 square foot facility in Ronkonkoma, New York, leased by the Company and a 25,000 square foot facility in Santa Barbara, California, leased by the Company. The Tucson facility is subject to a mortgage, which at December 31, 1997 had an outstanding balance of $2,563,000. The Ronkonkoma and Santa Barbara leases expire in 2003.

      The Company also leases facilities located in San Jose, California; Santa Clara, California; Tustin, California; and Chelmsford, Massachusetts for use as sales and service centers for certain of its products. Subsidiaries of the Company lease space for use as sales and service centers in Dourdan, France; Munich, Germany; Watford, England; Hong Kong, China; Hsinchu, Taiwan and Tokyo, Japan.

      The Company believes that it will be able to either renew the lease for the Sloan Building on satisfactory terms or find a suitable substitute for such facility. Based on the foregoing, the Company believes its facilities are adequate to meet its current needs.

      Certain levels of environmental contamination have been detected at the Plainview, New York and Santa Barbara, California facilities of the Company. See "Business - Environmental Matters."

Item 3.     Legal Proceedings.

      Wyko, a subsidiary of the Company, is a defendant in a patent infringement lawsuit filed in June 1988 in the United States District Court for the District of Arizona, titled Zygo Corporation v. Wyko Corporation (Number CIV 88-454 TUC
JLQ). The suit alleged that certain Wyko products infringed Zygo's patents, and sought monetary damages and an injunction. The case was decided adversely to Wyko in June 1994. Wyko appealed the decision which was partially reversed by a decision of the Court of Appeals, Zygo Corp. v. Wyko Corp., 79 F.3d 1563 (Fed. Cir. 1996), with an opinion determining that only certain Wyko products made in 1988 and 1989 infringed a patent. The case has been remanded to the District Court for a redetermination of damages. Wyko has been ordered to establish and fund an escrow account in the amount of $1,500,000 until a final decision is reached. The Company believes this escrow amount exceeds the amount sought in final recovery by the plaintiff.

      See "Business - Environmental Matters" for a description of certain environmental matters involving the Company. Except as described herein and therein, there are no material legal proceedings involving the Company or any of its subsidiaries.

Item 4.     Submission of Matters to Vote of Security Holders.

         None.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      The Common Stock is quoted on the NASDAQ National Market under the symbol "VECO". The 1997 and 1996 high and low closing prices are as follows:

                                       1997                      1996
                             ---------------------------------------------------
                                 High         Low          High         Low
                                 ----         ---          ----         ---
        First Quarter          $31.38       $21.88       $15.63       $11.13
        Second Quarter          41.50        25.75        19.25        12.50
        Third Quarter           72.50        38.50        15.00         9.88
        Fourth Quarter          59.50        19.19        22.00        11.38

      On March 2, 1998, the closing price for the Company's Common Stock on the NASDAQ National Market was $32.31. As of March 2, 1998, the Company had approximately 155 shareholders of record.

      In July 1997, in connection with the acquisition of Wyko, in exchange for all of the outstanding capital stock of Wyko, the Company issued to the former stockholders of Wyko a total of 2,863,810 shares of Common Stock and to former optionholders of Wyko options to purchase 136,190 shares of Common Stock. The securities were issued without registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Options to purchase 30,547 shares of Common Stock were issued with an exercise price of $2.20 per share, options to purchase 10,182 shares of Common Stock were issued with an exercise price of $2.18 per share and options to purchase 95,461 shares of Common Stock were issued with an exercise price of $1.27 per share. See "Business- Recent Developments."

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


                                                            (In thousands, except per share data)
                                          --------------------------------------------------------------------------
                                                                  Years ended December 31,
                                          --------------------------------------------------------------------------
                                                  1997           1996           1995          1994           1993
                                          --------------------------------------------------------------------------
   Statement of operations data:
     Net sales                                  $165,408        $115,042       $85,825       $60,031        $52,237
     Cost of sales                                88,177          62,201        44,666        33,674         29,563
                                          --------------------------------------------------------------------------
     Gross profit                                 77,231          52,841        41,159        26,357         22,674
     Cost and expenses                            51,597          36,166        29,768        21,574         20,863
     Merger expenses                               2,250               -             -             -              -
     Write-off of purchased in-process
       technology                                  4,200               -             -             -              -
     Legal fees and claims related to
       litigation                                      -               -             -         2,051            995
                                          --------------------------------------------------------------------------
     Operating income                             19,184          16,675        11,391         2,732            816
     Interest (income) expense, net                 (525)           (798)         (152)        2,999          2,667
                                          --------------------------------------------------------------------------
     Income (loss) before income taxes
       and extraordinary item                     19,709          17,473        11,543          (267)        (1,851)
     Income tax  provision (benefit)               7,426           6,638         2,306          (708)           (20)
                                          --------------------------------------------------------------------------
     Income (loss) before extraordinary
      item                                        12,283          10,835         9,237           441         (1,831)
     Extraordinary (loss), net of $355
      tax benefit                                      -               -             -          (679)             -
                                          --------------------------------------------------------------------------
     Net income (loss)                           $12,283         $10,835      $  9,237       $  (238)       $(1,831)
                                          ==========================================================================

   Earnings per share:
     Income (loss) before extraordinary
       item                                      $  1.39         $  1.25      $   1.13       $  0.09        $ (0.39)
     Extraordinary (loss)                                                                      (0.14)
                                          --------------------------------------------------------------------------
     Net income (loss)                           $  1.39         $  1.25      $   1.13        $(0.05)       $( 0.39)
                                          ==========================================================================

   Diluted earnings per share:
     Income (loss) before extraordinary
       item                                      $  1.32         $  1.22      $   1.09        $ 0.08        $ (0.39)
     Extraordinary (loss)                                                                      (0.12)
                                          --------------------------------------------------------------------------
     Net income (loss)                           $  1.32         $  1.22      $   1.09        $(0.04)        $(0.39)
                                          ==========================================================================

     Weighted average shares
        outstanding                                8,808           8,667         8,166         4,995          4,738
                                          ==========================================================================

     Diluted weighted average
     shares outstanding                            9,324           8,906         8,484         5,472          4,738
                                          ==========================================================================

                                                                        As of December 31,
                                          --------------------------------------------------------------------------
                                                    1997            1996          1995          1994           1993
                                          --------------------------------------------------------------------------
   Balance sheet data:
     Cash and cash equivalents                   $18,505         $23,465       $18,525       $ 3,425        $ 1,534
     Working capital                              54,386          49,361        39,307        16,683         10,273
     Excess of cost over net assets
        acquired, net                              4,318           4,448         4,579         4,710          4,840
     Total assets                                127,739          96,797        79,610        50,816         43,221
     Long-term debt (including current
        installments)                              2,563           2,669         2,766         2,839         27,734
     Shareholders' equity                         81,782          66,270        55,254        31,347          3,094

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The following table sets forth, for the periods indicated, the relationship (in percentages) of selected items of the Company's consolidated statements of income to its total net sales:

                                                                  Years ended December 31,
                                                           ------------------------------------
                                                               1997         1996         1995
                                                           ------------------------------------
   Net sales                                                   100.0%       100.0%       100.0%
   Cost of sales                                                53.3         54.1         52.0
                                                           ------------------------------------
   Gross profit                                                 46.7         45.9         48.0
   Operating expenses
     Research and development                                   11.1         10.8         10.7
     Selling, general and administrative                        20.1         20.6         23.9
     Amortization                                                0.2          0.2          0.2
     Other, net                                                 (0.2)        (0.2)        (0.1)
   Merger expenses                                               1.4            -            -
   Write-off of purchased in-process technology                  2.5            -            -
                                                           ------------------------------------
   Total operating expenses                                     35.1         31.4         34.7
                                                           ------------------------------------
   Operating income                                             11.6         14.5         13.3
   Interest income, net                                          0.3          0.7          0.1
                                                           ------------------------------------
   Income before income taxes                                   11.9         15.2         13.4
   Income tax  provision                                         4.5          5.8          2.6
                                                           ------------------------------------
   Net income                                                    7.4%         9.4%        10.8%
                                                           ====================================

Years Ended December 31, 1997 and 1996

      Net sales were $165,408,000 for the year ended December 31, 1997 representing an increase of approximately $50,366,000, or 43.8%, when compared to the year ended December 31, 1996. The increase reflects growth in the Company's process equipment and process metrology product lines. Sales in the U.S.

increased approximately 70%, while international sales included a 24% increase in Asia Pacific, a 27% increase in Europe and a 4% decrease in Japan.

      The Company received approximately $164,000,000 of orders in 1997 compared to approximately $135,700,000 in 1996, reflecting both the increased demand for high density hard drives and the continued industry transition to the next generation MR thin film magnetic heads as well as increased semiconductor industry investment in advanced products. The book to bill ratio was .99 to 1 for the year ended December 31, 1997.

      Sales of process equipment increased by 59% to approximately $84,530,000 in 1997 compared to 1996, driven principally by increased demand from the data storage industry for equipment used in the production of MR and GMR heads for high density hard drives. Of this increase, approximately 39% was due to growth in volume, with the balance of the increase due to a shift in customer demand to multi-process modules with increased automation which resulted in an approximately 47% higher average selling price of a system. Sales of process metrology products increased by 46% to approximately $61,431,000 in 1997 compared to 1996 principally as a result of increased sales of Wyko optical interferometers, Dektak stylus profilers and scatterometers and atomic force microscopes. Sales of Wyko optical interferometers increased by 81%, reflecting increased acceptance by the semiconductor industry of non-contact optical measurement for advanced packaging. Sales of Dektak stylus profilers and scatterometers increased by 21% reflecting acceptance in the semiconductor and data storage industries of new product introductions. Atomic force microscope sales increased 15% reflecting increased demand for advanced semiconductor applications. Sales of industrial measurement products were approximately $19,447,000 in 1997 and remained relatively flat compared to 1996.

      Gross profit increased to approximately $77,231,000, or 46.7% of net sales for 1997, compared to $52,841,000, or 45.9% of net sales for 1996. This increase in gross margin is principally attributable to increased sales of process equipment and process metrology products which yield higher gross margin than industrial measurement products.

      Research and development expense increased by approximately $5,972,000 to approximately $18,436,000, or 11.1% of net sales in 1997 compared to approximately $12,464,000 or 10.8% of sales in 1996, due to increased R&D investment in process equipment and process metrology. Increased R&D investment was made in process equipment in PVD and in IBD. In process metrology, increased investments were made in Wyko optical interferometer products for both data storage and semiconductor market products along with investments in Dektak stylus profilers for the semiconductor, data storage and flat panel display markets.

      Selling, general and administrative expenses increased by approximately $9,597,000 to 20.1% of net sales in 1997 from 20.6% for 1996. Selling expense increased $7,103,000, principally comprised of sales commissions related to higher sales volume, increased compensation and travel expense as a result of additional sales and service personnel required to support the Company's growth and an increase in advertising and marketing to support new products.

      Operating expenses in 1997 include merger costs incurred in connection with the merger with Wyko Corporation of approximately $2,250,000, consisting of investment banking, legal and other transaction costs. Operating expenses in 1997 also include the effect of a $4,200,000 charge in connection with the acquisition of the PVD business pertaining to data storage of Materials Research Corporation representing the write-off of the fair values of in-process engineering and development projects that have not reached technological feasibility and have no future alternative uses.

      Income taxes amounted to $7,426,000 or 37.7% of income before income taxes for 1997 as compared to $6,638,000 or 38.0% of income before income taxes for 1996.

Years Ended December 31, 1996 and 1995

      Net sales were $115,042,000 for the year ended December 31, 1996 representing an increase of approximately $29,217,000, or 34.0%, for the fiscal year ended December 31, 1996 as compared to 1995. The increase reflects growth in all three of the Company's product lines - process equipment, process metrology and industrial measurement. Sales in the U.S. increased approximately 34%, while international sales included a 50% increase in Asia Pacific and a 59% increase in Japan and a 2% decrease in Europe.

      Sales of process equipment increased by 60.3% to approximately $53,198,000 in 1996 compared to 1995. Of this increase, approximately 55.9% is due to growth in volume, with the balance of the increase attributable to an approximately 27.7% higher average selling price of a system resulting from a shift in customer demand to multi-process modules with increased automation. This growth was principally driven by increased demand for mass memory storage due to the capacity ramp up in both magnetoresitive and inductive thin film magnetic heads required in high density hard drives. Sales of process metrology products increased by 22.7% to approximately $42,090,000 in 1996 compared to 1995 principally as a result of increased sales of Wyko products for mass memory, semiconductor and microelectronics and SXM Workstations for semiconductor applications. Sales of industrial measurement products increased by 7.7% to approximately $19,754,000 in 1996 compared to 1995 as a result of the introduction of new products in the leak detection product line.

      The Company received approximately $135,700,000 of orders in 1996 compared to approximately $99,300,000 million of orders in 1995 for a 37% increase. This resulted in a book to bill ratio of 1.18 to 1 for 1996.

      Gross profit increased to approximately $52,841,000, or 45.9% of net sales for 1996, compared to $41,159,000, or 48.0% of net sales for 1995. The decline in gross margin percentage was principally due to product and geographic mix changes in process metrology and industrial measurement products lines.

      Research and development expense increased by approximately $3,307,000 to approximately $12,464,000, or 10.8% of net sales in 1996 compared to approximately $9,157,000 or 10.7% of sales in 1995, as the Company increased its R&D investment in each of its product lines with particular emphasis in process equipment.

      Selling, general and administrative expenses increased by approximately $3,323,000 in 1996, but decreased as a percentage of sales to 20.6% for 1996 from 23.9% for 1995. Selling expense increased $2,857,000 principally comprised of sales commissions related to higher sales volume, as well as increased compensation and travel expense as a result of additional sales and service personnel required to support the Company's growth.

      Income taxes amounted to $6,638,000 or 38.0% of income before income taxes for 1996 as compared to $2,306,000 or 20.0% of income before income taxes for 1995. The Company's effective tax rate in 1995 was lower as a result of the Company recognizing previously unrecognized deferred tax assets.

Liquidity and Capital Resources

      The Company generated approximately $6,813,000 of cash from operations in 1997 compared to approximately $8,669,000 and $2,015,000 in 1996 and 1995, respectively, primarily as a result of (i) net income in 1997 (plus non-cash charges for depreciation and amortization and the write-off of purchased in-process technology) of $18,132,000 plus (ii) increases of accounts payable, accrued expenses and other current liabilities, income taxes payable and other operating assets and liabilities of $8,267,000, $573,000, $2,457,000 and $816,000, respectively. These items were partially offset by an increase in accounts receivable, inventories and deferred income taxes of $9,533,000, $12,190,000 and $1,709,000, respectively. Accounts receivable, inventory, and accounts payable increased primarily as a result of increased volume. Cash from operations in 1996 resulted from (i) net income in 1996 (plus non-cash charges for depreciation and amortization) of $12,704,000 plus (ii) increases of accounts payable, accrued expenses, income taxes payable and changes in operating assets and liabilities of $2,888,000, $2,791,000, $508,000 and $929,000, respectively. These items were partially offset by increases in accounts receivable, inventories and deferred income taxes of $2,664,000, $7,592,000, and $895,000, respectively. The increases in accounts receivable, inventories, accounts payable and accrued expenses are attributable to the increased 1996 sales volume.

      Working capital totaled approximately $54,386,000 at December 31, 1997, compared to approximately $49,361,000 at December 31, 1996.

      The Company used $13,481,000 for investing activities in 1997 compared to $3,883,000 and $1,155,000 in 1996 and 1995, respectively. Cash used for investing activities in 1997 primarily related to the PVD acquisition ($4,375,000) and capital expenditures ($9,106,000). Capital expenditures in 1997 were principally for manufacturing facilities, laboratory and test equipment and business system upgrades. Cash used for investing activities in 1996 and 1995 were for capital expenditures. The Company expects capital expenditures in 1998 will remain flat when compared to 1997.

      The Company generated $1,917,000 of cash from financing activities in 1997 compared to a use of $7,000 in 1996 and generation of $14,384,000 of cash from investing activities in 1995. Cash generated in 1997 primarily resulted from the exercise of stock options.

      The Company has a $30,000,000 Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 3/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. As of December 31, 1997 there were no amounts outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the Company's personal property.

      Pursuant to sales and marketing agreements with IBM, the Company has agreed to purchase a minimum number of IBM-manufactured Atomic Force Microscopes ("SXM Products"), one of which is in the development phase, for sale by the Company to customers in the semiconductor and data storage industries. As of December 31, 1997, the Company's aggregate purchase commitment for SXM Products under these agreements was approximately $8,000,000. See "Business - Strategic Alliances".

      The Company believes that the cash generated from operations, funds available from the Credit Facility described above and existing cash balances will be sufficient to meet the Company's projected working capital and other cash flow requirements through 1998.

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

      Cyclicality of Data Storage and Semiconductor Industries. The data storage and semiconductor industries have been characterized by cyclicality. These industries have experienced significant economic downturns at various times in the last decade, characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity. Recently, the data storage industry has been plagued by inventory oversupply and poor operating results and the Company's data storage is anticipating a weak first half of 1998. The Company also sells product to companies located throughout the world. International markets provide the Company with growth opportunities along with additional risk. Many Pacific Rim countries are currently experiencing economic difficulties, which could result in reduced demand for the Company's products from customers in this area. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy.

      Rapid Technological Change; Importance of Timely Product Introduction. The data storage and semiconductor manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive will depend in part upon its ability to develop in a timely and cost effective manner new and enhanced systems at competitive prices. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins, which could materially adversely affect the Company's business, financial condition and results of operations. The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selections, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing processes, effective sales, service and marketing and product performance in the field. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

      Limited Sales Backlog. The Company derives a substantial portion of its sales from the sale of a relatively small number of systems which typically range in purchase price from approximately $750,000 to $3,500,000. As a result, the timing of recognition of revenue for a single transaction could have a material adverse affect on the Company's sales and operating results. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objective for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon the Company obtaining orders for systems to be shipped in the same quarter that the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipping during the period.

      Highly Competitive Industry. The data storage and semiconductor capital equipment industries are intensely competitive. A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, the Company expects to experience difficulty in selling to a particular customer for a significant period of time if that customer selects a competitor's capital equipment. The Company expects its competitors to continue to develop enhancements to and future generations of competitive products that may offer improved price or performance features.
New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems in addition to intense price competition or otherwise make the Company's systems or technology obsolete or noncompetitive. Increased competitive pressure could lead to reduced demand and lower prices for the Company's products, thereby materially adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future.

      Year 2000. The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company has recently installed a new business information system for its process equipment and industrial measurement product lines, which is year 2000 compliant. The cost of such system was capitalized. The Company is in the process of assessing the extent of upgrades or modifications required for its process metrology product lines. The Company does not believe it has significant exposure to year 2000 with significant suppliers, large customers and financial institutions. The Company does not expect the cost of the year 2000 initiatives to be material to the Company's consolidated results of operations or financial position.

      Foreign Operations. Approximately 8.3%, 10.5%, and 14.9% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from sales denominated in foreign currencies. The effect of foreign currency exchange rate fluctuations on such revenues is largely offset to the extent expenses of the Company's international operations are incurred and paid for in the same currencies as those of its revenues.

      The Company has mitigated its exposure to foreign currency transaction adjustments by substantially offsetting assets denominated in foreign currencies with foreign currency liabilities. The Company generally has not engaged in foreign currency hedging transactions. Foreign currency translation adjustments of $631,000, $104,000 and ($128,000) were charged (credited) to Shareholder's Equity for the years ended December 31, 1997, 1996 and 1995, respectively. The aggregate exchange gains and (losses) included in determining consolidated results of operations were ($34,000), ($153,000), and $100,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

      Dependence on Microelectronics Industry. The Company's business depends in large part upon the capital expenditures of data storage, semiconductor and flat panel display manufacturers which accounted for the following percentages of the Company's net sales:


                                           Years Ended December 31,
                                       1997         1996         1995
                                  ------------------------------------------
       Data storage                     65%          56%          42%
       Semiconductor                    19           26           32
       Flat panel display                2            3            5

The Company cannot predict whether the growth experienced in the microelectronics industry in the recent past will continue.

Item 8.     Financial Statements and Supplementary Data.

      The financial statements of the Company are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

      The following table presents selected financial data for each quarter of fiscal 1997 and 1996. This information is unaudited, has been prepared on a basis consistent with the Company's audited financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited financial statements of the Company and the notes thereto.

                         Quarterly Statements of Income
                    (In thousands, except for per share data)

                                      Fiscal 1997                                      Fiscal 1996
                     ----------------------------------------------   -----------------------------------------------
                        Q1       Q2        Q3       Q4      Year         Q1       Q2        Q3       Q4      Year
    Net sales         $37,754   $41,916  $42,836  $42,902 $165,408     $24,427   $29,850  $28,505  $32,260 $ 115,042
    Cost of sales      20,245    21,913   22,644   23,375   88,177      13,074    15,703   15,186   18,238    62,201
                     ----------------------------------------------   -----------------------------------------------
    Gross profit       17,509    20,003   20,192   19,527   77,231      11,353    14,147   13,319   14,022    52,841
    Costs and
      expenses         10,937    12,668   12,783   15,209   51,597       8,047     9,434    9,073    9,612    36,166
    Merger expenses        --        --    2,250       --    2,250          --        --       --       --        --
    Write-off of
      Purchased in-
      process
      technology           --     4,200       --       --    4,200          --        --       --       --        --
                     ----------------------------------------------   -----------------------------------------------
    Operating income    6,572     3,135    5,159    4,318   19,184       3,306     4,713    4,246    4,410    16,675
    Interest income        89        69      258      109      525         168       126      341      163       798
                     ----------------------------------------------   -----------------------------------------------
    Income before
      income taxes      6,661     3,204    5,417    4,427   19,709       3,474     4,839    4,587    4,573    17,473
    Income tax
      provision         2,554     1,229    2,005    1,638    7,426       1,302     1,868    1,729    1,739     6,638
                     ----------------------------------------------   -----------------------------------------------
    Net income        $ 4,107   $ 1,975   $3,412  $ 2,789  $12,283      $2,172   $ 2,971   $2,858   $2,834   $10,835
                     ==============================================   ===============================================

    Earnings per
      share:
    Net income per
      common share       $.47      $.23     $.39     $.31    $1.39        $.25      $.34     $.33     $.33     $1.25
    Diluted net
      income per
      common share       $.45      $.21     $.36     $.30    $1.32        $.24      $.33     $.32     $.32     $1.22
    Weighted average
      shares
      outstanding       8,724     8,768    8,848    8,874    8,808       8,666     8,679    8,686    8,695     8,667
                     ==============================================   ===============================================
    Diluted weighted
      average shares
      outstanding       9,150     9,264    9,465    9,397    9,324       8,893     8,958    8,860    8,972     8,906
                     ==============================================   ===============================================


      A variety of factors influence the level of the Company's net sales in a particular quarter, including specific economic conditions in the semiconductor, data storage and flat panel display industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by the Company and its competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, and other factors, many of which are beyond the Company's control. In addition, the Company derives a substantial portion of its revenues from the sale of products which have an average selling price in excess of $750,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results in any given quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

    (3)  Exhibits.

Exhibit
Number                              Exhibit
------                              -------

   2.1 Agreement and Plan of Merger among Veeco Instruments Inc., Digital Instruments, Inc. and its Securityholders dated February 28, 1998. (10)

   2.2 Agreement and Plan of Merger among Veeco Instruments Inc., Veeco Acquisition Corp. and Wyko Corporation and its Securityholders dated April 28, 1997. (7)

   3.1 Form of Amended and Restated Certificate of Incorporation of the Company. (8)

   3.2   Form of Amended and Restated By-Laws of the Company. (1)

   4.1   Form of Certificate for Common Stock. (1)

  10.1 Lease, dated July 29, 1991 between Sloan Technology Corporation, a California corporation, and Sloan Technology Corporation, a Delaware corporation. (1)

  10.2 OEM Agreement for Acquisition of IBM Products, dated July 20, 1993 by and between IBM and the Company. (2)

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

  10.19 Letter Agreement dated January 16, 1995 between the Company and John Kiernan. (3)

  10.20 Amended and Restated Veeco Instruments Inc. Employees' Stock Option Plan. (4)

  10.21  Veeco Instruments Inc. Employees Stock Purchase Plan. (4)

  10.22 OEM Agreement for acquisition of IBM products, dated October 12, 1995, between International Business Machines Corporation and Veeco Instruments Inc. (5)

  10.24 Lease dated July 1, 1993 and lease renewal dated February 26, 1996 between Lambda (Santa Barbara) Inc., a California Corporation, and Veeco Instruments Inc., a Delaware Corporation. (6)

  10.25 Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

  10.26 Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

  10.27 Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

  10.28 Guarantor's Security Agreement dated July 31, 1996 among Sloan Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.
         (6)

  10.29 The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

  10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

  10.31 Attachment 2 to the OEM Agreement for Acquisition of IBM Products between International Business Machines Corporation and Veeco Instruments Inc. dated as of May 13, 1997 (confidential treatment has been granted for certain portions; confidential portions have been filed separately with the Securities and Exchange Commission). (9)

  10.32 Lease Extension dated as of November 1, 1997 by and between J. Anthony Wilson and Veeco Instruments Inc.*

  10.33 Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Donald Kania. *

  21.1   Subsidiaries of the Registrant. *

  23.1   Consent of Ernst & Young LLP. *

  27.1 Financial Data Schedule of Veeco Instruments Inc. for the year ended December 31, 1997.*

  27.2 Financial Data Schedule of Veeco Instruments Inc. for the year ended December 31, 1996 (Restated).*

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

  (7) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

  (8) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

  (9) Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 2, 1997.

  (10) Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 9, 1998.

         (b)   Reports on Form 8-K.

               The Registrant filed a Form 8-K on February 13, 1998 reporting that the Registrant entered into an agreement in principle with Digital Instruments Inc., ("Digital"), pursuant to which Digital agreed to merge with and into the Registrant and reference was made to the press release dated February 9, 1998 announcing the execution of such.

               The Registrant filed a Form 8-K on March 9, 1998 reporting that the Registrant signed a definitive merger agreement with Digital and reference was made to the press release dated March 2, 1998 announcing the execution of such.

         (c)   Exhibits: See Index to Exhibits.
         (d)   Consolidated Financial Statement Schedule.

               Schedule II.................Valuation and Qualifying Accounts

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

                                       VEECO INSTRUMENTS INC.


                                       By /s/ Edward H. Braun
                                          --------------------------

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

               Signature                Title                                 Date
               ---------                -----                                 ----
/s/ Edward H. Braun                     Chairman, Chief Executive Officer,    March 27, 1998
------------------------------------    President and Director
          Edward H. Braun               (principal executive officer)


/s/ John F. Rein, Jr.                   Vice President-Finance, Chief         March 27, 1998
------------------------------------    Financial Officer, Secretary and
         John F. Rein, Jr.              Treasurer
                                        (principal financial officer)


/s/ John P. Kiernan                     Corporate Controller                  March 27, 1998
------------------------------------    (principal accounting officer)
         John P. Kiernan

/s/ Walter J. Scherr                    Director                              March 27, 1998
------------------------------------
        Walter J. Scherr

/s/ Richard A. D'Amore                  Director                              March 27, 1998
------------------------------------
       Richard A. D'Amore

/s/ Paul R. Low                         Director                              March 27, 1998
------------------------------------
          Paul R. Low

/s/ Joel A. Elftmann                    Director                              March 27, 1998
------------------------------------
       Joel A. Elftmann

                                        Director                              March 27, 1998
------------------------------------
         James Wyant

                         Form 10-K-Item 14(a)(1) and (2)

                     Veeco Instruments Inc. and Subsidiaries

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule


The following consolidated financial statements of Veeco Instruments Inc. and subsidiaries are included in Item 8:

   Report of Independent Auditors........................................ F- 2
   Consolidated Balance Sheets at December 31, 1997 and 1996............. F- 3
   Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995.................................... F- 4
   Consolidated Statements of Shareholders' Equity for
     the years ended December 31, 1997, 1996 and 1995.................... F- 5
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.................................... F- 6
   Notes to Consolidated Financial Statements............................ F- 7

The following consolidated financial statement schedule of Veeco Instruments Inc. and subsidiaries is included in Item 14(a):

   Schedule II--Valuation and Qualifying Accounts........................ F-24

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

To the Shareholders and the Board of Directors
Veeco Instruments Inc.

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veeco Instruments Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                     /s/  ERNST & YOUNG LLP

Melville, New York
February 9, 1998

                     Veeco Instruments Inc. and Subsidiaries

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                    December 31
                                                                               1997             1996
                                                                         -----------------------------
Assets
Current assets:
   Cash and cash equivalents                                                $ 18,505       $23,465
   Accounts and trade notes receivable, less allowance for doubtful
     accounts of $755 in 1997 and $553 in 1996                                33,265        24,114
   Inventories                                                                39,077        25,351
   Prepaid expenses and other current assets                                   1,434         1,229
   Deferred income taxes                                                       4,602         2,448
                                                                         -----------------------------
Total current assets                                                          96,883        76,607

Property, plant and equipment at cost, net                                    21,455        13,087
Excess of cost over net assets acquired, less accumulated amortization
   of $1,040 in 1997 and $910 in 1996                                          4,318         4,448
Other assets                                                                   5,083         2,655
                                                                         -----------------------------
Total assets                                                                $127,739       $96,797
                                                                         =============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                         $ 20,093       $11,875
   Accrued expenses                                                           18,290        13,719
   Income taxes payable                                                        3,999         1,546
   Current portion of long-term debt                                             115           106
                                                                         -----------------------------
Total current liabilities                                                     42,497        27,246

Deferred income taxes                                                            702           257
Long-term debt                                                                 2,448         2,563
Other liabilities                                                                310           461

Shareholders' equity:
   Common stock, 25,000,000 and 9,500,000 shares authorized; 8,891,994 and
     8,699,831 shares issued and outstanding at December 31, 1997
     and 1996, respectively                                                       89            87
Additional paid-in capital                                                    51,469        47,611
Retained earnings                                                             30,190        17,907
Cumulative translation adjustment                                                 34           665
                                                                         -----------------------------
Total shareholders' equity                                                    81,782        66,270
                                                                         -----------------------------
Total liabilities and shareholders' equity                                  $127,739       $96,797
                                                                         =============================


See accompanying notes.

                     Veeco Instruments Inc. and Subsidiaries

                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)


                                                                    Year ended December 31
                                                           1997              1996             1995
                                                     -----------------------------------------------------
Net sales                                               $   165,408       $   115,042      $    85,825
Cost of sales                                                88,177            62,201           44,666
                                                     -----------------------------------------------------
Gross profit                                                 77,231            52,841           41,159
Costs and expenses:
   Research and development expense                          18,436            12,464            9,157
   Selling, general and administrative expense               33,319            23,722           20,399
   Amortization expense                                         275               237              202
   Other--net                                                  (433)             (257)              10
Merger expenses                                               2,250                 -                -
Write-off of purchased in-process technology                  4,200                 -                -
                                                     -----------------------------------------------------
                                                             58,047            36,166           29,768
                                                     -----------------------------------------------------
Operating income                                             19,184            16,675           11,391
Interest income, net                                            525               798              152
                                                     -----------------------------------------------------
Income before income taxes                                   19,709            17,473           11,543
Income tax provision                                          7,426             6,638            2,306
                                                     -----------------------------------------------------
Net income                                              $    12,283       $    10,835      $     9,237
                                                     =====================================================

Earnings per share:
   Net income per common share                                $1.39             $1.25            $1.13
   Diluted net income per common share                        $1.32             $1.22            $1.09

   Weighted average shares outstanding                    8,808,000         8,667,000        8,166,000
   Diluted weighted average shares outstanding            9,324,000         8,906,000        8,484,000


See accompanying notes.

                     Veeco Instruments Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)



                                                        Additional   Retained    Cumulative
                                     Common Stock         Paid-in    Earnings    Translation
                                  Shares      Amount      Capital    (Deficit)   Adjustment     Total
                               --------------------------------------------------------------------------
Balance at December 31, 1994   7,812,527        $ 79      $32,792     $(2,165)     $ 641      $31,347

Exercise of stock options         38,497           -           82                                  82
Net proceeds from public
   offering                      800,000           8       14,452                              14,460
Translation adjustment                                                               128          128
Net income                                                              9,237                   9,237
                               -------------------------------------------------------------------------
Balance at December 31, 1995   8,651,024          87       47,326       7,072        769       55,254

Exercise of stock options and
   stock issuances under
   stock purchase plan            48,807           -          285           -          -          285
Translation adjustment                 -           -            -           -       (104)        (104)
Net income                             -           -            -      10,835          -       10,835
                               -------------------------------------------------------------------------
Balance at December 31, 1996   8,699,831          87       47,611      17,907        665       66,270

Exercise of stock options and
   stock issuances under
   stock purchase plan           192,163           2        2,068           -          -        2,070
Translation adjustment                 -           -            -           -       (631)        (631)
Stock option income tax
   benefit                             -           -        1,790           -          -        1,790
Net income                             -           -            -      12,283          -       12,283
                               -------------------------------------------------------------------------
Balance at December 31, 1997   8,891,994        $ 89      $51,469     $30,190     $   34      $81,782
                               =========================================================================



See accompanying notes.

                     Veeco Instruments Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                  Year ended December 31
                                                                            1997           1996           1995
                                                                       ----------------------------------------------
Operating activities
Net income                                                                $ 12,283       $ 10,835       $  9,237
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           1,649          1,869          1,490
     Deferred income taxes                                                  (1,709)          (895)           (46)
     Write-off of purchased in-process technology                            4,200              -              -
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (9,533)        (2,664)        (7,235)
       Inventories                                                         (12,190)        (7,592)        (5,250)
       Accounts payable                                                      8,267          2,888          1,402
       Accrued expenses and other current liabilities                          573          2,791          2,779
       Income taxes payable                                                  2,457            508            714
       Other, net                                                              816            929         (1,076)
                                                                       ----------------------------------------------
Net cash provided by operating activities                                    6,813          8,669          2,015
                                                                       ----------------------------------------------

Investing activities
Capital expenditures, net                                                   (9,106)        (3,883)        (1,155)
Net assets of business acquired                                             (4,375)             -              -
                                                                       ----------------------------------------------
Net cash used in investing activities                                      (13,481)        (3,883)        (1,155)
                                                                       ----------------------------------------------

Financing activities
Net proceeds from public stock offering                                          -              -         14,460
Exercise of stock options and issuance of stock under
   stock purchase plan                                                       2,070            285             82
Long-term debt repayments                                                     (153)           (97)           (34)
Other                                                                            -           (195)          (124)
                                                                       ----------------------------------------------
Net cash provided by (used in) financing activities                          1,917             (7)        14,384
                                                                       ----------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                  (209)           161           (144)
                                                                       ----------------------------------------------
Net (decrease) increase in cash and cash equivalents                        (4,960)         4,940         15,100
Cash and cash equivalents at beginning of period                            23,465         18,525          3,425
                                                                       ----------------------------------------------
Cash and cash equivalents at end of period                                $ 18,505       $ 23,465       $ 18,525
                                                                       ==============================================



See accompanying notes.

                     Veeco Instruments Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1. Business Combinations and Basis of Presentation

On July 25, 1997, a wholly-owned subsidiary of Veeco Instruments Inc. ("Veeco" or the "Company") merged into Wyko Corporation ("Wyko") of Tucson, Arizona, a leading supplier of optical interferometric measurement systems for the data storage and semiconductor industries. Under the merger, Wyko shareholders received 2,863,810 shares of Veeco common stock and holders of options to acquire Wyko common stock received options to acquire an aggregate of 136,190 shares of Veeco common stock. The merger was accounted for as a pooling of interests transaction and, accordingly, historical financial data has been restated to include Wyko data. Merger expenses of approximately $2,250,000 pertaining to investment banking, legal fees and other one-time transaction costs were charged to operating expenses during the year ended December 31, 1997.

The following table displays the revenues and net income of the separate companies for the periods preceding the business combination and the post merger amounts through December 31, 1997:

                                          Year ended December 31
                                     1997          1996          1995
                                ----------------------------------------
   Revenues:
      Veeco (pre-merger)          $ 71,211      $ 96,832       $72,359
      Wyko                          18,285        18,210        13,466
      Veeco (post-merger)           75,912             -             -
                                ----------------------------------------
      Combined                    $165,408      $115,042       $85,825
                                ========================================

   Net income:
      Veeco (pre-merger)          $  2,723      $  8,038       $ 6,792
      Wyko                           3,472         2,797         2,445
      Veeco (post-merger)            6,088             -             -
                                ----------------------------------------
      Combined                    $ 12,283      $ 10,835       $ 9,237
                                ========================================

On April 10, 1997, Veeco acquired from Materials Research Corporation, certain assets of the PVD ("Physical Vapor Deposition") data storage business for cash of $4,375,000 plus the assumption of certain liabilities. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values as determined by an independent appraisal, including $4,200,000 allocated to in-process engineering and development projects. The associated projects had not reached technological feasibility and had no alternative future uses and thus the amounts allocated to such projects have been expensed as of the date of acquisition.

                     Veeco Instruments Inc. and Subsidiaries

2. Significant Accounting Policies

Organization

Veeco designs, manufactures, markets and services a broad line of precision process equipment and process metrology systems used to manufacture and test microelectronic products for the data storage and semiconductor industries. The company sells its products worldwide to many of the leading semiconductor and data storage manufacturers. In addition, the Company sells its products to companies in the flat panel display and high frequency device industries, as well as to other industries, research and development centers and universities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

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

Cash Flows

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Interest paid during 1997, 1996 and 1995 was approximately $445,000, $301,000 and, $393,000, respectively. Income taxes paid in 1997, 1996 and 1995 was approximately $5,186,000, $6,403,000 and $956,000, respectively.

                     Veeco Instruments Inc. and Subsidiaries

2. Significant Accounting Policies (continued)

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

Intangible Assets

Excess of cost of investment over net assets of business acquired is being amortized on a straight-line basis over 40 years. Other intangible assets, included within other assets on the balance sheet, consisting principally of purchased technology, patents, software licenses and deferred finance costs of $3,300,000 and $892,000 at December 31, 1997 and 1996, respectively, are net of accumulated amortization of $1,025,000 and $577,000. Other intangible assets are amortized over periods ranging from 3 to 17 years.

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

                     Veeco Instruments Inc. and Subsidiaries

2. Significant Accounting Policies (continued)

Research and Development Costs

Research and development costs are charged to expense as incurred and include expenses for development of new technology and the transition of the technology into new products or services.

Advertising and Promotional Expense

The cost of advertising is expensed as of the first showing. The Company incurred $3,280,000, $2,264,000 and $1,433,000 in advertising costs during 1997,
1996 and 1995, respectively.

Stock Based Compensation

The Company continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's employee stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of securities. The carrying amount of the Company's debt at December 31, 1997 and 1996 approximates fair value.

                     Veeco Instruments Inc. and Subsidiaries

2. Significant Accounting Policies (continued)

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                              1997                1996               1995
                                       ----------------------------------------------------------
Weighted average shares
   outstanding                              8,808,000           8,667,000          8,166,000
Dilutive effect of stock options              516,000             239,000            318,000
                                       ----------------------------------------------------------
Diluted weighted average shares
   outstanding                              9,324,000           8,906,000          8,484,000
                                       ==========================================================

Recent Accounting Pronouncements

In June 1997, the FASB issued Statements No. 130 "Reporting Comprehensive Income," and No. 131 "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1998. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

Reclassifications

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

                     Veeco Instruments Inc. and Subsidiaries

3. Balance Sheet Information

                                                          December 31
                                                    1997               1996
                                              --------------------------------
Inventories:
   Raw materials                                $21,671,000     $11,159,000
   Work in process                                7,253,000       6,406,000
   Finished goods                                10,153,000       7,786,000
                                              --------------------------------
                                                $39,077,000     $25,351,000
                                              ================================

                                                           December 31                   Estimated
                                                    1997                1996           Useful Lives
                                              ----------------------------------------------------
Property, plant and equipment:
   Land                                         $ 3,166,000     $ 2,166,000
   Buildings and improvements                    10,310,000       7,777,000          10-31 years
   Machinery and equipment                       17,807,000      11,853,000            3-7 years
   Leasehold improvements                           516,000         150,000            3-7 years
                                              --------------------------------
                                                 31,799,000      21,946,000
   Less accumulated depreciation and
     amortization                                10,344,000       8,859,000
                                              --------------------------------
                                                $21,455,000     $13,087,000
                                              ================================

                                                           December 31
                                                    1997                1996
                                              --------------------------------
Accrued expenses:
   Litigation reserve                           $ 1,500,000     $ 1,500,000
   Payroll and related benefits                   4,096,000       2,632,000
   Taxes, other than income                       1,971,000       2,289,000
   Deferred service contract revenue                594,000         532,000
   Customer deposits and advanced billings        2,262,000       3,861,000
   Installation and warranty                      4,497,000         971,000
   Other                                          3,370,000       1,934,000
                                              --------------------------------
                                                $18,290,000     $13,719,000
                                              ================================

                     Veeco Instruments Inc. and Subsidiaries

4. Long-term Debt

The Company has a credit facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility provides the Company with up to $30 million of availability. The Credit Facility's interest rate is the prime rate of the lending banks, but is adjustable to a maximum rate of 3/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. The Credit Facility expires July 31, 1999, but under certain conditions is convertible into a term loan, which would amortize quarterly through July 31, 2002.

The Credit Facility is secured by substantially all of the Company's personal property as well as the stock of its domestic subsidiaries. The Credit Facility also contains certain restrictive covenants, which among other things, impose limitations with respect to incurrence of certain additional indebtedness, incurrence of liens, payments of dividends, long-term leases, investments, mergers, consolidations and specified sales of assets. The Company is also required to satisfy certain financial tests.

As of December 31, 1997 and 1996, no borrowings were outstanding under the Company's Credit Facility.

Long-term debt consists of a mortgage note which was refinanced in October 1995. The note, which bears interest at a rate of 8.5%, matures on October 14, 2002 and is collateralized by a parcel of land and a building. Long-term debt matures as follows:

     1998                                       $  115,000
     1999                                          125,000
     2000                                          136,000
     2001                                          149,000
     2002                                        2,038,000
                                               --------------
                                                 2,563,000
     Less current portion                          115,000
                                               --------------
                                                $2,448,000
                                               ==============

                     Veeco Instruments Inc. and Subsidiaries

5. Stock Compensation Plans

Pro forma information regarding net income and earnings per share is determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method estimated at the date of grant using a Black-Scholes option pricing model. The Company's pro forma information follows:

                                                             December 31
                                               1997              1996           1995
                                            ---------------------------------------------
Pro forma net income                         $11,040,000     $10,337,000     $8,889,000
Pro forma diluted earnings per share         $      1.20     $      1.17     $     1.06

Fixed Option Plans

The Company has two fixed option plans. The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "Stock Option Plan") provides for the grant to officers and key employees of up to 1,426,787 options (224,546 options available for future grants as of December 31, 1997) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the Stock Option Plan become exercisable over a three-year period following the grant date and expire after ten years. The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, as amended, (the "Directors' Option Plan"), provides for the automatic grant of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. The Directors' Option Plan provides for the grant of up to 115,000 options (64,003 options available for future grants as of December 31, 1997) to purchase shares of Common Stock of the Company. Such options granted are exercisable immediately and expire after ten years. In connection with the merger with Wyko, holders of the then outstanding Wyko stock options received options to purchase an aggregate of 136,190 shares of Veeco common stock.

The fair values of these options at the date of grant was estimated with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rate of 6.3%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 50% and a weighted-average expected life of the option of four years.

                     Veeco Instruments Inc. and Subsidiaries

5. Stock Compensation Plans (continued)

A summary of the Company's stock option plans as of December 31, 1995, 1996 and 1997, and changes during the years ended on those dates is presented below:

                                            1995                        1996                     1997
                                  ------------------------------------------------------------------------------
                                                                                                      Weighted-
                                                 Option                 Weighted-Average               Average
                                   Shares         Price        Shares      Exercise       Shares      Exercise
                                    (000)       Per Share       (000)        Price        (000)        Price
                                  ------------------------------------------------------------------------------
Outstanding at beginning of year      340   $.69 to $11.00       606        $ 8.85         658         $  9.44
Granted                               314    9.50 to 22.75       175         13.68         681           32.22
Exercised                             (38)     .69 to 4.50       (32)         2.68        (165)           9.76
Forfeited                             (10)    .69 to 13.38       (91)        13.67         (20)          21.60
                                  ------------------------------------------------------------------------------
Outstanding at end of year            606   $.69 to $22.75       658        $ 9.44       1,154         $ 22.64
                                  ==============================================================================

Options exercisable at year-end       204   $.69 to $13.38       324        $ 5.72         330         $  9.25
Weighted-average fair value of
   options granted during the
   year                                          $6.62                      $ 6.24                     $ 14.83

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                         Options Outstanding                        Options Exercisable
                         --------------------------------------------------------------------------------------
                             Number                                               Number
                         Outstanding at                                       Outstanding at
                          December 31,   Weighted-Average                      December 31,
      Range of                1997          Remaining      Weighted-Average        1997      Weighted-Average
   Exercise Price            (000's)     Contractual Life   Exercise Price        (000's)     Exercise Price
---------------------------------------------------------------------------------------------------------------
             $ 0.69              2             4.8            $  0.69                2          $  0.69
               1.27             95              .5               1.27               95             1.27
      2.18 -   3.00             70             8.0               2.54               70             2.54
               4.50             19             6.6               4.50               19             4.50
      9.50 -  13.38            197             7.6              12.67               91            12.81
     14.50 -  21.50            116             8.2              15.13               32            16.66
     24.88 -  31.00            426             9.4              27.26                -              -
     37.63 -  50.25            192             9.7              40.32               21            45.75
     57.25 -  57.25             37             9.8              57.25                -              -
                        --------------------------------------------------------------------------------------
      0.69 -  57.25          1,154             8.9             $22.64              330          $  9.25
                        ======================================================================================

                     Veeco Instruments Inc. and Subsidiaries

5. Stock Compensation Plans (continued)

Employee Stock Purchase Plan

Under the Veeco Instruments Inc. Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 250,000 shares of Common Stock to its full-time domestic employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 6% of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Plan, the Company issued 12,996 shares, 14,278 shares and 16,476 shares to employees in 1997, 1996 and 1995, respectively. The fair value of the employees' purchase rights were estimated using the following assumptions for 1997, 1996 and 1995, respectively: no dividend yield for all years; an expected life of one year, one year and six months; expected volatility of 70%, 70% and 64%; and risk-free interest rates of 5.3%, 5.2% and 5.7%. The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995 was $6.58, $5.20 and $5.40, respectively.

As of December 31, 1997, the Company has reserved 1,442,260 and 206,250 shares of common stock for issuance upon exercise of stock options and issuance of shares pursuant to the Plan, respectively.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:
                                                        December 31
                                                    1997          1996
                                             --------------------------------
Deferred tax liabilities:
   Tax over book depreciation                  $  702,000    $  257,000
Deferred tax assets:
   Inventory valuation                          2,247,000     1,704,000
   Foreign net operating loss carryforwards     1,084,000       795,000
   Warranty and installation                    1,878,000       379,000
   Other                                          387,000       365,000
                                             ------------------------------
Total deferred tax assets                       5,596,000     3,243,000
Valuation allowance                              (994,000)     (795,000)
                                             ------------------------------
Net deferred tax assets                         4,602,000     2,448,000
                                             ------------------------------
Net deferred taxes                             $3,900,000    $2,191,000
                                             ==============================

                     Veeco Instruments Inc. and Subsidiaries

6. Income Taxes (continued)

For financial reporting purposes, income (loss) before income taxes consists of:

                                      Year ended December 31
                      ----------------------------------------------------------
                              1997                 1996               1995
                      ----------------------------------------------------------

 Domestic                 $19,726,000          $17,770,000       $11,282,000
 Foreign                      (17,000)            (297,000)          261,000
                      ----------------------------------------------------------
                          $19,709,000          $17,473,000       $11,543,000
                      ==========================================================

Significant components of the provision (benefit) for income taxes are presented below:


                                                              Year ended December 31
                                                   ------------------------------------------
                                                       1997           1996         1995
                                                   ------------------------------------------
  Current:
     Federal                                        $ 7,371,000    $6,442,000    $3,310,000
     Foreign                                            306,000       129,000       379,000
     State                                            1,458,000     1,239,000       280,000
     Utilization of research tax credits                      -      (277,000)     (909,000)
     Utilization of net operating losses                      -             -      (708,000)
                                                   ------------------------------------------
                                                      9,135,000     7,533,000     2,352,000
  Deferred:
     Federal                                         (1,517,000)     (795,000)      171,000
     Foreign                                                  -             -       (90,000)
     State                                             (192,000)     (100,000)     (127,000)
                                                   ------------------------------------------
                                                     (1,709,000)     (895,000)      (46,000)
                                                   ------------------------------------------
                                                    $ 7,426,000    $6,638,000    $2,306,000
                                                   ==========================================

                     Veeco Instruments Inc. and Subsidiaries

6. Income Taxes (continued)

The following is a reconciliation of the income tax expense computed using the federal statutory rate to the Company's actual income tax expense:


                                                             Year ended December 31
                                                 --------------------------------------------
                                                      1997           1996           1995
                                                 --------------------------------------------
  Tax at U.S. statutory rates                      $6,898,000     $6,069,000    $ 3,924,000
  State income taxes (net of federal
     benefit)                                         741,000        553,000         87,000
  Goodwill amortization                                46,000         46,000         44,000
  Nondeductible merger expenses                       700,000              -              -
  Other nondeductible expenses                        116,000         52,000         56,000
  Recognition of previously unrecognized
     deferred tax assets, net                               -              -       (314,000)
  Operating losses not currently realizable           335,000        225,000        212,000
  Operating losses currently realizable               (13,000)             -     (1,582,000)
  Research and development tax credit                (619,000)      (184,000)      (113,000)
  Benefit of foreign sales corporation               (479,000)      (173,000)      (144,000)
  Other                                              (299,000)        50,000        136,000
                                                 --------------------------------------------
                                                   $7,426,000     $6,638,000    $ 2,306,000
                                                 ============================================

Several of the Company's foreign subsidiaries have net operating loss carryforwards for foreign tax purposes of approximately $2,700,000 at December 31, 1997, a portion of which expires in years 1998 through 2002 and a portion for which the carryforward period is unlimited.

                     Veeco Instruments Inc. and Subsidiaries

7. Commitments and Contingencies and Other Matters

Veeco is party to agreements with IBM, as amended (the "IBM Agreements"), with respect to the IBM-manufactured Atomic Force Microscopes ("SXM Products"), pursuant to which, Veeco has been appointed exclusive worldwide sales and marketing representative to market, service and sell the SXM Products to customers in the microelectronic and data storage industries. Pursuant to the IBM Agreements, Veeco has agreed to purchase a minimum number of SXM Products. At December 31, 1997, Veeco's purchase commitment under these agreements which extend through February 2001 was approximately $8,000,000.

Minimum lease commitments as of December 31, 1997 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows:

        1998                                  $1,300,000
        1999                                   1,132,000
        2000                                     901,000
        2001                                     853,000
        2002                                     856,000
        Thereafter                               617,000
                                             -------------
                                              $5,659,000
                                             =============

Rent charged to operations amounted to $1,334,000, $921,000 and $816,000 in 1997, 1996 and 1995, respectively. In addition, the Company is obligated under the leases for certain other expenses, including real estate taxes and insurance.

In compliance with a Cleanup and Abatement Order ("CAO") issued by the California Regional Water Quality Control Board, Central Coast Region, the Company completed soil remediation of a site which was leased by a predecessor of the Company in September 1995. The cost of the soil remediation was approximately $35,000. The Company is currently performing post-soil remediation groundwater monitoring at the site. Reports prepared by consultants indicate certain contaminants in samples of groundwater from underneath the site. The Company cannot predict the extent of groundwater contamination at the site and cannot determine at this time whether any or all of the groundwater contamination may be attributable to activities of neighboring parties. The Company cannot predict whether any groundwater remediation will be necessary or the costs, if any, of such remediation.

                     Veeco Instruments Inc. and Subsidiaries

7. Commitments and Contingencies and Other Matters (continued)

The Company may, under certain circumstances, be obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at its Plainview, New York facility. The Company has been indemnified for any liabilities it may incur in excess of $250,000 with respect to any such remediation. No comprehensive plan has been required to date. Despite such indemnification, the Company does not believe that any material loss or expense is probable in connection with any remediation plan that may be proposed.

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

The Company is a defendant in a patent infringement lawsuit filed in June 1988 in the United States District Court for the District of Arizona. The suit alleged that certain Company products infringed the plaintiff's patents, and sought monetary damages and an injunction. The case was decided adversely to the Company in June 1994. The Company appealed the decision which was partially reversed by a decision of the Court of Appeals, with an opinion determining that only certain Company products made in 1988 and 1989 infringed a patent. The case has been remanded to the District Court for a redetermination of damages. The Company has been ordered to establish and fund an escrow account in the amount of $1,500,000 until a final decision is reached. Such amount is included in other assets. The Company believes this escrow amount exceeds the amount sought in final recovery by the plaintiff. The Company has established a corresponding litigation reserve of $1,500,000. Management does not believe the ultimate resolution of this matter will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                     Veeco Instruments Inc. and Subsidiaries

7. Commitments and Contingencies and Other Matters (continued)

The Company's business depends in large part upon the capital expenditures of data storage, semiconductor and flat panel display manufacturers which accounted for the following percentages of the Company's net sales:

                                           December 31
                            1997              1996               1995
                       ---------------------------------------------------

Data storage                 65.1%             56.0%             41.6%
Semiconductor                18.9              26.0              32.4
Flat panel display            2.2               3.2               5.1

The Company cannot predict whether the growth experienced in the microelectronics industry in the recent past will continue.

Sales to one customer accounted for approximately 18%, 14% and 20% and sales to another customer accounted for approximately 14%, 15% and 8% of the Company's net sales during the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, accounts receivable due from two customers represented 20% and 21% of aggregate accounts receivable, respectively.

The Company manufactures and sells its products to companies in different geographic locations. The Company performs periodic credit evaluations of its customers' financial condition, generally does not require collateral, and where appropriate, requires that letters of credit be provided on foreign sales. Receivables generally are due within 30-60 days. The Company's net accounts receivable are concentrated in the following geographic locations:

                                         December 31
                                   1997                1996
                            ---------------------------------------

United States                   $   17,189          $   12,970
Europe                               5,867               3,769
Far East                             9,778               7,128
Other                                  431                 247
                            ---------------------------------------
                                $   33,265          $   24,114
                            =======================================

                     Veeco Instruments Inc. and Subsidiaries

8. Foreign Operations and Geographic Area Information

Information as to the Company's foreign operations and geographic area information (assets not specifically identified to Europe and the Far East are included in the United States amounts) is summarized below:

                                Net Sales
                         Unaffiliated Customers           Operating Income (Loss)              Total Assets
                     ------------------------------  ------------------------------   ------------------------------
                        1997        1996       1995      1997       1996      1995      1997       1996      1995
                     ------------------------------------------------------------------------------------------------
                                                              (In thousands)
  United States       $160,968    $110,273   $80,292   $19,209    $17,106   $11,265  $117,816    $89,059    $70,281
  Europe (1)            12,436      11,214    11,863       584        (69)      651     8,786      6,953      8,790
  Japan                  1,262         915       913      (609)      (231)     (394)    1,137        785        539
  Eliminations          (9,258)     (7,360)   (7,243)        -       (131)     (131)        -          -          -
                    ------------------------------------------------------------------------------------------------
                      $165,408    $115,042   $85,825   $19,184    $16,675   $11,391  $127,739    $96,797    $79,610
                    ================================================================================================

(1) Principally reflects the Company's operations and assets in France, United Kingdom and Germany.

Export sales from the Company's United States operations are as follows:

                                  1997          1996         1995
                            -----------------------------------------
                                          (In thousands)

Asia Pacific                   $30,033        $24,146      $16,140
Japan                           16,353         17,433       10,615
Europe                           4,088          1,814        1,704
Other                            1,298            748          822
                            -----------------------------------------
                               $51,772        $44,141      $29,281
                            =========================================

The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $(34,000), $(153,000) and $100,000 in 1997, 1996, and 1995, respectively.

                     Veeco Instruments Inc. and Subsidiaries

9. Defined Contribution Benefit Plans

The Company maintains two defined contribution plans under Section 401(k) of the Internal Revenue Code. Principally of all of the Company's domestic full-time employees are eligible to participate in one or the other plan. Under the plans, employees may contribute up to a maximum of 18% or 20% of their annual wages. Employees are immediately vested in their contributions. The plans provide for matching contributions by the Company, which vest over a five-year period. Company contributions to the plans were $296,000, $205,000 and $108,000 in 1997, 1996 and 1995, respectively.

                     Veeco Instruments Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


---------------------------------------------------------------------------------------------------------------------------
                          COL. A                                    COL. B                        COL. C
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 Additions
                                                                                -------------------------------------------
                                                                                                              Charged to
                                                              Balance at Beginning       Charged to             Other
                       Description                                 of Period         Costs and Expenses        Accounts
---------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts:
   Year ended December 31, 1997
     Allowance for doubtful accounts                              $  553,000             $248,000           $     -
     Valuation allowance on net deferred tax assets                  795,000              199,000                 -
                                                             --------------------------------------------------------------
                                                                  $1,348,000             $447,000           $     -
                                                             ==============================================================
Deducted from asset accounts:
   Year ended December 31, 1996
     Allowance for doubtful accounts                              $  592,000             $ 50,000           $     -
     Valuation allowance on net deferred tax assets                1,913,000                    -                 -
                                                             --------------------------------------------------------------
                                                                  $2,505,000             $ 50,000           $     -
                                                             ==============================================================
Deducted from asset accounts: Year ended December 31, 1995:
     Allowance for doubtful accounts                              $  458,000             $147,000           $     -
     Valuation allowance on net deferred tax assets                2,858,000                    -     -
                                                             --------------------------------------------------------------
                                                                  $3,316,000             $147,000           $     -
                                                             ==============================================================



                                                             ---------------------------------------
                                                                  COL. D                   COL. E
                                                             ---------------------------------------
                                                                                         Balance at
                                                                                           End of
                       Description                              Deductions                 Period
----------------------------------------------------------------------------------------------------
Deducted from asset accounts:
   Year ended December 31, 1997
     Allowance for doubtful accounts                            $   46,000              $  755,000
     Valuation allowance on net deferred tax assets                      -                 994,000
                                                              --------------------------------------
                                                                $   46,000              $1,749,000
                                                              ======================================
Deducted from asset accounts:
   Year ended December 31, 1996
     Allowance for doubtful accounts                            $   89,000              $  553,000
     Valuation allowance on net deferred tax assets              1,118,000                 795,000
                                                               -------------------------------------
                                                                $1,207,000              $1,348,000
                                                               =====================================
Deducted from asset accounts: Year ended December 31, 1995:
     Allowance for doubtful accounts                            $   13,000              $  592,000
     Valuation allowance on net deferred tax assets                945,000               1,913,000
                                                               -------------------------------------
                                                                $  958,000              $2,505,000
                                                               =====================================

                                INDEX TO EXHIBITS


Exhibit
Number                              Exhibit
--------                            -------

  2.1 Agreement and Plan of Merger among Veeco Instruments Inc., Digital Instruments, Inc. and its Securityholders dated February 28, 1998. (10)

  2.2 Agreement and Plan of Merger among Veeco Instruments Inc., Veeco Acquisition Corp. and Wyko Corporation and its Securityholders dated April 28, 1997. (7)

  3.1 Form of Amended and Restated Certificate of Incorporation of the Company. (8)

  3.2   Form of Amended and Restated By-Laws of the Company. (1)

  4.1   Form of Certificate for Common Stock. (1)

 10.1 Lease dated July 29, 1991, between Sloan Technology Corporation, a California corporation, and Sloan Technology Corporation, a Delaware corporation. (1)

 10.2 OEM Agreement for Acquisition of IBM Products, dated July 20, 1993 by and between IBM and the Company. (2)

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

10.19 Letter Agreement dated January 16, 1995 between the Company and John Kiernan. (3)

10.20 Amended and Restated Veeco Instruments Inc. Employees' Stock Option Plan. (4)

10.21   Veeco Instruments Inc. Employees Stock Purchase Plan. (4)

10.22 OEM Agreement for acquisition of IBM products, dated October 12, 1995, between International Business Machines Corporation and Veeco Instruments Inc. (5)

10.24 Lease dated July 1, 1993 and lease renewal dated February 26, 1996 between Lambda (Santa Barbara) Inc., a California Corporation, and Veeco Instruments Inc., a Delaware Corporation. (6)

10.25 Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

10.26 Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

10.27 Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

10.28 Guarantor's Security Agreement dated July 31, 1996 among Sloan Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.
        (6)

10.29 The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (6)

10.31 Attachment 2 to the OEM Agreement for Acquisition of IBM Products between International Business Machines Corporation and Veeco Instruments Inc. dated as of May 13, 1997 (confidential treatment has been granted for certain portions; confidential portions have been filed separately with the Securities and Exchange Commission). (9)

10.32 Lease Extension dated as of November 1, 1997 by and between J. Anthony Wilson and Veeco Instruments Inc.*

10.33 Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Donald Kania. *

 21.1   Subsidiaries of the Registrant. *

 23.1   Consent of Ernst & Young LLP. *

 27.1 Financial Data Schedule of Veeco Instruments Inc. for the year ended December 31, 1997.*

 27.2 Financial Data Schedule of Veeco Instruments Inc. for the year ended December 31, 1996 (Restated).*

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

  (7) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

  (8) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

  (9) Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 2, 1997.

 (10) Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 9, 1998.