Form 10-K/A
period 1997-12-31
VEECO INSTRUMENTS INC
filed 1998-04-30
CIK 103145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

     At March 2, 1998, the Registrant had outstanding 8,963,160 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

The Registrant, Veeco Instruments Inc. ("Veeco" or the "Company"), hereby amends its Annual Report on Form 10-K (the "10-K") for the year ended December 31, 1997, filed with the Securities and Exchange Commission (the "Commission") on March 31, 1998, to include certain information which had been incorporated by reference to the Company's definitive proxy statement, which will not be filed with the Commission within 120 days after the end of the Company's fiscal year.

                             VEECO INSTRUMENTS INC.
                         1997 FORM 10-K/A ANNUAL REPORT
                                TABLE OF CONTENTS

                                    PART III


                                                                                      Page
                                                                                      ----
         Item 10. Directors and Executive Officers of the
                    Registrant......................................................   3

         Item 11. Executive Compensation............................................   6

         Item 12. Security Ownership of Certain Beneficial
                    Owners and Management...........................................  11

         Item 13. Certain Relationships and Related
                    Transactions....................................................  12


                                    Part III

Items 10, 11, 12 and 13 are hereby amended in their entirety as follows:

Item 10.          Directors and Executive Officers of the Registrant

The Directors and executive officers of the Company, as of March 31, 1998, are as follows:


                 Name                    Age                           Position
                 ----                    ---                           --------
Edward H. Braun........................   58   Director, Chairman, Chief Executive Officer and
                                               President(3)
Richard A. D'Amore.....................   44   Director(1)(2)(3)
Joel A. Elftmann.......................   58   Director(1)(2)
Dr. Paul R. Low........................   65   Director(1)(2)(3)
Walter J. Scherr.......................   73   Director
James C. Wyant.........................   54   Director
Thomas A. Cully........................   52   Assistant Treasurer
Don R. Kania Ph.D......................   43   Chief Technology Officer
John P. Kiernan........................   36   Corporate Controller
Emmanuel N. Lakios.....................   36   Executive Vice President-Worldwide
                                               Field Operations
Robert P. Oates........................   44   Vice President and General Manager- Industrial
                                               Measurement Products
David S. Perloff Ph.D..................   56   President - Process Metrology Group
John F. Rein, Jr.......................   51   Vice President-Finance, Chief Financial Officer,
                                               Treasurer and Secretary
Francis Steenbeke......................   52   Vice President-International Sales and Marketing


------------

(1)      Member of the Audit Committee

(2)      Member of the Compensation Committee

(3)      Member of the Nominating Committee

     Edward H. Braun has been a Director, Chairman, Chief Executive Officer and President of the Company since January 1990. Prior to 1990, Mr. Braun was employed as the Executive Vice President and Chief Operating Officer of Veeco Instruments Inc. (now Lambda Electronics, Inc.), the company from which the Company acquired its business operations (the "Predecessor"). Mr. Braun joined the Predecessor in 1966 as a Regional Sales Manager/Sales Engineer and held numerous positions with the Predecessor, including Director of Marketing, Director of Operations, and General Manager. Mr. Braun is a member of the board of Semiconductor Equipment and Materials International, of which he was Chairman of the Board in 1993.

     Richard A. D'Amore has been a Director of the Company since January 1990. Mr. D'Amore has been a General Partner of Hambro International Venture Fund II, L.P. since 1982 and a General Partner of North Bridge Venture Partners since 1992. In addition to the Company, Mr. D'Amore is a director of Solectron Corporation and Xionics Document Technologies.

     Joel A. Elftmann has been a Director of the Company since May 1994.
Mr. Elftmann has been the Chairman of the Board and President of FSI International ("FSI"), a manufacturer of semiconductor processing products, since 1983. From August 1983 through August 1989, and from May 1991 through the present, he also served as Chief Executive Officer of FSI.

     Dr. Paul R. Low has been a Director of the Company since May 1994. Dr. Low has been the President and Chief Executive Officer of PRL Associates, a technology consulting firm, since founding the firm in 1992. Previously, Dr. Low was Vice President-General Manager, Technology Products for International Business Machines, Inc. ("IBM") from 1989 through 1992 and a member of IBM's Management Board from 1990 to 1992. Dr. Low is a director of Applied Materials Corporation, Integrated Packaging Assembly Corp., Solectron Corporation, VLSI Technology and Xionics Document Technologies.

     Walter J. Scherr has been a Director of the Company since January 1990. Since December 1995 Mr. Scherr has been employed by the Company as a consultant. From December 1993 through December 1995 he was Executive Vice President of the Company. From January 1990 through December 1993, he was the Chief Financial Officer of the Company. Mr. Scherr joined the Predecessor in 1986 as the General Manager of the Predecessor's UPA Technology division of the Predecessor's Instrument Group. Prior to joining the Predecessor, Mr. Scherr was the principal and founder of Visual Sciences, Inc./Panafax (the first publicly traded facsimile company); prior to that, he held a variety of other financial and operating management positions with Litton Industries and Sperry Gyroscope Co.

     James C. Wyant has been a director of the Company since July 1997. From 1984 to July 1997, Dr. Wyant was Chairman of the Board and President of Wyko Corporation. Dr. Wyant has been a Professor of Optical Sciences at the University of Arizona since 1974. Prior to joining the faculty at the University of Arizona, Dr. Wyant spent six years at the Itek Corporation, first as an optical engineer and later, as manager of advanced optical techniques.

     Thomas A. Cully has been Assistant Treasurer of the Company since November, 1997 and was appointed an executive officer in January 1998. Prior to November, 1997, Mr. Cully was employed in various other financial management positions within the Company. Mr. Cully was employed by the Predecessor from 1979 to 1991, where he held the position of Manager of Internal Audit; prior to that, he held various audit positions with Ernst & Young LLP from 1972 to 1979.

     Dr. Don R. Kania Ph.D. has been Chief Technology Officer of the Company since January 1998. Starting in 1993, Dr. Kania was a senior manager at Lawrence Livermore Laboratory. There he directed the Advanced Microtechnology Program in the development of advanced sensors for data storage, extreme ultraviolet lithography for semiconductor manufacturing and several other leading-edge technologies. From 1991 to 1993, Dr. Kania was Research Director at Crystallume, a thin film diamond company. Dr. Kania's other experience includes nine years of research experience at the Department of Energy's Los Alamos and Livermore Laboratories.

     John P. Kiernan has been Corporate Controller of the Company since February 1995. Prior to joining the Company, Mr. Kiernan was an Audit Senior Manager at Ernst & Young LLP from October 1991 through January 1995 and held various audit staff positions with Ernst & Young LLP from June 1984 through September 1991.

     Emmanuel N. Lakios has been Executive Vice President of Worldwide Field Operations since October, 1997. From June 1991 to October 1997 Mr. Lakios had been Vice President and General Manager of Process Equipment. Prior to 1991,
Mr. Lakios was employed in various other positions within the Company.
Mr. Lakios joined the Predecessor in June 1984 as an engineer and held positions of Program Manager, Product Marketing Manager and Director of Engineering.

     Robert P. Oates has been Vice President and General Manager-Industrial Measurement Products since March 1995. From September 1994 until March 1995, Mr. Oates had been Vice President and General Manager-XRF Thickness Measurement Systems of the Company, and he was Vice President and Treasurer of the Company from January 1993 through September 1994. From January 1990 through
December 1992, he was

Assistant Treasurer of the Company. Mr. Oates was employed by the Predecessor from 1976 to 1990, where he held a variety of financial positions.

     David S. Perloff Ph.D. has been President of Veeco Process Metrology since October 1997. Dr. Perloff was the founder of Prometrix Corporation in 1983, and served as its President until its acquisition by Tencor Instruments in 1993. At Tencor, he held the position of Vice President and General Manager of the Film Measurement Division until April 1996. Earlier, Dr. Perloff held various management positions at Corning Glass Works Signetics and N.V. Philips in the period 1969-1983.

     John F. Rein, Jr. has been Vice President-Finance and Chief Financial Officer of the Company since December 1993, and became Treasurer and Secretary of the Company in October 1994. Prior to joining the Company, Mr. Rein served for eight years as Vice President-Controller for Axsys Technologies, Inc. (formerly known as Vernitron Corporation). From 1979 to 1986, Mr. Rein was Treasurer of Industrial General Corporation; prior to that, he was on the audit staff of Ernst & Young LLP.

     Francis Steenbeke has been Vice President-International Sales and Marketing of the Company since January 1990. Mr. Steenbeke joined the Predecessor in 1968 as a sales engineer and held a variety of general management and sales positions with the Predecessor until January 1990.

Item 11.          Executive Compensation

Executive Compensation

     The following table sets forth a summary of annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer of Veeco and each of the four most highly compensated executive officers (as defined in Rule 3b-7 promulgated under the Securities Exchange Act) of Veeco (other than the Chief Executive Officer) whose total annual salary and bonus for the year ended December 31, 1997 was in excess of $100,000 (collectively, the "Named Officers"):




                                                         Annual Compensation
                                                         -------------------

                                                                                                    Long Term
                                                                                                  Compensation
                                                                                                     Awards
                                                                                 Other Annual       Securities
                                                                                  Compensa-         Underlying      All Other
                                     Year         Salary(1)       Bonus(2)         tion(3)          Options(#)   Compensation
                                     ----         ---------       --------         -------          ----------    ------------

Edward H.  Braun...................  1997         $315,131        $185,000          $10,200            60,000     $2,352(4)(5)
Chairman, Chief Executive            1996          288,950          55,000           10,200            12,000      1,800(4)
    Officer and President            1995          274,918         108,000           10,200            25,000      1,800(4)

Emmanuel N.  Lakios................  1997          185,539         120,000            8,400            32,000      1,605(4)(5)(6)
Executive Vice President of          1996          143,720         242,033            8,400            12,000      2,094(4)(5)(6)
     Field Operations                1995          125,650         165,500            8,400            35,000      6,981(4)(5)(6)

John F.  Rein, Jr..................  1997          175,480          80,000            8,400            42,000      2,847(4)(5)(6)
Vice President- Finance, Chief       1996          151,186          30,000            8,400            10,000      2,259(4)(5)(6)
    Financial Officer, Treasurer     1995          140,150          60,000            8,400            20,000      1,926(4)(5)(6)
    and Secretary

Francis Steenbeke (7)..............  1997          147,570          40,000           44,400(8)         10,000      -
Vice President- International        1996          142,910          40,000           44,400(8)          8,000      -
    Sales and Marketing              1995          148,828          60,000           36,663(8)         15,000      -

Robert P. Oates....................  1997          133,240           5,000            8,400            10,000      1,867(4)(5)(6)
Vice President and General           1996          123,700           7,575            8,400             5,000      1,853(4)(5)(6)
    Manager - Industrial             1995          119,769          10,000            8,400            15,000      1,838(4)(5)(6)
    Measurement Products

Dr.  Timothy J. Stultz.............  1997          178,729               -           38,400            20,000      2,490(4)(5)(6)
Vice President and General           1996          165,769          25,000           70,090(9)         10,000      2,365(4)(5)(6)
    Manager- Process Metrology-      1995          147,663          60,000           24,214(9)         15,000      1,679(4)(5)(6)
    Santa Barbara


--------------
(1) Amounts shown include the dollar value of base salary (cash and non-cash) earned and received by the Named Officers.

(2)      Bonuses listed for 1997 include bonuses for the year ended
         December 31, 1997, all or part of which were paid in March 1998. Bonuses listed for 1996 include bonuses for the year ended
         December 31, 1996, all or part of which were paid in February 1997. Bonuses listed for 1995 include bonuses for the year ended
         December 31, 1995, all or part of which were paid in February 1996.

(3) Unless otherwise described in other notes to this table, reflects reimbursement for automobile-related expenses. Does not include any discount a Named Officer received on the purchase of the common stock, $.01 par value per share, of Veeco (the "Veeco Common Stock") under the Veeco Instruments Inc. Employee Stock Purchase Plan since full-time employees generally are eligible to participate in such plan.

(4) Reflects payments by Veeco of premiums for group term life insurance.

(5)      Reflects contributions by Veeco to Veeco's 401(k) Plan.

(6) Reflects payments by Veeco of premiums for supplemental long-term disability insurance.

(7) Certain components of Mr. Steenbeke's compensation have been paid in French Francs. In 1997, Mr. Steenbeke was paid 859,740 French Francs in salary. In 1996,
         Mr. Steenbeke was paid 813,156 French Francs in salary and 227,600 French Francs in bonus. In 1995, Mr. Steenbeke was paid 742,560 French Francs in salary, 302,200 French Francs in bonus and 90,525 French Francs as a portion of his other annual compensation.

(8) For 1997 and 1996, includes an $8,400 car allowance and a $36,000 housing allowance paid to Mr. Steenbeke. For 1995, includes a $15,000 housing allowance and a $21,663 automobile allowance (the equivalent of $18,163 of which was paid in French Francs) paid to Mr. Steenbeke. The
         1996 allowances and 1995 allowances (other than the $18,163 (or 90,525 French Francs) automobile allowance) were provided because Mr. Steenbeke was required to perform services for Veeco in the United States for the entire year in 1997 and 1996 and for five months during 1995.

(9) In addition to a reimbursement of $8,400 in each of 1995, 1996 and 1997 for automobile-related expenses, Dr. Stultz was paid, in connection with his relocation to Santa Barbara, California, a housing allowance of $15,814 in 1995, $61,690 in 1996 and $30,000 in 1997. See also "Item
         13. Certain Relationships and Related Transactions".

     The following table sets forth certain information concerning individual grants of stock options made during 1997 to the Named Officers. Also reported are potential realizable values of each such stock option at assumed annual rates of stock price appreciation for the term of the option representing the product of (a) the difference between: (i) the product of the closing price per share of Veeco Common Stock as reported by NASDAQ on the date of the grant ($25.625 on January 17, 1997 and $29.25 on April 25, 1997, respectively) and the sum of one plus the adjusted stock price appreciation rate (5% and 10%) compounded annually over the term of the option (10 years) and (ii) the exercise price of the option ($24.875 for grants on January 17, 1997 and $31.00 for grants on April 25, 1997); and (b) the number of shares of Veeco Common Stock underlying the option grant at December 31, 1997.

                      Option/SAR Grants in Last Fiscal Year

                                                                                                          Potential Realizable
                                                                                                            Value at Assumed
                                                                                                            Annual Rates of
                                                                                                              Stock Price
                                                                                                             Appreciation for
                                                             Individual Grants                                Option Term($)
                                                             -----------------                                --------------
                                         Number of        % of Total
                                        Securities       Options/SARs
                                        Underlying        Granted to       Exercise or
                                        Options/SARs     Employees in     Base Price Per   Expiration
Name                                     Granted(1)       Fiscal Year      Share($)(2)       Date(3)         5%             10%
----                                     ----------       -----------      -----------       -------        ---             ---
Edward H. Braun................            20,000            3.03%        $24.875          01/17/07      $337,300      $   831,700
Edward H. Braun................            40,000            6.06%        $31.00           04/25/07      $665,600      $ 1,794,400
Emmanuel N. Lakios.............            12,000            1.82%        $24.875          01/17/07      $202,380      $   499,020
Emmanuel N. Lakios.............            20,000            3.03%        $31.00           04/25/07      $332,800      $   897,200
John F. Rein, Jr...............            12,000            1.82%        $24.875          01/17/07      $202,380      $   499,020
John F. Rein, Jr...............            30,000            4.55%        $31.00           04/25/07      $499,200      $ 1,345,800
Francis Steenbeke..............            10,000            1.52%        $24.875          01/17/07      $168,650      $   415,850
Robert P. Oates................            10,000            1.52%        $24.875          01/17/07      $168,650      $   415,850
Dr. Timothy J. Stultz..........            10,000            1.52%        $24.875          01/17/07      $168,650      $   415,850
Dr. Timothy J. Stultz..........            10,000            1.52%        $31.000          04/25/07      $166,400      $   448,600


-----------

(1) On January 17, 1997 and April 25, 1997, respectively, pursuant to the Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "Employees' Plan") options to acquire an aggregate of 146,300 shares and 120,000 shares, respectively, of Veeco Common Stock were granted to certain employees of Veeco, including the Named Officers. The options granted to the Named Officers become exercisable as follows: (i) for one-third of the shares covered thereby, on the first anniversary of the grant date;
         (ii) for an additional one-third of the shares covered thereby, on the second anniversary of the grant date; and (iii) for the remaining shares covered thereby, on the third anniversary of the grant date.

(2) Represents the closing price per share of the Veeco Common Stock as reported by NASDAQ on the last date preceding the date of grant on which a sale was reported.

(3) Options may terminate at an earlier date upon the occurrence of certain events.

     The following table sets forth certain information concerning the number of shares of Veeco Common Stock acquired upon the exercise of options by the Named Officers during 1997 and the value realized upon such exercises determined by calculating the positive spread between the exercise price of the options exercised and the closing price of the Veeco Common Stock on the date of exercise. Also reported are the number of options to purchase Veeco Common Stock held by the Named Officers as of December 31, 1997 and values for "in-the-money" options that represent the positive spread between the exercise price of the outstanding options ($4.50 to $14.50) and the closing price ($22.00) of the Veeco Common Stock on December 31, 1997 as reported by NASDAQ.

               Aggregated Option Exercises in Last Fiscal Year
                      and Fiscal Year-End Option Values

                                                                                                      Value of Unexercised
                               Number of                          Number of Unexercised             In-the-Money Options at
                               Securities                        Options at Fiscal Year-End             Fiscal Year-End
                               Acquired on       Value           --------------------------             ---------------
Name                            Exercise        Realized      Exercisable        Unexercisable    Exercisable       Unexercisable
----                            ---------       --------      -----------         ------------    ------------      -------------
Edward H. Braun...........        -              -            20,666             76,334         $173,744          $131,881
Emmanuel N. Lakios........     31,222         $765,926          -                51,667                -          $180,003
John F. Rein, Jr..........        -              -            46,666             55,334         $709,995          $107,505
Francis Steenbeke.........     12,667         $311,300          -                20,333                -           $83,123
Robert P. Oates...........     22,120         $792,460        11,666             18,334         $ 98,703           $68,114
Dr. Timothy J. Stultz.....     15,000         $505,000        13,333             31,667         $111,248           $93,128


Director Compensation

     Directors, other than those who are employees of Veeco, receive a per meeting fee of $2,000 for attendance at Board of Directors and committee meetings. In addition, each of the current non-employee directors received 16,999 options, in the aggregate, to purchase Veeco Common Stock pursuant to the Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors (the "Directors Plan") and under such plan each non-employee director who meets the eligibility criteria for such plan will receive an annual grant of 7,000 options. Mr. Braun, the Chairman, Chief Executive Officer and President of Veeco, receives no compensation for his service as a director.

     Veeco is party to an agreement with Walter J. Scherr, a director of Veeco, pursuant to which he is employed as a consultant to Veeco with respect to acquisition and new business opportunities, as well as other matters. During 1997, Mr. Scherr received $78,967 pursuant to such consulting arrangement. On April 25, 1997, Mr. Scherr also received options to purchase 20,000 shares of Veeco Common Stock at an exercise price of $31.00 per share pursuant to the Employees' Plan. Mr. Scherr also received a discretionary additional payment of $35,000 in consideration for services with respect to mergers and acquisitions activities in 1997, which payment was made in March 1998.

Compensation Committee Interlocks and Insider Participation

     Veeco's Compensation Committee is comprised of Messrs. D'Amore, Elftmann and Low.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Philosophy

         The Compensation Committee of the Board of Directors is comprised of three outside, non-employee directors. The Committee reviews and approves all of Veeco's executive compensation programs. The Compensation program is based on the following principles:

          1) Executive officers' compensation should be tied to annual performance goals that maximize Veeco Stockholder value.

          2) Veeco emphasizes variable incentive compensation in order to ensure continuously improving corporate performance and to align the interests of executive officers with those of stockholders of Veeco ("Veeco Stockholders").

          3) Compensation must be competitive in order to attract, motivate and retain the management talent needed to achieve Veeco's business objectives.

     In determining competitive levels, the committee reviews information of comparative companies from both independent survey data and public company filings.

Components of Compensation

     Veeco's executive compensation program consists of three principal elements:

          1) Base Salary-Base salaries have been set within salary ranges based on compensation reports published by Radford Associates and Alexander and Alexander Consulting Group and a study performed by Ernst & Young LLP on comparable size and type manufacturing companies. Individual salary increases are based on the officer's contribution to Veeco and the relationship of current pay to the current value of the job.

          2) Annual Incentive Awards-Annual incentive awards are based on performance against objectives in the calendar year and are ordinarily payable in the first quarter of the succeeding year. Incentive awards for executive officers are a percentage of base salary. The percentage can range to up to 80% of base salary for the chief executive officer and up to 60% of base salary for the other executive officers for achievement of 110% of business plan objectives. In exceptional circumstances, when Veeco or a business unit exceeds 110% of planned objectives, the Compensation Committee may selectively make incentive awards at a higher level. Annual incentive awards are based on selected financial criteria tied to the annual business plan. In 1997, this plan was objectively based on operating income criteria and subjectively on the ability of executive management to strategically position Veeco for growth.

          3) Stock Option Grants-Stock option grants are awarded as a recognition of exceptional current performance and an expectation of continued high quality contribution to enhancing Veeco Stockholder value. The committee believes that stock options encourage officers to relate their long-term economic interests to those of other Veeco Stockholders. Stock options are granted at fair market value on the date of grant and vest over three years. The options have an exercise period of ten years from the date of grant.

Chief Executive Officer's Compensation

     The compensation of Veeco's Chief Executive Officer, Edward H. Braun, is determined by the Compensation Committee in accordance with the policies described above relating to all executive officers' compensation. In particular, the Compensation Committee established Mr. Braun's base salary after an evaluation of his personal performance and the committee's objective to have his base salary comparable with salaries being paid to similarly situated chief executive officers. Mr. Braun's bonus was based upon Veeco's operating income achieved compared with the 1997 business plan, as well as development of and progress in Veeco's long-term goals and strategies.

Policy on Deductibility of Compensation

     Section 162(m) of the Code limits to $1,000,000 per year Veeco's tax deduction for compensation paid to each of the Named Officers, unless certain requirements are met. The Compensation Committee believes it unlikely in the short term that such limitation will affect Veeco. The Compensation Committee's present intention is to structure executive compensation so that it will be fully deductible, while maintaining flexibility to take actions which it deems to be in the best interest of Veeco and the Veeco Stockholders but which may result in Veeco paying certain items of compensation that may not be fully deductible.

                    Submitted by the Compensation Committee:

                               Richard A. D'Amore
                                   Paul R. Low
                                Joel A. Elftmann

Item 12.   Security Ownership of Certain Beneficial Owners and Management


The following table sets forth certain information regarding the beneficial ownership of Veeco Common Stock as of April 15, 1998 (unless otherwise specified below) by (i) each person known by Veeco to own beneficially more than five percent of the outstanding shares of Veeco Common Stock, (ii) each director of Veeco, and (iii) all executive officers and directors of Veeco as a group. Unless otherwise indicated, Veeco believes that each of the persons or entities named in the table exercises sole voting and investment power over the shares that each of them beneficially owns, subject to community property laws where applicable.

                                                                                                    Shares of Common Stock
                                                                                                    Beneficially Owned(1)
                                                                                                    ----------------------
                                                                                                                 Percent of
                                                                                                                Total Shares
Name of Beneficial Owner                                           Shares          Options(2)            Total   Outstanding
------------------------                                           ------          ----------            -----   -----------
James Wyant(3)................................................      2,100,127               -        2,100,127      23.4%
John B. Hayes(4)..............................................        763,683               -          763,683       8.5
EQSF Advisers, Inc.(5)........................................        464,200               -          464,200       5.2
Edward H. Braun...............................................        223,019          52,999          276,018       3.1
Walter J. Scherr..............................................             -           16,665           16,665        *
Richard A. D'Amore............................................         16,701          16,999           33,700        *
Paul R. Low...................................................              -          16,999           16,999        *
Joel A. Elftmann(6)...........................................          2,000          16,999           18,999        *
John F. Rein, Jr..............................................          1,328          70,666           71,994        *
Francis Steenbeke.............................................         74,339          10,999           85,338        *
Emmanuel N. Lakios............................................            937          26,332           27,269        *
Robert P. Oates...............................................         10,617          21,666           32,283        *
Dr.  Timothy J.  Stultz.......................................            589          28,332           28,921        *
All Executive Officers and Directors
as a Group (12 persons).......................................      2,430,610         284,698        2,715,308      29.4%


--------------

*    Denotes less than a 1% interest.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of April 15, 1998 upon the exercise of warrants and/or stock options. Each person's percentage ownership is determined by assuming that warrants and stock options held by such person (but not those held by any other person) which are exercisable within 60 days of April 15, 1998 have been exercised.

(2)  Represents stock options exercisable within 60 days of April 15, 1998.

(3) Mr. Wyant shares voting and dispositive power over 2,100,127 shares of Veeco Common Stock with his wife, Louise Wyant.

(4) This information is based on a Schedule 13D filed with the Commission in August 1997. Mr. Hayes' business address is c/o Wyko Corporation, 2650 East Elvira Road, Tucson, Arizona 85706.

(5) This information is based solely on a Schedule 13G filed with the Commission in February 1998. EQSF Advisers, Inc. beneficially owns and holds sole dispositive and voting power over 464,200 shares of Veeco Common Stock. The address of EQSF Advisers, Inc. is 767 Third Avenue, New York, NY 10017.

(6) Includes 2,000 shares of the Veeco Common Stock held by the Elftmann Family Limited Partnership, a family limited partnership of which Mr. Elftmann is the general partner.


Item 13.     Certain Relationships and Related Transactions


     On January 17, 1997, options to purchase shares of the Veeco Common Stock were issued to each of the following executive officers and significant employees in the following amounts pursuant to the Employee's Plan, all at an exercise price of $24.875 per share (the fair market value at the date of grant): Edward H. Braun, options to purchase 20,000 shares; John F. Rein, Jr., options to purchase 12,000 shares; Francis Steenbeke, options to purchase 10,000 shares; Emmanuel N. Lakios, options to purchase 12,000 shares; Robert P. Oates, options to purchase 10,000 shares; Dr. Timothy J. Stultz, options to purchase 10,000 shares; John P. Kiernan, options to purchase 2,000 shares; and Thomas A. Cully, options to purchase 500 shares. On April 25, 1997, options to purchase shares of the Veeco Common Stock were issued to each of the following executive officers in the following amounts pursuant to the Employees' Plan, all at an exercise price of $31.00 per share (the fair market value at the date of grant): Edward H. Braun, options to purchase 40,000 shares; John F. Rein, Jr., options to purchase 30,000 shares; Emmanuel N. Lakios, options to purchase 20,000 shares; and Dr. Timothy J. Stultz, options to purchase 10,000 shares. Also on April 25, 1997, options to purchase 20,000 shares at an exercise price of $31.00 per share were issued to Walter J. Scherr under the Employees' Plan. On December 12, 1997, pursuant to the Employees' Plan, options to purchase 90,000 shares were issued to David S. Perloff at an exercise price of $26.875 per share (fair market value on the date of grant). On January 5, 1998, pursuant to the Employees' Plan, options to purchase 25,000 shares were issued to Don R. Kania at an exercise price of $24.4375 per share (fair market value on date of grant).

     In May 1997, 21,000 options, in the aggregate, were granted to the non-employee directors pursuant to the Directors Plan.

     An involuntary petition for relief under Chapter 7 of Title 11 of the United States Code was filed against Peak Systems, Inc. (case no. 93-48654) in the United States Bankruptcy Court for the Northern District of California on December 10, 1993, and an Order for Relief was granted by the Court to the petitioning creditors on January 13, 1994. As of April 15, 1998, such case remained open. Dr. Timothy J. Stultz, Veeco's Vice President and General Manager-Process Metrology-Santa Barbara, was President and Chief Executive Officer of Peak Systems, Inc. from September 1983 to November 1993.

     In May 1996, Veeco made a loan to Dr. Timothy J. Stultz to finance the purchase of his home in the principal sum of $100,000, with simple interest on unpaid principal at the rate of 5% per annum. Interest is payable annually, on each January 5 during the term of the loan. The principal and all accrued but unpaid interest will be due in full in one lump sum on January 5, 2001. The loan is secured by a second mortgage on the property. Dr. Stultz prepaid $20,000 of principal in 1997.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VEECO INSTRUMENTS INC.


                            By: /s/ Edward H. Braun
                                --------------------
                                Edward H. Braun
                                Chairman, Chief Executive Officer
                                and President