Form 10-Q
period 1998-03-31
VEECO INSTRUMENTS INC
filed 1998-05-15
CIK 103145

================================================================================

                            SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

                                 Yes _X_ No ___


8,966,243 shares of Common Stock $.01 par value, were outstanding as of May 11, 1998.

================================================================================

                             VEECO INSTRUMENTS INC.



                                      INDEX


                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Statements of Income -                     3
          Three Months Ended March 31, 1998 and 1997

          Condensed Consolidated Balance Sheets -                           4
          March 31, 1998 and December 31, 1997

          Condensed Consolidated Statements of Cash Flows -                 5
          Three Months Ended March 31, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial                 9
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                 12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             Veeco Instruments Inc.
                                and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------

Net sales                                                $ 40,967      $ 37,754

Cost of sales                                              23,533        20,245
                                                         --------      --------

Gross profit                                               17,434        17,509

Costs and expenses:

   Research and development expense                         4,967         3,689

   Selling, general and administrative expense              8,198         7,304

   Amortization expense                                        97            68

   Other - net                                               (128)         (124)
                                                         --------      --------

Operating income                                            4,300         6,572

Interest income, net                                           54            89
                                                         --------      --------

Income before income taxes                                  4,354         6,661

Income taxes                                                1,652         2,554
                                                         --------      --------

Net income                                               $  2,702      $  4,107
                                                         ========      ========

Earnings per share:

   Net income per common share                           $   0.30      $   0.47

   Diluted net income per common share                   $   0.30      $   0.45

Weighted-average shares outstanding                         8,926         8,724

Diluted weighted-average shares outstanding                 9,149         9,150


See accompanying notes.

                             Veeco Instruments Inc.
                                and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                        March 31,   December 31,
                                                          1998         1997
                                                        --------     --------
                                                      (Unaudited)

Assets

Current assets:

  Cash and cash equivalents                             $ 11,799     $ 18,505

  Accounts and trade notes receivable, net                38,611       33,265

  Inventories                                             39,476       39,077

  Prepaid expenses and other current assets                6,351        6,036
                                                        --------     --------

Total current assets                                      96,237       96,883

Property, plant and equipment, net                        21,583       21,455

Excess of cost over net assets acquired, net               4,285        4,318

Other assets - net                                         5,055        5,083
                                                        --------     --------

Total assets                                            $127,160     $127,739
                                                        ========     ========


Liabilities and shareholders' equity

Current liabilities                                     $ 38,509     $ 42,497

Other non-current liabilities                              1,001        1,012

Long-term debt                                             2,418        2,448

Shareholders' equity                                      85,232       81,782
                                                        --------     --------

Total liabilities and shareholders' equity              $127,160     $127,739
                                                        ========     ========



See accompanying notes.

                             Veeco Instruments Inc.
                                and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------

Operating activities

Net income                                                 $  2,702    $  4,107

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

  Depreciation and amortization                                 889         350

  Deferred income taxes                                         (55)        (50)

  Changes in operating assets and liabilities:

    Accounts receivable                                      (5,427)     (3,515)

    Inventories                                                (416)     (2,906)

    Current liabilities                                      (3,951)      6,248

    Other - net                                                 495        (332)
                                                           --------    --------

Net cash (used in) provided by operating activities          (5,763)      3,902

Investing activities

Capital expenditures                                           (921)     (1,301)
                                                           --------    --------

Net cash used in investing activities                          (921)     (1,301)

Financing activities

Proceeds from stock issuance                                    152         356

Other                                                           (38)        (39)
                                                           --------    --------

Net cash provided by financing activities                       114         317

Effect of exchange rates on cash                               (136)       (184)
                                                           --------    --------

Net change in cash and cash equivalents                      (6,706)      2,734

Cash and cash equivalents at beginning of period             18,505      23,465
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 11,799    $ 26,199
                                                           ========    ========

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period.

The following table sets forth the reconciliation of weighted-average shares outstanding and diluted weighted- average shares outstanding:

                                                            Three Months Ended
                                                                March 31,
                                                            -----------------
                                                             (In Thousands)

                                                             1998        1997
                                                            -----       -----

Weighted-average shares outstanding                         8,926       8,724
Dilutive effect of stock options                              223         426
                                                            -----       -----
Diluted weighed-average shares outstanding                  9,149       9,150
                                                            =====       =====

Note 2 - Recent Events

On February 28, 1998, the Company signed a definitive agreement with Digital Instruments, Inc. of Santa Barbara, California ("Digital"), pursuant to which the Company will merge with Digital. Under the merger agreement, as amended, each issued and outstanding common share of Digital ("Digital Shares") will be converted into the right to receive that number of shares of Veeco common stock as determined by dividing 5,583,725 by the aggregate number of Digital Shares issued and outstanding immediately prior to the effective time of the merger. The merger is intended to be accounted for as a pooling of interests transaction. The consummation of the merger is subject to a number of conditions, including approval by the Company's shareholders. The Company expects the transaction to be consummated during the second quarter of 1998.

Note 3 - Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                                   March 31,        December 31,
                                                     1998              1997
                                                   -------            -------
                                                          (In thousands)

Raw materials                                      $20,983            $21,671
Work-in process                                      9,601              7,253
Finished goods                                       8,892             10,153
                                                   -------            -------

                                                   $39,476            $39,077
                                                   =======            =======


Note 4 - Balance Sheet Information

Selected balance sheet account disclosures follow:

                                                       March 31,    December 31,
                                                         1998          1997
                                                       -------       -------
                                                         (In thousands)

Allowance for doubtful accounts                        $   758       $   755

Accumulated depreciation and amortization
  of property, plant and equipment                      11,129        10,344

Accumulated amortization of excess of
  cost over net assets acquired                          1,073         1,040

Note 5 - Other Information

Net interest paid for the three months ended March 31, 1998 and 1997 was immaterial. The Company made income tax payments of $2.4 million and $1.1 million for the three months ended March 31, 1998 and 1997, respectively.

Note 6 - New Accounting Pronouncements

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's reported net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments which prior to its adoption were reported separately as part of stockholders' equity to be included in other comprehensive income.

For the three months ended March 31, 1998 and 1997, total comprehensive income amounted to $2.5 million and $3.6 million respectively.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for both interim and annual financial statements for periods ending after December 15, 1997. Segment information is not required to be reported in interim financial statements in the first year of application. The Company intends to adopt SFAS No. 131 for the fiscal year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 1998 and 1997

Net sales were approximately $41.0 million for the three months ended March 31, 1998 representing an increase of approximately $3.2 million or 8.5% over the comparable 1997 period. The increase principally reflects growth in process metrology sales, partially offset by a decrease in sales of process equipment sales. Sales in the U.S., Europe, Japan and Asia Pacific comprised 48%, 19%, 20% and 8% of the Company's net sales for the three months ended March 31, 1998, respectively. Sales in the U.S. decreased approximately 10.7%, while international sales included an approximately 209.6% increase in Europe, a 125.4% increase in Japan, and a 67.3% decrease in Asia Pacific. The decrease in U.S. sales reflects reduced process equipment sales to data storage customers partially offset by increased process metrology sales. The increase in European sales reflects increased process equipment sales to data storage customers along with increased sales of SXM Workstations for semiconductor applications. The increase in sales in Japan reflects an increase in process metrology sales. The decrease in sales in Asia Pacific reflects a decrease in sales of all product lines resulting from the downturn in the economy in that region. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

Process metrology sales for the three months ended March 31, 1998 of approximately $20.2 million increased by approximately $5.4 million or 36.6% over the comparable 1997 period reflecting increased use of process metrology products for in-line inspection of critical steps in data storage and semiconductor applications. Process equipment sales of approximately $15.2 million for the three months ended March 31, 1998 decreased by approximately $2.7 million or 15.3% from the comparable 1997 period, as sales of ion beam etch products declined, while sales of new ion beam deposition and physical vapor deposition equipment for use in high density thin film magnetic head (TFMH) data storage applications increased. Industrial measurement sales for the three months ended March 31, 1998 of approximately $5.6 million increased 10.7% over the comparable 1997 period.

Veeco received approximately $51.5 million of orders for the three months ended March 31, 1998, a 33.4% increase compared to approximately $38.6 million of orders in the comparable 1997 period. Process metrology orders increased 72.0% to $25.0 million reflecting the increased use of in line metrology for production applications such as PTR (pole tip recession) measurements for new MR/GMR thin film magnetic heads, and semiconductor use of AFM for .25 micron line widths. Process equipment orders increased 17.4% to $21.9 million reflecting increases in new deposition products for MR/GMR development and less ion beam etch reflecting excess data storage capacity for older TFMH porducts. The book/bill ratio for the first quarter of 1998 was 1.26.

Gross profit for the first quarter of 1998 of approximately $17.4 million represents a decrease of approximately $0.1 million from the comparable 1997 period. Gross profit as a percentage of net sales decreased to 42.6% for 1998 from 46.4% for 1997, due principally to a decrease in gross margin for the process equipment product line. Gross margin for the process equipment product line was negatively impacted by lower sales volume, increased facility and information system costs and the increase in sales of new deposition products with lower initial gross margins than established ion beam etch products.

Research and development expense in the first quarter of 1998 increased by approximately $1.3 million or 34.6% over the comparable period of 1997 as the Company invested an additional $1.0 million in deposition R&D for its process equipment product line and increased its R&D investment for in-line inspection metrology products.

Selling, general and administrative expenses increased by approximately $0.9 million for the three months ended March 31, 1998 compared to the comparable 1997 period as a result of increased sales and product support costs for deposition products as well as incremental selling costs related to the increased process metrology sales.

Income taxes for 1998 amounted to approximately $1.7 million or 37.9% of income before income taxes in 1998 as compared to $2.6 million or 38.3% of income before taxes for the same period in 1997.

Liquidity and Capital Resources

Net cash used in operations totaled approximately $5.8 million for the first three months of 1998 compared to net cash provided by operations of approximately $3.9 million for the comparable 1997 period. This change in cash reflects a decrease in net income for the first quarter of 1998 of approximately $1.4 million from the comparable 1997 period, coupled with unfavorable changes in operating assets and liabilities. Accounts receivable increased approximately $5.4 million during the three months ended March 31, 1998 as a result of sales being more heavily weighted towards the end of the quarter, when compared to the three months ended December 31, 1997. Current liabilities decreased by approximately $4.0 million during the three months ended March 31, 1998 reflecting the reduction of income taxes payable and the payment of accrued 1997 bonus and commissions.

Veeco made capital expenditures of approximately $0.9 million for the three months ended March 31, 1998, compared to $1.3 million in the comparable 1997 period. The Company expects that capital expenditures in 1998 will remain relatively consistent with 1997.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

Forward - Looking Statements

To the extent that this Report on Form 10-Q discusses expectations about market conditions or about market acceptance and future sales of the Company's products, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the cyclical nature of the data storage and semiconductor industry, risks associated with the acceptance of new products by individual customers and by the marketplace, and other factors discussed in the Business Description and Management and Analysis sections of the Company's Report on Form 10-K and Annual Report to Shareholders.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

     27.1 Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended March 31, 1998. Filed herein.

     27.2 Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended March 31, 1997 (Restated). Filed herein.

b)   Reports on Form 8-K.

The Registrant filed a Form 8-K on February 13, 1998 reporting that the Registrant entered into an agreement in principle with Digital Instruments Inc., ("Digital"), pursuant to which Digital agreed to merge with and into the Registrant.

The Registrant filed a Form 8-K on March 9, 1998 reporting that the Registrant signed a definitive merger agreement with Digital.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1998



                             Veeco Instruments Inc.


                             By:   /s/   Edward H. Braun
                                   ----------------------------------
                                   Edward H. Braun
                                   Chairman, CEO and President


                             By:   /s/  John F. Rein, Jr.
                                   ----------------------------------
                                   John F. Rein, Jr.
                                   Vice President, Finance
                                   and Chief Financial Officer

                                  Exhibit Index


Exhibits:


27.1 Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended March 31, 1998. Filed herein.

27.2 Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended March 31, 1997 (restated). Filed herein.