Form 10-Q
period 1998-06-30
VEECO INSTRUMENTS INC
filed 1998-08-14
CIK 103145

--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                  ----------------

                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED JUNE 30, 1998

                           Commission file number 0-16244

                                  ----------------

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

                                  ----------------

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

14,585,357 shares of common stock, $.01 par value per share, were outstanding as of August 7, 1998.

--------------------------------------------------------------------------------

                               VEECO INSTRUMENTS INC.



                                       INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

       Condensed Consolidated Statements of Income -
        Three Months Ended June 30, 1998 and 1997                              3

       Condensed Consolidated Statements of Income -
        Six Months Ended June 30, 1998 and 1997                                4

       Condensed Consolidated Balance Sheets -
        June 30, 1998 and December 31, 1997                                    5

       Condensed Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1998 and 1997                                6

       Notes to Condensed Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13

Item 4.   Submission of matters to a Vote of Security Holders                 13

Item 6.   Exhibits and Reports on Form 8-K                                    13


SIGNATURES                                                                    14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      Veeco Instruments Inc. and Subsidiaries

                    Condensed Consolidated Statements of Income
                       (In thousands, except per share data)
                                    (Unaudited)


                                                                      Three Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                      1998           1997
                                                                    -------        -------
Net sales                                                           $51,147        $54,547

Cost of sales                                                        27,048         27,379
                                                                    -------        -------
Gross profit                                                         24,099         27,168

Costs and expenses:

 Research and development expense                                     7,007          6,076

 Selling, general and administrative expense                         11,184          9,871

 Amortization expense                                                    98             69

 Other, net                                                            (124)          (151)

 Merger and reorganization expenses                                   7,500              -

 Purchased in process technology                                          -          4,200
                                                                    -------        -------
Operating income (loss)                                              (1,566)         7,103

Interest expense, net                                                   267             75
                                                                    -------        -------
Income (loss) before income taxes                                    (1,833)         7,028

Income tax provision (benefit)                                          (51)         1,363
                                                                    -------        -------
Net income (loss)                                                   $(1,782)       $ 5,665
                                                                    =======        =======

Net income per common share                                         $ (0.12)       $  0.39
Diluted net income per common share                                 $ (0.12)       $  0.38
                                                                    =======        =======

Weighted average shares outstanding                                  14,566         14,352
Diluted weighted average shares outstanding                          14,827         14,848
                                                                    =======        =======

Pro forma presentation:

Income (loss) before income taxes                                   $(1,833)       $ 7,028
Pro forma income tax provision (benefit)                               (678)         2,709
                                                                    -------        -------
Pro forma net income (loss)                                         $(1,155)       $ 4,319
                                                                    =======        =======

Pro forma net income (loss) per common share                        $ (0.08)       $  0.30
Pro forma diluted net income (loss) per common share                $ (0.08)       $  0.29
                                                                    =======        =======



See accompanying notes.

                      Veeco Instruments Inc. and Subsidiaries

                    Condensed Consolidated Statements of Income
                       (In thousands, except per share data)
                                    (Unaudited)


                                                                       Six Months Ended
                                                                           June 30,
                                                                   -----------------------
                                                                     1998           1997
                                                                   --------       --------
Net sales                                                          $104,806       $103,757

Cost of sales                                                        56,566         52,595
                                                                   --------       --------
Gross profit                                                         48,240         51,162

Costs and expenses:

  Research and development expense                                   13,497         11,107

  Selling, general and administrative expense                        21,231         19,017

  Amortization expense                                                  195            137

  Other, net                                                           (256)          (315)

  Merger and reorganization expenses                                  7,500              -

  Purchased in process technology                                         -          4,200
                                                                   --------       --------
Operating income                                                      6,073         17,016

Interest expense, net                                                   465            130
                                                                   --------       --------
Income before income taxes                                            5,608         16,886

Income tax provision                                                  1,682          3,920
                                                                   --------       --------
Net income                                                         $  3,926       $ 12,966
                                                                   ========       ========

Net income per common share                                        $   0.27       $   0.91
Diluted net income per common share                                $   0.27       $   0.88
                                                                   ========       ========

Weighted average shares outstanding                                  14,538         14,327
Diluted weighted average shares outstanding                          14,774         14,654
                                                                   ========       ========

Pro forma presentation:

Income before income taxes                                         $  5,608       $ 16,886
Pro forma income tax provision                                        2,158          6,501
                                                                   --------       --------
Pro forma net income                                               $  3,450       $ 10,385
                                                                   ========       ========

Pro forma net income per common share                              $   0.24       $   0.72
Pro forma diluted net income per common share                      $   0.23       $   0.71
                                                                   ========       ========



See accompanying notes.
                                         -4-

                      Veeco Instruments Inc. and Subsidiaries

                        Condensed Consolidated Balance Sheets
                                   (In thousands)


                                                                   June 30,     December 31,
                                                                    1998            1997
                                                                 -----------    ------------
                                                                 (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                                        $ 16,659       $ 20,444

  Accounts and trade notes receivable, net                           47,846         44,927

  Inventories                                                        49,328         44,825

  Prepaid expenses and other current assets                           2,094          1,695

  Deferred income taxes                                               5,801          4,602
                                                                   --------       --------
Total current assets                                                121,728        116,493

Property, plant and equipment at cost, net                           35,436         33,344

Excess of cost over net assets acquired                               4,253          4,318

Other assets, net                                                     5,334          5,476
                                                                   --------       --------
Total assets                                                       $166,751       $159,631
                                                                   ========       ========


Liabilities and shareholders' equity

Current liabilities                                                  50,232         47,715

Other non-current liabilities                                           970          1,012

Long term debt, net of current portion                               17,125         17,146

Shareholders' equity                                                 98,424         93,758
                                                                   --------       --------
Total liabilities and shareholders' equity                         $166,751       $159,631
                                                                   ========       ========



See accompanying notes.
                                         -5-

                      Veeco Instruments Inc. and Subsidiaries

                  Condensed Consolidated Statements of Cash Flows
                                   (In thousands)


                                                                       Six Months Ended
                                                                           June 30,
                                                                   -----------------------
                                                                     1998           1997
                                                                   --------       --------
Operating activities

Net income                                                          $ 3,926        $12,966

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation and amortization                                       2,311            739

  Deferred income taxes                                              (1,199)        (1,882)

  Non-cash compensation charge                                        1,585              -

  Purchased in process technology                                         -          4,200

  Changes in operating assets and liabilities:

  Accounts receivable                                                (3,048)        (7,935)

  Inventories                                                        (4,536)        (4,446)

  Accounts payable                                                   (1,121)         3,528

  Accrued expenses and other current liabilities                      4,814          5,758

  Other, net                                                           (451)          (303)
                                                                    -------        -------
Net cash provided by operating activities                             2,281         12,625

Investing activities

Capital expenditures                                                 (4,212)        (4,080)

Net assets of business acquired                                           -         (4,375)
                                                                    -------        -------
Net cash used in investing activities                                (4,212)        (8,455)

Financing activities

Proceeds from stock issuance                                            364          1,332

Distribution to Digital shareholders                                 (2,000)        (5,000)

Other                                                                   (28)           (51)
                                                                    -------        -------
Net cash used in financing activities                                (1,664)        (3,719)

Effect of exchange rates on cash                                       (190)          (252)
                                                                    -------        -------
Net change in cash and cash equivalents                              (3,785)           199

Cash and cash equivalents at beginning of period                     20,444         26,322
                                                                    -------        -------
Cash and cash equivalents at end of period                          $16,659        $26,521
                                                                    =======        =======



See accompanying notes.
                                         -6-

VEECO INSTRUMENTS INC. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

The following table sets forth the reconciliation of diluted weighted-average shares outstanding:

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                  June 30,
                                                  ------------------       ------------------
                                                  (  In Thousands  )       (  In Thousands  )

                                                   1998        1997         1998        1997
                                                   ----        ----         ----        ----
Weighted - average shares outstanding             14,566      14,352       14,538      14,327
Dilutive effect of stock options                     261         496          236         327
                                                  ------      ------       ------      ------
Diluted weighted - average shares outstanding     14,827      14,848       14,774      14,654
                                                  ======      ======       ======      ======



NOTE 2 - ACQUISITION

On May 29, 1998, the Company merged with Digital Instruments, Inc. of Santa Barbara, CA ("Digital") a world leader in scanning probe/atomic force microscopy (SPM/AFM). Under the merger, Digital shareholders received 5,583,725 shares of Veeco common stock. The merger is accounted for as a pooling of interests transaction and, accordingly, historical financial data has been restated to include Digital data. Merger and reorganization expenses principally related to this transaction, amounted to $7.5 million . They were comprised of transaction fees and expenses of $3.3 million, $1.6 million of a non-cash compensation charge related to stock issued in accordance with a pre-existing agreement with a key Digital Instruments employee, $1.4 million of duplicate facility costs and $1.2 million of reorganization costs all of which were charged to operating expenses during the three month period ended June 30, 1998. Prior to the merger, Digital had elected "S" Corporation status for income tax purposes. As a result of the merger, Digital terminated its "S" Corporation election. Pro forma net income (loss) presents income taxes for Digital as if it had been a "C" Corporation for all periods presented. The following unaudited pro forma data summarizes the combined results of operations of the Company and Digital as though the merger occurred at the beginning of fiscal year 1995 and as if Digital had been a "C" Corporation.

Unaudited pro forma data
(In thousands, except per share data)

                                                                 Years Ended
                                                                 December 31,
                                                      1997           1996           1995
                                                      ----------------------------------
Revenues:
  Veeco                                             $165,408       $115,042       $ 85,825
  Digital                                             51,320         50,017         38,151
                                                    --------       --------       --------
  Combined                                          $216,728       $165,059       $123,976
                                                    ========       ========       ========

Pro forma net income:
  Veeco                                             $ 12,283       $ 10,835       $  9,237
  Digital                                              8,537         10,040          7,039
                                                    --------       --------       --------
  Combined                                          $ 20,820       $ 20,875       $ 16,276
                                                    ========       ========       ========


NOTE 3 - INVENTORIES

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                                     June 30,                    December 31,
                                                       1998                         1997
                                                     --------                    ------------
                                                               (In thousands)
  Raw materials                                      $26,889                       $25,016
  Work-in process                                     10,393                         8,101
  Finished goods                                      12,046                        11,708
                                                     -------                       -------
                                                     $49,328                       $44,825
                                                     =======                       =======


     NOTE 4 - BALANCE SHEET INFORMATION

Selected balance sheet account disclosures follow:

                                                     June 30,                    December 31,
                                                       1998                         1997
                                                     --------                    ------------
                                                               (In thousands)
  Allowance for doubtful accounts                    $ 1,091                       $ 1,005
  Accumulated depreciation and amortization
   of property, plant and equipment                   13,700                        11,589
  Accumulated amortization of excess of cost
   over net assets acquired                            1,105                         1,040


NOTE 5 - OTHER INFORMATION


Interest paid during the six months ended June 30, 1998 and 1997 were $.7 million and $.5 million, respectively. The Company made income tax payments of $3.8 million and $3.1 million during the six months ended June 30, 1998 and 1997, respectively.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive
Income".   SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's reported net income or shareholders' equity.
SFAS No. 130 requires foreign currency translation adjustments which prior to its adoption were reported separately as part of stockholders' equity to be included in other comprehensive income.

For the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $3.3 million and $12.6 million, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net sales of $51.1 million for the three months ended June 30, 1998 declined 6% from the 1997 comparable period sales of $54.5 million, reflecting a decline in process equipment sales partially offset by an increase metrology sales. Sales in the US, Europe, Japan and Asia Pacific, respectively, accounted for 48%, 23%, 13% and 11%, respectively, of the Company's net sales for the three months ended June 30, 1998. Sales in the US decreased 28% while international sales included an 162% increase in Europe, a 3% increase in Japan and a 23% decrease in Asia-Pacific from the comparable 1997 period. Sales in the US for each of the companies product lines, particularly sales to the data storage industry declined in 1998. The increase in European sales principally resulted from increased metrology sales while process equipment and industrial measurement sales were flat compared to the prior year. The decrease in sales in Asia Pacific reflects the continued economic downturn in that region, particularly in the data storage segment. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

Metrology sales for the three months ended June 30, 1998 of $34.4 million increased by $7.8 million or 30% over the comparable 1997 period, reflecting increased use of metrology products for in-line inspection of critical steps in data storage and semiconductor applications. Process equipment sales of $11.9 million for the three months ended June 30, 1998 decreased by $10.9 million or 48% from the comparable 1997 period, as sales of ion beam etch products declined, partially offset by sales of new ion beam deposition equipment. Sales of ion beam etch products continue to be negatively affected by industry capacity in data storage. Industrial measurement sales for the three months ended June 30, 1998 of $4.8 million decreased 6% from the comparable 1997 period.

Veeco received $50.0 million of orders for the three months ended June 30, 1998, a 16% decrease compared to $59.4 million of orders for the comparable 1997 period. Metrology orders increased by 24% to $32.6 million reflecting the increased use of in line metrology for production applications such as PTR (pole tip recession) measurements for new MR/GMR thin film magnetic heads, and semiconductor industry use of AFM for .25 micron line widths. Process equipment orders decreased 52% to $13.0 million reflecting weak data storage market conditions accompanied by industry wide overcapacity. The book/bill ratio for the second quarter of 1998 was .98.

Gross profit for the three months ended June 30, 1998 of $24.1 million represents a decline of $3.1 million from the comparable 1997 period. Gross profit as a percentage of net sales decreased to 47.1% for 1998 from 49.8% for the comparable 1997 period, principally due to a decrease in gross margin for the process equipment product line. This decline resulted from lower sales volume, increased field service, warranty, facility and information system costs and the increase in sales of new deposition products with lower initial gross margins than established ion beam etch products.

Research and development expenses in the second quarter of 1998 increased by $.9 million or 15% over the comparable period of 1997 as the Company invested an additional $.7 million in R&D for its deposition equipment product line and increased its R&D investment for in-line inspection metrology products.

Selling, general and administrative expenses increased by approximately $1.3 million for the three months ended June 30, 1998 compared to the comparable 1997 period as a result of increased sales and product support costs for new products as well as incremental selling costs related to the increased metrology sales.

During the three months ended June 30, 1998 the Company recorded a $7.5 million non-recurring pre-tax charge for merger and reorganization costs principally related to the merger with Digital completed on May 29, 1998. The $7.5 million charge is comprised of transaction costs of $3.3 million, a $1.6 million non cash compensation charge related to stock issued in accordance with a pre-existing agreement with a key Digital employee, $1.4 million of duplicate facility costs and $1.2 million of reorganization costs. During the three months ended June 30, 1997 the Company expensed $4.2 million in connection with an acquisition, representing the estimated value of in-process engineering and development projects.

The Company recorded a $0.05 million income tax benefit for the three months ended June 30, 1998 compared to a provision for income taxes of $1.4 million in 1997. The income tax benefit recorded is a result of a pre-tax loss for the period along with an adjustment to the effective tax rate expected for the year due to the merger with Digital. The 19% effective tax rate in 1997 reflects Digital Instruments S Corp status in 1997.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net sales were $104.8 million for the six months ended June 30, 1998 representing an increase of $1.0 million or 1% over the comparable 1997 period. The increase principally reflects growth in metrology sales, offset by a decrease in sales of process equipment. Sales in the US, Europe, Japan and Asia Pacific, respectively, accounted for 46%, 20%, 18% and 10%, respectively, of the Company's net sales for the six months ended June 30, 1998. Sales in the US decreased approximately 21%, while international sales included an approximately 151% increase in Europe, a 31% increase in Japan, and a 41% decrease in Asia Pacific from the comparable 1997 period. The decrease in US sales reflects reduced process equipment sales to data storage customers. The increase in European sales reflects increased process equipment sales to data storage customers along with increased metrology sales for data storage and semiconductor applications. The increase in sales in Japan reflects an increase in process metrology sales. The decrease in sales in Asia Pacific reflects a decrease in sales of all product lines resulting from the economic downturn in that region. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

Metrology sales for the six months ended June 30, 1998 of $67.3 million increased by $14.5 million or 27% over the comparable 1997 period reflecting increased use of metrology products for in-line inspection of critical steps in data storage and semiconductor applications. Process equipment sales of $27.0 million for the six months ended June 30, 1998 decreased by $19.0 million or 34% from the comparable 1997 period, as sales of ion beam etch products declined, partially offset by sales of new deposition equipment. Ion beam etch sales continue to be negatively affected by excess capacity in data storage. Industrial measurement sales for the six months ended June 30, 1998 of $10.5 million increased 2% over the comparable 1997 period.

Veeco received $115.9 million of orders for the six months ended June 30, 1998 a 7% increase compared to $108.1 million of orders in the comparable 1997 period. Metrology orders increased 42% to $72.0 million reflecting the increased use of in line metrology for production applications such as PTR (pole tip recession) measurements for new MR/GMR thin film magnetic heads, and semiconductor industry use of AFM for .25 micron line widths. Process equipment orders decreased 24% to $35.0 million reflecting reduced ion beam etch products resulting from excess data storage capacity for older TFMH products, reflecting weak data storage market conditions accompanied by industry wide over capacity. The book/bill ratio for the six months ended June 30, 1998 was 1.10.

Gross profit for the six months ended June 30, 1998 of $48.2 million represents a decrease of $2.9 million from the comparable 1997 period. Gross profit as a percentage of net sales decreased to 46.0% for 1998 from 49.3% for 1997, due principally to a decrease in gross margin for the process equipment product line. This decline resulted from lower sales volume, increased field support, warranty, facility and information system costs and the increase in sales of new deposition products with lower initial gross margins than established ion beam etch products.

Research and development expense in the second half of 1998 increased by $2.4 million or 22% over the comparable period of 1997 as the Company invested an additional $1.7 million in deposition R&D for its process equipment product line and increased its R&D investment for in-line inspection metrology products.

Selling, general and administrative expenses increased by $2.2 million for the six months ended June 30, 1998 compared to the comparable 1997 period as a result of increased sales and product support costs for new products as well as incremental costs related to the increased process metrology sales.

As described above, the Company recorded a $7.5 million non-recurring pre-tax charge for merger and reorganization expenses during the six months ended June 30, 1998 and during the six months ended June 30, 1997, a $4.2 million expense for the fair value of acquired in-process engineering and development projects.

Income taxes for the six months ended June 30, 1998 amounted to $1.7 million or 30% of income before income taxes as compared to $3.9 million or 23% of income before income taxes for the same period of 1997. The 1998 effective tax rate reflects Digital S Corp status through May 29, 1998 while the 1997 effective tax rate reflects Digital S Corp status for the entire period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations totaled $2.3 million for the six months ended June 30, 1998 compared to $12.6 million for the comparable 1997 period. This change in cash provided from operations principally reflects a decrease in net income for the 1998 period of $9.1 million from the comparable 1997 period. Accounts receivable increased $3.0 million during the six months ended June 30, 1998 reflecting concentration of shipments in last two weeks of the quarter as well as a slow down in payment terms by several key accounts. Inventory increased $4.5 million during the six months ended June 30, 1998 reflecting investments required for new metrology products as well rescheduling of process equipment orders. The increase of accrued expenses of $4.8 million during the six months ended June 30, 1998 principally resulted from accrued merger and reorganization costs.

Veeco made capital expenditures of $4.2 million for the six month period ended June 30, 1998, compared to $4.1 million in the comparable 1997 period. Capital expenses in 1998 were principally for engineering and application lab equipment. Capital expenses for the remaining six months of 1998 are expected to be relatively consistent with the first six months of 1998.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

FORWARD-LOOKING STATEMENTS

To the extent that this Report on Form 10-Q discusses expectations about market conditions or about market acceptance and future sales of the Company's products, or otherwise makes statements about the future, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the cyclical nature of the data storage and semiconductor industries, risks associated with the acceptance of new products by individual customers and by the marketplace, and other factors discussed in the Business Description on Form 10-K and Annual Report to Shareholders.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As a result of the acquisition of Digital Instruments in May 1998, the Company succeeded to Digital's interest in an arbitration proceeding brought by one of Digital's former foreign distributors for wrongful termination. The former distributor is seeking lost profits and commissions of approximately $3,000,000 plus exemplary damages and reimbursement of the costs of the proceeding. Other than claims for post-termination commissions, which are not material, based on the facts known to the Company, the Company believes the claims asserted by its former distributor are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 29, 1998.
Each person nominated for election as a director of the Company was elected to such position at the meeting by a minimum of 7,874,677 votes. The other matters voted upon at the meeting were as follows: (a) The proposed merger with Digital with and into the Company pursuant to the Agreement and Plan of Merger dated as of February 28, 1998, as amended; (b) an amendment to the Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan; and (c) the appointment of Ernst & Young LLP as auditors of the Company for the fiscal year ending December 31, 1998. The votes of the Company's stockholders on these matters were as follows:

                                                            Broker
Matters        In Favor         Opposed      Abstained      Non-Vote
-------        --------         -------      ---------      --------
(a)            6,111,255          7,748         10,391      1,751,831
(b)            6,014,685         99,305         15,404      1,751,831
(c)            7,871,730          2,423          7,072          -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits.

     27.1 Financial data schedule of Veeco Instruments, Inc. for the quarterly period ended June 30, 1998, filed herein.

     27.2 Financial data schedule of Veeco Instruments, Inc. for the quarterly period ended June 30, 1997 (restated), filed herein.

b)   Reports on Form 8-K.

     The Registrant filed a current report on form 8-K on August 11, 1998 reporting that on May 29, 1998 it issued a press release announcing that it had completed a merger with Digital. Pursuant to the merger, Digital stockholders received an aggregate of 5,583,725 shares of Veeco common stock.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 1998





                              Veeco Instruments Inc.



                         By: /s/  Edward H. Braun
                             --------------------------
                              Edward H. Braun
                              Chairman, CEO and President



                          By: /s/  John F. Rein, Jr.
                             --------------------------
                              John F. Rein, Jr.
                              Vice President, Finance
                              and Chief Financial Officer

                                    EXHIBIT INDEX


Exhibits:

     27.1 Financial data schedule of Veeco Instruments, Inc. for the quarterly period ended June 30, 1998, filed herein.

     27.2 Financial data schedule of Veeco Instruments, Inc. for the quarterly period ended June 30, 1997 (restated), filed herein.