Form 10-Q
period 1998-09-30
VEECO INSTRUMENTS INC
filed 1998-11-13
CIK 103145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                         Commission file number 0-16244

                             ---------------------

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

                             ---------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

14,739,783 shares of common stock, $.01 par value per share, were outstanding as of November 5, 1998.

================================================================================

                             VEECO INSTRUMENTS INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

        Condensed Consolidated Statements of Income -
         Three Months Ended September 30, 1998 and 1997                       3

        Condensed Consolidated Statements of Income -
         Nine Months Ended September 30, 1998 and 1997                        4

        Condensed Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997                             5

        Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1998 and 1997                        6

        Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings                                             15

Item 6.        Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Veeco Instruments Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------

Net sales                                                $ 50,539      $ 55,195

Cost of sales                                              27,317        28,234
                                                         --------      --------

Gross profit                                               23,222        26,961

Costs and expenses:

  Research and development expense                          7,052         6,154

  Selling, general and administrative expense              10,172         9,825

  Amortization expense                                         97            69

  Other, net                                                 (439)          (20)

  Merger and reorganization expenses                           --         2,250
                                                         --------      --------

Operating income                                            6,340         8,683

Interest expense (income), net                                283          (209)
                                                         --------      --------

Income before income taxes                                  6,057         8,892

Income tax provision                                        1,817         2,007
                                                         --------      --------

Net income                                               $  4,240      $  6,885
                                                         ========      ========

Net income per common share                              $   0.29      $   0.48
Diluted net income per common share                      $   0.29      $   0.46
                                                         ========      ========

Weighted average shares outstanding                        14,654        14,432
Diluted weighted average shares outstanding                14,860        15,049
                                                         ========      ========

Pro forma presentation (See Note 1):

Income before income taxes                               $  6,057      $  8,892
Pro forma income tax provision                              2,241         3,350
                                                         --------      --------
Pro forma net income                                     $  3,816      $  5,542
                                                         ========      ========

Pro forma net income per common share                    $   0.26      $   0.38
Pro forma diluted income per common share                $   0.26      $   0.37
                                                         ========      ========


See accompanying notes.                -3-

                     Veeco Instruments Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                       -------------------------

                                                          1998            1997
                                                       ---------      ---------

Net sales                                              $ 155,345      $ 158,952

Cost of sales                                             83,883         80,829
                                                       ---------      ---------
Gross profit                                              71,462         78,123

Costs and expenses:

  Research and development expense                        20,549         17,261

  Selling, general and administrative expense             31,403         28,842

  Amortization expense                                       292            206

  Other, net                                                (695)          (335)

  Merger and reorganization expenses                       7,500          2,250

  Purchased in process technology                             --          4,200
                                                       ---------      ---------
Operating income                                          12,413         25,699

Interest expense, (income) net                               748            (79)
                                                       ---------      ---------

Income before income taxes                                11,665         25,778

Income tax provision                                       3,499          5,927
                                                       ---------      ---------

Net income                                             $   8,166      $  19,851
                                                       =========      =========

Net income per common share                            $    0.56      $    1.38
Diluted net income per common share                    $    0.55      $    1.33
                                                       =========      =========

Weighted average shares outstanding                       14,577         14,365
Diluted weighted average shares outstanding               14,813         14,879
                                                       =========      =========

Pro forma presentation (See Note 1):

Income before income taxes                             $  11,665      $  25,778
Pro forma income tax provision                             4,316          9,850
                                                       ---------      ---------
Pro forma net income                                   $   7,349      $  15,928
                                                       =========      =========

Pro forma net income per common share                  $    0.50      $    1.11
Pro forma diluted net income per common share          $    0.50      $    1.07
                                                       =========      =========


See accompanying notes.                  -4-

                         Veeco Instruments Inc. and Subsidiaries

                            Condensed Consolidated Balance Sheets
                                          (In thousands)


                                                     September 30,  December 31,
                                                          1998           1997
                                                     ------------   ------------
                                                     (Unaudited)
Assets

Current assets:

  Cash and cash equivalents                               $ 14,251      $ 20,444

  Accounts and trade notes receivable, net                  46,795        44,927

  Inventories                                               51,621        44,825

  Prepaid expenses and other current assets                  1,403         1,695

  Deferred income taxes                                      6,001         4,602
                                                          --------      --------

Total current assets                                       120,071       116,493

Property, plant and equipment at cost, net                  36,262        33,344

Excess of cost over net assets acquired                      4,220         4,318

Other assets, net                                            5,338         5,476
                                                          --------      --------

Total assets                                              $165,891      $159,631
                                                          ========      ========


Liabilities and shareholders' equity

Current liabilities                                       $ 42,227      $ 47,715

Other non-current liabilities                                  995         1,012

Long term debt, net of current portion                      16,995        17,146

Shareholders' equity                                       105,674        93,758
                                                          --------      --------

Total liabilities and shareholders' equity                $165,891      $159,631
                                                          ========      ========


See accompanying notes                -5-

                     Veeco Instruments Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------

Operating activities

Net income                                                 $  8,166    $ 19,851

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation and amortization                               3,570       1,319

  Deferred income taxes                                      (1,399)     (1,919)

  Non-cash compensation charge                                1,585          --

  Purchased in process technology                                --       4,200

  Changes in operating assets and liabilities:

  Accounts receivable                                        (1,546)    (11,344)

  Inventories                                                (6,614)     (8,107)

  Accounts payable                                           (5,756)      7,571

  Accrued expenses and other current liabilities                233       4,214

  Other, net                                                  2,418         620
                                                           --------    --------

Net cash provided by operating activities                       657      16,405

Investing activities

Capital expenditures                                         (6,194)     (5,774)

Net assets of business acquired                                  --      (4,375)
                                                           --------    --------

Net cash used in investing activities                        (6,194)    (10,149)

Financing activities

Proceeds from stock issuance                                  1,952       1,751

Distribution to Digital shareholders                         (2,000)     (8,000)

Other                                                          (156)        (83)
                                                           --------    --------

Net cash used in financing activities                          (204)     (6,332)

Effect of exchange rates on cash                               (452)       (179)
                                                           --------    --------

Net change in cash and cash equivalents                      (6,193)       (255)

Cash and cash equivalents at beginning of period             20,444      26,322
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 14,251    $ 26,067
                                                           ========    ========


See accompanying notes.               -6-

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

The following table sets forth the reconciliation of diluted weighted-average shares outstanding:

                                                      Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                      ------------------      -----------------
                                                        (In Thousands)          (In Thousands)

                                                       1998        1997        1998       1997
                                                       ----        -----       ----       ----
Weighted - average shares outstanding                 14,654      14,432      14,577     14,365
Dilutive effect of stock options                         206         617         236        514
                                                      ------      ------      ------     ------
Diluted weighted - average shares outstanding         14,860      15,049      14,813     14,879
                                                      ======      ======      ======     ======

Pro forma net income and pro forma earnings per share as shown on the Condensed Consolidated Statements of Income presents income taxes for Digital Instruments, Inc. as if Digital Instruments, Inc., which was merged in a pooling of interest with the Company in May 1998, had been a "C" Corporation for all periods presented and therefore, subject to federal income taxes at the corporation level (See Note 2).

Note 2 - Merger

On May 29, 1998, the Company merged with Digital Instruments, Inc. of Santa Barbara, CA ("Digital") a world leader in scanning probe/atomic force microscopy (SPM/AFM). Under the merger, Digital shareholders received 5,583,725 shares of Veeco common stock. The merger is accounted for as a pooling of interests transaction and, accordingly, historical financial data has been restated to include Digital data. Merger and reorganization expenses principally related to this transaction amounted to $7.5 million . They were comprised of transaction fees and expenses of $3.3 million, a $1.6 million non-cash compensation charge related to stock issued in accordance with a pre-existing agreement with a key Digital Instruments employee, $1.4 million of duplicate facility costs and $1.2 million of reorganization costs all of which were charged to operating expenses during the nine month period ended September 30, 1998. Prior to the merger, Digital had elected "S" Corporation status for income tax purposes and therefore not subject to federal income taxes at the corporation level. As a result of the merger, Digital terminated its "S" Corporation election. Pro forma net income presents income taxes for Digital as if it had been a "C" Corporation for all periods presented. The following unaudited pro forma data summarizes the combined results of operations of the Company and Digital as though the merger occurred at the beginning of fiscal year 1995 and as if Digital had been a "C" Corporation.

Unaudited pro forma data
(In thousands)

                                                        Years Ended
                                                        December 31,
                                            1997           1996           1995
                                          --------------------------------------
Revenues:
    Veeco                                 $165,408       $115,042       $ 85,825
    Digital                                 51,320         50,017         38,151
                                          --------       --------       --------
    Combined                              $216,728       $165,059       $123,976
                                          ========       ========       ========

Pro forma net income:
    Veeco                                 $ 12,283       $ 10,835       $  9,237
    Digital                                  8,537         10,040          7,039
                                          --------       --------       --------
    Combined                              $ 20,820       $ 20,875       $ 16,276
                                          ========       ========       ========

Note 3 - Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                               September 30,       December 31,
                                                   1998                1997
                                                  -------             -------
                                                         (In thousands)

Raw materials                                     $29,430             $25,016
Work-in process                                    11,225               8,101
Finished goods                                     10,966              11,708
                                                  -------             -------
                                                  $51,621             $44,825
                                                  =======             =======

Note 4- Balance Sheet Information

Selected balance sheet account disclosures follow:

                                              September 30,        December 31,
                                                  1998                 1997
                                                 -------             -------
                                                        (In thousands)

Allowance for doubtful accounts                  $ 1,088             $ 1,005
Accumulated depreciation and amortization
   of property, plant and equipment               14,895              11,589
Accumulated amortization of excess of cost
    over net assets acquired                       1,138               1,040

Note 5 - Other Information

Interest paid during the nine months ended September 30, 1998 and 1997 was $.9 million for each period. The Company made income tax payments of $4.3 million during each of the nine month periods ended September 30, 1998 and 1997.

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

For the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $8.2 million and $19.2 million, respectively.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for both interim and annual financial statements for periods ending after December 15, 1997. Segment information is not required to be reported in interim financial statements in the first year of application. The Company intends to adopt SFAS No. 131 for the fiscal year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1998 and 1997

Net sales of $50.5 million for the three months ended September 30, 1998 declined 8% from the 1997 comparable period sales of $55.2 million, reflecting a decline in process equipment sales partially offset by an increase in metrology sales. Sales in the US, Europe, Japan and Asia Pacific, respectively, accounted for 56%, 14%, 15% and 10%, respectively, of the Company's net sales for the three months ended September 30, 1998. Sales in the US and Japan remained flat while sales in Europe increased 11% and sales in Asia Pacific decreased 58% from the comparable 1997 period. Metrology sales in the U.S. increased 22% while process equipment sales declined 14%. The increase in European sales resulted from increased metrology and industrial measurement sales partially offset by a decline in process equipment sales. The decrease in Asia Pacific sales reflected the continued economic downturn in that region, particularly in the data storage industry. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

Metrology sales of $30.2 million for the three months ended September 30, 1998 increased by $3.6 million or 13% over the comparable 1997 period, reflecting increased use of metrology products for in-line inspection of critical steps in data storage. Process equipment sales of $15.6 million for the three months ended September 30, 1998 decreased by $8.4 million or 35% from the comparable 1997 period, as sales of ion beam etch products declined, partially offset by an increase in sales of ion beam deposition equipment. Sales of ion beam etch products continue to be negatively affected by industry over capacity in data storage. Industrial measurement sales of $4.7 million for the three months ended September 30, 1998 increased 3% from the comparable 1997 period.

Veeco received $43.5 million of orders for the three months ended September 30, 1998, a 27% decrease compared to $59.5 million of orders for the comparable 1997 period. Metrology orders decreased by 24% to $25.3 million while process equipment orders decreased 33% to $14.0 million which reflects the continued weakness in the semiconductor and data storage industries. The book/bill ratio for the third quarter of 1998 was .86. Based upon the continued weakness in the semiconductor and data storage industries, the Company expects revenues and operating income to remain relatively flat for each of the next several quarters.

Gross profit for the three months ended September 30, 1998 of $23.2 million represents a decline of $3.7 million from the comparable 1997 period. Gross profit as a percentage of net sales decreased to 45.9% for 1998 from 48.8% for the comparable 1997 period, principally due to a decrease in gross margin for process equipment. This decline in process equipment gross margin resulted from lower sales volume, increased field service, warranty, facility and information system costs and the increase in sales of new deposition products with lower initial gross margins than established ion beam etch products. The metrology product experienced higher field service and warranty costs as it expanded sales of production related inspection tools to data storage customers at a variety of international locations.

Research and development expenses of $7.1 million for the three months ended September 30, 1998 increased by $.9 million or 15% over the comparable period of 1997 as the Company continues to increase spending for new product development in each of its product lines, particularly in its metrology product line for in-line inspection tools for semiconductor and data storage industries.

Selling, general and administrative expenses of $10.2 million for the three months ended September 30, 1998 were relatively flat as compared to the same period of 1997.

In connection with the merger with Wyko Corporation, the Company incurred approximately $2.3 million of merger related fees in the three months ended September 30, 1997 consisting of investment banking, legal and other transaction costs.

Income taxes for the three months ended September 30, 1998 amounted to $1.8 million or 30% of income before income taxes as compared to $2.0 million or 23% of income before income taxes for the same period of 1997. This increase in the effective tax rate reflects Digital's "S" Corporation tax status for five months in 1998 (through the merger date) compared to a full year in 1997. As an "S" Corporation, Digital was not subject to federal income tax at the corporation level.

Nine Months Ended September 30, 1998 and 1997

Net sales were $155.3 million for the nine months ended September 30, 1998 representing a decrease of $3.6 million or 2% from the comparable 1997 period. The decrease in sales reflects a 34% decrease in process equipment sales offset by a 23% increase in metrology sales. Sales in the US, Europe, Japan and Asia Pacific, respectively, accounted for 50%, 18%, 17% and 10%, respectively, of the Company's net sales for the nine months ended September 30, 1998. Sales in the US decreased approximately 14%, while international sales included a 92% increase in Europe, a 21% increase in Japan and a 28% decrease in Asia Pacific from the comparable 1997 period. The decrease in US sales principally reflects reduced process equipment sales to data storage customers. The increase in European sales principally reflects increased process equipment sales to data storage customers along with increased metrology sales for data storage and semiconductor applications. The increase in sales in Japan principally reflects an increase in process metrology sales. The decrease in sales in Asia Pacific principally reflects a decrease in sales of all product lines resulting from the economic downturn in that region. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

Metrology sales of $97.6 million for the nine months ended September 30, 1998 increased by $18.1 million or 23% over the comparable 1997 period principally reflecting increased use of metrology products for in-line inspection of critical steps in data storage applications. Process equipment sales of $42.6 million for the nine months ended September 30, 1998 decreased by $22.0 million or 34% from the comparable 1997 period, as sales of ion beam etch products declined, partially offset by sales of new deposition equipment. Ion beam etch sales continue to be negatively affected by excess capacity in data storage. Industrial measurement sales for the nine months ended September 30, 1998 of $15.1 million increased 3% over the comparable 1997 period.

Veeco received $159.4 million of orders for the nine months ended September 30, 1998 representing a 5% decrease from $167.6 million of orders in the comparable 1997 period. Metrology orders increased 16% to $97.2 million reflecting the increased use of in line metrology for production applications such as PTR (pole tip recession) measurements for new MR/GMR thin film magnetic heads. Process equipment orders decreased 27% to $48.9 million as a result of a reduction in orders of ion beam etch products reflecting weak data storage market conditions accompanied by industry wide over capacity. The book/bill ratio for the nine months ended September 30, 1998 was 1.03.

Gross profit for the nine months ended September 30, 1998 of $71.5 million represents a decrease of $6.6 million from the comparable 1997 period. Gross profit as a percentage of net sales decreased to 46.0% for 1998 from 49.1% for 1997, principally due to a decrease in gross margin for the process equipment product line. This decline resulted from lower sales volume, increased field support, warranty, facility and information system costs and the increase in sales of new deposition products with lower initial gross margins than established ion beam etch products. The metrology product experienced higher field service and warranty costs as it expanded sales of production related inspection tools to data storage customers at a variety of international locations.

Research and development expense for the nine months ended September 30, 1998 of $20.5 million increased by $3.3 million or 19% over the comparable period of 1997, as the Company continues to invest in new product development in each of its product lines with particular emphasis on in-line inspection tools in the metrology product line and deposition tools for its process equipment line.

Selling, general and administrative expenses of $31.4 million for the nine months ended September 30, 1998 increased by $2.6 million compared to the comparable 1997 period as a result of increased costs to support the growth in the metrology product line along with investments made in customer sales and field support including the transition to more direct sales and support coverage in Japan, Europe and Asia Pacific.

As described in Note 2, the Company recorded a $7.5 million non-recurring pre-tax charge for merger and reorganization expenses during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Company recorded a $4.2 million expense for the fair value of acquired in-process engineering and development projects and a non-recurring $2.3 million charge for merger related fees consisting of investment banking, legal and other transaction costs in connection with the merger with Wyko Corporation.

Income taxes for the nine months ended September 30, 1998 amounted to $3.5 million or 30% of income before income taxes as compared to $5.9 million or 23% of income before income taxes for the same period of 1997. This increase in the effective tax rate reflects Digital's "S" Corporation status for five months in 1998 (through the merger date) compared to a full year in 1997. As an "S" Corporation, Digital was not subject to federal income taxes at the corporation level.

Liquidity and Capital Resources

Net cash provided by operations totaled $.7 million for the nine months ended September 30, 1998 compared to $16.4 million for the comparable 1997 period. This change in cash provided from operations reflects a decrease in net income for the 1998 period of $11.7 million from the comparable 1997 period, along with the use of cash for changes in operating assets and liabilities. Accounts payable and accrued expenses and other current liabilities decreased by $5.5 million during the nine months ended September 30, 1998 while increasing $11.8 million during the comparable period of 1997. The decrease in accounts payable and accrued expenses and other current liabilities in 1998 reflects the payment of certain liabilities including a portion of the non recurring merger related expenses and the reduction in customer deposits. The increase in accounts payable and accrued expenses and other current liabilities in 1997 reflect the growth in business in 1997 over 1996. Accounts receivable increased $1.5 million during the nine months ended September 30, 1998 while increasing $11.3 million during the comparable 1997 period.

Veeco made capital expenditures of $6.2 million for the nine month period ended September 30, 1998, compared to $5.8 million in the comparable 1997 period. Capital expenses in 1998 were principally for engineering and application lab equipment.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

Year 2000

The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, the Company has determined that it will be required to modify or replace portions of its business systems software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of it business systems existing software and certain hardware, the Company's computer programs should be able to continue to operate effectively after December 31, 1999. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, in addition to its own systems, the Company relies directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and governmental agencies (collectively, "Third Parties").

The Company is utilizing both internal and external resources to resolve the Year 2000 Issue following a phased approach which is comprised of inventory and assessment, planning and renovation, testing and implementation. The following describes the Company's efforts to identify and address its and applicable Third Party Year 2000 Issues with respect to a) the Company's information technology systems, including facilities and infrastructure, b) the Company's products and
c) the Company's suppliers:

a) The Company's information technology systems including facilities and infrastructure:

In 1997, the Company completed its installation of a new business system for its process equipment and industrial product lines which has been certified by the vendor as Year 2000 compliant. The Company is in the process of either testing or assessing the extent of upgrades or modification required for its business systems for its metrology product lines. Furthermore, the Company is in the process of installing a new business system for its sales and service offices in Europe that the vendor has certified is Year 2000 compliant.

The Company is also in the process of completing its inventory and assessment of its desktop systems and laptops. The Company currently uses standard "off the shelf" vendor supplied software on its desktop systems and laptops. Many of these vendors are still implementing their Year 2000 compliance programs and the Company will implement the Year 2000 compliant versions as required when those solutions are available.

The Company is in the process of assessing its Year 2000 risk with respect to telephone and communications systems, utility systems and building security systems. Formal inquires are expected to be sent to third parties before December 31, 1998 inquiring as to such Third Parties Year 2000 readiness.

b) The Company's products:

The Company is in the process of completing its inventory and assessment of its products Year 2000 readiness utilizing testing guidelines prepared by Sematech, a consortium of suppliers to worldwide semiconductor manufacturers. The Company plans to comply with Sematech's guidelines for Year 2000 compliance for its metrology and process equipment lines. The Company believes its new products are designed to be Year 2000 capable, however, some of the Company's older products will require upgrades for Year 2000 capability. The Company intends to provide upgrades for certain of such products, some of which will be provided to customers without charge. Notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company which could have a material adverse effect on the Company's business, results of operations or financial condition. Moreover, the Company's customers could choose to convert to other Year 2000 capable products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

c) The Company's suppliers:

The Company is in the process of inquiring of its significant suppliers and subcontractors the status of their Year 2000 readiness. To date, the Company is not aware of any Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that suppliers or subcontractors will be Year 2000 ready. The inability of suppliers or subcontractors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The Company is unable to determine the effect of non-compliance by suppliers or subcontractors.

The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $400,000 to $750,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $100,000 (which has been expensed), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $250,000 to $400,000 is attributable to the purchase of new software and operating equipment which will be capitalized. The remaining $50,000 to $250,000 relates to repair of hardware and software and external consultant costs and will be expensed as incurred.

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event the Company does not successfully complete any additional phases, it may disrupt the Company's ability to do business with its suppliers and customers. In addition, there can be no assurance that the systems of Third Parties with which the Company interacts will not suffer from Year 2000 problems, or that such problems would not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, Year 2000 problems that have been or may in the future be identified with respect to the IT and Non-IT systems of Third Parties having widespread national and international interactions with persons and entities generally (for example, certain IT and Non-IT systems of governmental agencies, utilities and information and financial networks) could have a material adverse impact on the Company's financial condition or results of operations.

The Company does not currently have any contingency plans with respect to the Year 2000 Issue. The Company currently is in the process of reviewing its Year 2000 compliance plans to determine what contingency plans, if any are appropriate. There can be no assurance that such measures will prevent the occurance of Year 2000 problems, which could have a material adverse effect upon Company's business, results of operations or financial condition.

Forward-Looking Statements

To the extent that this Report on Form 10-Q discusses expectations about market conditions, including the continued weakness experienced by the data storage and semiconductor industries, or about market acceptance and future sales of the Company's products or the Company's profitability, or otherwise makes statements about the future, including statements of the Company's Year 2000 readiness, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the cyclical nature of the data storage and semiconductor industries, risks associated with the acceptance of new products by individual customers and by the marketplace, and other factors discussed in the Business Description on Form 10-K and Annual Report to Shareholders.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

27.1 Financial data schedule of Veeco Instruments Inc. for the quarterly period ended September 30, 1998, filed herein.

27.2 Financial data schedule of Veeco Instruments Inc. for the quarterly period ended September 30, 1997, (restated) filed herein.

b)    Reports on Form 8-K.

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1998

                                    Veeco Instruments Inc.


                             By: /s/ Edward H. Braun
                                 ------------------------------
                                  Edward H. Braun
                                  Chairman, CEO and President



                            By:  /s/  John F. Rein, Jr.
                                 ------------------------------
                                  John F. Rein, Jr.
                                  Vice President, Finance
                                  and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibits:

      27.1 Financial data schedule of Veeco Instruments, Inc. for the quarterly period ended September 30, 1998, filed herein.

      27.2 Financial data schedule of Veeco Instruments, Inc. for the quarterly period ended September 30, 1997 (restated), filed herein.