Form 10-K
period 1998-12-31
VEECO INSTRUMENTS INC
filed 1999-03-29
CIK 103145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   / X / ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
                  /   / TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________
                         COMMISSION FILE NUMBER 0-16244
                             VEECO INSTRUMENTS INC.
                                  (REGISTRANT)
               DELAWARE                                   11-2989601
               (State or other jurisdiction               (I.R.S. Employer
               of incorporation or organization           Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 19, 1999 as reported on the Nasdaq National Market, was approximately $542,237,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 19, 1999, the Registrant had outstanding 15,890,795 shares of Common Stock.

                           DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14 , 1999 are incorporated by reference into Part III of this Form 10-K Report.

PART I

ITEM 1. BUSINESS.

THE COMPANY

Veeco is a leader in the design, manufacture, marketing and servicing of a broad line of precision metrology and process equipment used to measure, test and manufacture microelectronic products for the data storage and semiconductor industries. Veeco's precision metrology equipment is primarily used to measure critical dimensions on thin film magnetic heads (TFMHs) and semiconductor devices. The Company's process equipment is primarily used to etch and deposit materials in the manufacture of TFMHs.

Demand for Veeco's products has been driven by the increasing miniaturization of microelectronic components; the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components; and, in the data storage industry, the introduction of new magnetoresistive (MR) and giant magnetoresistive (GMR) TFMHs which require additional manufacturing steps and the ability to conduct critical measurements for quality control and other purposes during the manufacturing process. The ability of Veeco's products to deposit precise thin films, precisely etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices, such as TFMHs and semiconductor devices.

Veeco sells its products worldwide to many leading manufacturers in the data storage, semiconductor and other industries, as well as research and development centers and universities. Customers include IBM, Seagate, Read-Rite, Siemens, Lawrence Livermore National Laboratory, TDK and Storage Technology.

RECENT DEVELOPMENTS

On February 2, 1999, the Company completed a public offering, pursuant to which 1,000,000 shares of Common Stock, par value $.01 per share, were issued and sold by the Company for $52.00 per share, less underwriting discounts and commissions of $2.34 per share. The Company expects to use the net proceeds of the offering (approximately $49 million) for capital expenditures including additional clean manufacturing areas and expanded customer application laboratories and for working capital and general corporate purposes, including potential acquisitions. In addition, as part of the public offering, certain stockholders of the Company sold 2,575,000 shares of Common Stock. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

On May 29, 1998, the Company merged with Digital Instruments, Inc., of Santa Barbara, California ("Digital"). Under the merger agreement, Digital shareholders received 5,583,725 shares of Veeco common stock. The merger has been accounted for as a pooling of interests and, accordingly, historical data has been restated to include Digital data.

INDUSTRY BACKGROUND

TFMHs and semiconductor devices are fabricated by performing a complex series of process steps on aluminum oxide-titanium carbide substrates or silicon wafers. The three primary categories of wafer processing steps are deposition, photolithography and etching. Similarly, the production of TFMHs includes many steps of patterning, etch and deposition. Each of these steps is typically repeated several times during the fabrication process to create multi-layered structures. The resulting semiconductor device or TFMH consists of many intricate patterns on circuits. Depending upon the specific design of any given integrated circuit, a variety of film thickness and a number of layers and film types will be used to achieve desired performance characteristics. Continued demand for smaller, faster and less expensive microelectronic components, particularly in the computer industry, has led to increasing miniaturization. This increasing miniaturization of microelectronic components, including TFMHs and semiconductor devices, has resulted in an increased number of manufacturing steps which require greater use of precise etching and deposition equipment. In addition, metrology systems are used throughout the manufacturing process in order to improve yields by monitoring process accuracy, product quality, repeatability and by measuring critical dimensions and other physical features such as film thickness, line width, step height, sidewall angle and surface roughness.

The market for microelectronic components (including disk drives, TFMHs and semiconductor devices) has grown rapidly in recent years, driven by corporate and consumer use of data storage intensive products such as networked personal computers (PCs), Windows NT client servers and the Internet, among others. Veeco believes that annual unit growth in PCs, hard disk drives and MR/GMR heads has been since 1997 in the 10%-15% range, 12%-17% range and 20%-25% range, respectively, and will continue to grow at such rates until 2001. While the Company believes that the PC market is the primary driver of disk drive unit growth, disk drives are also increasingly being used for emerging applications such as television set-top boxes, video-on-demand systems, and small electronic devices such as digital cameras and personal digital assistants.

TRENDS IN THE DATA STORAGE INDUSTRY.--In order to satisfy market demand for devices with greater storage capacity, the data storage industry has responded with new head designs incorporating the higher areal densities required to store more data. The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. According to data storage industry sources, areal densities have been increasing since 1990 at approximately a 60% annual rate and are expected to continue to do so until at least 2005. With more storage capacity requiring multiple disks per drive, magnetic head production is growing faster than the overall disk drive industry. Prior to 1998, most magnetic heads being produced were inductive, but new designs utilize MR and GMR heads, which allow for higher areal densities. Inductive heads were limited to areal densities of approximately 1-2 gigabits per square inch (Gbits/in2), while MR heads allow for 5 Gbits/in2 and GMR heads are expected to allow for 50 Gbits/in2 by the year 2005.

The Company believes that substantial investment is being made in GMR technology and that the industry is transitioning from producing approximately 30 million GMR heads in 1998 to producing nearly 100 million GMR heads in 1999, 375 million in 2000 and 775 million in 2001. In addition, the conversion to smaller sized heads (i.e., "pico," "femto" vs. the "nano" designs currently in production) requires tighter dimensional tolerance control.

As a result of the increased miniaturization of microelectronic components, the data storage industry has recently experienced a trend toward the expanded use of in-line metrology products for yield improvement and integrated test programs in the production of TFMHs and hard disks. Since the new heads are more sensitive and more complicated to manufacture, there is a greater need for 100% testing of critical process steps. In addition, such testing allows manufacturers to ramp up production more quickly and improve yields on these next generation heads.

TRENDS IN THE SEMICONDUCTOR INDUSTRY.--Current semiconductor industry technology trends include smaller feature sizes (sub-.25 micron line widths), larger substrates (i.e., the transition to 300mm wafers) and the increased use of metrology in the manufacturing process. The semiconductor industry is also undergoing trends related to advanced interconnect and chemical mechanical polishing (CMP) technologies. Semiconductor manufacturers use metrology tools in their wafer fabrication facilities to detect any process deviations as early in the manufacturing process as possible. These tools are critical for yield enhancement resulting in cost reduction.

VEECO'S PRODUCTS

Veeco offers three primary product lines: metrology, process equipment and industrial measurement. Historical contribution to net sales by each of these product lines is shown below for the years indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                                 1998           1997          1996
                                                            --------------------------------------------
                                                                       (DOLLARS IN MILLIONS)
Metrology                                                      $126.2          $112.8         $92.1
   % OF NET SALES                                                61.0%           52.0%         55.8%
Process Equipment                                               $60.9           $84.5         $53.2
   % OF NET SALES                                                29.5%           39.0%         32.2%
Industrial Measurement                                          $19.7           $19.4         $19.8
   % OF NET SALES                                                 9.5%            9.0%         12.0%


See note 8 of Consolidated Financial Statements of the Company for additional information regarding the Company's reportable segments.

METROLOGY EQUIPMENT

Veeco's metrology product line includes atomic force/scanning probe microscopes, optical interferometers and stylus profilers. These products offer a broad range of solutions to customers in the data storage and semiconductor industries, as well as versatile tools for use by research and development centers and universities.

ATOMIC FORCE/SCANNING PROBE MICROSCOPES (AFM/SPMS)

In May 1998, Veeco merged with Digital, a leader in AFM/SPM technology. By merging with Digital, Veeco complemented its existing family of metrology products by adding next generation AFM/SPM technology capable of resolving and imaging nanometer-level dimensional variations and surface properties. Over time, the feature sizes in integrated circuits and magnetoresistive elements of data storage devices have decreased. Today, the smallest feature sizes on integrated circuits are on the order of 250 nanometers. Plans are in place to fabricate integrated circuits with feature sizes as small as 180 and then 130 nanometers within the next few years.

The Atomic Force Microscope "feels" the sample surface directly using a probe consisting of a very sharp tip mounted on a microscopic spring arm (a cantilever). The interaction of the probe with the surface is detected by measuring deflections of the cantilever with an optical beam system. AFMs permit resolution at the molecular level. Digital developed some of the first AFMs used in commercial applications and most of the SPMs manufactured and sold by Digital are AFMs. SPMs, and particularly AFMs, can directly measure both lateral and vertical shapes with nanometer resolution and with direct 3D capability. In contrast, light-based instruments, including interferometric and confocal microscopes, have limited lateral resolution for measurements of less than half the wavelength of light, or less than about 250 nanometers. Digital's AFM products utilize its patented TappingMode technology, achieving the high resolution and stability previously obtainable only through destructive physical contact with the sample surface while employing a light touch previously achievable only through the less stable non-contact mode.

In addition to topography, AFMs can also directly measure magnetic field (such as magnetic bits on a hard disk); electric field; hardness (such as thin film integrity); electric charge density (such as dopant concentrations in semiconductors); temperature (such as temperature distribution in disk drive recording head elements); and various chemical properties (such as the difference in binding preference among biological molecules). AFMs make these measurements on almost any surface; in air, vacuum or under fluids; and with minimal sample preparation.

Veeco produces a broad range of AFM/SPM products designed for data storage, semiconductor, and other industrial and research applications. These products include the NANOSCOPE DIMENSION SERIES SPMS, NANOSCOPE SPMS AND BIOSCOPE SPMS. The BIOSCOPE SPMS are specifically designed for biological sciences. Veeco's high-end DIMENSION 9000 SPM, the first of which was shipped in May 1998, meets clean room specifications for full wafer fab compatibility. Veeco believes this product is well suited for on-line integrated circuit and data storage processing applications, because it is available with tip evaluation and automated tip exchange. Selling prices of these products range from $40,000 to $700,000.

From July 1993 through December 1998, Veeco was the exclusive worldwide sales and marketing representative to market, sell and service the IBM-manufactured SXM Workstation AFM to customers in the semiconductor and data storage industries. Following the merger with Digital, which provided Veeco with access to Digital's AFM/SPM technology and products, Veeco entered into an agreement with IBM in December 1998 pursuant to which Veeco's exclusive rights were terminated. The parties continue to maintain a non-exclusive business relationship with respect to the SXM Workstation, pursuant to which Veeco may market and sell product units previously purchased by Veeco and IBM will continue to provide replacement parts to Veeco to enable Veeco to satisfy its warranty obligations to its customers. IBM continues to be a major customer of each of Veeco's product lines. See "Customers."

OPTICAL INTERFEROMETRY PRODUCTS

Substantially all of Veeco's optical instruments, produced by Wyko Corporation ("Wyko"), are designed to make non-contact surface measurements using interferometry technology. These instruments employ either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry (PSI) and vertical scanning interferometry (VSI), these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes. Selling prices for optical interferometry instruments range from approximately $90,000 to $170,000.

Veeco's major optical products include the NT2000, the SP3000 and the HD-SERIES optical profilers. The NT2000 product line measures surface roughness, heights and shapes. The WYKO SP3000, for advanced packaging applications, measures surface height, bump volume and diameter and bump coplanarity on silicon wafers and ceramic substrates. Wyko's HD-SERIES instruments are a line of microstructure measurement equipment used by manufacturers of mass memory components including manufacturers of heads, disks, drives and suspensions. HD-SERIES instruments are used for research and development, production control, process improvement, final parts inspection, incoming parts inspection, and field failure analysis.

During 1998, Veeco received multiple orders for WYKO HD2100 and HD3300 in-line measurement tools from leading data storage manufacturers for advanced MR and GMR thin film head production, including IBM, Seagate and Read-Rite, to be used for 100% in-line testing of TFMHs. The latest model, the HD3300, is a production-configured optical profiler that repeatably measures both pole-tip recession and air-bearing surface flatness on either nano- or pico-series TFMHs in one pass. The HD3300 system, with its smaller footprint, allows TFMH manufacturers to further monitor and refine their manufacturing processes for next-generation higher areal densities. The system's increased speed and reliability allow 100% in-line production testing of thin film magnetic sliders, providing a means for improving head yields with a corresponding rapid payback of the customer's investment in the system.

STYLUS PROFILERS

Stylus profilers are used to produce cross-sectional representations and/or quantitative measurements, which are displayed on a video monitor. Veeco's stylus profiler systems utilize a precision translation stage which creates relative motion between the sample and a diamond tipped stylus. As the sample moves under the stylus, surface variations cause vertical translation of the stylus, which is tracked and measured. Stylus profilers are widely used for height, width, pitch and roughness measurements of features on semiconductor devices, magnetic and optical storage media (e.g., hard drives), flat panel displays, and hybrid circuits. Veeco believes that its stylus profiler products are recognized for their accuracy, repeatability, ease of use and technology features, and are designed to meet a range of industry specifications and customer requirements. Each of Veeco's stylus profilers incorporates a proprietary software package to assist in data collection, analysis and interpretation. Stylus profilers have selling prices in the range of approximately $30,000 to $300,000, depending upon product specifications, materials handling capability and specific applications.

PROCESS EQUIPMENT

Veeco's process equipment product line includes etch and deposition systems, primarily for data storage applications. Veeco's deposition products include ion beam deposition (IBD) systems, diamond-like carbon (DLC) deposition systems and physical vapor deposition (PVD) systems. Veeco offers ion beam etch/IBD/PVD technologies in a single cluster tool to provide data storage customers a total solution for the manufacture of next generation MR/GMR TFMHs. Selling prices of Veeco process equipment products range from approximately $650,000 to $3,000,000.

ETCH SYSTEMS

Veeco develops and produces ion beam etch systems, sold under the MICROETCH brand name. These systems etch precise, complex features for use primarily by data storage and semiconductor manufacturers in the fabrication of discrete and integrated microelectronic devices such as TFMHs. Veeco believes that it holds the leadership position in the overall market for ion beam etching systems utilized for production of TFMHs.

Ion beam etching permits precise sub-micron low temperature etching of a wide variety of materials, including many which cannot be etched by other processes, and has emerged as a leading fabrication process in the TFMH data storage industry for both circuit patterning and micromachining. This technology is utilized in multiple steps of the advanced TFMH fabrication process. In addition, as the demand for integrated circuits and microsensors with sub-micron features grows, Veeco believes the demand for ion beam etching systems will increase. Each process equipment product is available as a single loadlock system or in an automated (multi-chamber) cluster tool configuration. These systems provide flexibility and throughput by either permitting the etch process to occur in up to three parallel chambers or by combining with ion beam deposition or physical vapor deposition.

DEPOSITION SYSTEMS

ION BEAM DEPOSITION SYSTEMS. IBD-350 ion beam deposition systems utilize an ion beam to deposit thin films and may be mated to Veeco's Cluster System platform to allow either parallel or sequential etch/deposition processes. The IBD-350 deposits high purity thin film layers and provides maximum uniformity and repeatability.

DIAMOND-LIKE CARBON DEPOSITION SYSTEMS. Veeco's DLC-350V diamond-like carbon deposition system has been developed to deposit protective coatings on advanced TFMHs. The system consists of a single cassette vacuum loadlock and a high vacuum processing chamber with two ion beam sources.

PHYSICAL VAPOR DEPOSITION SYSTEMS. Veeco's PVD Cymetra systems are available in either a planetary or static configuration which can be used to deposit films in several ways. The planetary configuration produces films with a high degree of uniformity, repeatability and process control. Multiple targets of different materials are provided in a single chamber to permit deposition of a stack of films. The PVD Cymetra systems are also available in static configurations. These consist of individual chambers dedicated to a single target material.

IBE/IBD/PVD CLUSTER TOOLS. Veeco's cluster tool format allows for combinations of etch and deposition modules to address the challenging manufacturing requirements of MR/GMR TFMHs.

INDUSTRIAL MEASUREMENT EQUIPMENT

Veeco's industrial measurement products include X-Ray fluorescence thickness measurement systems as well as leak detection/vacuum equipment. These products have applications in a wide range of industries including electronic, aerospace, transportation and semiconductor. Selling prices for industrial measurement products range from approximately $20,000 to $1,700,000.

X-RAY FLUORESCENCE THICKNESS MEASUREMENT SYSTEMS

Veeco believes that its X-Ray Fluorescence (XRF) systems incorporate an advanced technology for non-destructive thickness and composition measurement of plated parts, providing high accuracy and precision on a cost-effective basis. As industries increase their emphasis on tighter process control manufacturing specifications (e.g., ISO 9000), XRF technology has become important due to its speed, repeatability, accuracy and non-destructive measurement capability. Due to increased miniaturization of components in the microelectronics industry and the increased need for on-line production testing, Veeco believes that the XRF market will grow and that XRF technology will be brought into new applications, such as microelectronic, data storage and metal finishing electrical corrosion resistant coatings. Veeco's XRF products incorporate Veeco's XPert software package, which operates in a Microsoft Windows environment and offers features including advanced user-friendly interface and sophisticated statistical data analysis.

LEAK DETECTION/VACUUM EQUIPMENT

For over 50 years, Veeco (and its predecessors) have produced mass spectrometry leak detection equipment used for the non-destructive precise identification of the size and location of leaks in sealed components. Leak detectors are used in a broad range of electronic, aerospace and transportation products, with applications in the production of automotive airbags, semiconductor devices, air conditioning and refrigeration components, chemical valves, medical devices such as pacemakers, and fiber optic cable production. Veeco also produces vacuum systems, including vacuum pumping stations and gauges, which are sold primarily to industrial customers.

SERVICE AND SALES

Veeco recognizes that its customer service organization is a significant factor in the Company's success. The Company provides service and support on a warranty, service contract or an individual service-call basis. Veeco also offers enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services and a 24-hour hotline service for certain products. The Company believes that offering seven-day per week, 24-hour per day worldwide support to its customers creates stronger relationships with customers and provides a significant competitive advantage. Approximately 14.8% of Veeco's net sales for the year ended December 31, 1998 constituted revenues from service and support and the sale of spare parts and components. These results are included in Veeco's process equipment, metrology and industrial measurement sales.

Veeco sells its products worldwide through 19 strategically located sales and service facilities, including nine in the U.S., five in Europe, three in Asia Pacific, and two in Japan. In 1997 and 1998, Veeco expanded its direct worldwide sales and service support organization to focus on combined field service and customer support for all Veeco process equipment and metrology products. As of December 31, 1998, Veeco employed 102 sales and marketing representatives and 118 field service representatives.

CUSTOMERS

Veeco sells its products to many of the world's major data storage and semiconductor manufacturers, and to customers in other industries, research centers and universities. For the year ended December 31, 1998, 55% of Veeco's sales were to data storage customers, 20% to semiconductor customers and 25% to others. During this period, sales to Veeco's top three customers, IBM, Read-Rite and Seagate, accounted for approximately 35% of total sales.

          Veeco's major customers include:

          Alps                                          Read-Rite
          AMD                                           Samsung
          Applied Magnetics/DAS Devices                 Seagate
          Headway Technologies                          Seiko
          Hewlett Packard                               Sharp
          Hitachi                                       Siemens
          Hutchinson Technology                         Silmag
          Ibiden                                        SONY
          IBM                                           Storage Technology
          Intel                                         Texas Instruments
          Lawrence Livermore National Laboratory        TDK
          Quantum                                       Toshiba


RESEARCH AND DEVELOPMENT

Veeco believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Veeco utilizes information supplied by its distributors and customers to design and develop new products and product enhancements and to reduce time-to-market for these products.

Veeco's research and development programs are organized by product line; new products have been introduced into each of Veeco's product lines in each of 1998, 1997 and 1996. During the last two years, Veeco has introduced new ion beam deposition, diamond-like carbon coating and physical vapor deposition systems, Digital has introduced new AFM/SPM products and Wyko has introduced several new production-oriented interferometry products.

In addition, Veeco has leveraged technology on a company-wide basis to develop new products. In 1998, Veeco's AFM and stylus profiler research teams collaborated in the development of the Vx-series Atomic Force Profiler.

Veeco's research and development expenses were approximately $27.4 million, $24.5 million and $17.7 million, or approximately 13.2%, 11.3% and 10.7% of net sales, for each of the years ended December 31, 1998, 1997 and 1996, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

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

Certain of the components and sub-assemblies included in the Company's products are obtained from a single source or a limited group of suppliers. Although the Company does not believe it is dependent upon any supplier of the components and sub-assemblies referred to in the previous sentence as a sole source or limited source for any critical components, the inability of the Company to develop alternative sources, if required, or an inability to meet a demand or a prolonged interruption in supply or a significant increase in the price of one or more components could adversely affect the Company's operating results.

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

COMPETITION

In each of the markets that it serves, Veeco faces substantial competition from established competitors some of which have greater financial, engineering, manufacturing and marketing resources than Veeco. In addition, to a lesser extent many of Veeco's product lines face competition from alternative technologies, some of which are more established than those used by Veeco in its products. Significant marketing factors for metrology and process equipment tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership, and technical service and support. Veeco believes it competes favorably on the basis of these factors in each of Veeco's served markets for such products. None of Veeco's competitors competes with Veeco across all of Veeco's product lines.

Veeco competes with metrology product manufacturers such as Hitachi, KLA-Tencor, Thermo-Microscopes, ADE Corporation and Zygo Corporation. Veeco competes with process equipment manufacturers such as Commonwealth Scientific Corporation, Hitachi, Nordiko, CVC and Balzers. Veeco competes with industrial measurement product manufacturers such as Kevex, CMI International, Fischer, Varian Associates, Leybold and Alcatel.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

Veeco's success depends in part on its proprietary technology. Although Veeco attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that Veeco will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently.

Veeco has more than 75 patents and over 10 exclusive and non-exclusive licenses to patents owned by others covering its various products which Veeco believes provide it with a competitive advantage. Veeco has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. Veeco believes that there are no patents which are critical to its operations, and that the success of its business depends primarily on the technical expertise, innovation, creativity and marketing and distribution ability of its employees.

Veeco also relies upon trade secret protection for its confidential and propriety information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Veeco's trade secrets or disclose such technology or that Veeco can meaningfully protect its trade secrets. In addition, the Company cannot be certain that it will not be sued by third parties alleging that the Company has infringed their patents or other intellectual property rights. If any third party sues Veeco, the Company's business, results of operations or financial condition could be materially adversely affected.

Following the merger with Digital, in September 1998, Veeco and IBM entered into a cross license agreement providing for the grant by Veeco to IBM and the grant by IBM to Veeco of the non-exclusive right to make, use or sell SPM products utilizing technology covered by certain patents held by Veeco and IBM, respectively. The agreement terminates in August 2003. The cross license agreement replaces a prior patent license agreement between IBM and Digital.

ENVIRONMENTAL MATTERS

In October 1993, the California Regional Water Quality Control Board, Central Coast Region (the "RWQCB") issued a Cleanup and Abatement Order ("CAO") for the site (the "Site") of a facility which was leased by a predecessor ("Old Sloan") of Sloan Technology Corp., a subsidiary of the Company ("Sloan") in Santa Barbara, California. to be discharged into waters of the State at the Site where The CAO declared that Lambda Electronics Inc. ("Lambda"), the Company and certain other parties had caused nor permitted certain hazardous waste they create, or threaten to create, a condition of nuisance. (The Company is named as a "discharger" in the CAO because it acquired the assets and liabilities of Old Sloan pursuant to the acquisition of the equipment group of a predecessor of the Company (the "Acquisition"); in addition, the Company may be required to indemnify Lambda for obligations incurred by Lambda as a result of Old Sloan's operations.)

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

Reports prepared by consultants hired by the Company and by owners of the Site indicate elevated levels of certain contaminants in samples of groundwater underneath the Site. Pursuant to the CAO, in September 1998 the Company began implementation of a groundwater remediation plan approved by the RWQCB, which includes both air "sparging" to remove volatile contaminants from Site groundwater and soil and monthly monitoring of groundwater. The goal of this remedial effort is to reduce contaminant concentrations in Site groundwater to drinking water standards approved by the U.S. Environmental Protection Agency and the RWQCB, or to demonstrate that any residual contamination is migrating to Site groundwater from off-Site sources. The Company has been sampling the groundwater each month since September. The December samples did not show any contaminants above laboratory detection limits. Consistent with the remediation plan, the remediation system has been temporarily shut down; the Company is continuing groundwater sampling. If contaminants remain below RWQCB standards in subsequent sampling, the Company will ask the RWQCB to close the CAO case. Alternatively, if there is a "rebound" in contaminant levels, the Company will restart the remedial system and operate it until concentrations are again reduced below RWQCB standards. The Company's consultants believe that, if there are two episodes of contaminant elimination and rebound, this will be a strong indication that contamination is migrating to the Company's monitor wells from off-Site sources. At such a point, the Company would conclude that its remedial obligation had been fulfilled, and it would apply to the RWQCB for closure of the CAO case.

The Company cannot at this time estimate the extent of its and Lambda's remaining remedial liability at the Site since that will depend upon both the success of the groundwater remediation and the Company's ability to demonstrate to the RWQCB that any remaining contamination in Site groundwater is migrating onto the Site from other sources.

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

The former headquarters of Digital, located at 112 Robin Hill Road, Santa Barbara, California (the "Robin Hill Site"), which was acquired in connection with the Company's merger with Digital in May 1998, was purchased by Robin Hill Properties, Inc. ("Robin Hill") from Raytheon Company ("Raytheon") in November 1997. At the time of such purchase, Robin Hill was an affiliate of Digital. In connection with the Company's merger with Digital, Robin Hill became a wholly-owned subsidiary of the Company. In 1994-95, Raytheon had carried out an environmental site assessment of its Hollister Avenue Campus, which included the Robin Hill Site, through one of its subsidiaries, Raytheon Engineers & Constructors, Inc. The assessment found quantities of certain volatile organic compounds, principally trichloroethene and benzene, above the applicable California maximum concentration levels, in aquifers lying approximately 40-50 feet below the northeast and southeast corners and along the northern boundary of the Robin Hill Site, as well as the same and other compounds in deep and shallow aquifers and in the soil of certain portions of the rest of the Raytheon Hollister Avenue Campus. Raytheon reported the findings of the assessment to the RWQCB and proposed for the Robin Hill Site that possible off-site sources of the compounds found under the site be investigated and for the rest of the Raytheon Hollister Avenue Campus that a study to determine feasibility and applicability of remediation of this part of the Campus be carried out by Raytheon. In response, the RWQCB suggested additional testing at the Robin Hill Site and acquiesced in Raytheon's proposed study of the rest of the Raytheon Hollister Avenue Campus. The Company understands that the RWQCB has not as yet ordered an investigation of off-site sources of the compounds found under the Robin Hill Site, nor has it suggested remediation of the site.

It was a condition of Robin Hill's purchase of the Robin Hill Site that Raytheon carry out additional testing at the site, including drilling and sampling additional monitoring wells, sampling the soil and resampling the existing monitoring wells. This testing was conducted by Raytheon Engineers & Constructors, working under the surveillance of Robin Hill's environmental consultant, PHR Environmental Consultants, Inc. The testing confirmed the findings of the earlier assessment at the northeast and southeast corners of the site, although at somewhat different levels (higher levels of TCP in the southeast corner and lower levels in the northeast corner), but did not find these chemicals above maximum concentration levels at the other tested portions of the site. In light of these findings, Robin Hill agreed to proceed with the purchase of the site. The Company understands that Raytheon intends to report these findings to the RWQCB.

Under federal and California environmental statutes, current "owners and operators" of a contaminated site, such as Robin Hill and Veeco, may be deemed liable for remediating such contamination. The agreement under which the purchase was consummated provides Robin Hill and its successors with full indemnification from Raytheon against further costs of investigating the Robin Hill Site and of remediating hazardous substances released upon or under the site before the purchase, as well as continued migration on and under the site of identified contaminants. Under the agreement, Raytheon is responsible for the conduct of discussions with governmental agencies, including the RWQCB, relative to investigations and remediation of the Robin Hill Site.

EMPLOYEES

At December 31, 1998, the Company had approximately 767 employees, comprised of 205 in manufacturing and testing, 102 in sales and marketing, 118 in service and support, 247 in engineering, research and development, and 95 in general administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.

None of the Company's senior management or key employees is subject to an employment agreement; in addition, none of such individuals is subject to an agreement not to compete with the Company.

ITEM 2. PROPERTIES.

The Company's corporate headquarters and manufacturing and research and development facilities for process equipment systems are located in an 80,000 square foot building in Plainview, New York, which is owned by the Company. The Company also manufactures and designs products in six other sites in the United States, which include a 100,000 square foot facility in Orangeburg, New York, which was sold in January 1999 as part of the Company's 1998 plan of reorganization, a 100,000 square foot facility in Tucson, Arizona, owned by the Company, a 40,000 square foot facility in Ronkonkoma, New York, leased by the Company, a 25,000 square foot facility in Santa Barbara, California, leased by the Company (the Company is currently marketing this building for sublease as part of the Company's 1998 plan of reorganization), a 100,000 square foot facility in Santa Barbara, California, owned by the Company and an 11,000 square foot facility in San Jose, California, leased by the Company. The Tucson facility is subject to a mortgage, which at December 31, 1998, had an outstanding balance of $2,447,000. The Santa Barbara facility is subject to a mortgage, which at December 31, 1998 had an outstanding balance of $6,700,000. The Ronkonkoma and Santa Barbara leases expire in 2003.

The Company also leases facilities located in Tustin, California and Chadds Ford, Pennsylvania for use as sales and service centers for certain of its products. Subsidiaries of the Company lease space for use as sales and service centers in Dourdan, France; Munchen, Germany; Manheim, Germany; Cambridge, England; Watford, England; Beijing, China; Hsinchu, Taiwan; Osaka, Japan; Tokyo, Japan and Penang, Malaysia. The Company believes its facilities are adequate to meet its current needs. Certain levels of environmental contamination have been detected at the Plainview, New York and Santa Barbara, California facilities of the Company. See "Business - Environmental Matters."

ITEM 3. LEGAL PROCEEDINGS.

See "Business--Environmental Matters" for a description of certain environmental matters involving the Company. Except as described therein, there are no material legal proceedings involving the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Common Stock is quoted on the NASDAQ National Market under the symbol "VECO". The 1998 and 1997 high and low closing prices are as follows:

                                                      1998                        1997
                                            -------------------------- --------------------------
                                               HIGH          LOW          HIGH          LOW
    --------------------------------------- ------------ ------------- ------------ ------------
    First Quarter                              $37.19       $20.38        $31.38        $21.88
    Second Quarter                              42.13        22.94         41.50         25.75
    Third Quarter                               35.00        22.13         72.50         38.50
    Fourth Quarter                              54.38        21.63         59.50         19.19

On March 19, 1999, the closing price for the Company's Common Stock on the NASDAQ National Market was $44.375. As of March 19, 1999, the Company had approximately 226 shareholders of record.

In May, 1998, in connection with the Digital merger, the Company issued to the former stockholders of Digital a total of 5,583,725 shares of Common Stock. The securities were issued without registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. See "Business- Recent Developments."

In July 1997, in connection with the acquisition of Wyko, in exchange for all of the outstanding capital stock of Wyko, the Company issued to the former stockholders of Wyko a total of 2,863,810 shares of Common Stock and to former option holders of Wyko options to purchase 136,190 shares of Common Stock. The securities were issued without registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Options to purchase 30,547 shares of Common Stock were issued with an exercise price of $2.20 per share, options to purchase 10,182 shares of Common Stock were issued with an exercise price of $2.18 per share and options to purchase 95,461 shares of Common Stock were issued with an exercise price of $1.27 per share.

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

                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                      YEARS ENDED DECEMBER 31,
                                                     1998           1997           1996          1995          1994
                                                -------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net sales                                         $ 206,838      $  216,728     $ 165,059     $ 123,976     $  84,959
Cost of sales                                       111,778         110,680        83,521        61,693        45,359
                                                -------------------------------------------------------------------------
Gross profit                                         95,060         106,048        81,538        62,283        39,600
Costs and expenses                                   68,527          65,954        48,045        38,774        28,352
Merger and reorganization expenses                    7,500 (1)       2,250(2)         --            --            --
Write-off of purchased in-process technology             --           4,200            --            --            --
Legal fees and claims related to litigation              --              --            --            --         2,051
                                                -------------------------------------------------------------------------
Operating income                                     19,033          33,644        33,493        23,509         9,197

Interest expense (income), net                          888               7          (345)          179         2,901
                                                -------------------------------------------------------------------------
Income before income taxes and
   extraordinary item                                18,145          33,637        33,838        23,330         6,296
Income tax provision (benefit)                        5,444           7,610         6,941         2,497          (584)
                                                -------------------------------------------------------------------------

Income before extraordinary item                     12,701          26,027        26,897        20,833         6,880
Extraordinary (loss), net of $355 tax benefit            --              --            --            --          (679)
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------
Net income                                          $12,701         $26,027       $26,897       $20,833        $6,201
                                                =========================================================================
EARNINGS PER SHARE:
Income before extraordinary item per common
   share                                             $.87           $1.81         $1.89         $1.52          $.65
Extraordinary (loss) per common share                 --             --            --            --            (.06)
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------
Net income per common share                          $.87           $1.81         $1.89         $1.52          $.59
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------
Diluted income before extraordinary item per
common share                                         $.85           $1.75         $1.86         $1.48           $.62
Diluted extraordinary (loss) per common share
                                                      --             --            --            --             (.06)
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------
Diluted net income per common share                  $.85           $1.75         $1.86         $1.48           $.56
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------
PRO FORMA PRESENTATION (3):
Income before income taxes and extraordinary
   item                                             $18,145         $33,637       $33,838       $23,330        $6,296
Pro forma income tax provision                        6,898          12,817        12,963         7,054         1,926
                                                -------------------------------------------------------------------------
Pro forma income before extraordinary item           11,247          20,820        20,875        16,276         4,370
Extraordinary (loss), net of $355 tax benefit            --              --            --            --          (679)
                                                -------------------------------------------------------------------------
Pro forma net income                              $  11,247      $   20,820     $  20,875     $  16,276     $   3,691
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------

Pro forma net income per common share                $.77           $1.45         $1.46         $1.18          $.35
Pro forma diluted net income per common share
                                                     $.76           $1.40         $1.44         $1.16          $.33

Weighted average shares outstanding                  14,627          14,392        14,251        13,750        10,579
Diluted weighted average shares outstanding          14,887          14,908        14,490        14,068        11,056


                                                                       AS OF DECEMBER 31,
                                                  1998          1997          1996          1995           1994
                                             ------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents                      $   23,492     $   20,444    $   26,322    $   20,862    $    5,610
Working capital                                    85,526         68,778        61,994        49,324        25,543
Excess of cost over net assets acquired, net        4,187          4,318         4,448         4,579         4,710
Total assets                                      172,837        159,631       113,339        93,248        62,643
Long-term debt (including current
   installments)                                   17,147         17,356        10,669        10,766         2,839
Shareholders' equity                              113,224         93,758        71,569        58,448        40,910

(1) Merger expenses related to the Digital merger were comprised of transaction fees and expenses of $3.3 million and a $1.6 million non-cash compensation charge related to stock issued in accordance with a pre-existing agreement with a key Digital employee. Reorganization expenses consisted of $.5 million for termination benefit costs, $.7 million for an estimated loss on a future sublease of an abandoned office and manufacturing facility, $.9 million for write-downs of long-lived assets held for sale or disposal, and $.5 million for other costs. See
       Note 2 to the Consolidated Financial Statements.

(2) During 1997, the Company recorded a $2.3 million charge for merger related fees consisting of investment banking, legal and other transaction costs in connection with the merger with Wyko.

(3) Pro forma net income and pro forma earnings per share present income taxes as if Digital, which was merged with the Company in May 1998 in a transaction accounted for as a pooling of interests, had been a "C" corporation for all periods presented and, therefore, subject to federal income taxes at the corporation level. Prior to the merger, Digital had elected "S" corporation status for income tax purposes and, therefore, was not subject to federal income taxes.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Veeco is a leader in the design, manufacture, marketing and servicing of a broad line of precision metrology and process equipment used to measure, test and manufacture microelectronic products for the data storage and semiconductor industries. Precision metrology equipment is primarily used to measure critical dimensions on thin film magnetic heads (TFMHs) and semiconductor devices. Process equipment is primarily used to etch and deposit materials in the manufacture of TFMHs.

During the last several years, Veeco has increasingly emphasized its metrology product line, which accounted for $126.2 million or 61.0% of its net sales for the year ended December 31, 1998. This emphasis was demonstrated by the mergers with Wyko in July 1997 and Digital in May 1998. These mergers resulted in a broadening of the metrology product line by adding the optical interferometry products manufactured by Wyko and atomic force/scanning probe microscopes manufactured by Digital to the stylus profiler products manufactured by Veeco. Veeco's net sales for 1998 included $102.5 million attributable to sales of Wyko and Digital products. Veeco's consolidated financial condition and results of operations have been retroactively restated to reflect Veeco's mergers with Wyko and Digital, which have been accounted for as poolings of interests.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relationship (in percentages) of selected items of Veeco's consolidated statements of income to its total net sales:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        1998          1997          1996
                                                                   -------------------------------------------
    Net sales                                                          100.0%         100.0%       100.0%
    Cost of sales                                                       54.0           51.1          50.6
                                                                   -------------------------------------------
    Gross profit                                                        46.0           48.9          49.4
    Operating expenses:
        Research and development                                        13.2           11.3          10.7
        Selling, general and administrative                             20.3           19.2          18.0
        Other-net                                                        (.3)            --           0.4
        Merger and reorganization expenses                               3.6            1.0           --
        Write-off of purchased in-process technology                      --            1.9           --
                                                                   -------------------------------------------
    Total operating expenses                                            36.8           33.4          29.1
                                                                   -------------------------------------------
    Operating income                                                     9.2           15.5          20.3
    Interest expense (income), net                                       0.4            0.0          (0.2)
                                                                   -------------------------------------------
    Income before income taxes                                           8.8           15.5          20.5
    Income tax provision                                                 2.7            3.5           4.2
                                                                   -------------------------------------------
                                                                   -------------------------------------------
    Net income                                                           6.1%          12.0%         16.3%
                                                                   -------------------------------------------
                                                                   -------------------------------------------

YEARS ENDED DECEMBER 31, 1998 AND 1997

Net sales were $206.8 million for the year ended December 31, 1998, representing a decrease of $9.9 million or 4.6%, when compared to the year ended December 31, 1997. The decrease in sales reflects a 27.9% decrease in process equipment sales partially offset by an 11.9% increase in metrology sales. Sales in the U.S., Europe, Japan and Asia Pacific, respectively, accounted for 48.8%, 19.0%, 16.8% and 10.4%, respectively, of the Company's net sales for the year ended December 31, 1998. Sales in the U.S. decreased approximately 18.2%, while international sales included a 79.3% increase in Europe, a 16.8% increase in Japan and a 43.8% decrease in Asia Pacific from the comparable 1997 period. The decrease in U.S. sales principally reflects reduced process equipment sales to data storage customers. The increase in sales in Europe and in Japan principally reflects increased process equipment sales to data storage customers along with increased metrology sales for data storage and semiconductor applications. The decrease in sales in Asia Pacific principally reflects a decrease in sales of all product lines resulting from the economic downturn in that region. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

Metrology sales of $126.2 million for the year ended December 31, 1998 increased by $13.4 million or 11.9% over the comparable 1997 period principally reflecting increased purchases of metrology products for in-line inspection of critical steps in data storage applications. Process equipment sales of $60.9 million for the year ended December 31, 1998, decreased by $23.6 million or 27.9% from the comparable 1997 period, as sales of ion beam etch products declined, partially offset by increased sales of new deposition products associated with the transition to magnetoresistive (MR) and giant magnetoresistive (GMR) thin film magnetic heads (TFMHs). Ion beam etch sales continue to be negatively affected by excess capacity in the data storage industry. Industrial measurement sales for the year ended December 31, 1998, of $19.7 million increased 1.5% over the comparable 1997 period.

Veeco received $221.4 million of orders for the year ended December 31, 1998, representing a 1.3% increase from $218.6 million of orders in the comparable 1997 period. Metrology orders increased 12.4% to $131.4 million reflecting increased purchases of in-line metrology products for production applications such as PTR (pole tip recession) measurements for new MR and GMR thin film magnetic heads. Process equipment orders decreased 7.3% to $71.7 million as a result of a reduction in orders of ion beam etch products, reflecting weak data storage market conditions, including industry-wide overcapacity. Industrial measurement orders decreased 25.1% to $18.3 million as a result of a reduction in orders of industrial leak detection equipment. The book-to-bill ratio for the year ended December 31, 1998 was 1.07 to 1.

Gross profit for the year ended December 31, 1998 of $95.1 million represents a decrease of $11.0 million from the comparable 1997 period. Gross profit as a percentage of net sales decreased to 46.0% for 1998 from 48.9% for 1997, principally due to a decrease in gross margin for the process equipment product line. This decline resulted from lower sales volume, increased field support, warranty, facility and information system costs and the increase in sales of new deposition products with lower initial gross margins than established ion beam etch products. The metrology product line experienced higher field service and warranty costs as it expanded sales of production related inspection tools to data storage customers at a variety of international locations.

Research and development expense for the year ended December 31, 1998 of $27.4 million increased by $2.9 million or 11.9% over the comparable period of 1997, as the Company continues to invest in new product development in each of its product lines with particular emphasis on in-line inspection tools in the metrology product line and deposition tools for its process equipment line.

Selling, general and administrative expenses of $42.0 million for the year ended December 31, 1998 remained relatively flat when compared to 1997.

As described in Note 2 to the Company's Consolidated Financial Statements, for the year ended December 31, 1998, the Company recorded a $7.5 million pre-tax charge for merger and reorganization expenses principally related to the merger with Digital during such period. During the year ended December 31, 1997, the Company recorded a $4.2 million write-off for the fair values of acquired in-process engineering and development projects that had not reached technological feasibility and have no future alternative uses and a $2.3 million charge related to the merger with Wyko.

Income taxes for the year ended December 31, 1998 amounted to $5.4 million or 30% of income before income taxes as compared to $7.6 million or 23% of income before income taxes for the same period of 1997. These effective tax rates reflect Digital's "S" Corporation status for five months in 1998 (through the merger date) compared to a full year in 1997. As an "S" Corporation, Digital was not subject to federal income taxes at the corporation level.

YEARS ENDED DECEMBER 31, 1997 AND 1996

Net sales were $216.7 million for the year ended December 31, 1997 representing an increase of approximately $51.7 million or 31.3%, when compared to the year ended December 31, 1996. The increase reflects growth in Veeco's process equipment and metrology product lines. Sales in the U.S. increased approximately 54.2%, while international sales included a 27.3% increase in Asia Pacific, a 5.2% increase in Europe and a 4.5% decrease in Japan.

Sales of metrology products increased by 22.5% to approximately $112.8 million in 1997 compared to 1996 principally as a result of increased sales of Wyko optical interferometers, Dektak stylus profilers and scatterometers, atomic force microscopes and Digital SPM systems. Sales of Wyko optical interferometers increased by 81%, reflecting increased acceptance by the semiconductor industry of non-contact optical measurement for advanced packaging. Sales of Dektak stylus profilers and scatterometers increased by 21% reflecting acceptance of new product introductions in the data storage and semiconductor industries. Atomic force microscope sales increased 15% reflecting increased demand for advanced semiconductor applications. Nano Scope Dimension SPM systems sales increased by approximately 16%, partially offset by a decrease in sales of Digital's other product groups. Sales of process equipment increased by 59% to approximately $84.5 million in 1997 compared to 1996, driven principally by increased demand from the data storage industry for equipment used in the production of MR and GMR heads for high density hard drives. Of this increase, approximately 39% was due to growth in volume, with the balance of the increase due to a shift in customer demand to multi-process modules with increased automation which resulted in an approximately 47% higher average selling price of a system. Sales of industrial measurement products were approximately $19.4 million in 1997, which remained relatively flat when compared to 1996.

Veeco received approximately $218.6 million of orders in 1997 compared to approximately $186.1 million in 1996, reflecting both the increased demand for high density hard drives and the continued industry transition to the next generation MR thin film magnetic heads as well as increased semiconductor industry investment in advanced products. The book-to-bill ratio was 1.01 to 1 for the year ended December 31, 1997.

Gross profit increased to approximately $106.0 million, or 48.9% of net sales for 1997, compared to $81.5 million or 49.4% of net sales for 1996. This decrease in gross margin is principally attributable to a decrease in gross margin in Digital's scanning probe/atomic force microscopes from 57.4% in 1996 to 56.2% in 1997.

Research and development expense increased by approximately $6.8 million to approximately $24.5 million, or 11.3% of net sales in 1997 compared to approximately $17.7 million or 10.7% of sales in 1996, due to increased R&D investment in process equipment and metrology. Increased R&D investment was made in process equipment in physical vapor deposition (PVD) and in ion beam deposition. In metrology, increased investments were made in Wyko optical interferometer products for both data storage and semiconductor market products along with investments in Dektak stylus profilers for the semiconductor, data storage and flat panel display markets and investments in Digital products for integrated circuit and data storage applications.

Selling, general and administrative expenses increased by approximately $11.9 million to 19.2% of net sales in 1997 from 18.0% for 1996. Selling expense increased $9.0 million, principally due to higher sales commissions resulting from higher sales volume, increased compensation and travel expense as a result of additional sales and service personnel required to support Veeco's growth and an increase in advertising and marketing to support new products.

Operating expenses in 1997 include merger costs incurred in connection with the merger with Wyko Corporation of approximately $2.3 million, consisting of investment banking, legal and other transaction costs. Operating expenses in 1997 also include the effect of a $4.2 million charge representing the write-off of the fair values of in-process engineering and development projects that had not reached technological feasibility and have no future alternative uses.

Income taxes amounted to $7.6 million or 22.6% of income before income taxes for 1997 as compared to $6.9 million or 20.5% of income before income taxes for 1996. The principal reason for the low effective tax rate when compared to the statutory income tax rate is due to Digital's "S" Corporation status. As an "S" Corporation, Digital was not subject to federal income taxes at the corporation level.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations totaled $10.8 million in 1998 compared to $18.1 million in 1997 and $23.4 million in 1996. Cash provided by operations in 1998 resulted from (i) net income plus non-cash charges for depreciation and amortization, and certain merger and reorganization charges of $20.9 million plus (ii) increases of accrued expenses and other current liabilities, and other net operating assets and liabilities of $1.8 million and $1.1 million, respectively, and a decrease in accounts receivable of $2.7 million. These items were partially offset by an increase in inventories and a provision for deferred income taxes of $8.8 million and $1.1 million, respectively, as well as a decrease in accounts payable of $5.8 million. The increase in inventories is attributable to an increase in inventory at the Company's domestic manufacturing and international sales locations to support new product introductions. Cash from operations in 1997 resulted from (i) net income plus non-cash charges for depreciation and amortization and the write-off of purchased in-process technology of $32.4 million plus (ii) increases of accounts payable, accrued expenses and other current liabilities, and other net operating assets and liabilities of $8.7 million, $4.5 million and $.6 million, respectively. These items were partially offset by increases in accounts receivable, inventories and a provision for deferred income taxes of $12.8 million, $13.6 million and $1.7 million, respectively. The increases in accounts receivable, inventories, accounts payable and accrued expenses are attributable to the increased 1997 sales volume. Cash from operations in 1996 resulted from (i) net income plus non-cash charges for depreciation and amortization of $28.9 million plus (ii) increases of accounts payable, accrued expenses and other current liabilities, and other net operating assets and liabilities of $2.9 million, $4.1 million and $1.2 million, respectively. These items were partially offset by increases in accounts receivable, inventories and deferred income taxes of $4.2 million, $8.7 million and $0.9 million, respectively. The increases in accounts receivable, inventories, accounts payable and accrued expenses are attributable to the increased 1996 sales volume.

Net cash used in investing activities in 1998 totaled $8.1 million compared to $25.4 million in 1997 and $4.1 million in 1996. Veeco made capital expenditures of $8.1 million in 1998, compared to $21.0 million in the comparable 1997 period. Capital expenditures in 1998 were principally for engineering and application lab equipment. Cash used for investing activities in 1997 primarily related to the PVD acquisition ($4.4 million) and capital expenditures ($21.0 million). Capital expenditures in 1997 included the purchase of a 100,000 square foot building in California for $9.7 million for the Company's metrology business, as well as for manufacturing facilities, laboratory and test equipment and business system upgrades. Cash used in investing activities in 1996 was for capital expenditures.

Net cash provided by financing activities totaled $1.4 million in 1998 compared to $1.6 million in 1997 and a use of cash of $14.0 million in 1996. The generation of cash in 1998 resulted from proceeds from stock issuances partially offset by distributions to former

Digital shareholders of $2.0 million. The generation of cash in 1997 resulted from proceeds from the sale of Common Stock and proceeds from long-term debt offset by distributions to former Digital shareholders of $10.0 million. Cash used in 1996 principally resulted from distributions of $14.0 million to former Digital shareholders.

On February 2, 1999, the Company completed a public offering, pursuant to which 1,000,000 shares of Common Stock, par value $.01 per share, were issued and sold for $52.00 per share, less underwriting discounts and commissions of $2.34 per share. The Company expects to use the net proceeds of the offering (approximately $49.0 million) for capital expenditures including clean manufacturing areas and expanded customer application laboratories and for working capital and general corporate purposes, including potential acquisitions.

The Company has an unsecured $40.0 million Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR-based interest rate option is also provided. As of December 31, 1998 there were no amounts outstanding under the Credit Facility.

The Company will be required to repay promissory notes owed to former stockholders of Digital in the aggregate principal amount of $8,000,000 when they become due in March 2000. The notes bear interest at an annual rate of 7.21%.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Credit Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements through 1999.

YEAR 2000

The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware or other equipment that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, the Company has determined that it needs to modify or replace portions of its business systems' software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of its business systems existing software and certain hardware, the Company's computer programs should be able to continue to operate effectively after December 31, 1999. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, in addition to its own systems, the Company relies directly and indirectly on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and governmental agencies (collectively, "Third Parties").

The Company is utilizing both internal and external resources to resolve the Year 2000 Issue following a phased approach which is comprised of inventory and assessment, planning and renovation, testing and implementation. The following describes the Company's efforts to identify and address its and applicable Third Party Year 2000 Issues with respect to a) the Company's information technology
(IT) and non-IT systems, including facilities and infrastructure, b) the Company's products and c) the Company's suppliers:

a) The Company's IT and non-IT systems including facilities and infrastructure:

         In 1997, the Company completed the installation of a new business system for its process equipment and industrial product lines which has been certified by the vendor as Year 2000 compliant. The Company recently completed its assessment and testing of its business systems for its metrology business lines. Based upon such assessment and testing, along with installing vendor upgrades and relying upon compliance statements received from its software and hardware vendors, the Company believes its metrology business systems will properly utilize dates beyond December 31, 1999. Furthermore, the Company is in the process of installing a new business system for its sales and service offices in Europe that the vendor has certified is Year 2000 compliant.

         The Company recently completed its inventory and assessment of its desktop systems and laptops. The Company currently uses standard "off the shelf" vendor-supplied software on its desktop systems and laptops. Based upon this assessment, the Company is not aware of any business critical remediation that is required and believes that its business critical desktop systems and laptops will properly utilize dates beyond December 31, 1999.

         The Company is in the process of assessing its Year 2000 risk with respect to telephone and communications systems, utility systems and building security systems. Formal inquiries were sent to Third Parties in December 1998 inquiring as to such Third Parties' Year 2000 readiness. The Company anticipates completing its assessment before June 30, 1999.

b)       The Company's products:

         The Company has recently completed its inventory and assessment of its products' Year 2000 readiness utilizing testing guidelines prepared by Sematech, a consortium of suppliers to worldwide semiconductor manufacturers. The Company plans to comply with Sematech's guidelines for Year 2000 compliance for its metrology and process equipment lines. The Company's new products are designed to be Year 2000 ready; however, some of the Company's older products will require upgrades for Year 2000 readiness. The Company intends to provide upgrades for certain of such products, some of which will be provided to customers without charge. Notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company which could have a material adverse effect on the Company's business, results of operations or financial condition. In such event, the Company's customers could choose to convert to other Year 2000 ready products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

c)       The Company's suppliers:

         The Company is in the process of assessing its significant suppliers and subcontractors regarding the status of their Year 2000 readiness. To date, the Company is not aware of any Year 2000 issue that would materially impact the Company's business, financial condition or results of operations. However, the Company has no means of ensuring that suppliers or subcontractors will be Year 2000 ready. The inability of suppliers or subcontractors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The Company is unable to determine the effect of non-compliance by suppliers or subcontractors.

The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $400,000 to $750,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $250,000 of which $100,000 has been expensed and $150,000 has been capitalized, related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $100,000 to $250,000 is attributable to the purchase of new software and operating equipment which will be capitalized. The remaining $50,000 to $250,000 relates to repair of hardware and software and external consultant costs and will be expensed as incurred.

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event the Company does not successfully complete any additional phases, the Company's ability to do business with its suppliers and customers may be disrupted. In addition, there can be no assurance that the systems of Third Parties with which the Company interacts will not suffer from Year 2000 problems, or that such problems would not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, Year 2000 problems that have been or may in the future be identified with respect to the IT and Non-IT systems of Third Parties having widespread national and international interactions with persons and entities generally (for example, certain IT and Non-IT systems of governmental agencies, utilities and information and financial networks) could have a material adverse impact on the Company's financial condition or results of operations.

The Company does not currently have any contingency plans and has not yet determined its most reasonably likely worst case scenario with respect to the Year 2000 Issue. The Company currently is in the process of reviewing its Year 2000 compliance plans to determine what contingency plans, if any, are appropriate. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, results of operations or financial condition.

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

DEPENDENCE ON MICROELECTRONICS INDUSTRY; CYCLICALITY OF DATA STORAGE AND SEMICONDUCTOR INDUSTRIES. Veeco's business depends in large part upon the capital expenditures of data storage and semiconductor manufacturers which accounted for the following percentages of the Company's net sales for the periods indicated:

                                   YEAR ENDED DECEMBER 31,
                              1998          1997           1996
                          -------------------------------------------
Data Storage                   54.9%         53.2%          45.5%
Semiconductor                  19.5%         19.8%          23.0%

The data storage and semiconductor industries have been characterized by cyclicality. These industries have experienced significant economic downturns at various times in the last decade, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. Recently, the data storage and semiconductor industries have experienced inventory oversupply and poor operating results and, as a result, Veeco's sales to data storage and semiconductor customers were weaker in 1998 than in 1997.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Veeco's quarterly results have fluctuated significantly in the past and we expect this trend to continue. Factors which affect quarterly results include:

   - specific economic conditions in the data storage and semiconductor industries
   - the timing of significant orders
   - shipment delays
   - specific feature requests by customers
   - the introduction of new products by Veeco and its competitors
   - production and quality problems
   - changes in the cost of materials
   - disruption in sources of supply
   - seasonal patterns of capital spending by customers
   - a downturn in the market for personal computers or other products incorporating data storage technology and semiconductors
   - market acceptance of Veeco's systems and Veeco's customers' products

Many of these factors are beyond Veeco's control. If Veeco's net sales levels in a particular quarter do not meet expectations, Veeco's operating results will be adversely affected, which may have an adverse impact on the Company's Common Stock price.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION. The data storage and semiconductor manufacturing industries are subject to rapid technological change and new product introductions and enhancements. Veeco's ability to remain competitive will depend in part upon the Company's ability to develop in a timely and cost effective manner new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by Veeco's competitors could cause a decline in sales or loss of market acceptance of Veeco's existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins, which could materially and adversely affect the Company's business, financial condition and results of operations. The Company's success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including:

   - Veeco's product offerings
   - timely and efficient completion of product design and development
   - timely and efficient implementation of manufacturing processes
   - effective sales, service and marketing
   - product performance in the field

Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. Veeco cannot be certain that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

LIMITED SALES BACKLOG. Veeco's backlog at the beginning of a quarter typically does not include all sales required to achieve Veeco's sales objective for that quarter. Moreover, all customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. Therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon orders obtained for systems to be shipped in the same quarter that the order is received. In addition, Veeco derives a substantial portion of its net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material adverse effect on Veeco's sales and operating results. Veeco's business and financial results for a particular period could be materially and adversely affected if an anticipated order for even one system is not received in time to permit shipping during the period.

HIGHLY COMPETITIVE INDUSTRY. The data storage and semiconductor capital equipment industries are intensely competitive. Established companies, both domestic and foreign, compete with each of Veeco's product lines. Many of Veeco's competitors have greater financial, engineering, manufacturing and marketing resources than the Company. A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor's capital equipment, Veeco believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor's capital equipment, the Company expects to experience difficulty in selling to that customer for a significant period of time. The Company believes that Veeco's ability to compete successfully depends on a number of factors both within and outside of Veeco's control, including:

   - price
   - product quality
   - breadth of product line
   - system performance
   - cost of ownership
   - global technical service and support
   - success in developing or otherwise introducing new products

Veeco cannot be certain that it will be able to compete successfully in the future.

DEPENDENCE ON PRINCIPAL CUSTOMERS; INDUSTRY CONCENTRATION. Veeco relies on Veeco's principal customers for a significant portion of Veeco's sales. Veeco's principal customers include International Business Machines Corporation ("IBM"), Seagate Technology, Inc. ("Seagate") and Read-Rite Corp. ("Read-Rite"). The following table sets forth the percentage of Veeco's net sales to such principal customers for the periods indicated:

                                            YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                      1998           1997            1996
                                 -----------------------------------------------

IBM                                   17.4%           5.9%           4.1%
Seagate                               10.6%          13.9%          10.5%
Read-Rite                              7.1%          11.0%          10.6%
Next five top customers               10.9%          11.8%           7.8%

If the Company lost a major customer, or a significant portion of Veeco's sales to any major customer, it could adversely affect Veeco's results of operations. Veeco's ability to increase sales in the future will depend in part upon Veeco's ability to obtain orders from new customers. The Company cannot be certain that it will be able to do so. In addition, a relatively small number of large manufacturers, many of whom are Veeco's customers, dominate the data storage industry and, to a lesser extent, the semiconductor industry. If any of these large manufacturers discontinues its relationship with Veeco or suffers economic setbacks, Veeco's results of operations could be materially and adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

MARKET RISK

The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

   - interest rates on debt and short-term investment portfolios
   - foreign exchange rates, generating translation and transaction gains and losses

INTEREST RATES

Veeco centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Veeco's investment portfolios consist of cash equivalents; accordingly, the carrying amounts approximate market value. It is the Company's practice to hold these investments to maturity. Assuming year-end 1998 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense.

FOREIGN OPERATIONS

Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on Veeco is complex becuase such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, can cause the Company to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Vecco's net sales to foreign customers represented approximately 51.2% of Veeco's total net sales in 1998, 43.2% in 1997 and 51.7% in 1996. The Company expects net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 12.9% of Veeco's total net sales in 1998, 6.3% in 1997 and 7.3% in 1996. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $774,000, ($34,000), and $(153,000) in 1998, 1997, and 1996,
respectively.

Changes in currency exchange rates that would have been the largest impact on translating Vecco's internaional operating profit include the German mark and Japanese yen. The Company estimates that a 10% change in foreign exchange rates would impact reported operating profit by less than $2.5 million. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patters or our financing and operating strategics.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected financial data for each quarter of fiscal 1998 and 1997. This information is unaudited, has been prepared on a basis consistent with the Company's audited financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited financial statements of the Company and the notes thereto.

QUARTERLY STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT FOR PER SHARE DATA):

                                         FISCAL 1998                                         FISCAL 1997
                         Q1*        Q2        Q3        Q4      YEAR         Q1*       Q2       Q3         Q4        YEAR
------------------------------------------------------------------------   --------------------------------------------------

Net sales              $53,659   $51,147    $50,539   $51,493  $206,838    $ 49,210  $54,547  $55,195   $57,776    $216,728
Cost of sales           29,518    27,048     27,317    27,895   111,778      25,216   27,379   28,234    29,851     110,680
                      --------------------------------------------------   --------------------------------------------------
Gross profit            24,141    24,099     23,222    23,598    95,060      23,994   27,168   26,961    27,925     106,048
Cost and expenses       16,502    18,165     16,882    16,978    68,527      14,081   15,865   16,028    19,980      65,954
Merger and
  reorganization
  expenses                  --     7,500         --        --     7,500          --       --    2,250        --       2,250
Write-off of
  purchased
  in-process                --        --         --        --        --          --    4,200       --        --       4,200
  technology
                      --------------------------------------------------   --------------------------------------------------
Operating income
  (loss)                 7,639    (1,566)     6,340     6,620    19,033       9,913    7,103    8,683     7,945      33,644
Interest expense
  (income)                 198       267        283       140       888          55       75     (209)       86           7
                      --------------------------------------------------   --------------------------------------------------
Income (loss) before
  income taxes           7,441    (1,833)     6,057     6,480    18,145       9,858    7,028    8,892     7,859      33,637
Income tax provision
  (benefit)              1,733       (51)     1,817     1,945     5,444       2,557    1,363    2,007     1,683       7,610
                      --------------------------------------------------   --------------------------------------------------
Net income (loss)      $ 5,708   $(1,782)   $ 4,240   $ 4,535  $ 12,701    $  7,301  $ 5,665  $ 6,885   $ 6,176    $ 26,027
                      --------------------------------------------------   --------------------------------------------------
                      --------------------------------------------------   --------------------------------------------------
Net income (loss)
  per common share     $   .39   $ (0.12)   $   .29   $   .31  $    .87    $    .51  $   .39  $   .48   $   .43    $   1.81
Diluted net income
  (loss) per common
  share                $   .39   $ (0.12)   $   .29   $   .30  $    .85    $    .50  $   .38  $   .46   $   .41    $   1.75

PRO FORMA
  PRESENTATION:
Income (loss) before
  income taxes         $ 7,441   $(1,833)   $ 6,057   $ 6,480  $ 18,145    $  9,858  $ 7,028  $ 8,892   $ 7,859    $ 33,637
Pro forma income tax
  provision (benefit)    2,836      (678)     2,241     2,499     6,898       3,792    2,709    3,350     2,966      12,817
                      -------- ---------- --------- -------- ----------    -------- -------- -------- ----------- ---------
Pro forma net income
  (loss)               $ 4,605   $(1,155)   $ 3,816   $ 3,981  $ 11,247    $  6,066  $ 4,319  $ 5,542   $ 4,893    $ 20,820
                      --------------------------------------------------   --------------------------------------------------
                      --------------------------------------------------   --------------------------------------------------
Pro forma net income
  (loss) per common
  share                $   .32   $  (.08)   $   .26   $   .27  $    .77    $    .42    $ .30  $   .38   $   .34    $   1.45
Pro forma diluted net
  income (loss) per
  common share         $   .31   $  (.08)   $   .26   $   .26  $    .76    $    .41     $.29  $   .37   $   .33    $   1.40
Weighted average
  shares outstanding    14,510    14,566     14,654    14,774    14,627      14,308   14,352   14,432    14,458      14,392
Diluted weighted
  average shares
  outstanding           14,733    14,827     14,860    15,125    14,887      14,734   14,848   15,049    14,981      14,908

*Restated from previously filed Form 10-Q for the quarter ended March 31, 1998 due to the Digital merger.

A variety of factors influence the level of the Company's net sales in a particular quarter including economic conditions in the semiconductor, data storage and flat panel display industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by the Company and its competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, and other factors, many of which are beyond the Company's control. In addition, the Company derives a substantial portion of its revenues from the sale of products which have an average selling price in excess of $750,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results in any given quarter.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) The Registrant's financial statements together with a separate table of contents are annexed hereto.

         (2) The financial statement schedule is listed in the separate table of contents annexed hereto.

         (3) Exhibits:

EXHIBIT

Number Exhibit

2.1 Agreement and Plan of Merger among Veeco Instruments Inc., Digital Instruments, Inc. and its Security holders dated February 28, 1998.
         (8).

2.2 Agreement and Plan of Merger among Veeco Instruments Inc., Veeco Acquisition Corp. and Wyko Corporation and its Security holders dated April 28, 1997. (6)

3.1      Form of Amended and Restated Certificate of Incorporation of the
         Company. (7)

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

10.19 Letter Agreement dated January 16, 1995 between the Company and John Kiernan. (3)

10.20 Amended and Restated Veeco Instruments Inc. Employees' Stock Option Plan. (4)

10.21    Veeco Instruments Inc. Employees Stock Purchase Plan. (4)

10.24 Lease dated July 1, 1993 and lease renewal dated February 26, 1996 between Lambda (Santa Barbara) Inc., a California Corporation, and Veeco Instruments Inc., a Delaware Corporation. (5)

10.25 Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (5)

10.26 Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (5)

10.27 Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (5)

10.28 Guarantor's Security Agreement dated July 31, 1996 among Sloan Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.
         (5)

10.29 The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (5)

10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (5)

10.32 Lease Extension dated as of November 1, 1997 by and between J. Anthony Wilson and Veeco Instruments Inc. (9)

10.33 Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Donald Kania. (9)

10.34 Amendment No. 2 to credit agreement, dated January 31, 1999 between Veeco Instruments, Inc. and Fleet Bank N.A. and the Chase Manhattan Bank.*

21.1     Subsidiaries of the Registrant. *

23.1     Consent of Ernst & Young LLP. *

27.1 Financial Data Schedule of Veeco Instruments Inc. for the year ended December 31, 1998.*

27.2 Financial Data Schedule of Veeco Instruments Inc. for the year ended December 31, 1997 (Restated).*

  *FILED HEREWITH

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

(8) Incorporated by reference from the Registrant's Current Report on Form 8-K dated March 9, 1998.

(9) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

         (b)      Reports on Form 8-K.

                  The Registrant filed a Form 8-K on January 11, 1999 which included the Registrant's consolidated financial statements and related financial data, retroactively restated to reflect the Registrant's mergers with Wyko Corporation in

                  July 1997 and Digital Instruments, Inc. in May 1998, which were accounted for as pooling of interests transactions.

                  The Registrant filed a Form 8-K on January 22, 1999 reporting the Registrant's unaudited sales and orders for the quarter and year ended December 31, 1998, and reference was made to the press release dated January 21, 1999, announcing such information.

         (c)      Exhibits: See Index to Exhibits.

         (d)      Consolidated Financial Statement Schedule.

SCHEDULE II.--VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VEECO INSTRUMENTS INC.
                             By:
                                               /s/ Edward H. Braun
                                 -----------------------------------------------
                                                 Edward H. Braun
                                 CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 SIGNATURES                                               TITLE                                       DATE
                 ----------                                               -----                                       ----
/s/ Edward H. Braun                          Director, Chairman, Chief Executive Officer and                     March 26, 1999
---------------------------------------------
              Edward H. Braun                President (principal executive officer)


/s/ Richard A. D'Amore                       Director                                                            March 26, 1999

---------------------------------------------
             Richard A. D'Amore


/s/ Joel A. Elftmann                         Director                                                            March 26, 1999
---------------------------------------------
              Joel A. Elftmann


/s/ Virgil Elings, Ph.D.                     Director                                                            March 26, 1999
---------------------------------------------
            Virgil Elings, Ph.D.



                 SIGNATURES                                               TITLE                                       DATE
                 ----------                                               -----                                       ----
/s/ Heinz K. Fridrich                        Director                                                            March 26, 1999
---------------------------------------------
             Heinz K. Fridrich


/s/ John A. Gurley                           Director                                                            March 26, 1999
---------------------------------------------
               John A. Gurley


/s/ Dr. Paul R. Low                          Director                                                            March 26, 1999
---------------------------------------------
              Dr. Paul R. Low


/s/ Roger D. McDaniel                        Director                                                            March 26, 1999
---------------------------------------------
             Roger D. McDaniel


/s/ Irwin H. Pfister                         Director                                                            March 26, 1999
---------------------------------------------
              Irwin H. Pfister


/s/ Walter J. Scherr                         Director                                                            March 26, 1999
---------------------------------------------
              Walter J. Scherr


/s/ John F. Rein, Jr.                        Vice President-Finance, Chief Financial Officer,                    March 26, 1999
---------------------------------------------Treasurer and Secretary (principal financial officer)
             John F. Rein, Jr.


/s/ John P. Kiernan                          Vice President-Corporate Controller (principal                      March 26, 1999
---------------------------------------------accounting officer)
              John P. Kiernan



                     Veeco Instruments Inc. and Subsidiaries

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule



   Report of Independent Auditors..................................................................  F- 2
   Consolidated Balance Sheets at December 31, 1998 and 1997.......................................  F- 3
   Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996..............................................................  F- 4
   Consolidated Statements of Shareholders' Equity for
     the years ended December 31, 1998, 1997 and 1996..............................................  F- 5
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996..............................................................  F- 6
   Notes to Consolidated Financial Statements......................................................  F- 7
   Schedule II--Valuation and Qualifying Accounts..................................................  S- 1


                         Report of Independent Auditors

To the Shareholders and the Board of Directors
Veeco Instruments Inc.

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries ("Veeco" or the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Digital Instruments, Inc. and Affiliates ("Digital"), which merged with Veeco in May 1998, which statements reflect total assets constituting 20% as of December 31, 1997, and total revenues constituting 23% in 1997 and 30% in 1996 of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, in so far as it relates to data included for Digital, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors for 1996 and 1997, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veeco Instruments Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

Melville, New York
February 8, 1999

                     Veeco Instruments Inc. and Subsidiaries

                           Consolidated Balance Sheets
                             (DOLLARS IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                                1998             1997
                                                                          -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $    23,492      $    20,444
   Accounts receivable, less allowance for doubtful accounts of $1,725
     in 1998 and $1,005 in 1997                                                   43,018           44,927
   Inventories                                                                    53,324           44,825
   Prepaid expenses and other current assets                                       1,388            1,695
   Deferred income taxes                                                           5,910            4,602
                                                                          -----------------------------------
Total current assets                                                             127,132          116,493

Property, plant and equipment at cost, net                                        37,204           33,344
Excess of cost over net assets acquired, less accumulated amortization
   of $1,171 in 1998 and $1,040 in 1997                                            4,187            4,318
Other assets, net                                                                  4,314            5,476
                                                                          -----------------------------------
Total assets                                                                 $   172,837      $   159,631
                                                                          -----------------------------------
                                                                          -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                          $    15,624      $    21,360
   Accrued expenses                                                               24,549           22,146
   Income taxes payable                                                            1,226            3,999
   Current portion of long-term debt                                                 207              210
                                                                          -----------------------------------
Total current liabilities                                                         41,606           47,715

Deferred income taxes                                                                925              702
Long-term debt                                                                     8,940            9,146
Notes payable to former Digital shareholders                                       8,000            8,000
Other liabilities                                                                    142              310
Shareholders' equity:
   Preferred stock, 500,000 shares authorized; no shares issued and
     outstanding                                                                       -                -
   Common stock, 25,000,000 shares authorized; 14,841,030 and 14,475,719 shares issued and outstanding in 1998 and 1997, respectively
                                                                                     148              145
   Additional paid-in capital                                                     62,810           54,474
   Retained earnings                                                              49,806           39,105
   Cumulative translation adjustment                                                 460               34
                                                                          -----------------------------------
Total shareholders' equity                                                       113,224           93,758
                                                                          -----------------------------------
Total liabilities and shareholders' equity                                   $   172,837      $   159,631
                                                                          -----------------------------------
                                                                          -----------------------------------

SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                        Consolidated Statements of Income
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEAR ENDED DECEMBER 31,
                                                             1998              1997               1996
                                                      -----------------------------------------------------
Net sales                                                 $   206,838        $  216,728      $   165,059
Cost of sales                                                 111,778           110,680           83,521
                                                      -----------------------------------------------------
Gross profit                                                   95,060           106,048           81,538
Costs and expenses:
   Research and development expense                            27,374            24,470           17,702
   Selling, general and administrative expense                 41,951            41,591           29,712
   Other--net                                                    (798)             (107)             631
   Merger and reorganization expenses                           7,500             2,250                -
   Write-off of purchased in-process technology
                                                                   -              4,200                -
                                                      -----------------------------------------------------
                                                               76,027            72,404           48,045
                                                      -----------------------------------------------------
Operating income                                               19,033            33,644           33,493
Interest expense (income), net                                    888                 7             (345)
                                                      -----------------------------------------------------
Income before income taxes                                     18,145            33,637           33,838
Income tax provision                                            5,444             7,610            6,941
                                                      -----------------------------------------------------
Net income                                                $    12,701       $    26,027      $    26,897
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------
Earnings per share:
   Net income per common share                                   $.87             $1.81            $1.89
   Diluted net income per common share                           $.85             $1.75            $1.86

Pro forma income tax presentation:
   Income before income taxes                                 $18,145           $33,637          $33,838
   Pro forma income tax provision                               6,898            12,817           12,963
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------
   Pro forma net income                                       $11,247           $20,820          $20,875
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------

Pro forma earnings per share:
   Pro forma net income per common share                         $.77             $1.45            $1.46
   Pro forma diluted net income per
     common share                                                $.76             $1.40            $1.44

Weighted average shares outstanding                            14,627            14,392           14,251
Diluted weighted average shares outstanding                    14,887            14,908           14,490


SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                             (DOLLARS IN THOUSANDS)

                                                         ADDITIONAL                CUMULATIVE
                                      COMMON STOCK         PAID-IN     RETAINED   TRANSLATION                  COMPREHENSIVE
                                    SHARES     AMOUNT      CAPITAL     EARNINGS    ADJUSTMENT     TOTAL           INCOME
                                 --------------------------------------------------------------------------   ----------------

Balance at December 31, 1995     14,234,749    $ 143      $47,398      $ 10,181       $  769     $58,491

Exercise of stock options and
   stock issuances under             48,807        -         285              -            -         285
   stock purchase plan
Translation adjustment                    -        -           -              -         (104)       (104)       $   (104)
Net income                                -        -           -         26,897            -      26,897          26,897
Distributions to former
shareholders of Digital                   -        -           -        (14,000)           -     (14,000)

                                 --------------------------------------------------------------------------   ----------------
Balance at December 31, 1996     14,283,556      143       47,683        23,078          665      71,569       $  26,793
                                                                                                              ----------------
                                                                                                              ----------------
Exercise of stock options and
   stock issuances under stock      192,163        2        2,068             -            -       2,070
   purchase plan
Translation adjustment                    -        -            -             -         (631)       (631)       $   (631)
Stock option income tax benefit           -        -        1,790             -            -       1,790
Sale of stock                                               2,933                                  2,933
Net income                                -        -            -        26,027            -      26,027          26,027
Distributions to former
shareholders  of Digital                  -        -            -       (10,000)           -     (10,000)
                                 --------------------------------------------------------------------------   ----------------
Balance at December 31, 1997     14,475,719      145       54,474        39,105           34      93,758        $ 25,396
                                                                                                              ----------------
                                                                                                              ----------------

Exercise of stock options and
   stock issuances under stock      365,311        3        3,562             -            -       3,565
   purchase plan
Translation adjustment                    -        -            -             -          426         426        $    426
Stock option income tax benefit           -        -        3,189             -            -       3,189
Non-cash compensation charge              -        -        1,585             -            -       1,585
Net income                                -        -            -        12,701            -      12,701          12,701
Distributions to former
  shareholders of Digital                 -        -            -        (2,000)           -      (2,000)
                                 --------------------------------------------------------------------------   ----------------
Balance at December 31, 1998     14,841,030    $ 148      $62,810      $ 49,806       $  460     $113,224       $ 13,127
                                 --------------------------------------------------------------------------   ----------------
                                 --------------------------------------------------------------------------   ----------------




SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                             (DOLLARS IN THOUSANDS)


                                                                          YEAR ENDED DECEMBER 31,
                                                                    1998           1997           1996
                                                               ----------------------------------------------
OPERATING ACTIVITIES
Net income                                                        $ 12,701       $ 26,027       $ 26,897
Adjustments to reconcile net income to net cash
   provided by operating activities:

     Depreciation and amortization                                   4,703          2,215          2,041
     Deferred income taxes                                          (1,085)        (1,709)          (895)
     Non-cash merger and reorganization expenses                     3,544              -              -
     Write-off of purchased in-process technology                        -          4,200              -

     Changes in operating assets and liabilities:

       Accounts receivable                                           2,695        (12,805)        (4,205)
       Inventories                                                  (8,836)       (13,633)        (8,684)
       Accounts payable                                             (5,823)         8,694          2,901
       Accrued expenses and other current liabilities                1,847          4,483          4,086
       Other, net                                                    1,073            638          1,229

                                                               ----------------------------------------------
Net cash provided by operating activities                           10,819         18,110         23,370
                                                               ----------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                (8,138)       (21,047)        (4,067)
Net assets of business acquired                                          -         (4,375)             -
                                                               ----------------------------------------------
Net cash used in investing activities                               (8,138)       (25,422)        (4,067)
                                                               ----------------------------------------------

FINANCING ACTIVITIES
Proceeds from stock issuance                                         3,565          5,003            285
Proceeds from long-term debt                                             -          6,800              -
Distributions to former shareholders of Digital                     (2,000)       (10,000)       (14,000)
Other                                                                 (209)          (160)          (289)
                                                               ----------------------------------------------
Net cash provided by (used in) financing activities                  1,356          1,643        (14,004)
                                                               ----------------------------------------------
Effect of exchange rate changes on cash and cash equivalents
                                                                      (989)          (209)           161
                                                               ----------------------------------------------
Net increase (decrease) in cash and cash equivalents                 3,048         (5,878)         5,460
Cash and cash equivalents at beginning of year                      20,444         26,322         20,862
                                                               ----------------------------------------------
Cash and cash equivalents at end of year                          $ 23,492       $ 20,444       $ 26,322
                                                               ----------------------------------------------
                                                               ----------------------------------------------


SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998


1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS


Veeco Instruments Inc. ("Veeco" or the "Company") designs, manufactures, markets and services a broad line of precision metrology and process equipment used to measure, test and manufacture microelectronic products for the data storage and semiconductor industries. Veeco's precision metrology equipment is primarily used to measure critical dimensions on thin film magnetic heads and semiconductor devices. The Company's process equipment is primarily used to etch and deposit materials in the manufacture of thin film magnetic heads. Veeco sells its products worldwide to many of the leading manufacturers in the data storage, semiconductor and other industries, as well as research and development centers and universities.


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

                     Veeco Instruments Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH FLOWS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid during 1998, 1997 and 1996 was approximately $1,415,000, $1,103,000 and $734,000, respectively. Income taxes paid in 1998, 1997 and 1996 was approximately $4,683,000, $5,370,000 and $6,706,000, respectively.

INVENTORIES

Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

DEPRECIABLE ASSETS

Depreciation and amortization are generally computed by the straight-line method and are charged against income over the estimated useful lives of depreciable assets.

INTANGIBLE ASSETS

Excess of cost of investment over net assets acquired is being amortized on a straight-line basis over 40 years. Other intangible assets, included within other assets on the balance sheet, consists principally of purchased technology, patents, software licenses and deferred finance costs of $2,095,000 and $3,663,000, which are net of accumulated amortization of $1,423,000 and $1,501,000 at December 31, 1998 and 1997, respectively. Other intangible assets are amortized over periods ranging from 3 to 17 years.

ENVIRONMENTAL COMPLIANCE AND REMEDIATION

Environmental compliance costs include ongoing maintenance, monitoring and similar costs. Such costs are expensed as incurred. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

                     Veeco Instruments Inc. and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING AND PROMOTIONAL EXPENSE

The cost of advertising is expensed as of the first showing. The Company incurred $3,988,000, $4,668,000 and $3,307,000 in advertising costs during 1998,
1997 and 1996, respectively.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

                     Veeco Instruments Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of securities. The carrying amount of the Company's debt at December 31, 1998 and 1997 approximates fair value.

EARNINGS PER SHARE

Basic and diluted earnings per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128.

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                        1998              1997              1996
                                                  ------------------------------------------------------
                                                                  (IN THOUSANDS)

Weighted average shares outstanding                     14,627            14,392            14,251
Dilutive effect of stock options                           260               516               239
                                                  ------------------------------------------------------
                                                  ------------------------------------------------------
Diluted weighted average shares outstanding
                                                        14,887            14,908            14,490
                                                  ------------------------------------------------------
                                                  ------------------------------------------------------

RECLASSIFICATIONS

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

                     Veeco Instruments Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



2. BUSINESS COMBINATIONS AND BASIS OF PRESENTATION


On May 29, 1998, Veeco merged with Digital Instruments, Inc. ("Digital"), a leader in scanning probe/atomic force microscopy (SPM/AFM). Under the merger, Digital shareholders received 5,583,725 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include Digital data. Merger expenses were comprised of transaction fees and expenses of $3,300,000 and a $1,585,000 non-cash compensation charge related to stock issued in accordance with a pre-existing agreement with a key Digital employee. Reorganization expenses, principally related to the Digital Merger, consisted of $509,000 for severance costs, $750,000 for an estimated loss on a future sublease of an abandoned office and manufacturing facility, $887,000 for write-downs of long-lived assets held for sale or disposal and $469,000 for other costs. The Company implemented its reorganization plan in an effort to integrate Digital into the Company, consolidate manufacturing facilities, terminate its marketing and distribution agreements for a Metrology product which competed directly with Digital, and reduce other operating expenses. The severance costs covered 13 management and manufacturing employees located in Santa Barbara, California, and Plainview and Orangeburg, New York in the Metrology and Process Equipment segments, respectively. Termination benefits paid during 1998 approximated $300,000. The sublease loss covered an office and manufacturing facility in Santa Barbara, California. Charges associated with the sublease loss will be paid over the remaining life of the lease. The write-down of long-lived assets, to estimated net realizable value, related primarily to three SXM atomic force microscopes previously used for demonstration and testing purposes in Veeco's Metrology segment.

The Company owns 50% of Digital Instruments GmbH, a German company, which exclusively distributed Digital's products in Germany and Eastern Europe through September 30, 1998. The Company accounts for its investment in Digital Instruments GmbH under the equity method of accounting. Prior to the merger, Digital had elected "S" Corporation status for income tax purposes and therefore was not subject to federal income taxes at the corporation level. As a result of the merger, Digital's "S" Corporation election was terminated. Pro forma net income and pro forma net income per share as shown in the accompanying Consolidated Statements of Income reflects income taxes for Digital as if it had been a "C" Corporation for all periods presented.

                     Veeco Instruments Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




2. BUSINESS COMBINATIONS AND BASIS OF PRESENTATION (CONTINUED)


On July 25, 1997, a wholly-owned subsidiary of Veeco merged into Wyko Corporation ("Wyko") of Tucson, Arizona, a leading supplier of optical interferometric measurement systems for the data storage and semiconductor industries. Under the merger, Wyko shareholders received 2,863,810 shares of Veeco Common Stock and holders of options to acquire Wyko common stock received options to acquire an aggregate of 136,190 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests transaction. Merger expenses of approximately $2,250,000 pertaining to investment banking, legal fees and other one-time transaction costs were charged to operating expenses during the year ended December 31, 1997.


The following table displays the revenues and net income of the separate companies for the periods preceding the business combinations and the amounts after the mergers through December 31, 1998:

                                                                     YEAR ENDED DECEMBER 31,
                                                              1998             1997            1996
                                                         ---------------- --------------- ---------------
    Revenues:
       Veeco (pre-mergers)                                 $    56,363      $    71,211     $    96,832
       Wyko                                                          -           18,285          18,210
       Digital                                                  22,667           51,320          50,017
       Veeco (post-mergers)                                    127,808           75,912               -
                                                         ---------------- --------------- ---------------
       Combined                                            $   206,838      $   216,728     $   165,059
                                                         ---------------- --------------- ---------------
                                                         ---------------- --------------- ---------------
    Net income:
       Veeco (pre-mergers)                                 $       188      $     2,723     $     8,038
       Wyko                                                          -            3,472           2,797
       Digital                                                   4,242           13,744          16,062
       Veeco (post-mergers)                                      8,271            6,088               -
                                                         ---------------- --------------- ---------------
       Combined                                            $    12,701      $    26,027     $    26,897
                                                         ---------------- --------------- ---------------
                                                         ---------------- --------------- ---------------

                     Veeco Instruments Inc. and Subsidiaries

2. BUSINESS COMBINATIONS AND BASIS OF PRESENTATION (CONTINUED)

On April 10, 1997, Veeco acquired from Materials Research Corporation, certain assets of the Physical Vapor Deposition data storage business for cash of $4,375,000 plus the assumption of certain liabilities. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values as determined by an independent appraisal, including $4,200,000 allocated to in-process engineering and development projects. The associated projects had not reached technological feasibility and had no alternative future uses and thus the amounts allocated to such projects were expensed as of the date of acquisition.

3. BALANCE SHEET INFORMATION

                                                              DECEMBER 31,
                                                         1998               1997
                                                  --------------------------------------
                                                             (IN THOUSANDS)
    Inventories:
       Raw materials                                  $    28,202        $    25,277
       Work in process                                     12,652              8,528
       Finished goods                                      12,470             11,020
                                                  --------------------------------------
                                                      $    53,324        $    44,825
                                                  --------------------------------------
                                                  --------------------------------------

                                                              DECEMBER 31,                  ESTIMATED
                                                         1998               1997           USEFUL LIVES
                                                  ---------------------------------------------------------
                                                             (IN THOUSANDS)
    Property, plant and equipment:
       Land                                            $    5,166          $    5,166
       Buildings and improvements                          18,382              19,543      10-39 years
       Machinery and equipment                             27,686              19,708        3-7 years
       Leasehold improvements                               1,831                 516        3-7 years
                                                  --------------------------------------
                                                           53,065              44,933
       Less accumulated depreciation and
         amortization                                      15,861              11,589
                                                  --------------------------------------
                                                       $   37,204         $    33,344
                                                  --------------------------------------
                                                  --------------------------------------

                     Veeco Instruments Inc. and Subsidiaries

3. BALANCE SHEET INFORMATION (CONTINUED)

                                                               DECEMBER 31,
                                                         1998               1997
                                                  ---------------------------------------
                                                             (IN THOUSANDS)
    Accrued expenses:
       Litigation reserve                             $    1,500         $    1,500
       Payroll and related benefits                        5,090              5,713
       Taxes, other than income                            4,019              1,996
       Deferred service contract revenue                     738                594
       Customer deposits and advanced billings             2,292              2,262
       Installation and warranty                           6,119              4,638
       Other                                               4,791              5,443
                                                  --------------------------------------
                                                      $   24,549         $   22,146
                                                  --------------------------------------
                                                  --------------------------------------

4. LONG-TERM DEBT

The Company has an unsecured credit facility, as amended on January 31, 1999 (the "Credit Facility"), which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility provides the Company with up to $40 million of availability. The Credit Facility's interest rate is the prime rate of the lending banks, but is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. The Credit Facility expires December 31, 2001, but under certain conditions is convertible into a term loan, which would amortize quarterly through December 31, 2005.

The Credit Facility contains certain restrictive covenants, which among other things, impose limitations with respect to incurrence of certain additional indebtedness, payments of dividends, long-term leases, investments, mergers, consolidations and specified sales of assets. The Company is also required to satisfy certain financial tests.

As of December 31, 1998 and 1997, no borrowings were outstanding under the Company's Credit Facility.

                     Veeco Instruments Inc. and Subsidiaries

4. LONG-TERM DEBT (CONTINUED)

In April 1995, the stockholders of Digital received distributions in the amount of $8,000,000 in the form of unsecured promissory notes, bearing interest at
7.21 percent per annum with interest due quarterly and principal due on or before March 31, 2000. Interest relating to these notes approximated $577,000 for each of the years ended 1998, 1997 and 1996.

Long-term debt consists of two mortgage notes payable, each secured by the land and building subject to the respective mortgage. One mortgage note payable bears interest at a rate of 8.5% and matures on October 14, 2002. The other mortgage note payable bears interest at rate of 7.75% for the first five years with a final payment due in December 2007. At the end of five years, the interest rate will change each year based on the bank's index rate plus 1.75%.

This note payable is being amortized over 25 years with a balloon payment due at the end of ten years. Long-term debt matures as follows:

                                                           (IN THOUSANDS)
1999                                                           $    207
2000                                                                245
2001                                                                267
2002                                                              2,181
2003                                                                136
Thereafter                                                        6,111
                                                           -------------------
                                                                  9,147
Less current portion                                                207
                                                           -------------------
                                                               $  8,940
                                                           -------------------
                                                           -------------------

5. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLANS

Net income and earnings per share determined on a pro forma basis as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method estimated at the date of grant using a Black-Scholes option pricing model follows:

                     Veeco Instruments Inc. and Subsidiaries

5. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLANS  (CONTINUED)

                                                                    DECEMBER 31,
                                                       1998             1997              1996
                                                 ----------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Pro forma net income                                $   9,032        $   24,784        $  26,399
Pro forma net income per share                      $     .62        $    1.72         $   1.85
Pro forma diluted net income per share              $     .62        $    1.67         $   1.83

FIXED OPTION PLANS

The Company has two fixed option plans. The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "Stock Option Plan") provides for the grant to officers and key employees of up to 2,126,787 options (104,671 options available for future grants as of December 31, 1998) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the Stock Option Plan become exercisable over a three-year period following the grant date and expire after ten years. The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, as amended (the "Directors' Option Plan"), provides for the automatic grant of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. The Directors' Option Plan provides for the grant of up to 115,000 options (15,003 options available for future grants as of December 31, 1998) to purchase shares of Common Stock of the Company. Such options granted are exercisable immediately and expire after ten years. In connection with the merger with Wyko, holders of the then outstanding Wyko stock options received options to purchase an aggregate of 136,190 shares of Veeco Common Stock.

The fair values of the options issued under the two plans at the date of grant were estimated with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 5.5%, 6.3% and 6.3%, respectively, no dividend yield, volatility factor of the expected market price of the Company's Common Stock of 59%, 50% and 50%, respectively, and a weighted-average expected life of the option of four years.

                     Veeco Instruments Inc. and Subsidiaries

5. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)

A summary of the Company's stock option plans as of December 31, 1996, 1997 and 1998, and changes during the years ended on those dates is presented below:

                                             1996                     1997                      1998
                                   ---------------------------------------------------------------------------

                                               OPTION                 WEIGHTED-AVERAGE          WEIGHTED-AVERAGE
                                    SHARES      PRICE       SHARES        EXERCISE     SHARES        EXERCISE
                                     (000)    PER SHARE      (000)         PRICE       (000)          PRICE
                                   ----------------------------------------------------------------------------
Outstanding at beginning of year      606        $ 8.85        658        $  9.44       1,154       $  22.64
Granted                               175         13.68        681          32.22       1,037          24.49
Exercised                             (32)         2.68       (165)          9.76        (336)          8.86
Forfeited                             (91)        13.67        (20)         21.60        (168)         29.61
                                   ----------------------------------------------------------------------------
Outstanding at end of year            658        $ 9.44      1,154        $ 22.64       1,687       $  25.46
                                   ----------------------------------------------------------------------------
                                   ----------------------------------------------------------------------------

Options exercisable at year-end       324        $ 5.72        330        $  9.25         346       $  24.42
Weighted-average fair value of
   options granted during the year               $ 6.24                   $ 14.83                   $  12.36

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                         ----------------------------------------------------- ---------------------------------
                            NUMBER                                                NUMBER
                          OUTSTANDING                                           OUTSTANDING
                          AT DECEMBER   WEIGHTED-AVERAGE                        AT DECEMBER
      RANGE OF             31, 1998         REMAINING       WEIGHTED-AVERAGE     31, 1998     WEIGHTED-AVERAGE
   EXERCISE PRICE           (000'S)     CONTRACTUAL LIFE     EXERCISE PRICE        (000'S)     EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------

             $  0.69              2             3.8             $  0.69                2          $  0.69
                2.18              8             1.5                2.18                8             2.18
                4.50             18             5.6                4.50               18             4.50
      9.50 -   13.38             75             6.7               12.41               65            12.61
     14.50 -   21.63             88             7.6               16.35               39            16.32
     22.00 -   32.41          1,318             9.1               25.33              144            25.54
     33.06 -   47.44            169             8.8               39.19               67            39.10
     50.25 -   57.25              9             8.6               51.81                3            51.81
                         ---------------------------------------------------------------------------------------
      0.69 -   57.25          1,687             8.8              $25.46              346          $ 24.42
                         ---------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------

                     Veeco Instruments Inc. and Subsidiaries

5. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

Under the Veeco Instruments Inc. Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 250,000 shares of Common Stock to its full-time domestic employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 6% of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Plan, the Company issued 29,352 shares, 12,996 shares and 14,278 shares to employees in 1998, 1997 and 1996, respectively. The fair value of the employees' purchase rights were estimated using the following assumptions for 1998, 1997 and 1996, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 59%, 70% and 70%; and risk-free interest rates of 5.3%, 5.3%, and 5.2%. The weighted-average fair value of those purchase rights granted in 1998, 1997 and 1996 was $8.79, $6.58 and $5.20, respectively.


As of December 31, 1998, the Company has reserved 1,806,796 and 176,898 shares of Common Stock for issuance upon exercise of stock options and issuance of shares pursuant to the Plan, respectively.


PREFERRED STOCK

The Board of Directors has authority under the Company's current Amended and Restated Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

                     Veeco Instruments Inc. and Subsidiaries

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                            DECEMBER 31,
                                                                       1998             1997
                                                               ----------------------------------
                                                                       (IN THOUSANDS)
Deferred tax liabilities:
   Tax over book depreciation                                     $      925       $      702
Deferred tax assets:
   Inventory valuation                                                 2,861            2,247
   Foreign net operating loss carryforwards                              246            1,084
   Warranty and installation                                           2,380            1,878
   Other                                                                 669              387
                                                               ----------------------------------
Total deferred tax assets                                              6,156            5,596
Valuation allowance                                                     (246)            (994)
                                                               ----------------------------------
Net deferred tax assets                                                5,910            4,602
                                                               ----------------------------------
                                                               ----------------------------------
Net deferred taxes                                                $    4,985       $    3,900
                                                               ----------------------------------
                                                               ----------------------------------

For financial reporting purposes, income (loss) before income taxes consists of:

                                           YEAR ENDED DECEMBER 31,
                                  1998                1997               1996
                          ------------------------------------------------------------
                                                (IN THOUSANDS)
 Domestic                        $16,130               $33,654         $34,135
 Foreign                           2,015                   (17)           (297)
                          ------------------------------------------------------------
                          ------------------------------------------------------------
                                 $18,145               $33,637         $33,838
                          ------------------------------------------------------------
                          ------------------------------------------------------------

                     Veeco Instruments Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

Significant components of the provision (benefit) for income taxes are presented below:

                                                                  YEAR ENDED DECEMBER 31,
                                                          1998               1997             1996
                                                 ------------------------------------------------------
                                                                      (IN THOUSANDS)
Current:
   Federal                                            $    4,436         $    7,371       $   6,442
   Foreign                                                   546                306             129
   State                                                   1,547              1,642           1,542
   Utilization of research tax credits                         -                  -            (277)
                                                  ------------------------------------------------------
                                                           6,529              9,319           7,836
Deferred:
   Federal                                                  (968)            (1,517)           (795)
   Foreign                                                    90                  -               -
   State                                                    (207)              (192)           (100)
                                                  ------------------------------------------------------
                                                  ------------------------------------------------------
                                                          (1,085)            (1,709)           (895)
                                                  ------------------------------------------------------
                                                  ------------------------------------------------------
                                                      $    5,444         $    7,610       $   6,941
                                                  ------------------------------------------------------
                                                  ------------------------------------------------------

                     Veeco Instruments Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

The following is a reconciliation of the income tax expense computed using the federal statutory rate to the Company's actual income tax expense:

                                                                         YEAR ENDED DECEMBER 31
                                                                1998              1997              1996
                                                         -------------------------------------------------------
                                                                             (IN THOUSANDS)
   Tax at U.S. statutory rates                              $    6,351         $   11,773        $   11,843
   State income taxes (net of federal benefit)                     817                925               856
   Goodwill amortization                                            46                 46                46
   Nondeductible merger expenses                                 1,164                700                 -
   Other nondeductible expenses                                    140                116                52
   Operating losses not currently realizable                        14                335               225

   Income of "S" Corporation not subject to
      federal corporation tax                                   (1,513)            (4,875)           (5,728)
   Operating losses currently realizable                          (168)               (13)                -
   Research and development tax credit                            (796)              (619)             (184)
   Benefit of foreign sales corporation                           (457)              (479)             (173)
   Other                                                          (154)              (299)                4
                                                         -------------------------------------------------------
                                                            $    5,444         $    7,610        $    6,941
                                                         -------------------------------------------------------
                                                         -------------------------------------------------------

One of the Company's foreign subsidiaries has net operating loss carryforwards for foreign tax purposes of approximately $500,000 at December 31, 1998, which expire in the year 2002.

                     Veeco Instruments Inc. and Subsidiaries

7. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

MINIMUM LEASE COMMITMENTS

Minimum lease commitments as of December 31, 1998 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows:

                                      (IN THOUSANDS)

1999                                      $   1,572
2000                                          1,301
2001                                          1,042
2002                                            986
2003                                            625
Thereafter                                      190
                                      -------------------
                                          $   5,716
                                      -------------------
                                      -------------------

Rent charged to operations amounted to $1,702,000, $1,979,000 and $1,408,000 in 1998, 1997 and 1996, respectively. In addition, the Company is obligated under the leases for certain other expenses, including real estate taxes and insurance.

ROYALTIES

The Company has arrangements with a number of third parties to use patents in accordance with license agreements. Royalties and license fees expensed under these agreements approximated $275,000, $716,000 and $986,000 in 1998, 1997 and 1996, respectively.

ENVIRONMENTAL REMEDIATION

In compliance with a Cleanup and Abatement Order ("CAO") issued by the California Regional Water Quality Control Board, Central Coast Region (the "RWQCB"), the Company, in September 1995, completed soil remediation of a site which was leased by a predecessor of the Company.

                     Veeco Instruments Inc. and Subsidiaries

7. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS (CONTINUED)

The cost of the soil remediation was approximately $35,000. The Company is currently performing post-soil remediation groundwater monitoring at the site. Reports prepared by consultants indicate certain contaminants in samples of groundwater from underneath the site. Pursuant to the CAO, in September 1998, the Company began implementation of a groundwater remediation plan approved by the RWQCB. The Company cannot at this time estimate the extent of its remaining remedial liability at the site since that will depend upon both the success of the groundwater remediation and the Company's ability to demonstrate to the RWQCB that any remaining contamination in site groundwater is migrating onto the site from other sources.

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

The former owner of the land and building in which Digital's operating facilities and offices are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract provides adequate protection against any environmental issues that may arise.

                     Veeco Instruments Inc. and Subsidiaries

7. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS (CONTINUED)

LITIGATION

The Company is a defendant in several litigation matters. The ultimate outcome of these matters cannot be determined at this time; however, management believes that settlements, if any, and litigation costs, will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

RELATED PARTY TRANSACTION

Balances and transactions with Digital GmbH that are reflected in the accompanying consolidated financial statements are as follows:

                                          1998             1997            1996
                                     -------------------------------------------------
                                                      (IN THOUSANDS)
Accounts receivable                      $      -       $   1,788        $     922
Sales                                       4,337           3,025            3,461

The Company makes purchases of inventory from a company, which is owned partially by an individual who is also employed by the Company. Payments to this related company in 1998, 1997 and 1996 were approximately $4,883,000, $3,120,000 and $2,937,000, respectively.

CONCENTRATION OF CREDIT RISK

The Company's business depends in large part upon the capital expenditures of data storage and semiconductor manufacturers which accounted for the following percentages of the Company's net sales:

                                                  DECEMBER 31
                                   1998              1997               1996
                             -------------------------------------------------------
Data storage                        54.9%             53.2%             45.5%
Semiconductor                       19.5%             19.8%             23.0%

                     Veeco Instruments Inc. and Subsidiaries

7. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS (CONTINUED)


Sales to one customer accounted for approximately 17%, 6% and 4%, sales to another customer accounted for approximately 11%, 14% and 11% and sales to another customer accounted for approximately 7%, 11% and 11% of the Company's net sales during the years ended December 31, 1998, 1997 and 1996, respectively. Each of the Company's segments sell to these major customers. At December 31, 1998 and 1997, accounts receivable due from three customers represented 38% and 24% of aggregate accounts receivable, respectively.


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

                                          DECEMBER 31,
                                    1998               1997
                             ---------------------------------------
United States                    $   17,858         $   22,131
Europe                               11,711              8,856
Far East                             11,776             12,738
Other                                 1,673              1,202
                             ---------------------------------------
                                 $   43,018         $   44,927
                             ---------------------------------------
                             ---------------------------------------


                     Veeco Instruments Inc. and Subsidiaries

8. FOREIGN OPERATIONS, GEOGRAPHIC AREA AND PRODUCT SEGMENT INFORMATION

Revenue and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                         NET SALES TO
                                    UNAFFILIATED CUSTOMERS                        LONG-LIVED ASSETS
                           ------------------------------------------ -------------------------------------------
                               1998          1997           1996          1998           1997          1996
                           ------------- -------------- ------------- -------------- ------------- --------------
  United States             $   199,263   $   212,288    $   160,290   $   41,024     $   37,547    $   17,834
  Foreign Countries              39,103        13,698         12,129          367            115           120
  Eliminations                  (31,528)       (9,258)        (7,360)           -              -             -
                           ------------- -------------- ------------- -------------- ------------- --------------
                            $   206,838   $   216,728    $   165,059   $   41,391     $   37,662    $   17,954
                           ------------- -------------- ------------- -------------- ------------- --------------
                           ------------- -------------- ------------- -------------- ------------- --------------

The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were $774,000, $(34,000), and $(153,000) in 1998, 1997, and 1996, respectively.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As of January 1, 1998, the Company adopted SFAS No. 131 and retroactively applied it to January 1, 1996. The adoption of this statement had no impact on the Company's reported net income or shareholders' equity.

The Company has three reportable segments: metrology, process equipment and industrial measurement. The Company's metrology product line manufactures and distributes to customers in the data storage and semiconductor industries, as well as research and development centers and universities. The Company's process equipment product line includes etch and deposition systems, primarily for data storage applications. The Company's industrial measurement products have applications in a wide range of industries including electronic, aerospace, transportation and semiconductor.

                     Veeco Instruments Inc. and Subsidiaries

8. FOREIGN OPERATIONS, GEOGRAPHIC AREA AND PRODUCT SEGMENT INFORMATION
   (CONTINUED)

The Company evaluates performance based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from segment profit primarily consist of corporate expenses, including income taxes, as well as other non-recurring charges for purchased in-process technology, reorganization and asset impairment charges and merger-related costs. Corporate expenses are comprised primarily of general and administrative expenses.

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

The following represents the reportable product segments of the Company:

                                     NET SALES              OPERATING INCOME (LOSS)             TOTAL ASSETS
                             1998      1997       1996      1998      1997     1996      1998       1997       1996
-----------------------------------------------------------------------------------------------------------------------
Metrology                 $126,160   $112,751  $ 92,107   $26,328  $23,748    $22,446  $ 73,445  $  68,025   $ 47,136
Process equipment           60,931     84,530    53,198     2,232   19,510     12,562    55,375     52,028     25,325
Industrial measurement      19,747     19,447    19,754        (5)    (381)      (393)   16,807     13,162     12,765
Unallocated  corporate           -          -         -    (2,022)  (2,783)    (1,122)   27,210     26,416     28,113
   amount
Merger and reorganization
   expenses                      -          -         -    (7,500)  (2,250)         -         -          -          -
Write-off of purchased
   in-process technology         -          -         -         -   (4,200)         -         -          -          -
                          ---------------------------------------------------------------------------------------------
Total                     $206,838   $216,728  $165,059   $19,033  $33,644    $33,493  $172,837   $159,631   $113,339
                          ---------------------------------------------------------------------------------------------
                          ---------------------------------------------------------------------------------------------

                     Veeco Instruments Inc. and Subsidiaries

8. FOREIGN OPERATIONS, GEOGRAPHIC AREA AND PRODUCT SEGMENT INFORMATION
    (CONTINUED)

OTHER SIGNIFICANT ITEMS

                                                                     YEAR ENDED DECEMBER 31,
                                                             1998               1997          1996

                                                       ---------------- --------------- ----------------
   Depreciation and amortization expense:
     Metrology                                            $  1,674         $     522       $    582
     Process equipment                                       2,389             1,320          1,131
     Industrial measurement                                    122                15              1
     Unallocated corporate                                     518               358            327
                                                       ---------------- --------------- ----------------
     Consolidated depreciation and amortization
       expense                                            $  4,703         $   2,215       $  2,041
                                                       ---------------- --------------- ----------------
                                                       ---------------- --------------- ----------------
   Expenditures for long-lived assets:

     Metrology                                            $  1,488         $  13,216       $    589
     Process equipment                                       5,907             8,162          3,236
     Industrial measurement                                     65               646             95
     Unallocated corporate                                     678             1,548            147
                                                       ---------------- --------------- ----------------
     Consolidated expenditures for
       long-lived assets                                  $  8,138         $  23,572       $  4,067
                                                       ---------------- --------------- ----------------
                                                       ---------------- --------------- ----------------

9. DEFINED CONTRIBUTION BENEFIT PLANS

The Company maintains three defined contribution plans under Section 401(k) of the Internal Revenue Code. Principally all of the Company's domestic full-time employees are eligible to participate in one of the three plans. Under the plans, employees may contribute up to a maximum of 15% to 20% of their annual wages, depending on the plan. Employees are immediately vested in their contributions. Other than Digital's plan, the plans provide for partial matching contributions by the Company, which vest over a five-year period. Company contributions to the plans were $507,000, $296,000 and $205,000 in 1998, 1997 and 1996, respectively.

                     Veeco Instruments Inc. and Subsidiaries

10. SUBSEQUENT EVENTS


On February 2, 1999, the Company completed a public offering pursuant to which 1,000,000 shares of Common Stock, par value $.01 per share were issued and sold for $52.00 per share, less underwriting discounts and commissions of $2.34 per share. In addition, as part of the public offering, certain stockholders of the Company sold 2,575,000 shares of Common Stock. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

                      Veeco Instruments Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts


-----------------------------------------------------------------------------------------------------------------------------------
                           COL. A                       COL. B                   COL. C               COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              ADDITIONS
                                                                      --------------------------
                                                                      --------------------------
                                                    BALANCE AT           CHARGED TO  CHARGED TO                       BALANCE AT
                                                    GINNING OF           COSTS AND     OTHER                            END OF
                         DESCRIPTION                 PERIOD               EXPENSES    ACCOUNTS     DEDUCTIONS           PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts:
     Year ended December 31, 1998:
     Allowance for doubtful accounts                  $   1,005,000   $    746,000     $   -     $      26,000       $   1,725,000
     Valuation allowance on net deferred tax assets         994,000              -         -           748,000             246,000
                                                    ------------------------------------------------------------------------------
                                                      $   1,999,000   $    746,000     $   -     $     774,000       $   1,971,000
                                                    ------------------------------------------------------------------------------
                                                    ------------------------------------------------------------------------------
Deducted from asset accounts:
     Year ended December 31, 1997:
     Allowance for doubtful accounts                  $     803,000   $    403,000     $   -     $     201,000       $   1,005,000
     Valuation allowance on net deferred tax assets         795,000        199,000         -                 -             994,000
                                                    ------------------------------------------------------------------------------
                                                      $   1,598,000   $    602,000     $   -     $     201,000       $   1,999,000
                                                    ------------------------------------------------------------------------------
                                                    ------------------------------------------------------------------------------
LDeducted from asset accounts:
     Year ended December 31, 1996:
     Allowance for doubtful accounts                  $     692,000   $    200,000     $   -     $      89,000       $     803,000
     Valuation allowance on net deferred tax assets       1,913,000              -         -         1,118,000             795,000
                                                    ------------------------------------------------------------------------------
                                                      $   2,605,000   $    200,000     $   -     $   1,207,000       $   1,598,000
                                                    ------------------------------------------------------------------------------
                                                    ------------------------------------------------------------------------------

INDEX TO EXHIBITS


Exhibit
Number   Exhibit

2.1      Agreement and Plan of Merger among Veeco Instruments Inc., Digital
         Instruments, Inc. and its Security holders dated February 28, 1998. (8)

2.2      Agreement and Plan of Merger among Veeco Instruments Inc., Veeco
         Acquisition Corp. and Wyko Corporation and its Security holders dated
         April 28, 1997. (6)

3.1      Form of Amended and Restated Certificate of Incorporation of the
         Company. (7)

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

10.15    Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.
         (1)

10.19    Letter Agreement dated January 16, 1995 between the Company and John
         Kiernan. (3)

10.20    Amended and Restated Veeco Instruments Inc. Employees' Stock Option
         Plan. (4)

10.21    Veeco Instruments Inc. Employees Stock Purchase Plan. (4)

10.24 Lease dated July 1, 1993 and lease renewal dated February 26, 1996 between Lambda (Santa Barbara) Inc., a California Corporation, and
         Veeco Instruments Inc., a Delaware Corporation. (5)

10.25    Credit Agreement dated July 31, 1996 among the Registrant, Fleet Bank
         N.A. and The Chase Manhattan Bank. (5)

10.26    Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank
         N.A. and The Chase Manhattan Bank. (5)

10.27    Guarantee Agreement dated July 31, 1996 among the Registrant, Fleet
         Bank N.A. and The Chase Manhattan Bank. (5)

10.28    Guarantor's Security Agreement dated July 31, 1996 among Sloan
         Technology Corporation, Fleet Bank N.A. and The Chase Manhattan Bank.
         (5)

10.29    The Pledge Agreement dated July 31, 1996 among the Registrant, Fleet
         Bank N.A. and The Chase Manhattan Bank. (5)

10.30 The Patent and Trademark Security Agreement dated July 31, 1996 among the Registrant, Fleet Bank N.A. and The Chase Manhattan Bank. (5)

10.32    Lease Extension dated as of November 1, 1997 by and between J. Anthony
         Wilson and Veeco Instruments Inc. (9)

10.33    Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc.
         and Dr. Donald Kania. (9)

10.34    Amendment No. 2 to credit agreement, dated January 31, 1999 between
         Veeco Instruments, Inc. and Fleet Bank N.A. and the Chase Manhattan
         Bank.*

21.1     Subsidiaries of the Registrant. *

23.1     Consent of Ernst & Young LLP. *

27.1     Financial Data Schedule of Veeco Instruments Inc. for the year ended
         December 31, 1998.*

27.2     Financial Data Schedule of Veeco Instruments Inc. for the year ended
         December 31, 1997 (Restated).*

*      Filed herewith.

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

(8)      Incorporated by reference from the Registrant's Current Report on Form
         8-K dated March 9, 1998.

(9) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.
