Form 10-Q
period 1999-03-31
VEECO INSTRUMENTS INC
filed 1999-05-12
CIK 103145

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

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

                                Yes /X/    No / /


15,921,767 shares of common stock, $.01 par value per share, were outstanding as of May 4, 1999.


--------------------------------------------------------------------------------

                             VEECO INSTRUMENTS INC.



                                      INDEX


                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income -
          Three Months Ended March 31, 1999 and 1998                           3

         Condensed Consolidated Balance Sheets -
          March 31, 1999 and December 31, 1998                                 4

         Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1999 and 1998                           5

         Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9


Item 3.  Quantitative and Qualitative Disclosure of Market Risk               13

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     14


SIGNATURES                                                                    15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Veeco Instruments Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                     1999           1998
                                                   --------       --------

Net sales                                          $ 55,979       $ 53,659

Cost of sales                                        29,462         29,518
                                                   --------       --------

Gross profit                                         26,517         24,141

Costs and expenses:

  Research and development expense                    7,131          6,490

  Selling, general and administrative expense        11,474         10,047

  Other, net                                            (71)           (35)
                                                   --------       --------

Operating income                                      7,983          7,639

Interest expense, (income) net                         (141)           198
                                                   --------       --------

Income before income taxes                            8,124          7,441

Income tax provision                                  3,006          1,733
                                                   --------       --------

Net income                                         $  5,118       $  5,708
                                                   ========       ========

Net income per common share                        $   0.33       $   0.39
Diluted net income per common share                $   0.32       $   0.39


Pro forma income tax presentation:
Income before income taxes                                        $  7,441
Pro forma income tax provision                                       2,836
                                                                  --------
Pro forma net income                                              $  4,605
                                                                  ========

Pro forma net income per common share                             $   0.32
Pro forma diluted income per common share                         $   0.31

Weighted average shares outstanding                  15,531         14,510
Diluted weighted average shares outstanding          16,012         14,733

SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                    March 31,   December 31,
                                                      1999          1998
                                                    --------      --------
                                                  (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                         $ 70,017      $ 23,492

  Accounts and trade notes receivable, net            54,008        43,018

  Inventories                                         53,622        53,324

  Prepaid expenses and other current assets            2,616         1,388

  Deferred income taxes                                5,849         5,910
                                                    --------      --------

Total current assets                                 186,112       127,132

Property, plant and equipment at cost, net            36,889        37,204

Excess of cost over net assets acquired                4,155         4,187

Other assets, net                                      4,294         4,314
                                                    --------      --------

Total assets                                        $231,450      $172,837
                                                    ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                    15,413        15,624

  Accrued expenses                                    26,037        24,549

  Notes payable to former Digital shareholders         8,000            --

  Other current liabilities                            3,283         1,433
                                                    --------      --------

Total current liabilities                             52,733        41,606

Long term debt, net of current portion                 8,883         8,940
Notes payable to former Digital shareholders              --         8,000
Other non-current liabilities                          1,128         1,067
Shareholders' equity                                 168,706       113,224
                                                    --------      --------
Total liabilities and shareholders' equity          $231,450      $172,837
                                                    ========      ========


SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
OPERATING ACTIVITIES

Net income                                               $  5,118       $  5,708

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                             1,333            889

  Deferred income taxes                                       132            (55)

  Other, net                                                 (222)            --

  Changes in operating assets and liabilities:

  Accounts receivable                                     (12,414)        (4,412)

  Inventories                                                (829)        (1,731)

  Accounts payable                                            (95)          (648)

  Accrued expenses and other current liabilities            4,242         (3,453)

  Other, net                                               (1,352)           701
                                                         --------       --------

Net cash used in operating activities                      (4,087)        (3,001)

INVESTING ACTIVITIES


Capital expenditures                                       (3,382)        (1,208)

Proceeds from sale of property, plant and equipment         2,679             --
                                                         --------       --------

Net cash used in investing activities                        (703)        (1,208)

FINANCING ACTIVITIES

Proceeds from stock issuance                               50,607            195

Distribution to Digital shareholders                           --         (1,000)

Other                                                         (55)           (61)
                                                         --------       --------

Net cash provided by (used in) financing activities        50,552           (866)

Effect of exchange rates on cash                              763           (203)
                                                         --------       --------

Net change in cash and cash equivalents                    46,525         (5,278)

Cash and cash equivalents at beginning of period           23,492         20,444
                                                         --------       --------

Cash and cash equivalents at end of period               $ 70,017       $ 15,166
                                                         ========       ========


SEE ACCOMPANYING NOTES.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period.

The following table sets forth the reconciliation of diluted weighted-average shares outstanding:

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   (In thousands)

                                                  1999        1998
                                                 ------      ------
Weighted-average shares outstanding              15,531      14,510
Dilutive effect of stock options                    481         223
                                                 ------      ------
Diluted weighted-average shares outstanding      16,012      14,733
                                                 ======      ======

Pro forma net income and pro forma earnings per share as shown on the Condensed Consolidated Statements of Income presents income taxes as if Digital Instruments, Inc. ("Digital"), which was merged with the Company in May 1998 in a transaction accounted for as a pooling of interests, had been a "C" Corporation for all periods presented and therefore, subject to federal income taxes at the corporation level. Prior to the merger, Digital had elected "S" Corporation status for income tax purposes and, therefore, was not subject to federal income taxes. As a result of the merger, financial data for the three months ended March 31, 1998 has been restated to include Digital data.

NOTE 2 - PUBLIC OFFERING

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


NOTE 3 - INVENTORIES

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:


                                           March 31,          December 31,
                                            1999                  1998
                                           -------              -------
                                                  (In thousands)

Raw materials                              $28,773              $28,202
Work-in-process                             13,040               12,652
Finished goods                              11,809               12,470
                                           -------              -------
                                           $53,622              $53,324
                                           =======              =======

NOTE 4- BALANCE SHEET INFORMATION

Selected balance sheet account disclosures follow:

                                                March 31,     December 31,
                                                  1999           1998
                                                -------        -------
                                                   (In thousands)

Allowance for doubtful accounts                 $ 1,726        $ 1,725

Accumulated depreciation and amortization
  of property, plant and equipment               16,464         15,861
Accumulated amortization of excess of cost
  over net assets acquired                        1,203          1,171

NOTE 5 - SEGMENT INFORMATION

The following represents the reportable product segments of the Company as of and for the three months ended March 31, 1999 and 1998, in thousands:

                                           Net Sales                  Operating Income (Loss)            Total Assets
                               ------------------------------------------------------------------------------------------
                                        1999          1998             1999           1998            1999         1998
                               ------------------------------------------------------------------------------------------
Metrology                             $30,973      $32,919            $6,714         $7,198         $73,045      $73,053
Process equipment                      19,488       15,160             2,681            780          64,036       50,403
Industrial measurement                  5,518        5,580                (6)           457          16,334       15,185
Unallocated corporate amount                                          (1,406)          (796)         78,035       22,273
                               ------------------------------------------------------------------------------------------
Total                                 $55,979      $53,659            $7,983         $7,639        $231,450     $160,914
                               ==========================================================================================


NOTE 6 - COMPREHENSIVE INCOME

Total comprehensive income was $4.6 million and $5.5 million for the three months ended March 31, 1999 and 1998, respectively. Other comprehensive income is comprised of foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net sales of $56.0 million for the three months ended March 31, 1999 represents an increase of 4% from the 1998 comparable period sales of $53.7 million, reflecting an increase in process equipment sales partially offset by a decline in metrology sales. Sales in the US, Europe, Japan and Asia Pacific, respectively, accounted for 32%, 18%, 24% and 25%, respectively, of the Company's net sales for the three months ended March 31, 1999. Sales in the U.S. decreased 25% from the comparable 1998 period due to a 15% decline in U.S. process equipment sales and a 40% decline in U.S. metrology sales. The decrease in U.S. metrology sales reflects a shift in the sales of in-line inspection tools from U.S. to foreign locations of U.S. based leading data storage customers. Sales in Europe and Japan increased 5% and 8%, respectively, while sales in Asia Pacific increased 187% principally as a result of an increase in metrology sales. The increase in metrology sales in Asia Pacific is primarily related to an increase in the sale of in-line inspection tools to a leading data storage customer. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

Metrology sales of $31.0 million for the three months ended March 31, 1999 represents a decrease of $1.9 million or 6% from the comparable 1998 period, reflecting softness in the semiconductor market for use of metrology tools in production applications. Process equipment sales of $19.5 million for the three months ended March 31, 1999 represents an increase of $4.3 million or 29% from the comparable 1998 period, reflecting the data storage industry's accelerated transition to giant magnetoresistive ("GMR") thin film magnetic head development. Industrial measurement sales of $5.5 million for the three months ended March 31, 1999 remained relatively flat from the comparable 1998 period.

Veeco received $65.0 million of orders for the three months ended March 31, 1999, a 1% decrease compared to $65.9 million of orders for the comparable 1998 period. Metrology orders decreased by 37% to $25.0 million while process equipment orders increased 65% to $36.2 million, reflecting continued acceptance of Veeco's ion beam deposition, ion beam etch, and physical vapor deposition equipment for next generation GMR thin film head manufacturing by the leading data storage companies. The reduction in metrology orders reflects the reduction in orders for in-line inspection equipment and the softness in the semiconductor market for use of metrology tools in production applications.
The book/bill ratio for the first quarter of 1999 was 1.16.

Gross profit for the three months ended March 31, 1999 of $26.5 million represents an increase of $2.4 million from the comparable 1998 period. Gross profit as a percentage of net sales increased to 47.4% for 1999 from 45.0% for the comparable 1998 period, as gross margin improvements were experienced in each of the three product segments. The increase in gross margin for process equipment is principally due to the increased sales volume of this product. The increase in gross margin for metrology is related to a mix shift in sales to higher margin atomic force microscopes and optical in-line inspection tools.

Research and development expenses of $7.1 million for the three months ended March 31, 1999 increased by $.6 million or 10% over the comparable period of 1998 as the Company continues to increase spending for new product development particularly in its process equipment and metrology business for products for next generation products for advanced GMR applications for the data storage industry.

Selling, general and administrative expenses of $11.5 million for the three months ended March 31, 1999 increased by approximately $1.4 million to 20.5% of net sales in 1999 from 18.7% in 1998, principally due to higher sales commissions resulting from higher sales volume and from the increase in international sales particularly in Japan and Asia Pacific.

The Company recorded reorganization expenses of approximately $1.7 million in 1998 principally related to the merger with Digital representing severance and other costs and an estimated loss on a future sublease of an abandoned office and manufacturing facility. At December 31, 1998 approximately $.8 million remained accrued for these expenses. During the three months ended March 31, 1999 the Company incurred approximately $.2 million of costs that were charged against the accrual.

Income taxes for the three months ended March 31, 1999 amounted to $3.0 million or 37% of income before income taxes as compared to $1.7 million or 23% of income before income taxes for the same period of 1998. The lower effective tax rate in 1998 reflects Digital's "S" Corporation tax status for five months in 1998 (through the merger date). As an "S" Corporation, Digital was not subject to federal income tax at the corporation level.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations totaled $4.1 million for the three months ended March 31, 1999 compared to $3.0 million for the comparable 1998 period. This change in cash used in operations reflects a decrease in net income for the 1999 period of $.6 million from the comparable 1998 period, along with the use of cash for changes in operating assets and liabilities. Accounts payable and accrued expenses and other current liabilities increased by $4.1 million during the three months ended March 31, 1999 while decreasing $4.1 million during the comparable 1998 period. Accounts receivable increased by $12.4 million during the three months ended March 31, 1999 while increasing $4.4 million during the comparable 1998 period. The increase in accounts receivable is due to the timing of sales which were skewed towards the end of the quarter as well as increased sales volume.

Net cash used in investing activities for the three months ended March 31, 1999 totaled $.7 million compared to $1.2 million for the comparable 1998 period. Cash used in 1999 consisted of $3.4 million of capital expenditures partially offset by $2.7 million of proceeds from sale of property, plant and equipment versus $1.2 million of cash used for capital expenditures for the comparable 1998 period.

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

The Company has an unsecured $40.0 million Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR-based interest rate option is also provided. As of March 31, 1999 there were no amounts outstanding under the Credit Facility.

The Company will be required to repay promissory notes owed to former stockholders of Digital in the aggregate principal amount of $8.0 million when they become due in March 2000. The notes bear interest at an annual rate of 7.21%.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.


YEAR 2000

The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any computer program or hardware or other equipment that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has determined that it needs to modify or replace portions of its business systems' software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of its business systems' existing software and certain hardware, the Company's computer programs should be able to continue to operate effectively after December 31, 1999. However, if such modifications and replacements are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, in addition to its own systems, the Company relies directly and indirectly on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and governmental agencies (collectively, "Third Parties").

The Company is utilizing both internal and external resources to resolve the Year 2000 Issue following a phased approach which is comprised of inventory and assessment, planning and renovation, testing and implementation. The following describes the Company's efforts to identify and address its and applicable Third Party Year 2000 Issues with respect to a) the Company's information technology
(IT) and non-IT systems, including facilities and infrastructure, b) the Company's products and c) the Company's suppliers:

a) The Company's IT and non-IT systems including facilities and infrastructure:

     In 1997, the Company completed the installation of a new business system for its process equipment and industrial product lines which has been certified by the vendor as Year 2000 compliant. The Company has completed its assessment and testing of its business systems for its metrology business lines. Based upon such assessment and testing, along with installing vendor upgrades and relying upon compliance statements received from its software and hardware vendors, the Company believes its metrology business systems will properly utilize dates beyond December 31, 1999. Furthermore, the Company is in the process of installing a new business system for its sales and service offices in Europe that the vendor has certified is Year 2000 compliant.

     The Company completed its inventory and assessment of its desktop systems and laptops. The Company currently uses standard "off the shelf" vendor-supplied software on its desktop systems and laptops. Based upon this assessment, the Company is not aware of any business critical remediation that is required and believes that its business critical desktop systems and laptops will properly utilize dates beyond December 31, 1999.

     The Company is in the process of assessing its Year 2000 risk with respect to telephone and communications systems, utility systems and building security systems. Formal inquiries were sent to Third Parties in December 1998 inquiring as to such Third Parties' Year 2000 readiness. The Company anticipates completing its assessment before June 30, 1999.

b)   The Company's products:

     The Company has completed its inventory and assessment of its products' Year 2000 readiness utilizing testing guidelines prepared by Sematech, a consortium of suppliers to worldwide semiconductor manufacturers. The Company plans to comply with Sematech's guidelines for Year 2000 compliance for its metrology and process equipment lines. The Company's new products are designed to be Year 2000 ready; however, some of the Company's older products will require upgrades for Year 2000 readiness. The Company intends to provide upgrades for certain of such products, some of which will be provided to customers without charge. Major customers have been notified of the Company's upgrade program. Notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company which could have a material adverse effect on the Company's business, results of operations or financial condition. In such event, the Company's customers could choose to convert to other Year 2000 ready products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $500,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $340,000, of which $100,000 has been expensed and $240,000 has been capitalized, related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $80,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $80,000 relates to repair of hardware and software and external consultant costs and will be expensed as incurred.

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

FORWARD-LOOKING STATEMENTS

To the extent that this Report on Form 10-Q discusses expectations about market conditions or about market acceptance and future sales of the Company's products or the Company's profitability, or otherwise makes statements about the future, including statements of the Company's Year 2000 readiness, such statements are forward looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These factors include the cyclical nature of the data storage and semiconductor industries, risks associated with the acceptance of new products by individual customers and by the marketplace, and other factors discussed in the Business Description on Form 10-K and Annual Report to Shareholders.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Veeco's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate market value. It is the Company's practice to hold these investments to maturity. Assuming March 31, 1999 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. Veeco's net sales to foreign customers represented approximately 68% of Veeco's total net sales for the three months ended March 31, 1999 and 56% for the comparable 1998 period. The Company expects net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 12% of Veeco's total net sales for the three months ended March 31, 1999 and 15% for the comparable 1998 period. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange losses included in determining consolidated results of operations was $691,000 for the three months ended March 31, 1999 and were not material during the three months ended March 31, 1998. Changes in currency exchange rates that have the largest impact on translating
Veeco's international operating profit include the German mark and Japanese yen. The Company estimates that a 10% change in foreign exchange rates would impact reported operating profit for the three months ended March 31, 1999 by less than $1.5 million. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

27.1 Financial data schedule of Veeco Instruments Inc. for the quarterly period ended March 31, 1999, filed herein.

27.2 Financial data schedule of Veeco Instruments Inc. for the quarterly period ended March 31, 1998, (restated) filed herein.

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



Date: May 12, 1999


                                 Veeco Instruments Inc.


                                 By: /s/ Edward H. Braun
                                     ---------------------------
                                     Edward H. Braun
                                     Chairman, CEO and President



                                 By: /s/ John F. Rein, Jr.
                                     ---------------------------
                                     John F. Rein, Jr.
                                     Vice President, Finance
                                     and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibits:

27.1 Financial data schedule of Veeco Instruments, Inc. for the quarterly period ended March 31, 1999, filed herein.

27.2 Financial data schedule of Veeco Instruments, Inc. for the quarterly period ended March 31, 1998 (restated), filed herein.