Form 10-Q
period 1999-06-30
VEECO INSTRUMENTS INC
filed 1999-08-06
CIK 103145

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

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                                 Yes |X| No |_|

        15,936,333 shares of common stock, $.01 par value per share, were outstanding as of July 30, 1999.

--------------------------------------------------------------------------------

                             VEECO INSTRUMENTS INC.

                                      INDEX


                                                                            Page
                                                                            ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income -
          Three Months Ended June 30, 1999 and 1998                           3

         Condensed Consolidated Statements of Income -
         Six Months Ended June 30, 1999 and 1998                              4

         Condensed Consolidated Balance Sheets -
          June 30, 1999 and December 31, 1998                                 5

         Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 1998                             6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial

           Condition and Results of Operations                                10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            15

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Veeco Instruments Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                         -----------------------

                                                           1999          1998
                                                         --------      --------
Net sales                                                $ 55,177      $ 51,147

Cost of sales                                              28,241        27,048
                                                         --------      --------

Gross profit                                               26,936        24,099

Costs and expenses:

  Research and development expense                          7,207         7,007

  Selling, general and administrative expense              11,187        11,184

  Other, net                                                  (18)          (26)

  Merger and reorganization expenses                         --           7,500
                                                         --------      --------

Operating income (loss)                                     8,560        (1,566)

Interest (income) expense, net                               (446)          267
                                                         --------      --------

Income (loss) before income taxes                           9,006        (1,833)

Income tax provision (benefit)                              3,332           (51)
                                                         --------      --------

Net income (loss)                                        $  5,674      $ (1,782)
                                                         ========      ========

Net income (loss) per common share                       $   0.36      $  (0.12)
Diluted net income (loss) per common share               $   0.35      $  (0.12)


Pro forma income tax presentation:

Loss before income taxes                                               $ (1,833)
Pro forma income tax benefit                                               (678)
                                                                       --------
Pro forma net loss                                                     $ (1,155)
                                                                       ========

Pro forma net loss per common share                                    $  (0.08)
Pro forma diluted net loss per common share                            $  (0.08)

Weighted average shares outstanding                        15,929        14,566
Diluted weighted average shares outstanding                16,228        14,827

SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                         1999           1998
                                                       ---------      ---------
Net sales                                              $ 111,156      $ 104,806

Cost of sales                                             57,703         56,566
                                                       ---------      ---------

Gross profit                                              53,453         48,240

Costs and expenses:

  Research and development expense                        14,338         13,497

  Selling, general and administrative expense             22,661         21,231

  Other, net                                                 (89)           (61)

  Merger and reorganization expenses                        --            7,500
                                                       ---------      ---------

Operating income                                          16,543          6,073

Interest (income) expense, net                              (587)           465
                                                       ---------      ---------

Income before income taxes                                17,130          5,608

Income tax provision                                       6,338          1,682
                                                       ---------      ---------

Net income                                             $  10,792      $   3,926
                                                       =========      =========

Net income per common share                            $    0.69      $    0.27
Diluted net income per common share                    $    0.67      $    0.27

Pro forma income tax presentation:

Income before income taxes                                            $   5,608
Pro forma income tax provision                                            2,158
                                                                      ---------
Pro forma net income                                                  $   3,450
                                                                      =========

Pro forma net income per common share                                 $    0.24
Pro forma diluted net income per common share                         $    0.23

Weighted average shares outstanding                       15,731         14,538
Diluted weighted average shares outstanding               16,130         14,774

SEE ACCOMPANYING NOTES

                     Veeco Instruments Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                           June 30,    December 31,
                                                             1999         1998
                                                           --------     --------
                                                          (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                                $ 84,567     $ 23,492

  Accounts and trade notes receivable, net                   42,882       43,018

  Inventories                                                57,542       53,324

  Prepaid expenses and other current assets                   1,734        1,388

  Deferred income taxes                                       5,792        5,910
                                                           --------     --------

Total current assets                                        192,517      127,132

Property, plant and equipment at cost, net                   37,109       37,204

Excess of cost over net assets acquired                       4,122        4,187

Other assets, net                                             4,254        4,314
                                                           --------     --------
Total assets                                               $238,002     $172,837
                                                           ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                           17,474       15,624

  Accrued expenses                                           23,590       24,549

  Notes payable to former Digital shareholders                8,000         --

  Other current liabilities                                   4,525        1,433
                                                           --------     --------

Total current liabilities                                    53,589       41,606

Long term debt                                                8,825        8,940
Notes payable to former Digital shareholders                   --          8,000
Other non-current liabilities                                 1,191        1,067
Shareholders' equity                                        174,397      113,224
                                                           --------     --------
Total liabilities and shareholders' equity                 $238,002     $172,837
                                                           ========     ========

SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------

                                                             1999        1998
                                                           --------    --------
OPERATING ACTIVITIES

Net income                                                 $ 10,792    $  3,926

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation and amortization                               2,684       2,311

  Deferred income taxes                                         256      (1,199)

  Non-cash compensation charge                                 --         1,585

  Other, net                                                   (258)       --

  Changes in operating assets and liabilities:

  Accounts receivable                                        (1,401)     (3,048)

  Inventories                                                (5,151)     (4,536)

  Accounts payable                                            1,982      (1,121)

  Accrued expenses and other current liabilities              3,255       4,814

  Other, net                                                   (460)       (451)
                                                           --------    --------

Net cash provided by operating activities                    11,699       2,281

INVESTING ACTIVITIES


Capital expenditures                                         (4,858)     (4,212)

Proceeds from sale of property, plant and equipment           2,679        --
                                                           --------    --------

Net cash used in investing activities                        (2,179)     (4,212)

FINANCING ACTIVITIES

Proceeds from stock issuance                                 50,862         364

Distribution to Digital shareholders                           --        (2,000)

Other                                                          (111)        (28)
                                                           --------    --------

Net cash provided by (used in) financing activities          50,751      (1,664)

Effect of exchange rates on cash                                804        (190)
                                                           --------    --------

Net change in cash and cash equivalents                      61,075      (3,785)

Cash and cash equivalents at beginning of period             23,492      20,444
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 84,567    $ 16,659
                                                           ========    ========

SEE ACCOMPANYING NOTES.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period.

The following table sets forth the reconciliation of diluted weighted-average shares outstanding:

                                                Three Months Ended    Six Months Ended
                                                     June 30,              June 30,
                                                     --------              --------
                                                 (In thousands)        (In thousands)
                                                 1999       1998       1999       1998
                                                ------     ------     ------     ------
Weighted-average shares outstanding             15,929     14,566     15,731     14,538
Dilutive effect of stock options                   299        261        399        236
                                                ------     ------     ------     ------
Diluted weighted-average shares outstanding     16,228     14,827     16,130     14,774
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

NOTE 3 - INVENTORIES

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                                     June 30,          December 31,
                                                      1999                 1998
                                                     -------             -------
                                                           (In thousands)
  Raw materials                                      $32,205             $28,202
  Work-in-process                                     13,208              12,652
  Finished goods                                      12,129              12,470
                                                     -------             -------
                                                     $57,542             $53,324
                                                     =======             =======

NOTE 4- BALANCE SHEET INFORMATION

Selected balance sheet account disclosures follow:

                                                           June 30,    December 31,
                                                            1999           1998
                                                           -------       -------
                                                              (In thousands)
     Allowance for doubtful accounts                       $ 1,445       $ 1,725
     Accumulated depreciation and amortization
        of property, plant and equipment                    17,730        15,861
     Accumulated amortization of excess of cost
         over net assets acquired                            1,236         1,171

NOTE 5 - SEGMENT INFORMATION

The following represents the reportable product segments of the Company, in thousands:

                                                                    Unallocated
                                         Process     Industrial     Corporate
                           Metrology     Equipment   Measurement    Amount         Total
                           ---------     ---------   -----------    ------         -----
THREE MONTHS ENDED
JUNE 30, 1999

Net sales                   $ 25,463     $ 25,437     $  4,277      $   --        $ 55,177
Operating income (loss)        4,693        5,144         (256)       (1,021)        8,560

SIX MONTHS ENDED
JUNE 30, 1999

Net sales                     56,436       44,925        9,795          --         111,156
Operating income (loss)       11,407        7,825         (262)       (2,427)       16,543
Total assets                  67,874       62,069       15,731        92,328       238,002

                                                                       Merger and      Unallocated
                                         Process     Industrial        Reorganization  Corporate
                           Metrology     Equipment   Measurement       Expenses        Amount           Total
                           ---------     ---------   -----------       --------        ------           -----
THREE MONTHS ENDED
JUNE 30, 1998

Net sales                   $  34,419     $  11,861      $   4,867      $    --        $    --        $  51,147
Operating income (loss)         7,555        (1,069)            (3)        (7,500)          (549)        (1,566)

SIX MONTHS ENDED
JUNE 30, 1998

Net sales                      67,338        27,021         10,447           --             --          104,806
Operating income (loss)        14,753          (289)           454         (7,500)        (1,345)         6,073
Total assets                   76,771        51,047         15,046           --           23,887        166,751

NOTE 6 - COMPREHENSIVE INCOME

Total comprehensive income (loss) was $5.4 million and $10.0 million for the three and six-months ended June 30, 1999 and ($1.9) million and $3.6 million for the three and six-months ended June 30, 1998. Other comprehensive income is comprised of foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net sales of $55.2 million for the three months ended June 30, 1999 represents an increase of 8% from the 1998 comparable period sales of $51.1 million, reflecting an increase in process equipment sales partially offset by a decline in metrology sales. Sales in the US, Europe, Japan and Asia Pacific, accounted for 56%, 19%, 9% and 13%, respectively, of the Company's net sales for the three months ended June 30, 1999. Sales in the U.S. increased 25% from the comparable 1998 period due to a 90% increase in U.S. process equipment sales partially offset by a 9% decline in U.S. metrology sales. Sales in Europe and Japan decreased 10% and 27%, respectively, due to a decrease in metrology sales. Sales in Asia Pacific increased 37% principally as a result of an increase in metrology sales. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

Process equipment sales of $25.4 million for the three months ended June 30, 1999 represents an increase of $13.6 million or 114% from the comparable 1998 period, reflecting continued acceptance of Veeco's ion beam deposition, ion beam etch and physical vapor deposition equipment for giant magnetoresistive (GMR) thin film magnetic head manufacturing by the leading data storage companies worldwide. As Veeco's data storage customers have focused their capital spending on process equipment to manufacture GMR heads, metrology sales of $25.5 million for the three months ended June 30, 1999 decreased $9.0 million or 26% from the comparable 1998 period. Industrial measurement sales of $4.3 million for the three months ended June 30, 1999 represents a decrease of $.6 million or 12% from the comparable 1998 period.

Veeco received $53.6 million of orders for the three months ended June 30, 1999, a 7% increase compared to $50.0 million of orders for the comparable 1998 period. Process equipment orders increased 91% to $24.8 million, reflecting continued acceptance of Veeco's technology and equipment for next generation GMR thin film magnetic head manufacturing by the leading data storage companies. Metrology orders decreased by 22% to $25.3 million, reflecting the data storage focus on process equiptment. The book/bill ratio for the second quarter of 1999 was .97.

Gross profit for the three months ended June 30, 1999 of $26.9 million represents an increase of $2.8 million from the comparable 1998 period. Gross profit as a percentage of net sales increased to 48.8% for 1999 from 47.1% for the comparable 1998 period, as gross margin improvements were experienced in Veeco's process equipment and metrology product segments. The increase in gross margin for process equipment is principally due to the increased sales volume of Veeco's newer deposition products, lower product costs and increased efficiency. The increase in gross margin for metrology is principally related to a sales mix shift to higher margin atomic force microscopes and optical interferometers.

Research and development expenses of $7.2 million for the three months ended June 30, 1999 remained relatively flat from the comparable 1998 period.

Selling, general and administrative expenses of $11.2 million for the three months ended June 30, 1999 remained relatively flat when compared to the 1998 comparable period.

The Company recorded a $7.5 million non-recurring pre-tax charge for merger and reorganization expenses during the three months ended June 30, 1998, relating to the merger with Digital in May 1998.

Income taxes for the three months ended June 30, 1999 amounted to $3.3 million or 37% of income before income taxes as compared to $.1 million income tax benefit or 3% of loss before income taxes for the same period of 1998. The effective tax rate in 1998 reflects Digital's "S" Corporation tax status for five months in 1998 (through the merger date). As an "S" Corporation, Digital was not subject to federal income tax at the corporation level.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net sales were $111.2 million for the six months ended June 30, 1999 representing an increase of $6.4 million or 6% over the comparable 1998 period. The increase principally reflects growth in process equipment, partially offset by a decrease in metrology sales. Sales in the US, Europe, Japan and Asia Pacific, accounted for 44%, 18%, 17% and 19%, respectively, of the Company's net sales for the six months ended June 30, 1999. Sales in the US, Europe and Japan decreased approximately 3% each, while sales to Asia Pacific and other areas increased $8.7 million or 58%. The increase in sales in Asia Pacific is due to an increase in metrology sales primarily related to an increase in the sale of in-line inspection tools to a leading data storage customer.

Process equipment sales of $44.9 million for the six months ended June 30, 1999 increased by $17.9 million or 66% from the comparable 1998 period, due to continued acceptance of ion beam deposition, ion beam etch and physical vapor deposition equipment for GMR thin film magnetic head manufacturing by the leading data storage companies worldwide. Metrology sales for the six months ended June 30, 1999 of $56.4 million decreased by $10.9 million or 16% compared to the comparable 1998 period, reflecting the data storage industry's focus on capital spending for process equipment for GMR products. Industrial measurement sales for the six months ended June 30, 1999 of $9.8 million decreased 6% from the comparable 1998 period.

Veeco received $118.6 million of orders for the six months ended June 30, 1999, a 2% increase compared to $115.9 million of orders in the comparable 1998 period. Process equipment orders increased 75% to $61.0 million reflecting continued acceptance of Veeco's equipment for GMR thin film magnetic head manufacturing by the leading data storage companies worldwide. Metrology orders decreased 30% to $50.3 million reflecting the reduction in orders for in-line inspection equipment for data storage customers and the slow acceptance by the semiconductor market of atomic force microscopes in production applications. The book/bill ratio for the six months ended June 30, 1999 was 1.07.

Gross profit for the six months ended June 30, 1999 of $53.5 million represents an increase of $5.2 million from the comparable 1998 period. Gross profit as a percentage of net sales increased to 48.1% for 1999 from 46.0% for 1998, due principally to an increase in gross margin for the process equipment product line, which is attributable to higher sales volume of Veeco's newer deposition products, lower product costs and increased efficiency.

Research and development expense in the first half of 1999 increased by $.8 million or 6% over the comparable period of 1998.

Selling, general and administrative expenses increased by $1.4 million for the six months ended June 30, 1999 compared to the comparable 1998 period as a result of increased sales and product support costs for new products as well as incremental costs related to the increased process equipment sales.

The Company recorded a $7.5 million non-recurring pre-tax charge for merger and reorganization expenses during the six months ended June 30, 1998 relating to the merger with Digital in May 1998, of which approximately $1.7 million represented severance and other costs and an estimated loss on a future sublease of an abandoned office and manufacturing facility. At December 31, 1998 approximately $.8 million remained accrued for these expenses. During the six months ended June 30, 1999 the Company incurred approximately $.4 million of costs that were charged against the accrual.

Income taxes for the six months ended June 30, 1999 amounted to $6.3 million or 37% of income before income taxes as compared to $1.7 million or 30% of income before income taxes for the same period of 1998. The lower effective tax rate in 1998 reflects Digital's "S" Corporation tax status for five months in 1998 (through the merger date). As an "S" corporation, Digital was not subject to federal income tax at the corporation level.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations totaled $11.7 million for the six months ended June 30, 1999 compared to $2.3 million for the comparable 1998 period. This change in cash provided by operations reflects an increase in net income for the 1999 period of $6.9 million from the comparable 1998 period, along with the cash provided by operations for changes in operating assets and liabilities. Accounts payable and accrued expenses and other current liabilities increased by $5.2 million during the six months ended June 30, 1999, due primarily to the timing of income tax payments, which will occur in the third quarter of 1999. Accounts receivable increased by $1.4 million during the six months ended June 30, 1999 due to increased sales volume. Inventories increased by $5.2 million during the six months ended June 30, 1999 reflecting the increase in process equipment orders.

Net cash used in investing activities for the six months ended June 30, 1999 totaled $2.2 million compared to $4.2 million for the comparable 1998 period. Cash used in 1999 consisted of $4.9 million of capital expenditures partially offset by $2.7 million of proceeds from sale of property, plant and equipment compared to $4.2 million of cash used for capital expenditures for the comparable 1998 period.

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

The Company has an unsecured $40.0 million Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR-based interest rate option is also provided. As of June 30, 1999 there were no amounts outstanding under the Credit Facility.

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

         The Company completed its assessment of its Year 2000 risk with respect to telephone and communications systems, utility systems and building security systems. The Company is not aware of any such systems that are critical to the business that will require significant remediation and believes that such systems will properly function beyond December 31, 1999.

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

c)       The Company's suppliers:

         The Company has completed its assessment of its significant suppliers and subcontractors regarding the status of their Year 2000 readiness. The Company is not aware of any Year 2000 issue that would materially impact the Company's business, financial condition or results of operations. However, the Company has no means of ensuring that suppliers or subcontractors will be Year 2000 ready. The inability of suppliers or subcontractors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The Company is unable to determine the effect of non-compliance by suppliers or subcontractors.

The Company will utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $ 0.4 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.3 million, of which $0.1 million has been expensed and $0.2 million has been capitalized, related to all phases of the Year 2000 project.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Veeco's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate market value. It is the Company's practice to hold these investments to maturity. Assuming June 30, 1999 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. Veeco's net sales to foreign customers represented approximately 44% and 56% of Veeco's total net sales for the three and six-months ended June 30, 1999 and 52% and 54% for the three and six-months ended June 30, 1998. The Company expects net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 13% of Veeco's total net sales for the three and six-months ended June 30, 1999 and 10% and 12% for the three and six-months ended June 30, 1998. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange losses included in determining consolidated results of operations was $136,000 and $827,000 for the three and six-months ended June 30, 1999 and were $116,000 for both the three and six-months ended June 30, 1998. Changes in currency exchange rates that have the largest impact on translating Veeco's international operating profit include the German mark and Japanese yen. The Company estimates that a 10% change in foreign exchange rates would impact reported operating profit for the six months ended June 30, 1999 by less than $1.3 million. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 14, 1999 and for purposes of taking a vote on matter (a) below, was continued on May 21, 1999. Each person nominated for election as a director of the Company was elected to such position at the meeting by a minimum of 12,771,538 votes. The other matters voted upon at the meeting were as follows: (a) An amendment to the Amended and Restated Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors; (b) an amendment to the Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan; and (c) the appointment of Ernst & Young LLP as auditors of the Company for the fiscal year ending December 31, 1999. The votes of the Company's stockholders on these matters were as follows:

                                                               Broker
           Matters     In Favor      Opposed     Abstained     Non-Vote
           -------     --------      -------     ---------     --------
           (a)         8,010,406    5,469,367      15,977      1,097,407
           (b)        12,740,500      392,818      42,162      1,417,677
           (c)        14,583,340        5,587       4,230          -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a)       Exhibits

27.1 Financial data schedule of Veeco Instruments Inc. for the quarterly period ended June 30, 1999, filed herein.

b)       Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 1999

                                                     Veeco Instruments Inc.


                                                     By: /s/ EDWARD H. BRAUN
                                                         -----------------------
                                                     Edward H. Braun
                                                     Chairman, CEO and President


                                                     By: /s/ JOHN F. REIN, JR.
                                                         -----------------------
                                                     John F. Rein, Jr.
                                                     Vice President, Finance
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibits:

27.1 Financial data schedule of Veeco Instruments Inc. for the quarterly period ended June 30, 1999, filed herein.