Form 10-Q
period 1999-09-30
VEECO INSTRUMENTS INC
filed 1999-11-15
CIK 103145

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                                    Yes X No


17,516,776 shares of common stock, $.01 par value per share, were outstanding as of November 8, 1999.


--------------------------------------------------------------------------------

                             VEECO INSTRUMENTS INC.



                                      INDEX


                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income -                         3
          Three Months Ended September 30, 1999 and 1998

         Condensed Consolidated Statements of Income -                         4
         Nine Months Ended September 30, 1999 and 1998

         Condensed Consolidated Balance Sheets -                               5
          September 30, 1999 and December 31, 1998

         Condensed Consolidated Statements of Cash Flows -                     6
          Nine Months Ended September 30, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            16


PART II.  OTHER INFORMATION

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17


SIGNATURES                                                                    18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                    ------------------------------

                                                        1999               1998
                                                      --------           --------
Net sales                                             $ 58,762           $ 50,539
Cost of sales                                           30,026             27,317
                                                      --------           --------
Gross profit                                            28,736             23,222

Costs and expenses:
  Research and development expense                       7,880              7,052
  Selling, general and administrative expense           11,803             10,172
  Other income, net                                        (92)              (342)
                                                      --------           --------
Operating income                                         9,145              6,340
Interest (income) expense, net                            (384)               283
                                                      --------           --------
Income before income taxes                               9,529              6,057
Income tax provision                                     3,258              1,817
                                                      --------           --------
Net income                                            $  6,271           $  4,240
                                                      ========           ========
Net income per common share                           $   0.39           $   0.29
Diluted net income per common share                   $   0.39           $   0.29


Pro forma income tax presentation:

Income before income taxes                                               $  6,057
Pro forma income tax provision                                              2,241
                                                                          -------
Pro forma net income                                                     $  3,816
                                                                          =======

Pro forma net income per common share                                    $   0.26
Pro forma diluted net income per common share                            $   0.26

Weighted average shares outstanding                     15,965             14,654
Diluted weighted average shares outstanding             16,205             14,860

SEE ACCOMPANYING NOTES.


                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ------------------------------
                                                      1999                 1998
                                                    ---------            --------
Net sales                                           $ 169,918            $155,345
Cost of sales                                          87,729              83,883
                                                    ---------            --------
Gross profit                                           82,189              71,462

Costs and expenses:
  Research and development expense                     22,218              20,549
  Selling, general and administrative expense          34,464              31,403
  Other income, net                                      (181)               (403)
  Merger and reorganization expenses                        -               7,500
                                                    ---------            --------
Operating income                                       25,688              12,413
Interest (income) expense, net                           (971)                748
                                                    ---------            --------
Income before income taxes                             26,659              11,665
Income tax provision                                    9,596               3,499
                                                    ---------            --------
Net income                                           $ 17,063             $ 8,166
                                                    =========            ========

Net income per common share                          $   1.08             $  0.56
Diluted net income per common share                  $   1.05             $  0.55

Pro forma income tax presentation:

Income before income taxes                                               $ 11,665
Pro forma income tax provision                                              4,316
                                                                         --------
Pro forma net income                                                     $  7,349
                                                                         ========

Pro forma net income per common share                                    $   0.50
Pro forma diluted net income per common share                            $   0.50

Weighted average shares outstanding                    15,810              14,577
Dilued weighted average shares outstanding             16,181              14,813

SEE ACCOMPANYING NOTES.


                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         1999              1998
                                                     -------------     -------------
                                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $ 30,660           $ 23,492
  Short-term investments                                50,241                  -
  Accounts and trade notes receivable, net              53,394             43,018
  Inventories                                           56,892             53,324
  Prepaid expenses and other current assets              1,963              1,388
  Deferred income taxes                                  5,732              5,910
                                                     ---------          ---------
Total current assets                                   198,882            127,132

Property, plant and equipment at cost, net              37,243             37,204
Excess of cost over net assets acquired                  4,089              4,187
Other assets, net                                        5,038              4,314
                                                     ---------          ---------
Total assets                                         $ 245,252          $ 172,837
                                                     =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      15,081             15,624
  Accrued expenses                                      24,807             24,549
  Notes payable to former Digital shareholders           8,000                  -
  Other current liabilities                              4,409              1,433
                                                     ---------          ---------
Total current liabilities                               52,297             41,606

Long term debt, net of current portion                   8,766              8,940
Notes payable to former Digital shareholders                 -              8,000
Other non-current liabilities                            1,280              1,067
Shareholders' equity                                   182,909            113,224
                                                     ---------          ---------
Total liabilities and shareholders' equity           $ 245,252          $ 172,837
                                                     =========          =========



SEE ACCOMPANYING NOTES.


                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------

                                                      1999             1998
                                                     -------          -------

OPERATING ACTIVITIES

Net income                                           $17,063          $ 8,166
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        4,087            3,570
  Deferred income taxes                                  387           (1,399)
  Non-cash compensation charge                             -            1,585
  Other, net                                            (339)               -
Changes in operating assets and liabilities:
  Accounts receivable                                 (9,978)          (1,546)
  Inventories                                         (3,958)          (6,614)
  Accounts payable                                      (474)          (5,756)
  Accrued expenses and other current liabilities       4,184              233
  Other, net                                          (1,426)           2,418
                                                     -------          -------
Net cash provided by operating activities              9,546              657

INVESTING ACTIVITIES

Capital expenditures                                  (6,641)          (6,194)
Proceeds from sale of property, plant and equipment    3,129                -
Net purchases of short-term investments              (50,248)               -
                                                     -------          -------
Net cash used in investing activities                (53,760)          (6,194)

FINANCING ACTIVITIES

Proceeds from stock issuance                          52,311            1,952
Distribution to Digital shareholders                       -           (2,000)
Other                                                   (168)            (156)
                                                     -------          -------
Net cash provided by (used in) financing activities   52,143             (204)
Effect of exchange rates on cash                        (761)            (452)
                                                     -------          -------
Net change in cash and cash equivalents                7,168           (6,193)
Cash and cash equivalents at beginning of period      23,492           20,444
                                                     -------          -------
Cash and cash equivalents at end of period           $30,660          $14,251
                                                     =======          =======


SEE ACCOMPANYING NOTES.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period.

The following table sets forth the reconciliation of diluted weighted average shares outstanding:

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                      ------------------          -----------------
                                                                       (In thousands)              (In thousands)

                                                                       1999         1998           1999      1998
                                                                       ----         ----           ----      ----
Weighted average shares outstanding                                   15,965       14,654         15,810    14,577
Dilutive effect of stock options                                         240          206            371       236
                                                                      ------       ------         ------    ------
Diluted weighted average shares outstanding                           16,205       14,860         16,181    14,813
                                                                      ======       ======         ======    ======




Pro forma net income and pro forma earnings per share as shown on the Condensed Consolidated Statements of Income presents income taxes as if Digital Instruments, Inc. ("Digital"), which was merged with the Company in May 1998 in a transaction accounted for as a pooling of interests, had been a "C" Corporation and therefore, subject to federal income taxes at the corporation level. Prior to the merger, Digital had elected "S" Corporation status for income tax purposes and, therefore, was not subject to federal income taxes at the Corporation level.

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


NOTE 3 - INVENTORIES

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                     SEPTEMBER 30,                     DECEMBER 31,
                                        1999                               1998
                                        ----                               ----
                                                     (In thousands)
  Raw materials                         $34,354                            $28,202
  Work-in-process                        13,345                             12,652
  Finished goods                          9,193                             12,470
                                        -------                            -------
                                        $56,892                            $53,324
                                        =======                            =======




NOTE 4- BALANCE SHEET INFORMATION

Selected balance sheet account disclosures follow:

                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                    1999              1998
                                                                                    ----              ----
                                                                                          (In thousands)

       Allowance for doubtful accounts                                             $  1,321           $ 1,725
       Accumulated depreciation and amortization
          of property, plant and equipment                                           18,279             15,861
       Accumulated amortization of excess of cost
          over net assets acquired                                                    1,269              1,171

NOTE 5 - SEGMENT INFORMATION

The following represents the reportable product segments of the Company, in thousands:

                                                                                   UNALLOCATED
                                                      PROCESS         INDUSTRIAL    CORPORATE
                                           METROLOGY  EQUIPMENT       MEASUREMENT     AMOUNT    TOTAL
                                           ---------  ---------       -----------     ------    -----
THREE MONTHS ENDED
SEPTEMBER 30, 1999

Net sales                                   $ 31,150   $ 23,618        $ 3,994  $      --      $ 58,762
Operating income (loss)                        7,362      3,229           (486)      (960)        9,145

NINE MONTHS ENDED
SEPTEMBER 30, 1999

Net sales                                     87,586     68,542          13,790        --       169,918
Operating income (loss)                       18,769     11,054            (748)     (3,387)     25,688
Total assets                                  66,413     70,889          16,495      91,455     245,252



                                                                  MERGER AND       UNALLOCATED
                                       PROCESS      INDUSTRIAL    REORGANIZATION   CORPORATE
                          METROLOGY    EQUIPMENT    MEASUREMENT   EXPENSES         AMOUNT        TOTAL
                          ---------    ---------    -----------   ---------        ------        -----

THREE MONTHS ENDED
SEPTEMBER 30, 1998

Net sales                 $ 30,178     $ 15,620     $  4,741      $   --         $  --        $ 50,539
Operating income (loss)      5,857          741          (62)         --            (196)        6,340

NINE MONTHS ENDED
SEPTEMBER 30, 1998

Net sales                   97,516       42,641       15,188          --            --         155,345
Operating income (loss)     20,610          452          392        (7,500)       (1,541)       12,413
Total assets                76,370       53,173       16,434          --          19,914       165,891


NOTE 6 - COMPREHENSIVE INCOME

Total comprehensive income was $6.6 million and $16.6 million for the three and nine months ended September 30, 1999 and $4.6 million and $8.2 million for the three and nine months ended September 30, 1998. Other comprehensive income is comprised of foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale securities.

NOTE 7 - SHORT-TERM INVESTMENTS

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. All investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The carrying amounts of available-for-sale securities approximate fair value. The following is a summary of available-for-sale securities:


                                                          SEPTEMBER 30,
                                                               1999
                                                          -------------
                                                          (in thousands)
                  Commercial paper                          $   22,291
                  Municipal bonds                               14,085
                  Floating rate bonds                            7,211
                  Corporate bonds                                6,619
                  Other debt securities                             35
                                                            ----------
                  Total investments                         $   50,241
                                                            ==========



All investments at September 30, 1999 have a contractual maturity of one year or less. During the nine months ended September 30, 1999, available-for-sale securities with a fair value at the date of sale of approximately $10.0 million were sold.


NOTE 8 - RECENT EVENTS

On November 4, 1999, Veeco merged with Ion Tech, Inc. ("Ion Tech") a leading supplier of ion beam deposition systems used to manufacture precise multi-layer optical filters. Ion Tech was a privately held company located in Fort Collins, Colorado. Under the terms of the merger, Ion Tech shareholders received approximately 1.5 million shares of Veeco common stock. The merger is accounted for as a pooling of interests transaction and, accordingly, historical financial data in future reports will be restated to include Ion Tech.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS SEPTEMBER 30, 1999 AND 1998

Net sales of $58.8 million for the three months ended September 30, 1999 represents an increase of 16% from the 1998 comparable period sales of $50.5 million, reflecting an increase in process equipment sales. Sales in the US, Europe, Japan and Asia Pacific, accounted for 38%, 18%, 29% and 14%, respectively, of the Company's net sales for the three months ended September 30, 1999. Sales in the U.S. decreased 21% from the comparable 1998 period due to a 66% decline in U.S. process equipment sales partially offset by a 17% increase in U.S. metrology sales. Sales in Europe, Japan and Asia Pacific increased 54%, 120% and 59%, respectfully, principally due to an increase in process equipment sales. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

Process equipment sales of $23.6 million for the three months ended September 30, 1999 represents an increase of $8.0 million or 51% from the comparable 1998 period, reflecting continued acceptance of Veeco's ion beam deposition, ion beam etch and physical vapor deposition equipment for giant magnetoresistive (GMR) thin film magnetic head manufacturing by the leading data storage companies worldwide. As Veeco's data storage customers have continued to focus their capital spending on process equipment to manufacture GMR heads, metrology sales of $31.1 million for the three months ended September 30, 1999 remained relatively flat from the comparable 1998 period. Industrial measurement sales of $4.0 million for the three months ended September 30, 1999 represents a decrease of $.7 million or 16% from the comparable 1998 period.

Veeco received $48.2 million of orders for the three months ended September 30, 1999, an 11% increase compared to $43.5 million of orders for the comparable 1998 period. While process equipment orders increased 24% to $17.5 million, compared to the three months ended September 30, 1998, process equipment orders decreased 30% from the second quarter 1999 level. This was due to a delay in deposition equipment orders as a result of financial pressures in the data storage industry. Certain of the Company's data storage customers are delaying their capital spending in order to improve their financial condition. Metrology orders increased by 8% to $27.2 million. The book/bill ratio for the third quarter of 1999 was .82.

Gross profit for the three months ended September 30, 1999 of $28.7 million represents an increase of $5.5 million or 24% from the comparable 1998 period. Gross profit as a percentage of net sales increased to 48.9% for 1999 from 45.9% for the comparable 1998 period, as gross margin improvements were experienced in Veeco's process equipment and metrology product segments. The increase in gross margin for process equipment is principally due to the increased sales volume. The increase in gross margin for metrology is principally related to increased sales volume of atomic force microscopes and for the optical interferometer's favorable sales price, spending and product mix changes.

Research and development expenses of $7.9 million for the three months ended September 30, 1999 increased by $.8 million or 12% from the comparable period of 1998 as the Company continued to increase spending for new product development, particularly in the process equipment and metrology business for the next generation GMR thin film magnetic head technology.

Selling, general and administrative expenses of $11.8 million for the three months ended September 30, 1999 increased by approximately $1.6 million or 16% over the comparable period of 1998, principally due to higher commissions on the increased sales, establishment of an Asia Pacific subsidiary and increased profit sharing and bonus accruals.

Income taxes for the three months ended September 30, 1999 amounted to $3.3 million or 34% of income before income taxes as compared to $1.8 million or 30% of income before income taxes for the same period of 1998. The lower effective tax rate in 1998 reflects Digital's "S" Corporation tax status for five months in 1998 (through the merger date). As an "S" Corporation, Digital was not subject to federal income tax at the corporation level.


NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net sales were $169.9 million for the nine months ended September 30, 1999 representing an increase of $14.6 million or 9% over the comparable 1998 period. The increase principally reflects growth in process equipment, partially offset by a decrease in metrology sales. Sales in the US, Europe, Japan and Asia Pacific, accounted for 42%, 18%, 21% and 18%, respectively, of the Company's net sales for the nine months ended September 30, 1999. Sales in the US decreased approximately 9% from the comparable 1998 period due to a decline in US metrology sales and process equipment sales. Sales in Europe and Japan increased 11% and 31%, respectively, due primarily to an increase in process equipment sales partially offset by a decrease in metrology sales. Sales in Asia Pacific increased approximately 92% over the comparable 1998 period due to an increase in metrology sales primarily related to an increase in the sale of in-line inspection tools to a leading data storage customer.

Process equipment sales of $68.5 million for the nine months ended September 30, 1999 increased by $25.9 million or 61% from the comparable 1998 period, due to increased requirements for ion beam deposition, ion beam etch and physical vapor deposition equipment for the transition to GMR thin film magnetic head manufacturing by the leading data storage companies worldwide. Metrology sales for the nine months ended September 30, 1999 of $87.6 million decreased by $9.9 million or 10% compared to the comparable 1998 period, reflecting the data storage industry's focus on capital spending for process equipment for GMR products. Industrial measurement sales for the nine months ended September 30, 1999 of $13.8 million decreased 9% from the comparable 1998 period.

Veeco received $166.8 million of orders for the nine months ended September 30, 1999, a 5% increase compared to $159.4 million of orders in the comparable 1998 period. Process equipment orders increased 60% to $78.4 million reflecting continued acceptance of Veeco's equipment for GMR thin film magnetic head manufacturing by the leading data storage companies worldwide. Metrology orders decreased 20% to $77.5 million reflecting the reduction in orders for in-line inspection equipment for data storage customers and the slow acceptance by the semiconductor market of atomic force microscopes in production applications. The book/bill ratio for the nine months ended September 30, 1999 was .98.

Gross profit for the nine months ended September 30, 1999 of $82.2 million represents an increase of $10.7 million or 15% from the comparable 1998 period. Gross profit as a percentage of net sales increased to 48.4% for 1999 from 46.0% for 1998, as gross margin improvements were experienced in the process equipment and metrology product segments. The increase in gross margin for process equipment is principally due to increased sales. The increase in gross margin for metrology is related to a mix shift in sales to higher margin atomic force microscopes and optical in-line inspection tools.

Research and development expense for the nine months ended September 30, 1999 increased by $1.7 million or 8% over the comparable period of 1998 as the Company continued to increase spending for new product development, particularly in the process equipment area.

Selling, general and administrative expenses of $34.5 million for the nine months ended September 30, 1999 increased by $3.1 million or 10% compared to the comparable 1998 period as a result of increased sales and product support costs for new products as well as incremental costs related to the increased process equipment sales.

The Company recorded a $7.5 million non-recurring pre-tax charge for merger and reorganization expenses during the nine months ended September 30, 1998 relating to the merger with Digital in May 1998, of which approximately $1.7 million represented severance and other costs and an estimated loss on a future sublease of an abandoned office and manufacturing facility. At December 31, 1998 approximately $.8 million remained accrued for these expenses. During the nine months ended September 30, 1999 the Company incurred approximately $.6 million of costs that were charged against the accrual.

Income taxes for the nine months ended September 30, 1999 amounted to $9.6 million or 36% of income before income taxes as compared to $3.5 million or 30% of income before income taxes for the same period of 1998. The lower effective tax rate in 1998 reflects Digital's "S" Corporation tax status for five months in 1998 (through the merger date). As an "S" corporation, Digital was not subject to federal income tax at the corporation level.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations totaled $9.5 million for the nine months ended September 30, 1999 compared to $.7 million for the comparable 1998 period. This change in cash provided by operations reflects an increase in net income for the 1999 period of $8.9 million from the comparable 1998 period, along with the cash provided by operations for changes in operating assets and liabilities. Accounts receivable increased by $10.0 million during the nine months ended September 30, 1999 due to increased sales volume. Inventories increased by $4.0 million during the nine months ended September 30, 1999 reflecting the increase in process equipment orders. Accrued expenses and other current liabilities increased by $4.2 million during the nine months ended September 30, 1999 due primarily to the increase in income taxes payable.

Net cash used in investing activities for the nine months ended September 30, 1999 totaled $53.8 million compared to $6.2 million for the comparable 1998 period. Cash used in 1999 consisted of net purchases of short-term investments of $50.2 million and $6.6 million of capital expenditures partially offset by $3.1 million of proceeds from sale of property, plant and equipment. The net purchases of short-term investments resulted from the proceeds of the Company's public offering.

On February 2, 1999, the Company completed a public offering, pursuant to which 1,000,000 shares of Common Stock, par value $.01 per share, were issued and sold for $52.00 per share, less underwriting discounts and commissions of $2.34 per share. The Company is using the net proceeds of the offering (approximately $49.0 million) for capital expenditures including clean manufacturing areas and expanded customer application laboratories and for working capital and general corporate purposes, including potential acquisitions.

The Company has an unsecured $40.0 million Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR-based interest rate option is also provided. As of September 30, 1999 there were no amounts outstanding under the Credit Facility.

The Company will be required to repay promissory notes owed to former stockholders of Digital in the aggregate principal amount of $8.0 million when they become due in January 2000. The notes bear interest at an annual rate of 7.21%.

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

The Company has modified or replaced portions of its business systems' software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications or replacements of its business systems' existing software and certain hardware, the Company's computer programs should be able to continue to operate effectively after December 31, 1999. Furthermore, in addition to its own systems, the Company relies directly and indirectly on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and governmental agencies (collectively, "Third Parties").

The Company is utilizing both internal and external resources to resolve the Year 2000 Issue following a phased approach which is comprised of inventory and assessment, planning and renovation, testing and implementation. The following describes the Company's efforts to identify and address its and applicable Third Party Year 2000 Issues with respect to a) the Company's information technology
(IT) and non-IT systems, including facilities and infrastructure, b) the Company's products and c) the Company's suppliers:

a) The Company's IT and non-IT systems including facilities and infrastructure:

         In 1997, the Company completed the installation of a new business system for its process equipment and industrial product lines which has been certified by the vendor as Year 2000 compliant. The Company has completed its assessment and testing of its business systems for its metrology business lines. Based upon such assessment and testing, along with installing vendor upgrades and relying upon compliance statements received from its software and hardware vendors, the Company believes its metrology business systems will properly utilize dates beyond December 31, 1999. Furthermore, the Company recently completed installing a new business system for its sales and service offices in Europe that the vendor has certified is Year 2000 compliant.

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

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner, however, there can be no assurance that the systems of Third Parties with which the Company interacts will not suffer from Year 2000 problems, or that such problems would not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, Year 2000 problems that have been or may in the future be identified with respect to the IT and Non-IT systems of Third Parties having widespread national and international interactions with persons and entities generally (for example, certain IT and Non-IT systems of governmental agencies, utilities and information and financial networks) could have a material adverse impact on the Company's financial condition or results of operations.

The Company has reviewed its Year 2000 readiness status to determine what contingency plans are appropriate. The Company is developing contingency plans but has not yet determined its most reasonably likely worst case scenario with respect to the Year 2000 Issue. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, results of operations or financial condition.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Veeco's investment portfolio consists of cash equivalents, corporate bonds, commercial paper, floating rate bonds and municipal bonds. These investments are considered available-for-sale securities; accordingly, the carrying amounts approximate market value. Assuming September 30, 1999 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. Veeco's net sales to foreign customers represented approximately 62% and 58% of Veeco's total net sales for the three and nine months ended September 30, 1999 and 44% and 50% for the three and nine months ended September 30, 1998. The Company expects net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 16% and 14% of Veeco's total net sales for the three and nine months ended September 30, 1999 and 10% and 12% for the three and nine months ended September 30, 1998. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains (losses) included in determining consolidated results of operations were $669,000 and $(158,000) for the three and nine months ended September 30, 1999 and were $229,000 and $113,000 for the three and nine months ended September 30, 1998. Changes in currency exchange rates that have the largest impact on translating Veeco's international operating profit include the German mark and Japanese yen. The Company estimates that a 10% change in foreign exchange rates would impact reported operating profit for the nine months ended September 30, 1999 by less than $1.2 million. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

PART II.  OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

a) On November 4, 1999, Veeco merged with Ion Tech, Inc. ("Ion Tech") a leading supplier of ion beam deposition systems used to manufacture precise multi-layer optical filters. Ion Tech was a privately held company located in Fort Collins, Colorado. Under the terms of the merger, Ion Tech shareholders received approximately 1.5 million shares of Veeco common stock. The merger is accounted for as a pooling of interests transaction and, accordingly, historical financial data in future reports will be restated to include Ion Tech.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)       Exhibits

     27.1 Financial data schedule of Veeco Instruments Inc. for the quarterly period ended September 30, 1999, filed herein.

b)       Reports on Form 8-K.

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 15, 1999




                             Veeco Instruments Inc.



                             By: /s/ EDWARD H. BRAUN
                               ----------------------
                             Edward H. Braun
                             Chairman, CEO and President



                            By: /s/ JOHN F. REIN, JR.
                               ----------------------
                            John F. Rein, Jr.
                            Vice President, Finance
                            and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibits:

     27.1 Financial data schedule of Veeco Instruments Inc. for the quarterly period ended September 30, 1999, filed herein.