Form 10-K405
period 1999-12-31
VEECO INSTRUMENTS INC
filed 2000-03-15
CIK 103145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13
           OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION
           13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-16244

                             VEECO INSTRUMENTS INC.
                                  (Registrant)

                     DELAWARE                                           11-2989601
 (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
                   organization

                  TERMINAL DRIVE                                          11803
               PLAINVIEW, NEW YORK                                      (Zip Code)
     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 349-8300
          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 1, 2000 as reported on The Nasdaq National Market, was approximately $1,706,294,879. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    At March 1, 2000, the Registrant had 18,082,518 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2000 are incorporated by reference into
Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SAFE HARBOR STATEMENT

    This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause these differences include, but are not limited to:

    - the dependence on principal customers and the cyclical nature of the data storage, semiconductor and optical telecommunications industries,

    - fluctuations in quarterly operating results,

    - rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

    - limited sales backlog,

    - the highly competitive nature of industries in which the company operates,

    - changes in foreign currency exchange rates, and

    - matters set forth in this Report generally.

    Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

PART I

ITEM 1. BUSINESS.

THE COMPANY

    Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, optical telecommunications and semiconductor industries. These industries help create a wide range of information age products for today and tomorrow--such as personal computers, network servers, fiber optic networks, digital cameras, TV set-top boxes and personal digital assistants.

    The Company's Process Equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads for the data storage industry. With the acquisition of Ion Tech in 1999, Veeco became the leading supplier of ion beam deposition equipment to the fast-growing optical filter market (dense wavelength division multiplexing or "DWDM"). The DWDM optical filters are used to expand the capacity of fiber optic networks. Veeco's broad line of leading edge technology allows customers to improve time to market of next generation products.

    Veeco's Metrology equipment is used to provide critical surface measurements on thin film magnetic heads and disks used in hard drives, as well as on semiconductor devices and in research applications. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality.

    Demand for Veeco's products has been driven by the increasing miniaturization of microelectronic components; the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components; and, in the data storage industry, the introduction of new giant magnetoresistive (GMR) thin film magnetic heads (TFMHs) which require additional manufacturing steps and the ability to conduct critical measurements for quality control and other purposes during the manufacturing process. The ability of Veeco's products to precisely deposit thin films, and/or etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices, such as TFMHs, optical telecommunications components and semiconductor devices.

    Veeco supplies worldwide industry leaders including Seagate, IBM, Read-Rite, TDK, and Alps in data storage; Motorola and Infineon in semiconductor; E-Tek Dynamics, Hermann Technologies and DiCon Fiber Optics in optical telecommunications. The Company's global sales and service organization is located throughout the United States, Europe, Japan and Asia Pacific. At December 31, 1999, Veeco had 893 employees, with manufacturing, research and development and engineering facilities located in New York, California, Colorado and Arizona.

RECENT DEVELOPMENTS

    On February 29, 2000, the Company signed a definitive merger agreement with CVC, Inc. ("CVC") of Rochester, New York. Under the terms of the agreement, CVC shareholders will receive 0.43 shares of Veeco Common Stock for each share of CVC Common Stock. The merger will be accounted for as a pooling of interests and, as a result, historical financial data will be restated in future reports. The merger is expected to close in the second quarter of 2000, pending the vote of shareholders of both companies and other customary closing conditions. Upon consumption of the merger, CVC will become a wholly-owned subsidiary of the Company. CVC provides cluster tool manufacturing equipment used in the production of evolving tape and disk drive recording head fabrication, optical components, passive components, MRAM, bump metallization, and next generation logic devices.

    On February 11, 2000, Veeco entered into a strategic alliance with Seagate Technology, Inc. ("Seagate") under which Veeco assumed production responsibility for Seagate's internal Slider Level Crown (SLC) product line and acquired rights to commercialize such products for sale to third parties. Sales of SLC tools will be reflected in Veeco's results beginning in the first quarter of 2000.

    On January 31, 2000, Monarch Labs, Inc., a privately held developer and manufacturer of automated quasi-static test systems for the data storage industry, merged with and into a subsidiary of Veeco. Monarch shareholders received 282,224 shares of Veeco Common Stock in exchange for all of the outstanding shares of Monarch. The merger was accounted for as a pooling of interests. Since Monarch's historical results of operations and financial position are not material in relation to those of Veeco, financial information prior to the merger will not be restated in future reports.

    On January 17, 2000, Veeco sold the assets constituting its leak detection business, which no longer fit its long-term strategy, to Vacuum Instrument Corp., a privately held leak detection company based in Ronkonkoma, New York.

    On November 4, 1999, Ion Tech, Inc. and an affiliate (collectively, "Ion Tech"), a leading supplier of Ion Beam Deposition Systems used to deposit multi-layer films in the manufacture of optical filters critical to extending "bandwidth" of fiber optic telecommunication networks, merged with and into subsidiaries of Veeco. Founded in 1974, Ion Tech was a privately held company based in Ft. Collins, Colorado. Under the terms of the agreement, Ion Tech shareholders received 1,509,437 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests and, accordingly, historical data has been restated to include Ion Tech data.

    On October 14, 1999, Veeco purchased OptiMag Inc., of San Diego, California ("OptiMag"). OptiMag, a development-stage company founded in 1998, is a supplier of automated optical defect inspection and process control equipment for the data storage thin film magnetic head industry.

    On February 2, 1999, the Company completed a public offering, pursuant to which 1,000,000 shares of Common Stock, par value $.01 per share, were issued and sold by the Company for $52.00 per share, less underwriting discounts and commissions of $2.34 per share. The Company is using the net proceeds of the offering (approximately $49 million) for capital expenditures including additional clean manufacturing areas and expanded customer application laboratories and for working capital and general corporate purposes, including potential acquisitions. In addition, as part of the public offering, certain stockholders of the Company sold 2,575,000 shares of Common Stock. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

COMPANY STRATEGY

    Veeco has, and will continue to pursue, the following growth strategy:

    - Strengthen the Company's position as the leading "one-stop shop" for etch, deposition and metrology equipment for the data storage industry;

    - Capitalize on the rapid growth in the optical telecommunications industry by expanding process equipment and metrology solutions;

    - Pursue focused market opportunities in the semiconductor industry in which Veeco has specific technology leadership;

    - Pursue organic growth, as well as strategic mergers and, where appropriate, to further expand the Company's breadth of product line;

    - Leverage Veeco's technology and strategic customer relationships and assist customers' time to market for their new products;

    - Utilize the Company's industry-leading global sales and service network to further strengthen customer relationships.

ACQUISITION HISTORY

    In keeping with the strategy outlined above, Veeco has completed a number of acquisitions, a summary of which follows:

COMPANY/ASSETS ACQUIRED               DATE OF TRANSACTION        PRIMARY BUSINESS ACQUIRED
-----------------------               -------------------   ------------------------------------
Certain assets of Lambda              January 18, 1990      Initial management-led buyout of ion
  Electronics, Inc., including Sloan                        beam, metrology and leak detection
  Technology Corp.                                          systems business

Certain physical vapor deposition     April 10, 1997        Physical Vapor Deposition technology
  (PVD) assets of Material Research                         for data storage industry
  Corporation (MRC)

Wyko Corporation                      July 25, 1997         Optical interferometry for a broad
                                                            range of applications

Digital Instruments, Inc.             May 29, 1998          Atomic force microscopy for a broad
                                                            range of applications

OptiMag, Inc.                         October 14, 1999      Optical measurement and test for
                                                            data storage industry

Ion Tech, Inc.                        November 4, 1999      Ion Beam Deposition for optical
                                                            telecommunications industry

Monarch Labs, Inc.                    January 31, 2000      Magnetic Measurement and Test for
                                                            data storage industry

Slider Level Crown (SLC) product      February 11, 2000     Purchase of SLC technology to micro-
  line of Seagate Technology, Inc.                          machine and measure thin film
                                                            magnetic heads

INDUSTRY BACKGROUND

GENERAL INTRODUCTION:

    The semiconductor device, thin film magnetic head and optical electronic components often consist of many intricate patterns on circuits. Depending upon the specific design of any given integrated circuit, a variety of film thicknesses and a number of layers and film types will be used to achieve desired performance characteristics. Continued demand for smaller, faster and less expensive microelectronic components, particularly in the computer industry, has led to increasing miniaturization. This increasing miniaturization is achieved through an increased number of manufacturing steps involving greater use of precise etching and deposition equipment. In addition, metrology systems are used throughout the manufacturing process in order to monitor process accuracy, product quality, repeatability and to measure critical dimensions and other physical features such as film thickness, line width, step height, sidewall angle and surface roughness, thereby improving yields.

    The market for microelectronic components has grown rapidly in recent years, driven by corporate and consumer use of data storage intensive products such as networked personal computers (PCs), servers and the Internet, among others. Veeco believes that annual unit growth in PCs, hard disk drives and MR/ GMR heads since 1997 has been in the 10%-15% range, 12%-17% range and 20%-25% range, respectively, and will continue to grow at such rates until 2001. While the Company believes that the PC market is the primary driver of disk drive unit growth, disk drives are also increasingly being used for emerging applications such as television set-top boxes, video-on-demand systems, and small electronic devices such as digital cameras and personal digital assistants.

    TRENDS IN THE DATA STORAGE INDUSTRY: In order to satisfy market demand for devices with greater storage capacity, the data storage industry developed new head designs incorporating higher areal densities which enable storage of more data. The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. According to data storage industry sources, since 1990, areal densities have been increasing at more than a 60% annual rate and are expected to continue to do so until at least 2005. As increased storage capacity requires multiple disks per drive, magnetic head production is growing faster than the overall disk drive industry. Most magnetic heads produced prior to 1998 were inductive, but new designs utilize MR and GMR heads, which allow for higher areal densities. Inductive heads were limited to areal densities of approximately 1-2 gigabits per square inch (Gbits/in(2)), while MR heads allow for 5 Gbits/in(2) and GMR heads are expected to allow for 100 Gbits/in(2) by the year 2005.

    The Company believes that substantial investment is being made in GMR technology and that production is growing from approximately 30 million GMR heads in 1998 to producing 400 million GMR heads in 1999, 735 million in 2000, 1 billion in 2001 and 1.4 billion in 2002. In addition, the conversion to smaller sized heads (i.e., "pico" and even "femto" as compared to the "nano" designs currently in production) requires tighter dimensional tolerance control.

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

    TRENDS IN THE OPTICAL TELECOMMUNICATIONS INDUSTRY: In the telecommunications field, there is a need for higher bandwidth caused by the rapidly expanding use of the internet and by the increasing use of data intense file transfers, such as downloadable music, internet telephony and streaming video. In response to this demand, a new technology called Dense Wavelength Division Multiplexing (DWDM) was recently developed. DWDM technology combines a number of wavelengths onto a single optical fiber, thereby increasing the capacity of the fiber network. The appeal of the technology is its ability to increase the capacity of the existing fiber optic telecommunications networks without laying additional cable. DWDM has been described as sending laser pulses of different colors simultaneously over the same fiber.

    The use of DWDM in telecommunications networks is challenging component manufacturers to design a variety of new devices that can be integrated into DWDM systems. These include devices that can increase the number of wavelengths carried, span long distances, and develop an all-optical layer so that wavelengths do not need to be converted between optical and electrical signals. A major component of DWDM networks are filters used for wavelength selection.

    The typical high-speed fiber cable today transmits at 2.5Gbps, or approximately 32,000 voice or data transmissions, but uses less than 1% of the inherent bandwidth of the fiber. DWDM multiplies the capacity of existing, embedded fiber optical lines by 8 to 32 times, or up to 80 Gbps. An optical fiber with DWDM carries a number of wavelengths transmitting them at different wavelengths through the same fiber, and then separates the wavelengths at the other end--thereby multiplying the capacity of the fiber.

    Thin film interference filters are glass substrates coated with precise multilayers of dielectric materials to control transmission and reflection. Bandwidth and shape of filters are very important for demultiplexers to minimize the crosstalk (noise) and block unwanted light in optical amplifiers. Veeco is a leading provider of ion beam deposition systems, which are today being used to help create the optical filters which serve as a critical component of these DWDM systems. In addition, Veeco's broad range of ion beam etch and physical vapor deposition tools may serve a variety of applications in this rapidly growing market.

    TRENDS IN THE SEMICONDUCTOR INDUSTRY: Current semiconductor industry technology trends include smaller feature sizes (sub-0.25 micron line widths), larger substrates (i.e., the transition to 300mm wafers) and the increased use of metrology in the manufacturing process. The semiconductor industry is also undergoing trends related to advanced interconnect and chemical mechanical polishing (CMP) technologies. Semiconductor manufacturers use metrology tools in their wafer fabrication facilities to detect process deviations as early in the manufacturing process as possible. These tools are critical for yield enhancement resulting in cost reduction in this increasingly competitive environment.

VEECO'S PRODUCTS

    Veeco offers two principal product lines: Metrology and Process Equipment. Veeco divested its Leak Detection business on January 17, 2000, and the remaining Industrial Measurement products represent a small percentage of the Company's sales. Historical contribution to net sales by each of these product lines is shown below for the years indicated:

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1999           1998           1997
                                                              --------       --------       --------
                                                                      (DOLLARS IN MILLIONS)
Metrology...................................................   $112.2         $126.2         $112.8
  % OF NET SALES............................................     45.5%          58.7%          50.5%
Process Equipment...........................................   $117.4         $ 69.1         $ 91.2
  % OF NET SALES............................................     47.6%          32.1%          40.8%
Industrial Measurement......................................   $ 17.0         $ 19.7         $ 19.4
  % OF NET SALES............................................      6.9%           9.2%           8.7%

    See note 8 of Consolidated Financial Statements of the Company for additional information regarding the Company's reportable segments.

METROLOGY EQUIPMENT

    Veeco's metrology product line includes atomic force/scanning probe microscopes, optical metrology tools, magnetic force systems, and stylus profilers. These products offer a broad range of solutions to customers in the data storage, semiconductor and optical telecommunications industries, as well as versatile tools for use by research and development centers and universities.

ATOMIC FORCE/SCANNING PROBE MICROSCOPES (AFM/SPMS)

    Through its merger with Digital Instruments, Inc., in May 1998, Veeco expanded its existing family of metrology products to include next generation AFM/SPM technology capable of resolving and imaging nanometer-level dimensional variations and surface properties. Over time, the feature sizes in integrated circuits and magnetoresistive elements of data storage devices have decreased. Today, the smallest feature sizes on integrated circuits are on the order of 250 nanometers. Plans are in place to fabricate integrated circuits with feature sizes as small as 180 and then 130 nanometers within the next few years.

    The Atomic Force Microscope "feels" the sample surface directly using a probe consisting of a very sharp tip mounted on a microscopic spring arm (a cantilever). The interaction of the probe with the surface is detected by measuring deflections of the cantilever with an optical beam system.
AFMs permit resolution at the molecular level. Digital developed some of the first AFMs used in commercial applications and most of the SPMs manufactured and sold by Digital are AFMs. SPMs, and particularly AFMs, can directly measure both lateral and vertical shapes with nanometer resolution and with direct 3D capability. In contrast, light-based instruments, including interferometric and confocal microscopes, have limited lateral resolution for measurements of less than half the wavelength of light, or less than about 250 nanometers. Digital's AFM products utilize its patented TappingMode-TM- technology, achieving the high resolution and stability previously obtainable only through destructive physical contact with the sample surface while employing a light touch previously achievable only through the less stable non-contact mode.

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

STYLUS PROFILERS

    Stylus profilers are used to produce cross-sectional representations and/or quantitative measurements, which are displayed on a video monitor. Veeco's stylus profiler systems utilize a precision translation stage which creates relative motion between the sample and a diamond tipped stylus. As the sample moves under the stylus, surface variations cause vertical translation of the stylus, which is tracked and measured. Stylus profilers are widely used for height, width, pitch and roughness measurements of features on semiconductor devices, magnetic and optical storage media (e.g., hard drives), flat panel displays, and hybrid circuits. Veeco believes that its stylus profiler products are recognized for their accuracy, repeatability, ease of use and technology features, and are designed to meet a range of industry specifications and customer requirements. Each of Veeco's stylus profilers incorporates a proprietary software package to assist in data collection, analysis and interpretation. In 1999, Veeco combined the manufacturing facilities for its atomic force metrology and stylus profiler products into one location.

OPTICAL METROLOGY PRODUCTS

    Substantially all of Veeco's optical metrology instruments, produced by Veeco's subsidiary, Wyko Corporation ("Wyko"), are designed to make non-contact surface measurements using interferometry technology. This process involves the use of either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry (PSI) and vertical scanning interferometry (VSI), these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes.

    Veeco's major optical products include the NT2000, the SP3000 and the HD-SERIES optical profilers. The NT2000 product line measures surface roughness, heights and shapes. The WYKO SP3000, for advanced packaging applications, measures surface height, bump volume and diameter and bump coplanarity on silicon wafers and ceramic substrates. Wyko's HD-SERIES instruments are a line of microstructure measurement equipment used by manufacturers of mass memory components including manufacturers of heads, disks, drives and suspensions. HD-SERIES instruments are used for research and development, production control, process improvement, incoming parts inspection, final parts inspection, and field failure analysis.

    In November, 1999, Veeco purchased OptiMag Inc., of San Diego, California, thereby expanding Veeco's optical metrology technology for the data storage industry. OptiMag's Automated Slider Inspection System (OASIS-TM-) is a precision automated slider defect inspection station for high throughput production. OptiMag's optical inspection equipment detects and classifies visual defects in magnetoresistive (MR) and giant magnetoresistive (GMR) thin film heads at slider level to resolutions of .175m. It can also be used in research and development where high resolution imaging or large statistical sample sizes are desired. The system acquires slider images (nano, pico, or femto), using a 4 megapixel digital camera, and the user can define the desired combination of inspection views of the air bearing surface and the pole tip. The system is supplied with flexible software to meet the differing specifications of volume head manufacturers. OASIS-TM- technology is extendable to meet the inspection needs of other precision applications such as printer heads and biotechnology.

MAGNETIC MEASUREMENT

    Veeco acquired Monarch Labs of Longmont, Colorado in January, 2000. Monarch's QSW-TM- and QSE-TM- are fully automated test systems for characterizing the magnetoresistance of bulk films and patterned devices. The instrument monitors the performance of GMR heads used in high-density disk drives, providing essential feedback for process control and device performance improvement.

PROCESS EQUIPMENT

    Veeco's process equipment product line includes etch and deposition systems for data storage and optical telecommunications applications. Veeco's deposition products include ion beam deposition (IBD) systems, diamond-like carbon (DLC) deposition systems and physical vapor deposition (PVD) systems. Veeco offers ion beam etch/IBD/PVD technologies in a single cluster tool to provide data storage customers a total solution for the manufacture of next generation MR/GMR TFMHs.

ETCH SYSTEMS

    Veeco develops and produces ion beam etch systems, sold under the MICROETCH-TM- brand name. These systems etch precise, complex features for use primarily by data storage and semiconductor manufacturers in the fabrication of discrete and integrated microelectronic devices such as TFMHs. Veeco's etch systems are also applicable in the active optical telecommunications marketplace.

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

DEPOSITION SYSTEMS

    ION BEAM DEPOSITION SYSTEMS. IBD-350 ion beam deposition systems utilize an ion beam to deposit thin films and may be mated to Veeco's Cluster System platform to allow either parallel or sequential etch/ deposition processes. The IBD-350 deposits high purity thin film layers and provides maximum uniformity and repeatability.

    ION TECH SPECTOR-TM- SYSTEM: Ion Tech's IBD equipment is used to manufacture precise multi-layer optical filters critical to extending "bandwidth" of fiber optic telecommunication networks. Able to precisely control thicknesses, with excellent repeatability, Ion Tech's IBD systems are used to create the filters that allow multiple channels to share the same optical fiber. With its precise control of deposition rates and uniformities, Spector-TM- is able to produce high yields of 0.8nm bandwidths and below.

    DIAMOND-LIKE CARBON DEPOSITION SYSTEMS. Veeco's DLC-350V diamond-like carbon deposition system has been developed to deposit protective coatings on advanced TFMHs. The system consists of a single cassette vacuum loadlock and a high vacuum processing chamber with two ion beam sources.

    PHYSICAL VAPOR DEPOSITION SYSTEMS. Veeco's PVD Cymetra systems are available in either a planetary or static configuration which can be used to deposit films in several ways. The planetary configuration produces films with a high degree of uniformity, repeatability and process control. Multiple targets of different materials are provided in a single chamber to permit deposition of a stack of films. The PVD Cymetra-TM- systems are also available in static configurations. These consist of individual chambers dedicated to a single target material.

    IBE/IBD/PVD CLUSTER TOOLS. Veeco's cluster tool format allows for combinations of etch and deposition modules to address the challenging manufacturing requirements of MR/GMR TFMHs.

INDUSTRIAL MEASUREMENT EQUIPMENT

    As a result of the January 2000 divestiture of Veeco's Leak Detection business, the Company's Industrial Measurement business now consists primarily of X-Ray fluorescence ("XRF") thickness measurement systems. XRF systems measure thickness and composition of thin films for data storage, semiconductor, and industrial applications.

SERVICE AND SALES

    Veeco recognizes that its customer service organization is a significant factor in the Company's success. The Company provides service and support on a warranty, service contract or an individual service-call basis. Veeco also offers enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services and a 24-hour hotline service for certain products. The Company believes that offering 24 hour, 7 day per week worldwide support creates stronger relationships with customers and provides a significant competitive advantage. Approximately 11.5% of Veeco's net sales for the year ended December 31, 1999 constituted revenues from service and support and the sale of spare parts and components. These results are included in Veeco's process equipment, metrology and industrial measurement sales, as appropriate.

    Veeco sells its products worldwide through over 20 strategically located sales and service facilities, including nine in the U.S., six in Europe, four in Asia Pacific, and two in Japan. In 1997, 1998 and 1999, Veeco expanded its direct worldwide sales and service support organization to focus on combined field service and customer support for all Veeco process equipment and metrology products. As of December 31, 1999, Veeco employed 118 sales and marketing representatives and 132 field service representatives.

CUSTOMERS

    Veeco sells its products to many of the world's major data storage, semiconductor and optical telecommunications manufacturers, and to customers in other industries, research centers and universities. For the year ended
December 31, 1999, 55% of Veeco's sales were to data storage customers, 25% to research/industrial customers, 12% to semiconductor customers, and 8% to optical telecommunications customers. During this period, sales to Veeco's top three customers, Seagate, IBM, and Read-Rite accounted for approximately 31% of total sales. Veeco's significant customers list also includes TDK/SAE, Alps, Hitachi, E-Tek Dynamics, Fujitsu, Toshiba, Samsung, Hermann Technology and Matsushita.

RESEARCH AND DEVELOPMENT

    Veeco believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Veeco utilizes information supplied by its customers and distributors to design and develop new products and product enhancements and to reduce time-to-market for these products. Veeco's research and development programs are organized by product line; new products have been introduced into each of Veeco's product lines in each of the past three years.

    Veeco's research and development expenses were approximately $31.5 million, $28.0 million and $25.0 million, or approximately 12.8%, 13.0% and 11.2% of net sales, for the years ended December 31, 1999, 1998 and 1997, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

MANUFACTURING

    The Company's principal manufacturing activities, which consist of design, assembly and test operations, take place at its facilities in Plainview, New York (ion beam etch and deposition and physical deposition systems), Santa Barbara, California (atomic force and stylus metrology tools), Tucson, Arizona (interferometry products), Ft. Collins, Colorado (ion beam deposition), Minneapolis, Minnesota (SLC products), Longmont, Colorado (magnetic test), San Diego, California (optical measurement and test), and Ronkonkoma, New York (XRF equipment).

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

BACKLOG

    The Company's backlog consists generally of product orders for which a purchase order has been received and which are scheduled for shipment within twelve months. Because a large percentage of the Company's orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company's future performance.

COMPETITION

    In each of the markets that it serves, Veeco faces substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than Veeco. In addition, many of Veeco's products face competition from alternative technologies, some of which are more established than those used in Veeco products. Significant marketing factors for metrology and process equipment tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership, and technical service and support. Veeco believes it competes favorably on the basis of these factors in each market Veeco serves. None of Veeco's competitors competes with Veeco across all of Veeco's product lines.

    Veeco competes with metrology product manufacturers such as Hitachi, KLA-Tencor, Thermo-Microscopes, ADE Corporation and Zygo Corporation. Veeco competes with process equipment manufacturers such as CVC, Inc., Hitachi, Nordiko, Leybold and Balzers.

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

    Veeco has patents and exclusive and non-exclusive licenses to patents owned by others covering certain of its products, which Veeco believes provide it with a competitive advantage. Veeco has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. Veeco believes that there are no patents which are critical to its operations, and that the success of its business depends primarily on the technical expertise, innovation, creativity and marketing and distribution ability of its employees.

    Veeco also relies upon trade secret protection for its confidential and propriety information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Veeco's trade secrets or that Veeco can meaningfully protect its trade secrets. In addition, the Company cannot be certain that it will not be sued by third parties alleging that the Company has infringed their patents or other intellectual property rights. If any third party sues Veeco, the Company's business, results of operations or financial condition could be materially adversely affected.

    Following the merger with Digital, in September 1998, Veeco and IBM entered into a cross license agreement providing for the grant by Veeco to IBM and the grant by IBM to Veeco of the non-exclusive right to make, use or sell AFM/SPM products utilizing technology covered by certain patents held by Veeco and IBM, respectively. The agreement terminates in August 2003. The cross license agreement replaced a prior patent license agreement between IBM and Digital.

EMPLOYEES

    At December 31, 1999, the Company had approximately 893 employees, comprised of 268 in manufacturing and testing, 118 in sales and marketing, 132 in service and support, 272 in engineering, research and development, and 103 in general administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.

    In general, the Company's senior management and key employees are not subject to employment agreements or non-competition agreements with the Company.

ITEM 2. PROPERTIES.

    The Company's corporate headquarters and manufacturing and research and development facilities for process equipment systems are located in an 80,000 square foot building in Plainview, New York, which is owned by the Company. The Company also manufactures and designs products in various other sites in the United States, which include a 100,000 square foot facility in Tucson, Arizona, owned by the Company, a 40,000 square foot facility in Ronkonkoma, New York, leased by the Company, a 100,000 square foot facility in Santa Barbara, California, owned by the Company, a 25,600 square foot facility in Fort Collins, Colorado, owned by the Company, a 5,000 square foot facility in San Diego, California, leased by the Company, a 17,250 square foot facility in Orangeburg, New York, leased by the Company, an 11,000 square foot facility in San Jose, California, leased by the Company, and a 7,000 square foot facility in Bloomington, Minnesota, leased by the Company. The Tucson facility is subject to a mortgage, which at December 31, 1999, had an outstanding balance of $2,322,000. The Santa Barbara facility is subject to a mortgage, which at December 31, 1999 had an outstanding balance of $6,599,000. The Ronkonkoma lease expires in 2003, the San Diego lease expires 2001 and the Orangeburg lease expires 2004.

    The Company also leases facilities located in Tustin, California, Santa Barbara, California, Ft. Collins, Colorado and Chadds Ford, Pennsylvania for use as sales and service centers for certain of its products. Subsidiaries of the Company lease space for use as sales and service centers in Dourdan, France; Munchen, Germany; Manheim, Germany; Cambridge, England; Watford, England; Londonderry, Northern Ireland; Beijing, China; Hsinchu, Taiwan; Osaka, Japan; Singapore, Tokyo, Japan and Penang, Malaysia. The Company believes its facilities are adequate to meet its current needs. Certain levels of environmental contamination have been detected at the Plainview, New York and Santa Barbara, California facilities of the Company. See "Business--Environmental Matters."

ITEM 3. LEGAL PROCEEDINGS.

ENVIRONMENTAL

535 EAST MONTECITO STREET, SANTA BARBARA, CALIFORNIA

    In January 1990, the Company acquired certain assets of a company now known as Lambda Electronics Inc. ("Lambda") (the "Acquisition"). In October 1993, the California Regional Water Quality Control Board, Central Coast region (the "RWQCB") issued a Cleanup and Abatement Order ("CAO") for the site (the "Site") of a facility located in Santa Barbara, California which had been leased prior to the Acquisition by a predecessor to one of the Company's subsidiaries. The CAO declared that Lambda, the Company and certain other parties had caused or permitted certain hazardous water to be discharged into waters of the State of California at the Site where they create, or threaten to create, a condition of nuisance.

    In compliance with the CAO, the Company submitted a corrective action plan for remediating contaminated soils at the Site. On June 6, 1994, the RWQCB approved this corrective action plan and, on November 29, 1994, the Santa Barbara County Air Pollution Control District exempted the corrective action activities from the District's air permit requirements. The soil remediation was performed in 1995 at a cost of approximately $35,000.

    During 1994, the current and former owners of the Site commenced lawsuits seeking, among other things, an order requiring remedial action at the Site and payment of response costs previously incurred by the current and former owners of the Site. In August 1995, the Company agreed to the settlement of such lawsuits. Under the terms of the settlement, the Company was required to pay to the plaintiffs a total of approximately $350,000 (the last installment of which was paid by February 1, 1996) and agreed to perform any additional remediation work at the Site required either by the RWQCB pursuant to the CAO or by any other agency which asserts jurisdiction. In addition, the Company agreed to indemnify the plaintiffs for future expenses incurred by them as a result of any claim brought against them relating to the alleged contamination at the Site.

    Pursuant to the CAO, in September 1998, the Company began implementation of a groundwater remediation plan approved by the RWQCB, which included both air "sparging" to remove volatile contaminants from Site groundwater and soil and monthly monitoring of groundwater. The Company sampled the groundwater each month between September 1998 and July 1999. The December samples did not show any contaminants above laboratory detection limits. Since contaminants remained below RWQCB standards, the Company asked the RWQCB to close the CAO case. On July 9, 1999, the Company received a letter from the County of Santa Barbara Protection Services Division Hazardous Materials Unit (the "Agency") confirming the completion of the site investigation and remediation at the site. In the letter the Agency stated that no further action with respect to the Site was required at that time.

TERMINAL DRIVE, PLAINVIEW, NEW YORK

    Pursuant to the Acquisition, the Company is required to pay, and has paid, up to $15,000 per year of the expenses incurred in connection with the operation of certain equipment used in connection with the monitoring and remediation of certain environmental contamination at the Company's Plainview, New York facility. The Company may under certain circumstances also be obligated to pay up to an additional $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at the Plainview facility. Pursuant to the terms of the Acquisition, Lambda, its corporate parent, Unitech plc, and certain of Lambda's subsidiaries are required to pay all other costs and expenses relating to any such plan of environmental remediation. There can be no assurance, however, that Unitech plc and/or Lambda will comply with their payment obligations, if any, with respect to remediation activities at such site. If such parties do not fulfill their obligations, the Company may be held responsible for such remediation costs. Because no such comprehensive plan of remediation has been required to date, the Company is not in a position to estimate more precisely what its actual liability might be.

602 EAST MONTECITO STREET, SANTA BARBARA, CALIFORNIA

    The Company is aware that petroleum hydrocarbon contamination has been detected in the soil at the site of a facility leased by Sloan in Santa Barbara, California (the "Sloan Building") under a lease expiring in 2003 and subleased to a third party. For 18 months after the Acquisition, the Company owned all of the outstanding capital stock of an entity ("Old Sloan"), which held title to the Sloan Building and a leasehold in the property on which the Sloan Building is located. In July 1991, the capital stock of Old Sloan was transferred to Lambda pursuant to provisions in the agreement relating to the Acquisition. Although there appears to be no evidence that the petroleum constituents found in the soil are associated with any activities of the Company and its subsidiaries at the Sloan Building, under Federal and California environmental statutes, current "owners and operators" at the time of disposal of hazardous substances may be deemed liable for removal and remediation of contamination at a facility. In connection with the Acquisition, Lambda and Unitech plc agreed to indemnify the Company for any liabilities incurred by the Company which arise from environmental contamination at the Site, and any costs and expenses relating to the remediation thereof.

112 ROBIN HILL ROAD, SANTA BARBARA, CALIFORNIA

    The headquarters of Digital, located at 112 Robin Hill Road, Santa Barbara, California (the "Robin Hill Site"), was purchased from Raytheon Company ("Raytheon") in November 1997. At the time of such purchase, there were quantities of certain volatile organic compounds, principally trichloroethene and benzene, above the applicable California maximum concentration levels, in aquifers lying approximately 40-50 feet below the northeast and southeast corners of the Robin Hill Site. As such, it was a condition of such purchase that Raytheon carry out additional testing at the site and indemnify the purchaser and its successors against further costs of investigating the Robin Hill Site and of remediating hazardous substances released upon or under the site before the purchase, as well as continued migration on and under the site of identified contaminants. In addition, the agreement provides that Raytheon will be responsible for the conduct of discussions with governmental agencies, including the RWQCB, relative to investigations and remediation of the Robin Hill Site.

NON-ENVIRONMENTAL

    The Company is involved in various other legal proceedings arising in the normal course of its business. In the opinion of the Company's management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The Common Stock is quoted on the NASDAQ National Market under the symbol "VECO". The 1999 and 1998 high and low closing prices are as follows:

                                                     1999                  1998
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
First Quarter...............................   $62.25     $36.50     $37.19     $20.38
Second Quarter..............................    43.88      29.81      42.13      22.94
Third Quarter...............................    36.75      26.88      35.00      22.13
Fourth Quarter..............................    49.13      24.63      54.38      21.63

    On March 1, 2000, the closing price for the Company's Common Stock on the NASDAQ National Market was $98.25. As of March 1, 2000, the Company had approximately 233 shareholders of record.

    On January 31, 2000, in connection with the Monarch merger, the Company issued to the former stockholders of Monarch a total of 282,224 shares of Common Stock. The securities were issued without registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

    On November 4, 1999, in connection with the Ion Tech merger, the Company issued to the former stockholders of Ion Tech a total of 1,509,437 shares of Common Stock. The securities were issued without registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

    On May 29, 1998, in connection with the Digital merger, the Company issued to the former stockholders of Digital a total of 5,583,725 shares of Common Stock. The securities were issued without registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

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

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA (1):
Net sales.................................  $246,606   $214,985   $223,410   $170,829   $128,796
Cost of sales.............................   125,650    115,441    113,487     86,324     63,914
                                            --------   --------   --------   --------   --------
Gross profit..............................   120,956     99,544    109,923     84,505     64,882
Costs and expenses........................    83,944     71,928     68,955     50,400     40,793
Merger and reorganization expenses........     2,600(2)    7,500(3)    2,250(4)       --       --
Loss on sale of leak detection business...     2,500         --         --         --         --
Write-off of purchased in-process
  technology..............................     1,300         --      4,200         --         --
                                            --------   --------   --------   --------   --------
Operating income..........................    30,612     20,116     34,518     34,105     24,089
Interest (income) expense, net............    (1,784)     1,007        122       (236)       249
                                            --------   --------   --------   --------   --------
Income before income taxes................    32,396     19,109     34,396     34,341     23,840
Income tax provision......................    11,986      5,736      7,780      7,067      2,590
                                            --------   --------   --------   --------   --------
Net income................................  $ 20,410   $ 13,373   $ 26,616   $ 27,274   $ 21,250
                                            ========   ========   ========   ========   ========
EARNINGS PER SHARE:
Net income per common share...............  $   1.17   $    .83   $   1.67   $   1.73   $   1.39
Diluted net income per common share.......  $   1.15   $    .82   $   1.62   $   1.70   $   1.36

PRO FORMA INCOME TAX PRESENTATION (5):
Income before income taxes................       N/A   $ 19,109   $ 34,396   $ 34,341   $ 23,840
Pro forma income tax provision............       N/A      7,190     12,987     13,089      7,147
                                            --------   --------   --------   --------   --------
Pro forma net income......................       N/A   $ 11,919   $ 21,409   $ 21,252   $ 16,693
                                            ========   ========   ========   ========   ========
Pro forma net income per common share.....       N/A   $   0.74   $   1.35   $   1.35   $   1.09
Pro forma diluted net income per common
  share...................................       N/A   $   0.73   $   1.30   $   1.33   $   1.07

Weighted average shares outstanding.......    17,381     16,136     15,901     15,760     15,259
Diluted weighted average shares
  outstanding.............................    17,768     16,396     16,417     15,999     15,577

                                                             AS OF DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
BALANCE SHEET DATA (1):
Cash, cash equivalents and short-term
  investments.............................  $ 80,306   $ 23,493   $ 20,825   $ 26,640   $ 20,913
Working capital...........................   149,873     87,073     70,483     63,030     50,361
Excess of cost over net assets acquired,
  net.....................................     5,509      4,187      4,318      4,448      4,579
Total assets..............................   265,279    179,231    165,951    117,997     97,284
Long-term debt (including current
  installments)...........................    16,994     18,797     19,367     12,007     11,944
Shareholders' equity......................   192,351    115,739     96,147     73,525     60,127

------------------------

(1) Prior to the merger with Veeco, Ion Tech's fiscal year end was June 30. In connection with the merger, the financial results of Ion Tech were recast for 1998 to conform to Veeco's December 31 year end. For the year ended 1997, historical results include Ion Tech's fiscal year ended June 30, 1998 results, thus resulting in six months of 1998 activity included in the 1997 results of operations.

(2) During 1999, the Company recorded a $2.6 million charge for merger related fees consisting of legal, investment banking and other transaction costs in connection with the merger with Ion Tech.

(3) Merger expenses related to the Digital merger were comprised of transaction fees and expenses of $3.3 million and a $1.6 million non-cash compensation charge related to stock issued in accordance with a pre-existing agreement with a key Digital employee. Reorganization expenses consisted of $0.5 million for termination benefit costs, $0.7 million for an estimated loss on a future sublease of an abandoned office and manufacturing facility, $0.9 million for write-downs of long-lived assets held for sale or disposal, and $0.5 million for other costs. See Note 2 to the Consolidated Financial Statements.

(4) During 1997, the Company recorded a $2.3 million charge for merger related fees consisting of investment banking, legal and other transaction costs in connection with the merger with Wyko.

(5) Pro forma net income and pro forma earnings per share present income taxes as if Digital, which was merged with the Company in May 1998 in a transaction accounted for as a pooling of interests, had been a "C" corporation for all periods presented and, therefore, subject to federal income taxes at the corporate level. Prior to the merger, Digital had elected "S" corporation status for income tax purposes and, therefore, was not subject to federal income taxes.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Veeco is a leader in the design, manufacture, marketing and servicing of a broad line of precision metrology and process equipment used to measure, test and manufacture microelectronic products for the data storage, semiconductor and optical telecommunications markets. Precision metrology equipment is primarily used to measure critical dimensions of TFMHs and semiconductor devices. Process equipment is primarily used to etch and deposit materials in the manufacture of TFMHs and optical filters used in DWDM, a technology that greatly expands the bandwidth (capacity) of existing fiber optic cables.

    During the past several years, Veeco has strengthened both the process equipment product line and the metrology product line with strategic acquisitions. See "Item 1. Business--The Company-Acquisition History" above. Veeco's consolidated financial condition and results of operations have been restated to reflect the mergers with Ion Tech, Digital and Wyko, as they have been accounted for as pooling of interests.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the relationship (in percentages) of selected items of Veeco's consolidated statements of income to its total net sales:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    51.0       53.7       50.8
                                                               -----      -----      -----
Gross profit................................................    49.0       46.3       49.2
Operating expenses:
  Research and development..................................    12.8       13.0       11.2
  Selling, general and administrative.......................    20.8       20.8       19.7
  Other expense (income)--net...............................     0.4       (0.4)      (0.1)
  Merger and reorganization expenses........................     1.1        3.5        1.0
  Loss on sale of leak detection business...................     1.0         --         --
  Write-off of purchased in-process technology..............     0.5                   1.9
                                                               -----      -----      -----
Total operating expenses....................................    36.6       36.9       33.7
                                                               -----      -----      -----
Operating income............................................    12.4        9.4       15.5
Interest expense............................................     0.7        0.8        0.6
Interest income.............................................    (1.4)      (0.3)      (0.5)
                                                               -----      -----      -----
Income before income taxes..................................    13.1        8.9       15.4
Income tax provision........................................     4.8        2.7        3.5
                                                               -----      -----      -----
Net income..................................................     8.3%       6.2%      11.9%
                                                               =====      =====      =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Net sales were $246.6 million for the year ended December 31, 1999, representing an increase of $31.6 million or 14.7%, when compared to the year ended December 31, 1998. Sales in the U.S., Europe, Japan and Asia Pacific, respectively, accounted for 45.7%, 16.6%, 20.7% and 15.6%, respectively, of the Company's net sales for the year ended December 31, 1999. Sales in the U.S. increased approximately 4.9%, while international sales included a 41.3% increase in Japan and a 77.3% increase in Asia Pacific from the comparable 1998 period. The increase in U.S. sales principally reflects increased process equipment sales to data storage customers and the addition of Ion Tech, which had a 251% increase in U.S. sales over its prior year period. The increase in sales in Japan and Asia Pacific principally reflects increased process equipment sales to data storage customers along with increased metrology sales in Asia Pacific for data storage and semiconductor applications. During the last
2 years, the Company has established subsidiaries in these regions which provide direct Veeco sales and service. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

    Metrology sales of $112.2 million for the year ended December 31, 1999 decreased by $14.0 million or 11.1% from the comparable 1998 period, principally reflecting decreased purchases of metrology products in data storage applications. Process equipment sales of $117.4 million for the year ended December 31, 1999, increased by $48.3 million or 69.9% from the comparable 1998 period, as sales improved across all product lines related to data storage. The Company believes that the shift in data storage sales to process equipment from metrology products in 1999 is a result of customers focusing on GMR product qualifications rather than yield improvement. Additionally, 25.4% of the increase related to strong Ion Tech sales related to the optical telecommunications industry. Industrial measurement sales for the year ended December 31, 1999, of $17.1 million decreased 13.5% from the comparable 1998 period.

    Veeco received $257.2 million of orders for the year ended December 31, 1999, representing an 11.7% increase from $230.3 million of orders in the comparable 1998 period. Metrology orders decreased 14.8% to $111.9 million reflecting the reduction in orders for inspection equipment for data storage. Process equipment orders increased 62.4% to $131.0 million as a result of an increase in orders of ion beam etch products and strong orders for Ion Tech's DWDM related equipment. Industrial measurement orders decreased 21.7% to $14.3 million as a result of a reduction in orders of industrial leak detection equipment. The book-to-bill ratio for the year ended December 31, 1999 was 1.04 to 1.

    Gross profit for the year ended December 31, 1999 of $121.0 million represents an increase of $21.4 million from the comparable 1998 period. Gross profit as a percentage of net sales increased to 49.0% for 1999 from 46.3% for 1998. Process equipment gross margin improved to 44.9% in 1999 compared to 39.6% in 1998 principally as a result of increased sales volume. Metrology gross margin improved to 56.0% in 1999 compared to 51.2% in 1998 in spite of the volume decline noted above. The metrology margin improvement is due to favorable mix and pricing in both the atomic force microscope and optical inspection product lines.

    Research and development expense for the year ended December 31, 1999 of $31.5 million increased by $3.6 million or 12.8% over the comparable period of 1998, as the Company increased its investment in new product development, primarily for the process equipment product line.

    Selling, general and administrative expenses of $51.4 million for the year ended December 31, 1999 increased $6.7 million or 14.9%. As a percentage of sales, selling, general and administrative expenses represent 20.8% for both the years ended December 31, 1999 and 1998. The 1999 increase is attributable to an increase in international sales and service personnel and locations. In 1999 the Company accelerated the transition from representative and distributor organizations to direct Veeco sales and service capability in Japan and Asia Pacific.

    During 1999, the Company recorded charges of $2.6 million and $2.5 million before taxes related to the merger with Ion Tech and the sale of the leak detection business, respectively. In conjunction with the OptiMag acquisition, the Company recorded a $1.3 million write-off of the fair values of acquired in-process research and development ("R & D") projects that had not reached technological feasibility and had no alternative uses. On the date of acquisition, OptiMag's in-process R & D value was comprised of Oasis version 1.0 hardware and software component development program that was expected to reach completion in March 2000. This program includes the introduction of certain new technologies. At the acquisition date, OptiMag's R & D program was approximately 84% complete. The total continuing R & D commitment to complete the project is currently expected to be approximately $55,000. On the acquisition date, certain projects within OptiMag's R & D programs were expected, if successful, to begin to bear results in 2001. Expenditures to complete OptiMag's R & D project are currently expected to be approximately $55,000 in 2000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, this project will require maintenance R & D after it has reached a state of technological and commercial feasibility. Management believes the Company is positioned to complete the R & D program. However, there is risk associated with the completion of the project and there is no assurance that the project will meet with either technological or commercial success.

    During 1998, the Company recorded a $7.5 million pre-tax charge for merger and reorganization expenses principally related to the merger with Digital, of which approximately $1.7 million represented severance and other costs and an estimated loss on a future sublease of an abandoned office and manufacturing facility. At December 31, 1999, approximately $35,000 remained accrued for these expenses. During 1999, the Company incurred approximately $900,000 of costs that were charged against the accrual.

    Income taxes for the year ended December 31, 1999 amounted to $12.0 million or 37% of income before income taxes, as compared with $5.7 million or 30% of income before income taxes in 1998. The lower effective tax rate in 1998 reflects Digital's "S" Corporation tax status for five months in 1998 (through the merger date). As an "S" Corporation, Digital was not subject to federal income tax at the corporation level.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    Net sales were $215.0 million for the year ended December 31, 1998, representing a decrease of $8.4 million or 3.8%, when compared to the year ended December 31, 1997. Decrease in sales reflects a 24.3% decrease in process equipment sales partially offset by an 11.9% increase in metrology sales. Sales in the U.S. Europe, Japan and Asia Pacific, respectively, accounted for 50.0%, 19.1%, 16.8% and 10.1% respectively, of the Company's net sales for the year ended December 31, 1998. Sales in the U.S. decreased approximately 15.6%, while international sales included a 75.6% increase in Europe, a 17.2% increase in Japan, and a 43.7% decrease in Asia Pacific from the comparable 1997 period. The decrease in U.S. sales principally reflects reduced process equipment sales to data storage customers. The increase in sales in Europe and in Japan principally reflects increased process equipment sales to data storage customers along with increased metrology sales for data storage and semiconductor applications. The decrease in sales in Asia Pacific is due to a sales reduction in all product lines resulting from the economic downturn in that region. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

    Metrology Sales of $126.2 million for the year ended December 31, 1998 increased by $13.4 million or 11.9% over the comparable 1997 period principally reflecting increased purchases of metrology products for in-line inspection of critical steps in data storage applications. Process equipment sales of $69.1 million for the year ended December 31, 1998 decreased by $22.1 million or 24.3% from the comparable 1997 period, as sales of ion beam etch products declined, partially offset by increased sales of new deposition products associated with the transition to magnetoresistive (MR) and giant magnetoresistive (GMR) thin film magnetic heads (TFMHs). Ion Beam etch sales continue to be negatively affected by excess capacity in the data storage industry. Industrial measurement sales for the year ended December 31, 1998 of $19.7 million increased 1.5% over the comparable 1997 period.

    Veeco received $230.3 million of orders for the year ended December 31, 1998, representing a 1.8% increase from $226.2 million of orders in the comparable 1997 period, Metrology orders increased 12.4% to $131.4 million reflecting increased purchases of in-line metrology products for production applications such as PTR (pole tip recession) measurements for new MR and GMR thin film magnetic heads. Process equipment orders decreased 5.1% to $80.7 million as a result of a reduction in orders of ion beam etch products, reflecting weak data storage market conditions, including industry-wide overcapacity. Industrial measurement orders decreased 25.0% to $18.3 million as a result of a reduction in orders of industrial leak detection equipment. The book to bill ratio was 1.07 to 1 for the year ended December 31, 1998.

    Gross profit for the year ended December 31, 1998 of $99.5 million represents a decrease of $10.4 million from the comparable 1997 period. Gross profit as a percentage of net sales decreased to 46.3% for 1998 from 49.2% for 1997, principally due to a decrease in gross margin for the process equipment product line. This decline resulted from lower sales volume, increased field support, warranty, facility and information system costs and the increase in sales of new deposition products with lower initial gross margins than established ion beam etch products. The metrology product line experienced higher field service and warranty costs as it expanded sales of production related inspection tools to data storage customers at a variety of international locations.

    Research and development expense for the year ended December 31, 1998 of $28.0 million increased by $3.0 million or 11.8% over the comparable period of 1997, as the Company continues to invest in new product development in each of its product lines with particular emphasis on in-line inspection tools in the metrology product line and deposition tools for its process equipment line.

    Selling, general and administrative expenses of $44.8 million for the year ended December 31, 1998 remained relatively flat when compared to 1997.

    As described in Note 2 to the Company's Consolidated Financial Statements, for the year ended December 31, 1998, the Company recorded a $7.5 million pre-tax charge for merger and reorganization expenses principally related to the merger with Digital during such period. During the year ended December 31, 1997, the Company recorded a $4.2 million write-off for the fair values of acquired in-process engineering and development projects that had not reached technological feasibility and had no future alternative uses and a $2.3 million charge related to the merger with Wyko.

    Income taxes for the year ended December 31, 1998 amounted to $5.7 million or 30% of income before income taxes as compared to $7.8 million or 22.6% of income before income taxes for the same period of 1997. These effective tax rates reflect Digital's "S" Corporation status for five months in 1998 (through the merger date) compared to a full year in 1997. As an "S" Corporation, Digital was not subject to federal income taxes at the corporation level.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations totaled $14.0 million in 1999 compared to $10.4 million in 1998 and $17.9 million in 1997. Cash provided by operations in 1999 resulted principally from (i) net income plus non-cash charges for depreciation and amortization, loss on the sale of the leak detection business and write-off of purchased in-process technology aggregating $30.0 million plus an increase of accrued expenses and other current liabilities of $6.8 million. These items were partially offset by an increase in accounts receivable, inventories and a deferred income tax benefit of $14.1 million, $4.7 million and $3.3 million, respectively. The increase in accrued expenses and other current liabilities is principally due to an increase in income taxes payable. Accounts receivable increased due to increased sales volume. The increase in inventories is attributable to an increase in process equipment orders as well as certain shipments being delayed by customers at December 31, 1999. Net cash from operations in 1998 resulted from (i) net income plus non-cash charges for depreciation and amortization and certain merger and reorganization charges of $21.9 million plus (ii) increases of accrued expenses and other current liabilities, and other net operating assets and liabilities of $2.4 million and $0.7 million, respectively, as well as a decrease in accounts receivable of $2.3 million. These items were partially offset by increases in inventories and a deferred income tax benefit of $10.1 million and $1.1 million, respectively and a decrease in accounts payable of $5.8 million. The increase in inventories was attributable to an increase in inventory at the Company's domestic manufacturing and international sales locations to support new product introductions. Net cash from operations in 1997 resulted from (i) net income plus non-cash charges for depreciation and amortization and the write-off of purchased in-process technology of $33.3 million plus (ii) increases of accounts payable, accrued expenses and other current liabilities, and other net operating assets and liabilities of $8.8 million, $5.0 million and $0.6 million, respectively. These items were partially offset by increases in accounts receivable, inventories and a deferred income tax benefit of $13.0 million, $15.1 million and $1.7 million, respectively. The increases in accounts receivable, inventories, accounts payable and accrued expenses were attributable to the increased 1997 sales volume.

    Net cash used in investing activities in 1999 totaled $61.6 million compared to $8.3 million in 1998 and $25.6 million in 1997. Cash used in 1999 consisted of net purchases of short-term investments of $50.9 million, $3.3 million for the purchase of OptiMag's net assets and $10.5 of capital expenditures, partially offset by $3.1 million of proceeds from sale of property, plant and equipment. The net purchases of short-term investments resulted from the proceeds of the Company's public offering in February, 1999. Net cash used for investing activities in 1998 primarily related to capital expenditures of $8.3 million. Net cash used for investing activities in 1997 primarily related to the MRC acquisition of $4.4 million and capital expenditures of $21.2 million. Capital expenditures in 1997 included the purchase of a 100,000 square foot building in California for $9.7 million for the Company's metrology business, as well as for manufacturing facilities, laboratory and test equipment and business system upgrades.

    Net cash provided by financing activities totaled $53.2 million in 1999 compared to $1.5 million in 1998 and $2.1 million in 1997. The generation of cash in 1999 primarily resulted from a public offering by the Company in February, 1999, pursuant to which 1,000,000 shares of Common Stock, par value $.01 per share, were issued and sold for $52.00 per share, less underwriting discounts and commissions of $2.34 per share. The Company is using the net proceeds of the offering (approximately $49.0 million) for capital expenditures including clean manufacturing areas and expanded customer application laboratories and for working capital and general corporate purposes, including potential acquisitions. 1999 cash provided by financing activities also included approximately $6.5 million of proceeds from exercise of stock options and stock issuances under the Company's employee stock purchase plan, partially offset by repayments of long-term debt. The generation of cash in 1998 resulted from proceeds from stock issuances and long-term debt, partially offset by distributions to former Digital shareholders of $2.0 million. The generation of cash in 1997 resulted from proceeds from the sale of Common Stock and proceeds from long-term debt offset by distributions to former Digital shareholders of $10.0 million.

    The Company has an unsecured $40.0 million Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR-based interest rate option is also provided. The Credit Facility expires December 31, 2001, but under certain conditions is convertible into a term loan, which would amortize quarterly through December 31, 2005. As of December 31, 1999, there were no amounts outstanding under the Credit Facility.

    The Company will be required to repay promissory notes owed to former stockholders of Digital in the aggregate principal amount of $8,000,000 when they become due in March 2000. The notes bear interest at an annual rate of 7.21%.

    In connection with the OptiMag acquisition, the Company will be required to pay consideration to the former shareholders of OptiMag based upon both future sales and the future appraisal value of OptiMag. The consideration will be calculated based upon a predetermined percentage of OptiMag's sales for the period from January 1, 2000 to December 31, 2000, as well as the appraised fair market value of OptiMag, adjusted for certain items as of December 31, 2000.

    The Company believes that existing cash balances together with cash generated from operations and amounts available under the Credit Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements (including the payments described in the preceding paragraphs) through 2000.

YEAR 2000

    During the year, the Company completed its efforts to minimize the risk of disruption from the Year 2000 Issue. The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Total expenditures related to the Year 2000 Issue were approximately $0.3 million of which approximately $0.2 million was capitalized. The Company has experienced no significant problems related to the Year 2000 issue.

RISK FACTORS THAT MAY IMPACT FUTURE RESULTS

    In addition to the other information set forth herein, the following risk factors should be carefully considered by shareholders of and by potential investors in the Company.

    DEPENDENCE ON MICROELECTRONICS INDUSTRY; CYCLICALITY OF DATA STORAGE, SEMICONDUCTOR AND OPTICAL TELECOMMUNICATIONS INDUSTRIES. Veeco's business depends in large part upon the capital expenditures of data storage, semiconductor and optical telecommunications manufacturers which accounted for the following percentages of the Company's net sales for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         1999           1998           1997
                                                       --------       --------       --------
Data Storage.........................................    54.8%          52.8%          51.6%
Semiconductor........................................    12.1%          18.6%          19.3%
Optical Telecommunications...........................     8.3%           3.8%           3.0%

    The data storage, semiconductor and optical telecommunications industries have been characterized by cyclicality. These industries have experienced significant economic downturns at various times in the last decade, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in the businesses of one or more of the Company's customers could have a material adverse effect on the Company's results of operations or financial position.

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Veeco's quarterly results have fluctuated significantly in the past and we expect this trend to continue. Factors which affect quarterly results include:

    - specific economic conditions in the data storage, semiconductor, and optical telecommunications industries,

    - the timing of significant orders,

    - shipment delays,

    - specific feature requests by customers,

    - the introduction of new products by Veeco and its competitors,

    - production and quality problems,

    - changes in the cost of materials,

    - disruption in sources of supply,

    - seasonal patterns of capital spending by customers,

    - a downturn in the market for personal computers or other products incorporating data storage technology and semiconductors, and

    - market acceptance of Veeco's systems and Veeco's customers' products.

    Many of these factors are beyond Veeco's control. If Veeco's net sales levels in a particular quarter do not meet expectations, Veeco's operating results will be adversely affected, which may have an adverse impact on the Company's Common Stock price.

    RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION. The data storage, semiconductor and optical telecommunications manufacturing industries are subject to rapid technological change and new product introductions and enhancements. Veeco's ability to remain competitive will depend in part upon the Company's ability to develop in a timely and cost effective manner new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by Veeco's competitors could cause a decline in sales or loss of market acceptance of Veeco's existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins, which could materially and adversely affect the Company's business, financial condition and results of operations. The Company's success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including:

    - Veeco's product offerings,

    - timely and efficient completion of product design and development,

    - timely and efficient implementation of manufacturing processes,

    - effective sales, service and marketing, and

    - product performance in the field.

    Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. Veeco cannot be certain that it will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

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

    HIGHLY COMPETITIVE INDUSTRY. The industries in which Veeco operates are intensely competitive. Established companies, both domestic and foreign, compete with each of Veeco's product lines. Many of Veeco's competitors have greater financial, engineering, manufacturing and marketing resources than the Company. A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor's capital equipment, Veeco believes that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor's capital equipment, the Company expects to experience difficulty in selling to that customer for a significant period of time. The Company believes that Veeco's ability to compete successfully depends on a number of factors both within and outside of Veeco's control, including:

    - price,

    - product quality,

    - breadth of product line,

    - system performance,

    - cost of ownership,

    - global technical service and support, and

    - success in developing or otherwise introducing new products.

    Veeco cannot be certain that it will be able to compete successfully in the future.

    DEPENDENCE ON PRINCIPAL CUSTOMERS; INDUSTRY CONCENTRATION. Veeco relies on its principal customers for a significant portion of its sales. Veeco's principal customers include Seagate Technology, Inc. ("Seagate"), International Business Machines Corporation ("IBM"), and Read-Rite Corp. ("Read-Rite"). The following table sets forth the percentage of Veeco's net sales to such principal customers for the periods indicated:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Seagate.....................................................     14%        10%        14%
IBM.........................................................     10%        17%         6%
Read-Rite...................................................      7%         7%        11%
Next five top customers.....................................     14%        11%        12%

    The loss of a major customer, or of a significant portion of the sales to a major customer, could adversely affect Veeco's results of operations. Veeco's ability to increase sales in the future will depend in part upon Veeco's ability to obtain orders from new customers. The Company cannot be certain that it will be able to do so. In addition, a relatively small number of large manufacturers, many of whom are Veeco's customers, dominate the data storage industry, the semiconductor industry and the optical telecommunications industry. If any of these large manufacturers discontinues its relationship with Veeco or suffers economic setbacks, Veeco's results of operations could be materially and adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

MARKET RISK

    The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

    - rates on debt and short-term investment portfolios, and

    - exchange rates, generating translation and transaction gains and losses.

INTEREST RATES

    Veeco centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Veeco's investment portfolios consist of cash equivalents, commercial paper, municipal bonds, floating rate bonds, obligations of U.S. Government agencies and corporate bonds. These investments are considered available-for-sale securities. Accordingly, the carrying amounts approximate market value. Assuming year-end 1999 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense.

FOREIGN OPERATIONS

    Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements on Veeco is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

    Veeco's net sales to foreign customers represented approximately 54.3% of Veeco's total net sales in 1999, 50.8% in 1998 and 42.9% in 1997. The Company expects net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 11.5% of Veeco's total net sales in 1999, 12.4% in 1998 and 6.1% in 1997. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were ($421,000), $774,000 and ($34,000) in 1999, 1998, and 1997, respectively.

    Changes in foreign currency exchange rates which would have the largest impact on translating Veeco's international operating profit, include the German mark and Japanese yen. The Company estimates that a 10% change in foreign exchange rates would impact reported operating profit by approximately
$1.1 million. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements of the Company are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents selected financial data for each quarter of fiscal 1999 and 1998. Although unaudited, this information has been prepared on a basis consistent with the Company's audited financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited financial statements of the Company and the notes thereto.

QUARTERLY STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT FOR PER SHARE DATA):

                                                      FISCAL 1999                                 FISCAL 1998
                                  ----------------------------------------------------   ------------------------------
                                    Q1*        Q2*        Q3*         Q4        YEAR       Q1*        Q2*        Q3*
                                  --------   --------   --------   --------   --------   --------   --------   --------
Net sales.......................  $59,884    $59,304    $63,621    $63,797    $246,606   $55,759    $52,966    $52,821
Cost of sales...................   31,324     29,825     32,479     32,022     125,650    30,425     27,742     28,448
                                  -------    -------    -------    -------    --------   -------    -------    -------
Gross profit....................   28,560     29,479     31,142     31,775     120,956    25,334     25,224     24,373
Cost and expenses...............   19,652     19,529     20,953     23,810      83,944    17,261     19,047     17,749
Merger and reorganization
  expenses......................       --         --         --      2,600       2,600        --      7,500         --
Loss on sale of leak detection
  business......................       --         --         --      2,500       2,500        --         --         --
Write-off of purchased
  in-process technology.........       --         --         --      1,300       1,300        --         --         --
                                  -------    -------    -------    -------    --------   -------    -------    -------
Operating income (loss).........    8,908      9,950     10,189      1,565      30,612     8,073     (1,323)     6,624
Interest (income) expense.......     (116)      (420)      (372)      (876)     (1,784)      223        300        318
                                  -------    -------    -------    -------    --------   -------    -------    -------
Income (loss) before income
  taxes.........................    9,024     10,370     10,561      2,441      32,396     7,850     (1,623)     6,306
Income tax provision............    3,338      3,675      3,619      1,354      11,986     1,828          1      1,932
                                  -------    -------    -------    -------    --------   -------    -------    -------
Net income (loss)...............  $ 5,686    $ 6,695    $ 6,942    $ 1,087    $ 20,410   $ 6,022    ($1,624)   $ 4,374
                                  =======    =======    =======    =======    ========   =======    =======    =======
Net income (loss) per common
  share.........................  $   .33    $   .38    $   .40    $   .06    $   1.17   $   .38    ($  .10)   $   .27
Diluted net income (loss) per
  common share..................  $   .32    $   .38    $   .39    $   .06    $   1.15   $   .37    ($  .10)   $   .27
Pro Forma Presentation:
Income (loss) before income
  taxes.........................      N/A        N/A        N/A        N/A         N/A   $ 7,850    ($1,623)   $ 6,306
Pro forma income tax provision
  (benefit) N/A.................      N/A        N/A        N/A        N/A         N/A     2,931       (626)     2,356
                                  -------    -------    -------    -------    --------   -------    -------    -------
Pro forma net income (loss).....      N/A        N/A        N/A        N/A         N/A   $ 4,919    ($  997)   $ 3,950
                                  =======    =======    =======    =======    ========   =======    =======    =======
Pro forma net income (loss) per
  common share..................      N/A        N/A        N/A        N/A         N/A   $   .31    ($  .06)   $   .24
Pro forma diluted net income
  (loss) per common share.......      N/A        N/A        N/A        N/A         N/A   $   .30    ($  .06)   $   .24
Weighted average shares
  outstanding...................   17,040     17,438     17,474     17,565      17,381    16,019     16,075     16,163
Diluted weighted average shares
  outstanding...................   17,521     17,737     17,714     17,983      17,768    16,242     16,336     16,369

                                      FISCAL 1998
                                  -------------------
                                     Q4        YEAR
                                  --------   --------
Net sales.......................  $53,439    $214,985
Cost of sales...................   28,826     115,441
                                  -------    --------
Gross profit....................   24,613      99,544
Cost and expenses...............   17,871      71,928
Merger and reorganization
  expenses......................       --       7,500
Loss on sale of leak detection
  business......................       --          --
Write-off of purchased
  in-process technology.........       --          --
                                  -------    --------
Operating income (loss).........    6,742      20,116
Interest (income) expense.......      166       1,007
                                  -------    --------
Income (loss) before income
  taxes.........................    6,576      19,109
Income tax provision............    1,975       5,736
                                  -------    --------
Net income (loss)...............  $ 4,601    $ 13,373
                                  =======    ========
Net income (loss) per common
  share.........................  $   .28    $    .83
Diluted net income (loss) per
  common share..................  $   .28    $    .82
Pro Forma Presentation:
Income (loss) before income
  taxes.........................  $ 6,576    $ 19,109
Pro forma income tax provision
  (benefit) N/A.................    2,529       7,190
                                  -------    --------
Pro forma net income (loss).....  $ 4,047    $ 11,919
                                  =======    ========
Pro forma net income (loss) per
  common share..................  $   .25    $    .74
Pro forma diluted net income
  (loss) per common share.......  $   .24    $    .73
Weighted average shares
  outstanding...................   16,283      16,136
Diluted weighted average shares
  outstanding...................   16,634      16,396

------------------------------

*   Restated from previously filed form 10Q due to the Ion Tech merger.

    A variety of factors influence the level of the Company's net sales in a particular quarter including economic conditions in the semiconductor, data storage and optical telecommunications industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by the Company and its competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, and other factors, many of which are beyond the Company's control. In addition, the Company derives a substantial portion of its revenues from the sale of products which have an average selling price in excess of $750,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results in any given quarter.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The Registrant's financial statements together with a separate table of contents are annexed hereto. The financial statement schedule is listed in the separate table of contents annexed hereto.

(b) Reports on Form 8-K.

       The Registrant filed a Current Report on Form 8-K on November 17, 1999 reporting the completion of the merger with Ion Tech, Inc. and an affiliate (Tulakes Real Estate Investments, Inc.) and reference was made to the press release dated October 14, 1999 announcing the execution of the Ion Tech merger agreement.

       The Registrant filed a Current Report on Form 8-K/A on January 12, 2000 which amends and restates Item 7 of its Current Report on Form 8-K dated November 17, 1999, to reflect that neither its acquisition of Ion
       Tech, Inc., nor its acquisition of Tulakes Real Estate Investments, Inc. is a significant business combination, which would require the filing of financial statements or the pro forma financial information that would otherwise be required.

(c) Exhibits

    Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

                                                                           INCORPORATED BY REFERENCE
NUMBER                                   EXHIBIT                          TO THE FOLLOWING DOCUMENTS
------                  -----------------------------------------  -----------------------------------------
 2.1                    Agreement and Plan of Merger among Veeco   Quarterly Report on Form 10-Q for the
                        Instruments Inc., Veeco Acquisition Corp.  Quarter Ended March 31, 1997, Exhibit 2
                        and Wyko Corporation and its
                        Securityholders dated April 28, 1997.

 2.2                    Agreement and Plan of Merger among Veeco   Current Report on Form 8-K dated March 9,
                        Instruments Inc., Digital Instruments,     1998, Exhibit 99.1
                        Inc. and its Securityholders dated
                        February 28, 1998.

 2.3                    Agreement and Plan of Merger among Veeco   Current Report on Form 8-K filed
                        Instruments Inc., Veeco Acquisition        October 14, 1999, Exhibit 2.1
                        Corp., Ion Tech, Inc. and Certain of its
                        Security holders dated October 14, 1999.

 2.4                    Agreement and Plan of Merger among Veeco   Current Report on Form 8-K filed
                        Instruments Inc., Veeco Real Estate        October 14, 1999, Exhibit 2.2
                        Corp., Tulakes Real Estate Investments,
                        Inc. and its Security holders dated
                        October 14, 1999.

 2.5                    Agreement and Plan of Merger among Veeco   Current Report on Form 8-K filed
                        Instruments Inc., Veeco Acquisition Corp.  March 13, 2000, Exhibit 2.1
                        and CVC, Inc. dated February 29, 2000.

 3.1                    Form of Amended and Restated Certificate   Quarterly Report on Form 10-Q for the
                        of Incorporation of the Company.           Quarter Ended June 30, 1997, Exhibit 3.1

 3.2                    Form of Amended and Restated By-Laws of    Registration Statement on Form S-1 (File
                        the Company.                               No. 33-85184), Exhibit 3.2

                                                                           INCORPORATED BY REFERENCE
NUMBER                                   EXHIBIT                          TO THE FOLLOWING DOCUMENTS
------                  -----------------------------------------  -----------------------------------------
 4.1                    Form of Certificate for Common Stock.      Registration Statement on Form S-1 (File
                                                                   No. 33-85184), Exhibit 4.1

 10.1                   Credit Agreement dated July 31, 1996       Quarterly Report on Form 10-Q for the
                        among Veeco Instruments Inc., Fleet Bank   Quarter Ended June 30, 1996, Exhibit
                        N.A. and The Chase Manhattan Bank.         10.25

 10.2                   Amendment No. 1 to Credit Agreement,       *
                        dated June 25, 1997 among Veeco
                        Instruments, Inc., Fleet Bank N.A. and
                        The Chase Manhattan Bank.

 10.3                   Amendment No. 2 to Credit Agreement,       Annual Report on Form 10-K for the Year
                        dated January 31, 1999 among Veeco         Ended December 31, 1998, Exhibit 10.34
                        Instruments, Inc., Fleet Bank N.A. and
                        The Chase Manhattan Bank.

 10.4                   Amendment No. 3 and Waiver to Credit       *
                        Agreement, dated March 3, 2000 between
                        Veeco Instruments, Inc., Fleet Bank N.A.
                        and The Chase Manhattan Bank.

 10.5                   Veeco Instruments Inc. Amended and         Registration Statement on Form S-1 (File
                        Restated 1992 Employees' Stock Option      No. 33-93958), Exhibit 10.20
                        Plan.

 10.6                   Amendment dated May 15, 1997 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-35009) filed September 5, 1997,
                        1992 Employees' Stock Option Plan.         Exhibit 10.1

 10.7                   Amendment dated July 25, 1997 to Veeco     Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-35009) filed September 5, 1997,
                        1992 Employees' Stock Option Plan.         Exhibit 10.2

 10.8                   Amendment dated May 29, 1998 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-79469) filed May 27, 1999,
                        1992 Employees' Stock Option Plan.         Exhibit 10.1

 10.9                   Amendment dated May 14, 1999 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-79469) filed May 27, 1999,
                        1992 Employees' Stock Option Plan.         Exhibit 10.2

 10.10                  Veeco Instruments Inc. 1994 Stock Option   Registration Statement on Form S-1 (File
                        Plan for Outside Directors.                No. 33-85184), Exhibit 10.17

 10.11                  Amendment dated May 15, 1996 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-08981) filed July 26, 1996,
                        1994 Stock Option Plan for Outside         Exhibit 10.2
                        Directors.

 10.12                  Amendment dated May 15, 1997 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-35009) filed September 5, 1997,
                        1994 Stock Option Plan for Outside         Exhibit 10.3
                        Directors.

 10.13                  Amendment dated May 21, 1999 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-79469) filed May 27, 1999,
                        1994 Stock Option Plan for Outside         Exhibit 10.3
                        Directors.

                                                                           INCORPORATED BY REFERENCE
NUMBER                                   EXHIBIT                          TO THE FOLLOWING DOCUMENTS
------                  -----------------------------------------  -----------------------------------------
 10.14                  Veeco Instruments Inc. Employees Stock     Registration Statement on Form S-1 (File
                        Purchase Plan.                             No. 33-93958), Exhibit 10.21

 10.15                  Letter Agreement, dated November 22, 1993  Registration Statement on Form S-1 (File
                        between the Company and John F. Rein, Jr.  No. 33-85184), Exhibit 10.13

 10.16                  First Amendment and Restatement of Stock   Registration Statement on Form S-1 (File
                        Option Agreement dated as of October 13,   No. 33-85184), Exhibit 10.14
                        1994 between the Company and John F.
                        Rein, Jr.

 10.17                  Agreement dated as of February 7, 1994,    Registration Statement on Form S-1 (File
                        effective as of December 31, 1993,         No. 33-85184), Exhibit 10.15
                        between the Company and Robert Oates,
                        together with Amendment No. 1 thereto
                        dated as of October 13, 1994.

 10.18                  Letter Agreement dated January 16, 1995    Annual Report on Form 10-K for the Year
                        between the Company and John Kiernan.      Ended December 31, 1994, Exhibit 10.20

 10.19                  Letter Agreement, dated December 2, 1997   Annual Report on Form 10-K for the Year
                        between Veeco Instruments Inc. and         Ended December 31, 1997, Exhibit 10.33
                        Dr. Donald Kania.

 21.1                   Subsidiaries of the Registrant.            *

 23.1                   Consent of Ernst & Young LLP.              *

 27.1                   Financial Data Schedule of Veeco           *
                        Instruments Inc. for the year ended
                        December 31, 1999.

 27.2                   Financial Data Schedule of Veeco           *
                        Instruments Inc. for the year ended
                        December 31, 1998 (restated).

 27.3                   Financial Data Schedule of Veeco           *
                        Instruments Inc. for the year ended
                        December 31, 1997 (restated).

------------------------

*   Filed herewith

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

                                                       VEECO INSTRUMENTS INC.

                                                       BY:             /S/ EDWARD H. BRAUN
                                                            -----------------------------------------
                                                                         Edward H. Braun
                                                              CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                                                       Director, Chairman, Chief
                 /s/ EDWARD H. BRAUN                     Executive Officer and
     -------------------------------------------         President (principal          March 13, 2000
                   Edward H. Braun                       executive officer)

               /s/ RICHARD A. D'AMORE                  Director
     -------------------------------------------                                       March 13, 2000
                 Richard A. D'Amore

                /s/ JOEL A. ELFTMANN                   Director
     -------------------------------------------                                       March 13, 2000
                  Joel A. Elftmann

                /s/ HEINZ K. FRIDRICH                  Director
     -------------------------------------------                                       March 13, 2000
                  Heinz K. Fridrich

                                                       Director
     -------------------------------------------                                       March 13, 2000
                   Dr. Paul R. Low

                /s/ ROGER D. MCDANIEL                  Director
     -------------------------------------------                                       March 13, 2000
                  Roger D. McDaniel

                /s/ IRWIN H. PFISTER                   Director
     -------------------------------------------                                       March 13, 2000
                  Irwin H. Pfister

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                /s/ WALTER J. SCHERR                   Director
     -------------------------------------------                                       March 13, 2000
                  Walter J. Scherr

                                                       Vice President-Finance, Chief
                /s/ JOHN F. REIN, JR.                    Financial Officer,
     -------------------------------------------         Treasurer and Secretary       March 13, 2000
                  John F. Rein, Jr.                      (principal financial
                                                         officer)

                 /s/ JOHN P. KIERNAN                   Vice President-Corporate
     -------------------------------------------         Controller (principal         March 13, 2000
                   John P. Kiernan                       accounting officer)

                               INDEX TO EXHIBITS

    Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

                                                                           INCORPORATED BY REFERENCE
NUMBER                                   EXHIBIT                          TO THE FOLLOWING DOCUMENTS
------                  -----------------------------------------  -----------------------------------------
         2.1            Agreement and Plan of Merger among Veeco   Quarterly Report on Form 10-Q for the
                        Instruments Inc., Veeco Acquisition Corp.  Quarter Ended March 31, 1997, Exhibit 2
                        and Wyko Corporation and its
                        Securityholders dated April 28, 1997.

         2.2            Agreement and Plan of Merger among Veeco   Current Report on Form 8-K dated March 9,
                        Instruments Inc., Digital Instruments,     1998, Exhibit 99.1
                        Inc. and its Securityholders dated
                        February 28, 1998.

         2.3            Agreement and Plan of Merger among Veeco   Current Report on Form 8-K filed
                        Instruments Inc., Veeco Acquisition        October 14, 1999, Exhibit 2.1
                        Corp., Ion Tech, Inc. and Certain of its
                        Security holders dated October 14, 1999.

         2.4            Agreement and Plan of Merger among Veeco   Current Report on Form 8-K filed
                        Instruments Inc., Veeco Real Estate        October 14, 1999, Exhibit 2.2
                        Corp., Tulakes Real Estate Investments,
                        Inc. and its Security holders dated
                        October 14, 1999.

         2.5            Agreement and Plan of Merger among Veeco   Current Report on Form 8-K filed
                        Instruments Inc., Veeco Acquisition Corp.  March 13, 2000, Exhibit 2.1
                        and CVC, Inc. dated February 29, 2000.

         3.1            Form of Amended and Restated Certificate   Quarterly Report on Form 10-Q for the
                        of Incorporation of the Company.           Quarter Ended June 30, 1997, Exhibit 3.1

         3.2            Form of Amended and Restated By-Laws of    Registration Statement on Form S-1 (File
                        the Company.                               No. 33-85184), Exhibit 3.2

         4.1            Form of Certificate for Common Stock.      Registration Statement on Form S-1 (File
                                                                   No. 33-85184), Exhibit 4.1

        10.1            Credit Agreement dated July 31, 1996       Quarterly Report on Form 10-Q for the
                        among Veeco Instruments Inc., Fleet Bank   Quarter Ended June 30, 1996, Exhibit
                        N.A. and The Chase Manhattan Bank.         10.25

        10.2            Amendment No. 1 to Credit Agreement,       *
                        dated June 25, 1997 among Veeco
                        Instruments, Inc., Fleet Bank N.A. and
                        The Chase Manhattan Bank.

        10.3            Amendment No. 2 to Credit Agreement,       Annual Report on Form 10-K for the Year
                        dated January 31, 1999 among Veeco         Ended December 31, 1998, Exhibit 10.34
                        Instruments, Inc., Fleet Bank N.A. and
                        The Chase Manhattan Bank.

                                                                           INCORPORATED BY REFERENCE
NUMBER                                   EXHIBIT                          TO THE FOLLOWING DOCUMENTS
------                  -----------------------------------------  -----------------------------------------
        10.4            Amendment No. 3 and Waiver to Credit       *
                        Agreement, dated March 3, 2000 between
                        Veeco Instruments, Inc., Fleet Bank N.A.
                        and The Chase Manhattan Bank.

        10.5            Veeco Instruments Inc. Amended and         Registration Statement on Form S-1 (File
                        Restated 1992 Employees' Stock Option      No. 33-93958), Exhibit 10.20
                        Plan.

        10.6            Amendment dated May 15, 1997 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-35009) filed September 5, 1997,
                        1992 Employees' Stock Option Plan.         Exhibit 10.1

        10.7            Amendment dated July 25, 1997 to Veeco     Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-35009) filed September 5, 1997,
                        1992 Employees' Stock Option Plan.         Exhibit 10.2

        10.8            Amendment dated May 29, 1998 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-79469) filed May 27, 1999,
                        1992 Employees' Stock Option Plan.         Exhibit 10.1

        10.9            Amendment dated May 14, 1999 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-79469) filed May 27, 1999,
                        1992 Employees' Stock Option Plan.         Exhibit 10.2

        10.10           Veeco Instruments Inc. 1994 Stock Option   Registration Statement on Form S-1 (File
                        Plan for Outside Directors.                No. 33-85184), Exhibit 10.17

        10.11           Amendment dated May 15, 1996 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-08981) filed July 26, 1996,
                        1994 Stock Option Plan for Outside         Exhibit 10.2
                        Directors.

        10.12           Amendment dated May 15, 1997 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-35009) filed September 5, 1997,
                        1994 Stock Option Plan for Outside         Exhibit 10.3
                        Directors.

        10.13           Amendment dated May 21, 1999 to Veeco      Registration Statement on Form S-8 (File
                        Instruments Inc. Amended and Restated      No. 333-79469) filed May 27, 1999,
                        1994 Stock Option Plan for Outside         Exhibit 10.3
                        Directors.

        10.14           Veeco Instruments Inc. Employees Stock     Registration Statement on Form S-1 (File
                        Purchase Plan.                             No. 33-93958), Exhibit 10.21

        10.15           Letter Agreement, dated November 22, 1993  Registration Statement on Form S-1 (File
                        between the Company and John F. Rein, Jr.  No. 33-85184), Exhibit 10.13

        10.16           First Amendment and Restatement of Stock   Registration Statement on Form S-1 (File
                        Option Agreement dated as of October 13,   No. 33-85184), Exhibit 10.14
                        1994 between the Company and John F.
                        Rein, Jr.

        10.17           Agreement dated as of February 7, 1994,    Registration Statement on Form S-1 (File
                        effective as of December 31, 1993,         No. 33-85184), Exhibit 10.15
                        between the Company and Robert Oates,
                        together with Amendment No. 1 thereto
                        dated as of October 13, 1994.

                                                                           INCORPORATED BY REFERENCE
NUMBER                                   EXHIBIT                          TO THE FOLLOWING DOCUMENTS
------                  -----------------------------------------  -----------------------------------------
        10.18           Letter Agreement dated January 16, 1995    Annual Report on Form 10-K for the Year
                        between the Company and John Kiernan.      Ended December 31, 1994, Exhibit 10.20

        10.19           Letter Agreement, dated December 2, 1997   Annual Report on Form 10-K for the Year
                        between Veeco Instruments Inc. and Dr.     Ended December 31, 1997, Exhibit 10.33
                        Donald Kania.

        21.1            Subsidiaries of the Registrant.            *

        23.1            Consent of Ernst & Young LLP.              *

        27.1            Financial Data Schedule of Veeco           *
                        Instruments Inc. for the year ended
                        December 31, 1999.

        27.2            Financial Data Schedule of Veeco           *
                        Instruments Inc. for the year ended
                        December 31, 1998 (restated).

        27.3            Financial Data Schedule of Veeco           *
                        Instruments Inc. for the year ended
                        December 31, 1997 (restated).

*Filed herewith

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Auditors..............................    F-2
Report of Independent Public Accountants....................    F-3
Consolidated Balance Sheets at December 31, 1999 and 1998...    F-4
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................    F-5
Consolidated Statements of Shareholders' Equity for
  the years ended December 31, 1999, 1998 and 1997..........    F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    F-7
Notes to Consolidated Financial Statements..................    F-8
Schedule II--Valuation and Qualifying Accounts..............    S-1

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors
Veeco Instruments Inc.

    We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries ("Veeco" or the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended
December 31, 1999. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Digital Instruments, Inc. and Affiliates ("Digital"), which merged with Veeco in May 1998, which statements reflect total revenues constituting 23% in 1997 of the consolidated total. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Digital, is based solely on the report of other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors for 1997, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veeco
Instruments Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Melville, New York
February 10, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Digital Instruments, Inc.
  and affiliates:

    We have audited the combined statements of income, stockholders' equity and cash flows for the year ended December 31, 1997 (not presented herein) of DIGITAL INSTRUMENTS, INC. (a California corporation) and affiliates. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Digital Instruments, Inc. and affiliates operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Los Angeles, California
February 28, 1998

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 29,418   $ 23,493
  Short-term investments....................................    50,888         --
  Accounts receivable, less allowance for doubtful accounts
    of $1,516 in 1999 and $1,725 in 1998....................    58,393     43,976
  Inventories...............................................    56,689     56,369
  Prepaid expenses and other current assets.................     6,111      1,492
  Deferred income taxes.....................................     9,544      5,944
                                                              --------   --------
Total current assets........................................   211,043    131,274
Property, plant and equipment at cost, net..................    41,924     39,313
Excess of cost over net assets acquired, less accumulated
  amortization of $1,301 in 1999 and $1,171 in 1998.........     5,509      4,187
Other assets, net...........................................     6,803      4,457
                                                              --------   --------
Total assets................................................  $265,279   $179,231
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 16,444   $ 15,843
  Accrued expenses..........................................    28,911     26,249
  Income taxes payable......................................     7,580      1,325
  Current portion of long-term debt.........................       235        784
  Notes payable to former Digital shareholders..............     8,000         --
                                                              --------   --------
Total current liabilities...................................    61,170     44,201
Deferred income taxes.......................................     2,727        937
Long-term debt..............................................     8,759     10,013
Notes payable to former Digital shareholders................        --      8,000
Other liabilities...........................................       272        341
Shareholders' equity:
  Preferred stock, 500,000 shares authorized; no shares
    issued and outstanding..................................        --         --
  Common stock, 25,000,000 shares authorized; 17,627,701 and
    16,350,467 shares issued and outstanding in 1999 and
    1998, respectively......................................       176        163
  Additional paid-in capital................................   120,245     62,936
  Retained earnings.........................................    72,492     52,180
  Other comprehensive income................................      (562)       460
                                                              --------   --------
Total shareholders' equity..................................   192,351    115,739
                                                              --------   --------
Total liabilities and shareholders' equity..................  $265,279   $179,231
                                                              ========   ========

                            SEE ACCOMPANYING NOTES.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $246,606   $214,985   $223,410
Cost of sales...............................................   125,650    115,441    113,487
                                                              --------   --------   --------
Gross profit................................................   120,956     99,544    109,923
Costs and expenses:
  Research and development expense..........................    31,545     27,976     25,016
  Selling, general and administrative expense...............    51,434     44,756     44,054
  Other expense (income)--net...............................       965       (804)      (115)
  Merger and reorganization expenses........................     2,600      7,500      2,250
  Loss on sale of leak detection business...................     2,500         --         --
  Write-off of purchased in-process technology..............     1,300         --      4,200
                                                              --------   --------   --------
                                                                90,344     79,428     75,405
                                                              --------   --------   --------
Operating income............................................    30,612     20,116     34,518
Interest expense............................................     1,616      1,594      1,220
Interest income.............................................    (3,400)      (587)    (1,098)
                                                              --------   --------   --------
Income before income taxes..................................    32,396     19,109     34,396
Income tax provision........................................    11,986      5,736      7,780
                                                              --------   --------   --------
Net income..................................................  $ 20,410   $ 13,373   $ 26,616
                                                              ========   ========   ========
Earnings per common share:
  Net income per common share...............................  $   1.17   $    .83   $   1.67
  Diluted net income per common share.......................  $   1.15   $    .82   $   1.62

Pro forma income tax presentation:
  Income before income taxes................................             $ 19,109   $ 34,396
  Pro forma income tax provision............................                7,190     12,987
                                                                         --------   --------
  Pro forma net income......................................             $ 11,919   $ 21,409
                                                                         ========   ========
Pro forma earnings per common share:
  Pro forma net income per common share.....................             $    .74   $   1.35
  Pro forma diluted net income per common share.............             $    .73   $   1.30

Weighted average shares outstanding.........................    17,381     16,136     15,901
Diluted weighted average shares outstanding.................    17,768     16,396     16,417

                            SEE ACCOMPANYING NOTES.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                               COMMON STOCK        ADDITIONAL                  OTHER
                           ---------------------    PAID-IN     RETAINED   COMPREHENSIVE              COMPREHENSIVE
                             SHARES      AMOUNT     CAPITAL     EARNINGS      INCOME        TOTAL        INCOME
                           ----------   --------   ----------   --------   -------------   --------   -------------
Balance at December 31,
  1996...................  15,792,993     $158      $ 47,809    $ 24,893      $   665      $ 73,525

Exercise of stock options
  and
  stock issuances under
  stock
  purchase plan..........     192,163        2         2,068          --           --         2,070
Sale of stock............          --       --         2,933          --           --         2,933
Stock option income tax
  benefit................          --       --         1,790          --           --         1,790
Translation adjustment...          --       --            --          --         (631)         (631)     $  (631)
Net income...............          --       --            --      26,616           --        26,616       26,616
Distributions to former
  shareholders of Digital
  and Ion Tech...........          --       --            --     (10,156)          --       (10,156)          --
                           ----------     ----      --------    --------      -------      --------      -------
Balance at December 31,
  1997...................  15,985,156      160        54,600      41,353           34        96,147      $25,985
                                                                                                         =======

Exercise of stock options
  and
  stock issuances under
  stock purchase plan....     365,311        3         3,562          --           --         3,565
Translation adjustment...          --       --            --          --          426           426      $   426
Stock option income tax
  benefit................          --       --         3,189          --           --         3,189           --
Non-cash compensation
  charge.................                              1,585                                  1,585           --
Net income...............          --       --            --      13,373           --        13,373       13,373
Adjustment to reflect
  change in year-end for
  Ion Tech...............          --       --            --        (412)          --          (412)          --
Distributions to former
  shareholders of Digital
  and Ion Tech...........          --       --            --      (2,134)          --        (2,134)          --
                           ----------     ----      --------    --------      -------      --------      -------
Balance at December 31,
  1998...................  16,350,467      163        62,936      52,180          460       115,739      $13,799
                                                                                                         =======

Exercise of stock options
  and stock issuances
  under stock purchase
  plan...................     277,234        3         6,548          --           --         6,551
Net proceeds from public
  offering...............   1,000,000       10        48,850                                 48,860
Translation adjustment...          --       --            --          --       (1,008)       (1,008)     $(1,008)
Stock option income tax
  benefit................          --       --         1,911          --           --         1,911
Unrealized loss on
  available-for-sale
  securities.............          --       --            --          --          (14)          (14)         (14)
Net income...............          --       --            --      20,410           --        20,410       20,410
Distributions to former
  shareholders of Ion
  Tech...................          --       --            --         (98)          --           (98)          --
                           ----------     ----      --------    --------      -------      --------      -------
Balance at December 31,
  1999...................  17,627,701     $176      $120,245    $ 72,492      $  (562)     $192,351      $19,388
                           ==========     ====      ========    ========      =======      ========      =======

                            SEE ACCOMPANYING NOTES.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
OPERATING ACTIVITIES
Net income..................................................  $  20,410   $ 13,373   $ 26,616
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      5,830      5,012      2,484
  Deferred income taxes.....................................     (3,263)    (1,076)    (1,691)
  Non-cash merger and reorganization expenses...............         --      3,544         --
  Loss on sale of leak detection business...................      2,500         --         --
  Write-off of purchased in-process technology..............      1,300         --      4,200
  Other.....................................................       (664)        --         --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (14,109)     2,315    (12,974)
    Inventories.............................................     (4,702)   (10,064)   (15,087)
    Accounts payable........................................        458     (5,757)     8,779
    Accrued expenses and other current liabilities..........      6,773      2,390      4,973
    Other, net..............................................       (579)       702        610
                                                              ---------   --------   --------
Net cash provided by operating activities...................     13,954     10,439     17,910
                                                              ---------   --------   --------
INVESTING ACTIVITIES
Capital expenditures........................................    (10,482)    (8,310)   (21,221)
Proceeds from sale of property, plant and equipment.........      3,129         --         --
Net assets of business acquired.............................     (3,300)        --     (4,375)
Purchases of available-for-sale securities..................   (395,949)        --         --
Sales of available-for-sale securities......................     29,407         --         --
Maturities of available-for-sale securities.................    315,631         --         --
                                                              ---------   --------   --------
Net cash used in investing activities.......................    (61,564)    (8,310)   (25,596)
                                                              ---------   --------   --------
FINANCING ACTIVITIES
Proceeds from stock issuance................................     55,411      3,565      5,003
Proceeds from long-term debt................................         --      1,001      8,116
Repayments of long term debt................................     (2,076)      (904)      (836)
Distributions to former shareholders of Digital and Ion
  Tech......................................................        (98)    (2,134)   (10,156)
Other.......................................................         --         --        (47)
                                                              ---------   --------   --------
Net cash provided by financing activities...................     53,237      1,528      2,080
                                                              ---------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        298       (989)      (209)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........      5,925      2,668     (5,815)
Cash and cash equivalents at beginning of year..............     23,493     20,825     26,640
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  29,418   $ 23,493   $ 20,825
                                                              =========   ========   ========

                            SEE ACCOMPANYING NOTES.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Veeco Instruments Inc. ("Veeco" or the "Company") designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, optical telecommunications and semiconductor industries. These industries help create a wide range of information age products for today and tomorrow--such as personal computers, network servers, fiber optic networks, digital cameras, TV set-top boxes and personal digital assistants. The Company's process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads for the data storage industry. With the acquisition of Ion Tech in 1999, Veeco became a supplier of ion beam deposition equipment to the optical filter market (dense wavelength division multiplexing or "DWDM"). The DWDM optical filters are used to expand the capacity of fiber optic networks. Veeco's broad line of leading edge technology allows customers to improve time to market of next generation products. Veeco's metrology equipment is used to provide critical surface measurements on thin film magnetic heads and disks used in hard drives, as well as on semiconductor devices and in research applications. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality.

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

REVENUE

    Revenue is recognized when title passes to the customer, generally upon shipment. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs and the estimated costs of fulfilling its installation obligations at the time the related revenue is recorded.

CASH FLOWS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid during 1999, 1998 and 1997 was approximately $1,603,000, $1,550,000 and $1,230,000, respectively. Income taxes paid in 1999, 1998 and 1997 was approximately $5,848,000, $4,884,000 and $5,451,000, respectively.

INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEPRECIABLE ASSETS

    Depreciation and amortization are generally computed by the straight-line method and are charged against income over the estimated useful lives of depreciable assets.

LONG-LIVED ASSETS

    Excess of cost of investment over net assets acquired is being amortized on a straight-line basis over periods ranging from 10 to 40 years. Other intangible assets, included within other assets on the balance sheet, consist of purchased technology, patents, assembled workforce, trademarks, covenants not-to-compete, software licenses and deferred finance costs of $5,666,000 and $2,126,000, which are net of accumulated amortization of $1,348,000 and $1,474,000 at December 31, 1999 and 1998, respectively. Other intangible assets are amortized over periods ranging from 2 to 17 years.

    The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment exists at December 31, 1999.

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

ADVERTISING AND PROMOTIONAL EXPENSE

    The cost of advertising is expensed as of the first showing. The Company incurred $4,102,000, $4,052,000 and $4,738,000 in advertising costs during 1999,
1998 and 1997, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

    The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of securities. The carrying amount of the Company's debt at December 31, 1999 and 1998 approximates its fair value.

EARNINGS PER SHARE

    The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Weighted average shares outstanding.................   17,381     16,136     15,901
Dilutive effect of stock options....................      387        260        516
                                                       ------     ------     ------
Diluted weighted average shares outstanding.........   17,768     16,396     16,417
                                                       ======     ======     ======

RECLASSIFICATIONS

    Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

2. BUSINESS COMBINATIONS AND BASIS OF PRESENTATION

ION TECH, INC.

    On November 4, 1999, Ion Tech, Inc. and an affiliate (collectively,
"Ion Tech"), a supplier of ion beam deposition systems merged with and into subsidiaries of Veeco. The merger was accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include Ion Tech data. Under the merger, Ion Tech shareholders received 1,509,437 shares of Veeco Common Stock. Merger expenses of approximately $2,600,000 pertaining to investment banking, legal fees and other one-time transaction costs were charged to operating expenses during the year ended December 31, 1999.

    Prior to the merger, Ion Tech's fiscal year end was June 30. In connection with the merger, the financial results of Ion Tech were recast for 1998 to conform to Veeco's December 31 year end. For the

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS AND BASIS OF PRESENTATION (CONTINUED) year ended 1997, historical results include Ion Tech's fiscal year ended
June 30 1998 results, thus resulting in six months of 1998 activity included in the 1997 results of operations. The following describes the adjustment to retained earnings in 1998 from changing the fiscal year end of Ion Tech
(in thousands):

Revenues from January 1, 1998 to June 30, 1998..............   $3,919
Expenses from January 1, 1998 to June 30, 1998..............    3,447
                                                               ------
Net income..................................................      472
Distributions to shareholders...............................       60
                                                               ------
Adjustment to retained earnings.............................   $  412
                                                               ======

DIGITAL INSTRUMENTS, INC.

    On May 29, 1998, Veeco merged with Digital Instruments, Inc. ("Digital"), a leader in scanning probe/ atomic force microscopy (SPM/AFM). Under the merger, Digital shareholders received 5,583,725 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include Digital data. Merger expenses were comprised of transaction fees and expenses of $3,300,000 and a $1,585,000 non-cash compensation charge related to stock issued in accordance with a pre-existing agreement with a key Digital employee. Reorganization expenses, principally related to the Digital merger, consisted of $509,000 for severance costs, $750,000 for an estimated loss on a future sublease of an abandoned office and manufacturing facility, $887,000 for write-downs of long-lived assets held for sale or disposal and $469,000 for other costs. The Company implemented its reorganization plan in an effort to integrate Digital into the Company, consolidate manufacturing facilities, terminate its marketing and distribution agreements for a metrology product which competed directly with Digital, and reduce other operating expenses. The severance costs covered 13 management and manufacturing employees located in Santa Barbara, California, and Plainview and Orangeburg, New York in the Metrology and Process Equipment segments, respectively. The sublease loss covered an office and manufacturing facility in Santa Barbara, California. Charges associated with the sublease loss will be paid over the remaining life of the lease. The write-down of long-lived assets, to estimated net realizable value, related primarily to three SXM atomic force microscopes previously used for demonstration and testing purposes in the Metrology segment. Termination benefits paid during 1998 approximated $300,000. The Company substantially completed the reorganization plan in 1999 and incurred severance, a loss on a sublease and other costs aggregating approximately $900,000, which were charged against the reorganization accrual. At
December 31, 1999, approximately $35,000 remained accrued for these expenses. The Company sold the long-lived assets in 1999 for an aggregate amount that approximated net book value.

    The Company owns 50% of Digital Instruments GmbH, a German company, which exclusively distributed Digital's products in Germany and Eastern Europe through September 30, 1998. The Company accounts for its investment in Digital Instruments GmbH under the equity method of accounting. Prior to the merger, Digital had elected "S" Corporation status for income tax purposes and therefore was not subject to federal income taxes at the corporation level. As a result of the merger, Digital's "S" Corporation election was terminated. Pro forma net income and pro forma net income per common share as shown in the accompanying Consolidated Statements of Income reflects income taxes for Digital as if it had been a "C" Corporation for all periods presented.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS AND BASIS OF PRESENTATION (CONTINUED)
WYKO CORPORATION

    On July 25, 1997, Wyko Corporation ("Wyko") a leading supplier of optical interferometric measurement systems for the data storage and semiconductor industries, merged with and into a subsidiary of Veeco. Under the merger, Wyko shareholders received 2,863,810 shares of Veeco Common Stock and holders of options to acquire Wyko common stock received options to acquire an aggregate of 136,190 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests transaction. Merger expenses of approximately $2,250,000 pertaining to investment banking, legal fees and other one-time transaction costs were charged to operating expenses during the year ended December 31, 1997.

    The following table displays the revenues and net income of Ion Tech for the periods preceding the business combination and the amounts after the merger through December 31, 1999:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Net Sales:
  Veeco (pre-merger)..........................  $178,291   $206,838   $216,728
  Ion Tech....................................    14,497      8,147      6,682
  Veeco (post-merger).........................    53,818         --         --
                                                --------   --------   --------
  Combined....................................  $246,606   $214,985   $223,410
                                                ========   ========   ========

Net income:
  Veeco (pre-merger)..........................  $ 14,344   $ 12,701   $ 26,027
  Ion Tech....................................     2,450        672        589
  Veeco (post-merger).........................     3,616         --         --
                                                --------   --------   --------
  Combined....................................  $ 20,410   $ 13,373   $ 26,616
                                                ========   ========   ========

OPTIMAG, INC.

    On October 14, 1999, Veeco acquired the capital stock of OptiMag Inc. ("OptiMag"), of San Diego, California, for cash of $3,300,000 and a deferred payment of $1,200,000 due on October 14, 2000. In addition, the acquisition calls for contingent consideration to be paid by Veeco based upon both future earnings and the future appraised value of OptiMag. The contingent consideration will be calculated based upon a predetermined percentage of OptiMag's sales for the period from January 1, 2000 to December 31, 2000, as well as the appraised fair market value of OptiMag, adjusted for certain items, as of December 31, 2000. OptiMag, a development-stage company founded in 1998, is a supplier of automated optical defect inspection and process control equipment for the data storage thin film magnetic head industry. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values as determined by an independent appraisal. The purchase price was allocated as follows: $2,450,000 to excess of cost over net assets acquired; $3,200,000 to core technology; $570,000 to assembled workforce, trademarks and a covenant not-to-compete and $1,300,000 to in-process research and development projects ("R & D") for projects that had not reached technological feasibility and had no alternative future uses and, thus, the amounts allocated to such projects were expensed as of the date of acquisition.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS AND BASIS OF PRESENTATION (CONTINUED)
    OptiMag's in-process R & D value is comprised of Oasis version 1.0 software and hardware component development program, which includes the introduction of certain new technologies. At the acquisition date, OptiMag's R & D program was approximately 84% complete. The total continuing R & D commitment to complete the project is currently expected to be approximately $55,000 and is expected to be completed in March 2000. Expenditures to complete OptiMag's project are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, the project will require maintenance R & D after it has reached a state of technological and commercial feasibility. There is risk associated with the completion of the project, and there is no assurance that the project will meet with technological or commercial success.

    The value assigned to purchased in-process R & D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process R & D is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The rate utilized to discount the net cash flows to their present value was 30%.

    The amortization periods of intangible assets related to excess of cost over net assets acquired, core technology, assembled workforce, trademarks and covenant not-to-compete are ten years, five years, three years, five years and two years, respectively.

    The results of operations of OptiMag for the period from October 15, 1999 to December 31, 1999 are included in the accompanying Consolidated Statement of Income for the year ended December 31, 1999. Results of operations prior to the acquisition are not material to the Consolidated Statements of Income for the years ended 1999 and 1998.

PHYSICAL VAPOR DEPOSITION

    On April 10, 1997, Veeco acquired from Materials Research Corporation, certain assets of its Physical Vapor Deposition data storage business for cash of $4,375,000 plus the assumption of certain liabilities. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values as determined by an independent appraisal, including $4,200,000 allocated to in-process engineering and development projects. The associated projects had not reached technological feasibility and had no alternative future uses and thus the amounts allocated to such projects were expensed as of the date of acquisition.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

3. BALANCE SHEET INFORMATION

                                                  DECEMBER 31,
                                               -------------------
                                                 1999       1998
                                               --------   --------
                                                 (IN THOUSANDS)
Inventories:
  Components and spare parts.................  $32,729    $29,871
  Work in process............................    8,429     13,785
  Finished goods.............................   15,531     12,713
                                               -------    -------
                                               $56,689    $56,369
                                               =======    =======

                                                  DECEMBER 31,
                                               -------------------        ESTIMATED
                                                 1999       1998        USEFUL LIVES
                                               --------   --------   -------------------
                                                 (IN THOUSANDS)
Property, plant and equipment:
  Land.......................................  $ 4,463    $ 5,463
  Buildings and improvements.................   21,327     19,760    10-40 years
  Machinery and equipment....................   34,248     30,005    3-10 years
  Leasehold improvements.....................    3,554      1,831    3-7 years
                                               -------    -------
                                                63,592     57,059
  Less accumulated depreciation and
    amortization.............................   21,668     17,746
                                               -------    -------
                                               $41,924    $39,313
                                               =======    =======

                                                  DECEMBER 31,
                                               -------------------
                                                 1999       1998
                                               --------   --------
                                                 (IN THOUSANDS)
Accrued expenses:
  Litigation reserve.........................  $ 1,080    $ 1,500
  Payroll and related benefits...............    6,759      5,375
  Taxes, other than income...................    4,433      4,062
  Deferred service contract revenue..........      465        738
  Customer deposits and advanced billings....    3,029      3,507
  Installation and warranty..................    5,802      6,119
  Other......................................    7,343      4,948
                                               -------    -------
                                               $28,911    $26,249
                                               =======    =======

SHORT-TERM INVESTMENTS

    Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. All investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest (income) expense. Realized gains and losses, interest and

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

3. BALANCE SHEET INFORMATION (CONTINUED) dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest (income) expense. The cost of securities sold is based on the specific identification method.

    The carrying amounts of available-for-sale securities approximate fair value. The following is a summary of available-for-sale securities:

                                                               DECEMBER 31,
                                                                   1999
                                                              --------------
                                                              (IN THOUSANDS)
Commercial paper............................................      $19,047
Municipal bonds.............................................       14,527
Floating rate bonds.........................................        9,029
Corporate bonds.............................................        6,071
Obligations of U.S. Govt. agencies..........................        2,003
Other debt securities.......................................          211
                                                                  -------
                                                                  $50,888
                                                                  =======

    All investments at December 31, 1999 have contractual maturities of one year or less. During the year ended December 31, 1999, available-for-sale securities with fair values at the date of sale of approximately $29.0 million were sold.

4. LONG-TERM DEBT

    The Company has an unsecured credit facility, as amended (the "Credit Facility"), which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility provides the Company with up to $40 million of availability. The Credit Facility's interest rate is the prime rate of the lending banks, but is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided.

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

    As of December 31, 1999 and 1998, no borrowings were outstanding under the Company's Credit Facility and the Company was contingently liable for a letter of credit of approximately $859,000 issued under the Credit Facility and expiring in April, 2000.

    In April 1995, the stockholders of Digital received distributions in the amount of $8,000,000 in the form of unsecured promissory notes, bearing interest at 7.21 percent per annum with interest due quarterly and principal due on or before March 31, 2000. Interest relating to these notes approximated $577,000 for each of the years ended 1999, 1998 and 1997.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

4. LONG-TERM DEBT (CONTINUED)

    Long-term debt consists of two mortgage notes payable, each secured by certain land and buildings, with carrying amounts of approximately $2,800,000 and $11,800,000, respectively, at December 31, 1999. One mortgage note payable bears interest at a rate of 8.5% and matures on October 14, 2002. The other mortgage note payable bears interest at rate of 7.75% for the first five years with a final payment due in December 2007. At the end of five years, the interest rate will change each year based on the bank's index rate plus 1.75%. This note payable is being amortized over 25 years with a balloon payment due at the end of ten years.

    Long-term debt matures as follows:

                                                              (IN THOUSANDS)
2000........................................................      $  235
2001........................................................         290
2002........................................................       2,218
2003........................................................         142
2004........................................................         148
Thereafter..................................................       5,961
                                                                  ------
                                                                   8,994
Less current portion........................................         235
                                                                  ------
                                                                  $8,759
                                                                  ======

5. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLANS

    Historical net income and earnings per share determined on a pro forma basis as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method estimated at the date of grant using a Black-Scholes option pricing model follows:

                                                              DECEMBER 31,
                                                    ---------------------------------
                                                      1999        1998        1997
                                                    ---------   ---------   ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                                 AMOUNT)
Pro forma net income..............................   $15,022     $9,704      $25,373
Pro forma net income per share....................   $   .86     $  .60      $  1.60
Pro forma diluted net income per share............   $   .85     $  .59      $  1.55

FIXED OPTION PLANS

    The Company has two fixed option plans. The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "Stock Option Plan") provides for the grant to officers and key employees of up to 2,826,787 options (141,171 options available for future grants as of December 31, 1999) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the Stock Option Plan become exercisable over a three-year period following the grant date and expire after ten years. The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, as amended (the "Directors' Option Plan"), provides for the automatic grant of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. The Directors' Option Plan provides for the grant of up to 215,000 options (80,003 options available for future grants as of December 31, 1999) to purchase

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLANS (CONTINUED) shares of Common Stock of the Company. Such options granted are exercisable immediately and expire after ten years. In connection with the merger with Wyko, holders of the then outstanding Wyko stock options received options to purchase an aggregate of 136,190 shares of Veeco Common Stock.

    The fair values of the options issued under the two plans at the date of grant were estimated with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of 5.6%, 5.5% and 6.3% respectively, no dividend yield, volatility factor of the expected market price of the Company's Common Stock of 64%, 59% and 50%, respectively, and a weighted-average expected life of the options of four years.

    A summary of the Company's stock option plans as of December 31, 1997, 1998 and 1999, and changes during the years ended on those dates is presented below:

                                                           1997                   1998                   1999
                                                    -------------------   --------------------   --------------------
                                                                OPTION               WEIGHTED-              WEIGHTED-
                                                                PRICE                 AVERAGE                AVERAGE
                                                     SHARES      PER       SHARE     EXERCISE     SHARES    EXERCISE
                                                     (000)      SHARES     (000)       PRICE      (000)       PRICE
                                                    --------   --------   --------   ---------   --------   ---------
Outstanding at beginning of year..................     658      $ 9.44     1,154      $22.64      1,687      $25.46
Granted...........................................     681       32.22     1,037       24.29        869       31.16
Exercised.........................................    (165)       9.76      (336)       8.86       (261)      22.67
Forfeited.........................................     (20)      21.60      (168)      29.61       (171)      27.11
                                                     -----      ------     -----      ------      -----      ------
Outstanding at end of year........................   1,154      $22.64     1,687      $25.46      2,124      $27.95
                                                     =====      ======     =====      ======      =====      ======
Options exercisable at year-end...................     330      $ 9.25       346      $24.42        620      $26.49
Weighted-average fair value of options granted
  during the year.................................              $14.83                $12.36                 $16.71

    The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                        -----------------------------------------------------   ----------------------------------
                            NUMBER                                                  NUMBER
                          OUTSTANDING                                             OUTSTANDING
                        AT DECEMBER 31,   WEIGHTED-AVERAGE                      AT DECEMBER 31,
      RANGE OF               1999            REMAINING       WEIGHTED-AVERAGE        1999         WEIGHTED-AVERAGE
   EXERCISE PRICE           (000'S)       CONTRACTUAL LIFE    EXERCISE PRICE        (000'S)        EXERCISE PRICE
---------------------   ---------------   ----------------   ----------------   ---------------   ----------------
    $        0.69                1              3.0               $ 0.69                1              $ 0.69
             2.18                5              0.5                 2.18                5                2.18
             4.50               16              4.6                 4.50               16                4.50
     9.50 - 13.38               38              5.8                12.20               38               12.20
    14.50 - 21.63               56              6.4                16.49               51               15.95
    22.00 - 32.06            1,751              8.7                27.24              372               26.47
    35.00 - 50.25              255              8.5                39.58              136               37.98
            57.25                2              7.8                57.25                1               57.25
                             -----              ---               ------              ---              ------
     0.69 - 57.25            2,124              8.5               $27.95              620              $26.49
                             =====              ===               ======              ===              ======

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

    Under the Veeco Instruments Inc. Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 250,000 shares of Common Stock to its full-time domestic employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 6% of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Plan, the Company issued 15,949 shares, 29,352 shares and 12,996 shares to employees in 1999, 1998 and 1997, respectively. The fair value of the employees' purchase rights was estimated using the following assumptions for 1999, 1998 and 1997, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 64%, 59%, and 70%; and risk-free interest rates of 4.5%, 5.3%, and 5.3%. The weighted-average fair value of those purchase rights granted in 1999, 1998 and 1997 was $20.65, $8.79 and $6.58 respectively.

    As of December 31, 1999, the Company has reserved 2,345,511 and 160,949 shares of Common Stock for issuance upon exercise of stock options and issuance of shares pursuant to the Plan, respectively.

PREFERRED STOCK

    The Board of Directors has authority under the Company's Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

6. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Tax over book depreciation................................   $2,719     $  937
  Other.....................................................        8         --
                                                               ------     ------
Total deferred tax liabilities..............................    2,727        937
Deferred tax assets:
  Inventory valuation.......................................    5,539      2,861
  Foreign net operating loss carryforwards..................      234        246
  Warranty and installation.................................    2,222      2,380
  Other.....................................................    1,783        703
                                                               ------     ------
Total deferred tax assets...................................    9,778      6,190
Valuation allowance.........................................     (234)      (246)
                                                               ------     ------
Net deferred tax assets.....................................    9,544      5,944
                                                               ------     ------
Net deferred taxes..........................................   $6,817     $5,007
                                                               ======     ======

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    For financial reporting purposes, income (loss) before income taxes consists of:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Domestic.........................................  $26,950    $17,094    $34,413
Foreign..........................................    5,446      2,015        (17)
                                                   -------    -------    -------
                                                   $32,396    $19,109    $34,396
                                                   =======    =======    =======

    Significant components of the provision (benefit) for income taxes are presented below:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Current:
  Federal........................................  $10,441    $ 4,683    $ 7,510
  Foreign........................................    2,738        546        306
  State..........................................    2,133      1,583      1,664
                                                   -------    -------    -------
                                                    15,312      6,812      9,480
Deferred:
  Federal........................................   (2,516)      (960)    (1,509)
  Foreign........................................     (468)        90         --
  State..........................................     (342)      (206)      (191)
                                                   -------    -------    -------
                                                    (3,326)    (1,076)    (1,700)
                                                   -------    -------    -------
                                                   $11,986    $ 5,736    $ 7,780
                                                   =======    =======    =======

    The following is a reconciliation of the income tax expense computed using the federal statutory rate to the Company's actual income tax expense:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Tax at U.S. statutory rates......................  $11,339    $ 6,688    $12,039
State income taxes (net of federal benefit)......    1,073        843        941
Goodwill amortization............................      396         46         46
Nondeductible merger expenses....................      910      1,164        700
Other nondeductible expenses.....................       48        143        120
Operating losses not currently realizable........       91         14        335
Income of "S" Corporation not subject to federal
  corporation tax................................       --     (1,513)    (4,875)
Operating losses currently realizable............      (15)      (168)       (13)
Research and development tax credit..............   (1,000)      (805)      (627)
Benefit of foreign sales corporation.............   (1,118)      (460)      (479)
Other............................................      262       (216)      (407)
                                                   -------    -------    -------
                                                   $11,986    $ 5,736    $ 7,780
                                                   =======    =======    =======

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    One of the Company's foreign subsidiaries has net operating loss carryforwards for foreign tax purposes of approximately $600,000 at December 31, 1999, which expire in the year 2004.

7. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS

MINIMUM LEASE COMMITMENTS

    Minimum lease commitments as of December 31, 1999 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows:

                                                              (IN THOUSANDS)
2000........................................................      $2,032
2001........................................................       1,835
2002........................................................       1,684
2003........................................................         764
2004........................................................         384
Thereafter..................................................          59
                                                                  ------
                                                                  $6,758
                                                                  ======

    Rent charged to operations amounted to $2,515,000, $1,817,000 and $2,057,000 in 1999, 1998 and 1997, respectively. In addition, the Company is obligated under the leases for certain other expenses, including real estate taxes and insurance.

ROYALTIES

    The Company has arrangements with a number of third parties to use patents in accordance with license agreements. Royalties and license fees expensed under these agreements approximated $847,000, $511,000 and $753,000 in 1999, 1998 and 1997, respectively.

ENVIRONMENTAL REMEDIATION

    In compliance with a Cleanup and Abatement Order ("CAO") issued by the California Regional Water Quality Control Board, Central Coast Region (the "RWQCB"), the Company performed soil remediation in 1995 at a site which was leased by a predecessor of the Company (the "Site").

    In settlement of a lawsuit brought by the current and former owners of the Site, the Company agreed to pay approximately $350,000 (the last installment was paid by February 1, 1996), to perform any additional remediation work at the Site required by environmental authorities, and to indemnify the plaintiffs with respect to alleged contamination at the Site.

    Pursuant to the CAO, in September 1998, the Company began implementation of a groundwater remediation plan approved by the RWQCB. Because monthly monitoring following implementation of the plan indicated contaminant levels within permitted standards, the local environmental authority issued a letter in July 1999 confirming completion of the site remediation and stating that no further action was required at that time.

                    VEECO INSTRUMENTS INC. AND SUBISDIARIES

7. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS (CONTINUED)

    The Company may, under certain circumstances, be obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at its Plainview, New York facility. The Company has been indemnified for any liabilities it may incur in excess of $250,000 with respect to any such remediation. No comprehensive plan has been required to date. Even without consideration of such indemnification, the Company does not believe that any material loss or expense is probable in connection with any remediation plan that may be proposed.

    The Company is aware that petroleum hydrocarbon contamination has been detected in the soil at the site of a facility leased by the Company in Santa Barbara, California. The Company has been indemnified for any liabilities it may incur which arise from environmental contamination at the site. Even without consideration of such indemnification, the Company does not believe that any material loss or expense is probable in connection with any such liabilities.

    The former owner of the land and building in which Digital's operating facilities and offices are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract provides adequate protection against any environmental issues that may arise.

LITIGATION

    In January 2000, Veeco received a revised calculation of damages in a 1988 patent infringement lawsuit in the U.S. District Court of Arizona. Pursuant to this revision, Veeco reversed approximately $420,000 of the $1,500,000 litigation reserve in 1999 that was no longer required. The reversal is included in other expense (income)-net in the accompanying consolidated statement of income.

    The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of the Company's management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

RELATED PARTY TRANSACTION

    Balances and transactions with Digital Instruments GmbH that are reflected in the accompanying consolidated financial statements are as follows:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Accounts receivable.........................................   $   --     $1,788
Sales.......................................................    4,337      3,025

    The Company makes purchases of inventory from a company, which is owned partially by an individual who is also employed by the Company. Payments to this related company in 1999, 1998 and 1997 were approximately $2,996,000, $4,883,000 and $3,120,000, respectively.

                    VEECO INSTRUMENTS INC. AND SUBISDIARIES

7. COMMITMENTS AND CONTINGENCIES AND OTHER MATTERS (CONTINUED)
CONCENTRATION OF CREDIT RISK

    The Company's business depends in large part upon the capital expenditures of data storage, semiconductor and optical telecommunications manufacturers which accounted for the following percentages of the Company's net sales:

                                                                    DECEMBER 31,
                                                       --------------------------------------
                                                         1999           1998           1997
                                                       --------       --------       --------
Data storage.........................................    54.8%          52.8%          51.6%
Semiconductor........................................    12.1%          18.6%          19.3%
Telecommunications...................................     8.3%           3.8%           3.0%

    Sales to one customer accounted for approximately 14%, 10% and 14%, sales to another customer accounted for approximately 10%, 17% and 6% and sales to another customer accounted for approximately 7%, 7% and 11% of the Company's net sales during the years ended December 31, 1999, 1998 and 1997, respectively. Each of the Company's segments sell to these major customers. At December 31, 1999 and 1998, accounts receivable due from these three customers represented 24% and 37% of aggregate accounts receivable, respectively.

    The Company manufactures and sells its products to companies in different geographic locations. In general, the Company does not require payment in advance of shipment or collateral for payment. The Company does, however, perform periodic credit evaluations of its customers' financial condition and, where appropriate, requires that letters of credit be provided on foreign sales. Receivables generally are due within 30-60 days. The Company's net accounts receivable are concentrated in the following geographic locations:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
United States.............................................  $22,994    $18,481
Europe....................................................    9,028     11,942
Japan.....................................................   17,889      8,583
Asia Pacific..............................................    8,161      3,297
Other.....................................................      321      1,673
                                                            -------    -------
                                                            $58,393    $43,976
                                                            =======    =======

SALE OF LEAK DETECTION BUSINESS

    During the fourth quarter of 1999, the Company entered into an agreement to sell its leak detection business, which is part of the industrial measurement product segment. For the years ended 1999, 1998 and 1997, the leak detection business represented approximately $9,200,000, $10,300,000 and $10,400,000, respectively, of total sales. The sale closed on January 17, 2000. As a result of the transaction, the Company recorded a loss of $2,500,000 on the sale, including the write-off of approximately $1,000,000 of goodwill that was previously allocated to this line of business. The assets held for sale are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet at December 31, 1999.

                    VEECO INSTRUMENTS INC. AND SUBISDIARIES

8. FOREIGN OPERATIONS, GEOGRAPHIC AREA AND PRODUCT SEGMENT INFORMATION

    Revenue and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                     NET SALES TO
                                UNAFFILIATED CUSTOMERS             LONG-LIVED ASSETS
                            ------------------------------   ------------------------------
                              1999       1998       1997       1999       1998       1997
                            --------   --------   --------   --------   --------   --------
United States.............  $227,421   $207,410   $218,970   $46,119    $43,133    $39,722
Foreign Countries.........    70,777     39,103     13,698     1,314        367        115
Eliminations..............   (51,592)   (31,528)    (9,258)       --         --         --
                            --------   --------   --------   -------    -------    -------
                            $246,606   $214,985   $223,410   $47,433    $43,500    $39,837
                            ========   ========   ========   =======    =======    =======

    The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were ($421,000), $774,000, and ($34,000) in 1999, 1998, and 1997, respectively.

    The Company has three reportable segments: metrology, process equipment and industrial measurement. The Company's metrology product line manufactures and distributes to customers in the data storage and semiconductor industries, as well as research and development centers and universities. The Company's process equipment product line includes etch and deposition systems, primarily for data storage and optical telecommunications applications. The Company's industrial measurement products have applications in a wide range of industries including electronic, aerospace, transportation and semiconductor.

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

    The following represents the reportable product segments of the Company:

                                           NET SALES                 OPERATING INCOME (LOSS)                TOTAL ASSETS
                                 ------------------------------   ------------------------------   ------------------------------
                                   1999       1998       1997       1999       1998       1997       1999       1998       1997
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Metrology......................  $112,172   $126,160   $112,751   $22,955    $26,328    $23,748    $ 64,959   $ 73,445   $ 68,025
Process equipment..............   117,359     69,078     91,212    20,113      3,315     20,384      87,643     61,769     58,348
Industrial measurement.........    17,075     19,747     19,447    (2,000)        (5)      (381)     15,135     16,807     13,162
Unallocated corporate amount...        --         --         --    (4,056)    (2,022)    (2,783)     97,542     27,210     26,416
Merger and reorganization
  expenses.....................        --         --         --    (2,600)    (7,500)    (2,250)         --         --         --
Loss on sale of leak detection
  business.....................        --         --         --    (2,500)        --         --          --         --         --
Write-off of purchased
  in-process technology........        --         --         --    (1,300)        --     (4,200)         --         --         --
                                 --------   --------   --------   -------    -------    -------    --------   --------   --------
Total..........................  $246,606   $214,985   $223,410   $30,612    $20,116    $34,518    $265,279   $179,231   $165,951
                                 ========   ========   ========   =======    =======    =======    ========   ========   ========

                    VEECO INSTRUMENTS INC. AND SUBISDIARIES

8. FOREIGN OPERATIONS, GEOGRAPHIC AREA AND PRODUCT SEGMENT INFORMATION
(CONTINUED)
OTHER SIGNIFICANT ITEMS

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Depreciation and amortization expense:
  Metrology.......................................  $ 1,571     $1,674    $   522
  Process equipment...............................    3,498      2,698      1,589
  Industrial measurement..........................      129        122         15
  Unallocated corporate...........................      632        518        358
                                                    -------     ------    -------
  Consolidated depreciation and amortization
    expense.......................................  $ 5,830     $5,012    $ 2,484
                                                    =======     ======    =======
Expenditures for long-lived assets:
  Metrology.......................................  $ 4,230     $1,488    $13,216
  Process equipment...............................    4,884      6,079      8,336
  Industrial measurement..........................       50         65        646
  Unallocated corporate...........................    3,768        678      1,548
                                                    -------     ------    -------
  Consolidated expenditures for long-lived
    assets........................................  $12,932     $8,310    $23,746
                                                    =======     ======    =======

9. DEFINED CONTRIBUTION BENEFIT PLANS

    The Company maintains three defined contribution plans under Section 401(k) of the Internal Revenue Code. Principally all of the Company's domestic full-time employees are eligible to participate in one of the three plans. Under the plans, employees may contribute up to a maximum of 15% to 20% of their annual wages, depending on the plan. Employees are immediately vested in their contributions. Two of the plans provide for partial matching contributions by the Company, which vest over a five-year period. Company contributions to the plans were $782,000, $717,000 and $496,000 in 1999, 1998 and 1997, respectively.

10. SUBSEQUENT EVENTS

    On February 29, 2000, the Company signed a definitive merger agreement with CVC, Inc. ("CVC") of Rochester, New York. Under the terms of the agreement, CVC shareholders will receive 0.43 shares of Veeco Common Stock for each share of CVC Common Stock outstanding. The merger will be accounted for as a pooling of interests, and as a result, historical financial data will be restated in future reports. The merger is expected to close in the second quarter of 2000, pending the vote of shareholders of both companies and other customary closing conditions. Upon consumption of the merger, CVC will become a wholly-owned subsidiary of the Company. CVC provides cluster tool manufacturing equipment used in the production of evolving tape and disk drive recording head fabrication, optical components, passive components, MRAM, bump metallization, and next generation logic devices.

    On February 11, 2000, Veeco entered into a strategic alliance with Seagate Technology, Inc. ("Seagate") under which Veeco assumed production responsibility for Seagate's internal Slider Level Crown ("SLC") product line and acquired rights to commercialize such products for sale to third parties. The acquisition was accounted for using the purchase method of accounting.

                    VEECO INSTRUMENTS INC. AND SUBISDIARIES

10. SUBSEQUENT EVENTS (CONTINUED)
    On January 31, 2000, Monarch Labs, Inc. ("Monarch"), a developer and manufacturer of automated quasi-static test systems for the data storage industry, merged with and into a subsidiary of Veeco. Monarch was a privately held company located in Longmont, Colorado. Under the terms of the merger, Monarch shareholders received 282,224 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests transaction, however, as Monarch's historical results of operations and financial position are not material in relation to those of Veeco, financial information prior to the merger will not be restated in future reports.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                COL. A                     COL. B              COL. C              COL. D       COL. E
--------------------------------------  ------------   -----------------------   ----------   ----------
                                                              ADDITIONS
                                                       -----------------------
                                         BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                        BEGINNING OF   COSTS AND      OTHER                     END OF
             DESCRIPTION                   PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------  ------------   ----------   ----------   ----------   ----------
Deducted from asset accounts:
  Year ended December 31, 1999:
    Allowance for doubtful accounts...   $1,725,000     $497,000    $      --     $706,000    $1,516,000
    Valuation allowance on net
      deferred tax assets.............      246,000           --           --       12,000       234,000
                                         ----------     --------    ---------     --------    ----------
                                         $1,971,000     $497,000    $      --     $718,000    $1,750,000
                                         ==========     ========    =========     ========    ==========

Deducted from asset accounts:
  Year ended December 31, 1998:
    Allowance for doubtful accounts...   $1,005,000     $746,000    $      --     $ 26,000    $1,725,000
    Valuation allowance on net
      deferred tax assets.............      994,000           --           --      748,000       246,000
                                         ----------     --------    ---------     --------    ----------
                                         $1,999,000     $746,000    $      --     $774,000    $1,971,000
                                         ==========     ========    =========     ========    ==========
Deducted from asset accounts:
  Year ended December 31, 1997:
    Allowance for doubtful accounts...   $  803,000     $403,000    $      --     $201,000    $1,005,000
    Valuation allowance on net
      deferred tax assets.............      795,000      199,000           --           --       994,000
                                         ----------     --------    ---------     --------    ----------
                                         $1,598,000     $602,000    $      --     $201,000    $1,999,000
                                         ==========     ========    =========     ========    ==========