Form 10-K/A
period 1999-12-31
VEECO INSTRUMENTS INC
filed 2000-04-04
CIK 103145

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
             AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
                      COMMON STOCK, PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 1, 2000 as reported on The Nasdaq National Market, was approximately $1,706,294,879. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 2000, the Registrant had 18,082,518 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

The Registrant, Veeco Instruments Inc. ("Veeco" or the "Company"), hereby amends its Annual Report on Form 10-K (the "10-K") for the year ended December 31, 1999, filed with the Securities and Exchange Commission (the "Commission") on March 15, 2000, to include certain information which was not previously included therein.

                             VEECO INSTRUMENTS INC.
                          ANNUAL REPORT ON FORM 10-K/A
                               TABLE OF CONTENTS

                                    PART III

                                                                          PAGE
                                                                          ----
Item 10.  Directors and Executive Officers of the Registrant                 2
Item 11.  Executive Compensation                                             5
Item 12.  Security Ownership of Certain Beneficial Owners and Management    11
Item 13.  Certain Relationships and Related Transactions                    12

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and Executive Officers of Veeco, and their ages, as of March 20, 2000, are as follows:


NAME                          AGE   POSITION
Edward H. Braun                60   Director, Chairman, Chief Executive Officer and President (1)
Richard A. D'Amore             46   Director (2) (3)
Joel A. Elftmann               60   Director (2)
Heinz K. Fridrich              67   Director (2)
Dr. Paul R. Low                67   Director (1) (3)
Roger D. McDaniel              61   Director (1) (3)
Irwin H. Pfister               55   Director (2)
Walter J. Scherr               74   Director
Don R. Kania, Ph.D.            45   Vice President, General Manager Metrology Group-California
John P. Kiernan                38   Vice President, Corporate Controller
Lloyd J. LaComb, Jr., Ph.D.    39   Vice President, General Manager Metrology Group-Arizona
Emmanuel N. Lakios             38   President, Process Equipment Group
Robert P. Oates                46   Vice President, General Manager Industrial Measurement Group
John F. Rein, Jr.              53   Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Joseph Z. Rivlin               64   Executive Vice President, Worldwide Field Operations
Francis Steenbeke              54   Vice President, International Sales and Marketing

----------
(1)      Member of the Nominating Committee
(2)      Member of the Audit Committee
(3)      Member of the Compensation Committee

         EDWARD H. BRAUN has been a Director, Chairman, Chief Executive Officer and President of Veeco since January 1990. Prior to 1990, Mr. Braun was employed as the Executive Vice President and Chief Operating Officer of Veeco Instruments Inc. (now Lambda Electronics, Inc.), the company from which Veeco acquired its business operations (the "Predecessor"). Mr. Braun joined the Predecessor in 1966 as a Regional Sales Manager/Sales Engineer and held numerous positions with the Predecessor, including Director of Marketing, Director of Operations, and General Manager. Mr. Braun is a member of the board of Semiconductor Equipment and Materials International ("SEMI"), of which he was Chairman of the Board in 1993.

         RICHARD A. D'AMORE has been a Director of Veeco since January 1990. Mr. D'Amore has been a General Partner of North Bridge Venture Partners since 1992. In addition to Veeco, Mr. D'Amore is a director of Solectron Corporation, Silverstream Software and Centra Software.

         JOEL A. ELFTMANN has been a Director of Veeco since May 1994. Mr. Elftmann is a co-founder of and has been the Chairman of the Board of FSI International ("FSI"), a manufacturer of semiconductor processing products, since 1983. From August 1983 through August 1989, and from May 1991 through December, 1999, he also served as Chief Executive Officer of FSI. From May 1991 to January 1998 and from August 1999 to December 1999, he also served as President of FSI.

         HEINZ K. FRIDRICH has been a Director of Veeco since May 1998. Mr. Fridrich is a courtesy professor in the

Department of Industrial and Systems Engineering of the University of Florida. He joined the University of Florida in 1994 after 43 years with IBM, including serving as Vice President and General Manager of IBM's largest development and manufacturing site for semiconductors and electronic packaging, and most recently as IBM Vice President responsible for worldwide manufacturing and quality. He is also a director of Central Hudson Gas & Electric Company and Solectron Corp.

         DR. PAUL R. LOW has been a Director of Veeco since May 1994. Dr. Low has been President and Chief Executive Officer of PRL Associates, a technology consulting firm, since founding the firm in 1992. Previously, Dr. Low was Vice President-General Manager, Technology Products for IBM from 1989 through 1992 and a member of IBM's Management Board from 1990 to 1992. Dr. Low is also a director of Applied Materials Corporation, Integrated Packaging Assembly Corp., Solectron Corporation, VLSI Technology and Xionics Document Technologies.

         ROGER D. MCDANIEL has been a Director of Veeco since May 1998. From 1997 to April 1999, Mr. McDaniel was President and Chief Executive Officer of SpeedFam-IPEC, Inc., a leading manufacturer of chemical-mechanical planarization (CMP) equipment for the semiconductor industry. Through August 1996, Mr. McDaniel was Chief Executive Officer of MEMC Electronic Materials, Inc., the world's second-largest producer of silicon wafers. Mr. McDaniel is a Director and past Chairman of SEMI. He also is a director of SpeedFam-IPEC.

         IRWIN H. PFISTER has been a Director of Veeco since May 1998. Mr. Pfister is Executive Vice President of Schlumberger Ltd. He is responsible for the management of the Test and Transactions Group, an international business segment serving the semiconductor, financial, telecom and IP network domains. Mr. Pfister joined Schlumberger in May 1986 and has held several management positions. From January 1990 to June 1997, Mr. Pfister was President of the Semiconductor Solutions Group.

         WALTER J. SCHERR has been a Director of Veeco since January 1990. Since December 1995, Mr. Scherr has been employed by Veeco as a consultant. From December 1993 through December 1995, he was Executive Vice President of Veeco. From January 1990 through December 1993, he was the Chief Financial Officer of Veeco. Mr. Scherr joined the Predecessor in 1986 as the General Manager of the UPA Technology Division of the Predecessor's Instrument Group. Prior to joining the Predecessor, Mr. Scherr was the principal and founder of Visual Sciences, Inc./Panafax (the first publicly traded facsimile company). Prior to that, he held a variety of other financial and operating management positions with Litton Industries and Sperry Gyroscope Co.

         DON R. KANIA, PH.D. has been Vice President, General Manager of the California Metrology Group since May 1999. Prior thereto, he was Chief Technology Officer of Veeco since January 1998. Starting in 1993, Dr. Kania was a senior manager at Lawrence Livermore Laboratory where he directed the Advanced Microtechnology Program in the development of advanced sensors for data storage, extreme ultraviolet lithography for semiconductor manufacturing and several other leading-edge technologies. From 1991 to 1993, Dr. Kania was Research Director at Crystallume, a thin film diamond company. Dr. Kania's other experience includes nine years of research experience at the Department of Energy's Los Alamos and Livermore Laboratories.

         JOHN P. KIERNAN has been Vice President, Corporate Controller of Veeco since November 1998. From February 1995 to November 1998, Mr. Kiernan was Corporate Controller of Veeco. Prior to joining Veeco, Mr. Kiernan was an Audit Senior Manager at Ernst & Young LLP from October 1991 through January 1995 and held various audit staff positions with Ernst & Young LLP from June 1984 through September 1991.

         LLOYD J. LACOMB, JR., PH.D. has been the Vice President, General Manager of the Arizona Metrology Group since

October 1998. From March 1998 to September 1998 Mr. LaComb was the Vice President of Engineering & Operations, and from July 1997 to March 1998 he was the Director of Engineering for the Arizona Metrology Group. Prior to joining Veeco, Mr. LaComb was the Director of Engineering for Alara from January 1997 to July 1997, the Director of Advanced Development for Tencor Instruments from 1996 to 1997 and the Director of Engineering of Tencor Instruments from 1995 to 1996.

         EMMANUEL N. LAKIOS has been President, Process Equipment Group since February 1998. From June 1997 to February 1998, Mr. Lakios was Executive Vice President of Worldwide Field Operations. From June 1991 to June 1997, Mr. Lakios was Vice President and General Manager of Process Equipment. Prior to 1991, Mr. Lakios was employed in various other positions within Veeco. Mr. Lakios joined the Predecessor in June 1984 as an engineer and held positions of Program Manager, Product Marketing Manager and Director of Engineering.

         ROBERT P. OATES has been Vice President, General Manager, Industrial Measurement Group since March 1995. From September 1994 until March 1995, Mr. Oates was Vice President and General Manager-XRF Thickness Measurement
Systems of Veeco, and he was Vice President and Treasurer of Veeco from January 1993 through September 1994. From January 1990 through December 1992, he was Assistant Treasurer of Veeco. Mr. Oates was employed by the Predecessor from 1976 to 1990, where he held a variety of financial positions.

         JOHN F. REIN, JR. has been Vice President-Finance and Chief Financial Officer of Veeco since December 1993, and became Treasurer and Secretary of Veeco in October 1994. Prior to joining Veeco, Mr. Rein served for eight years as Vice President-Finance for Axsys Technologies, Inc. From 1979 to 1986, Mr. Rein was Treasurer of Industrial General Corporation. Prior to that, he was on the audit staff of Ernst & Young LLP.

         JOSEPH Z. RIVLIN has been Executive Vice President, Worldwide Field Operations since July 1998. Prior to joining Veeco, Mr. Rivlin was Vice President of Sales at Electro-Scientific Industries since 1994. From 1986 to 1994, he served as President and CEO of XRL, Inc., a semiconductor equipment supplier.

         FRANCIS STEENBEKE has been Vice President-International Sales and Marketing of Veeco since January 1990. Mr. Steenbeke joined the Predecessor in 1968 as a sales engineer and held a variety of general management and sales positions with the Predecessor until January 1990.

INFORMATION CONCERNING THE BOARD OF DIRECTORS

         The Board of Directors of Veeco has established an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee reviews the scope and results of the audit and other services provided by Veeco's independent auditors. The Compensation Committee sets the compensation levels of senior management and administers the Veeco Instruments Inc. 1992 Employees' Stock Option Plan (the "Employees' Plan") and the Veeco Instruments Inc. Employees Stock Purchase Plan. All members of the Compensation Committee are (x) "Non-Employee Directors" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and (y) "outside directors" within the meaning of Section 162(m)(4)(C) of the Internal Revenue Code of 1986, as amended (the "Code") and any applicable regulations. The Nominating Committee searches for persons qualified to serve on the Board of Directors and makes recommendations to the Board of Directors with respect thereto. The Nominating Committee will consider nominees recommended by Stockholders. No formal procedures are required to be followed by Stockholders in submitting such recommendations. The Audit Committee currently consists of Messrs. D'Amore, Elftmann, Fridrich and Pfister. The Compensation Committee currently consists of Messrs. D'Amore, Low and McDaniel. The Nominating Committee currently consists of Messrs. Braun, Low and McDaniel. During the fiscal year ended December 31, 1999, the Compensation Committee and the Nominating Committee each met once and the Audit Committee met twice.

         During the fiscal year ended December 31, 1999, Veeco's Board of Directors held seven meetings (including regularly scheduled and special meetings). All of the current Directors attended at least 75% of the meetings of the Board of Directors and of the Board of Directors committees of which they were members during the fiscal year ended December 31, 1999.

         Class I Directors hold office until the 2001 Annual Meeting of Stockholders, Class II Directors hold office until the 2002 Annual Meeting of Stockholders and Class III Directors hold office until the 2000 Annual Meeting of Stockholders. Executive officers are appointed by the Board of Directors and hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION-ANNUAL COMPENSATION

         The following table sets forth a summary of annual and long-term compensation awarded to, earned by, or paid to the Chief Executive Officer of Veeco and each of the four most highly compensated executive officers (as defined in Rule 3b-7 under the Securities Exchange Act) of Veeco other than the Chief Executive Officer (collectively, the "Named Officers"):

                               ANNUAL COMPENSATION

                                                                                         LONG TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                                        SECURITIES
Name and                                                          OTHER ANNUAL         UNDERLYING       ALL OTHER
Principal Position              YEAR      SALARY     BONUS(1)     COMPENSATION(2)       OPTIONS(#)    COMPENSATION(3)
--------------------------      ----     ---------   --------      ------------        -------------   ---------------
Edward H. Braun...........      1999      $396,625   $246,000          --              100,000              $3,924
Chairman, Chief Executive       1998       344,875     50,000          --              100,000               3,434
Officer and President           1997       315,131    185,000          --               60,000               2,352

John F. Rein, Jr..........      1999       215,000     90,000          --               40,000               3,776
Vice President, Finance,        1998       200,000     30,000          --               40,000               3,685
Chief Financial Officer,        1997       175,480     80,000          --               42,000               2,847
Treasurer and Secretary

Emmanuel N. Lakios.........     1999       212,000    170,000          --               40,000               2,970
President, Process Equipment    1998       200,000     20,000          --               20,000               3,221
Group                           1997       185,539    120,000          --               32,000               1,605

Don R. Kania, Ph.D..........    1999       202,538     73,000        46,896 (4)         30,000               1,976
Vice President, General         1998       172,500     50,000          --               25,000                 251
Manager Metrology Group         1997            --         --          --                   --                  --
California(5)

Joseph Z. Rivlin.............   1999       192,500     97,679        82,442 (6)         22,000               4,673
Executive Vice President        1998        88,943     81,130          --               30,000                 954
World Wide Field                1997            --         --          --                   --                  --
Operations(7)

-------------------------
 (1) Bonuses listed for a particular year represent bonuses paid with respect to such year even though all or part of such bonuses may have been paid during the first quarter of the subsequent year. Bonus amount includes commissions paid to Mr. Rivlin.

 (2) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer for such fiscal year.

 (3) Reflects payments by Veeco of premiums for group term life insurance and contributions by Veeco to Veeco's 401(k) Plan and premiums for supplemental long-term disability insurance, as applicable.

 (4) Includes a $7,800 car allowance and a $39,096 relocation allowance paid to Dr. Kania.

 (5) Dr. Kania joined Veeco in January 1998.

 (6) Includes an $8,400 car allowance and a $74,042 relocation allowance paid to Mr. Rivlin.

 (7) Mr. Rivlin joined Veeco in July 1998.

      The following table sets forth certain information concerning individual grants of stock options made during 1999 to the Named Officers. Also reported are potential realizable values of each such stock option at assumed annual rates of stock price appreciation for the term of the option representing the product of (a) the difference between: (i) the product of the closing price per share of Common Stock as reported by the Nasdaq National Market ("NASDAQ") on the date of the grant ($32.125 on June 23, 1999) and the sum of one plus the adjusted stock price appreciation rate (5% and 10%) compounded annually over the term of the option (10 years) and (ii) the exercise price of the option ($29.8125); and (b) the number of shares of Common Stock underlying the option grant at December 31, 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                                                                                  POTENTIAL REALIZABLE
                                                                                    VALUE AT ASSUMED
                       NUMBER OF      % OF TOTAL                                  ANNUAL RATES OF STOCK
                       SECURITIES    OPTIONS/SARS   EXERCISE OR                  PRICE APPRECIATION FOR
                       UNDERLYING     GRANTED TO     BASE PRICE                     OPTION TERMS ($)
                      OPTIONS/SARS   EMPLOYEES IN       PER        EXPIRATION    ------------------------
NAME                   GRANTED(1)     FISCAL YEAR   SHARE($)(2)     DATE(3)         5%            10%
----                   ----------     -----------   -----------   -----------    -----------   ----------
Edward H. Braun         100,000        12.09%        $29.8125     6/22/2009      $1,874,892    $4,751,345
John F. Rein, Jr.        40,000         4.84%        $29.8125     6/22/2009        $749,957    $1,900,538
Emmanuel N. Lakios       40,000         4.84%        $29.8125     6/22/2009        $749,957    $1,900,538
Don R. Kania, Ph.D.      30,000         3.63%        $29.8125     6/22/2009        $562,468    $1,425,403
Joseph Z. Rivlin         22,000         2.66%        $29.8125     6/22/2009        $412,476    $1,045,296
-----------

(1) Represents option grants made on June 23, 1999, pursuant to the Employees' Plan. One-third of the options become exercisable on each of the first three anniversaries of the grant date.

(2) Represents the closing price per share of Common Stock as reported by NASDAQ on the trading day immediately preceding the date of grant.

(3) Options may terminate at an earlier date upon the occurrence of certain events.

         The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of options by the Named Officers during 1999 and the value realized upon such exercises determined by calculating the positive spread between the exercise price of the options exercised and the closing price of the Common Stock on the date of exercise. Also reported are the number of options to purchase Common Stock held by the Named Officers as of December 31, 1999 and values for "in-the-money" options that represent the positive spread between the exercise price of the outstanding options ($14.50 to $31.00) and the closing price ($46.8125) of the Common Stock on December 31, 1999 as reported by NASDAQ.

                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                               AND FISCAL YEAR-END OPTION VALUES


                                                                                        VALUE OF UNEXERCISED
                           NUMBER OF                    NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS
                          SECURITIES                 OPTIONS AT FISCAL YEAR-END          AT FISCAL YEAR-END
                           ACQUIRED       VALUE     -----------------------------   ----------------------------
NAME                      ON EXERCISE   REALIZED    EXERCISEABLE   UNEXERCISEABLE   EXERCISEABLE  UNEXERCISEABLE
----                      -----------   --------    ------------   --------------   ------------  --------------
Edward H. Braun                   --          --        77,332          186,668     $1,603,808      $3,577,942
John F. Rein, Jr.             15,000    $593,438        48,833           80,667     $1,038,253      $1,534,216
Emmanuel Lakios               10,000    $239,250        18,000           64,001       $331,305      $1,177,354
Don R. Kania, Ph.D.            3,000     $86,063         5,333           46,667       $119,326        $882,924
Joseph Z. Rivlin              10,000     $64,688            --           42,000             --        $845,250

DIRECTOR COMPENSATION

         Directors, other than those who are employees of Veeco, receive a per meeting fee of $2,000 for attendance in person at Board of Directors and committee meetings (where such committee meetings are held apart from Board meetings) and a fee of $1,000 for participation in telephonic Board or committee meetings. Pursuant to the Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors (the "Directors' Plan"), each non-employee Director who meets the eligibility criteria for such plan receives an annual grant of 7,000 options. In 1999, Richard A. D'Amore, Joel A. Elftmann, Heinz
K. Fridrich, Dr. Paul R. Low, Roger D. McDaniel and Irwin H. Pfister each received grants of 7,000 options. Mr. Braun, the Chairman, Chief Executive Officer and President of Veeco, receives no compensation for his service as a Director.

         Veeco is party to an agreement with Walter J. Scherr, a Director of Veeco, pursuant to which he is employed as a consultant to Veeco with respect to acquisitions and new business opportunities, as well as other matters. Mr. Scherr received $132,500 pursuant to such consulting arrangement with respect to 1999. On June 23, 1999, Mr. Scherr also received options to purchase 7,000 shares of Common Stock at an exercise price of $29.8125 per share pursuant to Employees' Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Veeco's Compensation Committee is comprised of Messrs. D'Amore, Low and McDaniel.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

         The Compensation Committee of the Board of Directors is comprised of three outside, non-employee directors. The Committee reviews and approves all of Veeco's executive compensation programs. The Compensation program is based on the following principles:

         a. Executive officers' compensation should be tied to annual performance goals that maximize stockholder value.

         b. Veeco emphasizes variable incentive compensation in order to ensure continuously improving corporate performance and to align the interests of executive officers with those of the stockholders.

         c. Compensation must be competitive in order to attract, motivate and retain the management talent needed to achieve Veeco's business objectives.

         In determining competitive levels, the committee reviews information of comparative companies from both independent survey data and public company filings.

COMPONENTS OF COMPENSATION

         Veeco's executive compensation program consists of three principal elements:

         a. Base Salary-Base salaries have been set within salary ranges based on compensation reports published by Radford Associates and a study performed by Ernst & Young LLP on comparable size and type manufacturing companies. Individual salary increases are based on the officer's contribution to Veeco and the relationship of current pay to the current value of the job.

         b. Annual Incentive Awards-Annual incentive awards are based on performance against objectives in the calendar year and are ordinarily payable in the first quarter of the succeeding year. Incentive awards for executive officers are a percentage of base salary. The percentage can range to up to 100% of base salary for the chief executive officer and up to 80% of base salary for the other executive officers for achievement of 120% of business plan objectives. In exceptional circumstances, when Veeco or a business unit exceeds 120% of planned objectives, the Compensation Committee may selectively make incentive awards at a higher level. Annual incentive awards are based on selected financial criteria tied to the annual business plan. In 1999, this plan was objectively based on operating income criteria and subjectively on the ability of executive management to strategically position Veeco for growth.

         c. Stock Option Grants-Stock option grants are awarded as a recognition of exceptional current performance and an expectation of continued high quality contribution to enhancing Stockholder value. The committee believes that stock options encourage officers to relate their long-term economic interests to those of other Stockholders. Stock options are granted at fair market value on the date of grant and vest over three years. The options have an exercise period of ten years from the date of grant.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

         The compensation of Veeco's Chief Executive Officer, Edward H. Braun, is determined by the Compensation Committee in accordance with the policies described above relating to all executive officers' compensation. In particular, the Compensation Committee established Mr. Braun's base salary after an evaluation of his personal performance and the committee's objective to have his base salary comparable with salaries being paid to similarly situated chief executive officers. Mr. Braun received a bonus of $246,000 in 1999. Mr. Braun's bonus was based upon the financial performance of Veeco compared to that of Veeco's peer companies, as well as the strategic initiatives and acquisitions accomplished during the year, including the merger with Ion Tech, Inc.

POLICY ON DEDUCTIBILITY OF COMPENSATION

         Section 162(m) of the Code limits to $1,000,000 per year Veeco's tax deduction for compensation paid to each of the Named Officers, unless certain requirements are met. The Compensation Committee believes it unlikely in the short term that such limitation will affect Veeco. The Compensation Committee's present intention is to structure executive compensation so that it will be fully deductible, while maintaining flexibility to take actions which it deems to be in the best interest of Veeco and the Stockholders but which may result in Veeco paying certain items of compensation that may not be fully deductible.

                    Submitted by the Compensation Committee:

                               Richard A. D'Amore
                                  Paul R. Low
                                Roger D. McDaniel

                                      [GRAPH]


              QUARTERLY PERIOD         VEECO                                 NASDAQ
                   ENDING        INSTRUMENTS INC.    PEER GROUP INDEX     MARKET INDEX
                   ------        ---------------     ----------------     ------------
                  12/31/94            100.00              100.00             100.00
                   3/31/95            138.27              128.20             102.95
                   6/30/95            165.43              186.81             112.63
                   9/30/95            259.26              206.75             125.49
                  12/31/95            143.21              152.20             124.48
                   3/31/96            148.15              130.07             130.23
                   6/30/96            139.51              113.77             139.88
                   9/30/96            143.21              107.60             143.74
                  12/31/96            217.28              140.48             150.50
                   3/31/97            290.12              170.13             142.85
                   6/30/97            382.72              241.65             169.00
                   9/30/97            624.07              328.51             197.04
                  12/31/97            217.28              198.86             184.62
                   3/31/98            367.28              226.09             216.37
                   6/30/98            245.68              184.77             221.96
                   9/30/98            311.11              152.52             200.04
                  12/31/98            524.69              257.68             260.05
                   3/31/99            364.81              353.82             290.54
                   6/30/99            335.80              433.22             316.14
                   9/30/99            276.54              452.69             321.29
                  12/31/99            462.35              750.13             474.52

Information is presented beginning with December 31, 1994 and assumes $100 invested on December 31, 1994 and reinvestment of dividends, if any.

    The peer group chosen by Veeco consists of the following corporations:
Applied Materials, Inc., KLA-Tencor Corporation, Kulicke & Soffa Ind., LAM Research Corp., Mattson Technology, Inc., Novellus Systems, Inc., Silicon Valley Group, Inc. and Ultratech Stepper, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 20, 2000 (unless otherwise specified below) by (i) each person known by Veeco to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of Veeco, (iii) each of the Named Officers and (iv) all executive officers and directors of Veeco as a group. Unless otherwise indicated, Veeco believes that each of the persons or entities named in the table exercises sole voting and investment power over the shares that each of them beneficially owns, subject to community property laws where applicable.

                                             SHARES OF COMMON STOCK BENEFICIALLY
                                                       OWNED (1)
                                             -----------------------------------     PERCENTAGE OF TOTAL
NAME OF BENEFICIAL OWNER                     SHARES       OPTIONS        TOTAL       SHARES OUTSTANDING
------------------------                     ------       -------       --------     -------------------
5% or Greater Stockholder:
--------------------------
James P. Wyant, Ph.D. (2)                    975,127             -       975,127          5.4%

Directors:
----------
Edward H. Braun                              125,019        97,333       222,352          1.2%
Richard A. D'Amore                            16,701        30,999        47,700            *
Joel A. Elftmann (3)                           2,000        30,999        32,999            *
Heinz K. Fridrich                                  -        14,000        14,000            *
Paul R. Low                                        -        30,999        30,999            *
Roger McDaniel                                     -        14,000        14,000            *
Irwin H. Pfister                                   -        14,000        14,000            *
Walter J. Scherr                                   -        18,668        18,668            *

Named Executive Officers
------------------------
Don R. Kania, Ph.D.                                -        13,666        13,666            *
Emmanuel N. Lakios                             1,232        28,667        29,899            *
John F. Rein, Jr.                              1,946        62,833        64,779            *
Joseph Z. Rivlin                                 293             -           293            *
All Executive Officers and Directors
as a Group (16 persons)                      187,757       424,394       612,151          6.6%

--------
*        Denotes less than a 1% interest.

(1) A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of warrants and/or stock options. Each person's percentage ownership is determined by assuming that warrants and stock options beneficially owned by such person (but not those held by any other person) have been exercised.

(2) Share ownership information is based on information contained in an amendment to a schedule 13D filed with the Securities and Exchange Commission on February 11, 2000. Dr. Wyant shares voting and dispositive power with respect to these shares with his wife, Louise A. Wyant.

(3) Includes 2,000 shares of Common Stock held by the Elftmann Family Limited Partnership, of which Mr. Elftmann is the general partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

          COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Exchange Act requires Veeco's officers and directors, and persons who own more than ten percent of a registered class of Veeco's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required by regulation of the Commission to furnish Veeco with copies of all
Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Forms 5 were required for those persons, Veeco believes that during the fiscal year ended December 31, 1999, Veeco's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Plainview, State of New York on April 3, 2000.

                                        VEECO INSTRUMENTS INC.

                                        By:
                                           -----------------------------------
                                                     Edward H. Braun
                                            Chairman, Chief Executive Officer
                                                       and President