Form 10-Q
period 2000-03-31
VEECO INSTRUMENTS INC
filed 2000-05-11
CIK 103145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-16244

                            ------------------------

                             VEECO INSTRUMENTS INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     11-2989601
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

            TERMINAL DRIVE                                    11803
          PLAINVIEW, NEW YORK                               (Zip Code)

               Registrant's telephone number, including area code
                                 (516) 349-8300

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes /X/  No / /

23,542,620 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on May 5, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SAFE HARBOR STATEMENT

    This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause these differences include, but are not limited to:

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

    - rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

    - limited sales backlog,

    - the highly competitive nature of industries in which the company operates,

    - changes in foreign currency exchange rates, and

    - the other matters discussed in the Business Description contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

                             VEECO INSTRUMENTS INC.

                                     INDEX

PART 1. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income--                        4
         Three Months Ended March 31, 2000 and 1999..................

         Condensed Consolidated Balance Sheets--                              5
         March 31, 2000 and December 31, 1999........................

         Condensed Consolidated Statements of Cash Flows--                    6
         Three Months Ended March 31, 2000 and 1999..................

         Notes to Condensed Consolidated Financial Statements........         7

         Management's Discussion and Analysis of Financial Condition         11
Item 2.  and Results of Operations...................................

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...        13

PART II. OTHER INFORMATION

Item 5.  Other Information...........................................        14

Item 6.  Exhibits and Reports on Form 8-K............................        14

SIGNATURES...........................................................        15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................  $51,454    $59,884
Cost of sales...............................................   26,026     31,324
                                                              -------    -------
Gross Profit................................................   25,428     28,560

Costs and expenses:
  Research and development expense..........................    8,621      7,300
  Selling, general and administrative expense...............   12,978     12,291
  Amortization expense......................................      469        129
  Other income, net.........................................      (21)       (68)
  Merger expenses...........................................      250         --
                                                              -------    -------
Operating income............................................    3,131      8,908
Interest income, net........................................     (549)      (116)
                                                              -------    -------
Income before income taxes..................................    3,680      9,024
Income tax provision........................................    1,284      3,338
                                                              -------    -------
Net income..................................................  $ 2,396    $ 5,686
                                                              =======    =======

Net income per common share.................................  $  0.13    $  0.33
Diluted net income per common share.........................  $  0.13    $  0.32

Weighted average shares outstanding.........................   17,933     17,040
Diluted weighted average shares outstanding.................   18,692     17,521

SEE ACCOMPANYING NOTES.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents...................................    $ 13,324      $ 29,418
Short-term investments......................................      51,490        50,888
Accounts and trade notes receivable, net....................      61,841        58,393
Inventories.................................................      67,012        56,689
Prepaid expenses and other current assets...................       2,736         6,111
Deferred income taxes.......................................       8,337         9,544
                                                                --------      --------
Total current assets........................................     204,740       211,043

Property, plant and equipment at cost, net..................      44,936        41,924
Excess of cost over net assets acquired.....................       8,555         5,509
Other assets, net...........................................      17,229         6,803
                                                                --------      --------
Total assets................................................    $275,460      $265,279
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................      19,128        16,444
Accrued expenses............................................      31,705        28,911
Short-term borrowings from line of credit...................      10,000            --
Notes payable to former Digital shareholders................          --         8,000
Other current liabilities...................................         354         7,815
                                                                --------      --------
Total current liabilities...................................      61,187        61,170
Long-term debt, net of current portion......................       8,655         8,759
Other non-current liabilities...............................       2,869         2,999
Shareholders' equity........................................     202,749       192,351
                                                                --------      --------
Total liabilities and shareholders' equity..................    $275,460      $265,279
                                                                ========      ========

SEE ACCOMPANYING NOTES.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES
Net income..................................................  $  2,396   $  5,686
Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization...............................     2,193      1,382
Deferred income taxes.......................................     1,199        127
Other, net..................................................       165       (222)
Changes in operating assets and liabilities:
Accounts receivable.........................................    (4,220)   (13,752)
Inventories.................................................    (8,526)    (1,824)
Accounts payable............................................     2,759        962
Accrued expenses and other current liabilities..............   (10,060)     5,052
Other, net..................................................      (106)    (1,323)
                                                              --------   --------
Net cash used in operating activities.......................   (14,200)    (3,912)

INVESTING ACTIVITIES
Capital expenditures........................................    (4,825)    (3,477)
Proceeds from sale of property, plant and equipment.........        --      2,679
Proceeds from sale of leak detection business...............     3,000         --
Net assets of businesses acquired...........................    (7,177)        --
Net purchases of short-term investments.....................      (619)        --
                                                              --------   --------
Net cash used in investing activities.......................    (9,621)      (798)

FINANCING ACTIVITIES
Proceeds from stock issuance................................     5,059     50,607
Distribution to Ion Tech shareholders.......................        --        (25)
Repayment of long-term debt, net............................    (7,985)       (51)
Proceeds from borrowings under line of credit...............    10,000         --
Other.......................................................        --        (55)
                                                              --------   --------
Net cash provided by financing activities...................     7,074     50,476
Effect of exchange rates on cash............................       653        763
                                                              --------   --------
Net change in cash and cash equivalents.....................   (16,094)    46,529
Cash and cash equivalents at beginning of period............    29,418     23,493
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 13,324   $ 70,022
                                                              ========   ========

SEE ACCOMPANYING NOTES.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended
March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period.

    The following table sets forth the reconciliation of diluted weighted average shares outstanding:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -------------------------
                                                           2000             1999
                                                         --------         --------
                                                              (IN THOUSANDS)
Weighted average shares outstanding....................   17,933           17,040
Dilutive effect of stock options.......................      759              481
                                                          ------           ------
Diluted weighted average shares outstanding............   18,692           17,521
                                                          ======           ======

NOTE 2--INVENTORIES

    Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                             (IN THOUSANDS)
Components and spare parts............................   $42,731       $36,213
Work-in-progress......................................    11,041        10,062
Finished goods........................................    13,240        10,414
                                                         -------       -------
                                                         $67,012       $56,689
                                                         =======       =======

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 3--BALANCE SHEET INFORMATION

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                             (IN THOUSANDS)
Allowance for doubtful accounts.......................   $ 1,479       $ 1,516
Accumulated depreciation and amortization of property,
  plant and equipment.................................   $23,013       $21,668
Accumulated amortization of excess of cost over net
  assets acquired.....................................   $ 1,504       $ 1,301

SHORT-TERM INVESTMENTS

    The carrying amounts of available-for-sale securities approximate fair value. The following is a summary of available-for-sale securities:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                             (IN THOUSANDS)
Commercial paper......................................   $12,855       $19,047
Municipal bonds.......................................    16,005        14,527
Floating rate bonds...................................     9,096         9,029
Corporate bonds.......................................     8,895         6,071
Obligations of U.S. Government agencies...............     2,030         2,003
Other debt securities.................................     2,609           211
                                                         -------       -------
                                                         $51,490       $50,888
                                                         =======       =======

    All investments at March 31, 2000 have contractual maturities of one year or less. During the three months ended March 31, 2000, available-for-sale securities with fair values at the date of sale of approximately $15.6 million were sold.

NOTE 4--SEGMENT INFORMATION

    The following represents the reportable product segments of the Company as of and for the three months ended March 31, 2000 and 1999, in thousands:

                                                                      OPERATING INCOME
                                                    NET SALES              (LOSS)             TOTAL ASSETS
                                               -------------------   -------------------   -------------------
                                                 2000       1999       2000       1999       2000       1999
                                               --------   --------   --------   --------   --------   --------
Metrology....................................  $30,886    $30,973     $5,376    $ 6,714    $ 89,035   $ 73,045
Process Equipment............................   17,841     23,393       (615)     3,606      81,166     72,816
Industrial Measurement.......................    2,727      5,518       (460)        (6)     11,815     16,334
Unallocated Corporate amount.................       --         --     (1,170)    (1,406)     93,444     78,035
                                               -------    -------     ------    -------    --------   --------
Total........................................  $51,454    $59,884     $3,131    $ 8,908    $275,460   $240,230
                                               =======    =======     ======    =======    ========   ========

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 5--COMPREHENSIVE INCOME

    Total comprehensive income was $2.0 million and $4.8 million for the three months ended March 31, 2000 and 1999, respectively. Other comprehensive income is comprised of foreign currency translation adjustments and net unrealized holding gains and losses on available-for-sale securities.

NOTE 6--RECENT EVENTS

    On May 5, 2000, a wholly-owned subsidiary of the Company merged with CVC, Inc. ("CVC") of Rochester, New York. As a result, CVC became a subsidiary of the Company. Under the terms of the agreement, CVC shareholders received 0.43 shares of Veeco Common Stock (approximately 5.4 million shares in total) for each share of CVC Common Stock outstanding. The merger is accounted for as a pooling of interests and, as a result, historical financial data will be restated in future reports. CVC provides cluster tool manufacturing equipment used in the production of evolving tape and disk drive recording head fabrication, optical components, passive components, MRAM, bump metallization, and next generation logic devices.

    The following table displays the pro forma results of Veeco and CVC, as if the combination had been consummated at the date of the financial statements:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Net sales..............................................  $77,890        $74,539
Net income.............................................  $ 2,467        $ 6,166
Net income per common share............................  $  0.11        $  0.35
Diluted net income per common share....................  $  0.10        $  0.30

    Prior to the merger, CVC's fiscal year end was September 30. Therefore, quarterly results for 1999 were derived from CVC's three months ended December 31, 1998.

    On March 23, 2000, the Company purchased certain atomic force microscope assets. The acquisition was accounted for using the purchase method of accounting. Results of operations prior to the acquisition are not material to the Consolidated Statements of Income for the three months ended March 31, 2000 and 1999.

    On February 11, 2000, Veeco entered into a strategic alliance with Seagate Technology, Inc. ("Seagate") under which Veeco assumed production responsibility for Seagate's internal Slider Level Crown ("SLC") product line and acquired rights to commercialize such products for sale to third parties. The acquisition was accounted for using the purchase method of accounting. Results of operations prior to the acquisition are not material to the Consolidated Statements of Income for the three months ended March 31, 2000 and 1999.

    On January 31, 2000, Monarch Labs, Inc. ("Monarch"), a developer and manufacturer of automated quasi-static test systems for the data storage industry, merged with a subsidiary of Veeco. Monarch was a privately held company located in Longmont, Colorado. Under the terms of the merger, Monarch shareholders received 282,224 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests transaction, however, as Monarch's historical results of operations and financial position are not material in relation to those of Veeco, financial information prior to the merger is not restated.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 7--NEW STAFF ACCOUNTING BULLETIN

    On December 3, 1999, the SEC staff issued Staff Accounting Bulletin
No. 101, "Revenue Recognition" ("SAB 101"). The SEC Staff addresses several issues in SAB 101, including the timing for recognizing revenue derived from selling arrangements involving contractual customer acceptance provisions where installation of the product occurs after shipment and transfer of title. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Applying the requirements of SAB No. 101 to the present selling arrangements used by the Company may result in a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue until installation is complete and the product is accepted by the customer. The effect of the change will be recognized as a cumulative effect of a change in accounting in the Company's second quarter ending on June 30, 2000. Management is currently evaluating the impact of this change and believes that, in the period of adoption, the amount of revenue that will be deferred could be material.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Net sales of $51.5 million for the three months ended March 31, 2000 represents a decrease of 14% from the 1999 comparable period sales of $59.9 million, reflecting a decrease principally in process equipment sales. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 46%, 16%, 17% and 21%, respectively, of the Company's net sales for the three months ended March 31, 2000. Sales in the U.S. increased 12% from the comparable 1999 period due to a 20% increase in U.S. process equipment sales and a 37% increase in U.S. metrology sales, partially offset by a 55% decrease in industrial measurement sales. Sales in Europe, Japan and Asia Pacific decreased 18%, 38% and 25%, respectively. The decrease in Europe and Japan is principally due to a decrease in process equipment sales. The decrease in Asia Pacific is a result of lower sales in both the process equipment and metrology segments. The Company believes that there will continue to be quarter to quarter variations in the geographic concentration of sales.

    Metrology sales of $30.9 million for the three months ended March 31, 2000 remained relatively flat from the comparable 1999 period. Process equipment sales of $17.8 million for the three months ended March 31, 2000 represents a decrease of $5.6 million, or 24%, from the comparable 1999 period, due primarily to significant data storage shipment delays and reduced capital spending by the Company's data storage customers. Industrial measurement sales of $2.7 million for the three months ended March 31, 2000 represents a decrease of $2.8 million, or 51%, from the comparable 1999 period, principally due to the sale on January 17, 2000 of the Company's leak detection business.

    Veeco received $79.1 million of orders during the three months ended
March 31, 2000, a 13% increase compared to $70.1 million of orders for the comparable 1999 period. Process equipment orders decreased 31% to $28.5 million, while metrology orders increased by 90% to $47.4 million, reflecting an increase in bookings for semiconductor and research applications for the Company's atomic force metrology products, as well as approximately $14.5 million of orders for Veeco's two recently acquired metrology businesses. Monarch Labs and the Slider Level Crown product line were both acquired during the first quarter 2000. The decrease in process equipment orders reflects a 75% reduction in orders for data storage process equipment products, offset by a 284% increase in orders for Veeco's Ion Tech subsidiary's Dense Wavelength Division Multiplexing ("DVDM") related equipment. The book/bill ratio for the Company's first quarter of 2000 was 1.54.

    Gross profit for the three months ended March 31, 2000 of $25.4 million represents a decrease of $3.1 million from the comparable 1999 period. Despite the sales volume decrease, gross profit as a percentage of net sales increased to 49.4% for 2000 from 47.7% for the comparable 1999 period, due to a favorable mix, as sales of equipment for the optical telecommunications market increased 137%, while industrial measurement sales decreased 51% due to the sale of the leak detection business in January 2000.

    Research and development expenses of $8.6 million for the three months ended March 31, 2000 increased by $1.3 million, or 18%, over the comparable period of 1999, due primarily to the increase in research and development for Ion Tech's optical telecommunications equipment, as well as product development in the newly acquired metrology businesses of OptiMag, Monarch and the Seagate crown adjust tools.

    Selling, general and administrative expenses of $13.0 million for the three months ended March 31, 2000 increased by approximately $0.7 million to 25.2% of net sales in 2000 from 20.5% in 1999, principally due to the expansion of direct sales and service presence in both Japan and the Asia Pacific regions.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
    The Company recorded merger expenses of approximately $0.25 million in the three months ended March 31, 2000 principally related to the merger with Monarch Labs, Inc. representing transaction and other costs.

    Income taxes for the three months ended March 31, 2000 amounted to $1.3 million, or 35%, of income before income taxes, as compared to $3.3 million, or 37%, of income before income taxes, for the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operations totaled $14.2 million for the three months ended March 31, 2000 compared to $3.9 million for the comparable 1999 period. This change in cash used in operations reflects a decrease in net income for the 2000 period of $3.3 million from the comparable 1999 period, along with the use of cash for changes in operating assets and liabilities. Accrued expenses and other current liabilities decreased by $10.1 million during the three months ended March 31, 2000, while increasing $5.1 million during the comparable 1999 period. The decrease in accrued expenses and other current liabilities is due primarily to the payment of income taxes. Accounts receivable increased by $4.2 million during the three months ended March 31, 2000, while increasing $13.8 million during the comparable 1999 period. The increase in accounts receivable in 1999 is due to the timing of sales, which were skewed towards the end of the March 31, 1999 quarter, as well as increased sales volume in 1999. Inventories increased by $8.5 million due to shipment delays, as well as production ramp at Ion Tech and the metrology acquisitions completed this quarter.

    Net cash used in investing activities for the three months ended March 31, 2000 totaled $9.6 million compared to $0.8 million for the comparable 1999 period. Cash used in 2000 consisted of $4.8 million of capital expenditures partially offset by $3.0 million of proceeds from the sale of the leak detection business. The Company also expended approximately $7.2 million for the purchase of assets of acquired businesses in 2000.

    Net cash provided by financing activities for the three months ended
March 31, 2000 totaled $7.1 million, compared to $50.5 million for the comparable 1999 period. Cash provided by financing activities in 2000 consisted of $10.0 million of proceeds from borrowings under the Company's line of credit, as well as proceeds of $5.1 million from stock issuances upon exercise of stock options, partially offset by $8.0 million of debt repayments, related to the repayment of promissory notes owed to the former shareholders of Digital Instruments, Inc., which was merged into the Company in May 1998. Cash provided by financing activities in 1999 of $50.5 million primarily resulted from a public offering by the Company in February 1999.

    The Company has an unsecured $40.0 million Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR-based interest rate option is also provided. As of March 31, 2000 there was $10.0 million outstanding under the Credit Facility. In May 2000, this credit facility was amended to allow for the recently completed CVC merger.

    In connection with the atomic force microscope acquisition, the Company will be required to pay approximately $4.8 million of the purchase price to the seller, due in four equal quarterly installments, commencing on June 23, 2000 and with the final payment due on March 23, 2001.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
    In connection with the OptiMag acquisition, the Company will be required to pay consideration to the former shareholders of OptiMag based upon both future sales and the future appraised value of OptiMag. The consideration will be calculated based upon a predetermined percentage of OptiMag's sales for the period from January 1, 2000 to December 31, 2000, as well as the appraised fair market value of OptiMag, adjusted for certain items, as of December 31, 2000.

    The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's Credit Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Veeco's investment portfolio consists of cash equivalents, corporate bonds, commercial paper, floating rate bonds, obligations of U.S. Government agencies and municipal bonds. These investments are considered available-for-sale securities; accordingly, the carrying amounts approximate fair value. Assuming March 31, 2000 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. Veeco's net sales to foreign customers represented approximately 54% of Veeco's total net sales for the three months ended March 31, 2000 and 65% for the comparable 1999 period. The Company expects net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 16% of Veeco's total net sales for the three months ended March 31, 2000 and 12% for the comparable 1999 period. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign currency exchange loss included in determining consolidated results of operations was $44,000 for the three months ended March 31, 2000 and was not material during the three months ended
March 31, 1999. Changes in currency exchange rates that have the largest impact on translating Veeco's international operating profit include the German mark and Japanese yen. The Company estimates that a 10% change in foreign currency exchange rates would impact reported operating profit for the three months ended March 31, 2000 by approximately $1.3 million. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

                    VEECO INSTRUMENTS INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

    On May 5, 2000, a wholly-owned subsidiary of the Company merged with CVC, Inc. ("CVC") of Rochester, New York. As a result, CVC became a subsidiary of the Company. Under the terms of the agreement, CVC shareholders received 0.43 shares of Veeco Common Stock (approximately 5.4 million shares in total) for each share of CVC Common Stock outstanding. The merger is accounted for as a pooling of interests and, as a result, historical financial data will be restated in future reports. CVC provides cluster tool manufacturing equipment used in the production of evolving tape and disk drive recording head fabrication, optical components, passive components, MRAM, bump metallization, and next generation logic devices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

                                                                   INCORPORATED BY REFERENCE
NUMBER                  EXHIBIT                                    TO THE FOLLOWING DOCUMENTS
------                  -------                                    --------------------------
  2.1                   Agreement and Plan of Merger among Veeco   Current Report on Form 8-K filed on
                        Instruments Inc., Veeco Acquisition Corp.  March 13, 2000, Exhibit 2.1
                        and CVC, Inc. dated February 29, 2000.

 10.1                   Amendment No. 3 and Waiver to Credit       Annual Report on Form 10-K for the Year
                        Agreement, dated March 3, 2000 between     Ended December 31, 1999, Exhibit 10.4
                        Veeco Instruments Inc., Fleet Bank N.A.
                        and The Chase Manhattan Bank.

 27.1                   Financial Data Schedule of Veeco           *
                        Instruments Inc. for the quarterly period
                        ended March 31, 2000.

 27.2                   Financial Data Schedule of Veeco           *
                        Instruments Inc. for the quarterly period
                        ended March 31, 1999. (restated)

------------------------

*   Filed herewith

(b) Reports on Form 8-K.

    The Registrant filed an amendment on Form 8-K/A on January 12, 2000 to its Current Report on Form 8-K dated November 17, 1999, to clarify that neither its acquisition of Ion Tech, Inc. nor its acquisition of Tulakes Real Estate Investments, Inc. was a significant business combination which would require the filing of financial statements or pro forma financial information.

    The Registrant filed a Current Report on Form 8-K on March 13, 2000 regarding the Agreement and Plan of Merger dated February 29, 2000 among Veeco Instruments Inc., Veeco Acquisition Corp. and CVC, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2000

                                        Veeco Instruments Inc.
                                        By: /s/ Edward H. Braun
                                        ----------------------------------------

                                        Edward H. Braun
                                        Chairman and Chief Executive Officer

                                        By: /s/ John F. Rein, Jr.
                                        ----------------------------------------

                                        John F. Rein, Jr.
                                        Executive Vice President, Finance,
                                        Chief Financial Officer, Treasurer and
                                        Secretary