Form 10-Q
period 2000-06-30
VEECO INSTRUMENTS INC
filed 2000-08-14
CIK 103145

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                         Commission file number 0-16244

                               ------------------


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
    Plainview, New York                                       (Zip Code)

       Registrant's telephone number, including area code: (516) 349-8300

                               -------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes /X/   No ___

23,679,098 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on August 2, 2000.

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

o the dependence on principal customers and the cyclical nature of the data storage, semiconductor and optical telecommunications industries,

o  fluctuations in quarterly operating results,

o rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

o  limited sales backlog,

o  the highly competitive nature of industries in which the company operates,

o  changes in foreign currency exchange rates, and

o the other matters discussed in the Business Description contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

                             VEECO INSTRUMENTS INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

                                                                          PAGE

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income -
         Three Months Ended June 30, 2000 and 1999                          4

         Condensed Consolidated Statements of Income -
         Six Months Ended June 30, 2000 and 1999                            5

         Condensed Consolidated Balance Sheets -
         June 30, 2000 and December 31, 1999                                6

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2000 and 1999                            7

         Notes to Condensed Consolidated Financial Statements               8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         19


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 6.  Exhibits and Reports on Form 8-K                                  21


SIGNATURES                                                                 23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Veeco Instruments Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                      2000           1999
                                                      ----           ----

Net sales                                           $ 93,579       $ 77,092
Cost of sales                                         66,857         40,808
                                                    --------       --------
Gross Profit                                          26,722         36,284

Costs and expenses:
   Research and development expense                   14,063          9,910
   Selling, general and administrative expense        19,158         14,884
   Amortization expense                                  976            108
   Other expense (income), net                            61           (467)
   Merger and reorganization expenses                 13,956           --
   Asset impairment charge                             3,722           --
                                                    --------       --------
Operating (loss) income                              (25,214)        11,849
Interest income, net                                    (136)          (236)
                                                    --------       --------
(Loss) income before income taxes                    (25,078)        12,085
Income tax (benefit) provision                        (9,815)         4,432
                                                    --------       --------
Net (loss) income                                   ($15,263)      $  7,653
                                                    ========       ========
Net (loss) income per common share                    ($0.65)         $0.37
Diluted net (loss) income per common share            ($0.65)         $0.36

Weighted average shares outstanding                   23,463         20,530
Diluted weighted average shares outstanding           23,463         21,186

SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                             --------
                                                       2000            1999
                                                       ----            ----

Net sales                                           $ 171,469       $ 151,631
Cost of sales                                         110,170          80,381
                                                    ---------       ---------
Gross Profit                                           61,299          71,250

Costs and expenses:
   Research and development expense                    27,408          19,649
   Selling, general and administrative expense         36,286          29,916
   Amortization expense                                 1,485             239
   Other expense (income), net                             40            (501)
   Merger and reorganization expenses                  14,206            --
   Asset impairment charge                              3,722            --
                                                    ---------       ---------
Operating (loss) income                               (21,848)         21,947
Interest income, net                                     (521)            (61)
                                                    ---------       ---------
(Loss) income before income taxes                     (21,327)         22,008
Income tax (benefit) provision                         (8,531)          8,189
                                                    ---------       ---------
Net (loss) income                                   ($ 12,796)      $  13,819
                                                    =========       =========

Net (loss) income per common share                     ($0.55)          $0.69
Diluted net (loss) income per common share             ($0.55)          $0.66

Weighted average shares outstanding                    23,253          20,161
Diluted weighted average shares outstanding            23,253          20,936

SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                         June 30,   December 31,
                                                           2000        1999
                                                           ----        ----
                                                       (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                $ 13,858       $ 29,852
Short-term investments                                     52,189         50,888
Accounts and trade notes receivable, net                   96,443         79,952
Inventories                                                86,644         85,876
Prepaid expenses and other current assets                  13,030          7,507
Deferred income taxes                                      14,504         12,363
                                                         --------       --------
Total current assets                                      276,668        266,438


Property, plant and equipment at cost, net                 63,030         61,298
Excess of cost over net assets acquired, net                9,732          6,500
Other assets, net                                          11,304          6,960
                                                         --------       --------
Total assets                                             $360,734       $341,196
                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                           32,933         27,723
Accrued expenses                                           41,958         37,706
Short-term borrowings from line of credit                  17,005         10,679
Notes payable to former Digital shareholders                 --            8,000
Current portion of long-term debt                           1,429          2,773
Other current liabilities                                     847          7,580
                                                         --------       --------
Total current liabilities                                  94,172         94,461
Long-term debt, net of current portion                     15,381         17,252
Other non-current liabilities                               5,462          5,539
Shareholders' equity                                      245,719        223,944
                                                         --------       --------
Total liabilities and shareholders' equity               $360,734       $341,196
                                                         ========       ========


SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                           --------
                                                                      2000          1999
                                                                      ----          ----
OPERATING ACTIVITIES
Net (loss) income                                                   ($12,796)      $ 13,819
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
Depreciation and amortization                                          7,493          4,479
Deferred income taxes                                                 (2,156)           260
Other, net                                                               (21)          (335)
Asset impairment charge                                                3,722           --
Write-off of CVC inventory                                            15,322           --
Changes in operating assets and liabilities:
Accounts receivable                                                  (20,316)        (4,848)
Inventories                                                           (9,136)        (4,504)
Accounts payable                                                       6,720          1,843
Accrued expenses and other current liabilities                        (4,376)         8,991
Recoverable income taxes                                              (9,487)          --
Other, net                                                             1,472           (992)
Operating activities three months ended 12/31/99- CVC                    638           --
                                                                    --------       --------
Net cash (used in) provided by operating activities                  (22,921)        18,713

INVESTING ACTIVITIES

Capital expenditures                                                 (11,923)        (8,685)
Proceeds from sale of property, plant and equipment                      230          2,979
Proceeds from sale of leak detection business                          3,000           --
Payment of net assets of businesses acquired                          (7,177)          --
Net purchases of short-term investments                               (1,295)          --
Investing activities three months ended 12/31/99- CVC                   (528)          --
                                                                    --------       --------
Net cash used in investing activities                                (17,693)        (5,706)

FINANCING ACTIVITIES
Proceeds from stock issuance                                          11,886         60,718
Repayment of long-term debt, net                                      (8,570)        (1,345)
Net proceeds (repayments) from borrowings under line of credit        17,005         (4,146)
Other                                                                   --             (151)
Financing activities three months ended 12/31/99- CVC                  3,627           --
                                                                    --------       --------
Net cash provided by financing activities                             23,948         55,076
Effect of exchange rates on cash and cash equivalents                    672            804
                                                                    --------       --------
Net change in cash and cash equivalents                              (15,994)        68,887
Cash and cash equivalents at beginning of period                      29,852         23,599
                                                                    --------       --------
Cash and cash equivalents at end of period                          $ 13,858       $ 92,486
                                                                    ========       ========

SEE ACCOMPANYING NOTES

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares for the three months and six months ended June 30, 2000 was antidilutive, therefore dilutive earnings per share is not presented for such periods.

The following table sets forth the reconciliation of diluted weighted average shares outstanding:

                                                  Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                    2000       1999         2000         1999
                                                    ----       ----         ----         ----
                                                     (In thousands)           (In thousands)
Weighted average shares outstanding                23,463      20,530      23,253      20,161
Dilutive effect of stock options and warrants        --           656        --           775
                                                   ------      ------      ------      ------
Diluted weighted average shares outstanding        23,463      21,186      23,253      20,936
                                                   ======      ======      ======      ======

NOTE 2 - CVC MERGER AND RELATED NON-RECURRING CHARGES

On May 5, 2000, a wholly-owned subsidiary of the Company merged with CVC, Inc. ("CVC") of Rochester, New York. As a result, CVC became a subsidiary of the Company. Under the terms of the agreement, CVC shareholders received 0.43 shares of Veeco Common Stock (approximately 5.4 million shares in total) for each share of CVC Common Stock outstanding. The merger was accounted for as a pooling of interests and, as a result, historical financial data has been restated to include CVC data. CVC provides cluster tool manufacturing equipment used in the production of evolving tape and disk drive recording head fabrication, optical

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES
components, passive components, MRAM, bump metallization, and next generation logic devices.

In conjunction with the merger with CVC, Veeco incurred non-recurring charges of $33.0 million during the six months ended June 30, 2000. Of these charges, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. The Company implemented its reorganization plan in an effort to integrate CVC into the Company, consolidate duplicate manufacturing facilities and reduce other operating costs. The $4.8 million charge for duplicate facility and personnel costs principally related to the closing of the CVC Virginia facility and an approximate 200-person work force reduction, which includes both management and manufacturing employees principally located in Alexandria, Virginia, Rochester and Plainview, New York. For the six months ended June 30, 2000, approximately $1.0 million of termination benefits have been paid, which reflects the termination of approximately 200 employees. The write-down of long-lived assets to estimated net realizable value related primarily to leasehold improvements, machinery and equipment and intangible assets for CVC's Virginia facility. In addition, the $15.3 million non-cash write-off of inventory principally related to the CVC Virginia facility product line of ion beam etch and deposition equipment. The Company intends to integrate the technology from this product line into Veeco's existing ion beam etch and deposition products. Accordingly, the Company has determined that a portion of this product line's inventory is not useable in the future.

The following unaudited data summarizes the combined results (in thousands) of the operations of the Company and CVC as though the merger had occurred at the beginning of fiscal year 1997:

                                    Year Ended
                                   December 31,
                         1999          1998          1997
                       ------------------------------------
Net sales:
         Veeco         $246,606      $214,985      $223,410
         CVC             82,915        68,173        62,588
                       --------      --------      --------
         Combined      $329,521      $283,158      $285,998
                       ========      ========      ========

Net income:
         Veeco         $ 20,410      $ 13,373      $ 26,616
         CVC              1,571           264         2,045
                       --------      --------      --------
         Combined      $ 21,981      $ 13,637      $ 28,661
                       ========      ========      ========

Prior to the merger, CVC's fiscal year end was September 30. Therefore, the second quarter and first half Consolidated Statements of Income for 1999 were derived from CVC's three months

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES
and six months ended March 31, 1999, respectively. In addition, the December 31, 1999 Consolidated Balance Sheet was derived from CVC's September 30, 1999 balance sheet.

NOTE 3 - OTHER RECENT EVENTS

On March 23, 2000, the Company purchased certain atomic force microscope assets. The acquisition was accounted for using the purchase method of accounting. Results of operations prior to the acquisition are not material to the Consolidated Statements of Income for the three and six months ended June 30, 2000 and 1999.

On February 11, 2000, Veeco entered into a strategic alliance with Seagate Technology, Inc. ("Seagate") under which Veeco assumed production responsibility for Seagate's internal Slider Level Crown ("SLC") product line and acquired rights to commercialize such products for sale to third parties. The acquisition was accounted for using the purchase method of accounting. Results of operations prior to the acquisition are not material to the Consolidated Statements of Income for the three and six months ended June 30, 2000 and 1999.

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

NOTE 4 - INVENTORIES

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                    June 30,             December 31,
                                      2000                   1999
                                     ------                 ------
                                            (In thousands)

Components and spare parts           $54,410                $49,609
Work-in-progress                      19,476                 21,736
Finished goods                        12,758                 14,531
                                     -------                -------
                                     $86,644                $85,876
                                     =======                =======

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 5 - BALANCE SHEET INFORMATION

                                                      June 30,      December 31,
                                                        2000            1999
                                                      --------      ------------
                                                           (In thousands)
Allowance for doubtful accounts                       $ 2,902         $ 2,403
Accumulated depreciation and amortization
  of property, plant and equipment                    $42,869         $34,115
Accumulated amortization of excess of cost
  over net assets acquired                            $ 1,711         $ 1,335

SHORT-TERM INVESTMENTS

The carrying amounts of available-for-sale securities approximate fair value. The following is a summary of available-for-sale securities:

                                               June 30,          December 31,
                                                 2000                1999
                                               --------          -----------
                                                     (In thousands)

   Commercial paper                             $14,704            $19,047
   Municipal bonds                               18,529             14,527
   Floating rate bonds                            7,933              9,029
   Corporate bonds                                6,839              6,071
   Obligations of U.S. Government agencies        2,004              2,003
   Other debt securities                          2,180                211
                                                -------            -------
                                                $52,189            $50,888
                                                =======            =======

All investments at June 30, 2000 have contractual maturities of one year or less. During the six months ended June 30, 2000, available-for-sale securities with fair values at the date of sale of approximately $27.3 million were sold.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 6 - SEGMENT INFORMATION

The following represents the reportable product segments of the Company, in thousands:

                                                                          Unallocated            Non-
                                              Process      Industrial       Corporate       recurring
                             Metrology      Equipment     Measurement          Amount         Charges           Total
                             ---------      ---------     -----------          ------         -------           -----
THREE MONTHS
ENDED
JUNE 30, 2000

Net sales                    $  43,130      $  47,638       $   2,811       $    --         $    --         $  93,579
Operating income (loss)          8,426          1,673            (565)         (1,748)        (33,000)        (25,214)
THREE MONTHS
ENDED
JUNE 30, 1999

Net sales                    $  25,464      $  47,352       $   4,276       $    --         $    --         $  77,092
Operating income (loss)          4,693          8,434            (256)         (1,022)           --            11,849

SIX MONTHS
ENDED
JUNE 30, 2000

Net sales                       74,017         91,915           5,537            --              --           171,469
Operating income
(loss)                          13,802          1,293          (1,026)         (2,667)        (33,250)        (21,848)
Total assets                    99,507        170,308          11,368          79,551            --           360,734

SIX MONTHS
ENDED
JUNE 30, 1999

Net sales                       56,436         85,400           9,795            --              --           151,631
Operating income
(loss)                          11,406         13,232            (262)         (2,429)           --            21,947
Total assets                    67,874        124,261          15,731          92,328            --           300,194

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was ($15.7) million and ($13.6) million for the three and six months ended June 30, 2000, and $7.2 and $12.5 million for the three and six months ended June 30, 1999, respectively. Other comprehensive income is comprised of foreign currency translation adjustments, minimum pension liability and net unrealized holding gains and losses on available-for-sale securities.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 8 - NEW STAFF ACCOUNTING BULLETIN

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). The SEC Staff addresses several issues in SAB 101, including the timing for recognizing revenue derived from sales arrangements involving contractual customer acceptance provisions where installation of the product occurs after shipment and transfer of title. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Applying the requirements of SAB No. 101 to the present selling arrangements used by the Company may result in a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue or a portion of the revenue derived from the sale until installation is complete and the product is accepted by the customer. Based on current SEC guidance, the effect of the change will be recognized as a cumulative effect of a change in accounting in the Company's fourth quarter ending December 31, 2000. Management is currently evaluating the impact of this change and believes that, in the period of adoption, the amount of revenue that will be deferred could be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net sales of $93.6 million for the three months ended June 30, 2000 represents an increase of 21% from the 1999 comparable period sales of $77.1 million, resulting principally from an increase in metrology sales. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 45%, 20%, 15% and 20%, respectively, of the Company's net sales for the three months ended June 30, 2000. Sales in the U.S. decreased 6% from the comparable 1999 period due to a 10% and 69% decrease in U.S. process equipment and industrial measurement sales, respectively, partially offset by a 21% increase in U.S. metrology sales. Sales in Europe, Japan and Asia Pacific increased 76%, 19% and 151%, respectively. The increase in Europe is a result of higher sales in both the process equipment and metrology segments, as well as Veeco's CVC subsidiary, which did not commence sales in Europe until the third quarter of 1999. The increase in Japan and Asia Pacific is principally due to an increase in metrology sales. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

Process equipment sales of $47.6 million for the three months ended June 30, 2000 remained relatively flat compared to the 1999 period. Metrology sales of $43.1 million for the three months ended June 30, 2000 represents an increase of approximately $17.7 million, or 69%, from the 1999 comparable period sales of $25.5 million, due primarily to sales of the Company's atomic force microscopes
(AFM) to the semiconductor market and optical metrology products to the data storage market. Industrial measurement sales of $2.8 million for the three months ended June 30, 2000 represents a decrease of $1.5 million, or 34%, from the comparable 1999 period, principally due to the sale on January 17, 2000 of the Company's leak detection business.

Veeco received $132.4 million of orders during the three months ended June 30, 2000, a 65% increase compared to $80.5 million of orders for the comparable 1999 period. Process equipment orders increased 62% to $83.6 million, due primarily to an increase in orders from both optical telecommunications and data storage customers. Veeco's Ion Tech subsidiary had an increase of $27.0 million or 227% in orders for Dense Wave Division Multiplexing (DWDM) related equipment. Etch and deposition equipment orders increased 12% to $44.6 million from $39.8 million for the comparable 1999 period. Metrology orders increased by 82% to $46.2 million, reflecting an increase in bookings for atomic force microscopes and optical metrology products. The Company's book/bill ratio for the second quarter of 2000 was 1.41.

In connection with the merger with CVC, the Company incurred non-recurring charges of $33.0 million, of which a $15.3 million non-cash charge or 16.4% of net sales related to the write-off of inventory, which has been included in cost of sales. As a result, gross profit for the three months ended June 30, 2000 of $26.7 million represents a decrease of $9.6 million from the comparable 1999 period. Gross profit, excluding non-recurring charges, as a percentage of net sales decreased to 44.9%, from 47.1% for the comparable
1999 period, principally due to a decline in the data storage process equipment area primarily attributable to the decrease in etch and deposition equipment sales, pricing pressure and underutilized overhead structure. As a result of the merger with CVC, the Company closed CVC's Virginia facility, which was duplicative to its New York operations. This action will result in a lower overhead cost structure.

Research and development expenses of $14.1 million for the three months ended June 30, 2000 increased by approximately $4.2 million, or 42%, over the comparable period of 1999, due primarily to the increase in research and development for both process equipment and metrology products, as well as product development in the newly acquired metrology businesses of OptiMag, Monarch, the atomic force microscope business and the slider crown adjust product line.

Selling, general and administrative expenses of $19.2 million for the three months ended June 30, 2000 increased by approximately $4.3 million to 20.5% of net sales in 2000 from 19.3% in 1999. This increase is principally due to the expansion of direct sales and service presence in both Japan and the Asia Pacific regions, as well as the purchase of OptiMag, the slider crown adjust product line and the atomic force microscope business, which had no comparable operating spending in 1999 since they were accounted for using the purchase method of accounting.

In conjunction with the merger with CVC, Veeco incurred non-recurring charges of $33.0 million. Of these charges, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets.

Income taxes for the three months ended June 30, 2000 amounted to a $9.8 million tax benefit, or 39% of loss before income taxes, as compared to $4.4 million of income tax expense, or 37% of income before income taxes, for the same period of 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net sales were $171.5 million for the six months ended June 30, 2000 representing an increase of approximately $19.8 million or 13% over the comparable 1999 period. The increase principally reflects growth in process equipment and metrology sales. Sales in the US, Europe, Japan and Asia Pacific accounted for 44%, 21%, 17% and 17%, respectively, of the Company's net sales for the six months ended June 30, 2000. Sales in the US and Japan remained relatively flat from the comparable 1999 period, while sales to Europe and Asia Pacific increased 72% and 36%, respectively. The increase in sales in Europe is due primarily to Veeco's CVC subsidiary, which did not commence sales to Europe until the third quarter of 1999, and an increase in sales of Veeco's metrology products. The increase in sales in Asia Pacific resulted from a 48% increase in metrology sales partially offset by a decline of 30% in process equipment sales.

Process equipment sales were $91.9 million for the six months ended June 30, 2000, an increase of approximately $6.5 million or 8% from the comparable
1999 period, due to an increase in sales of Ion Tech's DWDM related equipment, partially offset by a decline in etch and deposition sales. Metrology sales for the six months ended June 30, 2000 were $74.0 million, an increase of approximately $17.6 million or 31% compared to the comparable 1999 period, reflecting a 46% increase in optical metrology products from the newly acquired metrology businesses of OptiMag, Monarch and the slider crown adjust product line, as well as a 22% increase in the sales of atomic force microscopes. Industrial measurement sales for the six months ended June 30, 2000 were $5.5 million, a decrease of 43% from the comparable 1999 period principally due to the sale on January 17, 2000 of the Company's leak detection business.

Veeco received $243.6 million of orders for the six months ended June 30, 2000, a 40% increase compared to $174.1 million of orders in the comparable 1999 period. Process equipment orders increased 24% to $144.2 million, principally reflecting an increase in optical telecommunications bookings. Metrology orders increased 86% to $93.6 million, reflecting a 148% increase in optical metrology products, as well as an increase in atomic force microscopes. The book/bill ratio for the six months ended June 30, 2000 was 1.42.

In connection with the merger with CVC, the Company incurred non-recurring charges of $33.0 million, of which a $15.3 million non-cash charge or 8.9% of net sales related to the write-off of inventory, which has been included in cost of sales. As a result, gross profit for the six months ended June 30, 2000 of $61.3 million represents a decrease of $10.0 million from the comparable 1999 period. Gross profit, excluding the non-recurring charges, as a percentage of net sales decreased to 44.7% for 2000 from 47.0 % for the comparable 1999 period, principally due to a decline in the data storage process equipment area primarily attributable to the decrease in etch and deposition equipment sales, pricing pressure and underutilized overhead structure. As a result of the merger with CVC, the Company closed CVC's Virginia facility, which was duplicative to its New York operations. This action will result in a lower overhead cost structure.

Research and development expenses of $27.4 million for the six months ended June 30, 2000 increased by approximately $7.8 million, or 39%, over the comparable period of 1999, due primarily to the continued investment in new products and technology, particularly in the process equipment area.

Selling, general and administrative expenses were $36.3 million or 21.2% of net sales for the six months ended June 30, 2000, as compared to $29.9 million or 19.7% of net sales in 1999. This increase was principally due to the expansion of direct sales and service presence in both Japan and the Asia Pacific regions as well as the purchase of OptiMag, the slider crown adjust product line and the atomic force microscope business, which had no comparable operating spending in 1999 since they were accounted for using the purchase method of accounting.

In the six months ended June 30, 2000, the Company recorded $33.25 million of non-recurring charges. In addition to the $33.0 million charge in conjunction with the CVC merger, Veeco also recorded merger expenses of $0.25 million in the six months ended June 30, 2000 representing transaction and other costs related to the merger with Monarch Labs, Inc.

Income taxes for the six months ended June 30, 2000 amounted to an $8.5 million tax benefit, or 40% of loss before income taxes, as compared to $8.2 million of income tax expense, or 37% of income before income taxes, for the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations totaled $22.9 million for the six months ended June 30, 2000 compared to cash provided by operations of $18.7 million for the comparable 1999 period. This change in cash used in operations reflects a decrease in net income for the 2000 period of $26.6 million from the comparable 1999 period, along with the use of cash for changes in operating assets and liabilities. Accounts payable increased by $6.7 million, while increasing $1.8 million in the comparable 1999 period. The increase in accounts payable reflects the increase in volume for the six months ended June 30, 2000. Accrued expenses and other current liabilities decreased by $4.4 million during the six months ended June 30, 2000, while increasing $9.0 million during the comparable 1999 period. The decrease in accrued expenses and other current liabilities is due primarily to the payment of income taxes, offset by accrued merger and reorganization costs, primarily for CVC. Accounts receivable increased by $20.3 million during six months ended June 30, 2000, while increasing $4.8 million during the comparable 1999 period. The increase in accounts receivable in 2000 is due to the increased sales volume in 2000, as well as slower payment by certain data storage and international customers. Inventories increased by $9.1 million due to the increase in purchases of inventory related to increases in both metrology and optical telecommunications process equipment sales. As a result of the merger and reorganization costs incurred in connection with the CVC merger, the Company anticipates a refund of income taxes of approximately $9.5 million. Net cash used in operations for the six months ended June 30, 2000 also included operating activities for the three months ended December 31, 1999 related to CVC. Prior to the merger, CVC's fiscal year end was September 30.

Net cash used in investing activities for the six months ended June 30, 2000 totaled $17.7 million compared to $5.7 million for the comparable 1999 period. Cash used in 2000 consisted of $11.9 million of capital expenditures partially offset by $3.0 million of proceeds from the sale of the leak detection business. The Company also expended approximately $7.2 million for the purchase of assets of acquired businesses and approximately $1.3 million for the purchase of short-term investments in 2000. Net cash used in investing activities for the six months ended June 30, 2000 also included investing activities for the three months ended December 31, 1999 related to CVC. Prior to the merger, CVC's fiscal year end was September 30.

Net cash provided by financing activities for the six months ended June 30, 2000 totaled $23.9 million, compared to $55.1 million for the comparable 1999 period. Cash provided by financing activities in 2000 consisted of $17.0 million of proceeds from borrowings under the Company's revolving credit facilities, as well as proceeds of $11.9 million from stock issuances upon exercise of stock options, partially offset by $8.6 million of debt repayments. Net cash provided by financing activities for the six months ended June 30, 2000 also included financing activities for the three months ended December 31, 1999 related to CVC. Prior to the merger, CVC's fiscal year end was September 30.

The Company has an unsecured $40.0 million Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but such rate may be increased to a maximum rate of .25% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR-based interest rate option is also provided. As of June 30, 2000, there was $10.0 million outstanding under the Credit Facility. In May 2000, this credit facility was amended to allow for the recently completed CVC merger. The Company's CVC subsidiary also has a $15.0 million line of credit. Maximum borrowings under this line are based upon certain financial criteria and are at an interest rate of prime. As of June 30, 2000, there was approximately $7.0 million outstanding under this line.

In connection with the atomic force microscope acquisition, the Company will be required to pay approximately $4.8 million of the purchase price to the seller, due in four equal quarterly installments, with the final payment due on March 23, 2001.

In connection with the OptiMag acquisition, the Company agreed to purchase approximately twenty-five percent of OptiMag's outstanding stock which it does not already own on October 15, 2000 for approximately $1.2 million. In addition, the Company will be required to pay consideration to the former shareholders of OptiMag based upon both future sales and the future appraised value of OptiMag. The consideration will be calculated based upon a predetermined percentage of OptiMag's sales for the period from January 1, 2000 to December 31, 2000, as well as the appraised fair market value of OptiMag, adjusted for certain items, as of December 31, 2000.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's credit facilities will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Veeco's investment portfolio consists of cash equivalents, corporate bonds, commercial paper, floating rate bonds, obligations of U.S. Government agencies and municipal bonds. These investments are considered available-for-sale securities; accordingly, the carrying amounts approximate fair value. Assuming June 30, 2000 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. Veeco's net sales to foreign customers represented approximately 55% and 56% of Veeco's total net sales for the three and six months ended June 30, 2000, respectively, and 42% and 49% for the three and six months ended June 30, 1999, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 8% and 9% of Veeco's total net sales for the three and six months ended June 30, 2000, respectively, and 9% for both the three and six months ended June 30, 1999. The Company has not engaged in foreign currency hedging transactions. The aggregate foreign currency exchange loss included in determining consolidated results of operations was not material during the three and six months ended June 30, 2000 and 1999. The change in currency exchange rate that has the largest impact on translating Veeco's international operating profit is the Japanese yen. The Company estimates that a 10% change in foreign currency exchange rates would impact reported operating profit for the six months ended June 30, 2000 by approximately $1.1 million. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of the Company was held on May 5, 2000 to (a) approve the issuance of shares of the Company's common stock in connection with the merger of CVC, Inc. with a subsidiary of the Company and (b) to approve an amendment to the Company's certificate of incorporation to increase the authorized shares of common stock from 25,000,000 shares to 40,000,000 shares. As of the record date for the meeting, there were 18,137,390 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting. The results of the voting were as follows:

                                                                 BROKER
    MATTER         FOR            AGAINST        ABSTAINED      NON-VOTES
    ------     ----------         -------        ---------      ---------
      (a)      12,137,626         408,015         299,376         133,263
      (b)      12,131,134         532,766         309,080           5,300


The annual meeting of stockholders of the Company was held on May 12, 2000. The matters voted on at the meeting were: (a) the election of two directors, (i) Edward H. Braun and (ii) Richard A. D'Amore; (b) the adoption of the Veeco Instruments Inc. 2000 Stock Option Plan; and (c) the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ending December 31, 2000. As of the record date for the meeting, there were 18,137,390 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting. The results of the voting were as follows:

                                                                 BROKER
    MATTER         FOR            AGAINST        ABSTAINED      NON-VOTES
    ------     ----------         -------        ---------      ---------
     (a)(i)      13,435,618         104,244           --           --
     (a)(ii)     13,435,618         104,244           --           --
      (b)         7,931,572         918,177          24,410     4,665,703
      (c)        13,509,240          29,942             680        --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

(a)  Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

                                                                   INCORPORATED BY REFERENCE
NUMBER      EXHIBIT                                                TO THE FOLLOWING DOCUMENTS
------      -------                                                --------------------------
3.1         Amendment to Certificate of Incorporation of           *
            Veeco Instruments Inc. dated May 5, 2000

3.2         Seconded Amended and Restated Bylaws of Veeco          *
            Instruments Inc. effective May 5, 2000

10.1        Amendment No. 4 to Credit  Agreement,  dated May       *
            4, 2000 between Veeco  Instruments  Inc.,  Fleet
            Bank N.A. and The Chase Manhattan Bank.

10.2        Employment Agreement dated as of April 3, 2000         *
            between Edward H. Braun and Veeco Instruments
            Inc.

10.3        Employment Agreement dated as of February 29,          Registration Statement on Form S-4
            2000 between Christine B. Whitman and Veeco            (File No. 33-32608), filed March 15, 2000,
            Instruments Inc.                                       Exhibit 10.3

10.4        Employment Agreement dated as of April 3, 2000         *
            between John F. Rein, Jr. and Veeco Instruments
            Inc.

10.5        Veeco Instruments Inc. 2000 Stock Option Plan          Current Report on Form 8-K filed May 9, 2000,
                                                                   Exhibit 10.1

10.6        CVC, Inc. 1999 Non-employee Directors' Stock           Registration Statement on Form S-8 (File Number
            Option Plan                                            333-36348) filed May 5, 2000, Exhibit 4.1

10.7        CVC, Inc. Amended and Restated 1997 Stock              Registration Statement on Form S-8 (File Number
            Option Plan                                            333-36348) filed May 5, 2000, Exhibit 4.2




                                                                   INCORPORATED BY REFERENCE
NUMBER      EXHIBIT                                                TO THE FOLLOWING DOCUMENTS
------      -------                                                --------------------------
10.8        Amended and Restated (1996) Stock Option Plan          Registration Statement on Form S-8 (File Number
            of CVC, Inc. (formerly, CVC Holdings, Inc.)            333-36348) filed May 5, 2000, Exhibit 4.3

10.9        Form of Commonwealth Scientific Corporation            Registration Statement on Form S-8 (File Number
            Non-Qualified Stock Option Agreement                   333-36348) filed May 5, 2000, Exhibit 4.4

10.10       Stock Option Agreement between CVC, Inc.               Registration Statement on Form S-8 (File Number
            (formerly CVC Holdings, Inc.) and Christine B.         333-36348) filed May 5, 2000, Exhibit 4.14
            Whitman, effective December 21, 1990

10.11       Union Agreement dated October 31, 1998 between         CVC, Inc. Registration Statement on Form S-1
            CVC Products, Inc. and Local 342, International        (File Number 333-38057) filed November 3, 1999,
            Union of Electronic, Electrical, Salaried,             Exhibit 10.42
            Machine & Furniture Workers, AFL-CIO

10.12       Loan Agreement dated March 31, 1998 between CVC        CVC, Inc. Registration Statement on Form S-1
            Products, Inc. and Manufacturers and Traders           (File Number 333-38057), Exhibits 10.44, 10.45,
            Trust Company, including amendments thereto            10.46 and 10.47
            dated September 30, 1998, February 19, 1999 and
            September 22, 1999

10.13       Amendment No. 5 to Credit Agreement, dated             *
            May 4, 2000 between Veeco Instruments Inc.,
            Fleet Bank N.A. and The Chase Manhattan Bank

27.1        Financial Data Schedule of Veeco Instruments           *
            Inc. for the quarterly period ended June 30,
            2000

27.2        Financial Data Schedule of Veeco Instruments           *
            Inc. for the quarterly period ended June 30,
            1999 (restated)

*Filed herewith.

(b) Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K on May 9, 2000 regarding a revised version its 2000 Stock Option Plan.

     The Registrant filed a Current Report on From 8-K on May 12, 2000 regarding the completion of its merger with CVC, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  AUGUST 14, 2000
       --------------
                                        Veeco Instruments Inc.

                                        By:  /s/ EDWARD H. BRAUN
                                            -----------------------
                                            Edward H. Braun
                                            Chairman and Chief Executive Officer

                                        By: /s/ JOHN F. REIN, JR.
                                            -----------------------
                                            John F. Rein, Jr.
                                            Executive Vice President, Finance,
                                            Chief Financial Officer,
                                            Treasurer and Secretary

                                  EXHIBIT INDEX

EXHIBITS:

3.1 Amendment to Certificate of Incorporation of Veeco Instruments Inc. dated May 5, 2000

3.2 Seconded Amended and Restated Bylaws of Veeco Instruments Inc. effective May 5, 2000

10.1 Amendment No. 4 to Credit Agreement, dated May 4, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.

10.2 Employment Agreement dated as of April 3, 2000 between Edward H. Braun and Veeco Instruments Inc.

10.4 Employment Agreement dated as of April 3, 2000 between John F. Rein, Jr. and Veeco Instruments Inc.

10.13 Amendment No. 5 to Credit Agreement, dated May 4, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank

27.1 Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended June 30, 2000

27.2 Financial Data Schedule of Veeco Instruments Inc. for the quarterly period ended June 30, 1999 (restated)