Form 10-Q
period 2000-09-30
VEECO INSTRUMENTS INC
filed 2000-11-02
CIK 103145

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                                  Yes X No ___

Approximately 24,534,700 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on October 24, 2000.

                              SAFE HARBOR STATEMENT

     This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause these differences include, but are not limited to:

o the dependence on principal customers and the cyclical nature of the data storage, semiconductor and optical telecommunications industries,

o    fluctuations in quarterly operating results,

o rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

o limited sales backlog and, where backlog exists, the potential inability of the Company to increase production capacity to satisfy such backlog,

o    the highly competitive nature of industries in which the Company operates,

o the impact of Staff Accounting Bulletin No. 101 on the Company's revenue recognition policies, especially in the period of adoption, during which the cumulative revenue deferral could be material,

o    changes in foreign currency exchange rates, and

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

                             VEECO INSTRUMENTS INC.


                                      INDEX



PART 1.  FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                        ----

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income -
         Three Months Ended September 30, 2000 and 1999                                   4

         Condensed Consolidated Statements of Income -
         Nine Months Ended September 30, 2000 and 1999                                    5

         Condensed Consolidated Balance Sheets -
         September 30, 2000 and December 31, 1999                                         6

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2000 and 1999                                    7

         Notes to Condensed Consolidated Financial Statements                             8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              14


Item 3.  Quantitative and Qualitative Disclosure About Market Risk                        19


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                 20


SIGNATURES                                                                                21


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     Veeco Instruments Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)


                                                            Three Months Ended
                                                               September 30,
                                                               -------------
                                                            2000          1999
                                                            ----          ----
Net sales                                                 $ 92,924     $ 86,973
Cost of sales                                               50,617       47,413
                                                          --------     --------
Gross profit                                                42,307       39,560

Costs and expenses:
   Research and development expense                         13,115       11,702
   Selling, general and administrative expense              20,164       16,501
   Amortization expense                                      1,180          114
   Other expense (income), net                                 496           (3)
   In-process research and development write-off                --        1,174
                                                          --------     --------
Operating income                                             7,352       10,072
Interest income, net                                          (407)        (138)
                                                          --------     --------
Income before income taxes                                   7,759       10,210
Income tax provision                                         1,611        3,967
                                                          --------     --------
Net income                                                $  6,148     $  6,243
                                                          ========     ========

Net income per common share                               $   0.26     $   0.30
Diluted net income per common share                       $   0.24     $   0.29

Weighted average shares outstanding                         24,098       20,874
Diluted weighted average shares outstanding                 25,561       21,499



SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                    2000         1999
                                                                                    ----         ----
Net sales                                                                        $ 264,393    $ 238,604
Cost of sales                                                                      160,787      127,794
                                                                                 ---------    ---------
Gross profit                                                                       103,606      110,810

Costs and expenses:
   Research and development expense                                                 40,523       31,351
   Selling, general and administrative expense                                      56,450       46,417
   Amortization expense                                                              2,665          353
   Other expense (income), net                                                         536         (504)
   Merger and reorganization expenses                                               14,206           --
   Asset impairment charge                                                           3,722           --
   In-process research and development write-off                                        --        1,174
                                                                                 ---------    ---------
Operating (loss) income                                                            (14,496)      32,019
Interest income, net                                                                  (928)        (199)
                                                                                 ---------    ---------
(Loss) income before income taxes                                                  (13,568)      32,218
Income tax (benefit) provision                                                      (6,920)      12,156
                                                                                 ---------    ---------
Net (loss) income                                                                  ($6,648)   $  20,062
                                                                                 =========    =========

Net (loss) income per common share                                                  ($0.28)      $ 0.98
Diluted net (loss) income per common share                                          ($0.28)      $ 0.95

Weighted average shares outstanding                                                 23,537       20,400
Diluted weighted average shares outstanding                                         23,537       21,160



SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                 (In thousands)



                                                          September 30,   December 31,
                                                              2000            1999
                                                              ----            ----
                                                           (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                   $ 51,642      $ 29,852
Short-term investments                                        52,945        50,888
Accounts and trade notes receivable, net                      80,118        79,952
Inventories                                                   94,512        85,876
Prepaid expenses and other current assets                      8,714         7,507
Deferred income taxes                                         40,437        12,363
                                                            --------      --------
Total current assets                                         328,368       266,438


Property, plant and equipment at cost, net                    60,609        61,298
Excess of cost over net assets acquired, net                   9,042         6,500
Other assets, net                                             12,431         6,960
                                                            --------      --------
Total assets                                                $410,450      $341,196
                                                            ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                              27,896        27,723
Accrued expenses                                              53,763        37,706
Short-term borrowings from lines of credit                    17,240        10,679
Notes payable to former Digital shareholders                    --           8,000
Current portion of long-term debt                              1,431         2,773
Other current liabilities                                        782         7,580
                                                            --------      --------
Total current liabilities                                    101,112        94,461
Long-term debt, net of current portion                        14,957        17,252
Other non-current liabilities                                  5,547         5,539
Shareholders' equity                                         288,834       223,944
                                                            --------      --------
Total liabilities and shareholders' equity                  $410,450      $341,196
                                                            ========      ========



SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                   2000            1999
                                                                                   ----            ----
OPERATING ACTIVITIES
Net (loss) income                                                                 ($6,648)       $20,062
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
Depreciation and amortization                                                      11,594          7,078
Deferred income taxes                                                             (28,095)           248
Other, net                                                                            (39)          (416)
Asset impairment charge                                                             3,722             --
Write-off of CVC inventory                                                         15,322             --
Stock option income tax benefit                                                    28,452          1,025
In-process research and development write-off                                        --            1,174
Changes in operating assets and liabilities:
Accounts receivable                                                                (4,825)       (18,364)
Inventories                                                                       (16,065)        (2,423)
Accounts payable                                                                    1,737         (1,968)
Accrued expenses and other current liabilities                                      6,004          7,749
Recoverable income taxes                                                           (3,500)            --
Other, net                                                                         (1,462)        (1,912)
Operating activities three months ended 12/31/99- CVC                                 638             --
                                                                                  -------        -------
Net cash provided by operating activities                                           6,835         12,253

INVESTING ACTIVITIES
Capital expenditures                                                              (14,140)       (11,501)
Proceeds from sale of property, plant and equipment                                   495          3,429
Proceeds from sale of leak detection business                                       3,000             --
Payment for net assets of businesses acquired                                     (11,433)            --
Net purchases of short-term investments                                            (2,058)       (50,248)
Investing activities three months ended 12/31/99- CVC                                (528)            --
                                                                                  -------        -------
Net cash used in investing activities                                             (24,664)       (58,320)

FINANCING ACTIVITIES
Proceeds from stock issuance                                                       26,628         62,234
Repayment of long-term debt, net                                                   (8,992)        (7,888)
Net proceeds from borrowings under lines of credit                                 17,240          1,607
Other                                                                                --             (238)
Financing activities three months ended 12/31/99- CVC                               3,627             --
                                                                                  -------        -------
Net cash provided by financing activities                                          38,503         55,715
Effect of exchange rates on cash and cash equivalents                               1,116           (761)
                                                                                  -------        -------
Net change in cash and cash equivalents                                            21,790          8,887
Cash and cash equivalents at beginning of period                                   29,852         23,599
                                                                                  -------        -------
Cash and cash equivalents at end of period                                        $51,642        $32,486
                                                                                  =======        =======



SEE ACCOMPANYING NOTES.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares for the nine months ended September 30, 2000 was antidilutive, therefore dilutive earnings per share is not presented for such period.

The following table sets forth the reconciliation of diluted weighted average shares outstanding:


                                                   Three Months Ended      Nine Months Ended
                                                     September 30,            September 30,
                                                   2000        1999         2000        1999
                                                   ----        ----         ----        ----
                                                    (In thousands)           (In thousands)
Weighted average shares outstanding                24,098      20,874      23,537      20,400

Dilutive effect of stock options and warrants       1,463         625        --           760
                                                   ------      ------      ------      ------

Diluted weighted average shares outstanding        25,561      21,499      23,537      21,160
                                                   ======      ======      ======      ======


NOTE 2 - CVC MERGER AND RELATED NON-RECURRING CHARGES

On May 5, 2000, a wholly-owned subsidiary of the Company merged with CVC, Inc. ("CVC") of Rochester, New York. As a result, CVC became a subsidiary of the Company. Under the terms of the agreement, CVC shareholders received 0.43 shares of Veeco Common Stock (approximately 5.4 million shares in total) for each share of CVC Common Stock outstanding. The merger was accounted for as a pooling of interests and, as a result, historical financial data has been restated to include CVC data. CVC provides cluster tool deposition equipment used in

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES
the production of disk drive head fabrication, optical active and passive components and MRAM devices.

In conjunction with the merger with CVC, Veeco incurred non-recurring charges of $33.0 million during the nine months ended September 30, 2000. Of these charges, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. The Company implemented its reorganization plan in an effort to integrate CVC into the Company, consolidate duplicate manufacturing facilities and reduce other operating costs. The $4.8 million charge for duplicate facility and personnel costs principally related to the closing of the CVC Virginia facility and an approximate 200-person work force reduction, which includes both management and manufacturing employees principally located in Alexandria, Virginia, and Rochester and Plainview, New York. During the second and third quarters of 2000, approximately $12.5 million was charged against the $14.0 million accrual for merger and reorganization costs, which represented $8.9 million for transaction costs, $3.0 million for termination benefits paid and $0.6 million for duplicate facility costs. At September 30, 2000, the balance of the accrual is approximately $1.5 million. The write-down of long-lived assets to estimated net realizable value related primarily to leasehold improvements, machinery and equipment and intangible assets for CVC's Virginia facility. In addition, the $15.3 million non-cash write-off of inventory principally related to the CVC Virginia facility product line of ion beam etch and deposition equipment. The Company intends to integrate the technology from this product line into Veeco's existing ion beam etch and deposition products. Accordingly, the Company has determined that a portion of this product line's inventory is not useable in the future.

The following unaudited data summarizes the combined results (in thousands) of the operations of the Company and CVC as though the merger had occurred at the beginning of fiscal year 1997:
                                   Year Ended
                                  December 31,
                           1999       1998        1997
                         ------------------------------
Net sales:
         Veeco           $246,606   $214,985   $223,410
         CVC               82,915     68,173     62,588
                         --------   --------   --------
         Combined        $329,521   $283,158   $285,998
                         ========   ========   ========

Net income:
         Veeco           $ 20,410   $ 13,373   $ 26,616
         CVC                1,571        264      2,045
                         --------   --------   --------
         Combined        $ 21,981   $ 13,637   $ 28,661
                         ========   ========   ========

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Prior to the merger, CVC's fiscal year end was September 30. Therefore, the third quarter and nine month Consolidated Statements of Income for 1999 were derived from CVC's three months and nine months ended June 30, 1999, respectively. In addition, the December 31, 1999 Consolidated Balance Sheet was derived from CVC's September 30, 1999 balance sheet.

NOTE 3 - OTHER MERGERS AND ACQUISITIONS

On March 23, 2000, the Company purchased certain atomic force microscope assets. The acquisition was accounted for using the purchase method of accounting. Results of operations prior to the acquisition are not material to the Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999.

On February 11, 2000, Veeco entered into a strategic alliance with Seagate Technology, Inc. ("Seagate") under which Veeco assumed production responsibility for Seagate's internal Slider Level Crown ("SLC") product line and acquired rights to commercialize such products for sale to third parties.
The acquisition was accounted for using the purchase method of accounting. Results of operations prior to the acquisition are not material to the Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999.

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

NOTE 4 - INVENTORIES

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                September 30,   December 31,
                                    2000           1999
                                -------------   ------------
                                       (In thousands)
Components and spare parts        $58,343        $49,609
Work-in-progress                   23,812         21,736
Finished goods                     12,357         14,531
                                  -------        -------
                                  $94,512        $85,876
                                  =======        =======

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 5 - BALANCE SHEET INFORMATION


                                                September 30,   December 31,
                                                    2000           1999
                                                -------------   ------------
                                                      (In thousands)
Allowance for doubtful accounts                   $ 2,738        $ 2,403
Accumulated depreciation and amortization
  of property, plant and equipment                $43,607        $34,115
Accumulated amortization of excess of cost
  over net assets acquired                        $ 1,739        $ 1,335



SHORT-TERM INVESTMENTS

The carrying amounts of available-for-sale securities approximate fair value. The following is a summary of available-for-sale securities:


                                                                         September 30,               December 31,
                                                                            2000                        1999
                                                                         -------------               ------------
                                                                                     (In thousands)
      Commercial paper                                                    $21,692                    $  19,047
      Municipal bonds                                                      10,022                       14,527
      Floating rate bonds                                                   7,932                        9,029
      Corporate bonds                                                       7,877                        6,071
      Obligations of U.S. Government agencies                               2,038                        2,003
      Other debt securities                                                 3,384                          211
                                                                         --------                    ---------
                                                                         $ 52,945                    $  50,888
                                                                         ========                    =========

All investments at September 30, 2000 have contractual maturities of one year or less. During the nine months ended September 30, 2000, available-for-sale securities with fair values at the date of sale of approximately $56.8 million were sold.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 6 - SEGMENT INFORMATION

The following represents the reportable product segments of the Company, in thousands:

                                                                                   Unallocated
                                                Process          Industrial         Corporate        Non-recurring
                                Metrology      Equipment        Measurement           Amount           Charges             Total
---------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 30, 2000

Net sales                      $  42,834        $  47,517         $   2,573               $--             $--           $  92,924
Operating income (loss)            9,363            2,215            (1,368)           (2,858)             --               7,352

THREE MONTHS ENDED
SEPTEMBER 30, 1999

Net sales                         31,150           51,829             3,994                --              --              86,973
Operating income (loss)            7,362            5,330              (486)             (960)         (1,174)             10,072

NINE MONTHS ENDED
SEPTEMBER 30, 2000

Net sales                        116,851          139,432             8,110                --              --             264,393
Operating income (loss)           23,051            3,540            (2,312)           (5,525)        (33,250)            (14,496)
Total assets                      95,859          150,118            11,163           153,310              --             410,450

NINE MONTHS ENDED
SEPTEMBER 30, 1999

Net sales                         87,586          137,228            13,790                --              --             238,604
Operating income (loss)           18,769           18,559              (748)           (3,387)         (1,174)             32,019
Total assets                   $  66,413        $ 155,697         $  16,495         $  91,455         $    --           $ 330,060



NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was $5.6 million and ($8.0) million for the three and nine months ended September 30, 2000, and $6.8 million and $19.3 million for the three and nine months ended September 30, 1999, respectively. Other comprehensive income is comprised of foreign currency translation adjustments, minimum pension liability and net unrealized holding gains and losses on available-for-sale securities.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 8 - NEW STAFF ACCOUNTING BULLETIN

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). The SEC Staff addresses several issues in SAB 101, including the timing for recognizing revenue derived from sales arrangements involving contractual customer acceptance provisions where installation of the product occurs after shipment and transfer of title. The Company's current policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Applying the requirements of SAB 101 to the present selling arrangements used by the Company may result in a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue or a portion of the revenue derived from the sale until installation is complete and the product is accepted by the customer. Based on current SEC guidance, the effect of the change will be recognized as a cumulative effect of a change in accounting in the Company's fourth quarter ending December 31, 2000. Management is currently evaluating the impact of this change and believes that, in the period of adoption, the amount of revenue that will be deferred could be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net sales of $92.9 million for the three months ended September 30, 2000 represents an increase of 7% from the 1999 comparable period sales of $87.0 million, resulting principally from an increase in metrology sales, offset in part by a decrease in process equipment and industrial measurement sales. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 57%, 10%, 18% and 15%, respectively, of the Company's net sales for the three months ended September 30, 2000. Sales in the U.S. increased 42% from the comparable 1999 period due to a 74% and 21% increase in U.S. process equipment and metrology sales, respectively, partially offset by a 52% decrease in U.S. industrial measurement sales. The U.S. Process Equipment sales increase is due primarily to the growth of Ion Tech's ion beam deposition equipment sales to the opto-telecommunications industry. Sales in Europe and Japan decreased 55% and 20%, respectively. The decrease in both Europe and Japan is a result of lower sales in the process equipment segment. Sales in Asia Pacific increased 67%, principally due to increased metrology sales, partially offset by a decrease in process equipment sales. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

Process equipment sales of $47.5 million for the three months ended September 30, 2000 represents an 8% decrease from the comparable period of $51.8 million, partly due to an $11.7 million sales decline in Veeco's CVC subsidiary, due to delayed orders and shipments from data storage and specialty semiconductor customers, a $6.7 million decline in ion beam etch and deposition sales principally to data storage customers, partially offset by a $14.1 million increase in sales of Veeco's Ion Tech subsidiary's Dense Wavelength Division Multiplexing (DWDM) related equipment. Metrology sales of $42.8 million for the three months ended September 30, 2000 represents an increase of approximately $11.7 million, or 38%, from the 1999 comparable period sales of $31.2 million, due primarily to the increase in sales of the Company's atomic force microscopes (AFM's) to the semiconductor market. Industrial measurement sales of $2.6 million for the three months ended September 30, 2000 represent a decrease of $1.4 million, or 36%, from the comparable 1999 period, principally due to the sale on January 17, 2000 of the Company's leak detection business.

Veeco received $179.9 million of orders during the three months ended September 30, 2000, a 106% increase compared to $87.2 million of orders for the comparable 1999 period. Process equipment orders increased 122% to $125.4 million, due primarily to an increase of $78.1 million in orders for Veeco's Ion Tech subsidiary's DWDM related equipment. Metrology orders increased 92% to $52.1 million, reflecting an 82% increase in orders for AFM's and a 118% increase in orders for optical metrology products. Approximately $6.9 million of the increase in optical metrology orders came from businesses purchased in the first quarter of 2000. The Company's book/bill ratio for the third quarter of 2000 was 1.94.

Gross profit for the three months ended September 30, 2000 of $42.3 million represents an increase of $2.7 million, or 7%, from the comparable 1999 period. Gross profit as a percentage of net sales remained consistent at 45.5% from the comparable 1999 period.

Research and development expenses of $13.1 million for the three months ended September 30, 2000 increased by approximately $1.4 million to 14.1% of net sales in 2000 from 13.5% in 1999, due primarily to the increase in investment in AFM and Ion Tech product development. Increased R&D spending as a result of the recently acquired OptiMag, Monarch and the slider crown adjust product lines was offset in part by a decrease in spending for Process Equipment data storage products.

Selling, general and administrative expenses of $20.2 million for the three months ended September 30, 2000 increased by approximately $3.7 million, or 22%, to 21.7% of net sales in 2000 from 19.0% in 1999. This increase is principally due to the expansion of direct sales and service presence in both Japan and the Asia Pacific regions, the increase in sales commissions in the Company's Ion Tech subsidiary, as well as the purchase of OptiMag, Monarch and the slider crown adjust product lines, which had no comparable operating spending in 1999 since they were principally accounted for using the purchase method of accounting.

The Company recorded a $1.2 million non-recurring charge during the three months ended September 30, 1999 relating to the write-off of in-process research and development in connection with CVC's acquisition of Commonwealth Scientific Corporation.

Income taxes for the three months ended September 30, 2000 amounted to $1.6 million, or 21% of income before income taxes, as compared to $4.0 million, or 39% of income before income taxes, for the same period of 1999. The lower effective tax rate for the three months ended September 30, 2000 is based upon a revision of the projected pre-tax income for the year.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net sales were $264.4 million for the nine months ended September 30, 2000 representing an increase of approximately $25.8 million or 11% over the comparable 1999 period. The increase principally reflects growth in metrology sales of 33%. Sales in the U.S. accounted for 49% of the Company's net sales for the nine months ended September 30, 2000, while sales in Japan, Europe and Asia Pacific each accounted for 17% of sales for the nine months ended September 30, 2000. Sales in the U.S., Europe and Asia Pacific increased 13%, 10% and 45%, respectively, while sales in Japan decreased 8% over the comparable 1999 period. The increase in sales in the U.S. resulted primarily from a 25% increase in metrology sales and a 17% increase in process equipment sales, partially offset by a $6 million decline in industrial measurement sales. The increase in sales in Europe is attributed to increased metrology sales. The increase in sales in Asia Pacific resulted from a 71% increase in metrology sales partially offset by a decline of 40% in process equipment sales.

Process equipment sales were $139.4 million for the nine months ended September 30, 2000, remaining relatively flat from the comparable 1999 period. Metrology sales for the nine months ended September 30, 2000 were $116.9 million, an increase of approximately $29.3 million or 33% compared to the comparable 1999 period, reflecting a 53% increase in optical metrology products from the newly acquired metrology businesses of OptiMag, Monarch and the slider crown adjust product lines, as well as a 22% increase in the sales of AFM's. Industrial measurement sales for the nine months ended September 30, 2000 were $8.1 million, a decrease of 41% from the comparable 1999 period principally due to the sale on January 17, 2000 of the Company's leak detection business.

Veeco received $423.6 million of orders for the nine months ended September 30, 2000, a 62% increase compared to $261.3 million of orders in the comparable 1999 period. Process equipment orders increased 56% to $269.6 million, reflecting an increase of 495% or $119.4 million in Veeco's Ion Tech subsidiary's DWDM related equipment, partially offset by a 15% decrease in data storage related equipment orders. Metrology orders increased 88% to $145.7 million, reflecting a 139% increase in optical metrology products, as well as a 65% increase in atomic force microscopes. The book/bill ratio for the nine months ended September 30, 2000 was 1.60.

In connection with the merger with CVC, the Company incurred non-recurring charges of $33.0 million for the second quarter of 2000, of which a $15.3 million non-cash charge or 5.8% of net sales related to the write-off of inventory, which has been included in cost of sales. As a result, gross profit for the nine months ended September 30, 2000 of $103.6 million represents a decrease of $7.2 million from the comparable 1999 period. Gross profit, excluding the non-recurring charges, as a percentage of net sales decreased to 45.0% for 2000 from 46.4% for the comparable 1999 period, principally due to weak margins on process equipment sales for the data storage industry. As a result of the merger with CVC, the Company closed CVC's Virginia facility, which was duplicative to its New York operations. This action will result in a lower overhead cost structure.

Research and development expenses of $40.5 million for the nine months ended September 30, 2000 increased by approximately $9.2 million, or 29%, over the comparable period of 1999, due primarily to the continued investment in new products and technology, for both Process Equipment and Metrology businesses. Research and development expenses for Commonwealth, OptiMag and the slider crown adjust product lines had lower comparable research and development expense spending in 1999, since these acquisitions were accounted for using the purchase method of accounting.

Selling, general and administrative expenses were $56.5 million or 21.4% of net sales for the nine months ended September 30, 2000, as compared to $46.4 million or 19.5% of net sales in 1999. This increase was principally due to the expansion of direct sales and service presence in both Japan and the Asia Pacific regions as well as the purchase of Commonwealth, OptiMag and the slider crown adjust product lines, which had lower comparable operating spending in 1999, since these acquisitions were accounted for using the purchase method of accounting.

In the nine months ended September 30, 2000, the Company recorded $33.25 million of non-recurring charges. In conjunction with the merger with CVC, Veeco incurred non-recurring charges of $33.0 million. Of these charges, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. During the second and third quarters of 2000, approximately $12.5 million was charged against the $14.0 million accrual for merger and reorganization costs, which represented $8.9 million for transaction costs, $3.0 million for termination benefits paid and $0.6 million for duplicate facility costs. At September 30, 2000, approximately $1.5 million of the accrual is remaining. In addition to the $33.0 million charge in conjunction with the CVC merger, Veeco also recorded merger expenses of $0.25 million in the nine months ended September 30, 2000 representing transaction and other costs related to the merger with Monarch Labs, Inc.

The Company recorded a $1.2 million non-recurring charge during the nine months ended September 30, 1999 relating to CVC's write-off of in-process research and development in connection with CVC's acquisition of Commonwealth Scientific Corporation.

Income taxes for the nine months ended September 30, 2000 amounted to a tax benefit of $6.9 million, or 51% of loss before income taxes, as compared to $12.2 million of income tax expense, or 38% of income before income taxes, for the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations totaled $6.8 million for the nine months ended September 30, 2000 compared to cash provided by operations of $12.3 million for the comparable 1999 period. This change in cash provided by operations reflects a decrease in net income for the 2000 period of $26.7 million from the comparable 1999 period, along with the use of cash for changes in operating assets and liabilities. Accrued expenses and other current liabilities increased by $6.0 million during the nine months ended September 30, 2000, while increasing $7.7 million during the comparable 1999 period. The increase in accrued expenses and other current liabilities is due primarily to the increase in customer deposits and advanced billings for Veeco's Ion Tech subsidiary's DWDM orders. Accounts receivable increased by $4.8 million during the nine months ended September 30, 2000 due to the increased sales volume for atomic force microscopes and optical metrology products. Inventories increased by $16.1 million primarily due to production ramp for both Ion Tech products and metrology tools, as well as certain shipment delays for Ion Tech's and CVC's products. As a result of the merger and reorganization costs incurred in connection with the CVC merger, as well as the income tax benefit associated with the stock option exercises, the Company anticipates a refund of income taxes of approximately $3.5 million. Net cash provided by operations for the nine months ended September 30, 2000 also included operating activities for the three months ended December 31, 1999 related to CVC. Prior to the merger, CVC's fiscal year end was September 30.

Net cash used in investing activities for the nine months ended September 30, 2000 totaled $24.7 million compared to $58.3 million for the comparable 1999 period. Cash used in 2000 consisted of $14.1 million of capital expenditures partially offset by $3.0 million of proceeds from the sale of the leak detection business. The Company also expended approximately $11.4 million for the purchase of assets of acquired businesses and approximately $2.1 million for the purchase of short-term investments in 2000. Net cash used in investing activities for the nine months ended September 30, 2000 also included investing activities for the three months ended December 31, 1999 related to CVC. Prior to the merger, CVC's fiscal year end was September 30.

Net cash provided by financing activities for the nine months ended September 30, 2000 totaled $38.5 million, compared to $55.7 million for the comparable 1999 period. Cash provided by financing activities in 2000 consisted of $17.2 million of proceeds from borrowings under the Company's revolving credit facilities, as well as proceeds of $26.6 million from stock issuances upon exercise of stock options, partially offset by $9.0 million of debt repayments. Net cash provided by financing activities for the nine months ended September 30, 2000 also included financing activities for the three months ended December 31, 1999 related to CVC. Prior to the merger, CVC's fiscal year end was September 30.

The Company has an unsecured $40.0 million Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but such rate may be increased to a maximum rate of .25% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR-based interest rate option is also provided. As of September 30, 2000, there was $10.0 million outstanding under the Credit Facility. The Company's CVC subsidiary also has a $15.0 million line of credit. Maximum borrowings under this line are based upon certain financial criteria and are at an interest rate of prime. As of September 30, 2000, there was approximately $7.2 million outstanding under this line.

In connection with the atomic force microscope acquisition, the Company will be required to pay approximately $4.8 million of the purchase price to the seller, due in four equal quarterly installments, with the final payment due on March 23, 2001. As of September 30, 2000, approximately $2.4 million had been paid.

In connection with the OptiMag acquisition in October, 1999, the Company agreed to purchase approximately twenty-five percent of OptiMag's outstanding stock, which it does not already own, during October 2000 for approximately $1.2 million. This purchase occurred on October 27, 2000 and, as a result, OptiMag became a wholly-owned subsidiary of the Company. Under the purchase agreement, the Company will be required to pay additional consideration to the former shareholders of OptiMag based upon both sales achieved and the appraised fair value of OptiMag. The consideration will be calculated based upon a predetermined percentage of OptiMag's sales for the period from January 1, 2000 to December 31, 2000, as well as the appraised fair market value of OptiMag, adjusted for certain items, as of December 31, 2000.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's credit facilities will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Veeco's investment portfolio consists of cash equivalents, corporate bonds, commercial paper, floating rate bonds, obligations of U.S. Government agencies and municipal bonds. These investments are considered available-for-sale securities; accordingly, the carrying amounts approximate fair value. Assuming September 30, 2000 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. Veeco's net sales to foreign customers represented approximately 43% and 51% of Veeco's total net sales for the three and nine months ended September 30, 2000, respectively, and 57% and 52% for the three and nine months ended September 30, 1999, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of its total net sales. Veeco's net sales denominated in foreign currencies represented approximately 13% and 10% of Veeco's total net sales for the three and nine months ended September 30, 2000, respectively, and 11% and 10% for the three and nine months ended September 30, 1999. The Company has not engaged in foreign currency hedging transactions. The aggregate foreign currency exchange losses (gains) included in determining consolidated results of operations were $439,000 and $506,000 for the three and nine months ended September 30, 2000, respectively, and ($669,000) and $158,000 for the three and nine months ended September 30, 1999, respectively. The change in currency exchange rate that has the largest impact on translating Veeco's international operating profit is the Japanese Yen. The Company estimates that a 10% change in foreign currency exchange rates would impact reported operating profit for the nine months ended September 30, 2000 by approximately $1.0 million. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

(a)  Exhibits

27.1             Financial Data Schedule of Veeco Instruments      *
                 Inc. for the nine months ended September 30,
                 2000
27.2             Financial Data Schedule of Veeco Instruments      *
                 Inc. for the nine months ended September 30, 1999 (restated)

*Filed herewith.

(b)     Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 2, 2000






                             Veeco Instruments Inc.



                             By:  /S/ EDWARD H. BRAUN
                                  -------------------
                             Edward H. Braun
                             Chairman, Chief Executive Officer and President



                             By:  /S/ JOHN F. REIN, JR.
                                  ---------------------
                             John F. Rein, Jr.
                             Executive Vice President, Finance,
                             Chief Financial Officer, Treasurer and Secretary

                                EXHIBIT INDEX


Exhibits:

  27.1 Financial Data Schedule of Veeco Instruments Inc. for the nine month period ended September 30, 2000
  27.2 Financial Data Schedule of Veeco Instruments Inc. for the nine month ended September 30, 1999 (restated)