Form 10-K
period 2000-12-31
VEECO INSTRUMENTS INC
filed 2001-03-14
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-16244

VEECO INSTRUMENTS
(Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	11-2989601 (I.R.S. Employer identification No.)
Terminal Drive Plainview, New York (Address of principal executive offices)	11803 (Zip Code)

Registrant's telephone number, including area code: (516) 349-8300

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on February 20, 2001 as reported on The Nasdaq National Market, was approximately $775,327,130. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    At February 20, 2001, the Registrant had 24,683,312 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SAFE HARBOR STATEMENT

    This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause these differences include, but are not limited to:

  •
  the dependence on principal customers and the cyclical nature of the data storage, semiconductor and optical telecommunications industries,

  •
  fluctuations in quarterly operating results,

  •
  rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

  •
  risk of cancellation or rescheduling of orders,

  •
  the highly competitive nature of industries in which the Company operates,

  •
  changes in foreign currency exchange rates, and

  •
  matters set forth in this Report generally.

    Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

PART I

Item 1. Business.

The Company

    Veeco Instruments Inc. ("Veeco" or the "Company") was formed in 1989 as a Delaware corporation. Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the optical telecommunications, data storage and semiconductor/research industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disc drives, network servers, fiber optic networks, digital cameras, TV set-top boxes and personal digital assistants.

    The Company's Process Equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads for the data storage industry and optical telecommunications components. The Company's merger with CVC, Inc. ("CVC") in May 2000 strengthened Veeco's leadership position in the data storage and optical telecommunications industries. With the acquisition of Ion Tech, Inc. ("Ion Tech") in 1999, Veeco became the leading supplier of ion beam deposition equipment to the fast-growing optical filter market (dense wavelength division multiplexing or "DWDM"). DWDM optical filters are used to expand the capacity (bandwidth) of fiber optic networks. Veeco's broad line of products featuring leading edge technology allows customers to improve time to market of next generation products.

    Veeco's Metrology equipment is used to provide critical surface measurements on semiconductor devices, thin film magnetic heads and disks used in hard drives and in optical telecommunications and research applications. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality.

    Demand for Veeco's products has been driven by the increasing miniaturization of microelectronic components; the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components; and, in the data storage industry, the introduction of new giant magnetoresistive (GMR) thin film magnetic heads (TFMHs) which require additional manufacturing steps and the ability to conduct critical measurements for quality control and other purposes during the manufacturing process. The ability of Veeco's products to precisely deposit thin films, and/or etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices, such as passive and active optical telecommunications components, TFMHs and semiconductor devices.

    Veeco serves its world wide customers through the Company's global sales and service organization located throughout the United States, Europe, Japan and Asia Pacific. At December 31, 2000, Veeco had 1,333 employees, with manufacturing, research and development and engineering facilities located in New York, California, Minnesota, Colorado and Arizona.

Company Strategy

    Veeco has, and will continue to pursue, the following growth strategy:

  •
  Capitalize on the rapid growth in the optical telecommunications industry by expanding process equipment and metrology solutions;
  •
  Pursue focused market opportunities in the semiconductor industry in which Veeco has specific technology leadership;
  •
  Strengthen the Company's position as the leading "one-stop shop" for etch, deposition and metrology equipment for the data storage industry;
  •
  Pursue organic growth, as well as strategic mergers and, where appropriate, to further expand the Company's breadth of product line;

  •
  Leverage Veeco's technology and strategic customer relationships and assist customers' time to market for their new products;
  •
  Utilize the Company's industry-leading global sales and service network to further strengthen customer relationships.

Veeco History

    Veeco's strategy has been to pursue growth opportunities in selected industries related to semiconductor capital equipment. A critical part of Veeco's strategy has been to expand its product line through acquisitions, which are identified on the following chart:

Company/Assets Acquired	Date of Transaction	Primary Business Acquired

Certain physical vapor deposition (PVD) assets of Material Research Corporation (MRC)	April 10, 1997	Physical Vapor Deposition technology for data storage industry

Wyko Corporation	July 25, 1997	Optical interferometry for a broad range of applications

Digital Instruments, Inc.	May 29, 1998	Atomic force microscopy for a broad range of applications

OptiMag, Inc.	October 14, 1999	Optical measurement and test for data storage industry

Ion Tech, Inc.	November 4, 1999	Ion Beam Deposition for optical telecommunications industry

Monarch Labs, Inc.	January 31, 2000	Magnetic Measurement and Test for data storage industry

Slider Level Crown (SLC) product line of Seagate Technology, Inc.	February 11, 2000	Purchase of SLC technology to micro-machine and measure thin film magnetic heads

Certain Atomic Force Microscope assets from IBM	March 23, 2000	Purchase of atomic force microscopy for a broad range of applications

CVC, Inc. and Subsidiaries	May 5, 2000	Cluster tool equipment used in disk drive recording heads, passive and active optical components and specialty semiconductor applications

Industry Background

    General Introduction:  Optical telecommunications and semiconductor devices, thin film magnetic heads and optical electronic components often consist of many intricate patterns on circuits or film layers. Depending upon the specific design of any given integrated circuit, a variety of film thicknesses and a number of layers and film types will be used to achieve desired performance characteristics. Continued demand for smaller, faster and less expensive microelectronic components, particularly in the computer industry, has led to increasing miniaturization. This increasing miniaturization is achieved through an increased number of manufacturing steps involving greater use of precise etching and deposition equipment. In addition, metrology systems are used throughout the manufacturing process in order to monitor process accuracy, product quality, repeatability and to measure critical dimensions and other physical features such as film thickness, line width, step height, sidewall angle and surface roughness, thereby improving yields.

    The market for microelectronic components has grown rapidly in recent years, driven by corporate and consumer use of "information age" products such as networked personal computers (PCs), servers and the Internet, among others. While the Company believes that the PC and server markets are the primary driver of disk drive unit growth, disk drives are also increasingly being used for emerging applications such as television set-top boxes, video-on-demand systems, and small electronic devices such as digital cameras and personal digital assistants.

    Trends in the Optical Telecommunications Industry:  In the telecommunications field, there is a need for higher bandwidth caused by the rapidly expanding use of the internet and by the increasing use of data intense file transfers, such as downloadable music, internet telephony and streaming video. In response to this demand, a new technology called Dense Wavelength Division Multiplexing (DWDM) was developed. DWDM technology combines a number of wavelengths onto a single optical fiber, thereby increasing the capacity of the fiber network. The appeal of the technology is its ability to increase the capacity of the existing fiber optic telecommunications networks without laying additional cable. DWDM has been described as sending laser pulses of different colors simultaneously over the same fiber.

    The use of DWDM in telecommunications networks is challenging component manufacturers to design a variety of new devices that can be integrated into DWDM systems. These include devices that can increase the number of wavelengths carried, span long distances, and develop an all-optical layer so that wavelengths do not need to be converted between optical and electrical signals. There are two major "families" of optical components, called passive and active devices. Thin film filters are the primary type of passive device, and several examples of active devices include pump and source lasers, amplifiers and modulators.

    The typical high-speed fiber cable today transmits at 2.5Gbps, or approximately 32,000 voice or data transmissions, but uses less than 1% of the inherent bandwidth of the fiber. DWDM multiplies the capacity of existing, embedded fiber optical lines by 8 to 32 times, or up to 80 Gbps. An optical fiber with DWDM carries a number of wavelengths transmitting them at different wavelengths through the same fiber, and then separates the wavelengths at the other end—thereby multiplying the capacity of the fiber.

    Thin film interference filters are glass substrates coated with precise multilayers of dielectric materials to control transmission and reflection. Bandwidth and shape of filters are very important for demultiplexers to minimize the crosstalk (noise) and block unwanted light in optical amplifiers. Veeco is a leading provider of ion beam deposition systems, which are today being used to help create the optical filters which serve as a critical component of these DWDM systems. In addition, Veeco's broad range of ion beam etch, ion beam deposition and physical vapor deposition tools have applications in the manufacture of active devices as well. In 2000 Veeco also introduced a new family of metrology systems designed especially to help optical component manufacturers improve their yields and time-to-market with new products.

    Trends in the Data Storage Industry:  In order to satisfy market demand for devices with greater storage capacity, the data storage industry developed new head designs incorporating higher areal densities which enable storage of more data. The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. According to Peripheral Research, areal densities have been increasing at more than a 60% annual rate and are expected to continue to do so until at least 2002. As increased storage capacity requires multiple disks per drive, magnetic head production is growing faster than the overall disk drive industry. Most magnetic heads produced prior to 1998 were inductive, but new designs utilize MR and GMR heads, which allow for higher areal densities. Inductive heads were limited to areal densities of approximately 1-2 gigabits per square inch (Gbits/in2), while MR heads allow for 5 Gbits/in2 and GMR heads are expected to allow for 100 Gbits/in2 by the year 2005.

    The Company believes that despite capital spending constraints within the data storage industry, substantial investment has been and continues to be made in GMR technology. Peripheral Research forecasts that GMR head production is growing from approximately 30 million GMR heads in 1998 to 950 million in 2003. In addition, the conversion to smaller sized heads (i.e., "pico" and even "femto" as compared to the "nano" designs currently in production) requires tighter dimensional tolerance control.

    Trends in the Semiconductor Industry:  Current semiconductor industry technology trends include smaller feature sizes (sub-0.18 micron line widths), larger substrates (i.e., the transition to 300mm wafers) and the increased use of metrology in the manufacturing process. The semiconductor industry is also undergoing trends related to advanced interconnect and chemical mechanical polishing (CMP) technologies. Semiconductor manufacturers use metrology tools in their wafer fabrication facilities to detect process deviations as early in the manufacturing process as possible. These tools are critical for yield enhancement resulting in cost reduction in this increasingly competitive environment.

Veeco's Products

    Veeco offers two principal product lines: Process Equipment and Metrology. Veeco divested its Leak Detection business on January 17, 2000, and the remaining Industrial Measurement products represent a small percentage of the Company's sales. Historical contribution to net sales by each of these product lines is shown below for the years indicated:

	Year ended December 31,
	2000	1999	1998
	(Dollars in millions)
Process Equipment	$216.3	$200.3	$137.3
% of net sales	56.0%	60.8%	48.5%
Metrology	$159.8	$112.2	$126.2
% of net sales	41.3%	34.0%	44.5%
Industrial Measurement	$10.6	$17.0	$19.7
% of net sales	2.7%	5.2%	7.0%

    See note 8 of Consolidated Financial Statements of the Company for additional information regarding the Company's reportable segments and sales by geographic location.

Process Equipment

    Veeco produces several types of process equipment used in the manufacture of optical components such as filters and lasers, data storage components such as thin film magnetic heads and specialty semiconductors such as GaAs (gallium arsenide) devices and MRAM (magnetic random access memory). Veeco's Process Equipment Product line includes:

Deposition Systems

    Ion Tech SPECTOR® Systems:  Ion Tech's IBD equipment is used to manufacture precise multi-layer optical filters critical to extending "bandwidth" of fiber optic telecommunication networks. Able to precisely control thicknesses, with excellent repeatability, Ion Tech's IBD systems are used to create the filters that allow multiple channels to share the same optical fiber. With its precise control of deposition rates and uniformities, SPECTOR is able to produce high yields of 0.8 nanometer bandwidths and below.

    Ion Beam Deposition Systems (IBD):  Veeco's IBD systems utilize an ion beam to deposit thin films and may be mated to Veeco's cluster system platform to allow either parallel or sequential etch/deposition processes. Ion beam deposition systems deposit high purity thin film layers and provides maximum uniformity and repeatability.

    Physical Vapor Deposition Systems:  Veeco's PVD systems are available in either a planetary or static configuration which can be used to deposit films in several ways. The planetary configuration produces films with a high degree of uniformity, repeatability and process control. Multiple targets of different materials are provided in a single chamber to permit deposition of a stack of films. The PVD systems are also available in static configurations. These consist of individual chambers dedicated to a single target material.

    Diamond-Like Carbon Deposition Systems:  Veeco's DLC deposition system has been developed to deposit protective coatings on advanced TFMHs. The system consists of a single cassette vacuum loadlock and a high vacuum processing chamber with two ion beam sources.

Etch Systems

    Veeco develops and produces ion beam etch systems which etch precise, complex features for use primarily by data storage and semiconductor manufacturers in the fabrication of discrete and integrated microelectronic devices such as TFMHs. Veeco's etch systems are also applicable in the active optical telecommunications marketplace.

The Nexus Family

    In late 2000, Veeco introduced an umbrella brand name called "NEXUS™" to represent the integration of Veeco's process equipment products with those acquired as a result of the merger with CVC. NEXUS is a fully integrated cluster tool platform, combining several central wafer handlers with a variety of Physical Vapor Deposition (PVD), Ion Beam Deposition (IBD), Ion Beam Etch (IBE), Tunnel Insulator Module (TIM), Metal Organic Chemical Vapor Deposition (MOCVD) and Atomic Layer Deposition (ALD) modules to provide an advanced ultra-high vacuum processing platform. NEXUS' plug-and-play modularity and load lock automation allows manufacturers to rapidly reconfigure for new processes.

Metrology

    Veeco's metrology product line includes atomic force/scanning probe microscopes, optical metrology tools, magnetic force systems and stylus profilers. These products offer a broad range of solutions to customers in the data storage, semiconductor and optical telecommunications industries, as well as versatile tools for use by research and development centers and universities.

Atomic Force/Scanning Probe Microscopes (AFM/SPMs)

    Over time, the feature sizes in integrated circuits and magnetoresistive elements of data storage devices have decreased. Today, the smallest feature sizes on integrated circuits are on the order of 130 nanometers. Plans are in place to fabricate integrated circuits with feature sizes as small as 100 and then 70 nanometers within the next few years. Digital Instruments developed some of the first AFMs used in commercial applications and most of the SPMs manufactured and sold by Digital Instruments are AFMs. SPMs, and particularly AFMs, can directly measure both lateral and vertical shapes with nanometer resolution and with direct 3D capability. In contrast, light-based instruments, including interferometric and confocal microscopes, have limited lateral resolution for measurements of less than half the wavelength of light, or less than about 250 nanometers. Digital Instruments' AFM products utilize patented TappingMode™ technology, achieving the high resolution and stability previously obtainable only through destructive physical contact with the sample surface while employing a light touch previously achievable only through the less stable non-contact mode.

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

    Veeco produces a broad range of AFM/SPM products designed for data storage, semiconductor, and other industrial and research applications. These products include the Dimension Series SPM, NanoScope SPMs and BioScope SPMs. The Dimension 9000 Series AFM provides an automated fab-ready platform for measuring and visualizing semiconductor processes at 0.13 microns and below. In 1999, Veeco introduced the Series Vx Atomic Force Profiler, which delivers a combination of atomic force resolution with long-scan capability, which is ideal for specific growth applications in semiconductor metrology, such as Chemical Mechanical Planarization (CMP).

    Through its merger with Digital Instruments, Inc., in May 1998, Veeco expanded its existing family of metrology products to include next generation AFM/SPM technology capable of resolving and imaging nanometer-level dimensional variations and surface properties. The Atomic Force Microscope "feels" the sample surface directly using a probe consisting of a very sharp tip mounted on a microscopic spring arm (a cantilever). The interaction of the probe with the surface is detected by measuring deflections of the cantilever with an optical beam system. AFMs permit resolution at the molecular level. In 2000, Veeco purchased from IBM certain assets related to their atomic force microscope (AFM) technology.

Stylus Profilers

    Stylus profilers are used to produce cross-sectional representations and/or quantitative measurements, which are displayed on a video monitor. Veeco's stylus profiler systems utilize a precision translation stage which creates relative motion between the sample and a diamond tipped stylus. As the sample moves under the stylus, surface variations cause vertical translation of the stylus, which is tracked and measured. Stylus profilers are widely used for height, width, pitch and roughness measurements of features on semiconductor devices, magnetic and optical storage media (e.g., hard drives), flat panel displays and hybrid circuits. Veeco believes that its stylus profiler products are recognized for their accuracy, repeatability, ease of use and technology features, and are designed to meet a range of industry specifications and customer requirements. Each of Veeco's stylus profilers incorporates a proprietary software package to assist in data collection, analysis and interpretation. In 1999, Veeco combined the manufacturing facilities for its atomic force metrology and stylus profiler products into one location.

Optical Metrology (Interferometry and Test) Products

    Interferometry: Substantially all of Veeco's optical metrology instruments, produced by Veeco's subsidiary, Wyko Corporation ("Wyko"), are designed to make non-contact surface measurements using interferometry technology. This process involves the use of either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry (PSI) and vertical scanning interferometry (VSI), these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes.

    Veeco's major optical products include the NT Series, SP3200 and HD Series optical profilers.

    The NT Series product line measures surface roughness, height and shape on a wide variety of surfaces, including precision metals, films, biomedical components, silicon, and advanced materials. The NT Series is widely used in the measurement of MEMS (MicroElectroMechanical Systems), such as mirco-lenses and micro-mirror arrays/switches for telecommunications, accelerometers and sensors for automotive use, and biomedical devices.

    The SP3200 provides automated measurement for advanced semiconductor packages, including the High Density Interconnect and flip-chip systems used in microprocessors, cell phones and medical devices. The SP3200 measures surface roughness, copper trace critical dimensions, bump height and diameter and bump coplanarity on silicon wafers and ceramic and organic substrates.

    HD Series instruments are microstructure measurement systems used by manufacturers of mass memory components including manufacturers of heads, disks, drives and suspensions. HD Series instruments are used for research and development, production control, process improvement, incoming parts inspection, final parts inspection and field failure analysis.

    Other Optical Metrology products include defect inspection systems for data storage and optical telecommunications applications and magnetic measurement equipment for characterizing the magnetoresistance of bulk films and patterned devices.

Optium Family

    In early 2001, Veeco launched a new family of Metrology tools, Optium™, for process control and yield management in optical telecommunications component manufacturing. As in other information-age sectors, Veeco has focused its core competencies on yield improvement and in-line monitoring, providing manufacturers with a comprehensive set of metrology systems. These tools complement Veeco process equipment, allowing the Company to offer the most integrated tool set for fast production ramp and high-yield manufacturing. The Optium family includes surface measurement and defect review systems, as well as new wavelength characterization tools. This extended metrology capability helps control key processing steps for passive and active DWDM components, including laser diode sources, DWDM filters, mirror arrays, lenses and optical fibers. Veeco's Minneapolis, MN facility is also engaged in the development and production of metrology products for the optical telecommunications industry.

Industrial Measurement Equipment

    As a result of the January 2000 divestiture of Veeco's Leak Detection business, the Company's Industrial Measurement business now consists primarily of X-Ray fluorescence ("XRF") thickness measurement systems. XRF systems measure thickness and composition of multi-layer metal structures including thin films for data storage, semiconductor and industrial applications.

Service and Sales

    Veeco recognizes that its customer service organization is a significant factor in the Company's success. The Company provides service and support on a warranty, service contract or an individual service-call basis. Veeco also offers enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services and a 24-hour hotline service for certain products. The Company believes that offering 24 hours, 7 days per week worldwide support creates stronger relationships with customers and provides a significant competitive advantage. Approximately 13.4% of Veeco's net sales for the year ended December 31, 2000 constituted revenues from service and support and the sale of spare parts and components. These results are included in Veeco's process equipment, metrology and industrial measurement sales, as appropriate.

    Veeco sells its products worldwide through 30 strategically located sales and service facilities including 18 in the U.S., six in Europe, four in Asia Pacific, and two in Japan. In 2000, Veeco continued to expand its direct worldwide sales and service support organization to focus on combined field service and customer support for all Veeco process equipment and metrology products. As of December 31, 2000, Veeco employed 145 sales and marketing representatives and 216 field service representatives.

Customers

    Veeco sells its products to many of the world's major data storage, semiconductor and optical telecommunications manufacturers, and to customers in other industries, research centers and universities. For the year ended December 31, 2000, 44% of Veeco's sales were to data storage customers, 23% to optical telecommunications, 18% to research/industrial customers and 15% to semiconductor customers. During this period, sales to Veeco's top three customers, Seagate, TDK and IBM accounted for approximately 18%, 4% and 4% of total sales, respectively.

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

    Veeco's research and development expenses were approximately $53.9 million, $44.2 million and $40.6 million, or approximately 13.9%, 13.4% and 14.3% of net sales, for the years ended December 31, 2000, 1999 and 1998, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

Manufacturing

    The Company's principal manufacturing activities, which consist of design, assembly and test operations, are organized by product and take place at its facilities in Plainview, New York, Rochester, New York, Santa Barbara, California, Tucson, Arizona, Ft. Collins, Colorado, Minneapolis, Minnesota, San Diego, California and Ronkonkoma, New York.

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

Backlog

    The Company's backlog consists generally of product orders for which a purchase order has been received and which are scheduled for shipment within twelve months. Because certain of the Company's orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company's future performance.

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

    Veeco competes with metrology product manufacturers such as KLA-Tencor, ThermoMicroscopes and Zygo Corporation. Veeco competes with process equipment manufacturers such as Unaxis, Hitachi, Nordiko, and Oxford Resources.

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

Employees

    At December 31, 2000, the Company had 1,333 employees, comprised of 457 in manufacturing and testing, 145 in sales and marketing, 216 in service and support, 335 in engineering, research and development, and 180 in general administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel. The Company believes that its relations with its employees are good.

    Other than Edward H. Braun and John F. Rein, Jr., the Company's Chairman, Chief Executive Officer and President and the Company's Executive Vice President and Chief Financial Officer, respectively, the Company's executive officers are not in general subject to employment agreements or non-competition agreements with the Company.

Item 2. Properties.

    The Company's headquarters office and its principal manufacturing, research and development and sales and service facilities, as well as the approximate size and the segments which utilize such facilities, are:

Location	Size (sq. ft.)	Owned/Leased	Use
Plainview, NY	75,000	Owned	Headquarters and Process Equipment
Tucson, AZ(1)	110,000	Owned	Metrology
Santa Barbara, CA	100,000	Owned	Metrology
Rochester, NY	90,000	Owned	Process Equipment
Fort Collins, CO	60,000	Owned	Process Equipment
Ronkonkoma, NY	40,000	Leased	Industrial Measurement and Process Equipment
San Diego, CA	11,000	Leased	Metrology
San Jose, CA	11,000	Leased	Process Equipment and Metrology
Bloomington, MN	10,000	Leased	Process Equipment and Metrology
Fort Collins, CO(2)	10,000	Leased	Process Equipment

(1)
The Company's optical metrology business utilizes approximately 60,000 square feet of this facility. The balance is available for expansion.

(2)
Consists of two separate facilities in the same general location and with the same landlord.

    The Tucson, Santa Barbara and Rochester facilities are subject to mortgages which, at December 31, 2000, had outstanding balances of $2,186,000, $6,490,000 and $1,855,000, respectively. The Ronkonkoma, San Diego, San Jose, Bloomington and Fort Collins leases expire in 2003, 2005, 2002, 2002 and 2002, respectively. The Company signed a ten-year lease for a 32,000 square foot facility in Woodbury, New York to house its headquarters office. The Company expects to move into these premises in mid-2001.

    The Company's foreign subsidiaries lease space for use as sales and service centers in England, France, Germany, Ireland, Japan, Korea, Malaysia, Singapore and Taiwan. The Company believes its facilities are adequate to meet its current needs.

Item 3. Legal Proceedings.

Environmental

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

Non-Environmental

    The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of the Company's management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4. Submission of Matters to Vote of Security Holders.

    None.

PART II

    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

    The Common Stock is quoted on The NASDAQ National Market under the symbol "VECO". The 2000 and 1999 high and low closing prices are as follows:

	2000		1999
	High	Low	High	Low
First Quarter	$114.00	$37.00	$62.25	$36.50
Second Quarter	75.13	42.00	43.88	29.81
Third Quarter	115.50	67.81	36.75	26.88
Fourth Quarter	104.00	31.88	49.13	24.63

    On February 20, 2001, the closing price for the Company's Common Stock on the NASDAQ National Market was $42.88. As of February 20, 2001, the Company had approximately 206 shareholders of record.

    On May 5, 2000, in connection with the CVC merger, the Company issued to the former shareholders of CVC, Inc., a total of 5,386,238 shares of Common Stock. The securities were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

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

	Years ended December 31,
	2000	1999		1998		1997		1996
	(In thousands, except per share data)
Statement of Operations Data(1),(2):
Net sales	$386,668	$329,521		$283,158		$285,998		$219,207
Cost of sales	227,838 (3)	176,152		157,460		154,773		120,079

Gross profit	158,830	153,369		125,698		131,225		99,128
Costs and expenses	137,430	110,586		95,691		86,162		61,647
Merger and reorganization expenses	14,206 (3)	2,600	(4)	7,500	(4)	2,250	(4)	—
Loss on sale of leak detection business	—	2,500		—		—		—
Write-off of purchased in-process technology	—	2,474		—		4,200		—
Write-off of deferred charges	—	—		675		—		—
Asset impairment charge	3,722 (3)	—		—		—		—

Operating income	3,472	35,209		21,832		38,613		37,481
Interest (income) expense, net	(1,307)	(695)		2,185		715		(39)

Income before income taxes and cumulative effect of change in accounting principle	4,779	35,904		19,647		37,898		37,520
Income tax provision	4,277	13,923		6,010		9,237		7,067

Net income before cumulative effect of change in accounting principle	502	21,981		13,637		28,661		30,453
Cumulative effect of change in accounting principle, net of income taxes (5)	18,382	—		—		—		—

Net (loss) income	$(17,880)	$21,981	(6)	$13,637	(6)	$28,661		$30,453

Earnings per share:
Net (loss) income per common share before cumulative effect of change in accounting principle	$0.02	$1.07		$0.73		$1.56		$1.67
Cumulative effect of change in accounting principle	$(0.77)	—		—		—		—

Net (loss) income per common share	$(0.75)	$1.07	(6)	$0.73	(6)	$1.56		$1.67

Diluted net (loss) income per common share before cumulative effect of change in accounting principle	$0.02	$1.02		$0.70		$1.48		$1.61
Cumulative effect of change in accounting principle	$(0.73)	—		—		—		—

Diluted net (loss) income per common share	$(0.71)	$1.02	(6)	$0.70	(6)	$1.48		$1.61

Pro forma Income Tax Presentation(7):
Income before income taxes	N/A	N/A		$19,647		$37,898		$37,520
Pro forma income tax provision	N/A	N/A		7,464		14,444		13,089

Pro forma net income	N/A	N/A		$12,183		$23,454		$24,431

Pro forma net income per common share	N/A	N/A		$0.65		$1.27		$1.34
Pro forma diluted net income per common share	N/A	N/A		$0.63		$1.21		$1.29
Weighted average shares outstanding	23,805	20,604		18,775		18,430		18,276
Diluted weighted average shares outstanding	25,128	21,461		19,436		19,424		18,972
	As of December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data(1),(2):
Cash, cash equivalents and short-term investments	$90,315	$80,740	$23,599	$22,986	$27,370
Working capital	220,463	171,977	97,977	79,742	71,846
Total assets	423,283	341,196	221,995	209,784	149,834
Long-term debt (including current installments)	16,062	38,704	35,865	26,971	18,536
Shareholders' equity	282,908	223,944	127,719	107,575	82,844

(1)
Prior to the merger with Veeco, CVC's fiscal year end was September 30. Therefore the Statement of Operations Data for all years presented through 1999 were derived from CVC's financial statements for the respective twelve months ended September 30. In addition, the Balance Sheet Data through 1999 was derived from CVC's September 30 balance sheets.
(2)
Prior to the merger with Veeco, Ion Tech's fiscal year end was June 30. In connection with the merger, the financial results of Ion Tech were recast for 1998 to conform to Veeco's December 31 year end. For the year ended 1997, historical results include Ion Tech's fiscal year ended June 30, 1998 results, thus resulting in six months of 1998 activity included in the 1997 results of operations.
(3)
Veeco incurred non-recurring charges of $33.3 million during the year ended December 31, 2000, of which $33.0 million related to the merger with CVC. Of these charges, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other one-time transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-off of long-lived assets. See Note 2 to the Consolidated Financial Statements.
(4)
During 1999, the Company recorded charges of $2.6 million related to merger expenses in connection with the merger with Ion Tech. In 1998, the Company recorded merger and reorganization expenses of $7.5 million related to the merger with Digital. During 1997, the Company incurred $2.3 million of merger expenses in conjunction with the merger with Wyko.
(5)
Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SAB 101.
(6)
The Company adopted SAB 101 effective January 1, 2000. Had this adoption taken place on January 1, 1998, net income, net income per common share and diluted net income per common share on a pro forma basis would have been as follows:
	1999	1998
Net income	$13,695	$12,682
Net income per common share	$0.66	$0.68
Diluted net income per common share	$0.64	$0.65
(7)
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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    Veeco is a leader in the development, manufacture, marketing and servicing of a broad line of precision metrology and process equipment used to measure, test and manufacture microelectronic products for the data storage, semiconductor and optical telecommunications markets. Process equipment is primarily used to etch and deposit materials in the manufacture of TFMHs and optical active and passive devices that greatly expand the bandwidth (capacity) of existing fiber optic networks. Metrology equipment is primarily used to measure critical dimensions of optical and semiconductor devices, as well as TFMHs.

    During the past several years, Veeco has strengthened both the process equipment product line and the metrology product line with strategic acquisitions. See "Item 1. Business—The Company-Acquisition History" above. Veeco's consolidated financial condition and results of operations have been restated to reflect the mergers with CVC, Ion Tech and Digital, as they have been accounted for as pooling of interests.

Results of Operations

    The following table sets forth, for the periods indicated, the relationship (in percentages) of selected items of Veeco's consolidated Statements of Operations to its total net sales:

	Year Ended December 31,
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.9	53.5	55.6

Gross profit	41.1	46.5	44.4
Operating expenses:
Research and development	13.9	13.4	14.3
Selling, general and administrative	20.4	20.0	19.8
Amortization expense	1.0	0.1	0.1
Other expense (income), net	0.2	0.0	(0.4)
Merger and reorganization expenses	3.7	0.8	2.7
Loss on sale of leak detection business	—	0.8	—
Write-off of purchased in-process technology	—	0.7	—
Write-off of deferred charges	—	—	0.2
Asset impairment charge	1.0	—	—

Total operating expenses	40.2	35.8	36.7

Operating income	0.9	10.7	7.7
Interest expense	0.6	0.9	1.0
Interest income	(0.9)	(1.1)	(0.2)

Income before income taxes and cumulative effect of change in accounting principle	1.2	10.9	6.9
Income tax provision	1.1	4.2	2.1

Net income before cumulative effect of change in accounting principle	0.1	6.7	4.8
Cumulative effect of change in accounting principle, net of income taxes	4.8	—	—

Net (loss) income	(4.7)%	6.7%	4.8%

Years Ended December 31, 2000 and 1999

    Net sales were $386.7 million for the year ended December 31, 2000, representing an increase of $57.1 million, or 17.3%, when compared to the year ended December 31, 1999. Sales in the U.S., Europe, Japan and Asia Pacific, respectively, accounted for 50.4%, 14.3%, 20.9% and 14.2% of the Company's net sales for the year ended December 31, 2000. Sales in the U.S. increased by approximately $43.1 million, or 28.4%, from 1999. The increase in U.S. sales is principally associated with a $34.6 million increase in process equipment sales of Ion Tech to the optical telecommunications industry. European sales decreased by $5.9 million, or 9.6%, when compared to the prior year. Sales in Japan and Asia Pacific increased by $6.6 million, or 8.9%, and $16.0 million, or 41.3%, respectively, over the comparable 1999 period. The increase in sales in Japan principally reflects increased sales of AFM products, while Asia Pacific's increase is primarily due to the February 2000 purchase of the slider crown adjust product line. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

    Process equipment sales of $216.3 million for the year ended December 31, 2000, increased by $16.0 million or 8.0% due to a $41.8 million or 205% increase in sales, principally to the optical telecommunications industry, partially offset by a decline in sales to data storage customers. Metrology sales of $159.8 million for the year ended December 31, 2000 increased by $47.7 million or 42.5% from the comparable 1999 period, reflecting a 54.6% increase in optical metrology products from the newly acquired metrology businesses of OptiMag, Monarch and the slider crown adjust product lines, as well as a 26.3% increase in the sale of AFMs. Industrial measurement sales for the year ended December 31, 2000, of $10.6 million decreased 38.2% from the comparable 1999 period principally due to the sale on January 17, 2000 of the Company's leak detection business.

    Veeco received $607.3 million of orders for the year ended December 31, 2000, representing a 74.7% increase from $347.7 million of orders in the comparable 1999 period. Process equipment orders increased 79.0% to $396.4 million primarily due to strong orders for Ion Tech's SPECTOR related equipment, principally to the optical telecommunications industry, which reflected increased orders of 456.6%, or $169.4 million, over the comparable 1999 period. Metrology orders increased 79.1% to $200.4 million reflecting a 74.9% increase in orders for AFMs as well as an 87.6% increase in orders for optical metrology products from the newly acquired metrology businesses of OptiMag, Monarch and the slider crown adjust product lines. Industrial measurement orders decreased 26.9% to $10.5 million principally due to the sale on January 17, 2000 of the Company's leak detection business. The book-to-bill ratio for the year ended December 31, 2000 was 1.57 to 1.

    In connection with the merger with CVC, the Company incurred non-recurring charges of $33.0 million during 2000, of which a $15.3 million non-cash charge, or 4.0% of net sales, related to the write-off of inventory, which has been included in cost of sales. Gross profit for the year ended December 31, 2000 decreased to 41.1% from 46.5% in 1999. Excluding the non-recurring charges, gross profit as a percentage of net sales decreased to 45.0%, due primarily to a 5.7% decline in data storage process equipment gross margins from 1999 levels due to the volume decline, as well as price and cost pressures. Metrology gross margin decreased to 53.7% in 2000 compared to 56.0% in 1999, due primarily to new product transition in optical metrology, primarily at the Company's Minneapolis site, which produces the slider crown adjust product line.

    Research and development expense for the year ended December 31, 2000 of $53.9 million, increased by $9.7 million, or 22.0%, over the comparable period of 1999, due primarily to the continued investment in new products and technology for both the process equipment and metrology businesses as well as investment with respect to acquired businesses which did not have comparable spending in 1999.

    Selling, general and administrative expenses of $78.9 million for the year ended December 31, 2000 increased $13.1 million, or 19.8% over the comparable period of 1999. As a percentage of sales, selling, general and administrative expenses represent 20.4% for the year ended December 31, 2000 compared to 20.0% for the year ended December 31, 1999. The 2000 increase is attributable to the expansion of direct sales and service presence in both Japan and the Asia Pacific regions, as well as the purchase of Commonwealth, OptiMag and the slider crown adjust product lines, which had lower comparable operating spending in 1999 since these acquisitions were accounted for using the purchase method of accounting.

    Amortization expense for the year ended December 31, 2000 of $3.7 million, increased by $3.3 million, or 680%, over the comparable period of 1999, due to the addition of intangible assets of businesses purchased in 1999 and 2000, including OptiMag, slider crown adjust product line and the atomic force microscope product line.

    As previously noted, during 2000, Veeco incurred non-recurring charges of $33.0 million in conjunction with the merger with CVC. Of these charges, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other one-time transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. The Company implemented a reorganization plan in an effort to integrate CVC into the Company, consolidate duplicate manufacturing facilities and reduce other operating costs. The $4.8 million charge for duplicate facility and personnel costs principally related to the closing of the CVC Virginia facilities and an approximate 200-person work force reduction, which included both management and manufacturing employees. During the year, the entire accrual of $14.0 million for merger and reorganization costs was expended. The write-down of long-lived assets to estimated net realizable value related primarily to leasehold improvements, machinery and equipment and intangible assets for CVC's Virginia facilities. In addition, the $15.3 million non-cash write-off of inventory principally related to CVC's Virginia facilities product line of ion beam etch and deposition equipment. The Company has integrated the technology from this product line into Veeco's existing ion beam etch and deposition products. Accordingly, the Company has determined that a portion of this product line's inventory is not useable in the future.

    During 1999, the Company recorded charges of $2.6 million and $2.5 million before taxes related to the merger with Ion Tech and the sale of the leak detection business, respectively. In conjunction with the OptiMag acquisition, the Company recorded a $1.3 million write-off of the fair values of acquired in-process research and development ("R&D") projects that had not reached technological feasibility and had no alternative uses. On the date of acquisition, OptiMag's in-process R&D value was comprised of the Oasis version 1.0 hardware and software component development program that was completed in 2000. In conjunction with CVC's acquisition of Commonwealth Scientific Corporation, CVC recorded a $1.2 million charge for the write-off of acquired in-process research and development costs, including products in the development stage that had not reached technical feasibility and for which there is no alternative future use. Due to the merger of Veeco and CVC, the Company implemented a reorganization plan, which included the closing of CVC's Virginia facilities. Due to this restructuring, the in-process R&D program has been abandoned by the Company. During 2000, approximately $608,000 has been spent on this program.

    Income taxes for the year ended December 31, 2000 amounted to $4.3 million, or 89.5% of income before income taxes and cumulative effect of change in accounting principle, as compared with $13.9 million, or 38.8% of income before income taxes in 1999. The higher effective tax rate for 2000 is due to approximately $10.0 million of non-deductible charges related to the $33.0 million merger and reorganization charges incurred in conjunction with the merger with CVC.

    As described in Note 1 to the Company's Consolidated Financial Statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The cumulative effect of this change on prior years resulted in a charge to income of $18.4 million (net of income taxes of $12.6 million) which is included in the Consolidated Statement of Operations for the year ended December 31, 2000.

Years Ended December 31, 1999 and 1998

    Net sales were $329.5 million for the year ended December 31, 1999, representing an increase of $46.4 million, or 16.4%, when compared to the year ended December 31, 1998. Sales in the U.S., Europe, Japan and Asia Pacific, respectively, accounted for 46.1%, 18.5%, 22.6% and 11.8%, respectively, of the Company's net sales for the year ended December 31, 1999. Sales in the U.S. remained relatively flat, while international sales included a 64.4% increase in Japan and a 58.8% increase in Asia Pacific from the comparable 1998 period. The increase in sales in Japan and Asia Pacific principally reflects increased process equipment sales to data storage customers along with increased metrology sales in Asia Pacific for data storage and semiconductor applications. During the last 2 years, the Company has established subsidiaries in these regions that provide direct Veeco sales and service. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

    Process equipment sales of $200.3 million for the year ended December 31, 1999, increased by $63.0 million or 45.9% from the comparable 1998 period, as sales improved across all product lines related to data storage. The Company believes that the shift in data storage sales to process equipment from metrology products in 1999 is a result of customers focusing on GMR product qualifications rather than yield improvement. Additionally, 25.4% of the increase related to strong Ion Tech sales to the optical telecommunications industry and $13.3 million additional sales resulting from the Commonwealth acquisition in May 1999. Industrial measurement sales for the year ended December 31, 1999, of $17.1 million decreased 13.5% from the comparable 1998 period. Metrology sales of $112.2 million for the year ended December 31, 1999 decreased by $14.0 million, or 11.1%, from the comparable 1998 period, principally reflecting decreased purchases of metrology products in data storage applications.

    Veeco received $347.7 million of orders for the year ended December 31, 1999, representing a 22.6% increase from $283.6 million of orders in the comparable 1998 period. Process equipment orders increased 65.4% to $221.4 million as a result of an increase in orders of ion beam etch products and strong orders for Ion Tech's DWDM related equipment. Metrology orders decreased 14.8% to $111.9 million reflecting the reduction in orders for inspection equipment for data storage. Industrial measurement orders decreased 21.7% to $14.3 million as a result of a reduction in orders of industrial leak detection equipment. The book-to-bill ratio for the year ended December 31, 1999 was 1.06 to 1.

    Gross profit for the year ended December 31, 1999 of $153.4 million represents an increase of $27.7 million from the comparable 1998 period. Gross profit as a percentage of net sales increased to 46.5% in 1999 from 44.4% in 1998. Process equipment gross margin improved to 42.5% in 1999 compared to 39.0% in 1998 principally as a result of increased sales volume. Metrology gross margin improved to 56.0% in 1999 compared to 51.2% in 1998 in spite of the volume decline noted above. The metrology margin improvement is due to favorable mix and pricing in both the atomic force microscope and optical inspection product lines.

    Research and development expense for the year ended December 31, 1999 of $44.2 million increased by $3.6 million, or 8.8%, over the comparable period of 1998, as the Company increased its investment in new product development, primarily for the process equipment product line.

    Selling, general and administrative expenses of $65.8 million for the year ended December 31, 1999 increased $9.9 million, or 17.7% over the comparable period of 1998. As a percentage of sales, selling, general and administrative expenses represent 20.0% for the year ended December 31, 1999 and 19.8% for the year ended December 31, 1998. The 1999 increase is attributable to an increase in international sales and service personnel and locations. In 1999, the Company accelerated the transition from representative and distributor organizations to direct Veeco sales and service capability in Japan and Asia Pacific.

    During 1999, the Company recorded charges of $2.6 million and $2.5 million before taxes related to the merger with Ion Tech and the sale of the leak detection business, respectively. In conjunction with the OptiMag acquisition, the Company recorded a $1.3 million write-off of the fair values of acquired in-process research and development projects that had not reached technological feasibility and had no alternative uses. On the date of acquisition, OptiMag's in-process R&D value was comprised of the Oasis version 1.0 hardware and software component development program that was expected to reach completion in March 2000. This program includes the introduction of certain new technologies. At the acquisition date, OptiMag's R&D program was approximately 84% complete, with the remainder completed in 2000. On the acquisition date, certain projects within OptiMag's R&D programs were expected, if successful, to begin to bear results in 2001. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, this project will require maintenance R&D after it has reached a state of technological and commercial feasibility. Management believes the Company is positioned to complete the R&D program. However, there is risk associated with the completion of the project and there is no assurance that the project will meet with either technological or commercial success. In conjunction with CVC's acquisition of Commonwealth Scientific Corporation,

CVC acquired purchased in-process R&D, which included the value of products in the development stage that had not reached technological feasibility and for which there was no alternative future use. Accordingly, the amount of $1.2 million, consisting of four technology groupings: ion source products, etch modules, deposition modules and dielectric deposition modules, which had fair values of $0.2 million, $0.5 million, $0.3 million and $0.2 million, respectively, was expensed in 1999. The fair value was determined using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects based on the projects' stage of completion. A discount rate of 35% was applied to the projects' cash flows and there were no material changes from historical pricing, margins, and expense levels. Due to the merger of Veeco and CVC, the Company implemented a reorganization plan, which included the closing of CVC's Virginia facilities. Due to this restructuring, the Commonwealth in-process R&D program has been abandoned by the Company. During 2000, approximately $608,000 has been spent on this program.

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

    Income taxes for the year ended December 31, 1999 amounted to $13.9 million, or 38.8% of income before income taxes, as compared with $6.0 million, or 30.6% of income before income taxes in 1998. The lower effective tax rate in 1998 reflects Digital's "S" Corporation tax status for five months in 1998 (through the merger date). As an "S" Corporation, Digital was not subject to federal income tax at the corporation level.

Liquidity and Capital Resources

    Net cash provided by operations totaled $10.3 million in 2000 compared to $9.1 million in 1999 and $3.5 million in 1998. Cash provided by operations in 2000 includes adjustments to reconcile net (loss) to net cash provided principally from non-cash charges for depreciation and amortization, cumulative effect of change in accounting principle related to SAB 101, non-cash merger and reorganization expenses and a stock option income tax benefit aggregating $82.0 million plus an increase of accounts payable and accrued expenses, deferred gross profit and other current liabilities of $7.0 million and $9.4 million, respectively. These items were partially offset by the net loss of $17.9 million and an increase in accounts receivable, inventories and deferred income tax benefit of $24.1 million, $20.3 million and $22.0 million, respectively. Accrued expenses and other current liabilities increased due primarily to the increase in customer deposits and advanced billings for current bookings, partially offset by the decrease in income taxes payable. Accounts receivable increased due to the increased sales volume for 2000. The increase in inventories is attributable to production ramp for both Ion Tech products and metrology tools. The increase in deferred tax benefit is due to future tax deductions related principally to stock options and inventory reserves. As a result of the merger and reorganization costs incurred in connection with the CVC merger, as well as the income tax benefit associated with the stock option exercises, the Company anticipates a refund of income taxes of approximately $4.1 million. Net cash provided by operations for the year ended December 31, 2000 also included operating activities for the three months ended December 31, 1999 related to CVC. Prior to the merger, CVC's fiscal year end was September 30. Net cash from operations in 1999 resulted from (i) net income plus non-cash charges for depreciation and amortization, loss on the sale of the leak detection business, write-off of purchased in-process technology and a stock option income tax benefit aggregating $39.0 million plus increases in accrued expenses and other current liabilities and accounts payable of $2.5 million and $1.2 million, respectively. These items were partially offset by an increase in accounts receivable, inventories and a deferred income tax benefit of $26.2 million, $3.3 million and

$3.5 million, respectively. The increase in accrued expenses and other current liabilities is principally due to an increase in income taxes payable. Accounts receivable increased due to increased sales volume. The increase in inventories was attributable to an increase in process equipment orders as well as certain shipments being delayed by customers at December 31, 1999. Net cash from operations in 1998 resulted from net income plus non-cash charges for depreciation and amortization, stock option income tax benefit and certain merger and reorganization charges of $27.5 million and a decrease of accounts receivable of $3.6 million. These items were partially offset by increases in inventories and a deferred income tax benefit of $8.3 million and $1.3 million, respectively and decreases of accounts payable and accrued expenses and other current liabilities of $8.5 million and $9.7 million, respectively. The increase in inventories resulted from the increased order and sales levels and to support new product introductions through demonstration tools.

    Net cash used in investing activities in 2000 totaled $4.7 million compared to $63.3 million in 1999 and $13.1 million in 1998. Cash used in 2000 consisted of $13.8 million for the purchase of assets of acquired businesses and capital expenditures of $17.8 million, partially offset by net sales and maturities of short-term investments of $24.0 million, proceeds from the sale of the leak detection business of $3.0 million and the sale of property, plant and equipment of $0.5 million. Included in the net cash used in investing activities for the year ended December 31, 2000 is investing activities for the three months ended December 31, 1999 related to CVC. Prior to the merger, CVC's fiscal year end was September 30. Cash used in 1999 consisted of net purchases of short-term investments of $50.9 million, $3.3 million for the purchase of OptiMag's net assets and $12.2 million of capital expenditures, partially offset by $3.1 million of proceeds from sale of property, plant and equipment. The net purchases of short-term investments resulted from the proceeds of the Company's public offering in February 1999. Net cash used for investing activities in 1998 primarily related to capital expenditures of $13.1 million.

    Net cash provided by financing activities totaled $25.6 million in 2000 compared to $60.2 million in 1999 and $11.2 million in 1998. The generation of cash in 2000 primarily resulted from stock issuances of $31.3 million, partially offset by debt repayments of $9.3 million. Net cash provided by financing activities for the year ended December 31, 2000 also included financing activities for the three months ended December 31, 1999 of $3.6 million related to CVC. Prior to the merger, CVC's fiscal year end was September 30. The generation of cash in 1999 primarily resulted from a public offering by the Company in February 1999, proceeds from exercise of stock options and stock issuances under the Company's employee stock purchase plan and $6.5 million net proceeds from borrowings under lines of credit, partially offset by repayments of long-term debt. The generation of cash in 1998 resulted from proceeds from borrowings under the lines of credit, stock issuances and proceeds from long-term debt of $3.6 million, $3.8 million and $9.0 million, respectively. This amount was partially offset by repayments of long-term debt of $3.1 million and distributions to former Digital shareholders of $2.1 million.

    The Company has an unsecured $40.0 million Credit Facility (the "Credit Facility") which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility bears interest at the prime rate of the lending banks, but such rate may be increased to a maximum rate of 0.25% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR-based interest rate option is also provided. The Credit Facility expires December 31, 2001, but under certain conditions is convertible into a term loan, which would amortize quarterly through December 31, 2005. The Credit Facility contains certain covenants, including a restriction on the Company's ability to pay dividends. As of December 31, 2000, there were no amounts outstanding under the Credit Facility. The Company's CVC subsidiary also had a $15.0 million bank line of credit, which allowed for borrowings based on certain financial criteria and which had an interest rate of prime. As of December 31, 2000, no borrowings were outstanding under this line. As of December 31, 1999, approximately $10,679,000 was outstanding under this line. On January 31, 2001, this line was terminated by the Company.

    In connection with the atomic force microscope acquisition, the Company is required to pay approximately $4.8 million of the purchase price to the seller, due in four equal quarterly installments, with the final payment due on March 23, 2001. As of December 31, 2000, approximately $3.6 million has been paid.

    In connection with the OptiMag acquisition, the Company will be required to pay consideration to the former shareholders of OptiMag based upon both year 2000 sales and the appraised value of OptiMag. During the year, approximately $1,600,000 of contingent consideration related to OptiMag's revenues has been accrued and recorded as an addition to excess of cost over net assets acquired. The contingent consideration based upon the appraised value of OptiMag is currently not known. The amount will be determined by an independent appraiser during 2001.

    The Company believes that existing cash balances together with cash generated from operations and amounts available under the Credit Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements (including the payments described in the preceding paragraphs) through 2001.

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

    Dependence on Microelectronics Industry; Cyclicality of Data Storage, Semiconductor and Optical Telecommunications Industries. Veeco's business depends in large part upon the capital expenditures of data storage, semiconductor and optical telecommunications manufacturers which accounted for the following percentages of the Company's net sales for the periods indicated:

	Year Ended December 31,
	2000	1999	1998
Data Storage	44%	62%	60%
Optical Telecommunications	23%	7%	3%
Semiconductor/research/industrial	33%	31%	37%

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

    Fluctuations in Quarterly Operating Results.  Veeco's quarterly results have fluctuated significantly in the past and we expect this trend to continue. Factors which affect quarterly results include:

  •
  cyclical patterns of capital spending by customers,

  •
  a downturn in the market for personal computers, network servers, opto-telecommunication devices or other products incorporating data storage, opto-telecommunications or semiconductor technology,

  •
  market acceptance of Veeco's systems and Veeco's customers' products,

  •
  specific economic conditions in the data storage, semiconductor, and optical telecommunications industries,

  •
  the timing of significant orders and customer acceptance of Veeco's products,

  •
  the introduction of new products by Veeco and its competitors,

  •
  production and quality problems and resulting shipment delays,

  •
  changes in the cost of materials, and

  •
  disruption in sources of supply.

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

    Rapid Technological Change; Importance of Timely Product Introduction.  The data storage, semiconductor and optical telecommunications manufacturing industries are subject to rapid technological change and new product introductions and enhancements. Veeco's ability to remain competitive will depend in part upon the Company's ability to develop in a timely and cost effective manner new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by Veeco's competitors could cause a decline in sales or loss of market acceptance of Veeco's existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins, which could materially and adversely affect the Company's business, financial condition and results of operations. The Company's success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including:

  •
  Veeco's product offerings,

  •
  timely and efficient completion of product design and development,

  •
  timely and efficient implementation of manufacturing processes,

  •
  effective sales, service and marketing, and

  •
  product performance in the field.

    Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. Veeco cannot be certain that it will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

    Risk of Cancellation or Rescheduling of Orders.  Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. Therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. The Company's net sales and operating results for a quarter may depend upon orders obtained for systems to be shipped in the same quarter that the order is received. In addition, Veeco derives a substantial portion of its net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material adverse effect on Veeco's sales and operating results. Veeco's business and financial results for a particular period could be materially and adversely affected if orders are cancelled or rescheduled or if an anticipated order for even one system is not received in time to permit shipping during the period.

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

  •
  price,

  •
  product quality,

  •
  breadth of product line,

  •
  system performance,

  •
  cost of ownership,

  •
  global technical service and support, and

  •
  success in developing or otherwise introducing new products.

    Veeco cannot be certain that it will be able to compete successfully in the future.

    Dependence on Principal Customers; Industry Concentration.  Veeco relies on its principal customers for a significant portion of its sales. Veeco's principal customers include Seagate Technology, Inc. ("Seagate") and International Business Machines Corporation ("IBM"). The following table sets forth the percentage of Veeco's net sales to customers with sales greater than 10% in any of the respective periods:

	Year Ended December 31,
	2000	1999	1998
Seagate	18%	19%	15%
IBM	4%	12%	14%

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

    The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

  •
  interest rates on debt and short-term investment portfolios, and

  •
  foreign exchange rates, generating translation and transaction gains and losses.

Interest Rates

    Veeco centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Veeco's investment portfolios consist of cash equivalents, commercial paper, municipal bonds and obligations of U.S. Government agencies. These investments are considered available-for-sale securities. Accordingly, the carrying amounts approximate market value. Assuming year-end 2000 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense.

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

    Veeco's net sales to foreign customers represented approximately 49.6% of Veeco's total net sales in 2000, 53.9% in 1999 and 47.1% in 1998. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 8.8% of Veeco's total net sales in 2000, 8.6% in 1999 and 9.4% in 1998. The Company generally has not engaged in foreign currency hedging transactions. The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were ($804,000), ($421,000) and $774,000 in 2000, 1999 and 1998, respectively.

    The change in currency exchange rate that has the largest impact on translating Veeco's international operating profit is the Japanese yen. The Company estimates that a 10% change in foreign exchange rates would impact reported operating profit by approximately $1.6 million. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Item 8. Financial Statements and Supplementary Data.

    The financial statements of the Company are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

    The following table presents selected financial data for each quarter of fiscal 2000 and 1999. Although unaudited, this information has been prepared on a basis consistent with the Company's audited financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited financial statements of the Company and the notes thereto.

Quarterly Statements of Operations (In thousands):

	Fiscal 2000					Fiscal 1999
	Q1(1)	Q2(1)	Q3(1)	Q4	Year	Q1(2)	Q2(2)	Q3(2)	Q4	Year
Net sales	$86,831	$102,324	$81,146	$116,367	$386,668	$74,539	$77,092	$86,973	$90,917	$329,521
Cost of sales	46,463	73,329	43,805	64,241	227,838	39,573	40,808	47,413	48,358	176,152

Gross profit	40,368	28,995	37,341	52,126	158,830	34,966	36,284	39,560	42,559	153,369
Costs and expenses	30,962	34,258	34,955	37,255	137,430	24,868	24,435	28,314	32,969	110,586
Merger and reorganization expenses	250	13,956	—	—	14,206	—	—	—	2,600	2,600
Loss on sale of leak detection business	—	—	—	—	—	—	—	—	2,500	2,500
Write-off of purchased in-process technology	—	—	—	—	—	—	—	1,174	1,300	2,474
Asset impairment charge	—	3,722	—	—	3,722	—	—	—	—	—

Operating income (loss)	9,156	(22,941)	2,386	14,871	3,472	10,098	11,849	10,072	3,190	35,209
Interest (income) expense	(385)	(136)	(407)	(379)	(1,307)	175	(236)	(138)	(496)	(695)

Income (loss) before income taxes and cumulative effect of change in accounting principle	9,541	(22,805)	2,793	15,250	4,779	9,923	12,085	10,210	3,686	35,904
Income tax provision	3,593	(8,779)	(392)	9,855	4,277	3,757	4,432	3,967	1,767	13,923

Net income (loss) before cumulative effect of change in accounting principle	5,948	(14,026)	3,185	5,395	502	6,166	7,653	6,243	1,919	21,981
Cumulative effect of change in accounting principle, net of taxes	18,382	—	—	—	18,382	—	—	—	—	—

Net income (loss)	$(12,434)	$(14,026)	$3,185	$5,395	$(17,880)	$6,166	$7,653	$6,243	$1,919	$21,981

Quarterly Statements of Operations:

	Fiscal 2000					Fiscal 1999
	Q1(1)	Q2(1)	Q3(1)	Q4	Year	Q1(2)	Q2(2)	Q3(2)	Q4	Year
Earnings per Share:
Net income (loss) per common share before cumulative effect of change in accounting principle	$0.26	$(0.60)	$0.13	$0.22	$0.02	$0.31	$0.37	$0.30	$0.09	$1.07

Cumulative effect of change in accounting principle	(0.80)	—	—	—	(0.77)	—	—	—	—	—

Net (loss) income per common share	$(0.54)	$(0.60)	$0.13	$0.22	$(0.75)	$0.31	$0.37	$0.30	$0.09	$1.07

Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.24	$(0.60)	$0.12	$0.21	$0.02	$0.30	$0.36	$0.29	$0.09	$1.02
Cumulative effect of change in accounting principle	(0.74)	—	—	—	(0.73)	—	—	—	—	—

Diluted net income (loss) per common share	$(0.50)	$(0.60)	$0.12	$0.21	$(0.71)	$0.30	$0.36	$0.29	$0.09	$1.02

Weighted average shares outstanding	22,950	23,463	24,098	24,604	23,805	19,794	20,530	20,874	21,211	20,604
Diluted weighted average shares outstanding	24,747	23,463	25,561	25,410	25,128	20,668	21,186	21,499	22,368	21,461

(1)
Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 (SAB 101). As a result, the quarterly information for the first three quarters of 2000 noted above has been restated from that previously filed on the Quarterly Reports on Form 10Q. In addition, the restatement for the quarter ended March 31, 2000 also includes the effects of the merger with CVC in May 2000. The adoption of SAB 101 and the merger with CVC had the effect of increasing net sales by $35.4 million for the first quarter of 2000. Net income for the first quarter of 2000 decreased by $14.8 million, and basic and diluted earnings per share decreased by $0.67 and $0.63, respectively. The adoption of SAB 101 had the effect of increasing net sales and decreasing the net loss for the second quarter of 2000 by $8.7 million and $1.2 million, respectively, and basic and diluted earnings per share increased by $0.05. The adoption of SAB 101 had the effect of decreasing net sales and net income for the third quarter of 2000 by $11.8 million and $3.0 million, respectively, and basic and diluted earnings per share by $0.13 and $0.12, respectively.

(2)
Restated from previously filed Quarterly Report on Form 10Q due to the CVC merger.

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
  (b)
  Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K on February 16, 2001 reporting quarterly financial information for the year ended December 31, 2000 which results have been restated to give effect to the adoption of SAB 101 (the "Form 8-K"). The Registrant filed an Amendment on Form 8-K/A to the Form 8-K on March 12, 2001, reporting a change to certain information included in the Form 8-K.

  (c)
  Exhibits

    Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Agreement and Plan of Merger among Veeco Instruments Inc., Veeco Acquisition Corp., Ion Tech, Inc. and Certain of its Security holders dated October 14, 1999.	Current Report on Form 8-K filed October 14, 1999, Exhibit 2.1
2.2	Agreement and Plan of Merger among Veeco Instruments Inc., Veeco Real Estate Corp., Tulakes Real Estate Investments, Inc. and its Security holders dated October 14, 1999.	Current Report on Form 8-K filed October 14, 1999, Exhibit 2.2
2.3	Agreement and Plan of Merger among Veeco Instruments Inc., Veeco Acquisition Corp. and CVC, Inc. dated February 29, 2000.	Current Report on Form 8-K filed March 13, 2000, Exhibit 2.1.
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco Instruments Inc. dated May 29, 1998.	*
3.3	Amendment to Certificate of Incorporation of Veeco Instruments Inc. dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
10.1	Credit Agreement dated July 31, 1996 among Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996, Exhibit 10.25

10.2	Amendment No. 1 to Credit Agreement, dated June 25, 1997 among Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Annual Report on Form 10-K for the Year Ended December 31, 1999, Exhibit 10.2
10.3	Amendment No. 2 to Credit Agreement, dated January 31, 1999 among Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Annual Report on Form 10-K for the Year Ended December 31, 1998, Exhibit 10.34
10.4	Amendment No. 3 and Waiver to Credit Agreement, dated March 3, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Annual Report on Form 10-K for the Year Ended December 31, 1999, Exhibit 10.4
10.5	Amendment No. 4 to Credit Agreement, dated May 4, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.1
10.6	Amendment No. 5 to Credit Agreement, dated May 4, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.13
10.7	Amendment No. 6 to Credit Agreement, dated December 11, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	*
10.8
	Loan Agreement dated March 31, 1998 between CVC Products, Inc. and Manufacturers and Traders Trust Company, including amendments thereto dated September 30, 1998, February 19, 1999 and September 22, 1999.	CVC, Inc. Registration Statement on Form S-1 (File Number 333-38057), Exhibits 10.44, 10.45, 10.46 and 10.47
10.9	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.10	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.11	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.12	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.13	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2

10.14	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.15	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.16	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.17	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.18	Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan. dated October 26, 2000.	*
10.19	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.20	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.21	CVC, Inc. 1999 Non-Employee Directors' Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.1
10.22	CVC, Inc. Amended and Restated 1997 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.2
10.23	Amended and Restated (1996) Stock Option Plan of CVC, Inc. (formerly, CVC Holdings, Inc.).	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.3
10.24	Form of Commonwealth Scientific Corporation Non-Qualified Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.4
10.25	Employment Agreement dated as of April 3, 2000 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.2
10.26	Employment Agreement dated as of April 3, 2000 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.27	Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Don R. Kania.	Annual Report on Form 10-K for the Year Ended December 31, 1997, Exhibit 10.33
10.28	Letter Agreement dated January 16, 1995 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 1994, Exhibit 10.20
21.1	Subsidiaries of the Registrant.	*

23.1	Consent of Ernst & Young LLP.	*
23.2	Consent of PricewaterhouseCoopers LLP.	*

*
Filed herewith

Schedule II—Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2001.

VEECO INSTRUMENTS INC.
BY:	/S/ EDWARD H. BRAUN Edward H. Braun Chairman, Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 14, 2001.

Signatures	Title
/s/ EDWARD H. BRAUN Edward H. Braun	Director, Chairman, Chief Executive Officer and President (principal executive officer)
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director
/s/ JOEL A. ELFTMANN Joel A. Elftmann	Director
/s/ HEINZ K. FRIDRICH Heinz K. Fridrich	Director
/s/ DOUGLAS A. KINGSLEY Douglas A. Kingsley	Director
/s/ DR. PAUL R. LOW Dr. Paul R. Low	Director
ROGER D. MCDANIEL Roger D. McDaniel	Director

/s/ IRWIN H. PFISTER Irwin H. Pfister	Director
/s/ WALTER J. SCHERR Walter J. Scherr	Director
/s/ JOHN F. REIN, JR. John F. Rein, Jr.	Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)
/s/ JOHN P. KIERNAN John P. Kiernan	Vice President-Corporate Controller (principal accounting officer)

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Agreement and Plan of Merger among Veeco Instruments Inc., Veeco Acquisition Corp., Ion Tech, Inc. and Certain of its Security holders dated October 14, 1999.	Current Report on Form 8-K filed October 14, 1999, Exhibit 2.1
2.2	Agreement and Plan of Merger among Veeco Instruments Inc., Veeco Real Estate Corp., Tulakes Real Estate Investments, Inc. and its Security holders dated October 14, 1999.	Current Report on Form 8-K filed October 14, 1999, Exhibit 2.2
2.3	Agreement and Plan of Merger among Veeco Instruments Inc., Veeco Acquisition Corp. and CVC, Inc. dated February 29, 2000.	Current Report on Form 8-K filed March 13, 2000, Exhibit 2.1.
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco Instruments Inc. dated May 29, 1998.	*
3.3	Amendment to Certificate of Incorporation of Veeco Instruments Inc. dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
10.1	Credit Agreement dated July 31, 1996 among Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996, Exhibit 10.25
10.2	Amendment No. 1 to Credit Agreement, dated June 25, 1997 among Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Annual Report on Form 10-K for the Year Ended December 31, 1999, Exhibit 10.2
10.3	Amendment No. 2 to Credit Agreement, dated January 31, 1999 among Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Annual Report on Form 10-K for the Year Ended December 31, 1998, Exhibit 10.34
10.4	Amendment No. 3 and Waiver to Credit Agreement, dated March 3, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Annual Report on Form 10-K for the Year Ended December 31, 1999, Exhibit 10.4

10.5	Amendment No. 4 to Credit Agreement, dated May 4, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.1
10.6	Amendment No. 5 to Credit Agreement, dated May 4, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.13
10.7	Amendment No. 6 to Credit Agreement, dated December 11, 2000 between Veeco Instruments Inc., Fleet Bank N.A. and The Chase Manhattan Bank.	*
10.8
	Loan Agreement dated March 31, 1998 between CVC Products, Inc. and Manufacturers and Traders Trust Company, including amendments thereto dated September 30, 1998, February 19, 1999 and September 22, 1999.	CVC, Inc. Registration Statement on Form S-1 (File Number 333-38057), Exhibits 10.44, 10.45, 10.46 and 10.47
10.9	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.10	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.11	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.12	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.13	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.14	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.15	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.16	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3

10.17	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.18	Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan. dated October 26, 2000.	*
10.19	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.20	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.21	CVC, Inc. 1999 Non-Employee Directors' Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.1
10.22	CVC, Inc. Amended and Restated 1997 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.2
10.23	Amended and Restated (1996) Stock Option Plan of CVC, Inc. (formerly, CVC Holdings, Inc.).	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.3
10.24	Form of Commonwealth Scientific Corporation Non-Qualified Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.4
10.25	Employment Agreement dated as of April 3, 2000 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.2
10.26	Employment Agreement dated as of April 3, 2000 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.27	Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Don R. Kania.	Annual Report on Form 10-K for the Year Ended December 31, 1997, Exhibit 10.33
10.28	Letter Agreement dated January 16, 1995 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 1994, Exhibit 10.20
21.1	Subsidiaries of the Registrant.	*
23.1	Consent of Ernst & Young LLP.	*
23.2	Consent of PricewaterhouseCoopers LLP.	*

*
Filed herewith

Veeco Instruments Inc. and Subsidiaries

Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Auditors

To the Shareholders and the Board of Directors
Veeco Instruments Inc.

    We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries ("Veeco" or the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of CVC, Inc. ("CVC"), which merged with Veeco in May 2000, which statements reflect total assets constituting 13% as of December 31, 1999, and total sales constituting 25% in 1999 and 24% in 1998 of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for CVC, is based solely on the report of other auditors.

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

    In our opinion, based on our audits and the report of other auditors for 1999 and 1998, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veeco Instruments Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, in 2000, the Company changed its method of revenue recognition for certain products in accordance with the provisions of Staff Accounting Bulletin No. 101.

                      /s/ ERNST & YOUNG LLP

Melville, New York
February 5, 2001

Report of Independent Accountants

To the Board of Directors and
Stockholders of CVC, Inc:

    In our opinion, the consolidated balance sheet as of September 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1999 of CVC, Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of CVC, Inc. and its subsidiaries at September 30, 1999 and for each of the two years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of CVC, Inc. for any period subsequent to September 30, 1999.

/s/ PRICEWATERHOUSECOOPERS LLP
Rochester, New York
October 18, 1999

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$63,420	$29,852
Short-term investments	26,895	50,888
Accounts receivable, less allowance for doubtful accounts of $2,116 in 2000 and $2,403 in 1999	98,248	79,952
Inventories	100,062	85,876
Prepaid expenses and other current assets	8,307	7,507
Deferred income taxes	45,303	12,363

Total current assets	342,235	266,438
Property, plant and equipment at cost, net	60,094	61,298
Excess of cost over net assets acquired, less accumulated amortization of $1,908 in 2000 and $1,352 in 1999	9,481	6,500
Other assets, net	11,473	6,960

Total assets	$423,283	$341,196

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$33,134	$27,723
Accrued expenses	56,093	37,706
Deferred gross profit	28,771	—
Income taxes payable	2,343	7,580
Current portion of long-term debt	1,431	2,773
Short-term borrowings from lines of credit	—	10,679
Notes payable to former Digital shareholders	—	8,000

Total current liabilities	121,772	94,461

Deferred income taxes	2,681	4,281
Long-term debt	14,631	17,252
Other liabilities	1,291	1,258
Shareholders' equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 40,000,000 shares authorized; 24,662,651 and 21,279,565 shares issued and outstanding in 2000 and 1999, respectively	247	213
Additional paid-in capital	226,628	149,446
Retained earnings	58,175	75,276
Unamortized deferred compensation	(23)	(135)
Accumulated comprehensive loss	(2,119)	(856)

Total shareholders' equity	282,908	223,944

Total liabilities and shareholders' equity	$423,283	$341,196

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2000	1999	1998
Net sales	$386,668	$329,521	$283,158
Cost of sales	227,838	176,152	157,460

Gross profit	158,830	153,369	125,698
Costs and expenses:
Research and development expense	53,904	44,175	40,591
Selling, general and administrative expense	78,861	65,809	55,928
Amortization expense	3,736	479	389
Other expense (income), net	929	123	(1,217)
Merger and reorganization expenses	14,206	2,600	7,500
Asset impairment charge	3,722	—	—
Loss on sale of leak detection business	—	2,500	—
Write-off of purchased in-process technology	—	2,474	—
Write-off of deferred charges	—	—	675

	155,358	118,160	103,866

Operating income	3,472	35,209	21,832
Interest expense	2,374	2,976	2,777
Interest income	(3,681)	(3,671)	(592)

Income before income taxes and cumulative effect of change in accounting principle	4,779	35,904	19,647
Income tax provision	4,277	13,923	6,010

Net income before cumulative effect of change in accounting principle	502	21,981	13,637
Cumulative effect of change in accounting principle, net of taxes	(18,382)	—	—

Net (loss) income	$(17,880)	$21,981	$13,637

Earnings (loss) per common share:
Net income per common share before cumulative effect of change in accounting principle	$0.02	$1.07	$0.73
Cumulative effect of change in accounting principle, net of income taxes	(0.77)	—	—

Net (loss) income per common share	$(0.75)	$1.07	$0.73

Diluted net income per common share before cumulative effect of change in accounting principle	$0.02	$1.02	$0.70
Cumulative effect of change in accounting principle	(0.73)	—	—

Diluted net (loss) income per common share	$(0.71)	$1.02	$0.70

Pro forma amounts assuming retroactive effect of change:
Net income	$502	$13,695	$12,682
Net income per common share	$0.02	$0.66	$0.68
Diluted net income per common share	$0.02	$0.64	$0.65
Weighted average shares outstanding	23,805	20,604	18,775
Diluted weighted average shares outstanding	25,128	21,461	19,436

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Unamortized Deferred Compensation	Accumulated Comprehensive (Loss) Income		Comprehensive Income
	Shares	Amount					Total
Balance at December 31, 1997	18,550,080	$186	$65,394	$42,302	$(254)	$(53)	$107,575
Exercise of stock options and stock issuances under stock purchase plan	455,039	5	3,781	—	—	—	3,786	—
Translation adjustment	—	—	—	—	—	426	426	$426
Stock option income tax benefit	—	—	3,189	—	—	—	3,189	—
Non-cash compensation charge	—	—	1,585	—	—	—	1,585	—
Net income	—	—	—	13,637	—	—	13,637	13,637
Adjustment to reflect change in year-end for Ion Tech	—	—	—	(412)	—	—	(412)	—
Minimum pension liability, net of tax effect	—	—	—	—	—	(44)	(44)	(44)
Deferred compensation	—	—	109	—	2	—	111	—
Distributions to former shareholders of Digital and Ion Tech	—	—	—	(2,134)	—	—	(2,134)	—

Balance at December 31, 1998	19,005,119	191	74,058	53,393	(252)	329	127,719	$14,019

Exercise of stock options and stock issuances under stock purchase plan	1,274,446	12	24,639	—	—	—	24,651	—
Stock option income tax benefit	—	—	1,911	—	—	—	1,911	—
Translation adjustment	—	—	—	—	—	(1,008)	(1,008)	$(1,008)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(14)	(14)	(14)
Net income	—	—	—	21,981	—	—	21,981	21,981
Net proceeds from public offering	1,000,000	10	48,850	—	—	—	48,860	—
Minimum pension liability, net of tax effect	—	—	—	—	—	(163)	(163)	(163)
Deferred compensation	—	—	(12)	—	117	—	105	—
Distributions to former shareholders of Ion Tech	—	—	—	(98)	—	—	(98)	—

Balance at December 31, 1999	21,279,565	213	149,446	75,276	(135)	(856)	223,944	$20,796

Adjustment to reflect change in year-end for CVC	1,338,208	13	16,938	545	—	—	17,496	—
Exercise of stock options and stock issuances under stock purchase plan	1,762,654	18	31,256	—	—	—	31,274	—
Stock option income tax benefit	—	—	28,988	—	—	—	28,988	—
Stock issued in connection with the Monarch merger	282,224	3	—	234	—	—	237	—
Translation adjustment	—	—	—	—	—	(1,279)	(1,279)	$(1,279)
Unrealized gain on available-for-sale securities	—	—	—	—	—	16	16	16
Net loss	—	—	—	(17,880)	—	—	(17,880)	(17,880)
Deferred compensation	—	—	—	—	112	—	112	—

Balance at December 31, 2000	24,662,651	$247	$226,628	$58,175	$(23)	$(2,119)	$282,908	$(19,143)

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2000	1999	1998
Operating activities
Net (loss) income	$(17,880)	$21,981	$13,637
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,551	10,010	7,179
Deferred income taxes	(22,036)	(3,492)	(1,335)
Stock option income tax benefit	28,988	1,911	3,189
Cumulative effect of change in accounting principle	18,382	—	—
Non-cash merger and reorganization expenses	19,044	—	3,544
Loss on sale of leak detection business	—	2,500	—
Write-off of purchased in-process technology	—	2,474	—
Other	(47)	(664)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,122)	(26,155)	3,577
Inventories	(20,299)	(3,253)	(8,343)
Accounts payable	7,046	1,204	(8,529)
Accrued expenses, deferred gross profit and other current liabilities	9,420	2,460	(9,711)
Recoverable income taxes	(4,100)	—	—
Other, net	(273)	140	308
Operating activities three months ended 12/31/99—CVC	638	—	—

Net cash provided by operating activities	10,312	9,116	3,516

Investing activities
Capital expenditures	(17,810)	(12,237)	(13,127)
Proceeds from sale of property, plant and equipment	497	3,129	—
Proceeds from sale of leak detection business	3,000	—	—
Payments for net assets of businesses acquired	(13,835)	(3,300)	—
Purchases of available-for-sale securities	(436,013)	(395,949)	—
Sales of available-for-sale securities	110,453	29,407	—
Maturities of available-for-sale securities	349,578	315,631	—
Investing activities three months ended 12/31/99—CVC	(528)	—	—

Net cash used in investing activities	(4,658)	(63,319)	(13,127)

Financing activities
Proceeds from stock issuances	31,274	65,403	3,786
Net proceeds from borrowings under lines of credit	—	6,540	3,612
Proceeds from long-term debt	—	—	9,001
Repayments of long-term debt	(9,318)	(11,687)	(3,052)
Distributions to former shareholders of Digital and Ion Tech	—	(98)	(2,134)
Financing activities three months ended 12/31/99—CVC	3,627	—	—

Net cash provided by financing activities	25,583	60,158	11,213

Effect of exchange rate changes on cash and cash equivalents	2,331	298	(989)

Net increase in cash and cash equivalents	33,568	6,253	613
Cash and cash equivalents at beginning of year	29,852	23,599	22,986

Cash and cash equivalents at end of year	$63,420	$29,852	$23,599

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2000

1. Description of Business and Significant Accounting Policies

Business

    Veeco Instruments Inc. ("Veeco" or the "Company") designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the optical telecommunications, data storage and semiconductor/research industries. These industries help create a wide range of information age products for today and tomorrow—such as personal computers, network servers, fiber optic networks, digital cameras, TV set-top boxes and personal digital assistants. The Company's process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads for the data storage industry and optical telecommunications components. The Company's merger with CVC in May 2000 strengthened Veeco's position in the data storage industry. With the acquisition of Ion Tech in 1999, Veeco became a supplier of ion beam deposition equipment to the optical filter market (dense wavelength division multiplexing or "DWDM"). The DWDM optical filters are used to expand the capacity of fiber optic networks. Veeco's broad line of technology allows customers to improve time to market of next generation products. Veeco's metrology equipment is used to provide critical surface measurements on thin film magnetic heads and disks used in hard drives, as well as on semiconductor devices, and in optical telecommunications and research applications. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Veeco and its subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

Derivatives

    In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and on June 15, 2000, issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment to FASB Statement No. 133. These statements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is required to adopt these statements in the first quarter of 2001.

    The Company has assessed the impact of these statements on its consolidated financial statements and believes that the effect will not be material to the Company's consolidated operating results.

Revenue Recognition

    Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue when title passed to the customer, generally upon shipment. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts.

    Generally, for its more complex process equipment products generally sold to companies in the data storage and specialty semiconductor industries, the Company now recognizes revenue upon completion of installation of the equipment and receipt of final customer acceptance. Such products usually have substantive customer acceptance provisions.

    For certain process equipment products generally sold to the telecommunications industry, the Company is typically required to install the equipment at the customer's site. In such cases revenue is generally recorded when title passes to the customer, generally upon shipment. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10%), which is not payable by the customer until the installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.

    For certain metrology products where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment.

    The Company provides for warranty costs at the time the related revenue is recognized.

    The cumulative effect of the change from the prior year resulted in a charge to income of $18,382,000 (net of income taxes of $12,639,000), which is included in the Consolidated Statement of Operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $1,304,000 ($.05 per share). The pro forma amounts presented in the Consolidated Statements of Operations were calculated assuming the accounting change was made retroactively to prior periods. For the twelve months ended December 31, 2000, the Company recognized approximately $67,024,000 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue was to increase income by $18,382,000 (after reduction for income taxes of $12,639,000) during the year ended December 31, 2000. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

Cash Flows

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid during 2000, 1999 and 1998 was approximately

$2,327,000, $2,840,000 and $2,837,000, respectively. Income taxes paid in 2000, 1999 and 1998 was approximately $6,698,000, $6,948,000 and $6,314,000, respectively.

Inventories

    Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

Depreciable Assets

    Depreciation and amortization are generally computed by the straight-line method and are charged against income over the estimated useful lives of depreciable assets.

Long-Lived Assets

    Excess of cost over net assets acquired is being amortized on a straight-line basis over periods ranging from 10 to 40 years. Other intangible assets, included within other assets in the consolidated balance sheet, consist of purchased technology, patents, assembled workforce, trademarks, covenants not-to-compete, software licenses and deferred finance costs aggregating $10,344,000 and $5,823,000, which are net of accumulated amortization of $4,384,000 and $1,841,000 at December 31, 2000 and 1999, respectively. Other intangible assets are amortized over periods ranging from 2 to 17 years.

    The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment exists at December 31, 2000.

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

Advertising Expense

    The cost of advertising is expensed as of the first showing. The Company incurred $5,184,000, $4,553,000 and $4,702,000 in advertising costs during 2000, 1999 and 1998, respectively.

Stock-Based Compensation

    The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Prior to the merger with Veeco, CVC granted approximately 69,000 options to employees during 1998, at an amount which was less than the fair market value as of the grant date. Accordingly, CVC recorded unamortized deferred compensation expense for such options which vest over periods ranging from 3 to 5 years. Compensation expense is being amortized over the vesting period and unamortized compensation expense has been recorded as a reduction to stockholders' equity.

Fair Value of Financial Instruments

    The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities.

    The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of securities. The carrying amount of the Company's debt at December 31, 2000 and 1999 approximates its fair value.

(Loss) Earnings Per Share

    The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	2000	1999	1998
	(In thousands)
Weighted average shares outstanding	23,805	20,604	18,775
Dilutive effect of stock options and warrants	1,323	857	661

Diluted weighted average shares outstanding	25,128	21,461	19,436

Reclassifications

    Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

2. Business Combinations and Basis of Presentation

CVC, Inc.

    On May 5, 2000, a wholly-owned subsidiary of the Company merged with CVC, Inc. ("CVC"), of Rochester, New York. As a result, CVC became a wholly-owned subsidiary of the Company. Under the terms of the agreement, CVC shareholders received 0.43 shares of Veeco Common Stock (5,386,238 shares in total) for each share of CVC common stock outstanding. The merger was accounted for as a pooling of interests and, as a result, historical consolidated financial data has been restated to include CVC data. CVC provides cluster tool equipment used in the production of disk drive head fabrication, optical active and passive components and specialty semiconductor applications.

    During June 2000, the Company implemented a reorganization plan in an effort to integrate CVC into the Company, consolidate duplicate manufacturing facilities and reduce other operating costs. Veeco incurred non-recurring charges of $33.0 million during the year ended December 31, 2000. Of these charges, $15.3 million related to a non-cash charge write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other one-time transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. The $4.8 million charge for duplicate facility and personnel costs principally related to the closing of CVC's Virginia facilities and an approximate 200-person work force reduction, which included both management and manufacturing employees principally located in Alexandria, Virginia, and Rochester and Plainview, New York. The accrual of $14.0 million for merger and reorganization costs was expended as of December 31, 2000, which represented $9.4 million for transaction costs, $3.5 million for termination benefits paid and $1.1 million for duplicate facility costs. The write-down of long-lived assets to estimated net realizable value related primarily to leasehold improvements, machinery and equipment and intangible assets for CVC's Virginia facilities. In addition, the $15.3 million non-cash write-off of inventory principally related to CVC Virginia facilities' product line of ion beam etch and deposition equipment. The Company has integrated this product line into Veeco's existing ion beam etch and deposition products, and has determined that a portion of this product line's inventory is not useable. The following table displays the revenues and net (loss) income of CVC, Inc. for the periods preceding the business combination and the amounts after the merger through December 31, 2000:

	Year ended December 31,
	2000	1999	1998
Net sales:
Veeco (pre-merger)	$82,861	$246,606	$214,985
CVC	18,506	82,915	68,173
Veeco (post-merger)	285,301	—	—

Combined	$386,668	$329,521	$283,158

Net (loss) income:
Veeco (pre-merger)	$(6,454)	$20,410	$13,373
CVC	(10,203)	1,571	264
Veeco (post-merger)	(1,223)	—	—

Combined	$(17,880)	$21,981	$13,637

    Prior to the merger, CVC's fiscal year end was September 30 and, therefore, the Consolidated Statements of Operations for 1999 and 1998 include CVC's years ended September 30, 1999 and 1998 Consolidated Statements of Income, respectively. In addition, the December 31, 1999 Consolidated

Balance Sheet includes CVC's September 30, 1999 consolidated balance sheet. CVC's operating results for the three months ended December 31, 1999 is not reflected in Veeco's 1999 or 2000 operating results. The following describes the adjustment to retained earnings in 2000 from changing the fiscal year end of CVC effective January 1, 2000 (in thousands):

Revenues from October 1, 1999 to December 31, 1999	$25,216
Expenses from October 1, 1999 to December 31, 1999	24,671

Net income adjustment to Veeco retained earnings at January 1, 2000	$545

    During the period from October 1, 1999 through December 31, 1999, CVC completed an initial public offering (November 1999), pursuant to which 1,290,000 shares of common stock, par value $.01 per share, were issued and sold. In addition, 48,208 shares of common stock were issued upon exercise of CVC stock options from the period October 1, 1999 to December 31, 1999.

Monarch Labs, Inc.

    On January 31, 2000, Monarch Labs, Inc. ("Monarch"), a developer and manufacturer of automated quasi-static test systems for the data storage industry, merged with a subsidiary of Veeco. Monarch was a privately-held company located in Longmont, Colorado. Under the terms of the merger, Monarch shareholders received 282,224 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests transaction, however, as Monarch's historical results of operations and financial position are not material in relation to those of Veeco, financial information prior to the merger is not restated. Accordingly, $3,000 and $234,000 have been included as an adjustment to common stock and additional paid-in capital, respectively, during the year ended December 31, 2000.

Ion Tech, Inc.

    On November 4, 1999, Ion Tech, Inc. and an affiliate (collectively, "Ion Tech"), a supplier of ion beam deposition systems, merged with and into subsidiaries of Veeco. The merger was accounted for as a pooling of interests and, accordingly, historical consolidated financial data has been restated to include Ion Tech data. Under the merger, Ion Tech shareholders received 1,509,437 shares of Veeco Common Stock. Merger expenses of approximately $2,600,000 pertaining to investment banking, legal fees and other one-time transaction costs were charged to operating expenses during the year ended December 31, 1999.

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

Revenues from January 1, 1998 to June 30, 1998	$3,919
Expenses from January 1, 1998 to June 30, 1998	3,447

Net income	472
Distributions to shareholders	60

Adjustment to retained earnings	$412

Digital Instruments, Inc.

    On May 29, 1998, Veeco merged with Digital Instruments, Inc. ("Digital"), a leader in scanning probe/atomic force microscopy (SPM/AFM). Under the merger, Digital shareholders received 5,583,725 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include Digital data. Merger expenses were comprised of transaction fees and expenses of $3,300,000 and a $1,585,000 non-cash compensation charge related to stock issued in accordance with a pre-existing agreement with a key Digital employee. Reorganization expenses, principally related to the Digital merger, consisted of $509,000 for severance costs, $750,000 for an estimated loss on a future sublease of an abandoned office and manufacturing facility, $887,000 for write-downs of long-lived assets held-for-sale or disposal and $469,000 for other costs. The Company implemented its reorganization plan in an effort to integrate Digital into the Company, consolidate manufacturing facilities, terminate its marketing and distribution agreements for a metrology product which competed directly with Digital, and reduce other operating expenses. The severance costs covered 13 management and manufacturing employees located in Santa Barbara, California, and Plainview and Orangeburg, New York in the Metrology and Process Equipment segments, respectively. The sublease loss covered an office and manufacturing facility in Santa Barbara, California. Charges associated with the sublease loss were paid over the remaining life of the lease. The write-down of long-lived assets, to estimated net realizable value, related primarily to three SXM atomic force microscopes previously used for demonstration and testing purposes in the Metrology segment. Termination benefits paid during 1998 approximated $300,000. The Company substantially completed the reorganization plan in 1999 and incurred severance, a loss on a sublease and other costs aggregating approximately $900,000, which were charged against the reorganization accrual. The Company sold the long-lived assets in 1999 for an aggregate amount that approximated net book value. At December 31, 2000, the balance of the reorganization accrual has been fully expended.

    Prior to the merger, Digital had elected "S" Corporation status for income tax purposes and therefore was not subject to federal income taxes at the corporation level. As a result of the merger, Digital's "S" Corporation election was terminated. Pro forma net income and pro forma net income per common share as shown below reflects income taxes for Digital as if it had been a "C" Corporation for all periods presented:

Year ended December 31, 1998
Income before income taxes	$19,647
Pro forma income tax provision	7,464

Pro forma net income	$12,183

Pro forma net income per common share	$0.65
Pro forma diluted net income per common share	$0.63

Atomic Force Microscope Assets

    On March 23, 2000, the Company purchased certain atomic force microscope assets from International Business Machines Corporation. The acquisition was accounted for using the purchase method of accounting. Results of operations for the period from March 23, 2000 to December 31, 2000 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Slider Level Crown Product Line

    On February 11, 2000, Veeco entered into a strategic alliance with Seagate Technology, Inc. ("Seagate") under which Veeco assumed production responsibility for Seagate's internal Slider Level Crown ("SLC") product line and acquired rights to commercialize such products for sale to third parties. The acquisition was accounted for using the purchase method of accounting. Results of operations for the period February 11, 2000 to December 31, 2000 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

OptiMag, Inc.

    On October 14, 1999, Veeco acquired the capital stock of OptiMag, Inc. ("OptiMag"), of San Diego, California, for cash of $3,300,000 and a deferred payment of $1,200,000, which was paid on October 27, 2000. OptiMag, founded in 1998, is a supplier of automated optical defect inspection and process control equipment for the data storage thin film magnetic head industry. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. In addition, the acquisition calls for contingent consideration to be paid by Veeco based upon both year 2000 revenues and the future appraised value of OptiMag. During the year, approximately $1,600,000 of contingent consideration related to OptiMag's revenues has been accrued and recorded as an addition to excess of cost over net assets acquired. The contingent consideration based upon the appraised value of OptiMag is currently not known. The amount will be determined during 2001.

    The purchase price was allocated as follows: $4,050,000 to excess of cost over net assets acquired; $3,200,000 to core technology; $570,000 to assembled workforce, trademarks and a covenant not-to-compete and $1,300,000 to in-process research and development projects ("R&D") for projects that had not reached technological feasibility and had no alternative future uses and, thus, the amounts allocated to such projects were expensed as of the date of acquisition. OptiMag's in-process R&D value is comprised of the Oasis version 1.0 software and hardware component development program, which includes the introduction of certain new technologies. At the acquisition date, OptiMag's R&D program was approximately 84% complete, with the remainder completed in 2000.

    The value assigned to purchased in-process R&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process R&D was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The rate utilized to discount the net cash flows to their present value was 30%.

    The amortization periods of intangible assets related to excess of cost over net assets acquired, core technology, assembled workforce, trademarks and covenant not-to-compete are ten years, five years, three years, five years and two years, respectively.

    The results of operations of OptiMag for the period from October 15, 1999 to December 31, 1999 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1999. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for the years ended December 31, 1999 and 1998.

Commonwealth Scientific Corporation

    On May 10, 1999, CVC acquired Commonwealth Scientific Corporation ("Commonwealth"), a Virginia-based company, which offers ion beam modules and systems which provide ion beam etching, deposition and diamond-like carbon (DLC) processes and ion beam sources for research and development and original equipment manufacturer customers. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated as follows (in thousands):

Net tangible assets of Commonwealth	$6,298
Purchased in-process R&D	1,174
Intangible assets:
Workforce in place	704
Current technology	265
Goodwill	57

Total purchase price	$8,498

    The purchased in-process R&D includes the value of products in the development stage, which have not reached technological feasibility and for which there is no alternative future use. Accordingly, the amount of $1,174,000 was expensed in 1999. The value was determined using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects based on the projects' stage of completion. A discount rate of 35% was applied to the projects' cash flows and there were no material changes from historical pricing, margins, and expense levels. Due to the merger of Veeco and CVC, the Company implemented a reorganization plan, which included the closing of CVC's Virginia facilities. Due to this restructuring, the Commonwealth in-process R&D program has been abandoned by the Company. During 2000, approximately $608,000 has been spent on this program.

    Due to the Company's reorganization plan and the closing of CVC's Virginia facilities, the net purchased intangibles of approximately $900,000 were subsequently written off during the year ended December 31, 2000.

    The operating results of Commonwealth have been included in the Company's Consolidated Statements of Operations from the date of acquisition. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for the years ended 1999 and 1998.

3. Balance Sheet Information

	December 31,
	2000	1999
	(In thousands)
Inventories:
Raw materials	$60,281	$49,609
Work in process	23,703	21,736
Finished goods	16,078	14,531

	$100,062	$85,876

	December 31,
			Estimated Useful Lives
	2000	1999
	(In thousands)
Property, plant and equipment:
Land	$6,662	$6,662
Buildings and improvements	32,207	26,828	10-40 years
Machinery and equipment	54,332	56,296	3-10 years
Leasehold improvements	5,694	5,627	3-7 years

	98,895	95,413
Less accumulated depreciation and amortization	38,801	34,115

	$60,094	$61,928

	2000	1999
	(In thousands)
Accrued expenses:
Payroll and related benefits	$12,302	$8,740
Taxes, other than income	3,695	4,917
Customer deposits and advanced billings	19,612	4,512
Installation and warranty	7,665	7,557
Other	12,819	11,980

	$56,093	$37,706

Short-term Investments

    Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. All investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest (income) expense. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest (income) expense. The cost of securities sold is based on the specific identification method.

    The carrying amounts of available-for-sale securities approximate fair value. The following is a summary of available-for-sale securities:

	2000	1999
	(In thousands)
Commercial paper	$15,730	$19,047
Municipal bonds	2,707	14,527
Floating rate bonds	—	9,029
Corporate bonds	—	6,071
Obligations of U.S. Government agencies	4,404	2,003
Other debt securities	4,054	211

	$26,895	$50,888

    All investments at December 31, 2000 have contractual maturities of one year or less. During the year ended December 31, 2000 and 1999, available-for-sale securities with fair values at the date of sale of approximately $110.5 million and $29.4 million, respectively, were sold.

4. Debt

Credit Facilities

    The Company has an unsecured credit facility (as amended, the "Credit Facility"), which may be used for working capital, acquisitions and general corporate purposes. The Credit Facility provides the Company with up to $40 million of availability. The Credit Facility's interest rate is the prime rate of the lending banks, but is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided.

    The Credit Facility expires December 31, 2001, but under certain conditions is convertible into a term loan, which would amortize quarterly through December 31, 2005.

    The Credit Facility contains certain restrictive covenants which, among other things, impose limitations with respect to incurrence of certain additional indebtedness, payment of dividends, long-term leases, investments, mergers, consolidations and specified sales of assets. The Company is also required to satisfy certain financial tests.

    As of December 31, 2000 and 1999, no borrowings were outstanding under the Company's Credit Facility and the Company was contingently liable for a letter of credit of approximately $3,271,000 issued under the Credit Facility and expiring in June 2001.

    The Company's CVC subsidiary also had a $15 million bank line of credit at December 31, 2000, which allowed for maximum borrowings based on certain financial criteria and are at the prime interest rate. As of December 31, 2000, no borrowings were outstanding under this line. As of December 31,

1999, approximately $10,679,000 was outstanding under this line. On January 31, 2001, this line was terminated by the Company.

Notes Payable to Digital Shareholders

    In April 1995, the stockholders of Digital received distributions in the amount of $8,000,000 in the form of unsecured promissory notes, bearing interest at 7.21 percent per annum with interest due quarterly and principal due on or before March 31, 2000. These notes were paid in March 2000. Interest relating to these notes approximated $144,000 in 2000 and $577,000 in 1999 and 1998.

Long-term Debt

    Long-term debt is summarized as follows:

	December 31,
	2000	1999
Term loan payable	$5,480	$6,723
Mortgage notes payable	10,531	10,827
Other	51	2,475

	16,062	20,025
Less current portion	1,431	2,773

	$14,631	$17,252

Term Loan Payable

    In April 1998, CVC borrowed $8,000,000 from a commercial bank. The seven-year term loan requires monthly payments of principal and interest at 8.39% until April 2005. The obligation is secured by certain personal property and other intangibles of CVC including patents, patent applications and trademarks.

Mortgage Notes Payable

    Long-term debt also consists of three mortgage notes payable, each secured by certain land and buildings with carrying amounts of approximately $3,492,000 and $11,957,000, respectively, at December 31, 2000. One mortgage note payable ($2,186,000 at December 31, 2000) bears interest at a rate of 8.5% and matures on October 14, 2002. The second mortgage note payable ($6,490,000 at December 31, 2000) bears interest at a rate of 7.75% until December 2002. For periods beginning January 2003 through December 2022, interest will be adjusted every five years using an average treasury yield plus 1.75%. This note is being amortized over a period of 25 years, with the final payment due on December 1, 2022. The third mortgage payable ($1,855,000 at December 31, 2000) bears interest at a rate of 8.29% through September 30, 2002 and matures on October 1, 2007. Beginning October 1, 2002, the Company will likely elect to pay interest on the remaining principal at the then prime rate plus one-half percent, or a rate equal to 225 basis points above the yield on U.S. treasury bonds.

    Long-term debt matures as follows:

(In thousands)
2001	$1,431
2002	3,366
2003	1,339
2004	1,376
2005	1,418
Thereafter	7,132

16,062
Less current portion	1,431

$14,631

5. Shareholders' Equity and Stock Compensation Plans

    Historical net (loss) income and (loss) earnings per share determined on a pro forma basis as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method estimated at the date of grant using a Black-Scholes option pricing model follows:

	December 31,
	2000	1999	1998
	(In thousands, except per share amount)
Pro forma net (loss) income	$(30,546)	$16,298	$9,692
Pro forma net (loss) income per share	$(1.28)	$.79	$.52
Pro forma diluted net (loss) income per share	$(1.28)	$.76	$.51

Fixed Option Plans

    The Company has four fixed option plans. The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "Stock Option Plan") provides for the grant to officers and key employees of up to 2,826,787 options (65,100 options available for future grants as of December 31, 2000) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the Stock Option Plan become exercisable over a three-year period following the grant date and expire after ten years. The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors (as amended, the "Directors' Option Plan"), provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. The Directors' Option Plan provides for the grant of up to 215,000 options (31,003 options available for future grants as of December 31, 2000) to purchase shares of Common Stock of the Company. Such options are exercisable immediately and expire after ten years. The Veeco Instruments Inc. 2000 Stock Option Plan (the "2000 Plan") was approved by the Board of Directors and stockholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of up to 1,250,000 options (106,617 options available for future grants as of December 31, 2000) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the 2000 Plan become exercisable over a three-year period following the grant date and expire after seven years. In addition, the 2000 Plan provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. In this respect, the 2000 Plan is intended to replace the Directors' Option Plan. The Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees (the "Non-Officer Plan") was approved by the Board of Directors in October 2000. The Non-Officer Plan provides for the grant to non-officer employees of up to 150,000 options (750 options available for future grants as of December 31, 2000) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the Non-Officer Plan become exercisable over a three-year period following the grant date and expire after seven years.

    In addition to the four fixed plans, the Company has assumed certain stock option plans and agreements related to CVC and Commonwealth Scientific Corporation, which plans and agreements were in effect prior to the merger with Veeco. These plans do not have options available for future grants, generally vest over a three- to five-year period and expire after five to ten years from the date of grant. As of December 31, 2000, there are 294,867 options outstanding under the various CVC and Commonwealth Scientific Corporation plans.

    The fair values of the options issued under the plans at the date of grant were estimated with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 6.4%, 5.6% and 5.5%, respectively, no dividend yield, volatility factor of the expected market price of the Company's Common Stock of 80%, 64% and 59%, respectively, and a weighted-average expected life of the options of four years.

    A summary of the Company's stock option plans as of December 31, 1998, 1999 and 2000, and changes during the years ended on those dates is presented below:

	1998		1999		2000
	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	1,908	$15.64	2,451	$19.57	3,065	$21.87
Granted	1,221	23.36	1,003	29.21	1,642	46.66
Assumed in acquisition	—	—	123	13.95	—	—
Exercised	(425)	11.42	(331)	21.37	(1,397)	18.62
Forfeited	(253)	20.27	(181)	26.01	(247)	32.10

Outstanding at end of year	2,451	$19.57	3,065	$21.87	3,063	$36.18

Options exercisable at year-end	879	$11.91	1,258	$15.83	809	$27.09
Weighted-average fair value of options granted during the year	—	$11.18		$14.97		$29.36

    The following table summarizes information about fixed stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2000 (000's)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at December 31, 2000 (000's)	Weighted- Average Exercise Price
$4.50	4	3.7	$4.50	4	$4.50
6.98-10.25	80	4.0	8.29	67	8.31
11.28-16.16	184	3.7	13.71	131	13.70
21.50-32.13	1,175	7.9	27.76	424	27.09
33.64-48.75	1,314	6.7	43.33	161	41.26
51.44-74.38	303	7.9	58.62	22	65.02
87.13-97.88	3	9.7	88.81	—	—

$4.50-97.88	3,063	7.0	$36.18	809	$27.09

Employee Stock Purchase Plan

    Under the Veeco Instruments Inc. Amended and Restated Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 250,000 shares of Common Stock to its full-time domestic employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Plan, the Company issued 25,793 shares, 15,949 shares and 29,352 shares to employees in 2000, 1999 and 1998, respectively. The fair value of the employees' purchase rights was estimated using the following assumptions for 2000, 1999 and 1998, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 80%, 64% and 59%; and risk-free interest rates of 6.0%, 4.5% and 5.3%. The weighted-average fair value of those purchase rights granted in 2000, 1999 and 1998 was $21.30, $20.65 and $8.79, respectively. As of December 31, 2000, the Company has reserved 3,265,976 and 135,156 shares of Common Stock for issuance upon exercise of stock options and issuance of shares pursuant to the Plan, respectively.

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

6. Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2000	1999
	(In thousands)
Deferred tax liabilities:
Tax over book depreciation	$2,673	$3,849
Unamortized inventory accounting change	—	424
Other	8	8

Total deferred tax liabilities	2,681	4,281
Deferred tax assets:
Inventory valuation	9,399	6,615
Domestic net operating loss carryforwards	17,605	553
Foreign net operating loss carryforwards	190	234
Warranty and installation	2,593	2,981
Other accruals	3,065	1,065
Deferred gross profit	11,693	—
Other	1,260	1,570

Total deferred tax assets	45,805	13,018
Valuation allowance	(502)	(655)

Net deferred tax assets	45,303	12,363

Net deferred taxes	$42,622	$8,082

    For financial reporting purposes, (loss) income before income taxes and cumulative effect of change in accounting principle consists of:

	Year ended December 31,
	2000	1999	1998
	(In thousands)
Domestic	$(1,964)	$30,458	$17,632
Foreign	6,743	5,446	2,015

	$4,779	$35,904	$19,647

    Significant components of the provision (benefit) for income taxes are presented below:

	Year ended December 31,
	2000	1999	1998
	(In thousands)
Current:
Federal	$5,476	$12,247	$5,100
Foreign	2,513	2,738	546
State	2,359	2,430	1,699

	10,348	17,415	7,345
Deferred:
Federal	(5,571)	(2,659)	(1,171)
Foreign	268	(468)	90
State	(768)	(365)	(254)

	(6,071)	(3,492)	(1,335)

	$4,277	$13,923	$6,010

    The following is a reconciliation of the income tax expense computed using the Federal statutory rate to the Company's actual income tax expense:

	Year ended December 31,
	2000	1999	1998
	(In thousands)
Tax at U.S. statutory rates	$1,673	$12,532	$6,871
State income taxes (net of Federal benefit)	656	1,299	888
Goodwill amortization	144	413	46
Nondeductible merger expenses	3,623	1,309	1,164
Other nondeductible expenses	243	178	244
Operating losses not currently realizable	39	91	14
Income of "S" Corporation not subject to Federal corporation tax	-	-	(1,513)
Operating losses currently realizable	(223)	(15)	(168)
Research and development tax credit	(1,437)	(1,000)	(805)
Benefit of foreign sales corporation	(845)	(1,118)	(460)
Release of valuation allowance	-	(130)	(53)
Other	404	364	(218)

	$4,277	$13,923	$6,010

    The Company has domestic net operating loss carryforwards of approximately $30 million, which expire in the year 2020. The Company also has credit carryforwards (primarily research & development credits) of approximately $4.3 million, which expire in the years 2004 and 2020.

7. Commitments and Contingencies and Other Matters

Minimum Lease Commitments

    Minimum lease commitments as of December 31, 2000 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows:

(In thousands)
2001	$3,566
2002	2,670
2003	1,506
2004	676
2005	382
Thereafter	992

$9,792

    Rent charged to operations amounted to $4,308,000, $3,833,000 and $2,591,000 in 2000, 1999 and 1998, respectively. In addition, the Company is obligated under the leases for certain other expenses, including real estate taxes and insurance.

Royalties

    The Company has arrangements with a number of third parties to use patents in accordance with license agreements. Royalties and license fees expensed under these agreements approximated $522,000, $928,000 and $733,000 in 2000, 1999 and 1998, respectively.

Environmental Remediation

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

Litigation

    In January 2000, Veeco received a revised calculation of damages in a 1988 patent infringement lawsuit in the U.S. District Court of Arizona. Pursuant to this revision, Veeco reversed approximately

$420,000 of the $1,500,000 litigation reserve in 1999 that was no longer required and paid the required amount of $1,080,000. The reversal is included in other expense (income), net in the accompanying Consolidated Statement of Operations.

    The Company is involved in various legal proceedings arising in the normal course of its business. In the opinion of the Company's management, based upon the advice of counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Related Party Transaction

    The Company makes purchases of inventory from a company, which is owned partially by an individual who is also employed by the Company. Payments to this related company in 2000, 1999 and 1998 were approximately $4,126,000, $2,996,000 and $4,883,000, respectively.

    The Company's business depends in large part upon the capital expenditures of data storage, semiconductor and optical telecommunications manufacturers, which accounted for the following percentages of the Company's net sales:

	December 31,
	2000	1999	1998
Data storage	44%	62%	60%
Telecommunications	23%	7%	3%
Semiconductor	15%	11%	18%

Concentration of Credit Risk

    Sales to Seagate accounted for approximately 18%, 19% and 15% and sales to IBM accounted for approximately 4%, 12% and 14% of the Company's net sales during the years ended December 31, 2000, 1999 and 1998, respectively. Each of the Company's segments sell to these major customers. At December 31, 1999, accounts receivable due from a customer represented 15% of aggregate accounts receivable.

    The Company manufactures and sells its products to companies in different geographic locations. In certain instances the Company requires advanced deposits for a portion of the sales price in advance of shipment, however the majority of the system sales do not require such advance payments. The Company does, however, perform periodic credit evaluations of its customers' financial condition and, where appropriate, requires that letters of credit be provided on foreign sales. Receivables generally are due within 30-60 days. The Company's net accounts receivable are concentrated in the following geographic locations:

	December 31,
	2000	1999
	(in thousands)
United States	$45,637	$33,168
Europe	12,310	14,225
Japan	32,181	23,936
Asia Pacific	7,977	8,273
Other	143	350

	$98,248	$79,952

Sale of Leak Detection Business

    During the fourth quarter of 1999, the Company entered into an agreement to sell its leak detection business, which is part of the industrial measurement product segment. For the years ended 1999 and 1998, the leak detection business represented approximately $9,200,000, and $10,300,000, respectively, of consolidated net sales. The sale closed on January 17, 2000. As a result of the transaction, during 1999, the Company recorded a loss of $2,500,000 on the sale, including the write-off of approximately $1,000,000 of goodwill that was previously allocated to this line of business. The assets were included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet at December 31, 1999.

8. Foreign Operations, Geographic Area and Product Segment Information

    Revenue and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2000, 1999 and 1998 are as follows:

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2000	1999	1998	2000	1999	1998
United States	$356,424	$266,551	$249,694	$67,887	$66,484	$57,034
Foreign Countries	98,244	114,562	64,992	1,688	1,314	367
Eliminations	(68,000)	(51,592)	(31,528)	—	—	—

	$386,668	$329,521	$283,158	$69,575	$67,798	$57,401

    The aggregate foreign exchange gains and (losses) included in determining consolidated results of operations were ($804,000), ($421,000) and $774,000 in 2000, 1999 and 1998, respectively.

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

    The following represents the reportable product segments of the Company:

	Net Sales			Operating Income (Loss)			Total Assets
	2000	1999	1998	2000	1999	1998	2000	1999	1998
Metrology	$159,830	$112,172	$126,160	$28,905	$22,955	$26,328	$112,029	$64,959	$73,445
Process equipment	216,283	200,274	137,251	20,721	25,884	5,706	149,847	163,560	104,533
Industrial measurement	10,555	17,075	19,747	(3,666)	(2,000)	(5)	8,045	15,135	16,807
Unallocated corporate amount	—	—	—	(9,238)	(4,056)	(2,022)	153,362	97,542	27,210
Merger and reorganization expenses	—	—	—	(14,206)	(2,600)	(7,500)	—	—	—
Inventory write-off	—	—	—	(15,322)	—	—	—	—	—
Asset impairment charge	—	—	—	(3,722)	—	—	—	—	—
Loss on sale of leak detection business	—	—	—	—	(2,500)	—	—	—	—
Write-off of purchased in-process technology	—	—	—	—	(2,474)	—	—	—	—
Write-off of deferred charges	—	—	—	—	—	(675)	—	—	—

Total	$386,668	$329,521	$283,158	$3,472	$35,209	$21,832	$423,283	$341,196	$221,995

Other Significant Items

	Year ended December 31,
	2000	1999	1998
Depreciation and amortization expense:
Metrology	$4,477	$1,571	$1,674
Process equipment	8,559	7,678	4,865
Industrial measurement	78	129	122
Unallocated corporate	2,437	632	518

Consolidated depreciation and amortization expense	$15,551	$10,010	$7,179

Expenditures for long-lived assets:
Metrology	$7,222	$4,230	$1,488
Process equipment	11,653	7,650	10,896
Industrial measurement	7	50	65
Unallocated corporate	3,509	3,768	678

Consolidated expenditures for long-lived assets	$22,391	$15,698	$13,127

9. Defined Contribution Benefit Plans

    The Company maintains three defined contribution plans under Section 401(k) of the Internal Revenue Code. Principally all of the Company's domestic full-time employees are eligible to participate in one of the three plans. Under the plans, employees may contribute up to a maximum of 15% to 20% of their annual wages, depending on the plan. Employees are immediately vested in their contributions. Two of the plans provide for partial matching contributions by the Company, which vest over a two-or five-year period, depending on the plan. Company contributions to the plans were $1,324,000, $1,060,000 and $939,000 in 2000, 1999 and 1998, respectively.

10. Write-off of Deferred Charges

    During 1998, CVC incurred costs aggregating $675,000 related to a potential initial public offering. These costs were accounted for as a deferred asset with the intent of deducting such amounts from contributed equity upon receipt of the proceeds from the initial public offering. During the fourth quarter of 1998, CVC suspended efforts to complete the public offering and, accordingly, these costs were charged against earnings.

Schedule II—Valuation and Qualifying Accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2000:
Allowance for doubtful accounts	$2,403,000	$683,000	$—	$970,000	$2,116,000
Valuation allowance on net deferred tax assets	655,000	—	—	153,000	502,000

	$3,058,000	$683,000	$—	$1,123,000	$2,618,000

Deducted from asset accounts:
Year ended December 31, 1999:
Allowance for doubtful accounts	$2,070,000	$1,063,000	$236,000	$966,000	$2,403,000
Valuation allowance on net deferred tax assets	348,000	—	449,000	142,000	655,000

	$2,418,000	$1,063,000	$685,000	$1,108,000	$3,058,000

Deducted from asset accounts:
Year ended December 31, 1998:
Allowance for doubtful accounts	$1,154,000	$969,000	$—	$53,000	$2,070,000
Valuation allowance on net deferred tax assets	1,149,000	—	—	801,000	348,000

	$2,303,000	$969,000	$—	$854,000	$2,418,000

S-1

QuickLinks

SAFE HARBOR STATEMENT
SIGNATURES
INDEX TO EXHIBITS
Veeco Instruments Inc. and Subsidiaries Index to Consolidated Financial Statements and Financial Statement Schedule
Report of Independent Auditors
Report of Independent Accountants
Veeco Instruments Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Veeco Instruments Inc. and Subsidiaries Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts