Form 10-Q
period 2001-03-31
VEECO INSTRUMENTS INC
filed 2001-05-09
CIK 103145

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                                 Yes |X| No |_|

24,758,916 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on April 27, 2001.

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

o     risk of cancellation or rescheduling of orders,

o     the highly competitive nature of industries in which the Company operates,

o     changes in foreign currency exchange rates, and

o the other matters discussed in the Business Description contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

                             VEECO INSTRUMENTS INC.

                                      INDEX

PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 2001 and 2000                             4

        Condensed Consolidated Balance Sheets -
        March 31, 2001 and December 31, 2000                                   5

        Condensed Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 2001 and 2000                             6

        Notes to Condensed Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11

Item 3. Quantitative and Qualitative Disclosure About Market Risk             15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      16

SIGNATURES                                                                    17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                     Veeco Instruments Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                               --------
                                                            2001         2000
                                                            ----         ----

Net sales                                                $ 127,268    $  86,831
Cost of sales                                               67,984       46,463
                                                         ---------    ---------
Gross profit                                                59,284       40,368

Costs and expenses:
   Research and development expense                         15,716       13,345
   Selling, general and administrative expense              21,690       17,128
   Amortization expense                                      1,436          509
   Other expense (income), net                               1,406          (20)
   Merger expenses                                              --          250
                                                         ---------    ---------
Operating income                                            19,036        9,156
Interest income, net                                          (766)        (385)
                                                         ---------    ---------
Income before income taxes and cumulative effect
of change in accounting principle                           19,802        9,541
Income tax provision                                         6,929        3,593
                                                         ---------    ---------
Net income before cumulative effect of change
in accounting principle                                     12,873        5,948

Cumulative effect of change in accounting
principle, net of income taxes                                  --      (18,382)
                                                         ---------    ---------
Net income (loss)                                        $  12,873    $ (12,434)
                                                         =========    =========

Net income per common share before cumulative
effect of change in accounting principle                     $0.52         0.26
Cumulative effect of change in accounting
principle                                                       --        (0.80)
                                                             -----       ------
Net income (loss) per common share                           $0.52       $(0.54)
                                                             =====       ======
Diluted net income per common share before
cumulative effect of change in accounting principle          $0.51        $0.24
Cumulative effect of change in accounting principle             --        (0.74)
                                                             -----        -----
Diluted net income (loss) per common share                   $0.51       $(0.50)
                                                             =====       ======

Weighted average shares outstanding                         24,678       22,950
Diluted weighted average shares outstanding                 25,230       24,747

See accompanying notes.

                     Veeco Instruments Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
                                                       (Unaudited)

Assets
Current Assets:
Cash and cash equivalents                                $ 60,854     $ 63,420
Short-term investments                                     27,293       26,895
Accounts receivable, net                                   93,161       98,248
Inventories                                               132,446      100,062
Prepaid expenses and other current assets                  10,630        8,307
Deferred income taxes                                      38,291       45,303
                                                         --------     --------
Total current assets                                      362,675      342,235


Property, plant and equipment at cost, net                 61,423       60,094
Excess of cost over net assets acquired, net               13,762        9,481
Other assets, net                                          10,195       11,473
                                                         --------     --------
Total assets                                             $448,055     $423,283
                                                         ========     ========

Liabilities and shareholders' equity
Current Liabilities:
Accounts payable                                           47,200       33,134
Accrued expenses                                           68,284       56,093
Deferred gross profit                                      16,791       28,771
Other current liabilities                                   2,103        3,774
                                                         --------     --------
Total current liabilities                                 134,378      121,772
Long-term debt, net of current portion                     14,169       14,631
Other non-current liabilities                               3,865        3,972
Shareholders' equity                                      295,643      282,908
                                                         --------     --------
Total liabilities and shareholders' equity               $448,055     $423,283
                                                         ========     ========

See accompanying notes.

                     Veeco Instruments Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                             2001        2000
                                                             ----        ----
Operating Activities
Net income (loss)                                          $ 12,873    $(12,434)
Adjustments to reconcile net income (loss) to net
  cash  provided by (used in) operating activities:
Depreciation and amortization                                 4,557       3,461
Deferred income taxes                                         6,878       3,512
Cumulative effect of change in accounting principle,
net of taxes                                                     --      18,382
Stock option income tax benefit                                 414       3,989
Other, net                                                       --         165
Changes in operating assets and liabilities:
Accounts receivable                                           2,353     (11,258)
Inventories                                                 (33,396)    (10,060)
Accounts payable                                             14,190       4,722
Accrued expenses, deferred gross profit and other current
liabilities                                                  (3,573)    (22,411)
Other, net                                                   (2,243)        (95)
Operating activities three months ended 12/31/99 - CVC           --         638
                                                           --------    --------
Net cash provided by (used in) operating activities           2,053     (21,389)

Investing activities
Capital expenditures                                         (4,455)     (5,450)
Proceeds from sale of leak detection business                    --       3,000
Payment for net assets of businesses acquired                (1,791)     (7,177)
Net purchases of short-term investments                        (391)       (619)
Investing activities three months ended 12/31/99 - CVC           --        (528)
                                                           --------    --------
Net cash used in investing activities                        (6,637)    (10,774)

Financing activities
Proceeds from stock issuances                                   272       6,031
Repayments of long-term debt, net                              (507)     (4,480)
Proceeds from borrowings under line of credit                    --      10,000
Financing activities three months ended 12/31/99 - CVC           --       3,627
                                                           --------    --------
Net cash (used in) provided by financing activities            (235)     15,178
Effect of exchange rates on cash and cash equivalents         2,253         653
                                                           --------    --------
Net change in cash and cash equivalents                      (2,566)    (16,332)
Cash and cash equivalents at beginning of period             63,420      29,852
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 60,854    $ 13,520
                                                           ========    ========

See accompanying notes.

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period.

The following table sets forth the reconciliation of diluted weighted average shares outstanding:

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                              (In thousands)
                                                           2001            2000
                                                           ----            ----

Weighted average shares outstanding                       24,678          22,950
Dilutive effect of stock options                             552           1,797
                                                          ------          ------
Diluted weighted average shares outstanding               25,230          24,747
                                                          ======          ======

Note 2 - Balance Sheet Information

Short-term Investments

The carrying amounts of available-for-sale securities approximate fair value. The following is a summary of available-for-sale securities:

                                                    March 31,       December 31,
                                                      2001             2000
                                                      ----             ----
                                                          (In thousands)
      Commercial paper                               $14,362          $15,730
      Municipal bonds                                     --            2,707
      Obligations of U.S. Government agencies         10,852            4,404
      Other debt securities                            2,079            4,054
                                                     -------          -------
                                                     $27,293          $26,895
                                                     =======          =======

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

All investments at March 31, 2001 have contractual maturities of one year or less. During the three months ended March 31, 2001, available-for-sale securities with fair values at the date of sale of approximately $25.5 million were sold.

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                                    March 31,       December 31,
                                                      2001              2000
                                                      ----              ----
                                                          (In thousands)
Raw materials                                       $ 65,240          $ 60,281
Work-in-progress                                      40,051            23,703
Finished goods                                        27,155            16,078
                                                    --------          --------
                                                    $132,446          $100,062
                                                    ========          ========

Other Balance Sheet Information

                                                    March 31,       December 31,
                                                      2001              2000
                                                      ----              ----
                                                          (In thousands)

Allowance for doubtful accounts                     $  2,198          $  2,116
Accumulated depreciation and amortization
  of property, plant and equipment                  $ 41,904          $ 38,801

                     VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Note 3 - Segment Information

The following represents the reportable product segments of the Company as of and for the three months ended March 31, 2001 and 2000, in thousands:

                                             Operating Income
                         Net Sales                 (Loss)              Total Assets
                      2001       2000        2001        2000        2001       2000
                    ------------------------------------------------------------------
Process Equipment   $ 80,297   $ 55,175    $ 16,203    $  6,636    $180,653   $163,025

Metrology             45,087     28,932       6,626       4,094     106,441     89,179

Industrial
Measurement            1,884      2,724        (576)       (398)      8,053     11,815

Unallocated
Corporate amount          --         --      (3,217)     (1,176)    152,908    103,008
                    --------   --------    --------    --------    --------   --------

Total               $127,268   $ 86,831    $ 19,036    $  9,156    $448,055   $367,027
                    ========   ========    ========    ========    ========   ========

Note 4 - Comprehensive Income (Loss)

Total comprehensive income (loss) was $12.0 million and $(12.8) million for the three months ended March 31, 2001 and 2000, respectively. Other comprehensive income is comprised of foreign currency translation adjustments, minimum pension liability and net unrealized holding gains and losses on available-for-sale securities.

Note 5 - Recent Events

On April 19, 2001, the Company entered into a new revolving credit facility (the "New Facility"), which replaces the Company's prior $40 million revolving credit facility. The New Facility provides the Company with up to $100 million of availability. The New Facility's interest rate is the prime rate of the lending banks, however is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. The New Facility has a term of four years and borrowings under the new facility may be used for general corporate purposes, including working capital and acquisitions. The New Facility contains certain restrictive covenants, which among other things, impose limitations with respect to incurrence of indebtedness, limitation on the payment of dividends, long-term leases, investments, mergers, consolidations and sales of assets. The Company is also required to satisfy certain financial tests. As of March 31, 2001, no borrowings were outstanding under the Company's prior credit facility.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value, which is recorded through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through earnings or recognized in accumulated comprehensive income until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

During the three months ended March 31, 2001, the Company began using derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts (which during the three months ended March 31, 2001 were all for the Company's Japanese subsidiary). The Company does not use derivative financial instruments for trading or speculative purposes. The Company's forward contracts do not subject it to material risks due to the exchange rate movements because gains and losses on these contracts offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings. For the three months ended March 31, 2001, approximately $929,000 of realized gains on forward exchange contracts were recorded and included in other expense (income), net. As of March 31, 2001, approximately $1.1 million of gains related to forward contracts are included in prepaid expenses and other current assets and have been subsequently received in April 2001. As of March 31, 2001, there were no open forward contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended March 31, 2001 and 2000

Net sales of $127.3 million for the three months ended March 31, 2001 represents an increase of 47% from the 2000 comparable period sales of $86.8 million, reflecting an increase in both process equipment and metrology sales. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 59%, 12%, 20% and 8%, respectively, of the Company's net sales for the three months ended March 31, 2001. Sales in the U.S. increased 100% from the comparable 2000 period due to a 115% increase in U.S. process equipment sales and an 83% increase in U.S. metrology sales. U.S. process equipment sales increased due to a 592% increase in optical telecommunications sales for Veeco's Ion Tech subsidiary. The increase in U.S. metrology sales is due primarily to a 75% increase in atomic force microscope (AFM) sales. Sales in Europe increased by 27%, while sales in Japan and Asia Pacific remained relatively flat from the 2000 comparable period. The increase in Europe is due to increases in both process equipment and metrology sales. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

Process equipment sales of $80.3 million for the three months ended March 31, 2001 represent an increase of $25.1 million, or 46%, from the comparable 2000 period, due primarily to increased sales to the optical telecommunications industry, partially offset by decreased sales to the data storage industry. Metrology sales of $45.1 million for the three months ended March 31, 2001 increased by $16.2 million, or 56% over the comparable 2000 period due primarily to increases in the sales of AFMs.

Veeco received $112.9 million of orders during the three months ended March 31, 2001, a 2% increase compared to $111.2 million of orders for the comparable 2000 period. Process equipment orders increased 20% to $72.9 million, principally reflecting an increase in orders from the optical telecommunications industry, as well as an increase in orders for ion beam deposition systems by data storage customers. Metrology orders decreased by 21% to $37.3 million, reflecting a decrease in bookings for the Company's optical metrology line of products. The book/bill ratio for the first quarter of 2001 was 0.89.

Gross profit for the three months ended March 31, 2001 of $59.3 million represents an increase of $18.9 million from the comparable 2000 period. Gross profit as a percentage of net sales remained relatively consistent at 46.6% and 46.5% for the three months ended March 31, 2001 and 2000, respectively. The slight increase is due to favorable volume impact in 2001 partially offset by a mix difference, particularly in AFM, which had a favorable mix in the first quarter 2000.

Research and development expenses of $15.7 million for the three months ended March 31, 2001 increased by $2.4 million, or 18%, over the comparable period of 2000. The increase principally relates to increased investment in both the Ion Tech and the AFM product lines.

Selling, general and administrative expenses of $21.7 million for the three months ended March 31, 2001 increased by approximately $4.6 million or 27% over the comparable 2000 period. The increase is due to increased selling and commission expense related to higher sales volume and to new operating management and information technology infrastructure required for business growth. As a percentage of sales, selling, general and administrative expenses decreased to 17.0% of net sales in 2001 from 19.7% in 2000.

Income taxes for the three months ended March 31, 2001 amounted to $6.9 million, or 35%, of income before income taxes, as compared to $3.6 million, or 38%, of income before income taxes, for the same period of 2000.

Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The cumulative effect of this change on prior years resulted in a charge to income of $18.4 million (net of income taxes of $12.6 million) which is included in the Consolidated Statement of Operations for the three months ended March 31, 2000. For the three months ended March 31, 2000, the Company recognized approximately $37.7 million in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the first quarter of 2000 was to increase income by $10.9 million (after reduction for income taxes of $7.4 million) during that period.

Quarterly information for the three months ended March 31, 2000 has been restated from that previously filed on the Quarterly Report on Form 10Q due to the adoption of SAB 101. In addition, the restatement for the quarter ended March 31, 2000 also includes the effects of the merger with CVC in May 2000. The adoption of SAB 101 and the merger with CVC had the effect of increasing net sales by $35.4 million for the first quarter of 2000. Net income for the first quarter of 2000 decreased by $14.8 million, and basic and diluted earnings per share decreased by $0.67 and $0.63, respectively.

Liquidity and Capital Resources

Net cash provided by operations totaled $2.1 million for the three months ended March 31, 2001 compared to cash used in operations of $21.4 million for the comparable 2000 period. Cash provided by operations in 2001 includes adjustments to reconcile net income to net cash provided principally from net income plus non-cash charges for depreciation and amortization, deferred income taxes and a stock option income tax benefit aggregating $24.7 million, plus an increase in accounts payable of $14.2 million and a decrease in accounts receivable of $2.4 million. These items were partially offset by the decrease in accrued expenses, deferred gross profit and other current liabilities of $3.6 million and the increase in inventories of $33.4 million during the three months ended March 31, 2001. The increase in accounts payable is due to increased inventory purchases. The decrease in accrued expenses, deferred gross profit and other current liabilities is due primarily to a decrease in deferred revenue relating to the impact of SAB

101 along with the payment of income taxes partially offset by an increase in customer deposits. Inventories increased by $33.4 million due primarily to new product production ramp and rescheduled shipments and delay in title passage and acceptance of tools at the Company's international operations. Net cash used in operations for the three months ended March 31, 2000 included operating activities for the three months ended December 31, 1999 related to CVC. Prior to the merger, CVC's fiscal year end was September 30.

Net cash used in investing activities for the three months ended March 31, 2001 totaled $6.6 million compared to $10.8 million for the comparable 2000 period. Cash used in 2001 consisted of $4.5 million of capital expenditures. The Company also expended approximately $1.8 million in contingent consideration based on year 2000 sales, which was paid to the former shareholders of OptiMag. Included in the net cash used in investing activities for the three months ended March 31, 2000 is investing activities for the three months ended December 31, 1999 related to CVC.

Net cash used in financing activities for the three months ended March 31, 2001 totaled $0.2 million, compared to cash provided by financing activities of $15.2 million for the comparable 2000 period. Cash used in financing activities in 2001 consisted of proceeds of $0.3 million from stock issuances upon exercise of stock options, offset by $0.5 million of debt repayments. Net cash provided by financing activities for the three months ended March 31, 2000 included financing activities for the three months ended December 31, 1999 related to CVC.

On April 19, 2001, the Company entered into a new revolving credit facility (the "New Facility"), which replaces the Company's prior $40 million revolving credit facility. The New Facility provides the Company with up to $100 million of availability. The New Facility's interest rate is the prime rate of the lending banks, however is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. The New Facility has a term of four years and borrowings under the new facility may be used for general corporate purposes, including working capital and acquisitions. The New Facility contains certain restrictive covenants, which among other things, impose limitations with respect to incurrence of indebtedness, limitation on the payment of dividends, long-term leases, investments, mergers, consolidations and sales of assets. The Company is also required to satisfy certain financial tests. As of March 31, 2001, no borrowings were outstanding under the Company's prior credit facility.

In connection with the atomic force microscope acquisition in March 2000, the Company is required to pay approximately $1.2 million of the purchase price to the seller, due and paid in April, 2001.

In connection with the OptiMag acquisition in October 1999, the Company is required to pay additional consideration to the former shareholders of OptiMag based upon the appraised value of OptiMag. During the three months ended March 31, 2001, approximately $4.5 million of contingent consideration relating to the appraised value of OptiMag was accrued and recorded as an addition to excess of cost over net assets acquired. This contingent consideration was paid in April 2001.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the New Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Veeco's investment portfolio consists of cash equivalents, commercial paper and obligations of U.S. Government agencies. These investments are considered available-for-sale securities; accordingly, the carrying amounts approximate fair value. Assuming March 31, 2001 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. Veeco's net sales to foreign customers represented approximately 41% of Veeco's total net sales for the three months ended March 31, 2001 and 57% for the comparable 2000 period. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 15% of Veeco's total net sales for the three months ended March 31, 2001 and 10% for the comparable 2000 period. The aggregate foreign currency exchange loss included in determining consolidated results of operations was $1,461,000, net of $929,000 of realized gains on forward exchange contracts, for the three months ended March 31, 2001 and was not material during the three months ended March 31, 2000. The change in currency exchange rate that has the largest impact on translating Veeco's international operating profit is the Japanese yen. The Company estimates that a 10% change in foreign currency exchange rates would impact reported operating profit for the three months ended March 31, 2001 by approximately $2.8 million. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, commencing in the three months ended March 31, 2001 the Company began using derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $18.0 million for the three months ended March 31, 2001. For the three months ended March 31, 2001, all forward contracts were for the Company's Japanese subsidiary.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

                                                      Incorporated by Reference
Number   Exhibit                                      to the Following Documents
------   -------                                      --------------------------
3.1      Certificate of Designation, Preferences      *
         and Rights setting forth the terms of
         the Series A Junior Participating
         Preferred Stock of Veeco Instruments Inc.
         dated March 14, 2001

3.2      Certificate of Change of Location of         *
         Registered Office and of Registered Agent of Veeco Instruments Inc. dated March
         15, 2001.

4.1      Rights Agreement, dated as of March 13,      Registration Statement on
         2001, between Veeco Instruments Inc. and     Form 8-A dated March 15,
         American Stock Transfer and Trust Company,   2001, Exhibit 1
         as Rights Agent, including the form of
         the Certificate of Designation,
         Preferences and Rights setting forth the terms of the Series A Junior Participating
         Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights
         Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as
         Exhibit C.

*Filed herewith

(b)   Reports on Form 8-K.

      The Registrant filed a Current Report on Form 8-K on March 15, 2001 regarding the adoption of a shareholder rights plan.

      The Registrant filed a Current Report on Form 8-K on February 16, 2001 reporting quarterly financial information for the year ended December 31, 2000 which results have been restated to give effect to the adoption of SAB 101 (the "Form 8K"). The Registrant filed an Amendment on Form 8-K/A to the Form 8-K on March 12, 2001, reporting a change to certain information included in the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2001

                                           Veeco Instruments Inc.


                                           By: /s/ Edward H. Braun
                                               ---------------------------------
                                           Edward H. Braun
                                           Chairman, Chief Executive Officer and
                                           President


                                           By: /s/ John F. Rein, Jr.
                                               ---------------------------------
                                           John F. Rein, Jr.
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary