Form 10-Q
period 2001-06-30
VEECO INSTRUMENTS INC
filed 2001-08-08
CIK 103145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

                         Commission file number 0-16244

                               ------------------

                             VEECO INSTRUMENTS INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                          11-2989601
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)

        100 Sunnyside Blvd.                                        11797
           Woodbury, NY                                          (zip code)

       Registrant's telephone number, including area code: (516) 677-0200

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

                                 Yes |X| No |_|

24,805,839 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 30, 2001.

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

                             VEECO INSTRUMENTS INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations -
         Three Months Ended June 30, 2001 and 2000                           4

         Condensed Consolidated Statements of Operations -
         Six Months Ended June 30, 2001 and 2000                             5

         Condensed Consolidated Balance Sheets -
         June 30, 2001 and December 31, 2000                                 6

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2001 and 2000                             7

         Notes to Condensed Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           18

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                   21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Veeco Instruments Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                                 --------
                                                             2001          2000
                                                             ----          ----
Net sales                                               $ 113,455     $ 102,324
Cost of sales                                              59,951        73,329
                                                        ---------     ---------
Gross profit                                               53,504        28,995

Costs and expenses:
   Research and development expense                        15,400        14,063
   Selling, general and administrative expense             21,289        19,158
   Amortization expense                                       881           976
   Other expense, net                                         226            61
   Merger and restructuring expenses                        1,000        13,956
   Asset impairment charge                                     --         3,722
                                                        ---------     ---------
Operating income (loss)                                    14,708       (22,941)
Interest income, net                                         (397)         (136)
                                                        ---------     ---------
Income (loss) before income taxes                          15,105       (22,805)
Income tax provision (benefit)                              5,105        (8,779)
                                                        ---------     ---------
Net income (loss)                                       $  10,000     $ (14,026)
                                                        =========     =========

Net income (loss) per common share                      $    0.40        ($0.60)
Diluted net income (loss) per common share              $    0.40        ($0.60)

Weighted average shares outstanding                        24,767        23,463

Diluted weighted average shares outstanding                25,215        23,463

SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                        June 30,
                                                                       --------
                                                                    2001         2000
                                                                    ----         ----
Net sales                                                      $ 240,723    $ 189,155
Cost of sales                                                    127,935      119,792
                                                               ---------    ---------
Gross profit                                                     112,788       69,363

Costs and expenses:
   Research and development expense                               31,116       27,408
   Selling, general and administrative expense                    42,979       36,286
   Amortization expense                                            2,317        1,485
   Other expense, net                                              1,632           41
   Merger and restructuring expenses                               1,000       14,206
   Asset impairment charge                                            --        3,722
                                                               ---------    ---------
Operating income (loss)                                           33,744      (13,785)
Interest income, net                                              (1,163)        (521)
                                                               ---------    ---------
Income (loss) before income taxes                                 34,907      (13,264)
Income tax provision (benefit)                                    12,034       (5,186)
                                                               ---------    ---------
Net income (loss) before cumulative effect of change in
  accounting principle                                            22,873       (8,078)
Cumulative effect of change in accounting principle, net
  of taxes                                                            --      (18,382)
                                                               ---------    ---------
Net income (loss)                                              $  22,873    $ (26,460)
                                                               =========    =========

Net income (loss) per common share before cumulative
  effect of change in accounting principle                     $    0.93    $   (0.35)
Cumulative effect of change in accounting principle                   --        (0.79)
                                                               ---------    ---------
Net income (loss) per common share                             $    0.93    $   (1.14)
                                                               =========    =========
Diluted net income (loss) per common share before cumulative
  effect of change in accounting principle                     $    0.91    $   (0.35)
Cumulative effect of change in accounting principle                   --        (0.79)
                                                               ---------    ---------
Diluted net income (loss) per common share                     $    0.91    $   (1.14)
                                                               =========    =========

Weighted average shares outstanding                               24,722       23,253

Diluted weighted average shares outstanding                       25,222       23,253

SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                              June 30,     December 31,
                                                                2001           2000
                                                                ----           ----
                                                             (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                      $ 60,241      $ 63,420
Short-term investments                                           27,629        26,895
Accounts receivable, net                                         86,191        98,248
Inventories                                                     134,958       100,062
Prepaid expenses and other current assets                         9,467         8,307
Deferred income taxes                                            36,769        45,303
                                                               --------      --------
Total current assets                                            355,255       342,235

Property, plant and equipment at cost, net                       62,981        60,094
Excess of cost over net assets acquired, net                     13,437         9,481
Other assets, net                                                10,639        11,473
                                                               --------      --------
Total assets                                                   $442,312      $423,283
                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                 33,325        33,134
Accrued expenses                                                 58,990        56,093
Deferred gross profit                                            19,954        28,771
Other current liabilities                                         3,399         3,774
                                                               --------      --------
Total current liabilities                                       115,668       121,772
Long-term debt, net of current portion                           13,960        14,631
Other non-current liabilities                                     3,845         3,972
Shareholders' equity                                            308,839       282,908
                                                               --------      --------
Total liabilities and shareholders' equity                     $442,312      $423,283
                                                               ========      ========

SEE ACCOMPANYING NOTES.

                     Veeco Instruments Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                               --------
OPERATING ACTIVITIES                                                       2001           2000
                                                                           ----           ----
Net income (loss)                                                      $ 22,873       $(26,460)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
Depreciation and amortization                                             8,501          7,493
Deferred income taxes                                                     8,316          1,193
Stock option income tax benefit                                           1,812          5,576
Other, net                                                                    2            (21)
Asset impairment charge                                                      --          3,722
Write-off of CVC inventory                                                   --         15,322
Cumulative effect of change in accounting principle, net of taxes            --         18,382
Changes in operating assets and liabilities:
Accounts receivable                                                       8,935        (20,316)
Inventories                                                             (35,798)        (9,136)
Accounts payable                                                            353          6,720
Accrued expenses, deferred gross profit and other current
   liabilities                                                           (4,555)       (18,019)
Other, net                                                               (2,030)         1,472
Recoverable income taxes                                                     --         (9,487)
Operating activities three months ended 12/31/99 - CVC                       --            638
                                                                       --------       --------
Net cash provided by (used in) operating activities                       8,409        (22,921)

INVESTING ACTIVITIES
Capital expenditures                                                     (9,083)       (11,923)
Proceeds from sale of property, plant and equipment                          11            230
Payment of net assets of businesses acquired                             (7,529)        (7,177)
Net purchases of short-term investments                                    (733)        (1,295)
Proceeds from sale of business                                               --          3,000
Investing activities three months ended 12/31/99- CVC                        --           (528)
                                                                       --------       --------
Net cash used in investing activities                                   (17,334)       (17,693)

FINANCING ACTIVITIES
Proceeds from stock issuance                                              2,358         11,886
Repayment of long-term debt, net                                           (809)        (8,570)
Net proceeds from borrowings under line of credit                            --         17,005
Financing activities three months ended 12/31/99- CVC                        --          3,627
                                                                       --------       --------
Net cash provided by financing activities                                 1,549         23,948
Effect of exchange rates on cash and cash equivalents                     4,197            672
                                                                       --------       --------
Net change in cash and cash equivalents                                  (3,179)       (15,994)
Cash and cash equivalents at beginning of period                         63,420         29,852
                                                                       --------       --------
Cash and cash equivalents at end of period                             $ 60,241       $ 13,858
                                                                       ========       ========

SEE ACCOMPANYING NOTES.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares for the three months and six months ended June 30, 2000 was antidilutive, and therefore were excluded from the diluted weighted average shares outstanding.

The following table sets forth the reconciliation of diluted weighted average shares outstanding:

                                        Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2001        2000        2001        2000
                                          ----        ----        ----        ----
                                           (In thousands)          (In thousands)
Weighted average shares outstanding      24,767      23,463      24,722      23,253
Dilutive effect of stock options            448          --         500          --
                                         ------      ------      ------      ------
Diluted weighted average shares
outstanding                              25,215      23,463      25,222      23,253
                                         ======      ======      ======      ======

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 2 - BALANCE SHEET INFORMATION

SHORT-TERM INVESTMENTS

The carrying amounts of available-for-sale securities approximate fair value. The following is a summary of available-for-sale securities:

                                                     June 30,      December 31,
                                                       2001            2000
                                                       ----            ----
                                                          (In thousands)
      Commercial paper                                $ 5,578        $15,730
      Obligations of U.S. Government agencies          22,016          4,404
      Other debt securities                                35          4,054
      Municipal bonds                                      --          2,707
                                                      -------        -------
                                                      $27,629        $26,895
                                                      =======        =======

All investments at June 30, 2001 have contractual maturities of one year or less. During the six months ended June 30, 2001, available-for-sale securities with fair values at the date of sale of approximately $40.4 million were sold.

INVENTORIES

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

                                                      June 30,     December 31,
                                                        2001           2000
                                                        ----           ----
                                                            (In thousands)
Raw materials                                         $ 66,915       $ 60,281
Work-in-progress                                        40,651         23,703
Finished goods                                          27,392         16,078
                                                      --------       --------
                                                      $134,958       $100,062
                                                      ========       ========

OTHER BALANCE SHEET INFORMATION

                                                         June 30,   December 31,
                                                           2001        2000
                                                           ----        ----
                                                              (In thousands)
Allowance for doubtful accounts                           $ 2,229     $ 2,116
Accumulated depreciation and amortization
  of property, plant and equipment                        $44,949     $38,801

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 3 - SEGMENT INFORMATION

The following represents the reportable product segments of the Company, in thousands:

                                                                  Unallocated
                            Process                  Industrial     Corporate    Non-recurring
                          Equipment     Metrology   Measurement        Amount          Charges          Total
----------------------------------------------------------------------------------------------------------------
THREE MONTHS
ENDED
JUNE 30, 2001

Net sales                  $ 73,245      $ 38,850      $  1,360            --               --       $ 113,455
Operating income
(loss)                       12,007         5,759          (805)       (1,253)          (1,000)         14,708

THREE MONTHS
ENDED
JUNE 30, 2000

Net sales                    57,712        41,801         2,811            --               --         102,324
Operating income
(loss)                        4,615         7,734          (542)       (1,748)         (33,000)        (22,941)

SIX MONTHS ENDED
JUNE 30, 2001

Net sales                   153,542        83,937         3,244            --               --         240,723
Operating income
(loss)                       28,210        12,385        (1,381)       (4,470)          (1,000)         33,744
Total assets                183,599       102,962         7,179       148,572                          442,312

SIX MONTHS ENDED
JUNE 30, 2000

Net sales                   112,887        70,733         5,535            --               --         189,155
Operating income
(loss)                       11,251        11,828          (940)       (2,674)         (33,250)        (13,785)
Total assets               $170,567      $ 99,697      $ 11,368     $  88,395               --       $ 370,027

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was $9.7 million and $21.7 million for the three and six months ended June 30, 2001, and ($14.5) million and ($27.3) million for the three and six months ended June 30, 2000, respectively. Other comprehensive income is comprised of foreign currency translation adjustments, minimum pension liability and net unrealized holding gains and losses on available-for-sale securities.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

NOTE 5 - RECENT EVENTS

On July 16, 2001, the Company acquired ThermoMicroscopes Corp. ("TM"), a manufacturer of atomic force microscopes, scanning probe microscopes, near field optical microscopes and probes. TM, formerly a subsidiary of Thermo Electron Corporation, is based in Sunnyvale, California. The acquisition was accounted for using the purchase method of accounting. Results of operations prior to the acquisition are not material to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001.

On April 19, 2001, the Company entered into a new revolving credit facility (the "Facility"), which replaces the Company's prior $40 million revolving credit facility. The Facility provides the Company with up to $100 million of availability. The Facility's interest rate is the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to incurrence of indebtedness, limitation on the payment of dividends, long-term leases, investments, mergers, consolidations and sales of assets. The Company is also required to satisfy certain financial tests. As of June 30, 2001, no borrowings were outstanding under the Facility.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in amortization expense in 2002 of approximately $1.6 million. In addition, any goodwill recorded as a result of the acquisition of TM will not be amortized in 2001 in accordance with Statement 142. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on earnings and the financial position of the Company.

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

During the six months ended June 30, 2001, the Company used derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts (which during the six months ended June 30, 2001 included all of the Company's foreign subsidiaries). The Company does not use derivative financial instruments for trading or speculative purposes. The Company's forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings. For the three and six months ended June 30, 2001, approximately $62,000 and $991,000, respectively, of realized gains on forward exchange contracts were recorded and included in other expense, net. As of June 30, 2001, approximately $767,000 of gains related to forward contracts are included in prepaid expenses and other current assets and have been subsequently received in July 2001. As of June 30, 2001, there were no open forward contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net sales of $113.5 million for the three months ended June 30, 2001, represent an increase of $11.2 million, or 11%, from the 2000 comparable period sales of $102.3 million, resulting principally from an increase in sales of process equipment products. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 57%, 11%, 23% and 9%, respectively, of the Company's net sales for the three months ended June 30, 2001. Sales in the U.S. increased 36% from the comparable 2000 period due to a 40% increase in U.S. process equipment sales, resulting from an increase in optical telecommunications sales for Veeco's Ion Tech subsidiary. Sales in Europe and Asia Pacific decreased 29% and 39%, respectively. The decrease in Europe is principally a result of lower sales of process equipment products. The decrease in Asia Pacific is principally a result of a decline in sales of optical metrology products, partially offset by increased process equipment sales. Sales in Japan increased 31% from the 2000 comparable period due to increases in both process equipment and metrology sales. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

Process equipment sales of $73.2 million for the three months ended June 30, 2001, increased by $15.5 million, or 27%, over the comparable 2000 period. The above noted increase in process equipment is due to increased sales to the optical telecommunications industry, which were partially offset by decreased sales to the data storage industry. Metrology sales of $38.9 million for the three months ended June 30, 2001, represent a slight decrease of approximately $3 million, or 7%, from the 2000 comparable period sales of $41.8 million. The decrease is primarily attributable to lower sales of optical metrology products in the 2001 period, offset partly by increased sales of the Company's atomic force microscope (AFM) products.

Veeco received $81.5 million of orders during the three months ended June 30, 2001, a 38% decrease compared to $132.4 million of orders for the comparable 2000 period. Process equipment orders decreased 52% to $40.1 million, due primarily to a decline in orders from optical telecommunications customers. Veeco's Ion Tech subsidiary had a decrease of $30.0 million, or 77%, in orders from the comparable 2000 period. Etch and deposition equipment orders decreased 30% to $31.2 million from $44.6 million for the comparable 2000 period. Metrology orders decreased by 13% to $40.2 million, reflecting a decrease in orders for optical metrology products, partially offset by a 12% increase in AFM orders. The Company's book/bill ratio for the second quarter of 2001 was 0.72.

For the three months ended June 30, 2001, the Company experienced order cancellations, primarily for products related to the optical telecommunications market, representing approximately 7% of the June 30, 2001 backlog. The Company also experienced rescheduling of order delivery dates by customers. Due to the weak business environment, the Company may continue to experience cancellation or rescheduling of orders.

Gross profit, as a percentage of net sales increased to 47.2%, from 28.3% for the comparable 2000 period. Excluding a non-cash charge of $15.3 million in June 2000, for the write-off of inventory related to the merger with CVC Inc. ("CVC"), gross profit was 43.3%. This improvement results in part from the volume increase in Ion Tech sales, partially offset by the volume decline in optical metrology sales. In addition, gross margin improved due to overhead spending reductions in the process equipment area as well as a more favorable mix in optical metrology products.

Research and development expenses of $15.4 million for the three months ended June 30, 2001, increased by approximately $1.3 million, or 10%, over the comparable period of 2000, due primarily to the Company's development of next generation products for AFMs and Ion Tech tools.

Selling, general and administrative expenses of $21.3 million for the three months ended June 30, 2001, increased by approximately $2.1 million from the 2000 comparable period due to an increase in selling related expenses, principally as a result of the increased sales volume.

During the three months ended June 30, 2001, the Company recorded a restructuring charge of $1.0 million related to the workforce reduction of approximately 130 people, as a result of the slowdown in orders. As of June 30, 2001, approximately $230,000 has been expended and approximately $770,000 remains accrued. During the three months ended June 30, 2000, Veeco incurred non-recurring charges of $33.0 million, in conjunction with the merger with CVC. Of these charges, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets.

Income taxes for the three months ended June 30, 2001, amounted to $5.1 million, or 34% of income before income taxes, as compared to an $8.8 million tax benefit, or 38% of loss before income taxes, for the same period of 2000.

Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which resulted in a charge to income for the cumulative effect of change in accounting principle. The Company recognized approximately $15.3 million in revenue during the three months ended June 30, 2000, that was included in the cumulative effect adjustment. The effect of that revenue was to increase second quarter income by $3.8 million (net of income taxes of $2.7 million).

Quarterly information, previously filed on Form 10-Q, for the three months ended June 30, 2000, has been restated due to the adoption of SAB 101. The adoption of SAB 101 had the effect of increasing net sales and decreasing the net loss for the second quarter of 2000 by $8.7 million and $1.2 million, respectively, and basic and diluted earnings per share increased by $0.05.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER

INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. See footnote 6 to Condensed Consolidated Financial Statements for additional disclosure.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net sales were $240.7 million for the six months ended June 30, 2001, representing an increase of approximately $51.6 million, or 27%, over the comparable 2000 period. The increase is primarily due to an increase in Ion Tech sales of $49.2 million. Sales in the U.S., Europe, Japan and Asia Pacific accounted for 58%, 12%, 21% and 9%, respectively, of the Company's net sales for the six months ended June 30, 2001. Sales in the U.S. increased by 64%, principally as a result of increased process equipment sales of optical telecommunications equipment for Veeco's Ion Tech subsidiary, as well as an increase in sales of AFMs. Sales in Europe remained relatively flat when compared to the comparable 2000 period. Sales in Japan increased by 12% as a result of an increase in AFM sales. Asia Pacific sales decreased by 25% as a result of a 65% decline in optical metrology sales, partially offset by increased Ion Tech sales.

Process equipment sales were $153.5 million for the six months ended June 30, 2001, an increase of approximately $40.7 million, or 36%, from the comparable 2000 period, due to an increase in sales of Ion Tech products, partially offset by a decline in etch and deposition sales. Metrology sales for the six months ended June 30, 2001 were $83.9 million, an increase of approximately $13.2 million, or 19%, compared to the comparable 2000 period, reflecting a 56% increase in the sales of AFMs, offset by a 31% decline in optical metrology sales.

Veeco received $194.3 million of orders for the six months ended June 30, 2001, a 20% decrease compared to $243.6 million of orders in the comparable 2000 period. Process equipment orders decreased 22% to $113.0 million, principally reflecting a decrease in optical telecommunications orders. Metrology orders decreased 17% to $77.4 million, reflecting a 51% decrease in optical metrology products, offset by a 10% increase in AFMs. The book/bill ratio for the six months ended June 30, 2001 was 0.81.

Gross profit, as a percentage of net sales increased to 46.9%, from 36.7% for the comparable 2000 period. Excluding a non-cash charge of $15.3 million in June 2000, for the write-off of inventory related to the merger with CVC, gross profit was 44.8%. This improvement is principally attributable to the volume increase in Ion Tech and AFM sales.

Research and development expenses of $31.1 million for the six months ended June 30, 2001, represent an increase of approximately $3.7 million, or 14%, over the comparable period of 2000, due primarily to expenditures in connection with the development of new products for the Ion Tech and AFM metrology product areas.

Selling, general and administrative expenses of $43.0 million for the six months ended June 30, 2001, represent an increase of approximately $6.7 million, or 18%, over the comparable 2000 period. The increase is due to increased selling and commission expense as a result of increased sales volume, primarily related to the Ion Tech and AFM product lines. As a percentage of sales, selling, general and administrative expenses decreased to 17.9% of net sales in 2001 from 19.2% in 2000.

The Company recorded merger and restructuring charges during the six months ended June 30, 2001 and 2000 as discussed previously under the three-month results.

Other expense, net for the six months ended June 30, 2001, increased $1.6 million over the comparable 2000 period due to the increase in foreign currency exchange losses.

Income taxes for the six months ended June 30, 2001, amounted to $12.0 million, or 34% of income before income taxes, as compared to a $5.2 million income tax benefit, or 39% of loss before income taxes, for the same period of 2000.

As noted above, the Company changed its method of accounting for revenue recognition in accordance with SAB No. 101. The cumulative effect of this change on prior years resulted in the deferral of $67.0 million of revenue and a charge to income of $18.4 million (net of income taxes of $12.6 million) recorded as of January 1, 2000, and is included in the Consolidated Statement of Operations for the six months ended June 30, 2000. The Company recognized approximately $53.0 million of this deferred revenue during the six months ended June 30, 2000. The effect of that revenue was to increase income in the first half of 2000 by $14.7 million (net of income taxes of $10.1 million).

Results for the six months ended June 30, 2000, previously filed on Form 10-Q, have been restated due to the adoption of SAB 101. The adoption of SAB 101 had the effect of increasing net sales by $17.7 million for the first half of 2000. Net loss for the first half of 2000 increased by $13.7 million, and basic and diluted loss per share increased by $0.59.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations totaled $8.4 million for the six months ended June 30, 2001, compared to cash used in operations of $22.9 million for the comparable 2000 period. Cash provided by operations in 2001 includes adjustments to reconcile net income to net cash provided principally from net income plus non-cash charges for depreciation and amortization, deferred income taxes and a stock option income tax benefit aggregating $41.5 million, plus a decrease in accounts receivable and an increase in accounts payable of $8.9 million and $0.4 million, respectively. These items were partially offset by a decrease in accrued expenses, deferred gross profit and other current liabilities of $4.6 million and an increase in inventories of $35.8 million during the six months ended June 30, 2001. Accounts receivable decreased due to a slight decline in sales volume from the fourth quarter of 2000 and improved customer collections. The decrease in accrued expenses, deferred gross profit and other current liabilities is due primarily to a decrease in deferred revenue relating to the impact of SAB 101, partially offset by an increase in customer deposits. Inventories increased by $35.8 million, due primarily to rescheduled shipments, the impact of SAB 101 and new product production. Net cash used in operations for the six months ended June 30, 2000 included operating activities for the three months ended December 31, 1999, related to CVC. Prior to the merger, CVC's fiscal year end was September 30.

Net cash used in investing activities for the six months ended June 30, 2001, totaled $17.3 million compared to $17.7 million for the comparable 2000 period. Cash used in 2001 consisted of $9.1 million of capital expenditures. The Company also expended $7.5 million for the net assets of businesses acquired, which included a $6.3 million payment of contingent consideration to the former shareholders of OptiMag, based upon year 2000 sales and the appraised value of OptiMag and a $1.2 million payment to the seller in connection with the atomic force microscope acquisition. Included in the net cash used in investing activities for the six months ended June 30, 2000 is investing activities for the three months ended December 31, 1999, related to CVC.

Net cash provided by financing activities for the six months ended June 30, 2001, totaled $1.5 million, compared to $23.9 million for the comparable 2000 period. Cash provided by financing activities in 2001 consisted of proceeds of $2.4 million from stock issuances upon exercise of stock options, offset by $0.8 million of debt repayments. Net cash provided by financing activities for the six months ended June 30, 2000 included financing activities for the three months ended December 31, 1999, related to CVC.

In connection with the acquisition of TM, the Company expended approximately $22.0 million in July 2001.

On April 19, 2001, the Company entered into a new revolving credit facility (the "Facility"), which replaces the Company's prior $40 million revolving credit facility. The Facility provides the Company with up to $100 million of availability. The Facility's interest rate is the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to incurrence of indebtedness, limitation on the payment of dividends, long-term leases, investments, mergers, consolidations and sales of assets. The Company is also required to satisfy certain financial tests. As of June 30, 2001, no borrowings were outstanding under the Company's credit facility.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Veeco's investment portfolio consists of cash equivalents, commercial paper and obligations of U.S. Government agencies. These investments are considered available-for-sale securities; accordingly, the carrying amounts approximate fair value. Assuming June 30, 2001 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest income. Veeco's net sales to foreign customers represented approximately 43% and 42% of Veeco's total net sales for the three and six months ended June 30, 2001, respectively, and 54% and 55% for the three and six months ended June 30, 2000, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 12% and 14% of Veeco's total net sales for the three and six months ended June 30, 2001, respectively, and 8% and 9% for the three and six months ended June 30, 2000, respectively. The aggregate foreign currency exchange loss included in determining consolidated results of operations was $272,000 and $1,733,000, net of $62,000 and $991,000 of realized hedging gains in the three and six months ended June 30, 2001, respectively. The change in currency exchange rate that has the largest impact on translating Veeco's international operating profit is the Japanese yen. The Company estimates that a 10% change in foreign currency exchange rates would impact reported operating profit for the six months ended June 30, 2001 by approximately $2.0 million. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, commencing in March 2001 the Company began using derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $5.2 million and $7.1 million for the three and six months ended June 30, 2001, respectively.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 11, 2001. The matters voted on at the meeting were: (a) the election of four directors: (i) Heinz Fridrich, (ii) Roger McDaniel, (iii) Irwin Pfister and (iv) Douglas Kingsley, (b) the approval of an amendment to the Veeco Instruments Inc. 2000 Stock Option Plan; and (c) the ratification of the Board's appointment of Ernst & Young as the independent auditors of the Company's financial statements for the year ending December 31, 2001. As of the record date for the meeting, there were 24,684,684 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting. The results of the voting were as follows:

                                                                     Broker
Matter             For             Against         Abstained        Non-votes
------             ---             -------         ---------        ---------
(a)(i)         20,663,515          160,377                --            --
(a)(ii)        20,663,515          160,377                --            --
(a)(iii)       20,663,515          160,377                --            --
(a)(iv)        20,663,515          160,377                --            --
  (b)          16,248,496        4,383,275           192,121            --
  (c)          20,749,304           72,128             2,460            --

ITEM 5. OTHER INFORMATION

On July 16, 2001, the Company acquired ThermoMicroscopes Corp. ("TM"), a manufacturer of atomic force microscopes, scanning probe microscopes, near field optical microscopes and probes. TM, formerly a subsidiary of Thermo Electron Corporation, is based in Sunnyvale, California. The acquisition was accounted for using the purchase method of accounting. Results of operations prior to the acquisition are not material to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

(a)   Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

                                                 Incorporated by Reference
Number     Exhibit                               to the Following Documents
------     -------                               --------------------------
10.1       Credit Agreement, dated April 19,     *
           2001 among Veeco Instruments Inc.,
           Fleet National Bank, as
           administrative agent, The Chase
           Manhattan Bank, as syndication
           agent, HSBC Bank USA, as
           documentation agent and the lenders
           named therein

10.2       Amendment No. 1 to Veeco               Registration Statement on Form
           Instruments Inc. 2000 Stock Option     S-8 (File Number 333-66574)
           Plan, effective May 11, 2001           filed August 2, 2001, Exhibit
                                                  4.1

*Filed herewith.

(b)   Reports on Form 8-K.

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2001

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

                                  EXHIBIT INDEX

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

                                                  Incorporated by Reference
Number       Exhibit                              to the Following Documents
------       -------                              --------------------------
10.1         Credit Agreement, dated April 19,    *
             2001 among Veeco Instruments Inc.,
             Fleet National Bank, as
             administrative agent, The Chase
             Manhattan Bank, as syndication
             agent, HSBC Bank USA, as
             documentation agent and the lenders
             named therein

10.2         Amendment No. 1 to Veeco              Registration Statement on
             Instruments Inc. 2000 Stock Option    Form S-8 (File Number
             Plan, effective May 11, 2001          333-66574) filed August
                                                   2, 2001, Exhibit 4.1

*Filed herewith.