Form 10-Q
period 2001-09-30
VEECO INSTRUMENTS INC
filed 2001-11-14
CIK 103145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2989601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Sunnyside Boulevard	11797
Woodbury, NY	(zip code)
(Address of principal executive offices)

(516) 677-0200
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   ☒     No   ☐

28,738,687 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on November 2, 2001.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 2 and 3 of Part I hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause these differences include, but are not limited to:

•      the dependence on principal customers and the cyclical nature of the data storage, semiconductor and optical and wireless telecommunications industries,

•      fluctuations in quarterly operating results,

•        rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

•        risk of cancellation or rescheduling of orders,

•        the highly competitive nature of industries in which the Company operates,

•        changes in foreign currency exchange rates, and

•        the other matters discussed in the Business Description contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Part I.          Financial Information

Item 1.         Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2001	2000
Net sales	$115,951	$81,146
Cost of sales	65,115	43,805
Gross profit	50,836	37,341

Costs and expenses:
Research and development expense	15,414	13,115
Selling, general and administrative expense	21,348	20,164
Amortization expense	1,039	1,180
Other expense, net	765	496
Write-off of purchased in-process technology	8,200	-
Operating income	4,070	2,386
Interest income, net	(263)	(407)
Income before income taxes	4,333	2,793
Income tax provision (benefit)	2,485	(392)
Net income	$1,848	$3,185

Net income per common share	$0.07	$0.13
Diluted net income per common share	$0.07	$0.12

Weighted average shares outstanding	25,413	24,098

Diluted weighted average shares outstanding	25,669	25,561

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Net sales	$356,674	$270,301
Cost of sales	193,050	163,597
Gross profit	163,624	106,704
Costs and expenses:
Research and development expense	46,530	40,523
Selling, general and administrative expense	64,327	56,450
Amortization expense	3,356	2,665
Other expense, net	2,397	537
Merger and restructuring expense	1,000	14,206
Write-off of purchased in-process technology	8,200	-
Asset impairment charge	-	3,722
Operating income (loss)	37,814	(11,399)
Interest income, net	(1,426)	(928)
Income (loss) before income taxes	39,240	(10,471)
Income tax provision (benefit)	14,519	(5,578)
Net income (loss) before cumulative effect of change in accounting principle	24,721	(4,893)
Cumulative effect of change in accounting principle, net of taxes	-	(18,382)
Net income (loss)	$24,721	$(23,275)

Net income (loss) per common share before cumulative effect of change in accounting principle	$0.99	$(0.21)
Cumulative effect of change in accounting principle	-	(0.78)
Net income (loss) per common share	$0.99	$(0.99)
Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.97	$(0.21)

Cumulative effect of change in accounting principle	-	(0.78)
Diluted net income (loss) per common share	$0.97	$(0.99)

Weighted average shares outstanding	24,956	23,537

Diluted weighted average shares outstanding	25,373	23,537

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$55,160	$63,420
Short-term investments	-	26,895
Accounts receivable, net	94,001	98,248
Inventories	142,202	100,062
Prepaid expenses and other current assets	10,812	8,307
Deferred income taxes	41,399	45,303
Total current assets	343,574	342,235

Property, plant and equipment at cost, net	75,493	60,094
Excess of cost over net assets acquired, net	129,871	9,481
Intangible assets, net	64,223	6,315
Other non-current assets, net	1,088	5,158
Total assets	$614,249	$423,283

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$25,536	$33,134
Accrued expenses	63,786	56,093
Deferred gross profit	14,489	28,771
Other current liabilities	10,143	3,774
Total current liabilities	113,954	121,772

Long-term debt, net of current portion	38,055	14,631
Deferred income taxes	28,020	2,681
Other non-current liabilities	1,287	1,291
Shareholders’ equity	432,933	282,908
Total liabilities and shareholders’ equity	$614,249	$423,283

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000

Net cash provided by operating activities	$13,428	$6,835

Investing Activities
Capital expenditures	(10,975)	(14,140)
Payment for net assets of businesses acquired	(59,557)	(11,433)
Net sales/(purchases) of short-term investments	26,896	(2,058)
Proceeds from sale of business	-	3,000
Other, net	11	(33)
Net cash used in investing activities	(43,625)	(24,664)

Financing Activities
Proceeds from stock issuance	3,002	26,628
Repayment of long-term debt, net	(7,721)	(8,992)
Net proceeds from borrowings under line of credit	25,000	17,240
Financing activities three months ended 12/31/99 – CVC	-	3,627
Net cash provided by financing activities	20,281	38,503
Effect of exchange rates on cash and cash equivalents	1,656	1,116
Net change in cash and cash equivalents	(8,260)	21,790
Cash and cash equivalents at beginning of period	63,420	29,852
Cash and cash equivalents at end of period	$55,160	$51,642

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2000.

Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares for the nine months ended September 30, 2000 was antidilutive, and therefore was excluded from the diluted weighted average shares outstanding.

The following table sets forth the reconciliation of diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In Thousands)		(In Thousands)

Weighted average shares outstanding	25,413	24,098	24,956	23,537
Dilutive effect of stock options and warrants	256	1,463	417	—
Diluted weighted average shares outstanding	25,669	25,561	25,373	23,537

Note 2 — Balance Sheet Information

Short-Term Investments

The carrying amounts of available-for-sale securities approximate fair value. The following is a summary of available-for-sale securities:

	September 30,	December 31,
	2001	2000
	(In thousands)
Commercial paper	$-	$15,730
Obligations of U.S. Government agencies	-	4,404
Other debt securities	-	4,054
Municipal bonds	-	2,707
	$-	$26,895

As of September 30, 2001, the Company had sold all of its available-for-sale securities, which had fair values at the dates of sale of approximately $67.9 million.  The cash generated from the sale of these securities was used for acquisitions and general corporate purposes.

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	September 30,	December 31,
	2001	2000
	(In thousands)
Raw materials	$74,035	$60,281
Work-in-progress	41,805	23,703
Finished goods	26,362	16,078
	$142,202	$100,062

Other Balance Sheet Information

	September 30,	December 31,
	2001	2000
	(In thousands)
Allowance for doubtful accounts	$2,206	$2,116
Accumulated depreciation and amortization of property, plant and equipment	$51,125	$38,801

Note 3 — Segment Information

The following represents the reportable product segments of the Company, in thousands:

	Process Equipment	Metrology	Industrial Measurement	Unallocated Corporate Amount	Non-recurring Charges	Total
Three Months Ended September 30, 2001

Net sales	$65,887	$48,389	$1,675	$—	$—	$115,951
Operating income (loss)	7,443	7,685	(591)	(2,267)	(8,200)	4,070

Three Months Ended September 30, 2000

Net sales	38,819	39,753	2,574	—	—	81,146
Operating income (loss)	(875)	7,487	(1,368)	(2,858)	__	2,386

Nine Months Ended September 30, 2001

Net sales	219,429	132,326	4,919	—	—	356,674
Operating income (loss)	35,653	20,070	(1,972)	(6,737)	(9,200)	37,814
Total assets	354,357	135,858	6,860	117,174	__	614,249

Nine Months Ended September 30, 2000

Net sales	151,706	110,486	8,109	—	—	270,301
Operating income (loss)	10,376	19,315	(2,308)	(5,532)	(33,250)	(11,399)
Total assets	$150,658	$96,038	$11,163	$163,888	$—	$421,747

Note 4 — Comprehensive Income (Loss)

Total comprehensive income (loss) was $3.0 million and $24.7 million for the three and nine months ended September 30, 2001, respectively, and $2.6 million and ($24.6) million for the three and nine months ended September 30, 2000, respectively. Other comprehensive income is comprised of foreign currency translation adjustments, minimum pension liability and net unrealized holding gains and losses on available-for-sale securities.

Note 5 — Recent Events

Acquisition of Applied Epi, Inc.

On September 17, 2001, a wholly owned subsidiary of the Company merged with and into Applied Epi, Inc. (“Applied Epi”), of St. Paul, Minnesota.  As a result of the merger, Applied Epi became a subsidiary of the Company.  Applied Epi provides molecular beam epitaxy (“MBE”) equipment used in manufacturing high-speed compound semiconductor devices for telecommunications, optoelectronic and wireless markets.  Applied Epi, founded in 1986, was a privately held company. Under the merger agreement, the stockholders of Applied Epi received an aggregate of 3,883,460 shares of Veeco common stock and $29.8 million in cash.  In addition, the Company incurred acquisition costs and exchanged and assumed options and warrants of Applied Epi for options and warrants to purchase 1,021,248 shares of the Company’s common stock.  The assumed options and warrants were recorded at fair market value using the Black-Scholes option-pricing model.  The merger consideration is computed as follows (in thousands):

Fair market value of shares issued	$101,040
Cash payment	29,800
Fair market of stock options/warrants assumed	19,223
Transaction costs	2,905
Total purchase price	$152,968

The merger was accounted for using the purchase method of accounting.  Accordingly, the purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal as follows (in thousands):

Accounts receivable, net	$12,389
Inventories	11,966
Other current assets	418
Property, plant and equipment, net	12,812
Excess cost over net assets acquired, net	101,397
Amortizable intangible assets, net	48,500
In-process technology	7,000
Other non-current assets	4,830
Total assets	199,312
Accounts payable	2,139
Other current liabilities	10,582
Deferred income taxes	22,663
Long-term debt	10,960
Total liabilities	46,344
Total purchase price	$152,968

The purchase price was allocated to intangible assets as follows: approximately $101.4 million to excess of cost over net assets acquired, which is non-amortizable under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets; $41.0 million to core technology, amortizable over approximately six years; $1.0 million to non-compete agreements, amortizable over three years; $4.5 million to customer related intangibles, amortizable over six months to five years and$2.0 million to trademarks and trade names, amortizable over ten years.  In-process research and development (“R&D”) projects that had not reached technological feasibility and had no alternative future uses totaled $7.0 million, and thus were expensed as of the date of the acquisition.  The value assigned to purchased in-process R&D was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects’ stage of completion.  The rate utilized to discount the net cash flows to their present value was 25%.

The following table represents the pro forma results of Veeco and Applied Epi, as if the combination had been consummated as of January 1, 2000:

	Nine months ended
	September 30,
	2001	2000
	(In thousands, except earnings per share)
Revenue	$387,658	$279,217
Income (loss) before cumulative effect of change in accounting principle	27,849	(33,120)
Net income (loss)	27,849	(51,502)

Net income (loss) per common share before cumulative effect of change in accounting principle	$0.94	$(1.16)
Net income (loss) per common share	$0.94	$(1.81)
Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.92	$(1.16)
Diluted net income (loss) per common share	$0.92	$(1.81)

The results of operations for Applied Epi for the nine months ended September 30, 2001 and 2000 include non-recurring charges of $1.1 million and $18.1 million, respectively, related to stock based compensation expense.  The pro forma results of operations for the nine months ended September 30, 2000 include a $7.0 million charge related to the write-off of purchased in-process technology.

The results of operations for Applied Epi for the period from September 18, 2001 to September 30, 2001 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001.

Acquisition of ThermoMicroscopes Corp.

On July 16, 2001, the Company acquired ThermoMicroscopes Corp. (“TM”), formerly a subsidiary of Thermo Electron Corporation, based in Sunnyvale, California, for cash.  TM is a manufacturer of atomic force microscopes, scanning probe microscopes, near field optical microscopes and probes.  The acquisition was accounted for using the purchase method of accounting.

Results of operations prior to the acquisition are not material to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001.  The results of operations for TM for the period from July 17, 2001 through September 30, 2001 are included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001.

Litigation

On August 15, 2001, a lawsuit was commenced in the Superior Court of California, County of Santa Clara, by Toyo Corporation (“Toyo”) against TM, the Company, Thermo Spectra Corporation and Thermo Electron Corporation.  This lawsuit relates to a Distribution Agreement between Toyo and TM under which Toyo had been appointed the exclusive distributor for the sale of TM products in Japan.  In the lawsuit, Toyo claims, among other things, that TM breached the Distribution Agreement and that the Company, Thermo Spectra and Thermo Electron intentionally interfered with Toyo’s contractual relationship with TM, in each case, by virtue of the sale of the outstanding shares of TM to the Company, which Toyo alleges was an assignment without Toyo’s consent.  The suit alleges damages in a currently unascertained amount.  The Company intends to vigorously defend this lawsuit and has filed a counterclaim against Toyo.  The Company does not expect this matter to have a material effect on its consolidated financial condition or results of operations.

Note 6 — Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in a decrease in amortization expense in 2002 of approximately $1.6 million. In addition, the goodwill recorded as a result of the acquisitions of Applied Epi and TM will not be amortized in 2001 in accordance with Statement 142. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect these standards will have on the earnings or financial position of the Company.

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value, which is recorded through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through earnings or recognized in accumulated comprehensive income until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings.

During the nine months ended September 30, 2001, the Company used derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts (which during the nine months ended September 30, 2001 included all of the Company’s material foreign subsidiaries). The Company does not use derivative financial instruments for trading or speculative purposes. The Company’s forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings The aggregate foreign currency exchange gain/(loss) included in determining consolidated results of operations was approximately $105,000 and ($1,628,000), net of approximately ($530,000) and $460,000 of realized hedging (losses)/gains, which were recorded and included in other expense, net,  in the three and nine months ended September 30, 2001, respectively.   As of September 30, 2001, there were no open forward contracts.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended September 30, 2001 and 2000

Net sales of $116.0 million for the three months ended September 30, 2001, represent an increase of $34.9 million, or 43%, from the 2000 comparable period sales of $81.1 million, resulting principally from an increase in sales of process equipment products. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 51%, 22%, 18% and 9%, respectively, of the Company’s net sales for the three months ended September 30, 2001. Sales in the U.S. increased 38% from the comparable 2000 period due to a 50% increase in U.S. process equipment sales, principally resulting from an increase in sales into the data storage market. Sales in Europe and Japan increased 73% and 129%, respectively. The increases in Europe and Japan are principally a result of higher sales of both process equipment and metrology products. Sales in Asia Pacific decreased by 30% over the comparable 2000 period, principally as a result of a decline in process equipment sales. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

Process equipment sales of $65.9 million for the three months ended September 30, 2001, increased by $27.1 million, or 70%, over the comparable 2000 period. The increase in process equipment sales is due principally to increased etch and deposition equipment sales to the data storage industry.  Metrology sales of $48.4 million for the three months ended September 30, 2001, represent an increase of approximately $8.6 million, or 22%, from the 2000 comparable period sales of $39.8 million. The increase in the 2001 period is primarily attributable to increased sales of the Company’s atomic force microscope (AFM) products, offset partly by lower sales of optical metrology products.

Veeco received $62.6 million of orders during the three months ended September 30, 2001, a 65% decrease compared to $179.9 million of orders for the comparable 2000 period. Process equipment orders decreased 76% to $30.4 million, due primarily to a decline in orders from optical telecommunications customers. Orders for ion beam deposition products for optical filter manufacturing decreased by $80.6 million, or 95%, from the comparable 2000 period. Ion beam etch and deposition equipment orders, principally for data storage manufacturing, decreased 44% to $22.3 million from $40.1 million for the comparable 2000 period. Metrology orders decreased by 40% to $31.1 million, reflecting a decrease in orders for both AFM and optical metrology products. The Company’s book/bill ratio for the third quarter of 2001 was 0.54.

For the three months ended September 30, 2001, the Company experienced order cancellations, primarily for products related to the optical telecommunications market, representing approximately 26% of the June 30, 2001 backlog. The Company also experienced rescheduling of order delivery dates by customers. Due to the weak business environment, the Company may continue to experience cancellation and/or rescheduling of orders.

Gross profit, as a percentage of net sales, for the three months ended September 30, 2001, decreased to 43.8%, from 46.0% for the comparable 2000 period.  The gross margin decline is attributable to a significant increase in automated AFM sales where 15% of revenue was deferred under SAB 101, until final customer acceptance.  Nearly all of this deferred revenue equates to profit, due to the fact that minimal related costs have been deferred.  During the same period in 2000, AFM sales consisted mostly of non-automated models, for which revenue recognition was not deferred and therefore higher profit margins were realized upon shipment.

Research and development expenses of $15.4 million for the three months ended September 30, 2001, increased by approximately $2.3 million, or 18%, over the comparable period of 2000, due primarily to the Company’s development of next generation products for ion beam deposition tools.

Selling, general and administrative expenses of $21.3 million for the three months ended September 30, 2001, increased by approximately $1.2 million from the 2000 comparable period due to an increase in selling related expenses, principally as a result of the increased sales volume.

During the three months ended September 30, 2001, the Company recorded a write-off of purchased in-process technology of $8.2 million related to the acquisitions of Applied Epi, which resulted in a $7.0 million charge, and TM, which resulted in a $1.2 million charge.  Both charges related to projects that had not reached technological feasibility and had no alternative future uses.

Income taxes for the three months ended September 30, 2001, amounted to $2.5 million, or 57% of income before income taxes, as compared to a $0.4 million tax benefit for the same period of 2000.  The effective tax rate of 57% is higher than the statutory tax rate of 35%, principally due to purchased in-process technology charges associated with the Applied Epi and TM acquisitions, which are non-deductible for tax purposes.

Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which resulted in a charge to income for the cumulative effect of change in accounting principle. The Company recognized approximately $5.8 million in revenue during the three months ended September 30, 2000, that was included in the cumulative effect adjustment. The effect of that revenue was to increase third quarter income by $1.8 million (net of income taxes of $1.3 million).

The financial information presented in the Company’s previously filed Form 10-Q, with respect to the three months ended September 30, 2000, has been restated due to the adoption of SAB 101. The adoption of SAB 101 had the overall effect of decreasing net sales and net income for the third quarter of 2000 by $11.8 million and $3.0 million, respectively, and basic and diluted earnings per share by $0.13 and $0.12, respectively.  These results include the impact of the cumulative effect adjustment discussed above.

Due to the weakening business environment, the Company is planning on implementing a cost reduction plan in the fourth quarter of 2001.  The Company plans a workforce reduction of approximately 15%, plant consolidations and discretionary cost reductions. The Company expects to record a restructuring charge in the fourth quarter of approximately $15.0 to $20.0 million associated with these actions.

Nine Months Ended September 30, 2001 and 2000

Net sales were $356.7 million for the nine months ended September 30, 2001, representing an increase of approximately $86.4 million, or 32%, over the comparable 2000 period. The increase is primarily due to an increase in optical filter deposition system sales of $47.4 million, as well as a $39.5 million increase in sales of AFMs. Sales in the U.S., Europe, Japan and Asia Pacific accounted for 56%, 15%, 20% and 9%, respectively, of the Company’s net sales for the nine months ended September 30, 2001. Sales in the U.S. increased by 54%, principally as a result of increased process equipment sales of optical telecommunications equipment, as well as an increase in sales of AFMs. Sales in Europe increased by 19% due to increased AFM sales.  Sales in Japan increased by 31% as a result of an increase in optical filter deposition and AFM sales. Asia Pacific sales decreased by 27% as a result of a 66% decline in optical metrology sales, partially offset by increased optical filter deposition equipment sales.

Process equipment sales were $219.4 million for the nine months ended September 30, 2001, an increase of approximately $67.7 million, or 45%, from the comparable 2000 period, due primarily to the increase in sales of optical filter deposition products. Metrology sales for the nine months ended September 30, 2001 were $132.3 million, an increase of approximately $21.8 million, or 20%, compared to the comparable 2000 period, reflecting a 64% increase in the sale of AFMs, offset by a 36% decline in optical metrology sales.

Veeco received $256.9 million of orders for the nine months ended September 30, 2001, a 39% decrease compared to $423.6 million of orders in the comparable 2000 period. Process equipment orders decreased 47% to $143.4 million, principally reflecting a decrease in optical telecommunications orders. Metrology orders decreased 25% to $108.5 million, reflecting a 56% decrease in optical metrology products. The book/bill ratio for the nine months ended September 30, 2001 was 0.72.

For the nine months ended September 30, 2001, the Company experienced order cancellations, primarily for products related to the optical telecommunications market, representing approximately 31% of the December 31, 2000 backlog. The Company also experienced rescheduling of order delivery dates by customers. Due to the weak business environment, the Company may continue to experience cancellation and/or rescheduling of orders.

Gross profit, as a percentage of net sales, increased slightly to 45.9% from 45.1% for the comparable 2000 period, which excludes a non-cash charge of $15.3 million for the write-off of inventory related to the merger with CVC in May 2000. This improvement is principally attributable to the sales volume increase in optical filter deposition products and AFMs.

Research and development expenses of $46.5 million for the nine months ended September 30, 2001, represent an increase of approximately $6.0 million, or 15%, over the comparable period of 2000, due primarily to the development of ion beam deposition and AFM products.

Selling, general and administrative expenses of $64.3 million for the nine months ended September 30, 2001, represent an increase of approximately $7.9 million, or 14%, over the comparable 2000 period. The increase is due to increased selling expense as a result of increased sales volume, primarily related to the optical filter deposition and AFM product lines. As a percentage of sales, selling, general and administrative expenses decreased to 18% of net sales in 2001 from 21% in 2000.

During the nine months ended September 30, 2001, the Company recorded a write-off of purchased in-process technology of $8.2 million, as discussed previously, and a restructuring charge of $1.0 million related to the workforce reduction of approximately 130 people, as a result of the slowdown in orders. As of September 30, 2001, approximately $765,000 has been expended and approximately $235,000 remains accrued, related to the restructuring charge. During the nine months ended September 30, 2000, Veeco incurred non-recurring charges of $33.0 million, in conjunction with the merger with CVC. Of these charges, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets.

Other expense, net for the nine months ended September 30, 2001, increased $1.9 million over the comparable 2000 period due to the increase in foreign currency exchange losses.

Income taxes for the nine months ended September 30, 2001, amounted to $14.5 million, or 37% of income before income taxes, as compared to a $5.6 million income tax benefit, or 53% of loss before income taxes, for the same period of 2000.

As noted above, the Company changed its method of accounting for revenue recognition in accordance with SAB No. 101. The cumulative effect of this change on prior years resulted in the deferral of $67.0 million of revenue and a charge to income of $18.4 million (net of income taxes of $12.6 million) recorded as of January 1, 2000, and is included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2000. The Company recognized approximately $58.8 million of this deferred revenue during the nine months ended September 30, 2000. The effect of that revenue was to increase income in that period by $16.5 million (net of income taxes of $11.4 million).

The financial information presented in the Company’s previously filed Form 10-Q, with respect to the nine months ended September 30, 2000, has been restated due to the adoption of SAB 101. The adoption of SAB 101 had the overall effect of increasing net sales by $5.9 million for the nine months ended September 30, 2000. Net loss for that period increased by $16.6 million, and basic and diluted loss per share increased by $0.71.  These results include the impact of the cumulative effect adjustment discussed above.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. See Note 6 to the Condensed Consolidated Financial Statements above for additional disclosure, as to the impact of these new rules.

Liquidity and Capital Resources

Cash flows from operations were $13.4 million for the nine months ended September 30, 2001, as compared to $6.8 million for the comparable 2000 period. Net income adjusted for non-cash items provided operating cash flows of $55.8 million, for the nine months ended September 30, 2001 compared to $27.4 million for the comparable 2000 period. This increase in net income adjusted for non-cash items was offset by increases in working capital accounts of $21.8 million.  Inventory balances increased by $30.4 million due primarily to rescheduled shipments and the impact of SAB 101.  Deferred gross profit decreased by $9.3 million due to revenue recognition on tools that received final customer acceptance. Accounts receivable decreased by $17.9 million due to improved customer collections.

Funds from operations, the liquidation of short-term investments of $26.9 million and the borrowing of $25.0 million under the Facility were used to pay for capital expenditures, the scheduled repayment of long-term debt and acquisitions.

On April 19, 2001, the Company entered into a new, $100 million revolving credit facility (the “Facility”), which replaced the Company’s prior $40 million revolving credit facility.  The Facility’s interest rate is a floating rate based on the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company’s ratio of debt to cash flow exceeds a defined ratio. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is also required to satisfy certain financial tests. As of September 30, 2001, $25.0 million was outstanding under the Facility.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months.

Item 3.         Quantitative and Qualitative Disclosure About Market Risk.

Veeco’s net sales to foreign customers represented approximately 49% and 44% of Veeco’s total net sales for the three and nine months ended September 30, 2001, respectively, and 47% and 53% for the three and nine months ended September 30, 2000, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 12% and 13% of Veeco’s total net sales for the three and nine months ended September 30, 2001, respectively, and 13% and 10% for the three and nine months ended September 30, 2000, respectively. The aggregate foreign currency exchange gain/(loss) included in determining consolidated results of operations was approximately $105,000 and ($1,628,000), net of approximately ($530,000) and $460,000 of realized hedging (losses)/gains, which were recorded and included in other expense, net, in the three and nine months ended September 30, 2001, respectively. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese yen and the German mark. The Company estimates that based upon the September 30, 2001 balance sheet, a 10% change in foreign currency exchange rates would impact reported operating profit by approximately $527,000. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, commencing in March 2001, the Company began using derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $2.5 million and $4.8 million for the three and nine months ended September 30, 2001, respectively.

Part II.

Item 1. Legal Proceedings

The matters discussed above under Condensed Consolidated Financial Statements Note 5 - Recent Events - Litigation are hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1

Agreement and Plan of Merger, dated as of September 6, 2001, among Veeco Instruments Inc., Veeco Acquisition Corp., Applied Epi, Inc., the shareholders of Applied Epi, Inc. listed on the signature pages thereto and Paul E. Colombo, as Stockholders' Representative

Current Report on Form 8-K, filed on September 14, 2001, Exhibit 99.1

4.1	Amendment No. 1 dated July 26, 2001 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees	Registration Statement on Form S-8 (File Number 333-66574) filed on August 2, 2001, Exhibit 4.2

4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent	Current Report on Form 8-K, filed on September 21, 2001, Exhibit 4.1

4.3	Applied Epi, Inc. 1993 Stock Option Plan	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1

4.4	Applied Epi, Inc. 2000 Stock Option Plan	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.2

4.5	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3

4.6

Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)

*

10.1

Amendment No. 1 dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein

*

10.2

Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company

*

10.3

Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company

*

(b)      Reports on Form 8-K.

On September 14, 2001, the Company filed a Current Report on Form 8-K regarding the signing of a merger agreement with Applied Epi, Inc.

On September 21, 2001, the Company filed a Current Report on Form 8-K regarding the closing of the merger with Applied Epi, Inc. and certain amendments to the Company’s Rights Plan (the “Form 8-K”).

On October 1, 2001, the Company filed an Amendment on Form 8-K/A to the Form 8-K, amending certain information in the Form 8-K.

On October 2, 2001, the Company filed an Amendment on Form 8-K/A to the Form 8-K, further amending certain information in the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001
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
2.1

Agreement and Plan of Merger, dated as of September 6, 2001, among Veeco Instruments Inc., Veeco Acquisition Corp., Applied Epi, Inc., the shareholders of Applied Epi, Inc. listed on the signature pages thereto and Paul E. Colombo, as Stockholders' Representative

Current Report on Form 8-K, filed on September 14, 2001, Exhibit 99.1

4.1	Amendment No. 1 dated July 26, 2001 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees	Registration Statement on Form S-8 (File Number 333-66574) filed on August 2, 2001, Exhibit 4.2

4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent	Current Report on Form 8-K, filed on September 21, 2001, Exhibit 4.1

4.3	Applied Epi, Inc. 1993 Stock Option Plan	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1

4.4	Applied Epi, Inc. 2000 Stock Option Plan	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.2

4.5	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3

4.6	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)

*

10.1

Amendment No. 1 dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein

*

10.2	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company

*

10.3	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company

*