Form 10-K
period 2001-12-31
VEECO INSTRUMENTS INC
filed 2002-03-27
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                         .

Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Registrant)

Delaware	11-2989601
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
100 Sunnyside Boulevard	11797
Woodbury, New York	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code  (516) 677-0200
Securities registered pursuant to Section 12(b) of the Act:
 None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.01 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 12, 2002 as reported on The Nasdaq National Market, was approximately $624,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        At March 12, 2002, the Registrant had 29,027,006 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause these differences include, but are not limited to:

  •
  the dependence on principal customers and the cyclical nature of the data storage, optical and wireless telecommunications and semiconductor industries,

  •
  fluctuations in quarterly operating results,

  •
  rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

  •
  risk of cancellation or rescheduling of orders,

  •
  the highly competitive nature of industries in which the Company operates,

  •
  changes in foreign currency exchange rates, and

  •
  matters set forth in this Report generally.

        Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

PART I

Item 1. Business.

The Company

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco", the "Company" or "we") designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, telecommunications/wireless, semiconductor and research industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disc drives, network servers, fiber optic networks, digital cameras, wireless phones, TV set-top boxes and personal digital assistants. Our broad line of products featuring leading edge technology allows customers to improve time to market of next generation products.

        Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads for the data storage industry and telecommunications/wireless components. Our metrology equipment is used to provide critical surface measurements on semiconductor devices, thin film magnetic heads and disks used in hard drives and in telecommunications/wireless and research applications. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality.

        Demand for our products has been driven by the increasing miniaturization of microelectronic components; the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components; and, in the data storage industry, the introduction of giant magnetoresistive (GMR) thin film magnetic heads (TFMHs) which require additional manufacturing steps and the ability to conduct critical measurements for quality control and other purposes during the manufacturing process. The ability of Veeco's products to precisely deposit thin films, and/or etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices, such as passive and active telecommunications components, wireless devices, TFMHs and semiconductor devices.

        Veeco serves its worldwide customers through the Company's global sales and service organization located throughout the United States, Europe, Japan and Asia Pacific. At December 31, 2001, Veeco had 1,446 employees, with manufacturing, research and development and engineering facilities located in New York, California, Minnesota, Colorado and Arizona.

Our Strategy

        Veeco has, and will continue to pursue, the following growth strategy:

  •
  Capitalize on the long-term growth opportunities in the telecommunications/wireless industry by expanding process equipment and metrology solutions;

  •
  Pursue focused market opportunities in the semiconductor industry in which Veeco has specific technology leadership;

  •
  Strengthen the Company's position as the leading "one-stop shop" for etch, deposition and metrology equipment for the data storage industry;

  •
  Pursue internal growth, as well as strategic mergers and, where appropriate, to further expand the Company's breadth of product line;

  •
  Leverage Veeco's technology and strategic customer relationships and assist customers' time to market for their new products;

  •
  Utilize the Company's industry-leading global sales and service network to further strengthen customer relationships.

Acquisition History

        A critical part of Veeco's growth strategy has been to expand its product line through acquisitions, which are identified on the following chart. Through these acquisitions, Veeco has broadened its product line of equipment and metrology solutions for its target industries.

Company/Assets Acquired	Date of Transaction	Primary Business Acquired
Certain physical vapor deposition (PVD) assets of Material Research Corporation (MRC)	April 10, 1997	Physical vapor deposition technology for data storage industry
Wyko Corporation	July 25, 1997	Optical interferometry for a broad range of applications
Digital Instruments, Inc.	May 29, 1998	Atomic force microscopy for a broad range of applications
OptiMag, Inc.	October 14, 1999	Optical measurement and test for data storage industry
Ion Tech, Inc.	November 4, 1999	Ion beam deposition for optical telecommunications industry
Monarch Labs, Inc.	January 31, 2000	Magnetic measurement and test for data storage industry
Slider Level Crown (SLC) product line of Seagate Technology, Inc.	February 11, 2000	Purchase of SLC technology to micro-machine and measure thin film magnetic heads
Certain Atomic Force Microscope assets from IBM	March 23, 2000	Purchase of atomic force microscopy for a broad range of applications
CVC, Inc. and Subsidiaries	May 5, 2000	Cluster tool equipment used in disk drive recording heads, passive and active optical components and specialty semiconductor applications
ThermoMicroscopes Corp.	July 16, 2001	Manufacturer of atomic force microscopes, scanning probe microscopes (AFMs and SPMs), near field optical microscopes and probes
Applied Epi, Inc.	September 17, 2001	Supplier of molecular beam epitaxy (MBE) equipment used in the manufacture of high-speed compound semiconductor devices for telecommunications, optoelectronic and wireless markets

Recent Events

        As noted in the above table, on July 16, 2001, Veeco completed the acquisition of ThermoMicroscopes Corp. ("TM"), formerly a subsidiary of Thermo Electron Corporation. TM manufactures atomic force microscopes, scanning probe microscopes (AFMs and SPMs), near field optical microscopes and probes. This acquisition was accounted for using the purchase method of accounting.

        On September 17, 2001, Veeco completed its merger with Applied Epi, Inc., a world leading supplier of molecular beam epitaxy (MBE) equipment. Applied Epi's customers use its equipment and components to manufacture compound semiconductor devices for a wide variety of communications applications, including fiber optic modules and subsystems, mobile phones, wireless networks and satellites. In the merger, the former stockholders of Applied Epi received approximately 3.9 million shares of Veeco common stock and approximately $29.8 million in cash. The merger has been accounted for using the purchase method of accounting.

        The Company recorded a restructuring charge in the quarter ended December 31, 2001 of approximately $19.0 million resulting from the restructuring of operations in response to the significant downturn in the telecommunications industry and the overall weak business environment. This charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines. Also included in this charge was $2.0 million related to plant consolidations and a 15% workforce reduction initiated in the fourth quarter, as well as a $3.4 million write-down of intangible and fixed assets. In addition, Veeco has classified its industrial measurement business as a discontinued operation and incurred $3.4 million of losses (net of taxes) in the fourth quarter.

        In December 2001, the Company issued $200.0 million of 4.125% convertible subordinated notes, which are due in 2008, in a private placement. The notes are convertible, at the option of the holder, at any time prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company will pay interest on these notes on June 21 and December 21 of each year, commencing on June 21, 2002. The notes will mature on December 21, 2008. On January 3, 2002, the Company issued an additional $20.0 million of convertible subordinated notes pursuant to the exercise of an over allotment option granted to the initial purchasers of the notes. In March 2002, the Company filed a registration statement under the Securities Act of 1933, as amended, registering the notes, the common stock issuable upon exercise of the notes and shares of common stock held by certain other holders. After the third anniversary of the issuance, the notes may be redeemed at the option of the Company, at the redemption prices set forth in the indenture.

Industry Background

        General Introduction:    The market for microelectronic components has grown rapidly in recent years, driven by corporate and consumer use of information age products such as networked personal computers (PCs), servers and the Internet, among others. While the Company believes that the PC and server markets are the primary driver of disk drive unit growth, disk drives are also increasingly being used for emerging applications such as television set-top boxes, video-on-demand systems, and small electronic devices such as digital cameras and personal digital assistants.

        Continued demand for smaller, faster and less expensive microelectronic components, particularly in the computer industry, has led to increasing miniaturization. This increasing miniaturization is achieved through an increased number of manufacturing steps involving greater use of precise etching and deposition equipment. In addition, metrology systems are used throughout the manufacturing process in order to monitor process accuracy, product quality, repeatability and to measure critical dimensions and other physical features such as film thickness, line width, step height, sidewall angle and surface roughness, thereby improving yields. Telecommunications/wireless components, semiconductor devices, thin film magnetic heads and optical electronic components often consist of many intricate patterns on circuits or film layers. Depending upon the specific design of any given integrated circuit, a variety of film thicknesses and a number of layers and film types will be used to achieve desired performance characteristics.

        Trends in the Data Storage Industry:    In order to satisfy market demand for devices with greater storage capacity, the data storage industry developed new head designs incorporating higher areal densities which enable storage of more data. The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. The Company believes that despite capital spending constraints within the data storage industry, substantial investment has and continues to be made in GMR and more advanced technology. Peripheral Research forecasts that GMR head production is growing from approximately 30 million GMR heads in 1998 to 885 million in 2004.

        Trends in the Telecommunications/Wireless Industry:    In the telecommunications field, there is a need for higher bandwidth caused by the expanding use of the internet and by the increasing use of data intense file transfers, such as downloadable music, internet telephony and streaming video. In response to this demand, a technology called Dense Wavelength Division Multiplexing (DWDM) was developed. DWDM technology combines a number of wavelengths onto a single optical fiber, thereby increasing the capacity of the fiber network. The use of DWDM in telecommunications networks is challenging component manufacturers to design a variety of devices that can be integrated into DWDM systems. These include devices that can increase the number of wavelengths carried, span long distances, and develop an all-optical layer so that wavelengths do not need to be converted between optical and electrical signals. There are two major "families" of optical components, called passive and active devices. Thin film filters are the primary type of passive device, and several examples of active devices include pump and source lasers, amplifiers and modulators.

        Veeco is a leading provider of ion beam deposition systems, which are today being used to help create the optical filters which serve as a critical component of these DWDM systems. In addition, Veeco's broad range of ion beam etch, ion beam deposition and physical vapor deposition tools have applications in the manufacture of active devices as well. In 2000 Veeco introduced a new family of metrology systems designed especially to help optical component manufacturers improve their yields and time-to-market with new products.

        The growing demand for information and connectivity is driving the continued expansion of wireless and fiber optic networks. In the past, communications equipment and products relied on silicon semiconductor technology to meet performance requirements. However, fiber optic and current generations of wireless networks require higher performance and greater functionality than silicon semiconductors can provide. As a result, compound semiconductors have emerged as a key enabling technology to meet these higher performance, higher speed requirements. Compound semiconductors are composed of two or more elemental materials, usually consisting of a metal and a non-metal. The intrinsic physical properties of compound semiconductors enable electrons to move approximately five times faster than through silicon semiconductors, allowing these semiconductors to operate at significantly higher speeds. In addition, compound semiconductors have optoelectronic properties that enable them to emit light, a fundamental requirement of fiber optic applications, and a function not achievable using silicon semiconductors. Other key advantages include lower power consumption and reduced signal distortion, which are critical to the performance of current generations of wireless technologies. Strategies Unlimited has estimated that compound semiconductor industry revenues will continue to grow at an estimated 15-33% compound annual growth rate through 2003. This growth, despite the current industry downturn, will be driven by wireless and fiber optic communications which combined account for approximately 50% of the market.

        In 2001, the telecommunications industry underwent a severe downturn caused by industry overcapacity, overly aggressive manufacturing ramps by device manufacturers, and a glut of optical components. Despite this downturn, Veeco continued to broaden its equipment solutions to this industry, expanding more into the wireless/active device segment. In September 2001 Veeco purchased Applied Epi, a leading supplier of MBE technology to the wireless device industry. Applied Epi's equipment is used to manufacture wireless devices such as power amplifiers, application specific integrated circuits (ASICs) for cell phones, PDAs and base stations. The Company believes that future growth in this industry will be tied to the trend toward convergence and integration of optical telecommunications and wireless devices to produce cheaper, faster integrated components. Veeco is positioning its equipment product line to offer a broad spectrum of critical technologies needed for this convergence.

        Trends in the Semiconductor Industry:    Current semiconductor industry technology trends include smaller feature sizes (sub-0.13 micron line widths), larger substrates (i.e., the transition to 300mm wafers) and the increased use of metrology in the manufacturing process. The semiconductor industry is also undergoing trends related to advanced interconnect and chemical mechanical polishing (CMP) technologies. Semiconductor manufacturers use metrology tools in their wafer fabrication facilities to detect process deviations as early in the manufacturing process as possible. These tools are critical for yield enhancement resulting in cost reduction in this increasingly competitive environment.

        Trends in the Research Industry:    A meaningful trend in the research industry is the growth in nanotechnology investment occurring at the scientific and university level. Nanotechnology is a field of science whose goal is to control individual atoms and molecules to potentially create computer chips and other devices that are thousands of times smaller than current technologies permit. Nanoscience and nanotechnology have received significant funding from the U.S. and other governments, and are beginning to impact many industries—life sciences, data storage, semiconductor, telecommunications, materials sciences, among others. Evolution Capital, an industry research company based in the United Kingdom, forecasts that nanotechnology will be a $150 trillion industry in 2010. Veeco's metrology tools are used by researchers in the nanotechnology field and Veeco currently sells to nearly every major scientific or research organization engaged in the field of nanotechnology.

Veeco's Products

        Veeco offers two principal product lines: process equipment and metrology. Veeco divested its leak detection business on January 17, 2000, and its remaining industrial measurement business (NeXray) was classified as discontinued operations in December 2001. Historical contribution to net sales by each of these product lines is shown below for the years indicated:

	Year ended December 31,
	2001	2000	1999
	(Dollars in millions)
Process Equipment	$277.3	$216.3	$200.3
% of net sales	61.7%	57.5%	64.1%
Metrology	$172.0	$159.8	$112.2
% of net sales	38.3%	42.5%	35.9%

        See note 8 to the Consolidated Financial Statements of the Company for additional information regarding the Company's reportable segments and sales by geographic location.

Process Equipment

        Veeco produces and sells several types of process equipment used in the manufacture of optical components such as filters and lasers, data storage components such as thin film magnetic heads and specialty semiconductors such as GaAs (gallium arsenide) devices and MRAM (magnetic random access memory). Veeco's process equipment product line includes:

        Ion Beam Deposition (IBD) System:    Veeco's IBD systems utilize an ion beam to deposit thin films and may be mated to Veeco's cluster system platform to allow either parallel or sequential etch/deposition processes. Ion beam deposition systems deposit high purity thin film layers and provide maximum uniformity and repeatability.

        Ion Tech SPECTOR® Systems:    Ion Tech's IBD equipment is used to manufacture precise multi-layer optical filters critical to extending "bandwidth" of fiber optic telecommunication networks. Able to precisely control thicknesses, with excellent repeatability, Ion Tech's IBD systems are used to create the filters that allow multiple channels to share the same optical fiber. With its precise control of deposition rates and uniformities, SPECTOR is able to produce high yields of 0.8nm bandwidths and below.

        Diamond-Like Carbon (DLC) Deposition Systems:    Veeco's DLC deposition system has been developed to deposit protective coatings on advanced TFMHs. The system consists of a single cassette vacuum loadlock and a high vacuum processing chamber with two ion beam sources.

        Physical Vapor Deposition (PVD) Systems:    Veeco believes that its PVD systems offer manufacturers the most flexible platform for developing next-generation data storage applications. The NEXUS PVD systems provide multiple targets which can deposit greater than 20 materials, speeding the transition from development to high-volume production.

        Molecular Beam Epitaxy (MBE) Systems:    For many compound semiconductors, MBE is the critical first step of the fabrication process, ultimately determining device functionality and performance. MBE is the process of precisely depositing atomically thin crystal layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. After the epilayers are grown on the substrate, it is known as an epiwafer. The performance characteristics of compound semiconductors are dependent on the crystalline structure, chemical composition, number, and precise thickness of the epilayers. As a result, MBE is considered to be one of the highest value added steps in the production of compound semiconductors. Veeco provides a broad array of MBE components and systems. The GEN2000 is the world's first high volume production MBE system integrating ultra high vacuum (UHV) with cluster tool architecture.

Etch Systems

        Veeco develops and produces ion beam etch systems which etch precise, complex features for use primarily by data storage and semiconductor manufacturers in the fabrication of discrete and integrated microelectronic devices such as TFMHs. Veeco's etch systems are also applicable in the active telecommunications marketplace.

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

Atomic Force/Scanning Probe Microscopes (AFM/SPMs)

        Through its merger with Digital Instruments, Inc., in May 1998, Veeco expanded its existing family of metrology products to include next generation AFM/SPM technology capable of resolving and imaging nanometer-level dimensional variations and surface properties. In 2000, Veeco signed an agreement with International Business Machines to purchase certain assets related to their atomic force microscope (AFM) technology. Veeco has combined their technology into our own AFM product line. In July, 2001 Veeco acquired TM Microscopes, formerly a subsidiary of Thermo Electron Corporation. This acquisition further strengthened Veeco's AFM/SPM product portfolio, particularly in research applications.

        Over time, the feature sizes in integrated circuits and magnetoresistive elements of data storage devices have decreased. The atomic force microscope "feels" the sample surface directly using a probe consisting of a very sharp tip mounted on a microscopic spring arm (a cantilever). The interaction of the probe with the surface is detected by measuring deflections of the cantilever with an optical beam system. AFMs permit resolution at the molecular level. Veeco developed some of the first AFMs used in commercial applications and most of the SPMs manufactured and sold by Veeco are AFMs. SPMs, and particularly AFMs, can directly measure both lateral and vertical shapes with nanometer resolution and with direct 3D capability. In contrast, light-based instruments, including interferometric and confocal microscopes, have limited lateral resolution for measurements of less than half the wavelength of light, or less than about 250 nanometers. Veeco's AFM products utilize its patented TappingMode™ technology, achieving the high resolution and stability previously obtainable only through destructive physical contact with the sample surface while employing a light touch previously achievable only through the less stable non-contact mode.

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

        Veeco produces a broad range of AFM/SPM products designed for data storage, semiconductor, and other industrial and research applications. These products include the Dimension™ Series SPM, NanoScope™ SPMs and BioScope™ SPMs. In 1999 Veeco introduced the Series Vx™ Atomic Force Profiler which delivers a combination of atomic force resolution with long-scan capability, which is ideal for specific growth applications in semiconductor metrology, such as Chemical Mechanical Planarization (CMP). Veeco's NanoScope products are widely used by leading nanotechnology research centers worldwide. Veeco's VX-330 has been sold into all major semiconductor fabs and is an award-winning tool (Semiconductor International Magazine 2001).

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

Optical Metrology (Interferometry and Test) Products

        Substantially all of Veeco's optical metrology instruments are designed to make non-contact surface measurements using interferometry technology. This process involves the use of either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry (PSI) and vertical scanning interferometry (VSI), these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes. Veeco's major optical products include the NT family and SP3000 and the HD-Series optical profilers. The NT family product line measures surface roughness, heights and shapes. The HD-Series instruments are a line of microstructure measurement equipment used by manufacturers of mass memory components including manufacturers of heads, disks, drives and suspensions. HD-Series instruments are used for research and development, production control, process improvement, incoming parts inspection, final parts inspection and field failure analysis. Other optical metrology products include defect inspection systems for data storage and optical telecommunications applications and magnetic measurement equipment for characterizing the magnetoresistance of bulk films and patterned devices. In early 2001, Veeco launched a new family of metrology tools, Optium™, for process control and yield management in optical telecommunications component manufacturing. The Optium family includes surface measurement and defect review systems, as well as new wavelength characterization tools. This extended metrology capability helps control key processing steps for passive and active DWDM components, including laser diode sources, DWDM filters, mirror arrays, lenses and optical fibers.

Service and Sales

        Veeco recognizes that its customer service organization is a significant factor in the Company's success. The Company provides service and support on a warranty, service contract or an individual service-call basis. Veeco also offers enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services and a 24-hour hotline service for certain products. The Company believes that offering 24 hour, 7 day per week worldwide support creates stronger relationships with customers and provides a significant competitive advantage. Approximately 2.4% of Veeco's net sales for the year ended December 31, 2001 constituted revenues from service and support. These results are included in Veeco's process equipment and metrology sales, as appropriate.

        Veeco sells its products worldwide through twenty-eight strategically located sales and service facilities including fifteen in the U.S., seven in Europe, four in Asia Pacific, and two in Japan. In 2001, Veeco continued to expand its direct worldwide sales and service support organization to focus on combined field service and customer support for all Veeco process equipment and metrology products. As of December 31, 2001, Veeco employed 188 sales and marketing representatives and 264 field service representatives.

Customers

        Veeco sells its products to many of the world's major data storage, semiconductor and telecommunications/wireless component manufacturers, and to customers in other industries, research centers and universities. For the year ended December 31, 2001, 31% of Veeco's sales were to data storage customers, 30% to telecommunications/wireless, 22% to research and industrial customers and 17% to semiconductor customers.

Research and Development

        Veeco believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Veeco works collaboratively with its customers to help ensure its technology and product roadmaps are aligned with customer requirements. Veeco's research and development programs are organized by product line; new products have been introduced into each of Veeco's product lines in each of the past three years.

        Veeco's research and development expenses were approximately $59.7 million, $51.2 million and $41.0 million, or approximately 13.3%, 13.6% and 13.1% of net sales, for the years ended December 31, 2001, 2000 and 1999, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

Manufacturing

        The Company's principal manufacturing activities, which consist principally of design, assembly, integration and test operations, are organized by product and take place at its facilities in Plainview, New York, Rochester, New York, Santa Barbara, California, Sunnyvale, California, Tucson, Arizona, Ft. Collins, Colorado, St. Paul, Minnesota and San Diego, California.

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

Backlog

        Veeco's backlog decreased from $363.4 million at December 31, 2000 to $122.0 million at December 31, 2001. Backlog adjustments for 2001 included order cancellations of $136.3 million. The Company's backlog generally consists of product orders for which a purchase order has been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company's orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company's future performance. Due to the current weak business environment, the Company may continue to experience cancellation and/or rescheduling of orders.

Competition

        In each of the markets that it serves, Veeco faces substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than Veeco. In addition, many of Veeco's products face competition from alternative technologies, some of which are more established than those used in Veeco products. Significant factors for metrology and process equipment tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership, and technical service and support. Veeco believes it competes favorably on the basis of these factors in each market Veeco serves. None of Veeco's competitors competes with Veeco across all of Veeco's product lines.

        Veeco competes with metrology product manufacturers such as KLA-Tencor, Seiko and Zygo Corporation. Veeco competes with process equipment manufacturers such as Unaxis, Hitachi, Nordiko, Anelva, and Oxford Instruments.

Intellectual Property

        Veeco's success depends in part on its proprietary technology. Although Veeco attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that Veeco will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently.

        Veeco has patents and exclusive and non-exclusive licenses to patents owned by others covering certain of its products, which Veeco believes provide it with a competitive advantage. Veeco has a policy of seeking patents on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. Veeco believes that there are no patents which are critical to its operations, and that the success of its business depends primarily on the technical expertise, innovation, and experience of its employees.

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

        Following the merger with Digital Instruments, in September 1998, Veeco and IBM entered into a cross license agreement providing for the grant by Veeco to IBM and the grant by IBM to Veeco of the non-exclusive right to make, use and sell AFM/SPM products utilizing technology covered by certain patents held by Veeco and IBM, respectively. The agreement terminates in August 2003. The cross license agreement replaced a prior patent license agreement between IBM and Digital.

Employees

        At December 31, 2001, the Company had 1,446 employees, of which we had 439 in manufacturing and testing, 188 in sales and marketing, 264 in service and support, 339 in engineering, research and development, and 216 in information technology, general administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel. The Company believes that its relations with its employees are good.

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

Item 2. Properties.

        The Company's headquarters office and its principal manufacturing, research and development and sales and service facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Fort Collins, CO	47,000	No	Process Equipment
Plainview, NY	80,000	No	Process Equipment
Rochester, NY	90,000	Yes	Process Equipment
Santa Barbara, CA	100,000	Yes	Metrology
St. Paul, MN	125,000	Yes	Process Equipment
Tucson, AZ(1)	110,000	Yes	Metrology
Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Bloomington, MN	10,000	2002	Process Equipment and Metrology
Freemont, CA	14,000	2002	Process Equipment
San Diego, CA	11,000	2005	Metrology
San Jose, CA	11,000	2002	Process Equipment and Metrology
Sunnyvale, CA	26,000	2002	Metrology
Woodbury, NY	32,000	2011	Headquarters
Longmont, CO	3,000	2003	Metrology

(1)
The Company's optical metrology business utilizes approximately 60,000 square feet of this facility. The balance is available for expansion.

        The Tucson, Santa Barbara, Rochester and St. Paul facilities are subject to mortgages, which at December 31, 2001, had outstanding balances of $2.0 million, $6.4 million, $1.8 million and $4.3 million, respectively. The Company also leases small offices in Chadds Ford, Pennsylvania and Edina, Minnesota, for sales and service. The Company's foreign subsidiaries lease space for use as sales and service centers in England, France, Germany, Ireland, Japan, Korea, Malaysia, Singapore and Taiwan. The Company believes its facilities are adequate to meet its current needs.

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

        The former owner of the land and building in which the Company's Santa Barbara, California metrology operations are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract provides adequate protection against any environmental issues that may arise.

Non-Environmental

        On August 15, 2001, a lawsuit was commenced in the Superior Court of California, County of Santa Clara, by Toyo Corporation ("Toyo") against TM, the Company, Thermo Spectra Corporation and Thermo Electron Corporation. This lawsuit relates to a Distribution Agreement between Toyo and TM under which Toyo had been appointed the exclusive distributor for the sale of TM products in Japan. In the lawsuit, Toyo claims, among other things, that TM breached the Distribution Agreement and that the Company, Thermo Spectra and Thermo Electron intentionally interfered with Toyo's contractual relationship with TM, in each case, by virtue of the sale of the outstanding shares of TM to the Company, which Toyo alleges was an assignment of the Distribution Agreement without Toyo's consent. The suit alleges damages in a currently unascertained amount. The Company intends to vigorously defend this lawsuit and has filed a counterclaim against Toyo. The Company does not expect this matter to have a material effect on its consolidated financial condition or results of operations.

        The Company is involved in various other legal proceedings arising in the normal course of its business. Based upon the advice of counsel, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to Vote of Security Holders.

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock is quoted on The NASDAQ National Market under the symbol"VECO". The 2001 and 2000 high and low closing prices are as follows:

	2001		2000
	High	Low	High	Low
First Quarter	$64.13	$36.13	$114.00	$36.50
Second Quarter	55.76	34.06	75.13	29.81
Third Quarter	41.21	21.10	115.50	26.88
Fourth Quarter	37.92	24.42	104.00	24.63

        On March 12, 2002, the closing price for the Company's Common Stock on the NASDAQ National Market was $29.95. As of March 12, 2002, the Company had approximately 206 shareholders of record.

        On September 17, 2001, in connection with the merger with Applied Epi, Inc. (Applied Epi), the Company issued to the former shareholders of Applied Epi a total of 3,883,460 shares of Common Stock. The securities were issued without registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

        In December 2001 and January 2002, the Company issued $220.0 million of 4.125% convertible subordinated notes, which are due in 2008, in a private placement. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company will pay interest on these notes on June 21 and December 21 of each year, commencing on June 21, 2002. The notes will mature on December 21, 2008. The total $220.0 million of convertible subordinated notes are convertible into approximately 5,712,800 shares of Veeco Common Stock, which number is subject to adjustment in the event of stock splits and certain other transactions.

        The Company has not paid dividends on the Common Stock. The Company intends to retain future earnings, if any, for the development of its business and, therefore, does not anticipate that the Board of Directors will declare or pay any dividends on the Common Stock in the foreseeable future. In addition, the provisions of the Company's current credit facility limits the Company's ability to pay dividends. The Board of Directors will determine future dividend policy based on the Company's consolidated results of operations, financial condition, capital requirements and other circumstances.

Item 6. Selected Consolidated Financial Data.

        The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Years ended December 31,
	2001	2000	1999	1998		1997
		(In thousands, except per share data)
Statement of Operations Data(1),(2),(3):
Net sales	$449,251	$376,113	$312,446	$263,411		$266,551
Cost of sales	260,148 (4)	219,578 (5)	164,783	145,286		142,518

Gross profit	189,103	156,535	147,663	118,125		124,033
Costs and expenses	154,114	131,469	102,880	88,113		78,589
Merger and restructuring expenses	3,046 (4)	14,206 (5)	2,600 (6)	7,500	(6)	2,250 (6)
Write-off of purchased in-process technology	8,200 (4)	—	2,474 (7)	—		4,200 (7)
Write-off of deferred charges	—	—	—	675		—
Asset impairment charge	3,418 (4)	3,722 (5)	—	—		—

Operating income	20,325	7,138	39,709	21,837		38,994
Interest (income) expense, net	(577)	(1,307)	(695)	2,185		715

Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	20,902	8,445	40,404	19,652		38,279
Income tax provision	6,020	5,780	15,302	6,012		9,393

Income before discontinued operations and cumulative effect of change in accounting principle	14,882	2,665	25,102	13,640		28,886
Discontinued operations:
Loss from operations, net of taxes	(2,450)	(2,163)	(1,387)	(3)		(225)
Loss on disposal, net of taxes	(2,123)	—	(1,734)	—		—

Loss from discontinued operations, net of taxes	(4,573)	(2,163)	(3,121)	(3)		(225)
Cumulative effect of change in accounting principle, net of income taxes(8)	—	(18,382)	—	—		—

Net income (loss)	$10,309	$(17,880)	$21,981 (8)	$13,637	(8)	$28,661

Earnings per share:
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle	$0.57	$0.11	$1.22	$0.73		$1.57
Loss from discontinued operations	(0.17)	(0.09)	(0.15)	(0.00)		(0.01)
Cumulative effect of change in accounting principle	—	(0.77)	—	—		—

Net income (loss) per common share	$0.40	$(0.75)	$1.07 (9)	$0.73	(9)	$1.56

Diluted income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle	$0.56	$0.11	$1.17	$0.70		$1.49
Loss from discontinued operations	(0.17)	(0.09)	(0.15)	(0.00)		(0.01)
Cumulative effect of change in accounting principle	—	(0.73)	—	—		—

Diluted net income (loss) per common share	$0.39	$(0.71)	$1.02 (9)	$0.70	(9)	$1.48

Weighted average shares outstanding	25,937	23,805	20,604	18,775		18,430
Diluted weighted average shares outstanding	26,355	25,128	21,461	19,436		19,424

	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data(1),(2),(3):
Cash, cash equivalents and short-term investments	$203,154	$90,314	$80,739	$23,599	$23,307
Excess of cost over net assets acquired, net	125,585	9,481	6,500	4,187	4,318
Working capital	358,023	220,463	171,977	97,977	79,742
Total assets	755,519	422,525	338,744	213,177	204,035
Long-term debt (including current installments)	219,063	16,062	38,704	35,865	26,971
Shareholders' equity	423,971	282,908	223,944	127,719	107,575

(1)
During December 2001, the Company classified its industrial measurement operating segment as a discontinued operation. The Statements of Operations and Balance Sheet data for all years presented have been restated to reflect this. See Note 7 to the Consolidated Financial Statements.
(2)
Prior to the merger with Veeco on May 5, 2000, CVC's fiscal year end was September 30. Therefore the Statement of Operations data for all years presented through 1999 was derived from CVC's financial statements for the respective twelve months ended September 30. In addition, the Balance Sheet data through 1999 was derived from CVC's September 30 balance sheets.
(3)
Prior to the merger with Veeco on November 4, 1999, Ion Tech's fiscal year end was June 30. In connection with the merger, the financial results of Ion Tech were recast for 1998 to conform to Veeco's December 31 year-end. For the year ended December 31, 1997, historical results include those for Ion Tech's fiscal year ended June 30, 1998, thus resulting in six months of 1998 activity in the 1997 results of operations.
(4)
Veeco incurred merger and restructuring charges of $28.2 million during the year ended December 31, 2001. Of these charges, $13.6 million related to the write-off of inventory (included in cost of sales), $8.2 million related to the write-off of purchased in-process technology ($7.0 million resulting from the acquisition of Applied Epi and $1.2 million from the acquisition of TM), $3.0 million represented restructuring costs and $3.4 million was for the write-down of long-lived assets. See Note 7 to the Consolidated Financial Statements.
(5)
Veeco incurred merger and reorganization charges of $33.3 million during the year ended December 31, 2000, of which $33.0 million related to the merger with CVC. Of these charges, $15.3 million related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other one-time transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-off of long-lived assets. See Note 2 to the Consolidated Financial Statements.
(6)
During 1999, the Company recorded charges of $2.6 million related to merger expenses in connection with the merger with Ion Tech. In 1998, the Company recorded merger and reorganization expenses of $7.5 million related to the merger with Digital Instruments. During 1997, the Company incurred $2.3 million of merger expenses in conjunction with the merger with Wyko.
(7)
During 1999, the Company recorded a $2.5 million charge related to the write-off of purchased in-process technology ($1.3 million related to the acquisition of OptiMag and $1.2 million related to CVC's acquisition of Commonwealth Scientific Corporation). During 1997, the Company recorded a $4.2 million charge related to the write-off of purchased in-process technology in connection with the acquisition of PVD assets.
(8)
Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SAB 101.
(9)
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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Veeco is a leader in the development, manufacture, marketing and servicing of a broad line of precision metrology and process equipment used to measure, test and manufacture microelectronic products for the data storage, telecommunications/wireless semiconductor, research and industrial markets. Process equipment is primarily used to etch and deposit materials in the manufacture of TFMHs and optical active and passive devices that greatly expand the bandwidth (capacity) of existing fiber optic networks. Metrology equipment is primarily used to measure critical dimensions for research, optical and semiconductor devices, as well as TFMHs.

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

Results of Operations

        The following table sets forth, for the periods indicated, the relationship (in percentages) of selected items of Veeco's consolidated Statements of Operations to its total net sales:

	Year ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.9	58.4	52.7

Gross profit	42.1	41.6	47.3
Operating expenses:
Research and development expense	13.3	13.6	13.1
Selling, general and administrative expense	18.3	20.1	19.7
Amortization expense	2.1	1.0	0.2
Other expense (income), net	0.6	0.2	0.0
Merger and restructuring expenses	0.7	3.8	0.8
Write-off of purchased in-process technology	1.8	—	0.8
Asset impairment charge	0.8	1.0	—

Total operating expenses	37.6	39.7	34.6

Operating income	4.5	1.9	12.7
Interest expense	0.5	0.7	1.0
Interest income	(0.7)	(1.0)	(1.2)

Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	4.7	2.2	12.9
Income tax provision	1.4	1.5	4.9

Income before discontinued operations and cumulative effect of change in accounting principle	3.3	0.7	8.0
Loss from discontinued operations	(1.0)	(0.6)	(1.0)
Cumulative effect of change in accounting principle, net of income taxes	—	(4.9)	—

Net income (loss)	2.3%	(4.8%)	7.0%

Years Ended December 31, 2001 and 2000

        Net sales were $449.3 million for the year ended December 31, 2001, representing an increase of $73.1 million, or 19%, when compared to the year ended December 31, 2000. Sales in the U.S.,

Europe, Japan and Asia Pacific, accounted for 54%, 18%, 20% and 8%, respectively, of the Company's net sales for the year ended December 31, 2001. Sales in the U.S. increased by approximately $53.8 million, or 29%, from 2000. The increase in U.S. sales is primarily attributable to a $46.3 million increase in process equipment sales, due to increased etch and deposition equipment sales to the data storage industry, as well as increased sales of optical filter deposition products to the telecommunications industry. Sales of MBE equipment produced by Applied Epi, which we acquired in September 2001, have also contributed to the increase in U.S. process equipment sales by approximately $9.8 million over the comparable 2000 period. This acquisition was accounted for as a purchase and thus there were no reportable sales for Applied Epi in the comparable 2000 period. European sales increased by $26.0 million, or 48%, when compared to the prior year. This is primarily a result of a 53% increase in process equipment and a 43% increase in metrology sales over 2000. Sales in Japan increased by $9.9 million, or 12%, over the prior year, primarily as a result of increased metrology sales. Sales in Asia Pacific decreased by $16.9 million, or 32%, over the comparable 2000 period, as a result of decreased sales in optical metrology products, partially offset by an increase in AFM sales. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $277.3 million for the year ended December 31, 2001, increased $61.0 million, or 28%, over the prior year, due partially to a $27.9 million, or 45%, increase in optical filter deposition sales to the telecommunications industry. Etch and deposition product sales, principally to the data storage market, also increased by $15.3 million, or 10% over the prior year. MBE sales, as a result of the Applied Epi acquisition, were $17.8 million during the year ended December 31, 2001. Metrology sales of $172.0 million for the year ended December 31, 2001 increased by $12.2 million, or 8%, from the comparable 2000 period, reflecting a 37% increase in the sale of AFMs, offset by a 39% decrease in sales of optical metrology products.

        Veeco received $318.9 million of orders for the year ended December 31, 2001, representing a 47% decrease from $596.8 million of orders in the comparable 2000 period. Process equipment orders decreased 56% to $173.9 million, primarily due to the significant business downturn in the telecommunications industry. Orders for optical filter deposition equipment decreased 78%, or $161.4 million, from the comparable 2000 period. Orders for etch and deposition equipment, sold primarily to the data storage industry, decreased by 39%, or $73.3 million, from the prior year. Metrology orders decreased 28% to $145.0 million, reflecting a 16% decrease in orders for AFMs as well as a 50% decrease in orders for optical metrology products. The order declines are a result of the general economic slowdown that has had a very significant impact on the telecommunications, data storage and semiconductor markets that the Company serves. The book-to-bill ratio for the year ended December 31, 2001 was 0.71 to 1.

        For the year ended December 31, 2001, the Company experienced order cancellations of $136.3 million, primarily for products related to the optical telecommunications market. The Company also experienced rescheduling of order delivery dates by customers. Due to the weak business environment, the Company may continue to experience cancellation and/or rescheduling of orders.

        During the years ended December 31, 2001 and 2000, the Company incurred merger and restructuring charges of $28.2 million and $33.0 million, respectively, of which $13.6 million, or 3.0% of net sales, and $15.3 million, or 4.1% of net sales, respectively, related to the write off of inventory, which is included in cost of sales. Gross profit for the year ended December 31, 2001 increased to 42.1% from 41.6% in 2000. Excluding the merger and restructuring charges in both years, gross profit as a percentage of net sales decreased slightly to 45.1% from 45.7% due primarily to a mix change resulting in an increase in process equipment sales with lower average gross margins, as well as a decline in optical metrology sales.

        Research and development expense for the year ended December 31, 2001 of $59.7 million, increased by $8.5 million, or 17%, over the comparable period of 2000, due primarily to additional research and development in certain Ion Tech and AFM product areas, as well as the inclusion of the newly acquired businesses of Applied Epi and TM, which were not included in Veeco's spending in 2000.

        Selling, general and administrative expenses of $82.4 million, or 18% of sales, for the year ended December 31, 2001 increased by $6.8 million, or 9%, compared to $75.6 million, or 20% of sales, in 2000. The dollar increase is related to increased sales volume, primarily in the AFM product line and and deposition equipment for optical filters.

        Amortization expense for the year ended December 31, 2001, of $9.5 million, increased by $5.7 million or 153% over the comparable period of 2000, due to the intangible assets acquired in connection with Applied Epi and TM acquisitions.

        Other expense, net for the year ended December 31, 2001 increased $1.6 million or 193% over the comparable 2000 period, due to the impact of foreign currency exchange losses, principally in the first quarter of 2001.

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million for the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs was principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. As of December 31, 2001, approximately $1.2 million for termination benefits has been paid and approximately $1.8 million remains accrued. The write-down of long-lived assets to estimated net realizable value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line, which has been phased out, as well as the write-down of certain machinery and equipment.

        In connection with the Applied Epi acquisition, the Company recorded a $7.0 million write-off of the fair values of acquired in-process technology projects that had not reached technological feasibility and had no alternative uses. On the date of acquisition, Applied Epi's in-process technology value was comprised of programs related to research systems, production systems, performance products and MOCVD systems that were approximately 40%, 40%, 50% and 25% complete, respectively. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects' stage of completion. The rate used to discount net cash flows to their present value was 25%. In connection with the TM acquisition, approximately $1.2 million of the purchase price was allocated to in-process technology projects for projects that had not reached technological feasibility and had no alternative future uses and thus, the amounts were expensed as of the date of acquisition. Expenditures to complete both Applied Epi's and TM's projects are subject to change, given the uncertainties of the development process, and no assurances can be given that deviations from these estimates will not occur. Additionally, the projects will require maintenance R&D after they have reached a state of technological and commercial feasibility. There are risks associated with these projects, and there is no assurance that these projects will meet with technological or commercial success.

        The Company signed a letter of intent to sell the remainder of the industrial measurement business. This segment is currently comprised of the x-ray fluorescence thickness measurement systems. In January 2000, the Company sold its leak detection business, which was part of this segment. Accordingly, the Company has classified the industrial measurement business as a discontinued

operation. Closing date for the sale is expected to take place in the second quarter of 2002. Sales for the industrial measurement business totaled $6.0 million, $10.6 million and $17.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended 2001, the Company recorded a loss on disposal of discontinued operations of $2.1 million, which is net of income taxes of $1.5 million and includes the write-off of approximately $1.0 million of goodwill that was previously allocated to this segment. During 1999, the Company incurred a loss on disposal of its leak detection business of $1.7 million, which is net of income taxes of $0.8 million. Loss from discontinued operations for the years ended December 31, 2001, 2000 and 1999 was $2.5 million, $2.2 million and $1.4 million, respectively, which is net of income taxes of $1.7 million, $1.5 million and $0.6 million, respectively. The assets to be sold include accounts receivable, inventories, prepaid expenses and other current assets and fixed assets and include certain liabilities to be assumed by the purchaser. The net assets held for sale of approximately $4.6 million are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets at December 31, 2001.

        Income taxes for the year ended December 31, 2001 amounted to $6.0 million or 29% of income before income taxes, discontinued operations and cumulative effect of change in accounting principle as compared with $5.8 million or 68% in 2000. The higher effective tax rate for 2000 is due to approximately $10.0 million of non-deductible charges related to the $33.0 million merger and restructuring charges incurred in conjunction with the merger with CVC.

Critical Accounting Policies

        General:    Veeco's discussion and analysis of its financial condition and results of operations are based upon Veeco's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to derivatives, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring costs and contingent litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and intangible assets and derivatives to be critical policies due to the estimation processes involved in each.

        Revenue Recognition:    Effective January 1, 2000 the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller's price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1%

to 2% of the sales value of the related equipment. For new applications of the Company's products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

        Inventory Valuation:    Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of management's estimated usage for the next 18 to 24 month's requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to Veeco's future manufacturing schedules, customer demand, technological and/ or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

        Goodwill and Intangible Asset Impairment:    The Company has significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required to record impairment charges for these assets not previously recorded. During December 31, 2001, approximately $2.5 million of intangible assets have been written off in connection with a phased out product line. The Company will fully adopt SFAS No. 142, effective January 1, 2002. The Company will be required to perform impairment tests on goodwill and indefinite lived intangible assets in the first quarter of 2002. Veeco has not yet determined what the effect of these tests will be on the consolidated financial position or results of operations of the Company.

        Derivatives:    During the year ended December 31, 2001, the Company used derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts (which during the year ended December 31, 2001 included a majority of the Company's foreign subsidiaries). The Company does not use derivative financial instruments for trading or speculative purposes. The Company's forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings.

Years Ended December 31, 2000 and 1999

        Net sales were $376.1 million for the year ended December 31, 2000, representing an increase of $63.7 million, or 20%, when compared to the year ended December 31, 1999. Sales in the U.S., Europe, Japan and Asia Pacific, respectively, accounted for 50%, 15%, 21% and 14% of the Company's net sales for the year ended December 31, 2000. Sales in the U.S. increased by approximately $49.3 million, or 35% from 1999. The increase in U.S. sales is principally associated with a $34.6 million increase in process equipment sales of Ion Tech to the optical telecommunications industry. European sales decreased by $5.6 million, or 9%, when compared to the prior year. Sales in Japan and Asia Pacific increased by $6.5 million, or 9%, and $16.2 million, or 44%, respectively, over the comparable 1999 period. The increase in sales in Japan principally reflects increased sales of AFM products, while Asia Pacific's increase is primarily due to the February 2000 purchase of the slider crown adjust product line. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $216.3 million for the year ended December 31, 2000, increased by $16.0 million or 8% due to a $41.8 million or 205% increase in sales, principally to the optical telecommunications industry, partially offset by a decline in sales to data storage customers. Metrology sales of $159.8 million for the year ended December 31, 2000 increased by $47.7 million or 43% from the comparable 1999 period, reflecting a 55% increase in optical metrology products from the newly acquired metrology businesses of OptiMag, Monarch and the slider crown adjust product lines, as well as a 36% increase in the sale of AFMs.

        Veeco received $596.8 million of orders for the year ended December 31, 2000, representing a 79% increase from $333.3 million of orders in the comparable 1999 period. Process equipment orders increased 79% to $396.4 million primarily due to strong orders for Ion Tech's SPECTOR related equipment, principally to the optical telecommunications industry, which reflected increased orders of 457% or $169.4 million over the comparable 1999 period. Metrology orders increased 79% to $200.4 million reflecting a 75% increase in orders for AFMs as well as an 88% increase in orders for optical metrology products from the newly acquired metrology businesses of OptiMag, Monarch and the slider crown adjust product lines. The book-to-bill ratio for the year ended December 31, 2000 was 1.59 to 1.

        In connection with the merger with CVC, the Company incurred merger and restructuring charges of $33.0 million during 2000, of which a $15.3 million non-cash charge, or 4.0% of net sales, related to the write off of inventory, which has been included in cost of sales. Gross profit for the year ended December 31, 2000 decreased to 41.6% from 47.3% in 1999. Excluding merger and restructuring charges, gross profit as a percentage of net sales decreased to 45.7%, due primarily to a 5.7% decline in data storage process equipment gross margins from 1999 levels due to the volume decline, as well as price and cost pressures. Metrology gross margin decreased to 53.7% in 2000 compared to 56.0% in 1999, due primarily to new product transition in optical metrology, primarily at the Company's Minneapolis site, which produced the slider crown adjust product line.

        Research and development expense for the year ended December 31, 2000 of $51.2 million, increased by $10.3 million or 25% over the comparable period of 1999, due primarily to the continued investment in new products and technology for both the process equipment and metrology businesses as well as investment with respect to acquired businesses which did not have comparable spending in 1999.

        Selling, general and administrative expenses of $75.6 million for the year ended December 31, 2000 increased $14.1 million or 23% over the comparable period of 1999. The 2000 increase is attributable to the expansion of direct sales and service presence in both Japan and the Asia Pacific regions, as well as the purchase of Commonwealth, OptiMag and the slider crown adjust product lines, which had lower comparable operating spending in 1999 since these acquisitions were accounted for using the purchase method of accounting.

        Amortization expense for the year ended December 31, 2000 of $3.7 million, increased by $3.3 million or 680% over the comparable period of 1999, due to the addition of intangible assets of businesses purchased in 1999 and 2000, including OptiMag, slider crown adjust product line and the atomic force microscope product line.

        As previously noted, during 2000, Veeco incurred merger and restructuring charges of $33.0 million in conjunction with the merger with CVC. Of these charges, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other one-time transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. The Company implemented a reorganization plan in an effort to integrate CVC into the Company, consolidate duplicate manufacturing facilities and reduce other operating costs. The $4.8 million charge for duplicate facility and personnel costs principally related to the closing of the CVC Virginia facilities and an approximate 200-person work force reduction, which included both management and manufacturing employees. During the year, the entire accrual of $14.0 million for merger and reorganization costs was expended. The write-down of long-lived assets to estimated net realizable value related primarily to leasehold improvements, machinery and equipment and intangible assets for CVC's Virginia facilities. In addition, the $15.3 million non-cash write-off of inventory principally related to CVC's Virginia facilities product line of ion beam etch and deposition equipment. The Company has integrated the technology from this product line into Veeco's existing ion beam etch and deposition products. Accordingly, the Company has determined that a portion of this product line's inventory is not useable in the future.

        During 1999, the Company recorded charges of $2.6 million related to the merger with Ion Tech. In conjunction with the OptiMag acquisition, the Company recorded a $1.3 million write-off of the fair values of acquired in-process technology projects that had not reached technological feasibility and had no alternative uses. On the date of acquisition, OptiMag's in-process technology value was comprised of the Oasis version 1.0 hardware and software component development program that was completed in 2000. In conjunction with CVC's acquisition of Commonwealth Scientific Corporation, CVC recorded a $1.2 million charge for the write-off of acquired in-process technology costs, including products in the development stage that had not reached technical feasibility and for which there is no alternative future use. Due to the merger of Veeco and CVC, the Company implemented a reorganization plan, which included the closing of CVC's Virginia facilities. Due to this restructuring, the in-process technology program has been abandoned by the Company. During 2000, approximately $0.6 million was spent on this program. During 2000 and 1999, the Company recorded a loss from discontinued operations of $2.2 million and $1.4 million, respectively, which is net of income taxes. During 1999, the Company incurred a loss on disposal of its leak detection business of $1.7 million, net of income taxes. The leak detection business was part of the industrial measurement business and thus has been classified as a loss on disposal of discontinued operations.

        Income taxes for the year ended December 31, 2000 amounted to $5.8 million or 68% of income before income taxes, discontinued operations and cumulative effect of change in accounting principle, as compared with $15.3 million or 38% in 1999. The higher effective tax rate for 2000 is due to approximately $10.0 million of non-deductible charges related to the $33.0 million merger and reorganization charges incurred in conjunction with the merger with CVC.

        As described in Note 1 to the Company's Consolidated Financial Statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The cumulative effect of this change on prior years resulted in a charge to income of $18.4 million (net of income taxes of $12.6 million), which is included in the Consolidated Statement of Operations for the year ended December 31, 2000.

Liquidity and Capital Resources

        Cash flows from operations of $21.7 million, the liquidation of short-term investments of $26.9 million, the borrowing of $25.0 million under the Company's credit facility and the proceeds from the exercise of stock options and stock issuances under the Company's employee stock purchase plan were sufficient to fund the acquisitions of Applied Epi and TM as well as capital expenditures. The ratio of current assets to current liabilities was 4.4 at the end of 2001, compared with 2.8 at the end of 2000 and 2.9 at the end of 1999. The Company's primary source of funds at December 31, 2001 consisted of $203.2 million of cash and cash equivalents. This amount represents an increase of $139.7 million from the December 31, 2000 balance of $63.4 million.

        In December 2001, the Company issued $200 million of 4.125% convertible subordinated notes, and in January 2002, the Company issued an additional $20.0 million of notes pursuant to an over allotment option. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company will pay interest on these notes on June 21 and December 21 of each year, commencing on June 21, 2002. The notes will mature on December 21, 2008. In connection with this offering, the Company purchased approximately $23.5 million of U.S. government securities, which have been pledged to the trustee under the indenture, as security for the exclusive benefit of the holders of the notes. These securities will be sufficient to provide for the payment in full of the first six scheduled interest payments due on the notes and thus represent restricted investments. Except with respect to these pledged securities, the notes are subordinated in right of payment to all other indebtedness of the Company. The notes are repayable upon certain change of control events and upon the acceleration of certain other indebtedness for money borrowed of the Company. After the third anniversary of issuance, the notes may be redeemed at the option of the Company at the redemption prices set forth in the indenture relating to the notes. In October 2002, the Company will repay a mortgage upon maturity, which had a balance of approximately $2.0 million at December 31, 2001.

        On April 19, 2001, the Company entered into a $100 million revolving credit facility (the "Facility"), which replaced the Company's prior $40 million revolving credit facility. The Facility's interest rate is a floating rate based on the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flows exceeds a defined ratio. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is also required to satisfy certain financial tests. In connection with a recent amendment of this facility, certain financial covenants and definitions were amended and the accounts receivable of the Company and its material domestic subsidiaries were pledged to secure the Company's obligations under this facility. As of December 31, 2001, there were no borrowings outstanding under the Facility, but approximately $4.0 million of letters of credit were outstanding under the Facility.

        At December 31, 2001, Veeco's contractual cash obligations and commitments relating to its debt obligations and lease payments are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$219,063	$3,544	$3,385	$1,261	$210,873
Operating leases	17,879	3,275	4,558	3,205	6,841
Letters of credit	3,971	3,971	—	—	—

	$240,913	$10,790	$7,943	$4,466	$217,714

        Cash provided by operations totaled $21.7 million during the year ended December 31, 2001. This amount consisted primarily of net income of $10.3 million plus non-cash charges for depreciation and amortization, net loss on the disposal of discontinued operations, non-cash restructuring and other expenses, write-off of purchased in-process technology and a stock option income tax benefit aggregating $56.1 million and a decrease in accounts receivable of $18.7 million. Accounts receivable decreased due to the decrease in sales volume during the fourth quarter of 2001. These items were partially offset by an increase in inventories, decreases in accounts payable and accrued expenses, deferred gross profit and other current liabilities and an increase in deferred taxes of $8.4 million, $15.0 million, $21.2 million and $13.4 million, respectively. Accounts payable decreased primarily as a result of reduced ordering of materials and services due to a lower level of business activity at the end of 2001 as compared to 2000. The reduction in deferred gross profit is the result of a lower level of sales and product mix that impacts timing of revenue recognition.

        Net cash used in investing activities in 2001 totaled $75.4 million. During the year ended 2001, the Company's cash outflows consisted of acquisitions of approximately $59.6 million, the purchase of long-term investments of $23.5 million and capital expenditures of $19.2 million, partially offset by the liquidation of available for sale securities of $26.9 million. The Company expects investments in property, plant and equipment to be approximately $22.0 million in 2002. The Company intends to finance these investments from existing cash balances and cash flows from operations.

        Net cash provided by financing activities totaled $191.2 million. The generation of cash in 2001 primarily resulted from the $200.0 million subordinated convertible debt offering in December 2001.

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Credit Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements (including the payments described in the preceding paragraphs) through 2002.

Risk Factors That May Impact Future Results

        In addition to the other information set forth herein, the following risk factors should be carefully considered by shareholders of and by potential investors in the Company.

We depend on the microelectronics industry. The cyclicality of the data storage, telecommunications/wireless semiconductor, research and industrial industries directly affects our business.

        Veeco's business depends in large part upon the capital expenditures of data storage, telecommunications/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of our net sales for the periods indicated:

	Year ended December 31,
	2001	2000	1999
Data Storage	31%	44%	66%
Telecommunications/Wireless	30%	23%	7%
Semiconductor	17%	14%	11%
Research and Industrial	22%	19%	16%

        The data storage, telecommunications/wireless, semiconductor, research and industrial industries are cyclical. These industries have experienced significant economic downturns at various times in the last decade, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or more of these industries or the businesses of one or more of our customers could have a material adverse effect on our business, prospects, financial condition and operating results.

        The current global downturn in general economic conditions and in the markets for our customers' products is resulting in a reduction in demand for some of our products, and during this downturn and any subsequent downturns we cannot assure you that our sales or margins will not decline. As a capital equipment provider, our revenues depend in part on the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, our ability to reduce expenses quickly in response to revenue short-falls is limited. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development or capital equipment requirements. In addition, during an economic downturn we may experience delays in collecting receivables, which may impose constraints on our working capital.

Our quarterly operating results fluctuate significantly.

        Our quarterly results have fluctuated significantly in the past and we expect this trend to continue. Factors which affect our quarterly results include:

  •
  cyclical patterns of capital spending by customers,
  •
  changes in the market for personal computers, network servers, telecommunication/wireless devices or other products incorporating telecommunications/wireless, data storage or semiconductor/research technology,
  •
  market acceptance of our systems and our customers' products,
  •
  specific economic conditions in the telecommunications/wireless, data storage or semiconductor/research industries,
  •
  our acquisitions and financings,
  •
  changes in product mix,
  •
  the timing of significant orders and customer acceptance of our products,
  •
  the introduction of new products and technological innovations by us and our competitors,
  •
  production and quality problems and resulting shipment delays,
  •
  changes in the cost of materials, and
  •
  disruption in our sources of supply.

        Many of these factors are beyond our control. If our new orders, net sales or operating results in a particular quarter do not meet expectations, our stock price may be adversely affected.

Our customers may be adversely affected by rapid technological change and we may be unable to maintain timely product introduction.

        The data storage, telecommunications/wireless, semiconductor manufacturing, research and industrial industries are subject to rapid technological change and new product introductions and enhancements. Our ability to remain competitive will depend in part upon our ability to develop in a timely and cost effective manner new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins, which could materially and adversely affect our business, prospects, financial condition and operating results. Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including:

  •
  our product offerings,
  •
  timely and efficient completion of product design and development,
  •
  timely and efficient implementation of manufacturing processes,
  •
  effective sales, service and marketing, and

  •
  product performance in the field.

        Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for the products under development and the equipment required to produce such products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

Our business and financial results for a particular period could be materially and adversely affected if orders are cancelled or rescheduled or if an anticipated order for even one system is not received in time to permit shipping during the period.

        Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. Therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period.

We depend on a limited number of customers that operate in highly concentrated industries.

        We rely on our principal customers for a significant portion of our sales. Based on sales, Seagate Technology, Inc. and International Business Machines Corporation, or IBM, are our top two customers. The following table sets forth the percentage of our net sales to Seagate and IBM (our only customers with sales greater than 10% in any of the past three years) for the following periods:

	Year Ended December 31,
	2001	2000	1999
Seagate	7%	18%	20%
IBM	9%	4%	13%

        If any principal customer discontinues its relationship with us or suffers economic setbacks, our business, prospects, financial condition and operating results could be materially and adversely affected. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers. We cannot be certain that we will be able to do so. In addition, because a relatively small number of large manufacturers, many of whom are our customers, dominate the industries in which they operate, it may be especially difficult for us to replace these customers if we lose their business. A substantial portion of orders in our backlog are orders from our principal customers.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results.

        Variations in the length of our sales cycles could cause our net sales, and therefore our business, financial condition, operating results and cash flows, to fluctuate widely from period to period. These variations often are based upon factors partially or completely outside our control. The factors that affect the length of time it takes us to complete a sale depend upon many elements, including:

  •
  the efforts of our sales force and our independent sales representatives,
  •
  the history of previous sales to a customer,
  •
  the complexity of the customer's fabrication processes,
  •
  the internal technical capabilities and sophistication of the customer, and
  •
  the capital expenditure budget cycle of our customers.

        As a result of these and a number of other factors that influence our sales cycles with particular customers, the period between our initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, varies widely. Our sales cycle typically can range up to twelve months. Sometimes our sales cycle can be much longer, particularly when the sales cycle involves developing new applications for our systems and technology. During these cycles, we commit substantial resources to our sales efforts before receiving any revenue, and we may never receive any revenue from a customer despite these sales efforts.

        In addition to lengthy and sometimes unpredictable sales cycles, the build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel its order, although generally it will be required to pay us a fee based on which stage of the build cycle we have completed.

        For many of our products, after a customer purchases one of our systems we provide an acceptance period during which the customer may evaluate the performance of the system and potentially reject the system. In addition, customers often evaluate the performance of one of our systems for a lengthy period before purchasing any additional systems. The number of additional products a customer may purchase from us, if any, often depends on many factors that are difficult for us to predict accurately, including a customer's capacity requirements and changing market conditions for its products. As a result of these evaluation periods and other factors, the period between a customer's initial purchase and subsequent purchases, if any, often varies widely, and variations in length of this period can cause further fluctuations in our operating results.

We cannot be certain that we will be able to compete successfully in our highly competitive industries.

        The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than us. A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor's capital equipment, we believe that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor's capital equipment, we expect to experience difficulty selling to that customer for a significant period of time. We believe that our ability to compete successfully depends on a number of factors both within and outside of our control, including:

  •
  price,
  •
  product quality,
  •
  breadth of product line,
  •
  system performance,
  •
  cost of ownership,
  •
  global technical service and support, and
  •
  success in developing or otherwise introducing new products.

        We cannot be certain that we will be able to compete successfully in the future.

We are exposed to the risks of operating a global business, including risks associated with exchange rate fluctuations and legal and regulatory changes.

        In 2000, approximately 50% of our total net sales were generated from sales outside the United States, and in 2001, approximately 46% of our total net sales were generated from sales outside the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing portion of our total sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

  •
  periodic economic downturns and unstable political environments,

  •
  price and currency exchange controls,

  •
  fluctuations in the relative values of currencies,

  •
  difficulties protecting intellectual property,

  •
  unexpected changes in trading policies, regulatory requirements, tariffs and other barriers, and

  •
  difficulties in managing a global enterprise, including staffing, collecting accounts receivable, managing distributors and representatives and repatriation of earnings.

        Changes in the relative values of currencies occur from time to time and may, in some instances, have a material effect on our results of operations. In particular, a weakening of the euro or the yen could result in a weakening of our overall financial results. Although we attempt to mitigate our exposure to fluctuations in currency exchange rates, these hedging activities may not always be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. As a result of this exchange rate exposure, as well as the other factors listed above, we may experience a material adverse effect upon our business, prospects, financial condition and operating results.

Our operating results are influenced by the performance of Asian economies, which have experienced significant downturns during the past few years.

        In recent years, Asian economies (including Japan) have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Approximately 35% of our sales in 2000 and approximately 28% of our sales in 2001 were derived from this region. Instabilities in Asian economies (including Japan) may continue and recur again in the future, which could have a material adverse effect on our business, prospects, financial condition and operating results. Our exposure to the business risks presented by Asian economies (including Japan) will increase to the extent we continue to expand our operations in that region.

We may be subject to claims of intellectual property infringement.

        Several of our competitors hold patents covering a variety of technologies included in some of our products. In addition, some of our customers may use our microelectronics products for applications that are similar to those covered by these patents. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. As of the date of this filing, none of these allegations has resulted in litigation. Competitors or others may, however, assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

        If we become subject to infringement claims, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, it could have a material adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risks that third parties may violate our proprietary rights and our intellectual property rights may not be well protected in foreign countries.

        Our success depends on the protection of our proprietary rights. In our industry, intellectual property is an important asset that is always at risk of infringement. We incur costs to obtain and maintain patents and defend our intellectual property. We rely upon the laws of the United States and of other countries in which we develop, manufacture or sell our products to protect our proprietary rights. However, these proprietary rights may not provide the competitive advantages that we expect, or other parties may challenge, invalidate or circumvent these rights.

        Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as in the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 50% of our sales from foreign countries in 2000, and approximately 46% of our sales from foreign countries in 2001. If we fail to adequately protect our intellectual property in these countries, it could be easier for our competitors to sell competing products.

The loss of key management or our inability to attract and retain sufficient numbers of managerial, engineering and other technical personnel could have a material adverse effect on our business.

        Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. In particular, we depend on our Chairman, President and Chief Executive Officer, Edward H. Braun. The loss of key personnel could have a material adverse effect on our business, prospects, financial condition or operating results. We may not be able to retain our key managerial, engineering and technical employees. Our growth is dependent on our ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult, and we cannot assure you that our recruiting efforts to attract and retain these personnel will be successful.

Our recent acquisitions, as well as additional acquisitions in the future, subject us to risks associated with integrating these businesses into our business.

        We have made significant acquisitions during the past five years. In addition, we may make acquisitions of, or significant investments in, other businesses in the future. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

  •
  difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies,

  •
  diversion of management's attention from other operational matters,

  •
  the potential loss of key employees of acquired companies,

  •
  lack of synergy, or inability to realize expected synergies, resulting from the acquisition, and

  •
  acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company.

        Our inability to effectively manage these acquisition risks could materially and adversely affect our business, prospects, financial condition and operating results.

        In addition, if we issue equity securities to pay for an acquisition, the ownership percentage of our then-existing shareholders would be reduced and the value of the shares held by our then-existing shareholders could be diluted, which could affect the trading price of our common stock and of the subordinated notes. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes, including making payments on the notes. Also, acquisition financing may not be available on favorable terms or at all.

Future acquisitions may also require us to assume contingent liabilities that could have a material adverse effect on our business, prospects, financial condition or operating results.

We may not obtain sufficient affordable funds to fund our future needs for manufacturing capacity and research and development.

        We need to continue to make significant capital expenditures to expand our operations and to enhance our manufacturing capability to keep pace with rapidly changing technologies. Also, our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers. As a result of our emphasis on research and development and technological innovation, our operating costs may increase in the future. We expect our research and development expenses to increase as a percentage of our net sales for the foreseeable future. During the past few years, the markets for equity and debt securities have fluctuated significantly, especially with respect to technology-related companies, and during some periods offerings of those securities have been extremely difficult to complete. As a result, in the future we may not be able to obtain the additional funds required to fund our operations and invest sufficiently in research and development on reasonable terms, or at all. Such a lack of funds could have a material adverse effect on our business, prospects, financial condition and operating results.

We are subject to costs and other risks associated with non-compliance with environmental regulations.

        We are subject to environmental regulations related to the disposal of hazardous wastes used in the development and manufacturing of our products. The failure or inability to comply with existing or future environmental regulations could result in significant remediation liabilities, the imposition of fines or the suspension or termination of production, each of which could have a material adverse effect on our business, prospects, financial condition and operating results.

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet their needs.

        We do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly:

  •
  our customers can cease purchasing our products at any time without penalty,

  •
  our customers are free to purchase products from our competitors,

  •
  we are exposed to competitive price pressure on each order, and

  •
  our customers are not required to make minimum purchases.

Our articles of incorporation, by-laws, shareholder rights plan and Delaware law may have anti-takeover effects which will make an acquisition of our company by another company more difficult.

        Our board of directors has the authority to issue up to 500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the holders of our common stock. We have designated 30,000 of those shares as Series A Junior Preferred Stock for potential issuance under our shareholder rights plan described below. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of our common stock. The issuance of the preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of Veeco that a holder of our common stock might consider in its best interest. Furthermore, such preferred stock may have other rights, including economic rights senior to our common stock and, as a result, the issuance of the preferred stock could have a material adverse effect on the market value of our common stock.

        Our board of directors is divided into three classes of directors with staggered terms. The existence of a classified board may render certain hostile takeovers more difficult and make it more difficult for a third party to acquire control of Veeco in certain instances, thereby delaying, deferring or preventing a change in control of Veeco that a holder of our common stock might consider in its best interest. Further, if shareholders are dissatisfied with the policies and/or decisions of our board of directors, the existence of a classified board will make it more difficult for the shareholders to change the composition (and therefore the policies) of our board of directors in a relatively short period of time.

        We have adopted a shareholder rights plan, under which we have granted to our shareholders rights to purchase shares of junior participating preferred stock. These rights could generally discourage a merger or tender offer for our common stock that is not approved by our board of directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on a takeover attempt that a shareholder of Veeco might consider to be in its best interest.

        Furthermore, we have adopted and may in the future adopt certain other measures that may have the effect of delaying, deferring or preventing a change in control of Veeco. Certain of such measures may be adopted without any further vote or action by the holders of our common stock. These measures may have anti-takeover effects, which may delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest. In addition, certain other provisions of our certificate of incorporation and bylaws relating to, without limitation, (a) actions required to be taken at a meeting of shareholders rather than by written consent, (b) the percentage of shareholders required to call a special meeting of shareholders, (c) a limitation on the maximum number of directors, (d) removal of directors only for "cause," and (e) the percentage of shareholders required to approve amendments to our bylaws, may have anti-takeover effects, which may delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

        We are subject to the provisions of Section 203 of the General Corporation Law of Delaware, which prohibits a Delaware corporation from engaging in any "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A "business combination" includes mergers, asset sales as well as certain transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of the corporation's voting stock. The operation of Section 203 may have anti-takeover effects, which may delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

        The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

  •
  rates on debt and short-term and long-term investment portfolios, and

  •
  exchange rates, generating translation and transaction gains and losses.

Interest Rates

        Veeco centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Veeco's investment portfolios consist of cash equivalents and obligations of U.S. Government agencies. These investments in obligations of the U.S. Government are considered held to maturity securities. Accordingly, the amounts are carried at amortized cost. Assuming year-end 2001 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense.

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

        Veeco's net sales to foreign customers represented approximately 46.0% of Veeco's total net sales in 2001, 49.8% in 2000 and 55.3% in 1999. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 14.6% of Veeco's total net sales in 2001, 9.0% in 2000 and 9.1% in 1999. In March 2001, the Company began using derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $4.0 million for the year ended December 31, 2001. As of December 31, 2001, there were no open forward contracts. The aggregate foreign exchange losses included in determining consolidated results of operations were $1.9 million, $0.8 million and $0.4 million in 2001, 2000 and 1999, respectively. In 2001, the foreign currency exchange loss is net of approximately $0.4 million of realized hedging gains. The change in currency exchange rate that has the largest impact on translating Veeco's international operating profit is the Japanese yen. The Company estimates that based upon the December 31, 2001 balance sheet, a 10% change in foreign exchange rates is immaterial to operating profit. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements of the Company are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

        The following table presents selected financial data for each quarter of fiscal 2001 and 2000. Although unaudited, this information has been prepared on a basis consistent with the Company's audited financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited financial statements of the Company and the notes thereto.

Quarterly Statements of Operations (In thousands):

	Fiscal 2001					Fiscal 2000
	Q1(1)	Q2(1)	Q3(1)	Q4	Year	Q1(1)	Q2(1)	Q3(1)	Q4(1)	Year
Net sales	$125,386	$112,095	$114,276	$97,494	$449,251	$84,106	$99,513	$78,572	$113,922	$376,113
Cost of sales	66,696	58,956	63,896	70,600 (2)	260,148	44,859	71,416 (2)	41,337	61,966	219,578

Gross profit	58,690	53,139	50,380	26,894	189,103	39,247	28,097	37,235	51,956	156,535
Costs and expenses	39,083	36,626	37,519	40,886	154,114	29,439	32,818	33,481	35,731	131,469
Merger and restructuring expenses	—	1,000	—	2,046	3,046	250	13,956	—	—	14,206
Write-off of purchased in-process technology	—	—	8,200	—	8,200	—	—	—	—	—
Asset impairment charge	—	—	—	3,418	3,418	—	3,722	—	—	3,722

Operating income (loss)	19,607	15,513	4,661	(19,456)	20,325	9,558	(22,399)	3,754	16,225	7,138
Interest (income) expense	(767)	(397)	(263)	850	(577)	(385)	(136)	(407)	(379)	(1,307)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	20,374	15,910	4,924	(20,306)	20,902	9,943	(22,263)	4,161	16,604	8,445
Income tax provision (benefit)	7,158	5,435	2,727	(9,300)	6,020	3,758	(8,557)	169	10,410	5,780

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	13,216	10,475	2,197	(11,006)	14,882	6,185	(13,706)	3,992	6,194	2,665
Loss from discontinued operations, net of taxes	(343)	(475)	(349)	(1,283)	(2,450)	(237)	(320)	(807)	(799)	(2,163)
Loss on disposal of discontinued operations, net of taxes	—	—	—	(2,123)	(2,123)	—	—	—	—	—
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	—	(18,382)	—	—	—	(18,382)

Net income (loss)	$12,873	$10,000	$1,848	$(14,412)	$10,309	$(12,434)	$(14,026)	$3,185	$5,395	$(17,880)

Quarterly Statements of Operations:

	Fiscal 2001					Fiscal 2000
	Q1(1)	Q2(1)	Q3(1)	Q4	Year	Q1(1)	Q2(1)	Q3(1)	Q4(1)	Year
Earnings per Share:
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle	$0.54	$0.42	$0.09	$(0.38)	$0.57	$0.27	$(0.58)	$0.17	$0.25	$0.11
Loss on discontinued operations	(0.02)	(0.02)	(0.02)	(0.12)	(0.17)	(0.01)	(0.02)	(0.04)	(0.03)	(0.09)
Cumulative effect of change in accounting principle	—	—	—	—	—	(0.80)	—	—	—	(0.77)

Net (loss) income per common share	$0.52	$0.40	$0.07	$(0.50)	$0.40	$(0.54)	$(0.60)	$0.13	$0.22	$(0.75)

Diluted income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle	$0.52	$0.42	$0.09	$(0.38)	$0.56	$0.25	$(0.58)	$0.16	$0.24	$0.11
Loss on discontinued operations	(0.01)	(0.02)	(0.02)	(0.12)	(0.17)	(0.01)	(0.02)	(0.04)	(0.03)	(0.09)
Cumulative effect of change in accounting principle	—	—	—	—	—	(0.74)	—	—	—	(0.73)

Diluted net income (loss) per common share	$0.51	$0.40	$0.07	$(0.50)	$0.39	$(0.50)	$(0.60)	$0.12	$0.21	$(0.71)

Weighted average shares outstanding	24,678	24,767	25,413	28,853	25,937	22,950	23,463	24,098	24,604	23,805
Diluted weighted average shares outstanding	25,230	25,215	25,669	28,853	26,355	24,747	23,463	25,561	25,410	25,128

(1)
During December 2001, the Company discontinued its industrial measurement operating segment. As a result, the quarterly information for the first three quarters of 2001 and 2000 noted above has been restated from that previously filed on the Quarterly Reports on Form 10-Q. See Note 7 to the Consolidated Financial Statements.

(2)
In December 2001 and May 2000, the Company incurred charges of $13.6 million and $15.3 million, respectively, for the write-off of inventory (see Note 7). These charges are included in the cost of sales.

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

  (b)
  Reports on Form 8-K.

          The Registrant filed a Current Report on Form 8-K/A on October 1, 2001, amending certain information, which was previously reported on Form 8-K, filed on September 21, 2001.

          The Registrant filed a Current Report on Form 8-K/A on October 2, 2001, amending certain information, which was previously reported on Form 8-K, filed on September 21, 2001.

          The Registrant filed a Current Report on Form 8-K/A on November 30, 2001 reporting the interim financial statements of Applied Epi, Inc., which was acquired by the Company on September 17, 2001, as of June 30, 2001 and 2000, and to provide pro forma condensed combined financial information for the Company and Applied Epi as if the transaction had been consummated on January 1, 2000.

          The Registrant filed a Current Report on Form 8-K on December 26, 2001 reporting the private placement offering of $200 million of aggregate principal plus an additional $20 million overallotment option of convertible subordinated notes at 4 1/8% which will become due December 2008.

  (c)
  Exhibits

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1
	Agreement and Plan of Merger, dated as of September 6, 2001, among Veeco Instruments Inc., Veeco Acquisition Corp., Applied Epi, Inc., the shareholders of Applied Epi, Inc. listed on the signature pages thereto and Paul E. Colombo, as Stockholders' Representative.	Current Report on Form 8-K, filed September 14, 2001, Exhibit 99.1
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
4.1
	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1

10.1
	Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001, Exhibit 10.1
10.2
	Amendment and Waiver dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.1
10.3
	Consent and Second Amendment dated as of December 21, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.4
Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated
	April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.5
Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated
	April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.6
	Loan Agreement dated March 31, 1998 between CVC Products, Inc. and Manufacturers and Traders Trust Company, including amendments thereto dated September 30, 1998, February 19, 1999 and September 22, 1999.	CVC, Inc. Registration Statement on Form S-1 (File Number 333-38057), Exhibits 10.44, 10.45, 10.46 and 10.47
10.7	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2

10.8	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3
10.9
	Collateral Pledge and Security Agreement among Veeco, State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.1
10.10
	Supplement No. 1 to Collateral Pledge and Security Agreement among Veeco and State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of January 3, 2002.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.3
10.11
	Registration Rights Agreement among Veeco and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC, as the initial purchasers of Veeco's 4 1/8% Convertible Subordinated Notes due 2008, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.2
10.12	Registration Rights Agreement among Veeco and the Former Applied Epi Stockholders named therein, dated as of September 17, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.4
10.13	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.14	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.15	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.16	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.17	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.18	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17

10.19	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.20	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.21	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.22	Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan, dated October 26, 2000.	Annual Report on Form 10-K for the Year Ended December 31, 2000, Exhibit 10.18
10.23	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.24	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 11, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.1
10.25	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.26	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.27	CVC, Inc. 1999 Non-employee Directors' Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.1
10.28	CVC, Inc. Amended and Restated 1997 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.2
10.29	Amended and Restated (1996) Stock Option Plan of CVC, Inc. (formerly, CVC Holdings, Inc.).	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.3
10.30	Form of Commonwealth Scientific Corporation Non-Qualified Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.4
10.31	Applied Epi, Inc. 1993 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1
10.32	Applied Epi, Inc. 2000 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.2

10.33	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3
10.34	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6
10.35	Employment Agreement dated as of April 3, 2000 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.2
10.36	Employment Agreement dated as of April 3, 2000 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.37	Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Don R. Kania.	Annual Report on Form 10-K for the Year Ended December 31, 1997, Exhibit 10.33
10.38	Letter Agreement dated January 16, 1995 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 1994, Exhibit 10.20
21.1	Subsidiaries of the Registrant.	*
23.1	Consent of Ernst & Young LLP.	*
23.2	Consent of PricewaterhouseCoopers LLP.	*

*
Filed herewith

        All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

VEECO INSTRUMENTS INC.
By:	/s/ EDWARD H. BRAUN Edward H. Braun Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 2002.

Signatures	Title

/s/ EDWARD H. BRAUN Edward H. Braun	Director, Chairman, Chief Executive Officer and President (principal executive officer)
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director
/s/ JOEL A. ELFTMANN Joel A. Elftmann	Director
/s/ HEINZ K. FRIDRICH Heinz K. Fridrich	Director
DOUGLAS A. KINGSLEY Douglas A. Kingsley	Director
/s/ DR. PAUL R. LOW Dr. Paul R. Low	Director
/s/ ROGER D. MCDANIEL Roger D. McDaniel	Director
IRWIN H. PFISTER Irwin H. Pfister	Director

/s/ WALTER J. SCHERR Walter J. Scherr	Director
/s/ JOHN F. REIN, JR. John F. Rein, Jr.	Executive Vice President, Chief Financial Officer and John F. Rein, Jr. Secretary (principal financial officer)
/s/ JOHN P. KIERNAN John P. Kiernan	Vice President Finance-Corporate Controller (principal accounting officer)

Index to Exhibits

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1
	Agreement and Plan of Merger, dated as of September 6, 2001, among Veeco Instruments Inc., Veeco Acquisition Corp., Applied Epi, Inc., the shareholders of Applied Epi, Inc. listed on the signature pages thereto and Paul E. Colombo, as Stockholders' Representative.	Current Report on Form 8-K, filed September 14, 2001, Exhibit 99.1
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
4.1
	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1

10.1
	Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001, Exhibit 10.1
10.2
	Amendment and Waiver dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.1
10.3
	Consent and Second Amendment dated as of December 21, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.4
Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated
	April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.5
Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated
	April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.6
	Loan Agreement dated March 31, 1998 between CVC Products, Inc. and Manufacturers and Traders Trust Company, including amendments thereto dated September 30, 1998, February 19, 1999 and September 22, 1999.	CVC, Inc. Registration Statement on Form S-1 (File Number 333-38057), Exhibits 10.44, 10.45, 10.46 and 10.47
10.7	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2
10.8	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3

10.9
	Collateral Pledge and Security Agreement among Veeco, State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.1
10.10
	Supplement No. 1 to Collateral Pledge and Security Agreement among Veeco and State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of January 3, 2002.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.3
10.11
	Registration Rights Agreement among Veeco and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC, as the initial purchasers of Veeco's 4 1/8% Convertible Subordinated Notes due 2008, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.2
10.12	Registration Rights Agreement among Veeco and the Former Applied Epi Stockholders named therein, dated as of September 17, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.4
10.13	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.14	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.15	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.16	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.17	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.18	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.19	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.20	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3

10.21	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.22	Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan, dated October 26, 2000.	Annual Report on Form 10-K for the Year Ended December 31, 2000, Exhibit 10.18
10.23	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.24	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 11, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.1
10.25	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.26	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.27	CVC, Inc. 1999 Non-employee Directors' Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.1
10.28	CVC, Inc. Amended and Restated 1997 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.2
10.29	Amended and Restated (1996) Stock Option Plan of CVC, Inc. (formerly, CVC Holdings, Inc.).	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.3
10.30	Form of Commonwealth Scientific Corporation Non-Qualified Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.4
10.31	Applied Epi, Inc. 1993 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1
10.32	Applied Epi, Inc. 2000 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.2
10.33	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3
10.34	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6

10.35	Employment Agreement dated as of April 3, 2000 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.2
10.36	Employment Agreement dated as of April 3, 2000 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.37	Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Don R. Kania.	Annual Report on Form 10-K for the Year Ended December 31, 1997, Exhibit 10.33
10.38	Letter Agreement dated January 16, 1995 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 1994, Exhibit 10.20
21.1	Subsidiaries of the Registrant.	*
23.1	Consent of Ernst & Young LLP.	*
23.2	Consent of PricewaterhouseCoopers LLP.	*

*
Filed herewith

Veeco Instruments Inc. and Subsidiaries

Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Auditors

To the Shareholders and the Board of Directors
Veeco Instruments Inc.

        We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries ("Veeco" or the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of CVC, Inc. ("CVC"), which merged with Veeco in May 2000, which statements reflect total sales constituting 27% in 1999 of the consolidated totals.    Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for CVC, is based solely on the report of other auditors.

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

        In our opinion, based on our audits and the report of other auditors for 1999, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veeco Instruments Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for goodwill acquired after June 30, 2001.

                      /s/ Ernst & Young LLP

Melville, New York
February 7, 2002

Report of Independent Accountants

To the Board of Directors and
Stockholders of CVC, Inc:

        In our opinion, the consolidated statements of operations, stockholders' equity and cash flows of CVC, Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Rochester, New York
October 18, 1999

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$203,154	$63,419
Short-term investments	—	26,895
Accounts receivable, less allowance for doubtful accounts of $3,350 in 2001 and $2,067 in 2000	88,449	96,151
Inventories	101,419	95,409
Prepaid expenses and other current assets	22,636	14,300
Deferred income taxes	46,832	45,303

Total current assets	462,490	341,477
Property, plant and equipment at cost, net	78,547	59,924
Excess of cost over net assets acquired, less accumulated amortization of $5,242 in 2001 and $1,908 in 2000	125,585	9,481
Purchased technology, less accumulated amortization of $6,374 in 2001 and $2,582 in 2000	49,794	5,513
Other intangible assets, less accumulated amortization of $6,805 in 2001 and $1,802 in 2000	14,594	4,831
Long-term investments	23,519	—
Other assets	990	1,299

Total assets	$755,519	$422,525

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$19,657	$32,741
Accrued expenses	58,070	55,728
Deferred gross profit	14,566	28,771
Income taxes payable	8,630	2,343
Current portion of long-term debt	3,544	1,431

Total current liabilities	104,467	121,014
Deferred income taxes	10,157	2,681
Long-term debt	215,519	14,631
Other liabilities	1,405	1,291
Shareholders' equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 40,000,000 shares authorized; 29,006,706 and 24,662,651 shares issued and outstanding in 2001 and 2000, respectively	290	247
Additional paid-in capital	359,007	226,628
Retained earnings	68,484	58,175
Unamortized deferred compensation	—	(23)
Accumulated comprehensive loss	(3,810)	(2,119)

Total shareholders' equity	423,971	282,908

Total liabilities and shareholders' equity	$755,519	$422,525

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Net sales	$449,251	$376,113	$312,446
Cost of sales	260,148	219,578	164,783

Gross profit	189,103	156,535	147,663
Costs and expenses:
Research and development expense	59,722	51,239	40,984
Selling, general and administrative expense	82,426	75,642	61,500
Amortization expense	9,469	3,736	479
Other expense (income), net	2,497	852	(83)
Merger and restructuring expenses	3,046	14,206	2,600
Asset impairment charge	3,418	3,722	—
Write-off of purchased in-process technology	8,200	—	2,474

	168,778	149,397	107,954

Operating income	20,325	7,138	39,709
Interest expense	2,427	2,374	2,976
Interest income	(3,004)	(3,681)	(3,671)

Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	20,902	8,445	40,404
Income tax provision	6,020	5,780	15,302

Income before discontinued operations and cumulative effect of change in accounting principle	14,882	2,665	25,102
Discontinued operations:
Loss from operations, net of taxes	(2,450)	(2,163)	(1,387)
Loss on disposal, net of taxes	(2,123)	—	(1,734)

Loss from discontinued operations, net of taxes	(4,573)	(2,163)	(3,121)
Cumulative effect of change in accounting principle, net of taxes	—	(18,382)	—

Net income (loss)	$10,309	$(17,880)	$21,981

Earnings (loss) per common share:
Income per common share before discontinued operations and cumulative effect of change in accounting principle	$0.57	$0.11	$1.22
Loss from discontinued operations	(0.17)	(0.09)	(0.15)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.77)	—

Net income (loss) per common share	$0.40	$(0.75)	$1.07

Diluted income per common share before discontinued operations and cumulative effect of change in accounting principle	$0.56	$0.11	$1.17
Loss from discontinued operations	(0.17)	(0.09)	(0.15)
Cumulative effect of change in accounting principle	—	(0.73)	—

Diluted net income (loss) per common share	$0.39	$(0.71)	$1.02

Pro forma amounts assuming retroactive effect of change in accounting principle:
Net income	—	$502	$13,695
Net income per common share	—	$0.02	$0.66
Diluted net income per common share	—	$0.02	$0.64
Weighted average shares outstanding	25,937	23,805	20,604
Diluted weighted average shares outstanding	26,355	25,128	21,461

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Unamortized Deferred Compensation	Accumulated Comprehensive Income(Loss)		Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at December 31, 1998	19,005,119	$191	$74,058	$53,393	$(252)	$329	$127,719
Exercise of stock options and stock issuances under stock purchase plan	1,274,446	12	24,639	—	—	—	24,651	—
Stock option income tax benefit	—	—	1,911	—	—	—	1,911	—
Distributions to former shareholders of Ion Tech	—	—	—	(98)	—	—	(98)	—
Translation adjustment	—	—	—	—	—	(1,008)	(1,008)	$(1,008)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(14)	(14)	(14)
Net proceeds from public offering	1,000,000	10	48,850	—	—	—	48,860	—
Minimum pension liability, net of tax effect	—	—	—	—	—	(163)	(163)	(163)
Deferred compensation	—	—	(12)	—	117	—	105	—
Net income	—	—	—	21,981	—	—	21,981	21,981

Balance at December 31, 1999	21,279,565	213	149,446	75,276	(135)	(856)	223,944	$20,796
Exercise of stock options and stock issuances under stock purchase plan	1,762,654	18	31,256	—	—	—	31,274	—
Stock option income tax benefit	—	—	28,988	—	—	—	28,988	—
Stock issued in connection with the Monarch merger	282,224	3	—	234	—	—	237	—
Adjustment to reflect change in year-end for CVC	1,338,208	13	16,938	545	—	—	17,496	—
Translation adjustment	—	—	—	—	—	(1,279)	(1,279)	$(1,279)
Unrealized gain on available-for-sale securities	—	—	—	—	—	16	16	16
Deferred compensation	—	—	—	—	112	—	112	—
Net loss	—	—	—	(17,880)	—	—	(17,880)	(17,880)

Balance at December 31, 2000	24,662,651	247	226,628	58,175	(23)	(2,119)	282,908	$(19,143)
Exercise of stock options and stock issuances under stock purchase plan	460,595	4	5,960	—	—	—	5,964	—
Stock option income tax benefit	—	—	6,195	—	—	—	6,195	—
Stock issued in connection with the Applied Epi acquisition	3,883,460	39	120,224	—	—	—	120,263	—
Translation adjustment	—	—	—	—	—	(1,621)	(1,621)	$(1,621)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2)	(2)	(2)
Minimum pension liability, net of tax effect	—	—	—	—	—	(68)	(68)	(68)
Deferred compensation	—	—	—	—	23	—	23	—
Net income	—	—	—	10,309	—	—	10,309	10,309

Balance at December 31, 2001	29,006,706	$290	$359,007	$68,484	$—	($3,810)	$423,971	$8,618

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities
Net income (loss)	$10,309	$(17,880)	$21,981
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,654	15,473	9,881
Deferred income taxes	(13,406)	(22,036)	(2,726)
Stock option income tax benefit	6,195	28,988	1,911
Non-cash merger and restructuring expenses	16,965	19,044	—
Loss on disposal of discontinued operations	2,123	—	1,734
Write-off of purchased in-process technology	8,200	—	2,474
Cumulative effect of change in accounting principle	—	18,382	—
Other	481	(47)	(664)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	18,748	(26,219)	(29,550)
Inventories	(8,399)	(24,952)	(12,583)
Accounts payable	(14,972)	7,439	3,192
Accrued expenses, deferred gross profit and other current liabilities	(21,224)	9,785	2,924
Recoverable income taxes	629	(4,100)	—
Other, net	(6,560)	5,790	10,492
Operating activities three months ended 12/31/99 - CVC	—	638	—

Net cash provided by operating activities	21,743	10,305	9,066

Investing activities
Capital expenditures	(19,180)	(17,803)	(12,187)
Proceeds from sale of property, plant and equipment	—	497	3,129
Proceeds from sale of business	—	3,000	—
Payments for net assets of businesses acquired	(59,557)	(13,835)	(3,300)
Purchases of available-for-sale securities	(284,685)	(436,013)	(395,949)
Sales of available-for-sale securities	67,946	110,453	29,407
Maturities of available-for-sale securities	243,634	349,578	315,631
Purchase of long-term investments	(23,519)	—	—
Investing activities three months ended 12/31/99 - CVC	—	(528)	—

Net cash used in investing activities	(75,361)	(4,651)	(63,269)

Financing activities
Proceeds from stock issuances	5,964	31,274	65,403
Net proceeds from borrowings under lines of credit	25,000	—	6,540
Proceeds from long-term debt	200,000	—	—
Repayments of long-term debt and borrowings under lines of credit	(33,662)	(9,318)	(11,687)
Payment for debt issuance costs	(6,000)	—	—
Other	(68)	—	—
Distributions to former shareholders of Ion Tech	—	—	(98)
Financing activities three months ended 12/31/99 - CVC	—	3,627	—

Net cash provided by financing activities	191,234	25,583	60,158

Effect of exchange rate changes on cash and cash equivalents	2,119	2,331	298

Net increase in cash and cash equivalents	139,735	33,568	6,253
Cash and cash equivalents at beginning of year	63,419	29,851	23,598

Cash and cash equivalents at end of year	$203,154	$63,419	$29,851

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2001

1. Description of Business and Significant Accounting Policies

Business

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco" or the "Company") designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the telecommunications/wireless, data storage and semiconductor and research industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disc drives, network servers, fiber optic networks, digital cameras, wireless phones, TV set-top boxes and personal digital assistants.

        Veeco's process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads for the data storage industry and telecommunications/wireless components. Veeco's metrology equipment is used to provide critical surface measurements on semiconductor devices, thin film magnetic heads and disks used in hard drives and in telecommunications/wireless and research applications.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Veeco and its subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value, which is recorded through earnings. If a derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the underlying assets or liabilities through earnings or recognized in accumulated comprehensive income until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

        During 2001, the Company began using derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, the Company's operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts. The Company does not use derivative financial instruments for trading or speculative purposes. The Company's forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings. The aggregate foreign currency exchange loss included in determining consolidated results of operations was approximately $1.9 million, $0.8 million and $0.4 million in 2001, 2000, and 1999, respectively. In 2001, the foreign currency exchange loss is net of approximately $0.4 million of realized hedging gains, which were recorded and included in other expense (income), net. As of December 31, 2001, there were no open forward contracts.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 will be adopted by the Company effective January 1, 2002, however, the provisions that provide for the non-amortization of goodwill are effective for 2001 for acquisitions completed after the issuance of Statement 142. Accordingly, the goodwill acquired in connection with the acquisitions of Applied Epi and ThermoMicroscopes in 2001 will not be amortized.

        Application of the nonamortization provisions of Statement 142 resulted in an increase in net income of $3.6 million in 2001. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a review for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting in these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the consolidated financial position or results of operation of the Company.

        In August 2001, the FASB issued SFAS No. 144. Accounting for the Impairment or Disposal of Long Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. Statement 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's consolidated financial position or results of operations.

Revenue Recognition

        Effective January 1, 2000 the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller's price is fixed or determinable and collectibility is reasonably assured.

        For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment.

        For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance.

        Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

        The Company provides for warranty costs at the time the related revenue is recognized.

        Prior to the adoption of SAB 101, the Company recognized revenue when title passed, generally upon shipment. The cumulative effect of the change from the prior year resulted in a charge to income of $18.4 million (net of income taxes of $12.6 million), which is included in the Consolidated Statement of Operations for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $1.3 million ($.05 per share). The pro forma amounts presented in the Consolidated Statements of Operations were calculated assuming the accounting change was made retroactively to prior periods. For the year ended December 31, 2000, the Company recognized approximately $67.0 million in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue was to increase income by $18.4 million (after reduction for income taxes of $12.6 million) during the year ended December 31, 2000.

Cash Flows

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid during 2001, 2000 and 1999 was approximately $2.1 million, $2.3 million and $2.8 million, respectively. Income taxes paid in 2001, 2000 and 1999 was approximately $4.9 million, $6.7 million and $6.9 million, respectively.

        In connection with the acquisition of Applied Epi, Inc., the Company issued shares of Common Stock with a fair market value of $101.0 million and assumed stock options and warrants with a fair market value of $19.2 million, which are non-cash items and are excluded from the accompanying Consolidated Statement of Cash Flows.

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

Depreciable Assets

        Depreciation and amortization are generally computed by the straight-line method and are charged against income over the estimated useful lives of depreciable assets.

Long-Lived Assets

        Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 40 years. Intangible assets consist of customer relationships, purchased technology, patents, trademarks, covenants not-to-compete, software licenses and deferred finance costs. Intangible assets are amortized over periods ranging from 6 months to 17 years using the straight-line method. See Recent Accounting Pronouncements.

        The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. During 2001, approximately $2.5 million of intangible assets have been written-off in connection with a phased out product line (see Note 7). No other impairment exists at December 31, 2001.

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

Advertising Expense

        The cost of advertising is expensed as of the first showing. The Company incurred $5.6 million, $4.9 million and $4.2 million in advertising costs during 2001, 2000 and 1999, respectively.

Stock Based Compensation

        The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Prior to the merger with Veeco, CVC granted approximately 69,000 options to employees during 1998, at an amount which was less than the fair market value as of the grant date. Accordingly, CVC recorded unamortized deferred compensation expense for such options which vest over periods ranging from 3 to 5 years. Compensation expense was amortized over the vesting period and unamortized compensation expense has been recorded as a reduction to stockholders' equity.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities.

        The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of securities. The carrying amount of the Company's debt at December 31, 2001 and 2000 approximates its fair value.

Earnings (Loss) Per Share

        The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	2001	2000	1999
	(In thousands)
Weighted average shares outstanding	25,937	23,805	20,604
Dilutive effect of stock options and warrants	418	1,323	857

Diluted weighted average shares outstanding	26,355	25,128	21,461

        The assumed conversion of subordinated convertible debentures is anti-dilutive for 2001 and therefore not included in the above diluted weighted average shares outstanding.

Reclassifications

        Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

2. Business Combinations and Basis of Presentation

Applied Epi, Inc.

        On September 17, 2001, a wholly owned subsidiary of the Company merged with and into Applied Epi, Inc. ("Applied Epi"), of St. Paul, Minnesota. As a result of the merger, Applied Epi became a subsidiary of the Company. Applied Epi provides molecular beam epitaxy ("MBE") equipment used in manufacturing high-speed compound semiconductor devices for telecommunications, optoelectronic and wireless markets and is now part of the Company's process equipment segment. Applied Epi, founded in 1986, was a privately held company. Under the merger agreement, the stockholders of Applied Epi received an aggregate of 3,883,460 shares of Veeco common stock and $29.8 million in cash. In addition, the Company incurred acquisition costs and exchanged options and warrants of Applied Epi for options and warrants to purchase 1,021,248 shares of the Company's common stock. The exchanged options and warrants were recorded at fair market value using the Black-Scholes option-pricing model. The merger consideration is computed as follows (in thousands):

Fair market value of shares issued	$101,040
Cash payment	29,800
Fair market of stock options/warrants assumed	19,223
Transaction costs	2,905

Total purchase price	$152,968

        The merger was accounted for using the purchase method of accounting. The results of operations for Applied Epi for the period from September 17, 2001 to December 31, 2001 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001. The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal as follows (in thousands):

Accounts receivable	$12,389
Inventories	11,966
Other current assets	4,079
Property, plant and equipment	12,812
Excess cost over net assets acquired	101,891
Amortizable intangible assets	48,500
In-process technology	7,000
Other non-current assets	675

Total assets	199,312

Accounts payable	2,139
Other current liabilities	10,582
Deferred income taxes	22,663
Long-term debt	10,960
Total liabilities	46,344

Total purchase price	$152,968

        The purchase price was allocated to intangible assets as follows: approximately $101.9 million to excess of cost over net assets acquired, which is nonamortizable under Statement No. 142 and is not deductible for income tax purposes; $41.0 million to core technology, amortizable over approximately six years; $1.0 million to non-compete agreements, amortizable over three years; $4.5 million to customer related intangibles, amortizable over six months to five years and $2.0 million to trademarks and trade names, amortizable over ten years. The purchased in-process technology, which totaled $7.0 million, includes the value of products in the development stage, which have not reached technological feasibility and for which there are no alternative future uses. Accordingly, this amount was expensed at the acquisition date. Applied Epi's in-process technology value is comprised of programs related to research systems, production systems, performance products and MOCVD (metal organic chemical vapor deposition) systems that were approximately 40%, 40%, 50% and 25% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects' stage of completion. The rate used to discount net cash flows to their present value was 25%.

        The following table represents the unaudited pro forma results of Veeco and Applied Epi, as if the combination had been consummated as of January 1, 2000:

	Year Ended December 31,
	2001	2000
Revenue	$482,451	$393,657
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	24,447	(26,089)
Net income (loss)	19,874	(46,634)
Income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle	$0.82	$(0.91)
Net income (loss) per common share	$0.67	$(1.62)
Diluted income (loss) per common share before discontinued operations and cumulative effect of change in accounting principle	$0.80	$(0.91)
Diluted net income (loss) per common share	$0.65	$(1.62)

        The results of operations for Applied Epi for the years ended December 31, 2001 and 2000 include charges of $1.1 million and $20.9 million, respectively, related to stock based compensation expense. The pro forma results of operations for the year ended December 31, 2000 include a $7.0 million charge related to the write-off of purchased in-process technology.

ThermoMicroscopes Corp.

        On July 16, 2001, the Company acquired ThermoMicroscopes Corp. ("TM"), formerly a subsidiary of Thermo Electron Corporation, based in Sunnyvale, California, for cash. TM is a manufacturer of atomic force microscopes, scanning probe microscopes, near field optical microscopes and probes. The acquisition was accounted for using the purchase method of accounting. The results of operations for TM for the period from July 16, 2001 through December 31, 2001 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for years ended December 31, 2001, 2000 and 1999.

        Approximately $1.2 million of the purchase price was allocated to in-process technology projects for projects that had not reached technological feasibility and had no alternative future uses and thus, the amounts were expensed as of the date of acquisition.

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

        During June 2000, the Company implemented a reorganization plan in an effort to integrate CVC into the Company, consolidate duplicate manufacturing facilities and reduce other operating costs. In connection therewith, Veeco recorded a $33.0 million charge to earnings during the year ended December 31, 2000. Of these charges, $15.3 million related to a non-cash write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other one-time transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. The $4.8 million charge for duplicate facility and personnel costs principally related to the closing of CVC's Virginia facilities and an approximate 200-person work force reduction, which included both management and manufacturing employees principally located in Alexandria, Virginia, and Rochester and Plainview, New York. The accrual of $14.0 million for merger and reorganization costs was expended as of December 31, 2000, which represented $9.4 million for transaction costs, $3.5 million for termination benefits paid and $1.1 million for duplicate facility costs. The write-down of long-lived assets to estimated net realizable value related primarily to leasehold improvements, machinery and equipment and intangible assets for CVC's Virginia facilities. In addition, the $15.3 million non-cash write-off of inventory principally related to CVC Virginia facilities' product line of ion beam etch and deposition equipment. The Company has integrated this product line into Veeco's existing ion beam etch and deposition products, and has determined that a portion of this product line's inventory is not useable.

        Prior to the merger, CVC's fiscal year end was September 30 and, therefore, the Consolidated Statement of Operations for 1999 includes CVC's year ended September 30, 1999 Consolidated Statement of Income. CVC's operating results for the three months ended December 31, 1999 is not reflected in Veeco's 1999 or 2000 operating results. The following describes the adjustment to retained earnings in 2000 from changing the fiscal year end of CVC effective January 1, 2000 (in thousands):

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

Atomic Force Microscope Assets

        On March 23, 2000, the Company purchased certain atomic force microscope assets from International Business Machines Corporation. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the accompanying Consolidated Statements of Operations from the date of acquisition. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for the years ended December 31, 2000 and 1999.

Slider Level Crown Product Line

        On February 11, 2000, Veeco entered into a strategic alliance with Seagate Technology, Inc. ("Seagate") under which Veeco assumed production responsibility for Seagate's internal Slider Level Crown ("SLC") product line and acquired rights to commercialize such products for sale to third parties. The acquisition was accounted for using the purchase method of accounting. Results of operations are included in the accompanying Consolidated Statements of Operations from the date of acquisition. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for the years ended December 31, 2000 and 1999.

        In connection with the restructuring charges recorded in 2001 (see Note 7), the Company decided to phase out the SLC product line and thus, approximately $2.5 million of intangible assets, principally relating to goodwill that was previously allocated to this line of business, were written-off. This product line generated revenues of approximately $4.6 million and $18.2 million in the years ended December 31, 2001 and 2000, respectively.

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

Ion Tech, Inc.

        On November 4, 1999, Ion Tech, Inc. and an affiliate (collectively, "Ion Tech"), a supplier of ion beam deposition systems merged with and into subsidiaries of Veeco. The merger was accounted for as a pooling of interests and, accordingly, historical consolidated financial data has been restated to include Ion Tech data. Under the merger, Ion Tech shareholders received 1,509,437 shares of Veeco

Common Stock. Merger expenses of approximately $2.6 million pertaining to investment banking, legal fees and other transaction costs were charged to operating expenses during the year ended December 31, 1999.

OptiMag, Inc.

        On October 14, 1999, Veeco acquired the capital stock of OptiMag, Inc. ("OptiMag"), of San Diego, California, for cash of $3.3 million and a deferred payment of $1.2 million, which was paid on October 27, 2000. OptiMag, founded in 1998, is a supplier of automated optical defect inspection and process control equipment for the data storage thin film magnetic head industry. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. In addition, the acquisition called for contingent consideration to be paid by Veeco based upon both year 2000 revenues and the future appraised value of OptiMag. During 2001, approximately $4.7 million of contingent consideration relating to the appraised value of OptiMag was paid by the Company and recorded as an addition to excess of cost over net assets acquired. During 2000, approximately $1.6 million of contingent consideration related to OptiMag's revenues was recorded as an addition to excess of cost over net assets acquired. This amount was paid during 2001.

        The purchase price was allocated as follows: $8.8 million to excess of cost over net assets acquired; $3.2 million to core technology; $0.6 million to assembled workforce, trademarks and a covenant not-to-compete and $1.3 million to purchased in-process technology for projects that had not reached technological feasibility and had no alternative future uses and, thus, the amounts allocated to such projects were expensed as of the date of acquisition. OptiMag's purchased in-process technology value is comprised of the Oasis version 1.0 software and hardware component development program, which includes the introduction of certain new technologies. At the acquisition date, OptiMag's R&D program was approximately 84% complete, with the remainder completed in 2000.

        The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the purchased in-process technology was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The rate utilized to discount the net cash flows to their present value was 30%.

        The amortization periods of intangible assets related to excess of cost over net assets acquired, core technology, assembled workforce, trademarks and covenant not-to-compete are ten years, five years, three years, five years and two years, respectively. See Note 1.

        The results of operations of OptiMag are included in the accompanying Consolidated Statements of Operations from the date of acquisition. Results of operations prior to the acquisition are not material to the Consolidated Statement of Operations for the year ended December 31, 1999.

3. Balance Sheet Information

	December 31,
	2001	2000
	(In thousands)
Inventories:
Raw materials	$59,065	$57,613
Work in process	26,068	22,446
Finished goods	16,286	15,350

	$101,419	$95,409

	December 31,
			Estimated Useful Lives
	2001	2000
	(In thousands)
Property, plant and equipment:
Land	$9,196	$6,662
Buildings and improvements	43,012	35,134	10-40 years
Machinery and equipment	76,717	54,230	3-10 years
Leasehold improvements	4,448	2,402	3-7 years

	133,373	98,428
Less accumulated depreciation and amortization	54,826	38,504

	$78,547	$59,924

	December 31,
	2001	2000
	(In thousands)
Accrued expenses:
Payroll and related benefits	$14,670	$12,073
Sales, use and other taxes	13,798	8,896
Customer deposits and advanced billings	7,613	19,560
Installation and warranty	8,027	7,665
Other	13,962	7,534

	$58,070	$55,728

Investments

        Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. All short-term investments are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

        The carrying amounts of short-term investments at December 31, 2000 approximated fair value. The following is a summary of short-term investments:

December 31, 2000
(In thousands)
Commercial paper	$15,730
Municipal bonds	2,707
Obligations of U.S. Government agencies	4,404
Other debt securities	4,054

$26,895

        During the year ended December 31, 2001 and 2000, available-for-sale securities with fair values at the date of sale of approximately $67.9 million and $110.5 million, respectively, were sold.

        In connection with the subordinated notes offering in December 2001 (see Note 4), the Company purchased approximately $23.5 million of U.S. government securities, which have been pledged to the trustee under the indenture, as security for the exclusive benefit of the holders of the notes. These securities will be sufficient to provide for the payment in full of the first six scheduled interest payments due on the notes and represent restricted investments. These investments are classified as held to maturity. The amounts of these long-term investments are carried at amortized cost at December 31, 2001.

4. Debt

Credit Facilities

        On April 19, 2001, the Company entered into a $100 million revolving credit facility (the "Facility"), which replaced the Company's prior $40 million revolving credit facility. The Facility's interest rate is a floating rate based on the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flows exceeds a defined ratio. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is also required to satisfy certain financial tests. In connection with a recent amendment of this facility, certain financial covenants and definitions were amended and the accounts receivable of the Company and its material domestic subsidiaries were pledged to secure the Company's obligations under this facility.

        As of December 31, 2001 and 2000, no borrowings were outstanding under the facilities and as of December 31, 2001 and 2000, the Company was contingently liable for letters of credit of approximately $4.0 million and $3.3 million, respectively, issued under the credit facilities. The letters of credit outstanding at December 31, 2001 expire in March and July of 2002.

        The Company's CVC subsidiary also had a $15 million bank line of credit at December 31, 2000, which allowed for maximum borrowings based on certain financial criteria, at the prime interest rate. As of December 31, 2000, no borrowings were outstanding under this line. On January 31, 2001, the Company terminated this line.

Long-term Debt

        Long-term debt is summarized as follows:

	December 31,
	2001	2000
	(in thousands)
Subordinated debt	$200,000	$—
Term loan payable	4,390	5,480
Mortgage notes payable	14,513	10,531
Other	160	51

	219,063	16,062
Less current portion	3,544	1,431

	$215,519	$14,631

Subordinated Debt

        In December 2001, the Company issued $200 million of 4.125% convertible subordinated notes, with an over allotment option of $20 million. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company will pay interest on these notes on June 21 and December 21 of each year, commencing on June 21, 2002 (see Note 3). The notes will mature on December 21, 2008. On January 3, 2002, the Company issued an additional $20 million of subordinated notes pursuant to the exercise of the over allotment option. After the third anniversary of the issuance, the notes may be redeemed at the option of the Company, at the redemption prices set forth in the indenture.

Term Loan Payable

        In April 1998, CVC borrowed $8.0 million from a commercial bank. The seven-year term loan requires monthly payments of principal and interest at 8.39% until April 2005. The obligation is secured by substantially all of the assets of CVC. As of December 31, 2001, $4.4 million was outstanding under this loan.

Mortgage Notes Payable

        Long-term debt also consists of four mortgage notes payable, secured by certain land and buildings with carrying amounts aggregating approximately $30.6 million at December 31, 2001. One mortgage note payable ($2.0 million at December 31, 2001) bears interest at a rate of 8.5% and matures on October 14, 2002. The second mortgage note payable ($6.4 million at December 31, 2001) bears interest at a rate of 7.75% until December 2002, at which time the interest rate will change each year based on an average treasury yield plus 1.75%. This note is being amortized over a period of 25 years with the final payment due on December 1, 2007. The third mortgage payable ($1.8 million at December 31, 2001) bears interest at a rate of 8.29% through September 30, 2002 and matures on October 1, 2007. Beginning October 1, 2002, the Company will likely elect to pay interest on the remaining principal at the then prime rate plus one-half percent, or a rate equal to 225 basis points above the yield on U.S. treasury bonds. The fourth mortgage note payable ($4.3 million at December 31, 2001) bears interest at a rate of 7.91%, with the final payment due on January 1, 2020.

        Long-term debt matures as follows:

(In thousands)
2002	$3,544
2003	1,622
2004	1,763
2005	854
2006	407
Thereafter	210,873

219,063
Less current portion	3,544

$215,519

5. Stock Compensation Plans and Shareholder's Equity

        Historical net income (loss) and earnings (loss) per share determined on a pro forma basis as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method estimated at the date of grant using a Black-Scholes option pricing model is as follows:

	December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Pro forma net (loss) income	$(8,383)	$(30,546)	$16,298
Pro forma net (loss) income per share	$(0.32)	$(1.28)	$0.79
Pro forma diluted net (loss) income per share	$(0.32)	$(1.28)	$0.76

Fixed Option Plans

        The Company has four fixed option plans. The Veeco Instruments Inc. 2000 Stock Option Plan (the "2000 Plan") was approved by the Board of Directors and stockholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of up to 2,200,000 options (50,075 options available for future grants as of December 31, 2001) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the 2000 Plan become exercisable over a three-year period following the grant date and expire after seven years. In addition, the 2000 Plan provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. The Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees (the "Non-Officer Plan") was approved by the Board of Directors in October 2000. The

Non-Officer Plan provides for the grant to non-officer employees of up to 670,000 options (52,916 options available for future grants as of December 31, 2001) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the Non-Officer Plan become exercisable over a three-year period following the grant date and expire after seven years. The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "Stock Option Plan") provides for the grant to officers and key employees options to purchase shares of Common Stock of the Company. Stock options granted pursuant to the Stock Option Plan become exercisable over a three-year period following the grant date and expire after ten years. The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, (as amended, the "Directors' Option Plan"), provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. Such options are exercisable immediately and expire after ten years. Both the Stock Option Plan and the Directors' Option Plan have been replaced by the 2000 Plan and thus there are no options available for future grant as of December 31, 2001.

        In addition to the four fixed plans, the Company assumed certain stock option plans and agreements, in connection with the merger with Applied Epi. The stock option plans do not have options available for future grants, expire after ten years from the date of grant and two of the plans vest over three years and one of the plans calls for immediate vesting. As of December 31, 2001, there are 570,954 options outstanding under the various Applied Epi plans. In addition, Veeco assumed certain warrants related to Applied Epi, which were in effect prior to the merger with Veeco. These warrants are fully vested, have no expiration date and have an exercise price of $29.35 per share. At December 31, 2001, there are 211,603 warrants outstanding.

        In May 2000, the Company assumed certain stock option plans and agreements related to CVC and Commonwealth Scientific Corporation, which plans and agreements were in effect prior to the merger with Veeco. These plans do not have options available for future grants, generally vest over a three-to-five year period and expire after five to ten years from the date of grant. As of December 31, 2001, there are 111,090 options outstanding under the various CVC and Commonwealth Scientific Corporation plans.

        The fair values of the options issued under the plans at the date of grant were estimated with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.2%, 6.4%, and 5.6%, respectively, no dividend yield, volatility factor of the expected market price of the Company's Common Stock of 80%, 80% and 64%, respectively, and a weighted-average expected life of the options of four years.

5. Stock Compensation Plans and Shareholder's Equity (Continued)

        A summary of the Company's stock option plans as of December 31, 1999, 2000, and 2001, and changes during the years ended on those dates is presented below:

	1999		2000		2001
	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	2,451	$19.57	3,065	$21.87	3,063	$36.18
Granted	1,003	29.21	1,642	46.66	1,702	34.67
Assumed in acquisition	123	13.95	—	—	810	16.17
Exercised	(331)	21.37	(1,397)	18.62	(404)	10.52
Forfeited	(181)	26.01	(247)	32.10	(304)	45.84

Outstanding at end of year	3,065	$21.87	3,063	$36.18	4,867	33.85

Options exercisable at year-end	1,258	$15.83	809	$27.09	2,021	$29.33
Weighted-average fair value of options granted during the year		$14.97		$29.36		$17.59

        The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range Of Exercise price	Number Outstanding at December 31, 2001 (000's)		Weighted- Average Exercise Price	Number Outstanding at December 31, 2001 (000's)	Weighted- Average Exercise Price
$0.27	223	8.9	$0.27	223	$0.27
4.50-6.07	141	8.1	6.03	121	6.02
8.59-11.28	31	4.5	10.00	29	9.92
13.33-16.16	69	5.5	14.17	41	14.34
21.50-32.13	1,310	6.9	27.31	832	27.13
32.61-48.75	2,703	6.3	38.70	610	42.38
49.44-74.06	382	7.2	56.17	162	55.18
74.38-97.88	8	8.7	80.42	3	80.41

	4,867	6.7	$33.85	2,021	$29.33

Employee Stock Purchase Plan

        Under the Veeco Instruments Inc. Amended and Restated Employee Stock Purchase Plan (the "Plan"), the Company is authorized to issue up to 250,000 shares of Common Stock to its full-time domestic employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the Plan, the Company issued 57,001 shares, 25,793 shares and 15,949 shares to employees in 2001, 2000 and 1999, respectively. The fair value of the employees' purchase rights was estimated using the following assumptions for 2001, 2000 and 1999, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 80%, 80% and 64%; and risk-free interest rates of 5.0%, 6.0%, and 4.5%.

        The weighted-average fair value of those purchase rights granted in 2001, 2000 and 1999 was $16.81, $21.30 and $20.65, respectively.

Shares Reserved for Future Issuance

        As of December 31, 2001, the Company has reserved 4,969,652, 78,155 and 5,193,456 shares of Common Stock for issuance upon exercise of stock options, issuance of shares pursuant to the Plan and for conversion of subordinated convertible debt, respectively.

Preferred Stock

        The Board of Directors has authority under the Company's Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

6. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
	(In thousands)
Deferred tax assets:
Inventory valuation	$9,370	$9,399
Domestic net operating loss carryforwards	17,486	17,605
Tax credit carryforwards	10,605	—
Foreign net operating loss carryforwards	168	190
Warranty and installation	2,899	2,593
Other accruals	12,059	3,065
Deferred gross profit	5,751	11,693
Other	4,961	1,260

Total deferred tax assets	63,299	45,805
Valuation allowance	(2,419)	(502)

Net deferred tax assets	60,880	45,303

Deferred tax liabilities:
Tax over book depreciation	1,843	2,673
Purchased intangible assets	20,419	—
DISC termination	1,934	—
Other	9	8

Total deferred tax liabilities	24,205	2,681

Net deferred taxes	$36,675	$42,622

        For financial reporting purposes, income from continuing operations before income taxes and cumulative effect of change in accounting principle consists of:

	Year ended December 31,
	2001	2000	1999
	(In thousands)
Domestic	$5,158	$1,482	$34,453
Foreign	15,744	6,963	5,951

	$20,902	$8,445	$40,404

        Significant components of the provision (benefit) for income taxes from continuing operations are presented below:

	Year ended December 31,
	2001	2000	1999
	(In thousands)
Current:
Federal	$4,337	$7,190	$12,732
Foreign	7,535	2,590	2,915
State	1,463	2,681	2,513

	13,335	12,461	18,160
Deferred:
Federal	(5,091)	(6,092)	(2,118)
Foreign	(1,964)	268	(468)
State	(260)	(857)	(272)

	(7,315)	(6,681)	(2,858)

	$6,020	$5,780	$15,302

        The following is a reconciliation of the income tax expense from continuing operations computed using the Federal statutory rate to the Company's actual income tax expense from continuing operations:

	Year ended December 31,
	2001	2000	1999
	(In thousands)
Tax at U.S. statutory rates	$7,316	$2,956	$14,107
State income taxes (net of federal benefit)	1,003	890	1,475
Goodwill amortization	414	144	63
Nondeductible merger expenses	—	3,623	455
Other nondeductible expenses	153	243	178
Operating losses not currently realizable	—	39	91
Operating losses currently realizable	—	(223)	(15)
In process purchased technology	2,870	—	854
Research and development tax credit	(2,602)	(1,437)	(1,000)
Benefit of foreign sales corporation	(3,342)	(845)	(1,118)
Net change in valuation allowance	1,917	—	(130)
Foreign tax rate differential	(1,709)	291	154
Other	—	99	188

	$6,020	$5,780	$15,302

        The Company has domestic net operating loss carryforwards of approximately $43.0 million, which expire in the year 2020. The Company also has credit carryforwards of approximately $10.6 million, consisting primarily of research and development credits which expire at various times between 2004 and 2021 and foreign tax credits which expire by 2006. A valuation allowance of approximately $1.9 million has been provided in the current year in connection with the foreign tax credit carryforward.

7. Commitments and Contingencies and Other Matters

Restructuring Charges

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million was for the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally relate to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. As of December 31, 2001, approximately $1.2 million for termination benefits has been paid and approximately $1.8 million remains accrued. The write-down of long-lived assets to estimated net realizable value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line of approximately $2.5 million, which has been phased out, as well as the write-down of certain machinery and equipment of approximately $0.9 million.

7. Commitments and Contingencies and Other Matters (Continued)

Minimum Lease Commitments

        Minimum lease commitments as of December 31, 2001 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows:

(In thousands)
2002	$3,275
2003	2,552
2004	2,006
2005	1,653
2006	1,552
Thereafter	6,841

$17,879

        Rent charged to operations amounted to $3.8 million, $3.9 million and $3.5 million in 2001, 2000 and 1999, respectively. In addition, the Company is obligated under the leases for certain other expenses, including real estate taxes and insurance.

Royalties

        The Company has arrangements with a number of third parties to use patents in accordance with license agreements. Royalties and license fees expensed under these agreements approximated $1.6 million, $0.5 million and $0.9 million in 2001, 2000 and 1999, respectively.

Related Party Transaction

        The Company makes purchases of inventory from a company, which is owned partially by an individual who is also employed by the Company. Payments to this related company in 2001, 2000 and 1999 were approximately $5.0 million, $4.1 million and $3.0 million respectively.

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

        The former owner of the land and building in which the Company's Santa Barbara, California metrology operations are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract provides adequate protection against any environmental issues that may arise.

Litigation

        On August 15, 2001, a lawsuit was commenced in the Superior Court of California, County of Santa Clara, by Toyo Corporation ("Toyo") against TM, the Company, Thermo Spectra Corporation and Thermo Electron Corporation. This lawsuit relates to a Distribution Agreement between Toyo and TM under which Toyo had been appointed the exclusive distributor for the sale of TM products in Japan. In the lawsuit, Toyo claims, among other things, that TM breached the Distribution Agreement and that the Company, Thermo Spectra and Thermo Electron intentionally interfered with Toyo's contractual relationship with TM, in each case, by virtue of the sale of the outstanding shares of TM to the Company, which Toyo alleges was an assignment of the Distribution Agreement without Toyo's consent. The suit alleges damages in a currently unascertained amount. The Company intends to vigorously defend this lawsuit and has filed a counterclaim against Toyo. The Company does not expect this matter to have a material effect on its consolidated financial condition or results of operations.

        The Company is involved in various other legal proceedings arising in the normal course of its business. Based upon the advice of counsel, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Concentration of Credit Risk

        The Company's business depends in large part upon the capital expenditures of data storage, telecommunications/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of the Company's net sales:

	December 31,
	2001	2000	1999
Data storage	31%	44%	66%
Telecommunications/Wireless	30%	23%	7%
Semiconductor	17%	14%	11%
Research and Industrial	22%	19%	16%

        Sales to Seagate accounted for approximately 7%, 18% and 20% and sales to IBM accounted for approximately 9%, 4% and 13% of the Company's net sales during the years ended December 31, 2001, 2000 and 1999, respectively. Each of the Company's segments sell to these major customers. At December 31, 2001, accounts receivable due from IBM represented 11% of aggregate accounts receivable.

        The Company manufactures and sells its products to companies in different geographic locations. In certain instances the Company requires advanced deposits for a portion of the sales price in advance of shipment, however the majority of the system sales do not require such advance payments. The Company does, however, perform periodic credit evaluations of its customers' financial condition and, where appropriate, requires that letters of credit be provided on foreign sales. Receivables generally are due within 30-60 days, other than customers in Japan where payment terms range from 90-150 days. The Company's net accounts receivable are concentrated in the following geographic locations:

	December 31,
	2001	2000
	(in thousands)
United States	$40,222	$44,069
Europe	25,829	12,244
Japan	14,982	32,180
Asia Pacific	6,818	7,534
Other	598	124

	$88,449	$96,151

Discontinued Operations

        The Company signed a letter of intent to sell the remainder of the industrial measurement business. This segment is currently comprised of the x-ray fluorescence thickness measurement systems. In January 2000, the Company sold its leak detection business, which was part of this segment. Accordingly, the Company has classified the industrial measurement business as a discontinued operation. Closing date for the sale is expected to take place in the second quarter of 2002. Sales for the industrial measurement business totaled $6.0 million, $10.6 million and $17.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended 2001, the Company recorded a loss on disposal of discontinued operations of $2.1 million, which is net of income taxes of $1.5 million and includes the write-off of approximately $1.0 million of goodwill that was previously allocated to this segment. During 1999, the Company incurred a loss on disposal of its leak detection business of $1.7 million, which is net of income taxes of $0.8 million. Loss from discontinued operations for the years ended December 31, 2001, 2000 and 1999 was $2.5 million, $2.2 million and $1.4 million, respectively, which is net of income taxes of $1.7 million, $1.5 million and $0.6 million, respectively. The assets to be sold include accounts receivable, inventories, prepaid expenses and other current assets and fixed assets and include certain liabilities to be assumed by the purchaser. The net assets held for sale of approximately $4.6 million are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets at December 31, 2001.

8. Foreign Operations, Geographic Area and Product Segment Information

        Revenue and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2001, 2000 and 1999 are as follows:

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2001	2000	1999	2001	2000	1999
United States	$407,407	$347,970	$250,710	$266,725	$78,061	$71,899
Foreign Countries	176,341	95,884	112,053	1,795	1,688	1,314
Eliminations	(134,497)	(67,741)	(50,317)	—	—	—

	$449,251	$376,113	$312,446	$268,520	$79,749	$73,213

        The Company has two reportable segments: process equipment and metrology. The Company's process equipment product line includes etch and deposition systems, primarily for data storage and optical telecommunications applications. The Company's metrology product line manufactures and distributes to customers in the data storage and semiconductor industries, as well as research and development centers and universities.

        The Company evaluates performance based on income or loss from operations before interest, income taxes and amortization (EBITA). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from segment profit primarily consist of corporate expenses, including income taxes, as well as other non-recurring charges for purchased in-process technology, restructuring and asset impairment charges and merger-related costs. Corporate expenses are comprised primarily of general and administrative expenses.

        The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

        The following represents the reportable product segments of the Company:

	Net Sales			Income (Loss) before interest, income taxes and amortization			Total Assets
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Process equipment	$277,249	$216,283	$200,274	$37,781	$20,742	$25,884	$337,294	$149,847	$163,560
Metrology	172,002	159,830	112,172	27,427	31,096	22,955	128,063	112,029	64,959
Unallocated corporate amount	—	—	—	(7,203)	(7,714)	(3,577)	290,162	160,649	110,225
Merger and restructuring expenses	—	—	—	(3,046)	(14,206)	(2,600)	—	—	—
Inventory write-off	—	—	—	(13,547)	(15,322)	—	—	—	—
Asset impairment charge	—	—	—	(3,418)	(3,722)	—	—	—	—
Write-off of purchased in-process technology	—	—	—	(8,200)	—	(2,474)	—	—	—

Total	$449,251	$376,113	$312,446	$29,794	$10,874	$40,188	$755,519	$422,525	$338,744

Other Significant Items

	Year ended December 31,
	2001	2000	1999
Depreciation and amortization expense:
Process equipment	$13,618	$8,559	$7,678
Metrology	5,323	4,477	1,571
Unallocated corporate	3,713	2,437	632

Consolidated depreciation and amortization expense	$22,654	$15,473	$9,881

Expenditures for long-lived assets:
Process equipment	$11,908	$11,653	$6,639
Metrology	2,418	4,241	4,230
Unallocated corporate	4,854	1,909	1,318

Consolidated expenditures for long-lived assets	$19,180	$17,803	$12,187

9. Defined Contribution Benefit Plans

        The Company maintains three defined contribution plans under Section 401(k) of the Internal Revenue Code. Principally all of the Company's domestic full-time employees are eligible to participate in one of the three plans. Under the plans, employees may contribute up to a maximum of 15% to 20% of their annual wages, depending on the plan. Employees are immediately vested in their contributions. Two of the plans provide for partial matching contributions by the Company, whereby one of the plans calls for immediate vesting and the other plan vests over a five-year period. Company contributions to the plans were $2.2 million, $1.3 milliion and $1.1 milliion in 2001, 2000 and 1999, respectively.

Schedule II—Valuation and Qualifying Accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2001:
Allowance for doubtful accounts	$2,067,000	$589,000	$1,000,000	$306,000	$3,350,000
Valuation allowance on net deferred tax assets	502,000	—	1,998,000	81,000	2,419,000

	$2,569,000	$589,000	$2,998,000	$387,000	$5,769,000

Deducted from asset accounts:
Year ended December 31, 2000:
Allowance for doubtful accounts	$2,354,000	$683,000	$—	$970,000	$2,067,000
Valuation allowance on net deferred tax assets	655,000	—	—	153,000	502,000

	$3,009,000	$683,000	$—	$1,123,000	$2,569,000

Deducted from asset accounts:
Year ended December 31, 1999:
Allowance for doubtful accounts	$2,021,000	$1,063,000	$236,000	$966,000	$2,354,000
Valuation allowance on net deferred tax assets	348,000	—	449,000	142,000	655,000

	$2,369,000	$1,063,000	$685,000	$1,108,000	$3,009,000

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
SAFE HARBOR STATEMENT
PART I
PART II
PART III
PART IV
SIGNATURES
Index to Exhibits
Veeco Instruments Inc. and Subsidiaries Index to Consolidated Financial Statements and Financial Statement Schedule
Report of Independent Auditors
Report of Independent Accountants
Veeco Instruments Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity (Dollars in thousands)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Veeco Instruments Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2001
Schedule II—Valuation and Qualifying Accounts