Form 10-Q
period 2002-03-31
VEECO INSTRUMENTS INC
filed 2002-05-09
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

Commission file number 0-16244

VEECO INSTRUMENTS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2989601 (I.R.S. Employer Identification Number)
100 Sunnyside Boulevard Woodbury, New York (Address of principal executive offices)	11797 (Zip Code)

Registrant's telephone number, including area code: (516) 677-0200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:        Yes ☒ No ☐

29,043,674 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on April 23, 2002.

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

  •
  the dependence on principal customers and the cyclical nature of the data storage, optical and wireless telecommunications and semiconductor industries,

  •
  fluctuations in quarterly operating results,

  •
  rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

  •
  risk of cancellation or rescheduling of orders,

  •
  the highly competitive nature of industries in which the Company operates,

  •
  changes in foreign currency exchange rates, and

  •
  the risk factors and other matters discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward- looking statements to reflect future events or circumstances after the date of such statements.

VEECO INSTRUMENTS INC.

INDEX

		Page
PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Operations— Three Months Ended March 31, 2002 and 2001	4
	Condensed Consolidated Balance Sheets— March 31, 2002 and December 31, 2001	5
	Condensed Consolidated Statements of Cash Flows— Three Months Ended March 31, 2002 and 2001	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURES		16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$80,149	$125,386
Cost of sales	46,414	66,696

Gross profit	33,735	58,690
Costs and expenses:
Research and development expense	13,329	15,107
Selling, general and administrative expense	19,037	21,134
Amortization expense	3,747	1,436
Other expense, net	49	1,406
Restructuring expense	837	—

Operating (loss) income	(3,264)	19,607
Interest expense (income), net	1,486	(767)

(Loss) income from continuing operations before income taxes	(4,750)	20,374
Income tax (benefit) provision	(1,598)	7,158

(Loss) income from continuing operations	(3,152)	13,216
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(343)
Loss on the disposal of discontinued operations, net of taxes	(346)	—

Net (loss) income	$(3,498)	$12,873

(Loss) earnings per common share:
Net (loss) income per common share from continuing operations	$(0.11)	$0.54
Loss from discontinued operations	(0.01)	(0.02)

Net (loss) income per common share	$(0.12)	$0.52

Diluted (loss) income per common share from continuing operations	$(0.11)	$0.52
Loss from discontinued operations	(0.01)	(0.01)

Diluted net (loss) income per common share	$(0.12)	$0.51

Weighted average shares outstanding	29,021	24,678
Diluted weighted average shares outstanding	29,021	25,230

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$219,108	$203,154
Accounts receivable, net	69,815	88,449
Inventories	99,273	101,419
Prepaid expenses and other current assets	15,611	22,636
Deferred income taxes	49,549	46,832

Total current assets	453,356	462,490
Property, plant and equipment at cost, net	76,699	78,547
Goodwill	125,585	125,585
Long-term investments	34,912	23,519
Other assets, net	63,054	65,378

Total assets	$753,606	$755,519

Liabilities and shareholders' equity
Current Liabilities:
Accounts payable	19,809	19,657
Accrued expenses	49,163	58,070
Deferred gross profit	9,265	14,566
Other current liabilities	7,875	12,174

Total current liabilities	86,112	104,467
Long-term debt, net of current portion	235,156	215,519
Other non-current liabilities	11,932	11,562
Shareholders' equity	420,406	423,971

Total liabilities and shareholders' equity	$753,606	$755,519

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net cash provided by operating activities	$1,783	$2,049
Investing Activities
Capital expenditures	(2,078)	(4,451)
Payment for net assets of businesses acquired	—	(1,791)
Net purchases of short-term investments	—	(391)
Net purchases of long-term investments	(2,387)	—

Net cash used in investing activities	(4,465)	(6,633)
Financing Activities
Proceeds from stock issuance	255	272
Repayment of long-term debt, net	(449)	(507)
Proceeds from issuance of long-term debt	20,000	—
Payment for debt issuance costs	(1,185)	—

Net cash provided by (used in) financing activities	18,621	(235)
Effect of exchange rates on cash and cash equivalents	15	2,253

Net change in cash and cash equivalents	15,954	(2,566)
Cash and cash equivalents at beginning of period	203,154	63,419

Cash and cash equivalents at end of period	$219,108	$60,853

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares for the three months ended March 31, 2002 was antidilutive, therefore diluted earnings per share is not presented for such period.

        The following table sets forth the reconciliation of diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Weighted average shares outstanding	29,021	24,678
Dilutive effect of stock options	—	552

Diluted weighted average shares outstanding	29,021	25,230

        In addition, the assumed conversion of subordinated convertible notes is anti-dilutive for the three months ended March 31, 2002 and therefore is not included in the above diluted weighted average shares outstanding.

Note 2—Balance Sheet Information

Inventories

        Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	March 31, 2002	December 31, 2001
	(In thousands)
Raw materials	$56,128	$59,065
Work-in-progress	22,318	26,068
Finished goods	20,827	16,286

	$99,273	$101,419

Other Balance Sheet Information

	March 31, 2002	December 31, 2001
	(In thousands)
Allowance for doubtful accounts	$3,253	$3,350
Accumulated depreciation and amortization of property, plant and equipment	$58,110	$54,826
Accumulated amortization of intangible assets	$16,926	$13,179

Note 3—Segment Information

        The following represents the reportable product segments of the Company as of and for the three months ended March 31, 2002 and 2001, in thousands:

	Net Sales		Income (loss) before interest, taxes and amortization		Total Assets
	2002	2001	2002	2001	2002	2001
Process Equipment	$44,852	$80,297	$(1,856)	$16,302	$308,567	$180,653
Metrology	35,297	45,089	5,121	7,349	136,753	106,441
Restructuring expense	—	—	(837)	—	—	—
Unallocated Corporate amount	—	—	(1,945)	(2,608)	308,286	159,809

Total	$80,149	$125,386	$483	$21,043	$753,606	$446,903

Note 4—Comprehensive Income (Loss)

        Total comprehensive (loss) income was ($3.9) million and $12.0 million for the three months ended March 31, 2002 and 2001, respectively. Other comprehensive income is comprised of foreign currency translation adjustments, minimum pension liability and net unrealized holding gains and losses on available-for-sale securities.

Note 5—Recent Accounting Pronouncements

        Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives are no longer amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and indefinite lived intangible assets at least annually.

        The Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets in the first quarter of 2002. The Company utilized an independent appraisal as part of its evaluation process. The Company has reviewed its business and determined that four reporting units be reviewed for impairment in accordance with the standard. The four reporting units are New York Equipment and Telecommunications, which comprise the process equipment operating segment, and AFM and Optical, which comprise the metrology operating segment. Based upon the independent appraisal and the judgment of management, it was determined that there is no impairment to goodwill as of January 1, 2002.

        The following table outlines the components of goodwill and intangible assets by business segment at March 31, 2002 after the adoption of the standard, in thousands:

	Process Equipment Segment	Metrology Segment	Unallocated Corporate	Total
Goodwill	$102,808	$22,777	$—	$125,585
Intangible assets	42,210	12,606	7,325	62,141

Total	$145,018	$35,383	$7,325	$187,726

        Net income for the three months ended March 31, 2001, includes approximately $0.4 million of goodwill amortization expense. Excluding this amount would have resulted in net income per common share and diluted net income per common share of $0.54 and $0.53, respectively, for the three months ended March 31, 2001.

        In January 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. Adoption of this Statement did not have an impact on the Company's consolidated financial position or results of operations.

Note 6—Recent Events

Restructuring

        During the three months ended March 31, 2002, the Company incurred a restructuring charge of $0.8 million related to the reduction in work force announced in the fourth quarter of 2001. This charge includes severance related costs for approximately 60 employees which included both management and manufacturing employees located at the Company's Minnesota, Plainview and Rochester operations. As of March 31, 2002, approximately $0.3 million has been expended and approximately $0.5 million remains accrued.

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. As of March 31, 2002, approximately $1.7 million of the $3.0 million charge for relocation and termination benefits has been paid and approximately $1.3 million remains accrued.

Discontinued Operations

        In January 2002, Veeco signed a letter of intent to sell the remainder of its industrial measurement business. This is the measurement date of the disposal and accordingly, the Company has classified the industrial measurement business as a discontinued operation. During the three months ended March 31, 2002, the Company recorded an additional loss on the disposal of the discontinued operations of $0.3 million, net of taxes of approximately $0.2 million. The net assets held for sale of approximately $4.0 million are included in prepaid expenses and other current assets in the accompanying March 31, 2002 Condensed Consolidated Balance Sheet. The closing of the sale is expected to take place in the second quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended March 31, 2002 and 2001

        Net sales of $80.1 million for the three months ended March 31, 2002, represents a decrease of 36% from the 2001 comparable period net sales of $125.4 million, reflecting a decrease in both process equipment and metrology sales. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 55%, 14%, 17% and 14%, respectively, of the Company's net sales for the three months ended March 31, 2002. Sales in the U.S. decreased 40% from the comparable 2001 period due to a 43% decline in U.S. process equipment sales, particularly in sales of optical filter deposition products to the telecommunications industry, and a 31% decrease in U.S. metrology sales. This decrease in U.S. sales is offset in part by $9.3 million of sales of molecular beam epitaxy (MBE) equipment produced by Applied Epi, which was acquired in September 2001. Sales in Europe decreased 29% from the comparable 2001 period, due primarily to a decline in etch and deposition equipment sales to the data storage industry. Sales in Japan decreased 49% from the comparable 2001 period as a result of a decline in sales for both etch and deposition equipment and atomic force microscopes (AFMs). Sales in Asia Pacific remained relatively flat from the comparable 2001 period. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $44.8 million for the three months ended March 31, 2002, represents a decrease of $35.5 million, or 44%, from the comparable 2001 period, due primarily to an 88% decrease in optical filter deposition sales to the telecommunications industry, as well as a 30% decline in etch and deposition sales, principally to the data storage industry. Metrology sales of $35.3 million for the three months ended March 31, 2002 decreased by $9.8 million, or 22%, over the comparable 2001 period, due primarily to a 43% decline in sales of optical metrology products, as well as a 15% decrease in the sale of AFMs.

        Veeco received $70.2 million of orders during the three months ended March 31, 2002, a 36% decrease compared to $110.2 million of orders for the comparable 2001 period. Process equipment orders decreased 47% to $38.4 million, principally reflecting a decrease in orders for the telecommunications industry, as well as a decrease in orders for etch and deposition systems by data storage customers. Metrology orders decreased by 15% to $31.8 million, reflecting a decrease in bookings for both the Company's AFM and optical metrology line of products. The book/bill ratio for the first quarter of 2002 was 0.88.

        The order and sales declines are a result of the general economic slowdown that has had a very significant impact on the telecommunications, data storage and semiconductor markets that the Company serves.

        The Company's backlog generally consists of product orders for which a purchase order has been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company's orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company's future performance. Due to the current weak business environment, the Company may experience cancellation and/or rescheduling of orders.

        Gross profit for the three months ended March 31, 2002 of $33.7 million, represents a decrease of $25.0 million from the comparable 2001 period. Gross profit as a percentage of net sales decreased to 42.1% from 46.8% for the three months ended March 31, 2001, primarily as a result of the significant decline in sales volume for both process equipment and metrology.

        Research and development expenses of $13.3 million for the three months ended March 31, 2002, decreased by $1.8 million, or 12%, over the comparable period of 2001. The decrease principally relates the overall decline in business and the cost reduction efforts taken by the Company during the fourth quarter of 2001, which included a 15% workforce reduction, plant consolidations, selective work-week reductions and reduced management salaries.

        Selling, general and administrative expenses of $19.0 million for the three months ended March 31, 2002, decreased by approximately $2.1 million, or 10%, over the comparable 2001 period. The decrease is due to decreased selling and commission expense related to the lower sales volume and the cost cutting measures mentioned above. The decrease in selling, general and administrative expenses is offset, in part, by $2.4 million of expenses from the acquisitions of Applied Epi and ThermoMicroscopes ("TM"), which had no comparable spending in 2001.

        Amortization expense totaled $3.7 million in the first quarter of 2002 versus $1.4 million in 2001. The increase is due primarily to the intangible assets acquired in connection with the acquisitions of Applied Epi and TM, offset in part by $0.4 million of reduced amortization expense related to the accounting requirement to no longer amortize goodwill, effective January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is to be reviewed annually for impairment. As of January 1, 2002, no impairment exists.

        Other expense decreased $1.4 million due to a significant reduction in foreign currency exchange losses, compared to the first quarter of 2001.

        During the three months ended March 31, 2002, the Company incurred a restructuring charge of $0.8 million related to the reduction in work force announced in the fourth quarter of 2001. This charge includes severance related costs for approximately 60 employees which included both management and manufacturing employees located at the Company's Minnesota, Plainview and Rochester operations. As of March 31, 2002, approximately $0.3 million has been expended and approximately $0.5 million remains accrued. During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. As of March 31, 2002, approximately $1.7 million of the $3.0 million charge for relocation and termination benefits has been paid and approximately $1.3 million remains accrued.

        Interest expense, net of $1.5 million for the three months ended March 31, 2002 increased $2.3 million from the comparable 2001 period as a direct result of the issuance of $220.0 million of 4.125% convertible subordinated notes, which occurred in December 2001 and January 2002.

        Income taxes for the three months ended March 31, 2002 amounted to a benefit of $1.6 million, or 34%, of loss before income taxes, as compared to $7.2 million, or 35%, of income before income taxes, for the same period of 2001.

        Quarterly information for the three months ended March 31, 2001, has been restated from that previously filed on the Quarterly Report on Form 10-Q for such period, due to the required accounting for the discontinued operations of the Company's industrial measurement segment.

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

        Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller's price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new applications of the Company's existing products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

        Inventory Valuation:    Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-progress, finished goods and spare parts. Obsolete inventory or inventory in excess of management's estimated usage for the next 18 to 24 month's requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to Veeco's future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

        Goodwill and Intangible Asset Impairment:    The Company has significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required, during the annual review process, to record an impairment charge for these assets in accordance with SFAS No. 142.

        Derivatives:    During the three months ended March 31, 2002, the Company used derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts (which during the three months ended March 31, 2002, included a majority of the Company's foreign subsidiaries). The Company does not use derivative financial instruments for trading or speculative purposes. The Company's forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings.

Liquidity and Capital Resources

        Cash flows from operations were $1.8 million for the three months ended March 31, 2002, as compared to $2.0 million for the comparable 2001 period. Net income adjusted for non-cash items provided operating cash flows of $2.1 million for the three months ended March 31, 2002 compared to $24.7 million for the comparable 2001 period. The amount of net income adjusted for non-cash items for the three months ended March 31, 2002 was offset by a decrease in working capital of $0.3 million. Accounts receivable for the three months ended March 31, 2002 decreased by $18.1 million, primarily as a result of the decrease in sales volume from the fourth quarter of 2001. Deferred gross profit for the three months ended March 31, 2002 decreased by $5.3 million as a result of revenue recognition on tools that received final customer acceptance. Taxes payable decreased by $8.1 million, as a result of income tax payments made by the Company's Japanese subsidiary and various other tax payments made in the first quarter of 2002 related to sales and foreign taxes. In addition, accrued expenses decreased as a result of bonuses paid in the first quarter of 2002 and the decrease in accrued commission expense related to the decline in sales volume.

        In December 2001, the Company issued $200.0 million of 4.125% convertible subordinated notes, and in January 2002, the Company issued an additional $20.0 million of notes pursuant to an over allotment option.

        In connection with the subordinated notes issuance in December 2001 and January 2002, the Company purchased approximately $25.9 million of U.S. government securities, which have been pledged to the trustee under the indenture as security for the exclusive benefit of the holders of the notes. These securities will be sufficient to provide for the payment in full of the first six scheduled interest payments due on the notes and represent restricted investments.

        Funds from operations and the use of proceeds received from the issuance of the subordinated note over allotment option in January 2002 were used to pay for capital expenditures and the scheduled repayment of long-term debt.

        At March 31, 2002, Veeco's contractual cash obligations and commitments relating to its debt obligations and lease payments are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$238,614	$3,458	$3,022	$1,261	$230,873
Operating leases	17,060	2,456	4,558	3,205	6,841
Letters of credit	3,971	3,971	—	—	—

	$259,645	$9,885	$7,580	$4,466	$237,714

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $100.0 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        Veeco's net sales to foreign customers represented approximately 45% of Veeco's total net sales for the three months ended March 31, 2002 and 41% for the comparable 2001 period. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 19% of Veeco's total net sales for the three months ended March 31, 2002, and 15% for the comparable 2001 period. The aggregate foreign currency exchange loss included in determining consolidated results of operations was immaterial during the three months ended March 31, 2002, and was $1.5 million, net of $0.9 million of realized gains on forward exchange contracts, for the three months ended March 31, 2001. The change in currency exchange rates that have the largest impact on translating Veeco's international operating profit are the Japanese Yen and the Euro. The Company estimates that based upon the March 31, 2002 balance sheet, a 10% change in foreign currency exchange rates would impact reported operating profit by approximately $1.4 million. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $1.2 million for the three months ended March 31, 2002. As of March 31, 2002, there were no open forward contracts.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
10.1	Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001 Exhibit 10.4
10.2
	Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001 Exhibit 10.5
10.3	Security Agreement dated as of March 20, 2002 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and Fleet National Bank, as administrative agent.	*

*
Filed herewith

(b)
Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2002

Veeco Instruments Inc.
By:	/s/ EDWARD H. BRAUN
Edward H. Braun Chairman, Chief Executive Officer and President
By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr. Executive Vice President, Chief Financial Officer, Treasurer and Secretary

QuickLinks

SAFE HARBOR STATEMENT
INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
Veeco Instruments Inc. and Subsidiaries Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)
Veeco Instruments Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
Veeco Instruments Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
  Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES