Form 10-Q
period 2002-06-30
VEECO INSTRUMENTS INC
filed 2002-08-14
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2002

Commission file number 0-16244

VEECO INSTRUMENTS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2989601 (I.R.S. Employer Identification Number)
100 Sunnyside Blvd. Woodbury, NY (Address of principal executive offices)	11797 (zip code)

Registrant's telephone number, including area code:(516) 677-0200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes /x/ No / /

29,134,679 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 30, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (the "Report") contains certain forward-looking statements about Veeco within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Forward-looking statements include expectations about market conditions or about market acceptance, expectations of future sales or gross profits, possible or assumed future results of operations of Veeco and the statements included in Items 2 and 3 hereof, as well as within this Report generally. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words or phrases such as "will likely result," "expect," "will continue," "anticipate," "believe," "estimate," "intend," "plan," "project" and similar expressions are intended to identify forward-looking statements. Actual results may vary materially from those expressed in such forward-looking statements as a result of various factors, including:

  •
  The fact that these forward-looking statements are based on information of a preliminary nature which may be subject to further and continuing review and adjustment;

  •
  The risk of favorable customer contracts expiring or being renewed on less attractive terms;

  •
  Dependence on principal customers;

  •
  Seasonality in the scientific research sector;

  •
  The cyclical nature of the semiconductor, data storage, telecommunications/wireless and scientific research industries;

  •
  Fluctuations in quarterly operating results;

  •
  Risks associated with the acceptance of new products by individual customers and by the marketplace;

  •
  Risk of cancellation or rescheduling of orders;

  •
  The highly competitive nature of the industries in which the Company operates;

  •
  The financial condition of Veeco's customers;

  •
  Changes in foreign currency exchange rates; and

  •
  The other matters discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Although Veeco believes that these forward-looking statements are reasonable, Veeco cannot assure you that these expectations will prove to be correct.

        Veeco cautions you not to put undue reliance on any forward-looking statement contained in this Report. The risk factors and cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Veeco or persons acting on its behalf may issue. Except as otherwise required by federal securities laws, Veeco has no intention or obligation to update or revise any forward-looking statement after this document is filed to reflect the occurrence of unanticipated events or to reflect events or circumstances after the date on which such statement is made.

VEECO INSTRUMENTS INC.
INDEX

Part I.    Financial Information

Item 1.    Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Net sales	$77,339	$112,095
Cost of sales	42,137	58,956

Gross profit	35,202	53,139
Costs and expenses:
Selling, general and administrative expense	19,335	20,714
Research and development expense	13,928	14,805
Amortization expense	3,172	881
Other (income) expense, net	(285)	226
Restructuring expense	1,050	1,000

Operating (loss) income from continuing operations	(1,998)	15,513
Interest expense (income), net	1,477	(397)

(Loss) income from continuing operations before income taxes	(3,475)	15,910
Income tax (benefit) provision	(1,856)	5,435

(Loss) income from continuing operations	(1,619)	10,475
Loss from discontinued operations, net of taxes	—	(475)

Net (loss) income	$(1,619)	$10,000

(Loss) earnings per common share:
(Loss) income per common share from continuing operations	$(0.06)	$0.42
Loss from discontinued operations	—	(0.02)

Net (loss) income per common share	$(0.06)	$0.40

Diluted (loss) income per common share from continuing operations	$(0.06)	$0.42
Loss from discontinued operations	—	(0.02)

Diluted net (loss) income per common share	$(0.06)	$0.40

Weighted average shares outstanding	29,083	24,767
Diluted weighted average shares outstanding	29,083	25,215

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Net sales	$157,488	$237,481
Cost of sales	88,551	125,652

Gross profit	68,937	111,829
Costs and expenses:
Selling, general and administrative expense	38,372	41,848
Research and development expense	27,257	29,912
Amortization expense	6,919	2,317
Other (income) expense, net	(236)	1,632
Restructuring expense	1,887	1,000

Operating (loss) income from continuing operations	(5,262)	35,120
Interest expense (income), net	2,963	(1,164)

(Loss) income from continuing operations before income taxes	(8,225)	36,284
Income tax (benefit) provision	(3,454)	12,593

(Loss) income from continuing operations	(4,771)	23,691
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(818)
Loss on disposal of discontinued operations, net of taxes	(346)	—

Net (loss) income	$(5,117)	$22,873

(Loss) earnings per common share:
(Loss) income per common share from continuing operations	$(0.16)	$0.96
Loss from discontinued operations	(0.02)	(0.03)

Net (loss) income per common share	$(0.18)	$0.93

Diluted (loss) income per common share from continuing operations	$(0.16)	$0.94
Loss from discontinued operations	(0.02)	(0.03)

Diluted net (loss) income per common share	$(0.18)	$0.91

Weighted average shares outstanding	29,052	24,722
Diluted weighted average shares outstanding	29,052	25,222

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$221,343	$203,154
Accounts receivable, net	73,026	88,449
Inventories	104,163	102,103
Prepaid expenses and other current assets	7,715	21,952
Deferred income taxes	54,167	46,832

Total current assets	460,414	462,490
Property, plant and equipment at cost, net	74,711	78,547
Goodwill	125,585	125,585
Long-term investments	30,453	23,519
Other assets, net	61,402	65,378

Total assets	$752,565	$755,519

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$21,105	$19,657
Accrued expenses	44,605	58,070
Deferred gross profit	6,757	14,566
Other current liabilities	9,597	12,174

Total current liabilities	82,064	104,467
Long-term debt, net of current portion	234,729	215,519
Other non-current liabilities	11,924	11,562
Shareholders' equity	423,848	423,971

Total liabilities and shareholders' equity	$752,565	$755,519

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Net cash (used in) provided by operating activities	$(2,659)	$8,400
Investing Activities
Capital expenditures	(4,242)	(9,074)
Proceeds from sale of industrial measurement business	3,750	—
Proceeds from sale of property, plant and equipment	1,790	11
Payment for net assets of businesses acquired	—	(7,529)
Net purchases of short-term investments	—	(733)
Net maturities of long-term investments	1,779	—

Net cash provided by (used in) investing activities	3,077	(17,325)
Financing Activities
Proceeds from stock issuance	983	2,358
Repayment of long-term debt, net	(815)	(809)
Proceeds from issuance of long-term debt	20,000	—
Payment for debt issuance costs	(1,260)	—

Net cash provided by financing activities	18,908	1,549
Effect of exchange rates on cash and cash equivalents	(1,137)	4,197

Net change in cash and cash equivalents	18,189	(3,179)
Cash and cash equivalents at beginning of period	203,154	63,419

Cash and cash equivalents at end of period	$221,343	$60,240

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares for the three and six months ended June 30, 2002 was antidilutive, therefore diluted earnings per share is not presented for such periods.

        The following table sets forth the reconciliation of diluted weighted average shares outstanding:

	Three Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Weighted average shares outstanding	29,083	24,767	29,052	24,722
Dilutive effect of stock options and warrants	—	448	-	500

Diluted weighted average shares outstanding	29,083	25,215	29,052	25,222

        The assumed conversion of subordinated convertible notes is antidilutive for the three and six months ended June 30, 2002 and therefore is not included in the above diluted weighted average shares outstanding.

Note 2—Balance Sheet Information

Inventories

        Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	June 30, 2002	December 31, 2001
	(In thousands)
Raw materials	$58,885	$59,065
Work-in-progress	26,012	26,068
Finished goods	19,266	16,970

	$104,163	$102,103

Other Balance Sheet Information

	June 30, 2002	December 31, 2001
	(In thousands)
Allowance for doubtful accounts	$3,149	$3,350
Accumulated depreciation and amortization of property, plant and equipment	$61,110	$54,826
Accumulated amortization of intangible assets	$20,098	$13,179

Reclassifications

        Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

Note 3—Segment Information

        The following represents the reportable product segments of the Company, in thousands:

	Process Equipment	Metrology	Unallocated Corporate Amount	Restructuring Charges	Total
Three Months Ended June 30, 2002
Net sales	$36,923	$40,416	$—	$—	$77,339
Income (loss) from continuing operations before interest, taxes and amortization	(2,396)	6,695	(2,075)	(1,050)	1,174
Three Months Ended June 30, 2001
Net sales	73,245	38,850	—	—	112,095
Income (loss) from continuing operations before interest, taxes and amortization	12,014	6,144	(764)	(1,000)	16,394
Six Months Ended June 30, 2002
Net sales	81,775	75,713	—	—	157,488
Income (loss) from continuing operations before interest, taxes and amortization	(4,252)	11,816	(4,020)	(1,887)	1,657
Total assets	309,312	130,906	312,347	—	752,565
Six Months Ended June 30, 2001
Net sales	153,542	83,939	—	—	237,481
Income (loss) from continuing operations before interest, taxes and amortization	28,316	13,493	(3,372)	(1,000)	37,437
Total assets	$183,599	$102,962	$154,260	$—	$440,821

Note 4—Comprehensive Income (Loss)

        Total comprehensive income (loss) was $1.9 million and ($2.1) million for the three and six months ended June 30, 2002, respectively, and $9.7 million and $21.7 million for the three and six months ended June 30, 2001, respectively. Other comprehensive income (loss) is comprised of foreign currency translation adjustments, minimum pension liability and net unrealized holding gains and losses on available-for-sale securities.

Note 5—Recent Accounting Pronouncements

        Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives are no longer amortized under the provisions of this standard. Intangible assets with definite lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and indefinite lived intangible assets at least annually.

        The Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets in the first quarter of 2002. The Company utilized an independent appraisal as part of its evaluation process. The Company has reviewed its business and determined that four reporting units be reviewed for impairment in accordance with the standard. The four reporting units are New York Equipment and Telecommunications Equipment, which comprise the process equipment operating segment, and Atomic Force Microscope ("AFM") and Optical, which comprise the metrology operating segment. Based upon the independent appraisal and the judgment of management, it was determined that there is no impairment to goodwill or intangibles with definite lives as of January 1, 2002.

        The following table outlines the components of goodwill and intangible assets by business segment at June 30, 2002 after the adoption of the standard, in thousands:

	Process Equipment Segment	Metrology Segment	Unallocated Corporate	Total
Goodwill	$102,808	$22,777	$—	$125,585
Intangible assets	40,285	11,913	7,113	59,311

Total	$143,093	$34,690	$7,113	$184,896

        Net income for the three and six months ended June 30, 2001, includes approximately $0.4 million and $0.8 million of goodwill amortization expense, respectively. Excluding these amounts would have resulted in net income per common share and diluted net income per common share of $0.42 and $0.41, and $0.96 and $0.94, respectively for the three and six months ended June 30, 2001.

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

Note 6—Recent Events

Restructuring

        During the six months ended June 30, 2002, the Company incurred a restructuring charge of approximately $1.9 million related to the reduction in work force announced in both the fourth quarter of 2001 and the first quarter of 2002. Of this amount, approximately $1.1 million was recorded in the second quarter of 2002. The $1.9 million charge includes severance related costs for approximately 90 employees which included both management and manufacturing employees located at each of the Company's process equipment operations, as well as at the Company's Minnesota metrology facility. As of June 30, 2002, approximately $0.7 million has been expended and approximately $1.2 million remains accrued, which is expected to be paid during the next six months.

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. As of June 30, 2002, approximately $2.2 million of the $3.0 million charge for relocation and termination benefits has been paid and approximately $0.8 million remains accrued. Of the $0.8 million, $0.3 million relates to rental payments on a lease agreement for space that the Company has vacated and will be paid over the next four years.

Discontinued Operations

        In May 2002, the Company sold the remainder of its industrial measurement business. During the six months ended June 30, 2002, the Company recorded an additional loss on the disposal of the discontinued operations of $0.3 million, net of taxes of approximately $0.2 million.

Note 7—Subsequent Events

        On July 11, 2002, the Company signed a definitive merger agreement with FEI Company ("FEI"), of Hillsboro, Oregon. Under the terms of the agreement, FEI shareholders will receive 1.355 shares of Veeco common stock for each share of FEI common stock outstanding. Based upon FEI's approximately 32 million shares outstanding, the FEI shareholders will receive approximately 44 million Veeco shares. The merger, which will be accounted for under the purchase method, is expected to close in the fourth quarter of 2002, subject to the approval of shareholders of both companies, certain regulatory approvals and other customary closing conditions. Upon consummation of the merger, FEI will become a wholly-owned subsidiary of Veeco, and Veeco will be renamed Veeco FEI Inc. FEI designs, manufactures, markets and services products based on focused charged particle beam technology. FEI's products include transmission electron microscopes (TEM), scanning electron microscopes (SEM), focused ion-beam systems (FIBs) and DualBeam systems that combine a FIB column and a SEM column on a single platform. FEI also designs, manufactures and sells certain components of electron microscopes and FIBs to other manufacturers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended June 30, 2002 and 2001

        Net sales of $77.3 million for the three months ended June 30, 2002, represent a decrease of $34.8 million, or 31%, from the 2001 comparable period sales of $112.1 million, resulting principally from a decrease in sales of process equipment products. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 36%, 21%, 18% and 25%, respectively, of the Company's net sales for the three months ended June 30, 2002. Sales in the U.S. decreased 56% from the comparable 2001 period due to a 67% decline in U.S. process equipment sales, particularly for sales of optical filter deposition products to the telecommunications industry, as well as a 27% decrease in U.S. metrology sales. Sales in Europe and Asia Pacific increased 32% and 81%, respectively. The increase in Europe is principally a result of $3.7 million of sales of molecular beam epitaxy (MBE) equipment produced by Veeco's Applied Epi subsidiary, which was acquired by the Company in September 2001. The increase in Asia Pacific is principally a result of an increase in etch and deposition equipment sales to the data storage industry, as well as an increase of $6.5 million in sales of optical metrology products. Sales in Japan decreased 49% from the 2001 comparable period, due primarily to declines in sales in both etch and deposition and optical filter deposition products. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $36.9 million for the three months ended June 30, 2002, decreased by $36.3 million, or 50%, from the comparable 2001 period. The decrease in process equipment sales has resulted from a decline in sales of optical filter deposition equipment to the telecommunications industry, as well as a decrease in sales to the data storage industry. Metrology sales of $40.4 million for the three months ended June 30, 2002, increased slightly (4%) from the comparable prior period sales of $38.9 million.

        Veeco received $78.2 million of orders during the three months ended June 30, 2002, a 3% decrease compared to $80.3 million of orders for the comparable 2001 period. Process equipment orders decreased 8% to $37.1 million, due to a decline in orders from optical telecommunications and data storage customers. Veeco's Ion Tech subsidiary had a decrease of $2.3 million, or 25%, in orders from the comparable 2001 period. Etch and deposition equipment orders decreased 19% to $25.2 million from $31.2 million for the comparable 2001 period. Metrology orders increased slightly (2%) to $41.1 million. The Company's book/bill ratio for the second quarter of 2002 was 1.01.

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

        Gross profit, as a percentage of net sales decreased to 45.5%, for the second quarter of 2002, from 47.4% for the comparable 2001 period. The decline is attributable to the decrease in sales volume of process equipment products.

        Selling, general and administrative expenses of $19.3 million for the three months ended June 30, 2002, decreased by approximately $1.4 million from the 2001 comparable period due principally to cost reductions implemented by the Company in the fourth quarter of 2001 and the first quarter of 2002, as well as a decrease in selling and commission expenses as a result of the decreased sales volume. The decrease is partially offset by the selling, general and administrative expenses of Veeco's Applied Epi and TM Microscopes ("TM") subsidiaries, which were acquired in the third quarter of 2001, and thus had no comparable spending in the second quarter of 2001.

        Research and development expenses of $13.9 million for the three months ended June 30, 2002, decreased by approximately $0.9 million, or 6%, from the comparable period of 2001, due primarily to cost reduction efforts implemented by the Company in the fourth quarter of 2001 and the first quarter of 2002.

        Amortization expense totaled $3.2 million in the three months ended June 30, 2002 compared with $0.9 million in 2001. The increase is due primarily to the intangible assets acquired in connection with the acquisitions of Applied Epi and TM, offset in part by $0.4 million of reduced amortization expense related to the accounting requirement to no longer amortize goodwill, effective January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is to be reviewed annually for impairment. As of January 1, 2002, no impairment exists.

        During the three months ended June 30, 2002, the Company recorded a restructuring charge of $1.1 million. This charge includes severance related costs for approximately 30 employees, which included both management and manufacturing employees, located in each of the Company's process equipment group and the Minnesota metrology facility. As of June 30, 2002, approximately $0.2 million has been expended and approximately $0.9 million remains accrued.

        Other (income) expense, net, for the three months ended June 30, 2002, decreased $0.5 million from the comparable 2001 period due to the decrease in foreign currency exchange losses.

        Interest expense, net, of $1.5 million for the three months ended June 30, 2002 increased $1.9 million from the comparable 2001 period as a direct result of the issuance of $220.0 million of 4.125% convertible subordinated notes, which occurred in December 2001 and January 2002.

        Income taxes for the three months ended June 30, 2002, amounted to a $1.9 million income tax benefit, or 53% of loss before income taxes, as compared to a $5.4 million income tax provision, or 34% of income before income taxes, for the same period of 2001. The higher than statutory effective benefit rate of 53% in 2002 is a result of the impact of R&D tax credits along with foreign tax benefits.

        Quarterly information for the three months ended June 30, 2001, has been restated from that previously filed on the Quarterly Report on Form 10-Q for such period, due to the required accounting to reflect the discontinued operations of the Company's industrial measurement segment, which was recorded in the quarter ended December 31, 2001.

Six Months Ended June 30, 2002 and 2001

        Net sales were $157.5 million for the six months ended June 30, 2002, representing a decrease of approximately $80.0 million, or 34%, from the comparable 2001 period. The decrease is primarily a result of a decrease in process equipment sales. Sales in the U.S., Europe, Japan and Asia Pacific accounted for 46%, 17%, 17% and 20%, respectively, of the Company's net sales for the six months ended June 30, 2002. Sales in the U.S. decreased by 47%, principally as a result of decreased process equipment sales of optical filter deposition products to the telecommunications industry, as well as a decline in sales to the data storage industry. Metrology sales also decreased, primarily as a result of a decline in sales to customers in the semiconductor industry. Sales in Europe remained relatively flat when compared to the comparable 2001 period. Sales in Japan decreased by 49%, primarily as a result of decreases in process equipment sales, as well as decreased metrology sales from the comparable

2001 period. Asia Pacific sales increased by 45% principally as a result of a 78% increase in process equipment sales, primarily from sales of etch and deposition equipment to data storage customers. Metrology sales for Asia Pacific also increased by 32% from the prior period, as a result of increased sales of optical metrology products.

        Process equipment sales were $81.8 million for the six months ended June 30, 2002, a decrease of approximately $71.8 million, or 47%, from the comparable 2001 period. The decrease is primarily due to a decrease in process equipment sales of $89.3 million to the telecommunications and data storage industries, offset in part by sales of $17.5 million of MBE equipment produced by Veeco's Applied Epi subsidiary. Metrology sales for the six months ended June 30, 2002, were $75.7 million, a decrease of approximately $8.2 million, or 10%, compared to the comparable 2001 period, reflecting a 9% drop in sales of AFMs and a 13% decline in optical metrology sales.

        Veeco received $148.5 million of orders for the six months ended June 30, 2002, a 22% decrease compared to $190.5 million of orders in the comparable 2001 period. Process equipment orders decreased 33% to $75.6 million, principally reflecting decreases in both telecommunications and data storage orders. Metrology orders decreased 6% to $72.9 million, reflecting a decrease in AFM orders. The book/bill ratio for the six months ended June 30, 2002 was 0.94.

        Gross profit for the six months ended June 30, 2002, as a percentage of net sales decreased to 43.8%, from 47.1% for the comparable 2001 period. The decline from the prior period is primarily attributable to the volume decrease in process equipment sales, in particular optical filter deposition products to the telecommunications industry.

        Selling, general and administrative expenses of $38.4 million for the six months ended June 30, 2002, represent a decrease of approximately $3.5 million, or 8%, from the comparable 2001 period, due principally to a decrease in selling and commission expense in response to the decreased sales volume, as well as cost reduction efforts implemented by the Company in the fourth quarter of 2001 and the first quarter of 2002. The decrease is partially offset by the selling, general and administrative expenses of Applied Epi and TM subsidiaries, which were acquired by the Company in the third quarter of 2001, and thus had no comparable spending in the first six months of 2001.

        Research and development expenses of $27.3 million for the six months ended June 30, 2002, represent a decrease of approximately $2.7 million, or 9%, from the comparable period of 2001, as a result of the cost reduction efforts implemented by the Company in the fourth quarter of 2001 and the first quarter of 2002.

        During the six months ended June 30, 2002, the Company incurred restructuring charges of $1.9 million in connection with a reduction in work force announced in the fourth quarter of 2001 and the first quarter of 2002. This charge includes severance related costs for approximately 90 employees which included both management and manufacturing employees located at each of the Company's process equipment operations and Minnesota metrology facility. As of June 30, 2002, approximately $0.7 million has been expended and approximately $1.2 million remains accrued. During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. As of June 30, 2002, approximately $2.2 million of the $3.0 million charge for relocation and termination benefits has been paid and approximately $0.8 million remains accrued.

        Amortization expense totaled $6.9 million in the six months ended June 30, 2002 compared with $2.3 million in 2001 period, due to the acquisition of intangible assets discussed in the three-month results. This amount is offset in part by $0.8 million of reduced amortization expense related to the accounting requirement to no longer amortize goodwill, effective January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is to be reviewed annually for impairment. As of January 1, 2002, no impairment exists.

        Other (income) expense, net, for the six months ended June 30, 2002, decreased $1.9 million from the comparable 2001 period due to the foreign currency exchange losses experienced in the first quarter of 2001, which did not occur in 2002.

        Interest expense, net, of $3.0 million for the six months ended June 30, 2002, increased $4.1 million from the comparable 2001 period as a direct result of the issuance of $220.0 million of 4.125% convertible subordinated notes, which occurred in December 2001 and January 2002.

        Income taxes for the six months ended June 30, 2002, amounted to a $3.5 million income tax benefit, or 42% of loss before income taxes, as compared to a $12.6 million income tax provision, or 35% of income before income taxes, for the same period of 2001.

        Quarterly information for the six months ended June 30, 2001, has been restated from that previously filed on the Quarterly Report on Form 10-Q for such period, due to the required accounting to reflect the discontinued operations of the Company's industrial measurement segment, which was recorded in the quarter ended December 31, 2001.

Critical Accounting Policies

        General:    Veeco's discussion and analysis of its financial condition and results of operations are based upon Veeco's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to derivatives, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring costs and contingent litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and intangible assets and derivatives to be critical policies due to the estimation processes involved in each.

        Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, the price of goods or services being sold is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new applications of the

Company's existing products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

        Derivatives:    During the six months ended June 30, 2002, the Company used derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany balances and other known foreign currency exposures, the Company enters into monthly forward contracts (which during the six months ended June 30, 2002, included a majority of the Company's foreign subsidiaries). The Company does not use derivative financial instruments for trading or speculative purposes. The Company's forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings.

Liquidity and Capital Resources

        Cash flows used in operations were $2.7 million for the six months ended June 30, 2002, as compared to cash flows from operations of $8.4 million for the comparable 2001 period. Net income adjusted for non-cash items provided operating cash flows of $3.6 million for the six months ended June 30, 2002 compared to $41.5 million for the comparable 2001 period. The amount of net income adjusted for non-cash items for the six months ended June 30, 2002 was offset by an increase in working capital of $6.2 million. Accounts receivable for the six months ended June 30, 2002 decreased by $19.1 million, primarily as a result of the decrease in sales volume from the fourth quarter of 2001. Deferred gross profit for the six months ended June 30, 2002 decreased by $7.8 million, primarily as a result of revenue recognition on tools that received final customer acceptance. Accrued expenses and other current liabilities decreased $17.2 million, primarily as a result of income tax payments made by the Company's Japanese subsidiary, and various other tax payments made in the first six months of 2002 related to sales and foreign taxes. In addition, accrued expenses decreased as a result of bonuses paid in the first quarter of 2002 and the decrease in accrued commission expense and customer deposits related to the decline in sales volume and orders.

        Cash flows from investing activities of $3.1 million for the six months ended June 30, 2002, are a result of the proceeds from the sale of the Company's industrial measurement business of $3.7 million, which closed in May 2002, proceeds from the sale of property, plant and equipment of $1.8 million and maturities of long-term investments of $1.8 million, offset by capital expenditures of $4.2 million.

        In December 2001, the Company issued $200.0 million of 4.125% convertible subordinated notes, and in January 2002, the Company issued an additional $20.0 million of those notes pursuant to the exercise of an over-allotment option.

        In connection with the subordinated notes issuance in December 2001 and January 2002, the Company purchased approximately $25.9 million of U.S. government securities, which have been pledged to the trustee under the indenture as security for the exclusive benefit of the holders of the notes. These securities will be sufficient to provide for the payment in full of the first six scheduled interest payments due on the notes and represent restricted investments. The first interest payment was made on June 21, 2002 in the amount of $4.5 million.

        Funds from operations, the use of proceeds received from the issuance of the subordinated notes in connection with the exercise of the over-allotment option in January 2002 and the maturities of long-term investments were used to pay for capital expenditures and the scheduled repayment of long-term debt.

        At June 30, 2002, Veeco's contractual cash obligations and commitments relating to its debt obligations and lease payments are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$238,248	$3,519	$2,595	$1,261	$230,873
Operating leases	16,241	1,637	4,558	3,205	6,841
Letters of credit	3,283	3,271	12	—	—

	$257,772	$8,427	$7,165	$4,466	$237,714

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $100.0 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        Veeco's net sales to foreign customers represented approximately 64% and 54% of Veeco's total net sales for the three and six months ended June 30, 2002, respectively, and 44% and 42% for the three and six months ended June 30, 2001, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 20% of Veeco's total net sales for both the three and six months ended June 30, 2002, respectively, and 12% and 14% for the three and six months ended June 30, 2001, respectively. The aggregate foreign currency exchange gain included in determining consolidated results of operations was $0.2 million, net of $0.5 million of realized hedging losses in the three months ended June 30, 2002. The aggregate foreign currency exchange loss in the first quarter of 2002 was immaterial. The aggregate foreign currency exchange loss included in determining consolidated results of operations was $0.3 million and $1.7 million, net of $0.1 million and $1.0 million of realized hedging gains in the three and six months ended June 30, 2001, respectively. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany balances and other known currency exposures. The average notional amount of such contracts was approximately $2.1 million and $1.6 million for the three and six months ended June 30, 2002, respectively. As of June 30, 2002, there were no open forward contracts. The change in currency exchange rates that has the largest impact on translating Veeco's international operating profit are the Japanese Yen and the Euro. The Company estimates that based upon the June 30, 2002 balance sheet, a 10% change in foreign currency exchange rates would be immaterial to reported operating profit. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of the Company was held on May 10, 2002. The matters voted on at the meeting were: (a) the election of three directors: (i) Joel A. Elftmann, (ii) Paul R. Low, and (iii) Walter J. Scherr; (b) the approval of an amendment to the Veeco Instruments Inc. 2000 Stock Option Plan; (c) the approval of an amendment to the Company's Certificate of Incorporation; and (d) the ratification of the Board's appointment of Ernst & Young as the independent auditors of the Company's financial statements for the year ending December 31, 2002. As of the record date for the meeting, there were 29,027,006 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting. The results of the voting were as follows:

Matter	For	Withheld/Against	Abstained	Broker Non-Votes
(a)(i)	22,678,943	318,596	0	0
(a)(ii)	22,678,943	318,596	0	0
(a)(iii)	22,678,943	318,596	0	0
(b)	12,469,519	3,997,196	300,343	6,230,481
(c)	22,272,046	710,913	14,580	0
(d)	22,407,787	569,862	19,890	0

Item 5. Other Information

        On July 11, 2002, the Company signed a definitive merger agreement with FEI Company ("FEI"), of Hillsboro, Oregon. Under the terms of the agreement, FEI shareholders will receive 1.355 shares of Veeco common stock for each share of FEI common stock outstanding. Based upon FEI's approximately 32.0 million shares outstanding, the FEI shareholders will receive approximately 44.0 million Veeco shares. The merger, which will be accounted for under the purchase method, is expected to close in the fourth quarter of 2002, subject to the approval of shareholders of both companies, certain regulatory approvals and other customary closing conditions. Upon consummation of the merger, FEI will become a wholly-owned subsidiary of Veeco, and Veeco will be renamed Veeco FEI Inc. FEI designs, manufactures, markets and services products based on focused charged particle beam technology. FEI's products include transmission electron microscopes (TEM), scanning electron microscopes (SEM), focused ion-beam systems (FIBs) and DualBeam systems that combine a FIB column and a SEM column on a single platform. FEI also designs, manufactures and sells certain components of electron microscopes and FIBs to other manufacturers.

        On August 12, 2002, in connection with the proposed merger, the Company and FEI filed with the SEC a joint proxy statement/registration statement on Form S-4 containing a prospectus relating to the shares of the Company's common stock to be issued to FEI's shareholders. Investors and security holders are urged to read the joint proxy statement/registration statement because it contains important information about the proposed merger. Investors and security holders may obtain copies of this document, as well as other SEC filings of the Company and FEI, free of charge from the SEC's website at www.sec.gov, as well as from the applicable company by directing a request to Investor Relations for the Company, at (516) 677-0200, Ext. 1403 and to Investor Relations for FEI, at (503) 640-7500, Ext. 7527.

        This report does not constitute an offer of any securities for sale.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

(a) Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
2.1	Agreement and Plan of Merger, dated as of July 11, 2002, among Veeco Instruments Inc., Venice Acquisition Corp. and FEI Company.	Registration Statement on Form S-4 (File Number 333-97977) filed August 12, 2002, Exhibit 2.1
2.2	Voting Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and the shareholders of FEI Company listed on Schedule A attached thereto.	Current Report on Form 8-K/A filed July 22, 2002, Exhibit 2.2
2.3	Voting Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and Philips Business Electronics International B.V.	Current Report on Form 8-K filed July 12, 2002, Exhibit 2.3
2.4	Investor Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and Philips Business Electronics International B.V.	Current Report on Form 8-K filed July 12, 2002, Exhibit 2.4
4.1	Amendment No. 2 to the Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company.	Current Report on Form 8-K filed July 12, 2002, Exhibit 4.1
10.1	Amendment No. 2 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 10, 2002.	Registration Statement on Form S-8 (File Number 333-88946) filed May 23, 2002, Exhibit 4.1
10.2	Amendment To Loan Documents effective as of September 17, 2001, by and between Jackson National Life Insurance Company, as Lender, and Applied Epi, Inc., as Borrower (executed in June 2002).	*
10.3	Employment Agreement, dated as of July 11, 2002, between Vahè A. Sarkissian and Veeco Instruments Inc.	Current Report on Form 8-K filed July 12, 2002, Exhibit 10.1
10.4	Employment Agreement, dated as of July 11, 2002, between Edward H. Braun and Veeco Instruments Inc.	Current Report on Form 8-K filed July 12, 2002, Exhibit 10.2
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*
Filed herewith

(b)
Reports on Form 8-K.

        The Registrant filed a Current Report on Form 8-K on July 12, 2002 regarding the Agreement and Plan of Merger dated July 11, 2002 among Veeco Instruments Inc., Venice Acquisition Corp. and FEI Company and certain related matters.

        The Registrant filed an amendment on Form 8-K/A on July 22, 2002 to its Current Report on Form 8-K dated July 12, 2002 to reflect certain additional parties to the Voting Agreement dated as of July 11, 2002 among Veeco and certain stockholders of FEI Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002
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

Number	Description	Incorporated by Reference to the Following Document:
2.1	Agreement and Plan of Merger, dated as of July 11, 2002, among Veeco Instruments Inc., Venice Acquisition Corp. and FEI Company.	Registration Statement on Form S-4 (File Number 333-97977) filed August 12, 2002, Exhibit 2.1
2.2	Voting Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and the shareholders of FEI Company listed on Schedule A attached thereto.	Current Report on Form 8-K/A filed July 22, 2002, Exhibit 2.2
2.3	Voting Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and Philips Business Electronics International B.V.	Current Report on Form 8-K filed July 12, 2002, Exhibit 2.3
2.4	Investor Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and Philips Business Electronics International B.V.	Current Report on Form 8-K filed July 12, 2002, Exhibit 2.4
4.1	Amendment No. 2 to the Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company.	Current Report on Form 8-K filed July 12, 2002, Exhibit 4.1
10.1	Amendment No. 2 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 10, 2002.	Registration Statement on Form S-8 (File Number 333-88946) filed May 23, 2002, Exhibit 4.1
10.2	Amendment To Loan Documents effective as of September 17, 2001, by and between Jackson National Life Insurance Company, as Lender, and Applied Epi, Inc., as Borrower (executed in June 2002).	*
10.3	Employment Agreement, dated as of July 11, 2002, between Vahè A. Sarkissian and Veeco Instruments Inc.	Current Report on Form 8-K filed July 12, 2002, Exhibit 10.1
10.4	Employment Agreement, dated as of July 11, 2002, between Edward H. Braun and Veeco Instruments Inc.	Current Report on Form 8-K filed July 12, 2002, Exhibit 10.2
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

QuickLinks

Part I. Financial Information
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk.
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K.