Form 10-Q
period 2002-09-30
VEECO INSTRUMENTS INC
filed 2002-11-13
CIK 103145

Use these links to rapidly review the document
VEECO INSTRUMENTS INC. AND SUBSIDIARIES INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Commission file number 0-16244

VEECO INSTRUMENTS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2989601 (I.R.S. Employer Identification Number)

100 Sunnyside Boulevard Woodbury, NY	11797
(Address of principal executive offices)	(zip code)

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

Yes ☒ No ☐

        29,140,407 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on November 6, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q (the "Report") contains certain forward-looking statements about Veeco Instruments Inc. ("Veeco" or the "Company") within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties. Forward-looking statements include expectations about market conditions or about market acceptance, expectations of future sales or gross profits, possible or assumed future results of operations of Veeco and the statements included in Items 2 and 3 hereof, as well as within this Report generally. Forward-looking statements relate to expectations concerning matters that are not historical facts. Words or phrases such as "will likely result," "expect," "will continue," "anticipate," "believe," "estimate," "intend," "plan," "project" and similar expressions are intended to identify forward-looking statements. Actual results may vary materially from those expressed in such forward-looking statements as a result of various factors, including:

  •
  The fact that these forward-looking statements are based on information of a preliminary nature which may be subject to further and continuing review and adjustment;

  •
  Dependence on principal customers;

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

        Veeco cautions you not to put undue reliance on any forward-looking statement contained in this Report or elsewhere. The risk factors and cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Veeco or persons acting on its behalf may issue. Except as otherwise required by federal securities laws, Veeco has no intention or obligation to update or revise any forward-looking statement after this Report is filed to reflect the occurrence of unanticipated events or to reflect events or circumstances after the date on which such statement is made.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Net sales	$72,753	$114,276
Cost of sales	38,405	63,896

Gross profit	34,348	50,380
Costs and expenses:
Selling, general and administrative expense	19,033	20,861
Research and development expense	13,915	14,854
Amortization expense	3,197	1,039
Other expense, net	180	765
Restructuring expense, net	83	—
Write-off of purchased in-process technology	—	8,200

Operating (loss) income from continuing operations	(2,060)	4,661
Interest expense (income), net	1,388	(263)

(Loss) income from continuing operations before income taxes	(3,448)	4,924
Income tax (benefit) provision	(1,366)	2,727

(Loss) income from continuing operations	(2,082)	2,197
Loss from discontinued operations, net of taxes	—	(349)

Net (loss) income	$(2,082)	$1,848

(Loss) earnings per common share:
(Loss) income per common share from continuing operations	$(0.07)	$0.09
Loss from discontinued operations	—	(0.02)

Net (loss) income per common share	$(0.07)	$0.07

Diluted (loss) income per common share from continuing operations	$(0.07)	$0.09
Loss from discontinued operations	—	(0.02)

Diluted net (loss) income per common share	$(0.07)	$0.07

Weighted average shares outstanding	29,137	25,413
Diluted weighted average shares outstanding	29,137	25,669

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Net sales	$230,241	$351,757
Cost of sales	126,956	189,548

Gross profit	103,285	162,209
Costs and expenses:
Selling, general and administrative expense	57,405	62,709
Research and development expense	41,172	44,766
Amortization expense	10,116	3,356
Other (income) expense, net	(56)	2,397
Restructuring expense, net	1,970	1,000
Write-off of purchased in-process technology	—	8,200

Operating (loss) income from continuing operations	(7,322)	39,781
Interest expense (income), net	4,351	(1,427)

(Loss) income from continuing operations before income taxes	(11,673)	41,208
Income tax (benefit) provision	(4,820)	15,320

(Loss) income from continuing operations	(6,853)	25,888
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(1,167)
Loss on disposal of discontinued operations, net of taxes	(346)	—

Net (loss) income	$(7,199)	$24,721

(Loss) earnings per common share:
(Loss) income per common share from continuing operations	$(0.24)	$1.04
Loss from discontinued operations	(0.01)	(0.05)

Net (loss) income per common share	$(0.25)	$0.99

Diluted (loss) income per common share from continuing operations	$(0.24)	$1.02
Loss from discontinued operations	(0.01)	(0.05)
Diluted net (loss) income per common share	$(0.25)	$0.97

Weighted average shares outstanding	29,081	24,956
Diluted weighted average shares outstanding	29,081	25,373

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$207,640	$203,154
Accounts receivable, net	81,160	88,449
Inventories	106,709	102,103
Prepaid expenses and other current assets	9,065	21,952
Deferred income taxes	56,207	46,832

Total current assets	460,781	462,490
Property, plant and equipment at cost, net	72,655	78,547
Goodwill	125,585	125,585
Long-term investments	30,651	23,519
Other assets, net	60,244	65,378

Total assets	$749,916	$755,519

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$21,102	$19,657
Accrued expenses	44,690	58,070
Deferred gross profit	6,872	14,566
Other current liabilities	10,849	12,174

Total current liabilities	83,513	104,467
Long-term debt, net of current portion	234,327	215,519
Other non-current liabilities	10,853	11,562
Shareholders' equity	421,223	423,971

Total liabilities and shareholders' equity	$749,916	$755,519

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Net cash (used in) provided by operating activities	$(13,553)	$13,411
Investing Activities
Capital expenditures	(6,278)	(10,958)
Payment for net assets of businesses acquired	—	(59,557)
Net sales of short-term investments	—	26,896
Net maturities of long-term investments	1,581	—
Proceeds from sale of industrial measurement business	3,750	—
Proceeds from the sale of property, plant & equipment	1,790	—
Other, net	—	11

Net cash provided by (used in) investing activities	843	(43,608)
Financing Activities
Proceeds from stock issuance	984	3,002
Repayment of long-term debt, net	(1,234)	(7,721)
Net proceeds from borrowings under line of credit	—	25,000
Proceeds from the issuance of long-term debt	20,000	—
Payment for debt issuance costs	(1,279)	—

Net cash provided by financing activities	18,471	20,281
Effect of exchange rates on cash and cash equivalents	(1,275)	1,656

Net change in cash and cash equivalents	4,486	(8,260)
Cash and cash equivalents at beginning of period	203,154	63,419
Cash and cash equivalents at end of period	$207,640	$55,159

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares for the three and nine months ended September 30, 2002 was antidilutive, therefore diluted earnings per share is not presented for such periods.

        The following table sets forth the reconciliation of diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Weighted average shares outstanding	29,137	25,413	29,081	24,956
Dilutive effect of stock options and warrants	—	256	—	417

Diluted weighted average shares outstanding	29,137	25,669	29,081	25,373

        The assumed conversion of Veeco's subordinated convertible notes is antidilutive for the three and nine months ended September 30, 2002 and therefore is not included in the above diluted weighted average shares outstanding.

Note 2—Balance Sheet Information

Inventories

        Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	September 30, 2002	December 31, 2001
	(In thousands)
Raw materials	$53,892	$59,065
Work-in-progress	32,894	26,068
Finished goods	19,923	16,970

	$106,709	$102,103

Other Balance Sheet Information

	September 30, 2002	December 31, 2001
	(In thousands)
Allowance for doubtful accounts	$2,460	$3,350
Accumulated depreciation and amortization of property, plant and equipment	$63,776	$54,826
Accumulated amortization of intangible assets	$23,295	$13,179

Reclassifications

        Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

Note 3—Segment Information

        The following represents the reportable product segments of the Company, in thousands:

	Unallocated Process Equipment	Merger & Corporate Metrology	Restructuring Amount	Charges	Total
Three Months Ended September 30, 2002
Net sales	$30,495	$42,258	$—	$—	$72,753
(Loss) income from continuing operations before interest, taxes and amortization	(7,362)	10,071	(1,489)	(83)	1,137
Three Months Ended September 30, 2001
Net sales	65,887	48,389	—	—	114,276
Income (loss) from continuing operations before interest, taxes and amortization	7,450	8,134	(1,684)	(8,200)	5,700
Nine Months Ended September 30, 2002
Net sales	112,270	117,971	—	—	230,241
(Loss) income from continuing operations before interest, taxes and amortization	(11,614)	21,887	(5,509)	(1,970)	2,794
Total assets	301,645	139,187	309,084	—	749,916
Nine Months Ended September 30, 2001
Net sales	219,429	132,328	—	—	351,757
Income (loss) from continuing operations before interest, taxes and amortization	35,766	21,627	(5,056)	(9,200)	43,137
Total assets	$354,357	$135,858	$122,861	$—	$613,076

        The following table outlines the components of goodwill by business segment at September 30, 2002 after the adoption of SFAS No. 142, see Note 5 below, in thousands:

	Process Equipment Segment	Metrology Segment	Total
Goodwill	$102,808	$22,777	$125,585

Note 4—Comprehensive (Loss) Income

        Total comprehensive (loss) income was $(2.7) million and $(4.7) million for the three and nine months ended September 30, 2002, respectively, and $3.0 million and $24.7 million for the three and nine months ended September 30, 2001, respectively. Other comprehensive (loss) income is comprised of foreign currency translation adjustments and minimum pension liability.

Note 5—Recent Accounting Pronouncements

        Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives are no longer amortized under the provisions of this standard. Intangible assets with definite lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and indefinite lived intangible assets at least annually. The Company's policy is to perform this annual impairment test in its fourth quarter ending December 31, 2002.

        The Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets in the first quarter of 2002. The Company has reviewed its business and determined that four reporting units should be reviewed for impairment in accordance with the standard. The four reporting units are New York Equipment and Telecommunications Equipment, which comprise the process equipment operating segment, and Atomic Force Microscope ("AFM") and Optical, which comprise the metrology operating segment. Based upon the judgment of management, it was determined that there was no impairment to goodwill or intangibles with definite lives as of January 1, 2002.

        The gross carrying amount and the accumulated amortization of the major intangible asset classes are as follows, in thousands:

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$54,100	$12,898
Other intangible assets	25,558	10,397

Total	$79,658	$23,295

        The estimated aggregate amortization expense for the remainder of 2002 and each of the four succeeding fiscal years is as follows (in thousands):

For three months ended December 31, 2002	$2,883
2003	11,571
2004	11,253
2005	10,969
2006	10,269

        Net income for the three and nine months ended September 30, 2001, includes approximately $0.4 million and $1.2 million of goodwill amortization expense, respectively. Excluding these amounts would have resulted in both net income per common share and diluted net income per common share of $0.09 for the three months ended September 30, 2001, and net income per common share of $1.04 and diluted net income per common share of $1.02, respectively, for the nine months ended September 30, 2001.

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

Note 6—Recent Events

Restructuring

        In response to the significant decline in the business environment and current market conditions, the Company has restructured its business and operations. The actions giving rise to the restructuring charges below were implemented in order for Veeco to remain competitive and such actions are expected to benefit Veeco by reducing future operating costs.

        During the three months ended September 30, 2002, the Company incurred a restructuring charge of approximately $0.9 million related to cost reduction efforts in response to continuing poor industry conditions and the level of new orders. The $0.9 million charge includes severance related costs for approximately 40 management and manufacturing employees principally located in the process equipment segment. As of September 30, 2002, approximately $0.3 million has been expended and approximately $0.6 million remains accrued. Of the remaining amount at September 30, 2002, approximately $0.3 million is expected to be paid during the next three months and approximately $0.3 million is expected to be paid in the first quarter of 2003. This charge is offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan of the process equipment segment.

        During the three months ended June 30, 2002, the Company incurred a restructuring charge of approximately $1.1 million related to the reductions in work force announced in the fourth quarter of 2001 and the first quarter of 2002. The $1.1 million charge includes severance related costs for approximately 30 employees, which included both management and manufacturing employees principally located in the process equipment segment. As of September 30, 2002, approximately $0.5 million has been expended and approximately $0.6 million remains accrued. Of the remaining amount at September 30, 2002, approximately $0.4 million is expected to be paid during the next three months and approximately $0.2 million is expected to be paid in the first quarter of 2003.

        During the three months ended March 31, 2002, the Company incurred a restructuring charge of $0.8 million related to the reduction in work force announced in the fourth quarter of 2001. This charge includes severance related costs for approximately 60 employees, which included both management and manufacturing employees located at the Company's Minnesota metrology and New York process equipment operations. As of September 30, 2002, $0.6 million has been paid and $0.2 million remains accrued. The remaining amount at September 30, 2002 is expected to be paid during the next three months.

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory, ($9.6 million associated with the process equipment segment and $4.0 million with the metrology segment), related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. During the three and nine months ended September 30, 2002, approximately $0.2 million and $1.2 million, respectively, of the $3.0 million liability for relocation and termination benefits has been paid and approximately $0.6 million remains accrued at September 30, 2002. Since the date the charge was recorded, approximately $2.4 million has been expended as of September 30, 2002. Of the $0.6 million remaining accrual, $0.3 million relates to rental payments on a lease agreement for space that the Company has vacated and will be paid over the next three years and $0.3 million relates to termination costs that will be paid by the end of 2002.

        A reconciliation of the liabilities for the 2002 restructuring charges for severance related costs is as follows (in millions):

	Third Quarter 2002 Charge	Second Quarter 2002 Charge	First Quarter 2002 Charge
Charged to accrual	$0.9	$1.1	$0.8
Cash payments during the first Quarter ended March 31, 2002	—	—	0.3
Cash payments during the second Quarter ended June 30, 2002	—	0.2	0.2
Cash payments during the third Quarter ended September 30, 2002	0.3	0.3	0.1

Balance as of September 30, 2002	$0.6	$0.6	$0.2

        A reconciliation of the liability for the fourth quarter 2001 restructuring charge, for personnel and business relocation costs is as follows (in millions):

	Accrued Severance Costs	Accrued Lease Costs
Charged to accrual	$2.6	$0.4
Cash payments through December 31, 2001	1.2	—
Cash payments during the first Quarter ended March 31, 2002	0.5	—
Cash payments during the second Quarter ended June 30, 2002	0.5	—
Cash payments during the third Quarter ended September 30, 2002	0.1	0.1

Balance as of September 30, 2002	$0.3	$0.3

Discontinued Operations

        In May 2002, the Company sold the remainder of its industrial measurement business. During the nine months ended September 30, 2002, the Company recorded an additional loss on the disposal of the discontinued operations of $0.3 million, net of taxes of approximately $0.2 million.

Proposed Merger

        On July 11, 2002, the Company signed a merger agreement with FEI Company ("FEI"), headquartered in Hillsboro, Oregon. Under the terms of the agreement, FEI shareholders will receive 1.355 shares of Veeco common stock for each share of FEI common stock outstanding. Based upon

FEI's approximately 32.5 million shares outstanding, the FEI shareholders will receive approximately 44.1 million Veeco shares (additional shares of Veeco are issuable in respect to FEI's outstanding options and other convertible securities). The merger, which will be accounted for under the purchase method, is subject to the approval of shareholders of both companies, certain regulatory approvals and other customary closing conditions. Upon consummation of the merger Veeco will be renamed Veeco FEI Inc. FEI designs, manufactures, markets and services products based on focused charged particle beam technology. FEI's products include transmission electron microscopes (TEM), scanning electron microscopes (SEM), focused ion-beam systems (FIBs) and DualBeam systems that combine a FIB column and a SEM column on a single platform. FEI also designs, manufactures and sells certain components of electron microscopes and FIBs to other manufacturers.

        On September 18, 2002, Veeco and FEI received requests from the U.S. Department of Justice for additional information regarding the proposed merger. Veeco and FEI are cooperating fully and responding to the requests. Veeco and FEI intend to seek stockholder approval of the merger at special meetings to be held in the coming months following receipt of approval from the Department of Justice. While Veeco and FEI are working to complete the merger as soon as possible, there can be no assurance that the merger will be completed by the end of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended September 30, 2002 and 2001

        Net sales of $72.8 million for the three months ended September 30, 2002 represent a decrease of $41.5 million, or 36%, from the 2001 comparable period sales of $114.3 million, resulting principally from a decrease in sales of process equipment products. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 44%, 18%, 17% and 21%, respectively, of the Company's net sales for the three months ended September 30, 2002. Sales in the U.S. decreased 46% from the comparable 2001 period, principally due to the poor industry conditions resulting in a 60% decline in U.S. process equipment sales, attributable to decreases in sales of etch and deposition products to data storage customers, as well as a decline in optical filter deposition equipment sales to telecommunications customers. The decrease in U.S. process equipment sales is offset slightly by an increase in the sale of molecular beam epitaxy (MBE) equipment to the telecommunications and research industries by the Company's Applied Epi subsidiary, which was acquired in September 2001. U.S. metrology sales also decreased by $3.7 million, or 19%, as a result of a decline of $2.5 million, or 17%, in the sale of atomic force microscopes (AFMs) to semiconductor customers, as well as a $2.2 million decrease in sales of slider level crown (SLC) products to data storage customers. The decrease in U.S. metrology sales was offset in part by a $1.0 million increase in the sale of optical interferometry products to data storage and semiconductor customers. Sales in Europe and Japan decreased 48% and 42%, respectively, during the three months ended September 30, 2002 from the applicable 2001 period. The decrease in Europe is a result of a 78% decrease in process equipment sales, primarily etch and deposition products to data storage customers, as well as a 13% decline in metrology sales, principally of AFM sales to semiconductor customers. The decrease in Japan is a result of a 68% drop in process equipment sales to both data storage and telecommunications customers. Japan's metrology sales remained relatively flat (2% increase) over the prior 2001 period. Sales in Asia Pacific increased by 54% over the comparable 2001 period, attributable to a $6.7 million increase in process equipment sales, principally of etch and deposition products to data storage customers, as well as an increase in the sale of optical filter deposition products to telecommunications customers. Asia Pacific's metrology sales decreased by 17%, attributable to a 47% decline in AFM sales to semiconductor customers, offset in part by an increase in sales of optical interferometry products to semiconductor and data storage customers. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales, based upon segment data.

        Process equipment sales of $30.5 million for the three months ended September 30, 2002 decreased by $35.4 million, or 54%, compared to the corresponding 2001 period. The decrease in process equipment sales is due to a $31.4 million, or 64%, decline in etch and deposition equipment sales to data storage customers, as well as an $8.6 million, or 61%, decrease in optical filter deposition sales to telecommunications customers. This decrease was partially offset by a $4.4 million increase in the sale of MBE products, primarily to telecommunications and research customers by the Company's Applied Epi subsidiary, which was acquired in September 2001. Metrology sales of $42.3 million for the three months ended September 30, 2002 represent a decrease of approximately $6.1 million, or 13%, from the 2001 comparable period sales of $48.4 million. The decrease is primarily attributable to a 14% decline in sales of AFM products to the semiconductor industry.

        Veeco received $69.4 million of orders during the three months ended September 30, 2002, a 13% increase compared to $61.5 million of orders for the comparable 2001 period. Process equipment orders decreased 7% to $30.2 million, due primarily to a $7.1 million, or 30%, decline in orders of etch and deposition equipment for data storage customers, as well as a 13% decrease in orders for optical filter manufacturing equipment for the telecommunications industry. This was offset in part by an increase of $5.6 million in orders for MBE products, primarily for telecommunications and research customers. Metrology orders increased by 34% to $39.2 million, reflecting a $7.0 million, or 29%, increase in orders for AFMs and a 64% increase in orders for optical interferometry products. Orders were down 11% sequentially from the second quarter of 2002. The Company's book/bill ratio for the third quarter of 2002, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 0.95. The order and sales declines reflect industry wide weakness in all of Veeco's served markets except for scientific research.

        The Company's backlog generally consists of product orders for which purchase orders have been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company's orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company's future performance. Due to the current weak business environment, the Company may experience cancellation and/or rescheduling of orders. As of September 30, 2002, the backlog amount was approximately $92.6 million, which is net of approximately $8.8 million of order cancellations during the three months ended September 30, 2002, which resulted from both data storage and telecommunications customers.

        Gross profit, as a percentage of net sales, for the three months ended September 30, 2002 increased to 47.2%, from 44.1% for the comparable 2001 period. The increase in gross profit percentage is principally attributable to the higher relative concentration of metrology sales as well as a favorable mix in metrology products, which yielded a 58.6% gross margin in metrology, offset in part by the significant sales volume decline in process equipment products, which resulted in a 31.1% gross margin in process equipment.

        Selling, general and administrative expenses of $19.0 million for the three months ended September 30, 2002 decreased by approximately $1.8 million from the 2001 comparable period, due principally to cost reductions implemented by the Company in the fourth quarter of 2001 and the first quarter of 2002, as well as a decrease in selling and commission expenses as a result of the decreased sales volume. The decrease is partially offset by the selling, general and administrative expenses increase of $1.3 million in Veeco's Applied Epi subsidiary, which was acquired in September 2001 and thus had only a small amount of comparable spending in the third quarter of 2001.

        Research and development expenses of $13.9 million for the three months ended September 30, 2002 decreased by approximately $0.9 million, or 6%, from the comparable period of 2001, due primarily to cost reduction efforts implemented by the Company in all product areas, with the exception of AFM products. The decrease is offset in part by the impact of the $1.2 million research and development increase in the Company's Applied Epi subsidiary, which had little research and development expense in the 2001 comparable period.

        Amortization expense totaled $3.2 million in the three months ended September 30, 2002, compared to $1.0 million in 2001. The increase is due primarily to the intangible assets acquired in connection with the acquisition of Applied Epi.

        During the three months ended September 30, 2002, the Company incurred a restructuring charge of approximately $0.9 million related to cost reduction efforts in response to the continuing poor industry conditions and the level of new customer orders. The $0.9 million charge includes severance related costs for approximately 40 management and manufacturing employees principally located in the process equipment segment. As of September 30, 2002, approximately $0.3 million has been expended and approximately $0.6 million remains accrued. Of the remaining amount at September 30, 2002, approximately $0.3 million is expected to be paid during the next three months and approximately $0.3 million is expected to be paid in the first quarter of 2003. This charge is offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan of the process equipment segment.

        During the three months ended September 30, 2001, the Company recorded a write-off of purchased in-process technology of $8.2 million related to the acquisitions of Applied Epi, which resulted in a $7.0 million charge, and ThermoMicroscopses ("TM"), which resulted in a $1.2 million charge. Both charges related to projects that had not reached technological feasibility and had no alternative future uses. The majority of TM's in-process technology value was comprised of the Fanou project, which was completed in the first quarter of 2002. Applied Epi's in-process technology value on the date of acquisition was comprised of programs related to research systems, production systems, performance products and metal organic chemical vapor depositions ("MOCVD") systems. As of September 30, 2002, programs related to both research and performance products are 100% complete. As of September 30, 2002, programs related to production systems are 55% complete, with one program being cancelled and one program being postponed due to current market and business conditions. With regard to the MOCVD systems, the programs are 25% complete as of September 30, 2002 and due to current market and business conditions, these programs were postponed.

        Other expense, net, for the three months ended September 30, 2002, improved $0.6 million from the comparable 2001 period due to a decrease in foreign currency exchange losses.

        Interest expense, net, of $1.4 million for the three months ended September 30, 2002 increased $1.7 million from the comparable 2001 period as a result of the issuance of $220.0 million of 4.125% convertible subordinated notes, which occurred in December 2001 and January 2002.

        Income taxes for the three months ended September 30, 2002, amounted to an income tax benefit of $1.4 million, or 40% of loss before income taxes, as compared to an income tax provision of $2.7 million, or 55% of income before income taxes, for the same period of 2001. The 2001 effective tax rate of 55% is higher than the statutory tax rate of 35%, principally due to purchased in-process technology charges associated with the Applied Epi and TM acquisitions, which are non-deductible for tax purposes.

        Quarterly information for the three months ended September 30, 2001 has been restated from that previously filed on the Quarterly Report on Form 10-Q for such period, due to required accounting to reflect the discontinued operations of the Company's industrial measurement segment, which was recorded in the quarter ended December 31, 2001.

Nine Months Ended September 30, 2002 and 2001

        Net sales were $230.2 million for the nine months ended September 30, 2002, representing a decrease of approximately $121.5 million, or 35%, from the comparable 2001 period. The decrease is primarily due to overall poor industry conditions resulting in a decrease in process equipment sales. Sales in the U.S., Europe, Japan and Asia Pacific accounted for 45%, 18%, 17% and 20%, respectively, of the Company's net sales for the nine months ended September 30, 2002. Sales in the U.S. decreased by 47%, principally as a result of a 56% decline in process equipment sales, attributable to a $37.4 million, or 49%, decrease in the sale of etch and deposition equipment to data storage customers, as well as a $54.0 million decline in sales of optical filter deposition products to telecommunications customers. The decrease in U.S. process equipment sales is offset in part by a $14.7 million increase in the sale of MBE products, primarily to telecommunications and research customers. U.S. metrology sales decreased by 25% from the prior comparable period, as a result of a 15% decline in the sale of AFMs to semiconductor customers, as well as a 12% decline in the sale of optical interferometry products to semiconductor and data storage customers and a $7.4 million decrease in the sale of SLC products to data storage customers. Sales in Europe decreased by 24%, due to a 50% decrease in process equipment sales, attributable to an $18.5 million decrease in sales of etch and deposition products, offset in part by a $5.0 million increase in the sale of MBE equipment. Europe's metrology sales increased 4% over the prior comparable period, principally as a result of an 18% increase in optical metrology sales, as well as a 3% increase in the sale of AFMs. Sales in Japan decreased by 47% as a result of a 61% decrease in process equipment sales, comprised of a $21.5 million, or 65%, decline in sales of etch and deposition equipment to data storage customers, as well as a $9.9 million, or 66%, decline in optical filter deposition equipment sales to telecommunications customers. Japan's metrology sales also decreased by 18%, caused by a $2.8 million decrease in the sale of AFMs, as well as a 25% decline in optical interferometry sales and a $1.1 million reduction in sales of optical inspection systems, primarily to data storage customers. Sales in Asia Pacific increased by 48%, which is attributable to an $11.4 million, or 169%, increase in process equipment sales, as a result of a $16.1 million increase in the sale of etch and deposition products, offset slightly by a $5.1 million decline in the sale of optical filter deposition equipment. Asia Pacific's metrology sales increased by 14%, principally as a result of a 93% increase in optical metrology sales, due to a $4.7 million, or 301%, increase in sales of SLC products and a $3.4 million increase in the sale of optical inspection systems to data storage customers. This was partially offset by a $1.2 million decline in optical interferometry products to semiconductor and data storage customers.

        Process equipment sales were $112.2 million for the nine months ended September 30, 2002, a decrease of approximately $107.2 million, or 49%, from the comparable 2001 period, due primarily to a $69.3 million, or 83%, decrease in sales of optical filter deposition products to telecommunications customers, as well as a $60.0 million, or 45%, decrease in etch and deposition sales to data storage customers. The decrease in process equipment sales is partially offset by a $21.9 million increase in MBE sales. Metrology sales for the nine months ended September 30, 2002 were $118.0 million, a decrease of approximately $14.3 million, or 11%, compared to the comparable 2001 period, reflecting an $11.0 million, or 11%, decrease in the sale of AFMs, as well as a $5.6 million, or 24%, decline in sales of optical interferometry products. The decrease in metrology was offset in part by a $2.5 million increase in the sale of optical inspection systems.

        Veeco received $217.9 million of orders for the nine months ended September 30, 2002, a 14% decrease compared to $252.0 million of orders in the comparable 2001 period. Process equipment orders decreased 27% to $105.7 million, reflecting a decrease of $38.0 million, or 37%, in etch and deposition orders, as well as a $25.9 million, or 66%, decline in optical filter deposition orders. The decrease in process equipment orders is offset in part by a $24.3 million increase in orders for MBE equipment. Metrology orders increased 5% to $112.2 million, reflecting a $3.4 million, or 4%, increase in AFM orders, as well as a $1.8 million, or 10%, increase in optical interferometry orders. The book/bill ratio for the nine months ended September 30, 2002 was 0.95.

        Gross profit, as a percentage of net sales, decreased to 44.9% from 46.1% for the comparable 2001 period. The decline in gross margin is primarily attributable to the volume decrease in process equipment sales, in particular, sales of optical filter deposition products to the telecommunications industry. This product line also reduced selling prices in an attempt to reduce its inventory levels, which also adversely impacted gross profit margins.

        Selling, general and administrative expenses of $57.4 million for the nine months ended September 30, 2002 represent a decrease of approximately $5.3 million, or 8%, from the comparable 2001 period, due principally to a decrease in selling and commission expense resulting from the decreased sales volume, as well as cost reduction efforts implemented by the Company. The decrease is partially offset by a $6.0 million increase in the selling, general and administrative expenses of Applied Epi and TM subsidiaries, which were acquired by the Company during the third quarter of 2001.

        Research and development expenses of $41.2 million for the nine months ended September 30, 2002 represent a decrease of approximately $3.6 million, or 8%, from the comparable period of 2001, as a result of the cost reduction efforts implemented by the Company, partially offset by a $3.9 million increase in Applied Epi and TM research and development expense.

        During the nine months ended September 30, 2002, the Company incurred restructuring charges of $2.8 million in connection with a reduction in work force, as well as cost reduction efforts in response to the continuing poor industry conditions and the level of customer orders. The $2.8 million charge includes severance related costs for approximately 130 employees, which included both management and manufacturing employees located at each of the Company's process equipment operations, as well as the Minnesota and San Diego, California metrology facilities. As of September 30, 2002, approximately $1.4 million has been expended and approximately $1.4 million remains accrued. Of the remaining amount at September 30, 2002, approximately $0.9 million is expected to be paid during the next three months, approximately $0.5 million is expected to be paid by the first quarter of 2003. This charge is offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan.

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory, ($9.6 million associated with the process equipment segment and $4.0 million with the metrology segment), related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. During the three and nine months ended September 30, 2002, approximately $0.2 million and $1.2 million, respectively, of the $3.0 million liability for relocation and termination benefits has been paid and approximately $0.6 million remains accrued at September 30, 2002. Of the $0.6 million remaining accrual, $0.3 million relates to rental payments on a lease agreement for space that the Company has vacated and will be paid over the next three years and $0.3 million relates to termination costs that will be paid by the end of 2002.

        Amortization expense totaled $10.1 million in the nine months ended September 30, 2002 compared with $3.4 million in 2001 period, due to the acquisition of intangible assets acquired in connection with the acquisitions of Applied Epi and TM. This amount is offset in part by $1.2 million of reduced amortization expense related to the accounting requirement to no longer amortize goodwill, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, which became effective on January 1, 2002. Under SFAS No. 142, goodwill is to be reviewed annually for impairment. As of January 1, 2002, no impairment exists.

        During the nine months ended September 30, 2001, the Company recorded a write-off of purchased in-process technology of $8.2 million related to the acquisitions of Applied Epi, which resulted in a $7.0 million charge, and TM, which resulted in a $1.2 million charge. Both charges related to projects that had not reached technological feasibility and had no alternative future uses.

        Other (income) expense, net, for the nine months ended September 30, 2002 improved $2.5 million from the comparable 2001 period, due to the foreign currency exchange losses experienced in the first quarter of 2001, which did not occur in 2002.

        Interest expense, net, of $4.4 million for the nine months ended September 30, 2002 increased $5.8 million from the comparable 2001 period as a result of the issuance of $220.0 million of 4.125% convertible subordinated notes, which occurred in December 2001 and January 2002.

        Income taxes for the nine months ended September 30, 2002 amounted to an income tax benefit of $4.8 million, or 41% of loss before income taxes, as compared to an income tax provision of $15.3 million, or 37% of income before income taxes, for the same period of 2001.

        Quarterly information for the nine months ended September 30, 2001 has been restated from that previously filed on the Quarterly Report on Form 10-Q for such period, due to required accounting to reflect the discontinued operations of the Company's industrial measurement segment, which was recorded in the quarter ended December 31, 2001.

Liquidity and Capital Resources

        Cash used in operations was $13.6 million for the nine months ended September 30, 2002, as compared to cash provided by operations of $13.4 million for the comparable 2001 period. Net (loss) income adjusted for non-cash items provided operating cash flows of $6.6 million for the nine months ended September 30, 2002, compared to $55.8 million for the comparable 2001 period. The amount of net loss adjusted for non-cash items for the nine months ended September 30, 2002 was offset by an increase in working capital of $20.1 million. Inventories for the nine months ended September 30, 2002 increased by $2.6 million, as several international shipments did not reach the Company's customers and were located at Veeco's international subsidiaries at September 30, 2002. In addition, due to the back-end loading of orders and shipments in the third quarter of 2002, some inventory was partially built but unable to be shipped until the fourth quarter of 2002. Accounts receivable for the nine months ended September 30, 2002, decreased by $10.5 million, primarily as a result of the collection of outstanding receivables, as well as the decrease in sales volume from the fourth quarter of 2001. Deferred gross profit for the nine months ended September 30, 2002, decreased by $7.7 million, primarily as a result of revenue recognition on tools that received final customer acceptance, as well as a decrease in the number of tools that are deferred as of September 30, 2002, due to the decrease in orders and sales volume. Accrued expenses and other current liabilities decreased $15.6 million, primarily as a result of income tax payments made by the Company's Japanese subsidiary, and various other tax payments made in the first nine months of 2002 related to sales and foreign taxes. In addition, accrued expenses decreased as a result of bonuses paid in the first quarter of 2002 and the decrease in accrued commission expense and customer deposits related to the decline in sales volume and orders.

        Cash flows from investing activities of $0.8 million for the nine months ended September 30, 2002, are a result of the proceeds from the sale of the Company's industrial measurement business of $3.7 million, which closed in May 2002, proceeds from the sale of property, plant and equipment of $1.8 million and maturities of long-term investments of $1.6 million, offset by capital expenditures of $6.3 million.

        In December 2001, the Company issued $200.0 million of 4.125% convertible subordinated notes, and in January 2002, the Company issued an additional $20.0 million of those notes pursuant to the exercise of an over-allotment option.

        In connection with the subordinated note issuances in December 2001 and January 2002, the Company purchased approximately $25.9 million of U.S. government securities, which have been pledged to the trustee under the indenture as security for the exclusive benefit of the holders of the notes. These securities will be sufficient to provide for the payment in full of the first six scheduled interest payments due on the notes and represent restricted investments. The first interest payment was made on June 21, 2002 in the amount of $4.5 million. The next payment is scheduled to be made on December 21, 2002.

        Funds from operations, the use of proceeds received from the issuance of the subordinated notes in January 2002 and the maturities of long-term investments were used to pay for capital expenditures and the scheduled repayment of long-term debt.

        At September 30, 2002, Veeco's contractual cash obligations and commitments relating to its debt obligations and lease payments are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$237,829	$3,502	$2,193	$1,261	$230,873
Operating leases	15,422	818	4,558	3,205	6,841
Letters of credit	3,283	3,271	12	—	—

	$256,534	$7,591	$6,763	$4,466	$237,714

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $100.0 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months, as well as the Company's contractual obligations, detailed in the above table, over the next five years. As of September 30, 2002, the Company was in compliance with the covenants set forth in the Company's credit facility.

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

        Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, the price of goods or services being sold is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred gross profit. At September 30, 2002 and December 31, 2001, $0.4 million and $3.3 million, respectively, are recorded in accounts receivable and deferred gross profit pertaining to the customer retention. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new applications of the Company's existing products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred gross profit in the accompanying balance sheets. At September 30, 2002 and December 31, 2001, $6.4 million and $11.2 million, respectively, are recorded in deferred gross profit pertaining to shipments where revenue recognition has been deferred. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

        Inventory Valuation:    Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-progress, finished goods and spare parts. Obsolete inventory or inventory in excess of management's estimated usage for the next 18 months requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to Veeco's future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

        Goodwill and Intangible Asset Impairment:    The Company has significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required, during the annual review process which will take place in the Company's fourth quarter ending December 31, 2002, to record an impairment charge for these assets in accordance with SFAS No. 142.

        Derivatives:    During the nine months ended September 30, 2002, the Company used derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany balances and other known foreign currency exposures, the Company enters into monthly forward contracts (which during the nine months ended September 30, 2002, included a majority of the Company's foreign subsidiaries). The Company does not use derivative financial instruments for trading or speculative purposes. The Company's forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        Veeco's net sales to foreign customers represented approximately 56% and 55% of Veeco's total net sales for the three and nine months ended September 30, 2002, respectively, and 49% and 45% for the three and nine months ended September 30, 2001, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 25% and 22%, of Veeco's total net sales for the three and nine months ended September 30, 2002, respectively, and 12% and 13% for the three and nine months ended September 30, 2001, respectively. The aggregate foreign currency exchange (loss) gain included in determining consolidated results of operations was $(0.1) million, (net of $(0.1) million of realized hedging losses), and $0.1 million, (net of $(0.6) million of realized hedging losses), in the three and nine months ended September 30, 2002, respectively. The aggregate foreign currency exchange gain (loss) included in determining consolidated results of operations was $0.1 million and $(1.6) million, (net of $(0.5) million and $0.5 million of realized hedging (losses) gains), in the three and nine months ended September 30, 2001, respectively. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany balances and other known currency exposures. The average notional amount of such contracts was approximately $2.4 million and $1.9 million for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, there were no open forward contracts. The change in currency exchange rates that have the largest impact on translating Veeco's international operating (loss) profit are the Japanese Yen and the Euro. The Company estimates that based upon its balance sheet at September 30, 2002, a 10% change in foreign currency exchange rates would be immaterial to reported operating (loss) profit. The Company believes that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Item 4. Controls and Procedures.

        Veeco maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports it files under the Securities Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's ("SEC") rules and forms. Within the 90 days prior to the filing date of this Report, Veeco carried out an evaluation, under the supervision and with the participation of its management, including Veeco's Chief Executive Officer and its Chief Financial Officer, of the effectiveness and the design and operation of Veeco's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, Veeco's Chief Executive Officer and its Chief Financial Officer concluded that Veeco's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Since the date of the Company's most recent evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

        The Registrant filed a Current Report on Form 8-K on August 19, 2002 in connection with the withdrawal and resubmission of its Hart-Scott-Rodino Pre-Merger Notification Form relating to the merger with FEI Company.

        The Registrant filed a Current Report on Form 8-K on September 18, 2002 in connection with a request from the U.S. Department of Justice for additional information under the Hart-Scott-Rodino Antitrust Improvements Act regarding the proposed merger of Veeco with FEI Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002

VEECO INSTRUMENTS INC.
By:	/s/ EDWARD H. BRAUN Edward H. Braun Chairman, Chief Executive Officer and President
By:	/s/ JOHN F. REIN, JR. John F. Rein, Jr. Executive Vice President, Chief Financial Officer, Treasurer and Secretary

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Edward H. Braun, Chairman, Chief Executive Officer and President of Veeco Instruments Inc. (the "Company"), certify that:

  1.
  I have reviewed the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report");

  2.
  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

  4.
  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

  (b)
  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

  (c)
  presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and Report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
  6.
  The Company's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ EDWARD H. BRAUN Edward H. Braun Chairman, Chief Executive Officer and President Veeco Instruments Inc.

November 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John F. Rein, Jr., Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Veeco Instruments Inc. (the "Company"), certify that:

  1.
  I have reviewed the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report");

  2.
  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

  4.
  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

  (b)
  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

  (c)
  presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and Report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
  6.
  The Company's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ JOHN F. REIN, JR. John F. Rein, Jr. Executive Vice President, Chief Financial Officer, Treasurer and Secretary Veeco Instruments Inc.

November 13, 2002

EXHIBIT INDEX

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.