Form 10-K/A
period 2001-12-31
VEECO INSTRUMENTS INC
filed 2002-11-25
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Intellectual Property

        Veeco's success depends in part on its proprietary technology. Although Veeco attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that Veeco will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. Veeco believes that there is no single patent which is material to its operations.

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

Years Ended December 31, 2001 and 2000

        Net sales were $449.3 million for the year ended December 31, 2001, representing an increase of $73.1 million, or 19%, when compared to the year ended December 31, 2000. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 54%, 18%, 20% and 8%, respectively, of the Company's net sales for the year ended December 31, 2001. Sales in the U.S. increased by approximately $53.8 million, or 29%, from 2000. The increase in U.S. sales is primarily attributable to a $46.3 million increase in process equipment sales, due to increased etch and deposition equipment sales to the data storage industry, as well as increased sales of optical filter deposition products to the telecommunications industry. Sales of MBE equipment produced by Applied Epi, which Veeco acquired in September 2001, have also contributed to the increase in U.S. process equipment sales by approximately $9.8 million over the comparable 2000 period. This acquisition was accounted for as a purchase and thus there were no reportable sales for Applied Epi in the comparable 2000 period. European sales increased by $26.0 million, or 48%, when compared to the prior year. This increase is primarily a result of a 53% increase in process equipment sales. The 53% increase is a result of a $6.4 million, or 23%, increase in etch and deposition products sold primarily to the data storage industry, a $1.4 million increase in sales of optical filter deposition products sold principally to the telecommunications industry and $7.4 million of sales of MBE equipment sold mainly to the telecommunications industry. Metrology sales in Europe increased by 43%, which was principally the result of an increase of $12.3 million, or 59%, in AFM sales to the semiconductor and research/industrial industries. Of the $12.3 million, $1.6 million was attributable to sales from the Company's TM Microscopes subsidiary, which was acquired in July of 2001 using the purchase method of accounting, and therefore there were no comparable sales in 2000. The 59% increase was slightly offset by a $1.5 million, or 37%, decline in optical metrology sales of interferometry products to the data storage and semiconductor industries. Sales in Japan increased by $9.9 million, or 12%, over the prior year, primarily as a result of increased metrology sales of 47% for AFMs and 22% for optical metrology products. Japan's process equipment sales remained relatively flat compared to the prior 2000 period. Sales in Asia Pacific decreased by $16.9 million, or 32%, over the comparable 2000 period, as a result of decreased sales in optical metrology products. This decrease resulted from the decline in sales of the slider level crown (SLC) product line of approximately $15.6 million to data storage customers over the prior comparable period, which was partially offset by an increase in AFM sales. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $277.3 million for the year ended December 31, 2001, increased $61.0 million, or 28%, over the prior year, due partially to a $27.9 million, or 45%, increase in optical filter deposition sales to the telecommunications industry. Etch and deposition product sales, principally to the data storage market, also increased by $15.3 million, or 10% over the prior year. MBE sales, as a result of the Applied Epi acquisition, were $17.8 million during the year ended December 31, 2001. Metrology sales of $172.0 million for the year ended December 31, 2001 increased by $12.2 million, or 8%, from the year ended December 31, 2000, reflecting a 37% increase in the sale of AFMs, primarily to the semiconductor and research/industrial industries, offset by a 39% decrease in sales of optical metrology products, which was attributable to the above mentioned decrease in sales of the SLC product line to data storage customers and a $10.0 million decrease in interferometry sales, for the most part to the data storage and semiconductor industries, over the year ended December 31, 2000.

        Veeco received $318.9 million of orders for the year ended December 31, 2001, representing a 47% decrease from $596.8 million of orders in the comparable 2000 period. Process equipment orders decreased 56% to $173.9 million, primarily due to the significant business downturn in the telecommunications industry. Orders for optical filter deposition equipment decreased 78%, or $161.4 million, from the comparable 2000 period. Orders for etch and deposition equipment, sold primarily to the data storage industry, decreased by 39%, or $73.3 million, from the prior year. Metrology orders decreased 28% to $145.0 million, reflecting a 16% decrease in orders for AFMs as well as a 50% decrease in orders for optical metrology products. The order declines are a result of the general economic slowdown that has had a very significant impact on the telecommunications, data storage and semiconductor markets that the Company serves. The book-to-bill ratio for the year ended December 31, 2001, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 0.71 to 1.

        For the year ended December 31, 2001, the Company experienced order cancellations of $136.3 million, of which approximately $110 million related to the optical telecommunications market, for which Veeco is a significant supplier.

        From 1999 through the beginning of 2001, the telecommunications industry experienced rapid and unprecedented growth. In connection with this growth, telecommunications companies spent billions of dollars installing long haul optical networks in order to meet growing telecommunications needs. These networks use a technology called Dense Wavelength Division Multiplexing ("DWDM"). Certain of Veeco's Ion Beam Systems are used to manufacture DWDM filters, which create multiple optical channels that can be carried by optical fiber. During this period DWDM filters were in extremely high demand, which created a worldwide shortage. In order to keep up with this demand, optical telecommunications customers placed numerous multi-unit system orders that were to be shipped over multiple quarters.

        In early 2001, it became apparent that many of these optical telecommunications customers had accumulated too much debt and constructed too many optical networks. This caused these companies to reduce their capital spending, and as a result, demand for the filters started to evaporate. Many customers cancelled a majority of their multi-unit orders. By the end of the second quarter of 2001, a substantial amount of the backlog for systems used for manufacturing DWDM filters had been cancelled.

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

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This downturn has affected Veeco's customers' ability to purchase capital equipment and is evidenced by a significant decline in the order rate for the Company's products. The actions giving rise to the restructuring charges described below were implemented in order for Veeco to remain competitive and such actions are expected to benefit Veeco by reducing future operating costs. The $20.0 million charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million for the write-down of long-lived assets. Of the $13.6 million write-off of inventory, approximately $9.6 million was associated with the Company's process equipment segment, which sells primarily to the telecommunications and data storage industries and approximately $4.0 million related to Veeco's metrology segment, which sells mainly to the semiconductor, research and data storage industries. During the year, Veeco experienced a significant amount of order cancellations for products for which many of the raw materials had been purchased prior to the cancellation date due to the amount of lead-time necessary to build many of these tools. The $3.0 million charge for personnel and business relocation costs was principally related to plant consolidations and a workforce reduction of approximately 230 employees, located in all operations of the Company. The majority of the job classifications that were eliminated included manufacturing, sales and marketing due to the downturn in the economy. As of December 31, 2001, approximately $1.2 million for termination benefits has been paid and approximately $1.8 million remains accrued. Of this $1.8 million liability, approximately $0.4 million will be paid over the next four years and $1.4 million relates to termination costs that will be paid by the end of 2002. The write-down of long-lived assets to estimated fair value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line, which has been phased out, as well as the write-down of certain machinery and equipment, which was deemed to have no future value.

        In connection with the Applied Epi acquisition, the Company recorded a $7.0 million write-off of the fair values of acquired in-process technology projects that had not reached technological feasibility and had no alternative uses. On the date of acquisition, Applied Epi's in-process technology value was comprised of programs related to research systems, production systems, performance products and MOCVD systems that were approximately 40%, 40%, 50% and 25% complete, respectively. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects' stage of completion. The rate used to discount net cash flows to their present value was 25%. It is the opinion of management that the assumptions used at the time of the acquisition were reasonable.

        In connection with the TM acquisition, approximately $1.2 million of the purchase price was allocated to in-process technology projects for projects that had not reached technological feasibility and had no alternative future uses and thus, the amounts were expensed as of the date of acquisition. On the date of acquisition, the majority of TM's in-process technology value was comprised of the Fanou project, which was approximately 90% complete, with the remainder completed in the first quarter of 2002. The value assigned to purchased in-process technology was determined by using the income approach and the rate used to discount net cash flows to their present value was 28%. The actual results of the Fanou project did not differ materially from the underlying assumptions used by the Company.

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

        Revenue Recognition:    Effective January 1, 2000 the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller's price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At December 31, 2001 and 2000, $3.3 million and $2.0 million, respectively, are recorded in accounts receivable and deferred profit pertaining to the customer retention. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1%

to 2% of the sales value of the related equipment. For new applications of the Company's products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At December 31, 2001 and 2000, $11.2 million and $26.8 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been deferred. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

Years Ended December 31, 2000 and 1999

        Net sales were $376.1 million for the year ended December 31, 2000, representing an increase of $63.7 million, or 20%, when compared to the year ended December 31, 1999. Sales in the U.S., Europe, Japan and Asia Pacific, respectively, accounted for 50%, 15%, 21% and 14% of the Company's net sales for the year ended December 31, 2000. Sales in the U.S. increased by approximately $49.3 million, or 35% from 1999. The increase in U.S. sales is attributable to a $34.6 million increase in process equipment sales of optical filter deposition products to the optical telecommunications industry, offset in part by a decline in the sale of etch and deposition equipment, principally to the data storage industry, of $6.7 million. U.S. metrology sales also increased by 46% over the prior year, as a result of a $16.5 million, or 55%, increase in the sale of AFMs to semiconductor and research/industrial customers, along with a 31% increase in optical metrology sales due principally to the acquisitions, both under the purchase method of accounting, of OptiMag in October of 1999, which included only three months of sales in the year ended December 31, 1999, and the SLC product line, which was acquired in 2000. European sales decreased by $5.6 million, or 9%, when compared to the prior year. This decrease is a result of a 27% decrease in process equipment sales, attributable to a $10.0 million decrease in the sale of etch and deposition products to the data storage market. This decrease is partially offset by a $4.9 million, or 24%, increase in metrology sales, which consisted of a $2.7 million increase in the sale of AFMs to the semiconductor and research/industrial markets, as well as a $2.2 million increase in optical metrology sales of interferometry products to the data storage and semiconductor industries. Sales in Japan and Asia Pacific increased by $6.5 million, or 9%, and $16.2 million, or 44%, respectively, over the comparable 1999 period. The increase in sales in Japan principally reflects increased sales of AFM products, while Asia Pacific's increase is primarily due to the February 2000 purchase of the SLC product line, which is sold for the most part to the data storage industry. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $216.3 million for the year ended December 31, 2000, increased by $16.0 million, or 8%, due to a $41.8 million or 205% increase in sales of optical filter deposition products, principally to the optical telecommunications industry, which was partially offset by a decline in sales of etch and deposition products to data storage customers of $25.8 million, or 14%, over the year ended December 31, 1999. Metrology sales of $159.8 million for the year ended December 31, 2000 increased by $47.7 million or 43% from the comparable 1999 period, reflecting a 55% increase in optical metrology products from the newly acquired metrology businesses of OptiMag, Monarch and the slider crown adjust product lines, as well as a 36% increase in the sale of AFMs, which principally are sold to semiconductor and research/industrial customers.

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

        In connection with the merger with CVC, the Company incurred merger and restructuring charges of $33.0 million during 2000, of which a $15.3 million non-cash charge, or 4.0% of net sales, related to the write off of inventory, which has been included in cost of sales. Gross profit for the year ended December 31, 2000 decreased to 41.6% from 47.3% in 1999. Excluding merger and restructuring charges, gross profit as a percentage of net sales decreased to 45.7%, due primarily to a 5.7% decline in data storage process equipment gross margins from 1999 levels due to the volume decline, as well as price and cost pressures. Metrology gross margin decreased to 53.7% in 2000 compared to 56.0% in 1999, due primarily to new product transition in optical metrology, primarily at the Company's Minneapolis site, which produced the SLC product line.

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

        As previously noted, during 2000, Veeco incurred merger and restructuring charges of $33.0 million in conjunction with the merger with CVC. Similar to Veeco, CVC provided manufacturing equipment used in the production of evolving tape and disk drive recording head fabrication, optical active components, MRAM, and specialty semiconductor applications. The benefits of the merger and of the actions taken which resulted in restructuring charges were to reduce operating costs of Veeco and CVC after the consummation of the merger. The benefits of these actions were realized immediately, as Veeco experienced cost savings in the process equipment segment of the Company's operations. Of the $33.0 million of charges, which affected the process equipment segment of Veeco's business, a $15.3 million non-cash charge related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other one-time transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. The Company implemented a reorganization plan in an effort to integrate CVC into the Company, consolidate duplicate manufacturing facilities and reduce other operating costs. The $4.8 million charge for duplicate facility and personnel costs principally related to the closing of the CVC Virginia facilities and an approximate 200-person work force reduction, which included both management and manufacturing employees. Veeco determined that, following the merger, the operations previously conducted by CVC in the Virginia facilities could be conducted more efficiently in existing Veeco facilities. This determination led to the closing of the Virginia facilities and the rationalization of personnel. During the year, the entire accrual of $14.0 million for merger and reorganization costs was expended. The write-down of long-lived assets to estimated fair value related primarily to leasehold improvements, machinery and equipment and intangible assets for CVC's Virginia facilities. As a result of closing CVC's Virginia facilities and disposing of the duplicate ion beam etch and deposition product lines, goodwill and other intangibles were impaired, as well as machinery, equipment, furniture and fixtures and leasehold improvements which were deemed to have no future use. In addition, the $15.3 million non-cash write-off of inventory principally related to CVC's Virginia facilities product line of ion beam etch and deposition equipment. The Company has integrated the technology from this product line into Veeco's existing ion beam etch and deposition products. Accordingly, the Company has determined that a portion of this product line's inventory is not useable in the future.

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

        On April 19, 2001, the Company entered into a $100 million revolving credit facility (as amended, the "Facility"), which replaced the Company's prior $40 million revolving credit facility. The Facility's interest rate is a floating rate based on the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flows exceeds a defined ratio. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is also required to satisfy certain financial tests. In connection with a recent amendment of the Facility, certain financial covenants and definitions were amended and the accounts receivable of the Company and its material domestic subsidiaries were pledged to secure the Company's obligations under this facility. As of December 31, 2001, and for all prior periods, the Company was in compliance with the covenants set forth in the Facility. As of December 31, 2001, there were no borrowings outstanding under the Facility, but approximately $4.0 million of letters of credit were outstanding under the Facility.

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

        Cash provided by operations totaled $21.7 million during the year ended December 31, 2001. This amount consisted primarily of net income of $10.3 million plus non-cash charges for depreciation and amortization, net loss on the disposal of discontinued operations, non-cash restructuring and other expenses, write-off of purchased in-process technology and a stock option income tax benefit aggregating $56.1 million and a decrease in accounts receivable of $18.7 million. Accounts receivable decreased due to the decrease in sales volume during the fourth quarter of 2001. These items were partially offset by an increase in inventories, decreases in accounts payable and accrued expenses, deferred profit and other current liabilities and an increase in deferred taxes of $8.4 million, $15.0 million, $21.2 million and $13.4 million, respectively. Accounts payable decreased primarily as a result of reduced ordering of materials and services due to a lower level of business activity at the end of 2001 as compared to 2000. The reduction in deferred profit is the result of a lower level of sales and product mix that impacts timing of revenue recognition.

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

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Credit Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements through 2002, as well as the Company's contractual obligations, detailed in the above table, over the next five years.

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

        Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. In addition, Veeco has, in limited circumstances, permitted major customers to return previously shipped products in order to maintain business relationships with such customers. Therefore, backlog at any particular date is not necessarily representative of actual sales for any succeeding period. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period.

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

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1
	Agreement and Plan of Merger, dated as of September 6, 2001, among Veeco Instruments Inc., Veeco Acquisition Corp., Applied Epi, Inc., the shareholders of Applied Epi, Inc. listed on the signature pages thereto and Paul E. Colombo, as Stockholders' Representative.	Current Report on Form 8-K, filed September 14, 2001, Exhibit 99.1
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
4.1
	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1

10.1
	Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001, Exhibit 10.1
10.2
	Amendment and Waiver dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.1
10.3
	Consent and Second Amendment dated as of December 21, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.3
10.4
Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated
	April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.4
10.5
Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated
	April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.5
10.6
	Loan Agreement dated March 31, 1998 between CVC Products, Inc. and Manufacturers and Traders Trust Company, including amendments thereto dated September 30, 1998, February 19, 1999 and September 22, 1999.	CVC, Inc. Registration Statement on Form S-1 (File Number 333-38057), Exhibits 10.44, 10.45, 10.46 and 10.47
10.7	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2

10.8	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3
10.9
	Collateral Pledge and Security Agreement among Veeco, State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.1
10.10
	Supplement No. 1 to Collateral Pledge and Security Agreement among Veeco and State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of January 3, 2002.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.3
10.11
	Registration Rights Agreement among Veeco and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC, as the initial purchasers of Veeco's 4 1/8% Convertible Subordinated Notes due 2008, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.2
10.12	Registration Rights Agreement among Veeco and the Former Applied Epi Stockholders named therein, dated as of September 17, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.4
10.13	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.14	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.15	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.16	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.17	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.18	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17

10.19	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.20	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.21	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.22	Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan, dated October 26, 2000.	Annual Report on Form 10-K for the Year Ended December 31, 2000, Exhibit 10.18
10.23	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.24	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 11, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.1
10.25	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.26	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.27	CVC, Inc. 1999 Non-employee Directors' Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.1
10.28	CVC, Inc. Amended and Restated 1997 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.2
10.29	Amended and Restated (1996) Stock Option Plan of CVC, Inc. (formerly, CVC Holdings, Inc.).	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.3
10.30	Form of Commonwealth Scientific Corporation Non-Qualified Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.4
10.31	Applied Epi, Inc. 1993 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1
10.32	Applied Epi, Inc. 2000 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.2

10.33	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3
10.34	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6
10.35	Employment Agreement dated as of April 3, 2000 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.2
10.36	Employment Agreement dated as of April 3, 2000 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.37	Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Don R. Kania.	Annual Report on Form 10-K for the Year Ended December 31, 1997, Exhibit 10.33
10.38	Letter Agreement dated January 16, 1995 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 1994, Exhibit 10.20
21.1	Subsidiaries of the Registrant.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 21.1
23.1	Consent of Ernst & Young LLP.	*
23.2	Consent of PricewaterhouseCoopers LLP.	*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*
Filed herewith

        All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 2002.

VEECO INSTRUMENTS INC.
By:	/s/ EDWARD H. BRAUN Edward H. Braun Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on November 25, 2002.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Edward H. Braun, Chairman, Chief Executive Officer and President of Veeco Instruments Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Veeco Instruments Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ Edward H. Braun

Edward H. Braun
Chairman, Chief Executive Officer and President
Veeco Instruments Inc.
November 25, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, John F. Rein, Jr., Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Veeco Instruments Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Veeco Instruments Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ John F. Rein, Jr.

John F. Rein, Jr.
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary
Veeco Instruments Inc.
November 25, 2002

Index to Exhibits

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1
	Agreement and Plan of Merger, dated as of September 6, 2001, among Veeco Instruments Inc., Veeco Acquisition Corp., Applied Epi, Inc., the shareholders of Applied Epi, Inc. listed on the signature pages thereto and Paul E. Colombo, as Stockholders' Representative.	Current Report on Form 8-K, filed September 14, 2001, Exhibit 99.1
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
4.1
	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1

10.1
	Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001, Exhibit 10.1
10.2
	Amendment and Waiver dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.1
10.3
	Consent and Second Amendment dated as of December 21, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.3
10.4
Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated
	April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.4
10.5
Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated
	April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.5
10.6
	Loan Agreement dated March 31, 1998 between CVC Products, Inc. and Manufacturers and Traders Trust Company, including amendments thereto dated September 30, 1998, February 19, 1999 and September 22, 1999.	CVC, Inc. Registration Statement on Form S-1 (File Number 333-38057), Exhibits 10.44, 10.45, 10.46 and 10.47
10.7	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2
10.8	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3

10.9
	Collateral Pledge and Security Agreement among Veeco, State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.1
10.10
	Supplement No. 1 to Collateral Pledge and Security Agreement among Veeco and State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of January 3, 2002.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.3
10.11
	Registration Rights Agreement among Veeco and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC, as the initial purchasers of Veeco's 4 1/8% Convertible Subordinated Notes due 2008, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.2
10.12	Registration Rights Agreement among Veeco and the Former Applied Epi Stockholders named therein, dated as of September 17, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.4
10.13	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.14	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.15	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.16	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.17	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.18	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.19	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.20	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3

10.21	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.22	Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan, dated October 26, 2000.	Annual Report on Form 10-K for the Year Ended December 31, 2000, Exhibit 10.18
10.23	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.24	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 11, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.1
10.25	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.26	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.27	CVC, Inc. 1999 Non-employee Directors' Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.1
10.28	CVC, Inc. Amended and Restated 1997 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.2
10.29	Amended and Restated (1996) Stock Option Plan of CVC, Inc. (formerly, CVC Holdings, Inc.).	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.3
10.30	Form of Commonwealth Scientific Corporation Non-Qualified Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.4
10.31	Applied Epi, Inc. 1993 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1
10.32	Applied Epi, Inc. 2000 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.2
10.33	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3
10.34	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6

10.35	Employment Agreement dated as of April 3, 2000 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.2
10.36	Employment Agreement dated as of April 3, 2000 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.37	Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Don R. Kania.	Annual Report on Form 10-K for the Year Ended December 31, 1997, Exhibit 10.33
10.38	Letter Agreement dated January 16, 1995 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 1994, Exhibit 10.20
21.1	Subsidiaries of the Registrant.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 21.1
23.1	Consent of Ernst & Young LLP.	*
23.2	Consent of PricewaterhouseCoopers LLP.	*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

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

PricewaterhouseCoopers LLP

Rochester, New York
October 18, 1999

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$203,154	$63,419
Short-term investments	—	26,895
Accounts receivable, less allowance for doubtful accounts of $3,350 in 2001 and $2,067 in 2000	88,449	96,151
Inventories	101,419	95,409
Prepaid expenses and other current assets	22,636	14,300
Deferred income taxes	46,832	45,303

Total current assets	462,490	341,477
Property, plant and equipment at cost, net	78,547	59,924
Excess of cost over net assets acquired, less accumulated amortization of $5,242 in 2001 and $1,908 in 2000	125,585	9,481
Purchased technology, less accumulated amortization of $6,374 in 2001 and $2,582 in 2000	49,794	5,513
Other intangible assets, less accumulated amortization of $6,805 in 2001 and $1,802 in 2000	14,594	4,831
Long-term investments	23,519	—
Other assets	990	1,299

Total assets	$755,519	$422,525

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$19,657	$32,741
Accrued expenses	58,070	55,728
Deferred profit	14,566	28,771
Income taxes payable	8,630	2,343
Current portion of long-term debt	3,544	1,431

Total current liabilities	104,467	121,014
Deferred income taxes	10,157	2,681
Long-term debt	215,519	14,631
Other liabilities	1,405	1,291
Shareholders' equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 40,000,000 shares authorized; 29,006,706 and 24,662,651 shares issued and outstanding in 2001 and 2000, respectively	290	247
Additional paid-in capital	359,007	226,628
Retained earnings	68,484	58,175
Unamortized deferred compensation	—	(23)
Accumulated comprehensive loss	(3,810)	(2,119)

Total shareholders' equity	423,971	282,908

Total liabilities and shareholders' equity	$755,519	$422,525

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

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities
Net income (loss)	$10,309	$(17,880)	$21,981
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,654	15,473	9,881
Deferred income taxes	(13,406)	(22,036)	(2,726)
Stock option income tax benefit	6,195	28,988	1,911
Non-cash merger and restructuring expenses	16,965	19,044	—
Loss on disposal of discontinued operations	2,123	—	1,734
Write-off of purchased in-process technology	8,200	—	2,474
Cumulative effect of change in accounting principle	—	18,382	—
Other	481	(47)	(664)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	18,748	(26,219)	(29,550)
Inventories	(8,399)	(24,952)	(12,583)
Accounts payable	(14,972)	7,439	3,192
Accrued expenses, deferred profit and other current liabilities	(21,224)	9,785	2,924
Recoverable income taxes	629	(4,100)	—
Other, net	(6,560)	5,790	10,492
Operating activities three months ended 12/31/99 - CVC	—	638	—

Net cash provided by operating activities	21,743	10,305	9,066

Investing activities
Capital expenditures	(19,180)	(17,803)	(12,187)
Proceeds from sale of property, plant and equipment	—	497	3,129
Proceeds from sale of business	—	3,000	—
Payments for net assets of businesses acquired	(59,557)	(13,835)	(3,300)
Purchases of available-for-sale securities	(284,685)	(436,013)	(395,949)
Sales of available-for-sale securities	67,946	110,453	29,407
Maturities of available-for-sale securities	243,634	349,578	315,631
Purchase of long-term investments	(23,519)	—	—
Investing activities three months ended 12/31/99 - CVC	—	(528)	—

Net cash used in investing activities	(75,361)	(4,651)	(63,269)

Financing activities
Proceeds from stock issuances	5,964	31,274	65,403
Net proceeds from borrowings under lines of credit	25,000	—	6,540
Proceeds from long-term debt	200,000	—	—
Repayments of long-term debt and borrowings under lines of credit	(33,662)	(9,318)	(11,687)
Payment for debt issuance costs	(6,000)	—	—
Other	(68)	—	—
Distributions to former shareholders of Ion Tech	—	—	(98)
Financing activities three months ended 12/31/99 - CVC	—	3,627	—

Net cash provided by financing activities	191,234	25,583	60,158

Effect of exchange rate changes on cash and cash equivalents	2,119	2,331	298

Net increase in cash and cash equivalents	139,735	33,568	6,253
Cash and cash equivalents at beginning of year	63,419	29,851	23,598

Cash and cash equivalents at end of year	$203,154	$63,419	$29,851

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

        For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At December 31, 2001 and 2000, $3.3 million and $2.0 million, respectively, are recorded in accounts receivable and deferred profit pertaining to the customer retention. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At December 31, 2001 and 2000, $11.2 million and $26.8 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been deferred.

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

2. Business Combinations and Basis of Presentation (Continued)

        The merger was accounted for using the purchase method of accounting. The results of operations for Applied Epi for the period from September 17, 2001 to December 31, 2001 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001. The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as follows (in thousands):

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

        The purchase price was allocated to intangible assets as follows: approximately $101.9 million to excess of cost over net assets acquired, which is nonamortizable under Statement No. 142 and is not deductible for income tax purposes; $41.0 million to core technology, amortizable over approximately six years; $1.0 million to non-compete agreements, amortizable over three years; $4.5 million to customer related intangibles, amortizable over six months to five years and $2.0 million to trademarks and trade names, amortizable over ten years. The purchased in-process technology, which totaled $7.0 million, includes the value of products in the development stage, which have not reached technological feasibility and for which there are no alternative future uses. Accordingly, this amount was expensed at the acquisition date. Applied Epi's in-process technology value is comprised of programs related to research systems, production systems, performance products and MOCVD (metal organic chemical vapor deposition) systems that were approximately 40%, 40%, 50% and 25% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects' stage of completion. The rate used to discount net cash flows to their present value was 25%. It is the opinion of management that the assumptions used at the time of the acquisition were reasonable.

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

        In connection with the TM acquisition, approximately $1.2 million of the purchase price was allocated to in-process technology projects for projects that had not reached technological feasibility and had no alternative future uses and thus, the amounts were expensed as of the date of acquisition. On the date of acquisition, the majority of TM's in-process technology value was comprised of the Fanou project, which was approximately 90% complete, with the remainder completed in the first quarter of 2002. The value assigned to purchased in-process technology was determined by using the income approach and the rate used to discount net cash flows to their present value was 28%. The actual results of the Fanou project did not differ materially from the underlying assumptions used by the Company.

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

        During June 2000, the Company implemented a reorganization plan in an effort to integrate CVC into the Company, consolidate duplicate manufacturing facilities and reduce other operating costs. In connection therewith, Veeco recorded a $33.0 million charge to earnings during the year ended December 31, 2000, which affected the process equipment segment of Veeco. Similar to Veeco, CVC provided manufacturing equipment used in the production of evolving tape and disk drive recording head fabrication, optical active components, MRAM, and specialty semiconductor applications. The benefits of the merger and of the actions taken which resulted in restructuring charges were to reduce operating costs of Veeco and CVC after the consummation of the merger. The benefits of these actions were realized immediately, as Veeco experienced cost savings in the process equipment segment of the Company's operations. Of these charges, $15.3 million related to a non-cash write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other one-time transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. The $4.8 million charge for duplicate facility and personnel costs principally related to the closing of CVC's Virginia facilities and an approximate 200-person work force reduction, which included both management and manufacturing employees principally located in Alexandria, Virginia, and Rochester and Plainview, New York. Veeco determined that, following the merger, the operations previously conducted by CVC in the Virginia facilities could be conducted more efficiently in existing Veeco facilities. This determination led to the closing of the Virginia facilities and the rationalization of personnel. The accrual of $14.0 million for merger and reorganization costs was expended as of December 31, 2000, which represented $9.4 million for transaction costs, $3.5 million for termination benefits paid and $1.1 million for duplicate facility costs. The write-down of long-lived assets to estimated fair value related primarily to leasehold improvements, machinery and equipment and intangible assets for CVC's Virginia facilities. As a result of closing CVC's Virginia facilities and disposing of the duplicate ion beam etch and deposition product lines, goodwill and other intangibles were impaired, as well as machinery, equipment, furniture and fixtures and leasehold improvements which were deemed to have no future use. In addition, the $15.3 million non-cash write-off of inventory principally related to CVC Virginia facilities' product line of ion beam etch and deposition equipment. The Company has integrated this product line into Veeco's existing ion beam etch and deposition products, and has determined that a portion of this product line's inventory is not useable.

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

6. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
	(In thousands)
Deferred tax assets:
Inventory valuation	$9,370	$9,399
Domestic net operating loss carryforwards	17,486	17,605
Tax credit carryforwards	10,605	—
Foreign net operating loss carryforwards	168	190
Warranty and installation	2,899	2,593
Other accruals	12,059	3,065
Deferred profit	5,751	11,693
Other	4,961	1,260

Total deferred tax assets	63,299	45,805
Valuation allowance	(2,419)	(502)

Net deferred tax assets	60,880	45,303

Deferred tax liabilities:
Tax over book depreciation	1,843	2,673
Purchased intangible assets	20,419	—
DISC termination	1,934	—
Other	9	8

Total deferred tax liabilities	24,205	2,681

Net deferred taxes	$36,675	$42,622

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

7. Commitments and Contingencies and Other Matters

Restructuring Charges

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This downturn has affected Veeco's customers' ability to purchase capital equipment and is evidenced by a significant decline in the order rate for the Company's products. The actions giving rise to the restructuring charges described below were implemented in order for Veeco to remain competitive and such actions are expected to benefit Veeco by reducing future operating costs. The $20.0 million charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million was for the write-down of long-lived assets. Of the $13.6 million write-off of inventory, approximately $9.6 million was associated with the Company's process equipment segment, which sells primarily to the telecommunications and data storage industries and approximately $4.0 million related to Veeco's metrology segment, which sells mainly to the semiconductor, research and data storage industries. During the year, Veeco experienced a significant amount of order cancellations for products for which many of the raw materials had been purchased prior to the cancellation date due to the amount of lead-time necessary to build many of these tools. The $3.0 million charge for personnel and business relocation costs principally relate to plant consolidations and a workforce reduction of approximately 230 employees, located in all operations of the Company. The majority of the job classifications that were eliminated included manufacturing, sales and marketing, due to the downturn in the economy. As of December 31, 2001, approximately $1.2 million for termination benefits has been paid and approximately $1.8 million remains accrued. Of this $1.8 million liability, approximately $0.4 million relates to rental payments on a lease agreement for space the Company has vacated and will be paid over the next four years and $1.4 million relates to termination costs that will be paid by the end of 2002. The write-down of long-lived assets to estimated fair value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line of approximately $2.5 million, which has been phased out, as well as the write-down of certain machinery and equipment of approximately $0.9 million, which was deemed to have no future value.

        A reconciliation of the liability for personnel and business relocation costs is as follows (in millions):

	Accrued Severance Costs	Accrued Lease Costs
Charged to accrual	$2.6	$0.4
Cash payments through December 31, 2001	1.2	—

Balance as of December 31, 2001	$1.4	$0.4

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

7. Commitments and Contingencies and Other Matters (Continued)

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

8. Foreign Operations, Geographic Area and Product Segment Information

        Revenue and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2001, 2000 and 1999 are as follows:

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2001	2000	1999	2001	2000	1999
United States	$407,407	$347,970	$250,710	$76,766	$58,236	$59,576
Foreign Countries	176,341	95,884	112,053	1,781	1,688	1,314
Eliminations	(134,497)	(67,741)	(50,317)	—	—	—

	$449,251	$376,113	$312,446	$78,547	$59,924	$60,890

        Revenue related to the Company's operations in Japan for the years ended December 31, 2001, 2000 and 1999 are $80.0 million, $27.4 million and $33.0 million, respectively.

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

        The Company evaluates performance based on income or loss from operations before interest, income taxes and amortization (EBITA). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from segment profit primarily consist of corporate expenses, including income taxes, as well as other unusual charges for purchased in-process technology, restructuring and asset impairment charges and merger-related costs. Corporate expenses are comprised primarily of general and administrative expenses.

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

S-1

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