Form 10-Q/A
period 2002-03-31
VEECO INSTRUMENTS INC
filed 2002-11-25
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

VEECO INSTRUMENTS INC.

INDEX

		Page
PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Operations— Three Months Ended March 31, 2002 and 2001	4
	Condensed Consolidated Balance Sheets— March 31, 2002 and December 31, 2001	5
	Condensed Consolidated Statements of Cash Flows— Three Months Ended March 31, 2002 and 2001	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17
CERTIFICATIONS		18

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

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$219,108	$203,154
Accounts receivable, net	69,815	88,449
Inventories	99,273	101,419
Prepaid expenses and other current assets	15,611	22,636
Deferred income taxes	49,549	46,832

Total current assets	453,356	462,490
Property, plant and equipment at cost, net	76,699	78,547
Goodwill	125,585	125,585
Long-term investments	34,912	23,519
Other assets, net	63,054	65,378

Total assets	$753,606	$755,519

Liabilities and shareholders' equity
Current Liabilities:
Accounts payable	19,809	19,657
Accrued expenses	49,163	58,070
Deferred profit	9,265	14,566
Other current liabilities	7,875	12,174

Total current liabilities	86,112	104,467
Long-term debt, net of current portion	235,156	215,519
Other non-current liabilities	11,932	11,562
Shareholders' equity	420,406	423,971

Total liabilities and shareholders' equity	$753,606	$755,519

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

        The Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets in the first quarter of 2002. The Company has reviewed its business and determined that four reporting units be reviewed for impairment in accordance with the standard. The four reporting units are New York Equipment and Telecommunications, which comprise the process equipment operating segment, and AFM and Optical, which comprise the metrology operating segment. Based upon the judgment of management, it was determined that there is no impairment to goodwill as of January 1, 2002.

        The following table outlines the components of goodwill by business segment at March 31, 2002 after the adoption of the standard, in thousands:

	Process Equipment Segment	Metrology Segment	Total
Goodwill	$102,808	$22,777	$125,585

        The gross carrying amount and the accumulated amortization of the major intangible asset classes are as follows, in thousands:

	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$54,100	$8,283
Other intangible assets	24,909	8,585

Total	$79,009	$16,868

        The estimated aggregate amortization for each of the five succeeding fiscal years is as follows (in thousands):

For nine months ended December 31, 2002	$8,938
2003	11,571
2004	11,253
2005	10,969
2006	10,269

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

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory ($9.6 million associated with the process equipment segment and $4.0 million with the metrology segment), related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. During the three months ended March 31, 2002, approximately $0.5 million of the $3.0 million liability for relocation and termination benefits has been paid and approximately $1.3 million remains accrued at March 31, 2002. Since the date the charge was recorded, approximately $1.7 million has been paid as of March 31, 2002. Of the $1.3 million remaining accrual, $0.4 million relates to rental payments on a lease agreement for space the Company has vacated and will be paid over the next four years and $0.9 million relates to termination costs, which will be paid by the end of 2002.

        A reconciliation of the liability for the first quarter restructuring charge, for severance related costs is as follows (in millions):

Charged to accrual	$0.8
Cash payments during the first Quarter ended March 31, 2002	0.3

Balance as of March 31, 2002	$0.5

        A reconciliation of the liability for the 2001 restructuring charge, for personnel and business relocation costs is as follows (in millions):

	Accrued Severance Costs	Accrued Lease Costs
Charged to accrual	$2.6	$0.4
Cash payments through December 31, 2001	1.2	—
Cash payments during the first Quarter ended March 31, 2002	0.5	—

Balance as of March 31, 2002	$0.9	$0.4

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended March 31, 2002 and 2001

        Net sales of $80.1 million for the three months ended March 31, 2002, represents a decrease of 36% from the 2001 comparable period net sales of $125.4 million, reflecting a decrease in both process equipment and metrology sales. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 55%, 14%, 17% and 14%, respectively, of the Company's net sales for the three months ended March 31, 2002. Sales in the U.S. decreased 40% from the comparable 2001 period due to a 43% decline in U.S. process equipment sales, principally sales of optical filter deposition products to the telecommunications industry, as well as an 18% decrease in the sale of etch and deposition equipment to data storage customers. U.S. metrology sales also decreased by 31%, primarily as a result of a $4.5 million, or 60%, reduction in optical metrology sales to data storage and semiconductor customers, along with a $1.5 million, or 12%, decline in the sale of atomic force microscopes (AFMs) to semiconductor customers. This decrease in U.S. sales is offset in part by $9.3 million of sales of molecular beam epitaxy (MBE) equipment produced by the Company's Applied Epi subsidiary, which was acquired in September 2001, and, therefore, had no sales in the prior year comparable period. Sales in Europe decreased 29% from the comparable 2001 period, due primarily to a $6.5 million, or 82%, decline in etch and deposition equipment sales to the data storage industry. This decrease was offset in part by a $1.3 million, or 18%, increase in metrology sales, principally attributable to an increase in the sale of AFMs. Sales in Japan decreased 49% from the comparable 2001 period as a result of a decline of $6.9 million, or 62%, in sales for both etch and deposition equipment to data storage customers, a $2.7 million, or 67%, decrease in the sale of optical deposition products to telecommunciations customers and a $3.6 million, or 38%, decline in the sale of AFMs to semiconductor customers. Sales in Asia Pacific remained relatively flat from the comparable 2001 period, although process equipment sales increased by $2.5 million, or 95%, due to an increase in etch and deposition sales, while metrology sales declined by $1.6 million, primarily as a result of the decline in sales of interferometry products to semiconductor and data storage customers. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $44.8 million for the three months ended March 31, 2002, represents a decrease of $35.5 million, or 44%, from the comparable 2001 period, due primarily to a $34.1 million, or 88%, decrease in optical filter deposition sales to the telecommunications industry, as well as a $12.4 million, or 30%, decline in etch and deposition sales, principally to the data storage industry. Metrology sales of $35.3 million for the three months ended March 31, 2002 decreased by $9.8 million, or 22%, over the comparable 2001 period, due primarily to a 43% decline in sales of optical metrology products, especially interferometry sales to the semiconductor and data storage industries, as well as a 15% decrease in the sale of AFMs.

        Veeco received $70.2 million of orders during the three months ended March 31, 2002, a 36% decrease compared to $110.2 million of orders for the comparable 2001 period. Process equipment orders decreased 47% to $38.4 million, principally reflecting a decrease in orders for the telecommunications industry, as well as a decrease in orders for etch and deposition systems by data storage customers. Metrology orders decreased by 15% to $31.8 million, reflecting a decrease in bookings for both the Company's AFM and optical metrology line of products. The Company's first quarter book/bill ratio for 2002, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.88.

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

        During the year ended December 31, 2001, in connection with the Applied Epi acquisition, the Company recorded a $7.0 million write-off of the fair values of acquired in-process technology projects that had not reached technological feasibility and had no alternative uses. On the date of acquisition, Applied Epi's in-process technology value was comprised of programs related to research systems, production systems, performance products and metal organic chemical vapor deposition ("MOCVD") systems. It is the opinion of management that the assumptions used at the time of the acquisition were reasonable.

        During the three months ended March 31, 2002, the Company incurred a restructuring charge of $0.8 million related to the reduction in work force announced in the fourth quarter of 2001. This charge includes severance related costs for approximately 60 employees which included both management and manufacturing employees located at the Company's Minnesota, Plainview and Rochester operations. As of March 31, 2002, approximately $0.3 million has been expended and approximately $0.5 million remains accrued. During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory ($9.6 million associated with the process equipment segment and $4.0 million with the metrology segment), related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. During the three months ended March 31, 2002, approximately $0.5 million of the $3.0 million liability for relocation and termination benefits has been paid and approximately $1.3 million remains accrued at March 31, 2002. Since the date the charge was recorded, approximately $1.7 million has been paid as of March 31, 2001. Of the $1.3 million remaining accrual, $0.4 million relates to rental payments on a lease agreement for space the Company has vacated and will be paid over the next four years and $0.9 million relates to termination costs which will be paid by the end of 2002.

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

        Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller's price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At March 31, 2002 and December 31, 2001, $2.2 million and $3.3 million, respectively, are recorded in accounts receivable and deferred profit pertaining to the customer retention. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new applications of the Company's existing products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At March 31, 2002 and December 31, 2001, $7.1 million and $11.2 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been deferred. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

Liquidity and Capital Resources

        Cash flows from operations were $1.8 million for the three months ended March 31, 2002, as compared to $2.0 million for the comparable 2001 period. Net income adjusted for non-cash items provided operating cash flows of $2.1 million for the three months ended March 31, 2002 compared to $24.7 million for the comparable 2001 period. The amount of net income adjusted for non-cash items for the three months ended March 31, 2002 was offset by a decrease in working capital of $0.3 million. Accounts receivable for the three months ended March 31, 2002 decreased by $18.1 million, primarily as a result of the decrease in sales volume from the fourth quarter of 2001. Deferred profit for the three months ended March 31, 2002 decreased by $5.3 million as a result of revenue recognition on tools that received final customer acceptance. Taxes payable decreased by $8.1 million, as a result of income tax payments made by the Company's Japanese subsidiary and various other tax payments made in the first quarter of 2002 related to sales and foreign taxes. In addition, accrued expenses decreased as a result of bonuses paid in the first quarter of 2002 and the decrease in accrued commission expense related to the decline in sales volume.

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

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $100.0 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months, as well as the Company's contractual obligations, detailed in the above table, over the next five years. As of March 31, 2002, the Company was in compliance with the covenants set forth in the Company's credit facility.

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

Number	Exhibit	Incorporated by Reference to the Following Documents
10.1	Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001 Exhibit 10.4
10.2
	Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001 Exhibit 10.5
10.3	Security Agreement dated as of March 20, 2002 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and Fleet National Bank, as administrative agent.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 Exhibit 10.3
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*
Filed herewith

(b)
Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 25, 2002

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward H. Braun, Chairman, Chief Executive Officer and President of Veeco Instruments Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of Veeco Instruments Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ EDWARD H. BRAUN

Edward H. Braun
Chairman, Chief Executive Officer and President
Veeco Instruments Inc.
November 25, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John F. Rein, Jr., Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Veeco Instruments Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of Veeco Instruments Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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