Form 10-Q/A
period 2002-06-30
VEECO INSTRUMENTS INC
filed 2002-11-25
CIK 103145

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

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$221,343	$203,154
Accounts receivable, net	73,026	88,449
Inventories	104,163	102,103
Prepaid expenses and other current assets	7,715	21,952
Deferred income taxes	54,167	46,832

Total current assets	460,414	462,490
Property, plant and equipment at cost, net	74,711	78,547
Goodwill	125,585	125,585
Long-term investments	30,453	23,519
Other assets, net	61,402	65,378

Total assets	$752,565	$755,519

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$21,105	$19,657
Accrued expenses	44,605	58,070
Deferred profit	6,757	14,566
Other current liabilities	9,597	12,174

Total current liabilities	82,064	104,467
Long-term debt, net of current portion	234,729	215,519
Other non-current liabilities	11,924	11,562
Shareholders' equity	423,848	423,971

Total liabilities and shareholders' equity	$752,565	$755,519

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

        The following table sets forth the reconciliation of diluted weighted average shares outstanding:

	Three Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Weighted average shares outstanding	29,083	24,767	29,052	24,722
Dilutive effect of stock options and warrants	—	448	—	500

Diluted weighted average shares outstanding	29,083	25,215	29,052	25,222

        The assumed conversion of subordinated convertible notes is antidilutive for the three and six months ended June 30, 2002 and therefore is not included in the above diluted weighted average shares outstanding.

Note 2 — Balance Sheet Information

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

Note 4 — Comprehensive Income (Loss)

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

Note 5 — Recent Accounting Pronouncements

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

        The following table outlines the components of goodwill by business segment at June 30, 2002 after the adoption of the standard, in thousands:

	Process Equipment Segment	Metrology Segment	Total
Goodwill	$102,808	$22,777	$125,585

        The gross carrying amount and the accumulated amortization of the major intangible asset classes are as follows, in thousands:

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$54,100	$10,533
Other intangible assets	25,309	9,565

Total	$79,409	$20,098

        The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

For six months ended December 31, 2002	$5,766
2003	11,571
2004	11,253
2005	10,969
2006	10,269

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

Note 6 — Recent Events

Restructuring

        In response to the significant decline in the business environment and current market conditions, the Company has restructured its business and operations. The actions giving rise to the restructuring charges below were implemented in order for Veeco to remain competitive and such actions are expected to benefit Veeco by reducing future operating costs.

        During the three months ended June 30, 2002, the Company incurred a restructuring charge of approximately $1.1 million related to the reduction in work force announced in both the fourth quarter of 2001 and the first quarter of 2002. The $1.1 million charge includes severance related costs for approximately 30 employees, which included both management and manufacturing employees in the process equipment segment. As of June 30, 2002, approximately $0.2 million has been expended and approximately $0.9 million remains accrued. Of the remaining amount at June 30, 2002, approximately $0.6 million is expected to be paid during the next six months and approximately $0.3 million is expected to be paid by the third quarter of 2003.

        During the three months ended March 31, 2002, the Company incurred a restructuring charge of $0.8 million related to the reduction in work force announced in the fourth quarter of 2001. This charge includes severance related costs for approximately 60 employees which included both management and manufacturing employees located at the Company's Minnesota, Plainview and Rochester operations. As of June 30, 2002, approximately $0.5 million has been expended and approximately $0.3 million remains accrued. The remaining liability is anticipated to be paid during the next six months of 2002.

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory ($9.6 million associated with the process equipment segment and $4.0 million with the metrology segment), related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. During the three and six months ended June 30, 2002, approximately $0.5 million and $1.0 million, respectively, of the $3.0 million liability for relocation and termination benefits has been paid and approximately $0.8 million remains accrued at June 30, 2002. Since the date charge was recorded, approximately $2.2 million has been paid as of June 30, 2002. Of the $0.8 million remaining accrual, $0.4 million relates to rental payments on a lease agreement for space that the Company has vacated and will be paid over the next four years and $0.4 million relates to termination costs that will be paid by the end of 2002.

        A reconciliation of the liabilities for the 2002 restructuring charges for severance related costs is as follows (in millions):

	Second Quarter 2002 Charge	First Quarter 2002 Charge
Charged to accrual	$1.1	$0.8
Cash payments during the first Quarter ended March 31, 2002	—	0.3
Cash payments during the second Quarter ended June 30, 2002	0.2	0.2

Balance as of June 30, 2002	$0.9	$0.3

        A reconciliation of the liability for the 2001 restructuring charge, for personnel and business relocation costs is as follows (in millions):

	Accrued Severance Costs	Accrued Lease Costs
Charged to accrual	$2.6	$0.4
Cash payments through December 31, 2001	1.2	—
Cash payments during the first Quarter ended March 31, 2002	0.5	—
Cash payments during the second Quarter ended June 30, 2002	0.5	—

Balance as of June 30, 2002	$0.4	$0.4

Discontinued Operations

        In May 2002, the Company sold the remainder of its industrial measurement business. During the six months ended June 30, 2002, the Company recorded an additional loss on the disposal of the discontinued operations of $0.3 million, net of taxes of approximately $0.2 million.

Note 7 — Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended June 30, 2002 and 2001

        Net sales of $77.3 million for the three months ended June 30, 2002, represent a decrease of $34.8 million, or 31%, from the 2001 comparable period sales of $112.1 million, resulting principally from a decrease in sales of process equipment products. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 36%, 21%, 18% and 25%, respectively, of the Company's net sales for the three months ended June 30, 2002. Sales in the U.S. decreased 56% from the comparable 2001 period due to a 67% decline in U.S. process equipment sales, particularly for sales of optical filter deposition products to the telecommunications industry, as well as a 27% decrease in U.S. metrology sales. The decrease in metrology sales was a result of a 15% reduction in the sale of AFMs, as well as a 52% reduction in the sale of optical metrology products, which was primarily due to the decline in sales of the slider level crown adjust (SLC) product line to the data storage industry, which has been phased out in 2001. Sales in Europe and Asia Pacific increased 32% and 81%, respectively. The increase in Europe is principally a result of $3.7 million of sales of molecular beam epitaxy (MBE) equipment produced by Veeco's Applied Epi subsidiary, which was acquired by the Company in September 2001. The increase in Asia Pacific is principally a result of an increase in etch and deposition equipment sales to the data storage industry, as well as an increase of $6.5 million in sales of optical metrology products, primarily to the data storage industry. Sales in Japan decreased 49% from the 2001 comparable period, due primarily to the decline in sales of both etch and deposition products to data storage customers, as well as optical filter deposition products to telecommunications customers. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $36.9 million for the three months ended June 30, 2002, decreased by $36.3 million, or 50%, from the comparable 2001 period. The decrease in process equipment sales has resulted primarily from the decline in sales of optical filter deposition equipment of $26.5 million, or 87%, to the telecommunications industry, as well as a $16.3 million decrease in sales of etch and deposition products to the data storage industry. This decrease was partially offset by a $6.5 million increase in the sale of MBE equipment to the telecommunications industry by the Company's Applied Epi subsidiary, which was acquired in September 2001. Metrology sales of $40.4 million for the three months ended June 30, 2002, increased slightly (4%) from the comparable prior period sales of $38.9 million, due to a $2.2 million or 23% increase in optical metrology sales, principally to the data storage and semiconductor industries.

        Veeco received $78.2 million of orders during the three months ended June 30, 2002, a 3% decrease compared to $80.3 million of orders for the comparable 2001 period. Process equipment orders decreased 8% to $37.1 million, due to a decline in orders from optical telecommunications and data storage customers. Veeco's Ion Tech subsidiary had a decrease of $2.3 million, or 25%, in orders from the comparable 2001 period. Etch and deposition equipment orders decreased 19% to $25.2 million from $31.2 million for the comparable 2001 period. Metrology orders increased slightly (2%) to $41.1 million. The Company's second quarter book/bill ratio for 2002, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 1.01.

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

        During the three months ended June 30, 2002, the Company recorded a restructuring charge of $1.1 million related to the reduction in workforce announced in both the fourth quarter of 2001 and the first quarter of 2002. This charge includes severance related costs for approximately 30 employees, which included both management and manufacturing employees, in the Company's process equipment segment. As of June 30, 2002, approximately $0.2 million has been expended and approximately $0.9 million remains accrued. Of the remaining amount at June 30, 2002, approximately $0.6 million is expected to be paid during the next six months and approximately $0.3 million is expected to be paid by the third quarter of 2003.

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

Six Months Ended June 30, 2002 and 2001

        Net sales were $157.5 million for the six months ended June 30, 2002, representing a decrease of approximately $80.0 million, or 34%, from the comparable 2001 period. The decrease is primarily a result of a decrease in process equipment sales. Sales in the U.S., Europe, Japan and Asia Pacific accounted for 46%, 17%, 17% and 20%, respectively, of the Company's net sales for the six months ended June 30, 2002. Sales in the U.S. decreased by 47%, principally as a result of a $48.6 million, or 93%, decrease in process equipment sales of optical filter deposition products to the telecommunications industry, as well as a $16.5 million, or 35%, decline in sales of etch and deposition products to the data storage industry. The decline was partially offset by an $11.3 million increase in MBE sales, predominantly to the telecommunications industry. Metrology sales also decreased by $10.8 million, or 29%, primarily as a result of a decline in sales to customers in the semiconductor and data storage industries. Sales in Europe remained relatively flat when compared to the comparable 2001 period. Sales in Japan decreased by 49%, primarily as a result of a 59% decrease in process equipment sales, attributable to a $5.8 million, or 64%, reduction in optical filter deposition sales and a $16.1 million, or 62%, decrease in etch and deposition sales, as well as a 28% decrease in metrology sales from the comparable 2001 period, due primarily to a decrease in the sale of AFMs to semiconductor customers. Asia Pacific sales increased by 45% principally as a result of a 78% increase in process equipment sales, primarily from sales of etch and deposition equipment to data storage customers. Metrology sales for Asia Pacific also increased by 32% from the prior period, as a result of increased sales of optical metrology products to data storage customers.

        Process equipment sales were $81.8 million for the six months ended June 30, 2002, a decrease of approximately $71.8 million, or 47%, from the comparable 2001 period. The decrease is primarily due to a decrease in sales to the telecommunications and data storage industries, of $89.3 million, offset in part by sales of $17.5 million of MBE equipment produced by Veeco's Applied Epi subsidiary. Metrology sales for the six months ended June 30, 2002, were $75.7 million, a decrease of approximately $8.2 million, or 10%, compared to the comparable 2001 period, reflecting a 9% drop in sales of AFMs and a 13% decline in optical metrology sales, which is due to the decline in the semiconductor industry.

        Veeco received $148.5 million of orders for the six months ended June 30, 2002, a 22% decrease compared to $190.5 million of orders in the comparable 2001 period. Process equipment orders decreased 33% to $75.6 million, principally reflecting decreases in both telecommunications and data storage orders. Metrology orders decreased 6% to $72.9 million, reflecting a decrease in AFM orders. The Company's book/bill ratio for the six months ended June 30, 2002 was 0.94.

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

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. These charges consisted of a $13.6 million write-off of inventory ($9.6 million associated with the process equipment segment and $4.0 million with the metrology segment), related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel and business relocation costs and $3.4 million related to the write-down of long-lived assets. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, which included both management and manufacturing employees located in all operations of the Company. During the three and six months ended June 30, 2002, approximately $0.5 million and $1.0 million, respectively, of the $3.0 million liability for relocation and termination benefits has been paid and approximately $0.8 million remains accrued. Since the date the charge was recorded, approximately $2.2 million has been paid as of June 30, 2002. Of the $0.8 million remaining accrual, $0.4 million relates to rental payments on a lease agreement for space that the Company has vacated and will be paid over the next four years and $0.4 million relates to termination costs that will be paid by the end of 2002.

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

        Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, the price of goods or services being sold is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At June 30, 2002 and December 31, 2001, $0.3 million and $3.3 million, respectively, are recorded in accounts receivable and deferred profit pertaining to the customer retention. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new applications of the Company's existing products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At June 30, 2002 and December 31, 2001, $6.5 million and $11.2 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been deferred. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

Liquidity and Capital Resources

        Cash flows used in operations were $2.7 million for the six months ended June 30, 2002, as compared to cash flows from operations of $8.4 million for the comparable 2001 period. Net income adjusted for non-cash items provided operating cash flows of $3.6 million for the six months ended June 30, 2002 compared to $41.5 million for the comparable 2001 period. The amount of net income adjusted for non-cash items for the six months ended June 30, 2002 was offset by an increase in working capital of $6.2 million. Accounts receivable for the six months ended June 30, 2002 decreased by $19.1 million, primarily as a result of the decrease in sales volume from the fourth quarter of 2001. Deferred profit for the six months ended June 30, 2002 decreased by $7.8 million, primarily as a result of revenue recognition on tools that received final customer acceptance. Accrued expenses and other current liabilities decreased $17.2 million, primarily as a result of income tax payments made by the Company's Japanese subsidiary, and various other tax payments made in the first six months of 2002 related to sales and foreign taxes. In addition, accrued expenses decreased as a result of bonuses paid in the first quarter of 2002 and the decrease in accrued commission expense and customer deposits related to the decline in sales volume and orders.

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

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $100.0 million credit facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months, as well as the Company's contractual obligations, detailed in the above table, over the next five years. As of June 30, 2002, the Company was in compliance with the covenants set forth in the Company's credit facility.

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

Number	Description	Incorporated by Reference to the Following Document:
2.1	Agreement and Plan of Merger, dated as of July 11, 2002, among Veeco Instruments Inc., Venice Acquisition Corp. and FEI Company.	Registration Statement on Form S-4 (File Number 333-97977) filed August 12, 2002, Exhibit 2.1
2.2	Voting Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and the shareholders of FEI Company listed on Schedule A attached thereto.	Current Report on Form 8-K/A filed July 22, 2002, Exhibit 2.2
2.3	Voting Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and Philips Business Electronics International B.V.	Current Report on Form 8-K filed July 12, 2002, Exhibit 2.3
2.4	Investor Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and Philips Business Electronics International B.V.	Current Report on Form 8-K filed July 12, 2002, Exhibit 2.4
4.1	Amendment No. 2 to the Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company.	Current Report on Form 8-K filed July 12, 2002, Exhibit 4.1
10.1	Amendment No. 2 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 10, 2002.	Registration Statement on Form S-8 (File Number 333-88946) filed May 23, 2002, Exhibit 4.1
10.2	Amendment To Loan Documents effective as of September 17, 2001, by and between Jackson National Life Insurance Company, as Lender, and Applied Epi, Inc., as Borrower (executed in June 2002).	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 Exhibit 10.2
10.3	Employment Agreement, dated as of July 11, 2002, between Vahè A. Sarkissian and Veeco Instruments Inc.	Current Report on Form 8-K filed July 12, 2002, Exhibit 10.1
10.4	Employment Agreement, dated as of July 11, 2002, between Edward H. Braun and Veeco Instruments Inc.	Current Report on Form 8-K filed July 12, 2002, Exhibit 10.2
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

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