Form 10-Q/A
period 2002-09-30
VEECO INSTRUMENTS INC
filed 2002-11-25
CIK 103145

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

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$207,640	$203,154
Accounts receivable, net	81,160	88,449
Inventories	106,709	102,103
Prepaid expenses and other current assets	9,065	21,952
Deferred income taxes	56,207	46,832

Total current assets	460,781	462,490
Property, plant and equipment at cost, net	72,655	78,547
Goodwill	125,585	125,585
Long-term investments	30,651	23,519
Other assets, net	60,244	65,378

Total assets	$749,916	$755,519

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$21,102	$19,657
Accrued expenses	44,690	58,070
Deferred profit	6,872	14,566
Other current liabilities	10,849	12,174

Total current liabilities	83,513	104,467
Long-term debt, net of current portion	234,327	215,519
Other non-current liabilities	10,853	11,562
Shareholders' equity	421,223	423,971

Total liabilities and shareholders' equity	$749,916	$755,519

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

        Based on uncertain industry conditions and a reduction in customer orders, Veeco expects to experience a reduction in sales volume of approximately 10% in the fourth quarter of 2002 compared to the third quarter of 2002. As a result, Veeco intends to implement certain cost reduction measures in an effort to restore Veeco to profitability despite its expected decline in revenues. Such measures include a reduction in overall spending, headcount reductions of approximately 20% and a reduction in the number of operational sites from eleven to six over the next several quarters. The goal of these measures is to reduce operating expenditures by approximately $24 million for 2003 as compared to 2002.

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

Liquidity and Capital Resources

        Cash used in operations was $13.6 million for the nine months ended September 30, 2002, as compared to cash provided by operations of $13.4 million for the comparable 2001 period. Net (loss) income adjusted for non-cash items provided operating cash flows of $6.6 million for the nine months ended September 30, 2002, compared to $55.8 million for the comparable 2001 period. The amount of net loss adjusted for non-cash items for the nine months ended September 30, 2002 was offset by an increase in working capital of $20.1 million. Inventories for the nine months ended September 30, 2002 increased by $2.6 million, as several international shipments did not reach the Company's customers and were located at Veeco's international subsidiaries at September 30, 2002. In addition, due to the back-end loading of orders and shipments in the third quarter of 2002, some inventory was partially built but unable to be shipped until the fourth quarter of 2002. Accounts receivable for the nine months ended September 30, 2002, decreased by $10.5 million, primarily as a result of the collection of outstanding receivables, as well as the decrease in sales volume from the fourth quarter of 2001. Deferred profit for the nine months ended September 30, 2002, decreased by $7.7 million, primarily as a result of revenue recognition on tools that received final customer acceptance, as well as a decrease in the number of tools that are deferred as of September 30, 2002, due to the decrease in orders and sales volume. Accrued expenses and other current liabilities decreased $15.6 million, primarily as a result of income tax payments made by the Company's Japanese subsidiary, and various other tax payments made in the first nine months of 2002 related to sales and foreign taxes. In addition, accrued expenses decreased as a result of bonuses paid in the first quarter of 2002 and the decrease in accrued commission expense and customer deposits related to the decline in sales volume and orders.

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

        Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, the price of goods or services being sold is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At September 30, 2002 and December 31, 2001, $0.4 million and $3.3 million, respectively, are recorded in accounts receivable and deferred profit pertaining to the customer retention. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new applications of the Company's existing products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At September 30, 2002 and December 31, 2001, $6.4 million and $11.2 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been deferred. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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