Form 10-K
period 2002-12-31
VEECO INSTRUMENTS INC
filed 2003-03-27
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                           .

Commission file number 0-16244

VEECO INSTRUMENTS INC.
(Registrant)

Delaware	11-2989601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Sunnyside Boulevard Woodbury, New York (Address of principal executive offices)	11797 (Zip Code)

Registrant's telephone number, including area code (516) 677-0200
Website: www.veeco.com Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒  No  ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 28, 2002 as reported on The Nasdaq National Market, was approximately $484,218,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        At March 20, 2003, the Registrant had 29,225,051 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause these differences include, but are not limited to:

  •
  the dependence on principal customers and the cyclical nature of the data storage, telecommunications/wireless, semiconductor, research and industrial industries,

  •
  rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

  •
  fluctuations in quarterly operating results,

  •
  risk of cancellation or rescheduling of orders,

  •
  risks associated with evaluating and pursuing acquisition opportunities and integrating acquired businesses into our business,

  •
  loss of key management or our inability to attract and retain sufficient numbers of managerial, engineering and other technical persons,

  •
  the highly competitive nature of industries in which the Company operates,

  •
  changes in foreign currency exchange rates, and

  •
  matters set forth in this Report generally, including the risk factors set forth in "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations".

        Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Available Information

        We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Internet Address

        We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors—Financial Info—SEC Filings, through which investors can access our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. These filings are posted to our internet as soon as reasonably practicable after we electronically file such material with the SEC.

Item 1. Business.

The Company

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco", the "Company" or "we") designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor and telecommunications/wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, fiber optic networks, digital cameras, wireless phones, TV set-top boxes and personal digital assistants. Our broad line of products featuring leading edge technology allows customers to improve time to market of next generation products. Veeco's products are also enabling advancements in the growing field of nanoscience and other areas of scientific and industrial research.

        Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (TFMHs) for the data storage industry, semiconductor deposition of mask reticles, and telecommunications/ wireless devices. Our metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions are also key instruments used by many universities, scientific laboratories and industrial applications.

        Demand for our products has been driven by the increasing miniaturization of microelectronic components; the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components; and, in the data storage industry, the introduction of giant magnetoresistive (GMR) and tunneling magnetoresisitve (TMR) TFMHs which require additional manufacturing steps and the ability to conduct critical measurements for quality control and other purposes during the manufacturing process. The ability of Veeco's products to precisely deposit thin films, and/or etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices.

        Veeco serves its worldwide customers through our global sales and service organization located throughout the United States, Europe, Japan and Asia Pacific. At December 31, 2002, Veeco had 1,067 employees, with manufacturing, research and development and engineering facilities located in New York, California, Minnesota, Colorado and Arizona.

        Veeco was organized as a Delaware corporation in 1989.

Our Strategy

        Veeco's strategy is to:

  •
  Capitalize on the long-term growth opportunities in the data storage and telecommunications/wireless industries by expanding process equipment and metrology solutions;

  •
  Pursue focused market opportunities in the semiconductor industry in which Veeco has specific technology leadership;

  •
  Pursue market opportunities in scientific research and capitalize on the growing worldwide investment in nanoscience and nanotechnology through the sale of Veeco's enabling metrology instruments;

  •
  Pursue internal growth, as well as strategic acquisitions and, where appropriate, to further expand the Company's breadth of product line;

  •
  Leverage Veeco's technology and strategic customer relationships and assist customers' time to market for their new products;

  •
  Utilize the Company's industry-leading global sales and service network to further strengthen customer relationships.

Recent Events

        In October 2002, the Company announced a plan designed to reduce its operating costs by approximately $24.0 million in 2003. The plan included layoffs of approximately 20% of its employees, primarily in the process equipment group, and the closure of certain facilities. As a result of these actions and due to the continued weakness in the Company's served markets and the uncertainty of their recovery, Veeco recorded a $124.0 million charge in the fourth quarter of 2002. The charge consisted of a $15.0 million write-off of inventory (included in cost of sales) in the process equipment group for the rationalization and discontinuance of certain product lines; $2.6 million of severance and business relocation costs as a result of the workforce reduction and consolidation or elimination of certain facilities; $6.4 million of costs related to the proposed merger with FEI Company ("FEI") (including investment banking, legal, accounting and other expenses related to the terminated merger agreement); $0.3 million for a prepayment penalty on the early extinguishment of debt; and $99.7 million in asset impairment charges, primarily in the process equipment group. The asset impairment charge includes $94.4 million of impairment to goodwill, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. The Company concluded that the goodwill arising from the acquisition of Applied Epi, Inc. ("Applied Epi"), which took place in September 2001, was significantly impaired due to the severe and continued weakness in the telecommunications/wireless industry and the uncertainty of its recovery. In addition to the goodwill impairment, asset impairment charges also included $3.5 million for the impairment of two buildings (CVC, Inc. ("CVC") and Ion Tech, Inc. ("Ion Tech") facilities) and $1.8 million for the impairment of other fixed assets due primarily to the closing of these facilities.

        On January 9, 2003, the Company and FEI jointly announced the mutual termination of their merger agreement that was entered into on July 11, 2002. Veeco and FEI mutually determined not to proceed with the merger due to the difficult overall market and economic conditions, and the uncertain timing of an industry recovery.

Industry Background

        General Introduction:    The market for microelectronic components continues to be driven by corporate and consumer use of information age products such as networked personal computers (PCs), servers and the Internet, among others. While the Company believes that the PC and server markets are the primary driver of disk drive unit growth, disk drives are also increasingly being used for emerging applications such as television set-top boxes, video-on-demand systems, and small electronic devices such as digital cameras and personal digital assistants.

        Continued demand for smaller, faster and less expensive microelectronic components, particularly in the computer industry, has led to increasing miniaturization. This increasing miniaturization is achieved through an increased number of manufacturing steps involving greater use of precise etching and deposition equipment. In addition, metrology systems are used throughout the manufacturing process in order to monitor process accuracy, product quality, repeatability and to measure critical dimensions and other physical features such as film thickness, line width, step height, sidewall angle and surface roughness, thereby improving yields. Telecommunications/wireless components, semiconductor devices, TFMHs and other electronic components often consist of many intricate patterns on circuits or film layers. Depending upon the specific design of any given integrated circuit, a variety of film thicknesses and a number of layers and film types will be used to achieve desired performance characteristics.

        Trends in the Data Storage Industry:    In order to satisfy market demand for devices with greater storage capacity, the data storage industry developed new head designs incorporating higher areal densities which enable storage of more data. The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. In November 2002, Peripheral Research forecasted that GMR head production will grow from approximately 730 million heads in 2001 to 750 million heads in 2005. In November 2002, Gartner Dataquest forecasted that the volume shipments of hard drives will increase from 200 million units in 2001 to over 250 million units by 2006. The Company believes that despite capital spending constraints within the data storage industry, substantial investment continues to be made in GMR and more advanced technology. In 2003, Veeco intends to introduce several new Process Equipment products to respond to the data storage industry's continued technology advances.

        Trends in the Semiconductor Industry:    Current semiconductor industry technology trends include smaller feature sizes (sub-0.13 micron line widths), larger substrates (i.e., the transition to 300mm wafers) and the increased use of metrology in the manufacturing process. In fact, according to VLSI the percentage of capital expenditures being devoted to metrology tools by semiconductor manufacturers is the fastest growing part of the equipment business and VLSI forecasts that these expenditures will increase from approximately $1.8 billion in 2002 (or 10% of the $17.3 million wafer fab equipment market) to approximately $4.5 billion in 2005 (or 12% of the $37.1 billion wafer fab equipment market). Semiconductor manufacturers use metrology tools in their wafer fabrication facilities to detect process deviations as early in the manufacturing process as possible. These tools are critical for yield enhancement resulting in cost reduction in this increasingly competitive environment. Veeco has sold over 100 automated Atomic Force Microscope (AFM) systems to be used in-line by manufacturers of semiconductor chips in their fabrication facilities.

        Another trend in the semiconductor industry is that research and development expenditures by semiconductor companies and photomask manufacturers are increasing to extend the capabilities of photomasks, which are used to create intricate patterns on semiconductor wafers. One example of this is the investment being made to develop extreme ultraviolet processes to be used in the manufacturing of photomasks. Veeco has created metrology and selected process equipment products to respond to these industry trends, including our Dimension X3D AFM for photomask metrology and our NEXUS Low Defect Density (LDD) ion beam deposition (IBD) system for advanced photomask deposition.

        Trends in the Research Industry:    A meaningful trend in the research industry is the growth in nanotechnology investment occurring at the scientific and university level. Nanotechnology is a field of science whose goal is to control individual atoms and molecules to potentially create computer chips and other devices that are thousands of times smaller than current technologies permit. Nanoscience and nanotechnology have received significant funding from the U.S. and other countries, and are beginning to impact many industries, including life sciences, data storage, semiconductor, telecommunications and materials sciences. According to the National Nanotechnology Institute (NNI) (1/03) worldwide nanotechnology funding has increased from approximately $400 million in 1997 to over $2 billion in 2002. Evolution Capital, an industry research company based in the United Kingdom, forecasted in 2002 that nanotechnology would grow to be a $1.5 trillion industry by 2010. Veeco's metrology instruments are used by nanotechnology researchers and Veeco currently sells to nearly every major scientific or research organization engaged in the field of nanotechnology. In 2002 Veeco introduced several new AFMs and Scanning Probe microscopes (SPMs) to respond to the growing need for specialized scientific research metrology tools and intends to introduce additional AFM and SPM products in 2003.

        Trends in the Telecommunications/Wireless Industry:    Beginning in 2001 and continuing through 2002, the telecommunications industry underwent a severe downturn caused by industry overcapacity, overly aggressive manufacturing ramps by device manufacturers, and a glut of optical components. Despite this downturn, Veeco continued to broaden its equipment solutions to this industry, expanding more into the wireless/active device segment. In September 2001 Veeco purchased Applied Epi, a leading supplier of MBE technology to the wireless device industry. Applied Epi's equipment is used to manufacture wireless devices such as power amplifiers, application specific integrated circuits (ASICs) for cell phones, PDAs and base stations. According to Micrologic Research, the worldwide wireless chip equipment market is forecasted to grow from approximately $20 billion in 2001 to over $40 billion in 2005. The Company believes that future growth in this industry will be tied to the trend toward convergence and integration of semiconductor, telecommunications and wireless devices to produce cheaper, faster integrated components. Despite the ongoing slump in the telecommunications/wireless market in 2002, Veeco has continued to receive technology buys from worldwide customers for R&D applications.

Veeco's Products

        Veeco offers two principal product lines: process equipment and metrology. Veeco divested its leak detection business in January 2000, and its remaining industrial measurement business (NeXray) in May 2002. Historical contribution to net sales by each of these product lines is shown below for the years indicated:

	Year ended December 31,
	2002	2001	2000
	(Dollars in millions)
Process Equipment	$146.7	$277.3	$216.3
% of net sales	49.1%	61.7%	57.5%
Metrology	$152.2	$172.0	$159.8
% of net sales	50.9%	38.3%	42.5%

        See Note 8 to the Consolidated Financial Statements of the Company for additional information regarding the Company's reportable segments and sales by geographic location.

        Below is a matrix indicating the markets Veeco's Process Equipment and Metrology product families are primarily sold to:

PROCESS EQUIPMENT	Data Storage	Semiconductor	Telecom/Wireless	Scientific Research/ Industrial
Ion Beam Deposition	X	X	X
Ion Beam Etch	X		X
Physical Vapor Deposition	X
Molecular Beam Epitaxy		X	X	X
Diamond Like Carbon	X
METROLOGY
Atomic Force Microscopes (automated)	X	X
Research AFMs and SPMs				X
Stylus Profilers	X	X		X
Optical Interferometers	X	X		X

Process Equipment

        Veeco produces and sells several types of process equipment able to precisely deposit or etch thin film products used in the manufacture of telecommunications components such as filters and lasers, data storage components such as TFMHs and specialty semiconductors such as GaAs (gallium arsenide) devices and MRAM (magnetic random access memory). Veeco's process equipment product line includes:

        Ion Beam Deposition (IBD) Systems:    Veeco's IBD systems utilize an ion beam to deposit precise layers of thin films and may be mated to Veeco's cluster system platform to allow either parallel or sequential etch/deposition processes. Ion beam deposition systems deposit high purity thin film layers and provide maximum uniformity and repeatability.

        Ion Beam Etch (IBE) Systems:    Veeco develops and produces ion beam etch systems which etch precise, complex features for use primarily by data storage and telecommunications device manufacturers in the fabrication of discrete and integrated microelectronic devices.

        Physical Vapor Deposition (PVD) Systems:    Veeco believes that its PVD system, which deposits greater than 20 types of materials, offer manufacturers the most flexible platform for developing next-generation data storage applications. The NEXUS PVD provides multiple targets, speeding the transition from development to high-volume production.

        Molecular Beam Epitaxy (MBE) Systems:    MBE is the process of precisely depositing epitaxially aligned atomically thin crystal layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. For many compound semiconductors, MBE is the critical first step of the fabrication process, ultimately determining device functionality and performance. The performance characteristics of compound semiconductors are dependent on the crystalline structure, chemical composition, number, and precise thickness of the epilayers. As a result, MBE is considered to be one of the highest value added steps in the production of compound semiconductors. Veeco provides a broad array of MBE components and systems.

        Diamond-Like Carbon (DLC) Deposition Systems:    Veeco's DLC deposition system deposits protective coatings on advanced TFMHs. The system consists of a single cassette vacuum loadlock and a high vacuum processing chamber with two ion beam sources.

Metrology

        Veeco's surface metrology product line includes atomic force/scanning probe microscopes, optical metrology tools and stylus profilers. These products offer a broad range of solutions to customers in the data storage and semiconductor industries, as well as versatile tools for use by research and development centers and universities.

  Atomic Force/Scanning Probe Microscopes (AFM/SPMs)

        Veeco produces a broad range of AFM/SPM products designed for data storage, semiconductor, and research and other industrial applications. Veeco's Series Vx™ Atomic Force Profiler delivers a combination of atomic force resolution with long-scan capability, which is ideal for monitoring specific thin film process applications in semiconductor manufacturing and specific growth applications in semiconductor metrology, such as Chemical Mechanical Planarization (CMP). The Vx-330 has been sold into all major semiconductor fabs and is an award-winning tool (Semiconductor International Magazine 2001), and in 2002 Veeco introduced a next-generation 3D AFM for lithography applications. Veeco's NanoScope products are widely used by leading nanotechnology research centers worldwide. In 2002, Veeco introduced several new products, including the NanoMan and PicoForce systems, designed specifically for the nanoscience market.

        The atomic force microscope "feels" the sample surface directly using a probe consisting of a very sharp tip mounted on a microscopic spring arm (a cantilever). The interaction of the probe with the surface is detected by measuring deflections of the cantilever with an optical beam system. AFMs permit resolution at the molecular level. Veeco developed some of the first AFMs used in commercial applications and most of the SPMs manufactured and sold by Veeco are AFMs. SPMs, and particularly AFMs, can directly measure both lateral and vertical shapes with nanometer resolution and with direct 3D capability. In contrast, light-based metrology instruments, including confocal microscopes, have limited lateral resolution for measurements of less than half the wavelength of light, or less than about 250 nanometers. In addition to topography, AFMs can also directly measure magnetic field (such as magnetic bits on a hard disk); electric field; hardness (such as thin film integrity); electric charge density (such as dopant concentrations in semiconductors); temperature (such as temperature distribution in disk drive recording head elements); and various chemical properties (such as the difference in binding preference among biological molecules). AFMs make these measurements on almost any surface; in air, vacuum or under fluids; and with minimal sample preparation.

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

  Optical Metrology (Interferometry) Products

        Substantially all of Veeco's optical metrology instruments are designed to make non-contact surface measurements using interferometry technology. This process involves the use of either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry (PSI) and vertical scanning interferometry (VSI), these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes. Veeco's major optical products include the NT family and SP3000 and the HD-Series optical profilers. The NT family product line measures surface roughness, heights and shapes. The HD-Series instruments are a line of microstructure measurement equipment used by manufacturers of mass memory components including manufacturers of TFMHs, disks, drives and suspensions. HD-Series instruments are used for research and development, production control, process improvement, incoming parts inspection, final parts inspection and field failure analysis.

Service and Sales

        Veeco recognizes that its customer service organization is a significant factor in the Company's success. The Company provides service and support on a warranty, service contract or an individual service-call basis. Veeco also offers enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services and a 24-hour hotline service for certain products. The Company believes that offering 24 hour, 7 day per week worldwide support creates stronger relationships with customers and provides a significant competitive advantage. Approximately

5.9% of Veeco's net sales for the year ended December 31, 2002 constituted revenues from service and support.

        Veeco sells its products worldwide through various strategically located sales and service facilities located in the U.S., Europe, Asia Pacific, and Japan. As of December 31, 2002, Veeco employed 139 sales and marketing representatives, 150 field service representatives and 98 product support representatives. During the years ended December 31, 2002 and 2001, Veeco recorded approximately $5.6 million and $30.6 million in revenues from independent representatives, respectively, which represented approximately 2% and 7% of total consolidated revenues, respectively. During 2002 and 2001, revenues related to the sale of process equipment's units approximated $1.7 million and $18.4 million, respectively, and revenues related to the sale of metrology's units approximated $3.9 million and $12.2 million, respectively.

Customers

        Veeco sells its products to many of the world's major data storage, semiconductor and telecommunications/wireless component manufacturers, and to customers in other industries, research centers and universities. For the year ended December 31, 2002, 40% of Veeco's sales were to scientific research and industrial customers, 32% to data storage customers, 15% to telecommunications/wireless, and 13% to semiconductor customers. We rely on certain principal customers for a significant portion of our sales including Seagate Technology, Inc., which has been one of our largest customers during the last three years. Sales to Seagate accounted for 13%, 7%, and 18% of Veeco's total net sales in the years ended December 31, 2002, 2001, and 2000, respectively. If any principal customer discontinues its relationship with us or suffers economic setbacks, our business, prospects, financial condition and operating results could be materially and adversely affected.

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

        Veeco's research and development expenses were approximately $53.9 million, $59.7 million and $51.2 million, or approximately 18.0%, 13.3% and 13.6% of net sales, for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

Manufacturing

        The Company's principal manufacturing activities, which consist principally of design, assembly, integration and test operations, are organized by product and take place at our facilities in Plainview, New York, Santa Barbara, California, Sunnyvale, California, Tucson, Arizona, Ft. Collins, Colorado, and St. Paul, Minnesota.

        The Company's manufacturing and research and development functions are organized by product families. The Company believes that this organizational structure allows each product family manager to more closely monitor the products for which he is responsible, resulting in more efficient sales, marketing, manufacturing and research and development. The Company seeks to emphasize customer responsiveness, customer service, high quality products and a more interactive management style. By implementing these management philosophies, the Company believes that it has increased its competitiveness and positioned itself for future growth.

        Certain of the components and sub-assemblies included in the Company's products are obtained from a single source or a limited group of suppliers. Although the Company does not believe it is dependent upon any of these suppliers as a sole source or limited source for any critical components, the inability of the Company to develop alternative sources, if required, an inability to meet a demand, a prolonged interruption in supply or a significant increase in the price of one or more components could adversely affect the Company's operating results.

Backlog

        Veeco's backlog decreased from $122.0 million at December 31, 2001 to $89.1 million at December 31, 2002. Backlog adjustments for 2002 included order cancellations of $20.9 million. The Company's backlog generally consists of product orders for which a purchase order has been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company's orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company's future performance. Due to the current weak business environment, the Company may continue to experience cancellation and/or rescheduling of orders.

Competition

        In each of the markets that it serves, Veeco faces substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than Veeco. In addition, many of Veeco's products face competition from alternative technologies, some of which are more established than those used in Veeco products. Significant factors for customer selection of metrology and process equipment tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership, and technical service and support. Veeco believes it competes favorably on the basis of these factors in each market Veeco serves. None of Veeco's competitors competes with Veeco across all of Veeco's product lines.

        Veeco competes with metrology product manufacturers such as KLA-Tencor, Seiko, Hitachi, Zygo Corporation and a variety of small manufacturers. Veeco competes with process equipment manufacturers such as Anelva, Unaxis, Hitachi, Nordiko, Riber, and Oxford Instruments.

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

        Following the merger with Digital Instruments, in September 1998, Veeco and IBM entered into a cross license agreement providing for the grant by Veeco to IBM and the grant by IBM to Veeco of the non-exclusive right to make, use and sell AFM/SPM products utilizing technology covered by certain patents held by Veeco and IBM, respectively. The agreement is scheduled to expire in August 2003, although, the Company expects to negotiate an extension of this agreement with IBM prior to that time.

Employees

        At December 31, 2002, the Company had 1,067 employees, of which there were 259 in manufacturing and testing, 139 in sales and marketing, 150 in service, 98 in product support, 260 in engineering, research and development, and 161 in information technology, general administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel. The Company believes that its relations with its employees are good.

        Other than Edward H. Braun and John F. Rein, Jr., the Company's Chairman and Chief Executive Officer and the Company's Executive Vice President and Chief Financial Officer, respectively, the Company's executive officers are not, in general, subject to employment agreements or non-competition agreements with the Company.

Item 2.    Properties.

        The Company's headquarters office and its principal manufacturing, research and development and sales and service facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Fort Collins, CO (1)	47,000	No	Process Equipment
Rochester, NY (1)	90,000	No	Process Equipment
Plainview, NY	80,000	No	Process Equipment
Santa Barbara, CA	100,000	Yes	Metrology
St. Paul, MN	125,000	Yes	Process Equipment
Tucson, AZ (2)	110,000	No	Metrology
Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Fremont, CA	14,000	2004	Process Equipment
San Diego, CA	11,000	2005	Metrology
Sunnyvale, CA	26,000	2003	Metrology
Woodbury, NY	32,000	2011	Headquarters

(1)
The land and building are classified as assets held for sale at December 31, 2002. See Note 7 to the Consolidated Financial Statements of the Company for further discussion.

(2)
The Company's optical metrology business utilizes approximately 75,000 square feet of this facility. The balance is available for expansion.

        The Santa Barbara and St. Paul facilities are subject to mortgages, which at December 31, 2002, had outstanding balances of, $6.3 million and $4.2 million, respectively. The Company also leases small offices in Chadds Ford, Pennsylvania and Edina, Minnesota, for sales and service. The Company's foreign subsidiaries lease space for use as sales and service centers in England, France, Germany, Ireland, Japan, Korea, Malaysia, Singapore, China and Taiwan. The Company believes its facilities are adequate to meet its current needs.

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

Non-Environmental

        On August 15, 2001, a lawsuit was commenced in the Superior Court of California, County of Santa Clara, by Toyo Corporation ("Toyo") against ThemoMicroscopes Corp. ("TM"), the Company, Thermo Spectra Corporation and Thermo Electron Corporation. The lawsuit related to a Distribution Agreement between Toyo and TM under which Toyo had been appointed the exclusive distributor for the sale of TM products in Japan. In the lawsuit, Toyo claimed, among other things, that TM breached the Distribution Agreement and that the Company, Thermo Spectra and Thermo Electron intentionally interfered with Toyo's contractual relationship with TM, in each case, by virtue of the sale of the outstanding shares of TM to the Company, which Toyo alleges constituted an assignment of the Distribution Agreement without Toyo's consent. In February 2003, the parties agreed in principle to settle the lawsuit, with the Company and Thermo Electron each making an equal payment to Toyo. The Company adequately provided for this liability in purchase accounting for the TM acquisition and thus the settlement of this lawsuit will not have an impact on the consolidated results of operations, nor will it have a material impact on the Company's consolidated balance sheet or its cash position. See Note 7 to the Consolidated Financial Statements of the Company for further discussion.

        The Company is involved in various other legal proceedings arising in the normal course of its business. Based upon the advice of counsel, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock is quoted on The NASDAQ National Market under the symbol "VECO". The 2002 and 2001 high and low closing prices are as follows:

	2002		2001
	High	Low	High	Low
First Quarter	$39.12	$25.01	$64.13	$36.13
Second Quarter	37.45	21.68	55.76	34.06
Third Quarter	24.26	11.17	41.21	21.10
Fourth Quarter	14.40	9.17	37.92	24.42

        On March 20, 2003, the closing price for the Company's Common Stock on the NASDAQ National Market was $17.34. As of March 20, 2003, the Company had approximately 211 shareholders of record.

        In December 2001 and January 2002, the Company issued $220.0 million of 4.125% convertible subordinated notes, which are due in 2008, in a private placement. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. The notes will mature on December 21, 2008. The total $220.0 million of convertible subordinated notes are convertible into approximately 5,712,800 shares of Veeco Common Stock, which number is subject to adjustment in the event of stock splits and certain other transactions.

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

        The following table gives information about our Common Stock that may be issued under our equity compensation plans as of December 31, 2002. See Note 5 to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,895,663	(A)	$31.591	909,435
Equity compensation plans not approved by security holders	916,995	(B)	$26.738	139,686

Total	5,812,658			1,049,121

(A)
Includes 82,867 stock options assumed in connection with the acquisition of CVC on May 10, 2000, which merger was approved by stockholders.

(B)
Includes 387,514 stock options assumed in connection with the acquisition of Applied Epi, Inc. on September 17, 2001.

Item 6. Selected Consolidated Financial Data.

        The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Years ended December 31,
	2002	2001	2000	1999		1998
	(In thousands, except per share data)
Statement of Operations Data(1),(2),(3):
Net sales	$298,885	$449,251	$376,113	$312,446		$263,411
Cost of sales	183,042 (4)	260,148 (5)	219,578 (6)	164,783		145,286

Gross profit	115,843	189,103	156,535	147,663		118,125
Costs and expenses	142,827	154,114	131,469	102,880		88,113
Merger and restructuring expenses	11,248 (4)	3,046 (5)	14,206 (6)	2,600	(7)	7,500	(7)
Write-off of purchased in-process technology	—	8,200 (5)	—	2,474	(8)	—
Write-off of deferred charges	—	—	—	—		675
Asset impairment charges	99,663 (4)	3,418 (5)	3,722 (6)	—		—

Operating (loss) income	(137,895)	20,325	7,138	39,709		21,837
Interest expense (income), net	6,002	(577)	(1,307)	(695)		2,185

(Loss) income from continuing operations before income taxes	(143,897)	20,902	8,445	40,404		19,652
Income tax (benefit) provision	(20,513)	6,020	5,780	15,302		6,012

(Loss) income from continuing operations	(123,384)	14,882	2,665	25,102		13,640
Discontinued operations:
Loss from operations, net of taxes	—	(2,450)	(2,163)	(1,387)		(3)
Loss on disposal, net of taxes	(346)	(2,123)	—	(1,734)		—

Loss from discontinued operations, net of taxes	(346)	(4,573)	(2,163)	(3,121)		(3)
Cumulative effect of change in accounting principle, net of taxes (9)	—	—	(18,382)	—		—

Net (loss) income	$(123,730)	$10,309	$(17,880)	$21,981	(10)	$13,637	(10)

(Loss) income per common share:
(Loss) income per common share from continuing operations	$(4.24)	$0.57	$0.11	$1.22		$0.73
Loss from discontinued operations	(0.01)	(0.17)	(0.09)	(0.15)		(0.00)
Cumulative effect of change in accounting principle	—	—	(0.77)	—		—

Net (loss) income per common share	$(4.25)	$0.40	$(0.75)	$1.07	(10)	$0.73	(10)

Diluted (loss) income per common share from continuing operations	$(4.24)	$0.56	$0.11	$1.17		$0.70
Loss from discontinued operations	(0.01)	(0.17)	(0.09)	(0.15)		(0.00)
Cumulative effect of change in accounting principle	—	—	(0.73)	—		—

Diluted net (loss) income per common share	$(4.25)	$0.39	$(0.71)	$1.02	(10)	$0.70	(10)

Weighted average shares outstanding	29,096	25,937	23,805	20,604		18,775
Diluted weighted average shares outstanding	29,096	26,355	25,128	21,461		19,436

	Years ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Balance Sheet Data(1),(2),(3):
Cash, cash equivalents and short-term investments	$214,295	$203,154	$90,314	$80,739	$23,599
Goodwill	30,658	125,585	9,481	6,500	4,187
Working capital	351,106	358,023	220,463	171,977	97,977
Total assets	606,818	755,519	422,525	338,744	213,177
Long-term debt (including current installments)	230,585	219,063	16,062	38,704	35,865
Shareholders' equity	307,573	423,971	282,908	223,944	127,719

(1)
During December 2001, the Company classified its industrial measurement operating segment as a discontinued operation. The Statement of Operations and Balance Sheet data for all years presented have been restated accordingly. See Note 7 to the Consolidated Financial Statements.

(2)
Prior to the merger with Veeco on May 5, 2000, CVC's fiscal year end was September 30. Therefore the Statement of Operations data for 1999 and 1998 was derived from CVC's financial statements for the respective twelve months ended September 30. In addition, the Balance Sheet data for 1999 and 1998 was derived from CVC's balance sheet as of September 30.

(3)
Prior to the merger with Veeco on November 4, 1999, Ion Tech's fiscal year end was June 30. In connection with the merger, the financial results of Ion Tech were recast for 1998 to conform to Veeco's December 31 year-end.

(4)
Veeco incurred merger, restructuring and asset impairment charges of $126.0 million during the year ended December 31, 2002. Of these charges, $99.7 million related to asset impairment charges ($94.4 million for goodwill impairment, $3.5 million for impairment of land and buildings and $1.8 million for impairment of other fixed assets), $15.0 million was associated with the write-off of inventory (included in cost of sales), $6.4 million was due to the write-off of costs associated with the termination of the FEI merger agreement, $5.4 million was for severance and business relocation costs and $0.3 related to a prepayment penalty for the early extinguishment of debt. The merger and restructuring charges are offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan of the process equipment segment. See Note 7 to the Consolidated Financial Statements.

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

(6)
Veeco incurred merger and reorganization charges of $33.3 million during the year ended December 31, 2000, of which $33.0 million related to the merger with CVC. Of these charges, $15.3 million related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-off of long-lived assets. See Note 2 to the Consolidated Financial Statements.

(7)
During 1999, Veeco recorded charges of $2.6 million related to merger expenses in connection with the merger with Ion Tech. In 1998, Veeco recorded merger and reorganization expenses of $7.5 million related to the merger with Digital Instruments.

(8)
During 1999, Veeco recorded a $2.5 million charge related to the write-off of purchased in-process technology ($1.3 million related to the acquisition of OptiMag Inc. ("OptiMag") and $1.2 million related to CVC's acquisition of Commonwealth Scientific Corporation).

(9)
Effective January 1, 2000, Veeco changed its method of accounting for revenue recognition in accordance with SAB 101.

(10)
Veeco adopted SAB 101 effective January 1, 2000. Had this adoption taken place on January 1, 1998, net income, net income per common share and diluted net income per common share on a pro forma basis would have been as follows:

	1999	1998
Net income	$13,695	$12,682
Net income per common share	$0.66	$0.68
Diluted net income per common share	$0.64	$0.65

Item 7.    Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor and telecommunications/wireless industries. Veeco's instruments are also enabling advancements in the growing field of nanoscience and other areas of scientific and industrial research. Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced TFMHs for the data storage industry, semiconductor deposition of mask reticles, and telecommunications/wireless devices. Our metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions are also key instruments used by many universities, scientific laboratories and industrial applications.

        During the past several years, Veeco has strengthened both the process equipment product line and the metrology product line through strategic acquisitions.

Results of Operations

        The following table sets forth, for the periods indicated, the relationship (in percentages) of selected items of Veeco's consolidated Statements of Operations to its total net sales:

	Year ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.2	57.9	58.4

Gross profit	38.8	42.1	41.6
Operating expenses:
Selling, general and administrative expense	25.4	18.3	20.1
Research and development expense	18.0	13.3	13.6
Amortization expense	4.5	2.1	1.0
Other (income) expense, net	(0.1)	0.6	0.2
Merger and restructuring expenses	3.8	0.7	3.8
Write-off of purchased in-process technology	—	1.8	—
Asset impairment charges	33.3	0.8	1.0

Total operating expenses	84.9	37.6	39.7

Operating (loss) income	(46.1)	4.5	1.9
Interest expense	3.5	0.5	0.7
Interest income	(1.5)	(0.7)	(1.0)

(Loss) income from continuing operations before income taxes	(48.1)	4.7	2.2
Income tax (benefit) provision	(6.8)	1.4	1.5

(Loss) income from continuing operations	(41.3)	3.3	0.7
Loss from discontinued operations, net of taxes	(0.1)	(1.0)	(0.6)
Cumulative effect of change in accounting principle, net of taxes	—	—	(4.9)

Net (loss) income	(41.4%)	2.3%	(4.8%)

Years Ended December 31, 2002 and 2001

        Net sales were $298.9 million for the year ended December 31, 2002, representing a decrease of $150.4 million, or 33%, when compared to the year ended December 31, 2001. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 47%, 17%, 18% and 18%, respectively, of the Company's net sales for the year ended December 31, 2002. Sales in the U.S. decreased by approximately $103.3 million from 2001. The decrease in U.S. sales is primarily attributable to an $87.9 million decrease in process equipment sales, due primarily to a decline of $53.8 million in sales of ion beam deposition products to the optical telecommunications industry, as well as a decrease of $45.0 million in sales of etch and deposition products to the data storage industry. The decrease in U.S. process equipment sales is offset slightly by a $10.9 million increase in the sale of molecular beam epitaxy (MBE) equipment to the telecommunications and research industries by the Company's Applied Epi subsidiary, which was acquired in September 2001, in a transaction accounted for as a purchase. U.S. metrology sales decreased by $15.4 million from 2001, primarily as a result of a $5.5 million decline in the sale of AFMs to semiconductor customers, as well as a $9.3 million decrease in the sale of SLC products to data storage customers. European sales decreased by $29.0 million when compared to the prior year, which is primarily attributable to a $28.2 million drop in process equipment sales consisting principally of a decrease in sales of etch and deposition products to data storage customers. Metrology sales in Europe decreased by 4%, or $1.3 million. Although European sales of AFMs decreased by $2.5 million, this was offset in part by a $1.2 million increase in the sale of optical interferometry products to the semiconductor and optical telecommunications industries. Sales in Japan decreased by $36.6 million from 2001. The decrease is principally a result of a $30.9 million decline in process equipment sales. Sales to data storage customers dropped by $19.2 million, while sales to the telecommunications industry declined by $13.5 million. This was partially offset by a $1.8 million increase in MBE sales to telecommunications and research customers. Metrology sales in Japan decreased by $5.7 million, primarily as a result of a $4.5 million decrease in AFM sales, as well as a $1.2 million decrease in optical metrology sales, particularly to semiconductor and telecommunications customers. Sales in Asia Pacific increased by $15.7 million over the comparable 2001 period, principally as a result of a $17.0 million increase in the sale of etch and deposition products to data storage customers, offset in part by a $3.8 million decrease in sales of ion beam deposition products to telecommunications customers. Metrology sales in Asia Pacific also increased by $2.0 million over 2001, due to a $4.6 million increase in sales of optical metrology products to data storage customers, as well as a $2.6 million increase in sales of optical interferometry products to semiconductor and telecommunications customers, offset by a $5.2 million decrease in sales of AFMs, principally to the semiconductor industry. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales in 2002 were severely affected by the downturn in the data storage and telecommunications industries, causing a decrease of $130.5 million from prior year sales of $277.3 million. This was due to a $72.1 million drop in etch and deposition product sales, principally to the data storage market, as well as a $71.2 million decrease in optical filter deposition sales to the telecommunications industry. MBE sales, primarily to research and wireless telecommunications customers were $30.5 million during the year ended December 31, 2002, compared to $17.8 million in 2001. Metrology sales were also affected, primarily by the downturn in the semiconductor industry causing a decrease of $19.8 million from $172.0 million in the year ended December 31, 2001. This decrease is attributable to a $17.2 million decrease in the sale of AFMs, primarily to the semiconductor and research/industrial industries, as well as a $4.5 million decrease in optical interferometry sales, predominantly to the data storage and semiconductor industries. The decrease in metrology sales was partially offset by a $1.9 million increase in the sale of optical metrology products.

        Veeco received $289.1 million of orders for the year ended December 31, 2002, representing a 9% decrease from $318.9 million of orders in the comparable 2001 period. Process equipment orders decreased by $38.9 million to $135.0 million, primarily due to the continued downturn in the data storage and telecommunications industries. Orders for etch and deposition equipment, sold primarily to the data storage industry, decreased $34.1 million, from the prior year, while orders for optical filter deposition equipment decreased $27.0 million from the comparable 2001 period. The decrease in process equipment orders is offset in part by a $22.2 million increase in MBE orders, primarily to telecommunications and research customers. Metrology orders increased by $9.1 million to $154.1 million, reflecting a 6% increase in orders for AFMs as well as a 5% increase in orders for optical metrology products. The book-to-bill ratio for the year ended December 31, 2002, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 0.97 to 1.

        For the year ended December 31, 2002, the Company experienced order cancellations of $20.9 million, the majority of which related to the data storage and optical telecommunications market. The Company also experienced rescheduling of order delivery dates by customers. Due to the weak business environment, the Company may continue to experience cancellation and/or rescheduling of orders.

        During the years ended December 31, 2002 and 2001, the Company incurred merger and restructuring charges of $126.0 million and $28.2 million, respectively, of which $15.0 million, or 5.0% of net sales, and $13.6 million, or 3.0% of net sales, respectively, related to the write off of inventory, which is included in cost of sales. Gross profit for the year ended December 31, 2002, decreased to

38.8% from 42.1% in 2001. Excluding the merger and restructuring charges in both years, gross profit as a percentage of net sales decreased to 43.8% from 45.1%. The decreased gross margin is primarily due to the significant volume decrease from the prior year, particularly in process equipment sales.

        Selling, general and administrative expenses of $75.9 million, or 25.4% of sales, for the year ended December 31, 2002 represented a decrease of $6.5 million, or 8%, from $82.4 million in 2001. The expense is higher as a percentage of sales due to the 33% decrease in sales volume from 2001. The dollar decrease is principally attributable to a decrease in selling and commission expense resulting from the decreased sales volume, as well as cost reduction efforts implemented by the Company. The decrease is partially offset by a $6.1 million increase in selling, general and administrative expenses of the Applied Epi and TM subsidiaries, both of which were acquired by the Company during the third quarter of 2001.

        Research and development expense for the year ended December 31, 2002, of $53.9 million represented a decrease of $5.8 million, or 10%, from the comparable period of 2001, due primarily to cost reduction efforts implemented by the Company in all product areas, except for AFM. This decrease is offset in part by the impact of $4.3 million in research and development expense of Applied Epi and TM.

        Amortization expense for the year ended December 31, 2002, of $13.3 million represented an increase of $3.9 million from the comparable period of 2001, due primarily to the intangible assets acquired during the third quarter of 2001 in connection with the Applied Epi and TM acquisitions. This amount is offset in part by $1.5 million of reduced amortization expense related to the accounting requirement to no longer amortize goodwill, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective on January 1, 2002. Under SFAS No. 142, goodwill is to be reviewed annually for impairment. As previously mentioned, the Company recorded a goodwill impairment charge of $94.4 million in the fourth quarter of 2002.

        In conjunction with the plan announced by the Company in October 2002 to reduce operating costs by $24.0 million in 2003, as well as the continued weakness in the Company's served markets and the uncertainty of their recovery, the Company recorded merger and restructuring charges of approximately $124.0 million during the fourth quarter of 2002. The $24.0 million in future cost savings is expected to affect each of the four quarters of 2003. In addition, it is anticipated that of the $24.0 million in cost savings, approximately $8.0 million is to reduce cost of sales, and approximately $16.0 million will reduce operating expenses, including selling, general and administrative expenses. Of the $124.0 million charge, approximately $4.2 million will require future cash outlays. The $124.0 million charge consisted of a $15.0 inventory write-down (included in cost of sales) in the process equipment segment, due to rationalization and discontinuance of certain product lines, $2.6 million of personnel costs and business relocation, $6.4 million of merger-related expenses, $0.3 million for a prepayment penalty on early extinguishment of debt and $99.7 million in asset impairment charges, primarily in the process equipment segment. The $99.7 million in asset impairment charges included a $94.4 million write-down of goodwill, $3.5 million for the impairment of two buildings and $1.8 million for the impairment of other fixed assets (see Note 1 to the Consolidated Financial Statements of the Company).

        In light of current economic conditions, as well as the significant decline in process equipment sales, the Company implemented a plan to rationalize certain product lines, which required discontinuance or modification of several products. As a result of the significant reduction in sales volume and the rationalization of product lines, excess plant capacity existed. Part of the plan to reduce future operating costs consisted of consolidation or elimination of certain facilities resulting in the reduction of excess capacity. The plan includes closing two process equipment manufacturing facilities, in Fort Collins, Colorado and Rochester, New York. The manufacturing activities of the Rochester facility ceased as of December 31, 2002, and the manufacturing activities of the Fort Collins facility are in the process of being phased out. The manufacturing at both of these sites will be transferred to the Company's Plainview, New York facility. As a result of this reorganization, the Company recorded an inventory write-down of approximately $15.0 million. In connection with these actions, certain products sold to the data storage industry were discontinued. These products include certain physical vapor deposition equipment. A portion of this product line's inventory is not useable and thus has been written-off by the Company. The $15.0 million charge also consists of the discontinuance or modification of certain telecommunications product lines, due to the continued decline in the telecommunications industry. This industry has seen a significant decline due to excess of fiber optic capacity created by telephonic carriers as well as current economic conditions, which have resulted in a significant decrease in capital spending.

        The $2.6 million charge for personnel costs and business relocation includes severance costs of approximately $1.6 million and business relocation costs of approximately $1.0 million. The severance charges relate to a workforce reduction of approximately 180 employees, located in all operations of the Company. The majority of the job classifications affected were in production, purchasing, engineering, service, sales and marketing and were concentrated in the process equipment segment. Business relocation costs of $1.0 million include costs related to rental payments and/or lease termination fees on lease agreements relating to locations vacated by the Company. In addition, the business relocation costs include operating costs of the Rochester facility that has ceased manufacturing operations. These operating costs will be incurred while the building is being marketed for sale. As of December 31, 2002, approximately $1.0 million in termination benefits has been paid and approximately $0.6 million remains accrued, which will be paid by the third quarter of 2003. As of December 31, 2002, approximately $0.1 million of business relocation costs has been paid and approximately $0.9 million remains accrued. Of the $0.9 million remaining, approximately $0.2 million is expected to be paid in the first quarter of 2003, $0.5 million is expected to be paid by the end of 2003 and approximately $0.2 million in the aggregate is anticipated to be paid monthly through the third quarter of 2005.

        On July 11, 2002, the Company entered into a merger agreement with FEI, headquartered in Hillsboro, Oregon. On January 8, 2003, the agreement was terminated. Veeco incurred approximately $6.4 million in expenses related to the proposed merger with FEI. Merger-related costs were accounted for as an asset, and the Company intended to allocate these direct costs to the purchase price of the acquisition. However, due to the termination of the merger agreement, these costs were written off. These costs include legal, accounting, tax, investment banking and regulatory fees and printing costs. As of December 31, 2002, $3.7 million of these costs have been paid and approximately $2.7 million remains accrued, which will be paid in the first quarter of 2003.

        In conjunction with the restructuring in the process equipment segment and the closure of two manufacturing facilities, the Company has classified the two facilities as held for sale as of December 31, 2002. In accordance with SFAS No. 144, these facilities are measured at the lower of their carrying amount or fair value less cost to sell. Accordingly, an impairment charge of $3.5 million was recorded by the Company. Fair value was determined by the Company based upon recent market data. Land, buildings and other fixed assets held for sale of approximately $10.2 million are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet at

December 31, 2002. The sale of these two facilities is expected to occur by the end of 2003. Certain machinery and equipment and furniture and fixtures with a net book value of $1.8 million, the majority of which is a result of the closing of the Rochester facility, were deemed to have no future value and, thus, the Company has written off those assets and has included this charge in asset impairment in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

        As a result of the Rochester facility being available for sale, the Company paid down a term loan and mortgage related to the building. Due to the prepayment of the term loan, the Company was required to pay a penalty of approximately $0.3 million in December 2002, which is included in the merger and restructuring charge in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

        During the three months ended September 30, 2002, the Company incurred a restructuring charge of approximately $0.9 million related to cost reduction efforts in response to continuing poor industry conditions and the decreased level of new orders. The $0.9 million charge includes severance related costs for approximately 40 management and manufacturing employees principally located in the process equipment segment. As of December 31, 2002, approximately $0.4 million has been expended and approximately $0.5 million remains accrued, which is anticipated to be paid in the first quarter of 2003. This charge is offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan of the process equipment segment.

        During the three months ended June 30, 2002, the Company incurred a restructuring charge of approximately $1.1 million related to the reductions in work force announced in the fourth quarter of 2001 and the first quarter of 2002. The $1.1 million charge includes severance related costs for approximately 30 employees, which included both management and manufacturing employees principally located in the process equipment segment. As of December 31, 2002, approximately $0.6 million has been expended and approximately $0.5 million remains accrued, which is expected to be paid in the first quarter of 2003.

        During the three months ended March 31, 2002, the Company incurred a restructuring charge of $0.8 million related to the reduction in work force announced in the fourth quarter of 2001. This charge includes severance related costs for approximately 60 employees, which included both management and manufacturing employees located at the Company's Minnesota metrology and New York process equipment operations. As of December 31, 2002, this accrual was fully expended.

        Other income, net, for the year ended December 31, 2002 improved to $0.3 million over the comparable 2001 period from other expense, net, of $2.5 million, due to a decrease in foreign currency exchange losses, which occurred principally in the first quarter of 2001.

        Interest expense, net, of $6.0 million for the year ended December 31, 2002, increased $6.6 million from the comparable 2001 period as a result of the issuance of $220.0 million of 4.125% convertible subordinated notes, which occurred in December 2001 and January 2002.

        Income taxes for the year ended December 31, 2002 amounted to a benefit of $20.5 million, or 14% of loss before income taxes, as compared with income tax expense of $6.0 million, or 29% of income before income taxes in 2001. The lower effective tax rate for 2002 is due to approximately $94.4 million of non-deductible charges related to the write-down of goodwill under SFAS No. 142.

        In connection with the sale of its industrial measurement segment in May 2002, the Company recorded an additional $0.3 million loss on the disposal of the discontinued operations during the year ended December 31, 2002, net of approximately $0.2 million of taxes.

Years Ended December 31, 2001 and 2000

        Net sales were $449.3 million for the year ended December 31, 2001, representing an increase of $73.1 million, or 19%, when compared to the year ended December 31, 2000. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 54%, 18%, 20% and 8%, respectively, of the Company's net sales for the year ended December 31, 2001. Sales in the U.S. increased by approximately $53.8 million from 2000. The increase in U.S. sales is primarily attributable to a $46.3 million increase in process equipment sales, due to increased etch and deposition equipment sales to the data storage industry, as well as increased sales of optical filter deposition products to the telecommunications industry. Sales of MBE equipment have also contributed to the increase in U.S. process equipment sales by approximately $9.8 million over the comparable 2000 period, which have no comparable MBE sales. European sales increased by $26.0 million, or 48%, when compared to the prior year. This increase is primarily a result of a 53% increase in process equipment sales. The 53% increase is a result of a $6.4 million increase in etch and deposition products sold primarily to the data storage industry, a $1.4 million increase in sales of optical filter deposition products sold principally to the telecommunications industry and $7.4 million of sales of MBE equipment sold mainly to the telecommunications industry. Metrology sales in Europe increased by 43%, which was principally the result of an increase of $12.3 million, or 59%, in AFM sales to the semiconductor and research/industrial industries. Of the $12.3 million, $1.6 million was attributable to sales from the Company's TM Microscopes subsidiary, which was acquired in July of 2001 using the purchase method of accounting, and therefore there were no comparable sales in 2000. The 59% increase was slightly offset by a $1.5 million decline in optical metrology sales of interferometry products to the data storage and semiconductor industries. Sales in Japan increased by $9.9 million over the prior year, primarily as a result of increased metrology sales of 47% for AFMs and 22% for optical metrology products. Japan's process equipment sales remained relatively flat compared to the prior 2000 period. Sales in Asia Pacific decreased by $16.9 million over the comparable 2000 period, as a result of decreased sales in optical metrology products. This decrease resulted from the decline in sales of the slider level crown (SLC) product line of approximately $15.6 million to data storage customers over the prior comparable period, which was partially offset by an increase in AFM sales. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $277.3 million for the year ended December 31, 2001, increased $61.0 million, or 28%, over the prior year, due partially to a $27.9 million increase in optical filter deposition sales to the telecommunications industry. Etch and deposition product sales, principally to the data storage market, also increased by $15.3 million over the prior year. MBE sales, as a result of the Applied Epi acquisition, were $17.8 million during the year ended December 31, 2001. Metrology sales of $172.0 million for the year ended December 31, 2001 increased by $12.2 million from the year ended December 31, 2000, reflecting a 37% increase in the sale of AFMs, primarily to the semiconductor and research/industrial industries, offset by a 39% decrease in sales of optical metrology products, which was attributable to the above mentioned decrease in sales of the SLC product line to data storage customers and a $10.0 million decrease in interferometry sales, for the most part to the data storage and semiconductor industries, from the year ended December 31, 2000.

        Veeco received $318.9 million of orders for the year ended December 31, 2001, representing a 47% decrease from $596.8 million of orders in the comparable 2000 period. Process equipment orders decreased 56% to $173.9 million, primarily due to the significant business downturn in the telecommunications industry. Orders for optical filter deposition equipment decreased $161.4 million from the comparable 2000 period. Orders for etch and deposition equipment, sold primarily to the data storage industry, decreased by $73.3 million from the prior year. Metrology orders decreased 28% to $145.0 million, reflecting a 16% decrease in orders for AFMs as well as a 50% decrease in orders for optical metrology products. The order declines are a result of the general economic slowdown that has had a very significant impact on the telecommunications, data storage and semiconductor markets that the Company serves. The book-to-bill ratio for the year ended December 31, 2001 was 0.71 to 1.

        For the year ended December 31, 2001, the Company experienced order cancellations of $136.3 million, of which approximately $110.0 million related to the optical telecommunications market, for which Veeco is a significant supplier.

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

        Selling, general and administrative expenses of $82.4 million for the year ended December 31, 2001 increased by $6.8 million compared to $75.6 million in 2000. The dollar increase is related to increased sales volume, primarily in the AFM product line and deposition equipment for optical filters.

        Research and development expense for the year ended December 31, 2001 of $59.7 million, increased by $8.5 million over the comparable period of 2000, due primarily to additional research and development in certain Ion Tech and AFM product areas, as well as the inclusion of the newly acquired businesses of Applied Epi and TM, which were not included in Veeco's spending in 2000.

        Amortization expense for the year ended December 31, 2001, of $9.5 million, increased by $5.7 million over the comparable period of 2000, due to the intangible assets acquired in connection with Applied Epi and TM acquisitions.

        Other expense, net for the year ended December 31, 2001 increased $1.6 million over the comparable 2000 period, due to the impact of foreign currency exchange losses, principally in the first quarter of 2001.

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This downturn has affected Veeco's customers' ability to purchase capital equipment and is evidenced by a significant decline in the order rate for the Company's products. The $20.0 million charge consisted of a $13.6 million write-off of inventory

(included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million was for the write-down of long-lived assets. Of the $13.6 million write-off of inventory, approximately $9.6 million was associated with the Company's process equipment segment, which sells primarily to the telecommunications and data storage industries and approximately $4.0 million related to Veeco's metrology segment, which sells mainly to the semiconductor, research and data storage industries. During the year, Veeco experienced a significant amount of order cancellations for products for which many of the raw materials had been purchased prior to the cancellation date due to the amount of lead-time necessary to build many of these tools. The $3.0 million charge for personnel and business relocation costs principally relates to plant consolidations and a workforce reduction of approximately 230 employees, located in all operations of the Company. The majority of the job classifications that were eliminated included manufacturing, sales and marketing, due to the downturn in the economy. As of December 31, 2002, approximately $2.5 million of personnel and business relocation costs have been paid and approximately $0.5 million remains accrued. Of this $0.5 million liability, approximately $0.3 million relates to rental payments on a lease agreement for space the Company has vacated and will be paid over the next three years and $0.2 million relates to termination costs that will be paid in the first quarter of 2003. The write-down of long-lived assets to estimated fair value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line of approximately $2.5 million, which has been phased out, as well as the write-down of certain machinery and equipment of approximately $0.9 million, which was deemed to have no future value.

        In connection with the Applied Epi acquisition, the Company recorded a $7.0 million write-off of the fair values of acquired in-process technology projects that had not reached technological feasibility and had no alternative uses. Accordingly, this amount was expensed at the acquisition date. Applied Epi's in-process technology value is comprised of programs related to research systems, production systems, performance products and metal organic chemical vapor deposition (MOCVD) systems that were approximately 40%, 40%, 50% and 25% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects' stage of completion. The rate used to discount net cash flows to their present value was 25%. As of December 31, 2002, programs related to both research and performance products are 100% complete. As of December 31, 2002, programs related to production systems are 59% complete, with one program being cancelled and one program being postponed due to current market and business conditions. With regard to the MOCVD systems, due to the current market and business conditions and as a result of the Company's reorganization in the process equipment segment (see Note 7), these programs have been abandoned by the Company.

        In connection with the TM acquisition, approximately $1.2 million of the purchase price was allocated to in-process technology projects for projects that had not reached technological feasibility and had no alternative future uses and thus, the amounts were expensed as of the date of acquisition. On the date of acquisition, the majority of TM's in-process technology value was comprised of the Fanou project (which included the Aurora III product), which was approximately 90% complete, with the remainder completed in the first quarter of 2002. The value assigned to purchased in-process technology was determined by using the income approach and the rate used to discount net cash flows to their present value was 28%. The actual results of the Fanou project did not differ materially from the underlying assumptions used by the Company.

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

        In May 2002, the Company sold the remainder of the industrial measurement business. This segment was comprised of the x-ray fluorescence thickness measurement systems. In January 2000, the Company sold its leak detection business, which was part of this segment. Accordingly, the Company has classified the industrial measurement business as a discontinued operation. Sales for the industrial measurement business totaled $6.0 million, $10.6 million and $17.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended 2001, the Company recorded a loss on disposal of discontinued operations of $2.1 million, which is net of income taxes of $1.5 million and includes the write-off of approximately $1.0 million of goodwill that was previously allocated to this segment. During 1999, the Company incurred a loss on disposal of its leak detection business of $1.7 million, which is net of income taxes of $0.8 million. Loss from discontinued operations for the years ended December 31, 2001, 2000 and 1999 was $2.5 million, $2.2 million and $1.4 million, respectively, which is net of income taxes of $1.7 million, $1.5 million and $0.6 million, respectively. The assets sold included accounts receivable, inventories, prepaid expenses and other current assets and fixed assets and included certain liabilities assumed by the purchaser. The net assets held for sale of approximately $4.6 million were included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet at December 31, 2001.

        Income taxes for the year ended December 31, 2001 amounted to $6.0 million, or 29% of income from continuing operations before income taxes as compared with $5.8 million, or 68% in 2000. The higher effective tax rate for 2000 is due to approximately $10.0 million of non-deductible charges related to the $33.0 million merger and restructuring charges incurred in conjunction with the merger with CVC.

Liquidity and Capital Resources

        Although the Company experienced an operating cash use of $(2.2) million during 2002, funds from the sale of its industrial measurement business of $3.7 million, as well as proceeds from the sale of property, plant and equipment of $1.8 million and funds from financing activities, including the issuance of a $20.0 million over-allotment of subordinated debt and the proceeds from the exercise of stock options and stock issuances under the Company's employee stock purchase plan, were sufficient to fund capital expenditures and debt repayments. The ratio of current assets to current liabilities was 6.2 at the end of 2002, compared with 4.4 at the end of 2001. The Company's primary source of funds at December 31, 2002, consisted of $214.3 million of cash and cash equivalents. This amount represents an increase of $11.1 million from the December 31, 2001 balance of $203.2 million.

        Cash used by operations totaled $2.2 million during the year ended December 31, 2002. This amount consisted primarily of the net loss of $123.7 million plus non-cash charges for depreciation and amortization, net loss on the disposal of discontinued operations, non-cash restructuring and other expenses, and a stock option income tax benefit aggregating $144.1 million, as well as a decrease in accounts receivable and inventory of $25.0 million and $3.6 million, respectively. Accounts receivable decreased due to the decrease in sales during the fourth quarter of 2002. Receivables generally are due within 30-60 days, other than customers in Japan where payment terms range from 90-150 days. These items were offset by decreases in accounts payable and accrued expenses, deferred profit and other current liabilities and an increase in deferred taxes of $7.0 million, $28.1 million and $22.6 million, respectively. Deferred profit for the year ended December 31, 2002, decreased by $8.6 million, primarily as a result of revenue recognition on tools that received final customer acceptance, as well as a decrease in the number of tools that are deferred as of December 31, 2002, due to a lower level of sales and product mix that impacts timing of revenue recognition. Accrued expenses and other current liabilities (excluding deferred profit) decreased $19.5 million, primarily as a result of a $4.8 million decrease in customer deposits and royalties, a $3.9 million decrease in accrued installation and warranty, and $3.8 million of tax payments made during the year related to sales and foreign taxes. In addition, accrued expenses decreased as a result of a $1.4 million decline in accrued bonuses and commission expense related to the decline in sales volume and orders, as well as a $1.5 million decrease in other employee benefits due to the reduction in workforce previously discussed.

        Cash flows from investing activities of $2.9 million for the year ended December 31, 2002 are a result of the proceeds from the sale of the Company's industrial measurement business of $3.7 million, which closed in May 2002, proceeds from the sale of property, plant and equipment of $1.8 million and net maturities of long-term investments of $6.0 million, offset by capital expenditures of $8.6 million.

        In December 2001, the Company issued $200.0 million of 4.125% convertible subordinated notes, and in January 2002, the Company issued an additional $20.0 million of notes pursuant to an over-allotment option. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. The notes will mature on December 21, 2008. In connection with this offering, the Company purchased approximately $25.9 million of U.S. government securities, which have been pledged to the trustee under the indenture, as security for the exclusive benefit of the holders of the notes. These securities will be sufficient to provide for the payment in full of the first six scheduled interest payments due on the notes and thus represent restricted investments. The balance of these pledged securities as of December 31, 2002 was $17.5 million. Except with respect to these pledged securities, the notes are subordinated in right of payment to all other indebtedness of the Company. The notes are repayable upon certain change of control events and upon the acceleration of certain other indebtedness for money borrowed of the Company. After the third anniversary of issuance, the notes may be redeemed at the option of the Company at the redemption prices set forth in the indenture relating to the notes.

        Cash flows provided by financing activities totaled $12.0 million. The generation of cash from financing activities in 2002 primarily resulted from the $20.0 million subordinated debt over-allotment option exercise in January 2002, as well as $1.2 million from stock issuance, offset in part by $9.8 million of repayments of long term debt and debt issuance costs.

        On April 19, 2001, the Company entered into a $100 million revolving credit facility (as amended, the "Facility"). The Facility's interest rate is a floating rate based on the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flows exceeds a defined amount. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is also required to satisfy certain financial tests and the accounts receivable of the Company and its material domestic subsidiaries are pledged to secure the Company's obligations under the Facility. In connection with a recent amendment of the Facility, certain financial covenants were amended to allow for the fourth quarter 2002 restructuring charges as well as certain definitions were amended. As of December 31, 2002, and for all prior periods, the Company was in compliance with the covenants set forth in the Facility. As of December 31, 2002, there were no borrowings outstanding under the Facility, and the Company was contingently liable for letters of credit of approximately $3.3 million issued under the Facility.

        In October 2002, the Company repaid one of its mortgages upon maturity in the amount of approximately $2.0 million.

        In February 2003, in connection with a lawsuit commenced by Toyo, the Company agreed in principle to settle the lawsuit (see Note 7 of the Consolidated Financial Statements of the Company for further discussion).

        At December 31, 2002, Veeco's contractual cash obligations and commitments relating to its debt obligations and lease payments are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$230,585	$312	$691	$5,975	$223,607
Operating leases	14,917	3,134	4,147	3,400	4,236
Letters of credit	3,283	3,283	—	—	—

	$248,785	$6,729	$4,838	$9,375	$227,843

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $100.0 million Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months, as well as the Company's contractual obligations, detailed in the above table, over the next five years.

Application of Critical Accounting Policies

        General:    Veeco's discussion and analysis of its financial condition and results of operations are based upon Veeco's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long lived assets, income taxes, warranty obligations, restructuring costs and contingent litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets and the impairment of long lived assets to be critical policies due to the estimation processes involved in each.

        Revenue Recognition:    Effective January 1, 2000 the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller's price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At December 31, 2002 and 2001, $1.4 million and $3.3 million, respectively, are recorded in accounts receivable and deferred profit pertaining to customer retentions. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new applications of the Company's products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At December 31, 2002 and 2001, $4.6 million and $11.2 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been deferred. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

        Goodwill and Indefinite-Lived Intangible Asset Impairment:    The Company has significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of the Company's goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required to record impairment charges for these assets not previously recorded. The Company completed the first of the required impairment tests on goodwill and indefinite lived intangible assets in the first quarter of 2002. Based upon the judgment of management, it was determined that there was no impairment to goodwill or intangibles with indefinite lives as of January 1, 2002. During the fourth quarter of 2002, management determined that due to the continued weakness in the telecommunications industry and the uncertainty of the timing and speed of recovery, impairment indicators were present. Under SFAS No. 142, if impairment indicators are present, the fair value of the reporting unit must be determined. Based upon the judgment of management, goodwill arising from the September 2001 Applied Epi acquisition, which constitutes the telecommunications reporting unit, included in the process equipment operating segment, was deemed significantly impaired. As a result, the Company recorded an impairment charge of $94.4 million and has written down goodwill related to the telecommunications reporting unit to approximately $7.5 million as of December 31, 2002.

        Long Lived Asset Impairment:    The carrying values of long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. During 2002, $5.3 million in fixed asset impairment charges were recorded by the Company, in conjunction with the restructuring in the process equipment segment. The Company recorded $0.9 million of fixed asset impairment charges in 2001. Assumptions utilized by management in reviewing for impairment of long-lived assets could be effected by changes in strategy and/or market conditions which may require Veeco to record additional impairment charges for these assets, as well as impairment charges on other long-lived assets not previously recorded. During December 2001, approximately $2.5 million of intangible assets were written off in connection with a phased out product line.

Risk Factors That May Impact Future Results

        In addition to the other information set forth herein, the following risk factors should be carefully considered by shareholders of and by potential investors in the Company.

We depend on the microelectronics industry. The cyclicality of the data storage, telecommunications/wireless, semiconductor, research and industrial industries directly affects our business.

        Veeco's business depends in large part upon the capital expenditures of data storage, telecommunications/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of our net sales for the periods indicated:

	Year ended December 31,
	2002	2001	2000
Data Storage	32%	31%	44%
Telecommunications/Wireless	15%	30%	23%
Semiconductor	13%	17%	14%
Research and Industrial	40%	22%	19%

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

        The current global downturn in general economic conditions and in the markets for our customers' products is resulting in a reduction in demand for some of our products. We have experienced the effects of the global economic downturn in many areas of our business. During this downturn and any subsequent downturns we cannot assure you that our sales or margins will not decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, our ability to reduce expenses quickly in response to revenue short-falls is limited. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development or capital equipment requirements. In addition, during an economic downturn we may experience delays in collecting receivables, which may impose constraints on our working capital.

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

        The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to anticipate customers' changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. We have invested significant resources in the development of certain products utilizing physical vapor deposition technology, which has been slow to gain customer acceptance. Further, after a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.

We depend on a limited number of customers that operate in highly concentrated industries.

        We rely on certain principal customers for a significant portion of our sales. Based on net sales, Seagate Technology, Inc. is our top customer. The following table sets forth the percentage of our net sales to Seagate (our only customer with sales greater than 10% in any of the past three years) for the following periods:

	Year Ended December 31,
	2002	2001	2000
Seagate	13%	7%	18%

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

        If we do not succeed in obtaining new sales orders from new or existing customers, it will have a negative impact on our results of operations.

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

        Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. In addition, Veeco has, in limited circumstances, permitted major customers to return previously shipped products in order to maintain business relationships with such customers. Therefore, backlog or the amount of purchase orders at any particular date is not necessarily indicative of actual sales for any succeeding period. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. Backlog adjustments for the year ended December 31, 2002 included order cancellations of $20.9 million.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results.

        Historically, we have experienced long and unpredictable sales cycles. Variations in the length of our sales cycles could cause our net sales, and therefore our business, financial condition, operating results and cash flows, to fluctuate widely from period to period. These variations often are based upon factors partially or completely outside our control. The factors that affect the length of time it takes us to complete a sale depend upon many elements, including:

  •
  the efforts of our sales force and our independent sales representatives,

  •
  the history of previous sales to a customer,

  •
  the complexity of the customer's manufacturing processes,

  •
  the internal technical capabilities and sophistication of the customer, and

  •
  the capital expenditure budget cycle of our customers.

        As a result of these and a number of other factors that influence our sales cycles with particular customers, the period between our initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, varies widely. Our sales cycle typically can range up to twelve months. Sometimes our sales cycle can be much longer, particularly during an economic downturn or when the sales cycle involves developing new applications for our systems and technology. During these cycles, we commit substantial resources to our sales efforts before receiving any revenue, and we may never receive any revenue from a customer despite these sales efforts.

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

Our strategy of pursuing acquisitions subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses into our business.

        We have considered numerous acquisition opportunities and completed several significant acquisitions during the past five years. In addition, we may consider acquisitions of, or significant investments in, other businesses in the future. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

  •
  difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired companies,

  •
  diversion of management's attention from other operational matters while evaluating and pursuing the acquisition as well as while integrating the business once acquired,

  •
  the inability to retain the key employees of acquired companies, especially if the acquired business is to be relocated or the responsibilities of such key employees are to be changed,

  •
  lack of synergy, or inability to realize expected synergies, resulting from the acquisition, and

  •
  acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company, which could require us to record a charge to earnings for such impairment.

        Our inability to effectively manage these acquisition risks could materially and adversely affect our business, prospects, financial condition and operating results.

        In addition, if we issue equity securities to pay for an acquisition, the ownership percentage of our then-existing shareholders would be reduced and the value of the shares held by our then-existing shareholders could be diluted, which could affect the trading price of our common stock and of the subordinated notes. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes, including making payments on the subordinated notes. Also, acquisition financing may not be available on favorable terms or at all. Future acquisitions may also require us to assume contingent liabilities that could have a material adverse effect on our business, prospects, financial condition or operating results.

The loss of key management or our inability to attract and retain sufficient numbers of managerial, engineering and other technical personnel could have a material adverse effect on our business.

        Our continued success depends, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. In particular, we depend on our Chairman and Chief Executive Officer, Edward H. Braun. The loss of key personnel could have a material adverse effect on our business, prospects, financial condition or operating results. We may not be able to retain our key managerial, engineering and technical employees. Our growth is dependent on our ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult, and we cannot assure you that our recruiting efforts to attract and retain these personnel will be successful.

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

        We are exposed to foreign currency exchange rate risks that are inherent in our anticipated sales, sales commitments and assets and liabilities that are denominated in currencies other than the United States dollar. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could adversely affect our revenues and gross margins. We also are exposed to interest rate risks inherent in our debt obligations and investment portfolios.

        In 2002, approximately 53% of our total net sales were generated from sales outside the United States, and in 2001 approximately 46% our total net sales were generated from sales outside the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing portion of our total sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

  •
  periodic economic downturns and unstable political environments,

  •
  longer sales cycles,

  •
  multiple, conflicting and changing governmental laws and regulations,

  •
  protectionist laws and business practices that favor local companies,

  •
  price and currency exchange controls,

  •
  fluctuations in the relative values of currencies,

  •
  difficulties protecting intellectual property,

  •
  unexpected changes in trading policies, regulatory requirements, tariffs and other barriers, and

  •
  difficulties in managing a global enterprise, including staffing, collecting accounts receivable, managing distributors and representatives and repatriation of earnings.

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

        We do not have any derivative financial instruments for speculative or trading purposes. We enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany balances and other known currency exposures. The average notional amount of such contracts was approximately $1.9 million for the year ended December 31, 2002. As of December 31, 2002, we did not have any open forward contracts. We estimate that based upon our balance sheet at December 31, 2002, a 10% change in foreign exchange rates impact operating loss by approximately $0.6 million.

Our operating results are influenced by the performance of Asian economies, which have experienced significant downturns during the past few years.

        In recent years, Asian economies (including Japan) have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Approximately 36% of our sales in 2002 and approximately 28% of our sales in 2001 were derived from this region. Instabilities in Asian economies (including Japan) may continue and recur again in the future, which could have a material adverse effect on our business, prospects, financial condition and operating results. Our exposure to the business risks presented by Asian economies (including Japan) will increase to the extent we continue to expand our operations in that region.

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

companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 53% of our sales from foreign countries in 2002, and approximately 46% of our sales from foreign countries in 2001. If we fail to adequately protect our intellectual property in these countries, it could be easier for our competitors to sell competing products.

        Infringement of our proprietary rights by a third party could result in lost market and sales opportunities, as well as increased costs of litigation.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to perform in a timely or quality manner could negatively impact revenues.

        Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. However, some key parts may be obtained only from a single supplier or a limited group of suppliers.

        We also rely on a limited number of equipment manufacturers to develop and supply the equipment used to manufacture our products. The failure of these manufacturers to develop or deliver equipment on a timely basis could have a material adverse effect on the business and results of operations. In addition, as a result of the small number of equipment suppliers, we may be more exposed to future cost increases for this equipment.

We may not obtain sufficient affordable funds to fund our future needs for manufacturing capacity and research and development.

        We need to continue to make significant capital expenditures to continue and expand our operations and to enhance our manufacturing capability to keep pace with rapidly changing technologies. Also, our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers. As a result of our emphasis on research and development and technological innovation, our operating costs may increase in the future. We expect our research and development expenses to increase as a percentage of our net sales for the foreseeable future. During the past few years, the markets for equity and debt securities have fluctuated significantly, especially with respect to technology-related companies, and during some periods offerings of those securities have been extremely difficult to complete. As a result, in the future we may not be able to obtain the additional funds required to fund our operations and invest sufficiently in research and development on reasonable terms, or at all. Such a lack of funds could have a material adverse effect on our business, prospects, financial condition and operating results.

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our company, our employees, facilities, partners, suppliers, distributors and customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect the business and results of operations in ways that cannot presently be predicted. We will be largely uninsured for losses and interruptions caused by terrorist acts and acts of war.

Unforeseen environmental costs could impact our future net earnings.

        Some of our operations will use substances regulated under various federal, state and international laws governing the environment. We could be subject to liability for remediation if we do not handle these substances in compliance with applicable laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when not subject to local government regulations. We will record a liability for environmental remediation and related costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

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

        We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A "business combination" includes mergers, asset sales as well as certain transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of the corporation's voting stock. The operation of Section 203 may have anti-takeover effects, which may delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

        The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

  •
  rates on debt and short-term and long-term investment portfolios, and

  •
  exchange rates, generating translation and transaction gains and losses.

Interest Rates

        Veeco centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Veeco's investment portfolios consist of cash equivalents and obligations of U.S. government agencies. These investments in obligations of the U.S. government are considered held to maturity securities. Accordingly, the amounts are carried at amortized cost. Assuming year-end 2002 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. In December 2001 and January 2002, the Company issued $220.0 million of 4.125% convertible subordinated notes. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. Interest payments commenced on June 21, 2002 (see Note 3 to the Company's Consolidated Financial Statements). The notes will mature on December 21, 2008. After the third anniversary of the issuance, the notes may be redeemed at the option of the Company, at the redemption prices set forth in the indenture.

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

        Veeco's net sales to foreign customers represented approximately 53% of Veeco's total net sales in 2002, 46% in 2001 and 50% in 2000. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 17% of Veeco's total net sales in 2002, 15% in 2001 and 9% in 2000. The aggregate foreign exchange gains (losses) included in determining consolidated results of operations were $0.1 million, $(1.9) million and $(0.8) million in 2002, 2001 and 2000, respectively. In 2002 and 2001, the foreign currency exchange gain (loss) is net of approximately ($1.0) and

$0.4 million of realized hedging (losses) gains, respectively, which were recorded and included in other (income) expense, net. As of December 31, 2002, approximately $0.3 million of losses related to forward contracts are included in accrued expenses and have been subsequently paid in January 2003. As of December 31, 2002, there were no open forward contracts. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $1.9 million for the year ended December 31, 2002. The change in currency exchange rate that has the largest impact on translating Veeco's international operating (loss) profit are the Japanese Yen and the Euro. The Company estimates that based upon its balance sheet at December 31, 2002, a 10% change in foreign exchange rates impact operating loss by approximately $0.6 million. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements of the Company are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

        The following table presents selected financial data for each quarter of fiscal 2002 and 2001. Although unaudited, this information has been prepared on a basis consistent with the Company's audited financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited financial statements of the Company and the notes thereto.

Quarterly Statements of Operations (In thousands):

	Fiscal 2002					Fiscal 2001
	Q1	Q2	Q3	Q4(1)	Year	Q1(2)	Q2(2)	Q3(2)	Q4(1)	Year
Net sales	$80,149	$77,339	$72,753	$68,644	$298,885	$125,386	$112,095	$114,276	$97,494	$449,251
Cost of sales	46,414	42,137	38,405	56,086	183,042	66,696	58,956	63,896	70,600	260,148

Gross profit	33,735	35,202	34,348	12,558	115,843	58,690	53,139	50,380	26,894	189,103
Costs and expenses	36,162	36,150	36,325	34,190	142,827	39,083	36,626	37,519	40,886	154,114
Merger and restructuring expenses	837	1,050	83	9,278	11,248	—	1,000	—	2,046	3,046
Write-off of purchased in-process technology	—	—	—	—	—	—	—	8,200	—	8,200
Asset impairment charges	—	—	—	99,663	99,663	—	—	—	3,418	3,418

Operating (loss) income	(3,264)	(1,998)	(2,060)	(130,573)	(137,895)	19,607	15,513	4,661	(19,456)	20,325
Interest expense (income)	1,486	1,477	1,388	1,651	6,002	(767)	(397)	(263)	850	(577)

(Loss) income from continuing operations, before income taxes	(4,750)	(3,475)	(3,448)	(132,224)	(143,897)	20,374	15,910	4,924	(20,306)	20,902
Income tax (benefit) provision	(1,598)	(1,856)	(1,366)	(15,693)	(20,513)	7,158	5,435	2,727	(9,300)	6,020

(Loss) income from continuing operations	(3,152)	(1,619)	(2,082)	(116,531)	(123,384)	13,216	10,475	2,197	(11,006)	14,882
Loss from discontinued operations, net of taxes	—	—	—	—	—	(343)	(475)	(349)	(1,283)	(2,450)
Loss on disposal of discontinued operations, net of taxes	(346)	—	—	—	(346)	—	—	—	(2,123)	(2,123)

Net (loss) income	$(3,498)	$(1,619)	$(2,082)	$(116,531)	$(123,730)	$12,873	$10,000	$1,848	$(14,412)	$10,309

Quarterly Statements of Operations:

	Fiscal 2002					Fiscal 2001
	Q1	Q2	Q3	Q4	Year	Q1(2)	Q2(2)	Q3(2)	Q4	Year
(Loss) income per common share:
(Loss) income per common share from continuing operations	$(0.11)	$(0.06)	$(0.07)	$(4.00)	$(4.24)	$0.54	$0.42	$0.09	$(0.38)	$0.57
Loss on discontinued operations	(0.01)	—	—	—	(0.01)	(0.02)	(0.02)	(0.02)	(0.12)	(0.17)

Net (loss) income per common share	$(0.12)	$(0.06)	$(0.07)	$(4.00)	$(4.25)	$0.52	$0.40	$0.07	$(0.50)	$0.40

Diluted (loss) income per common share from continuing operations	$(0.11)	$(0.06)	$(0.07)	$(4.00)	$(4.24)	$0.52	$0.42	$0.09	$(0.38)	$0.56
Loss on discontinued operations	(0.01)	—	—	—	(0.01)	(0.01)	(0.02)	(0.02)	(0.12)	(0.17)

Diluted net (loss) income per common share	$(0.12)	$(0.06)	$(0.07)	$(4.00)	$(4.25)	$0.51	$0.40	$0.07	$(0.50)	$0.39

Weighted average shares outstanding	29,021	29,083	29,137	29,142	29,096	24,678	24,767	25,413	28,853	25,937
Diluted weighted average shares outstanding	29,021	29,083	29,137	29,142	29,096	25,230	25,215	25,669	28,853	26,355

(1)
In December 2002 and December 2001, the Company incurred charges of $15.0 million and $13.6 million, respectively, for the write-off of inventory (see Note 7 to the Company's Consolidated Financial Statements). These charges are included in cost of sales.

(2)
During December 2001, the Company discontinued its industrial measurement operating segment. As a result, the quarterly information for the first three quarters of 2001 noted above has been restated from that previously filed on the Quarterly Reports on Form 10-Q. See Note 7 to the Consolidated Financial Statements.

        A variety of factors influence the level of the Company's net sales in a particular quarter including economic conditions in the semiconductor, data storage and optical/wireless telecommunications industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by the Company and its competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, and other factors, many of which are beyond the Company's control. In addition, the Company derives a substantial portion of its revenues from the sale of products which have an average selling price in excess of $750,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results in any given quarter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 14.    Controls and Procedures.

        The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

        Subsequent to that evaluation there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The Registrant's financial statements together with a separate table of contents are annexed hereto. The financial statement schedule is listed in the separate table of contents annexed hereto.

  (b)
  Reports on Form 8-K.

        The Registrant filed a Current Report on Form 8-K on December 17, 2002 announcing that the Company and FEI Company would not be able to complete the previously announced merger by December 31, 2002.

        The Registrant filed a Current Report on Form 8-K on January 17, 2003 regarding the mutual termination of the merger agreement between Veeco and FEI Company.

  (c)
  Exhibits

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Agreement and Plan of Merger, dated as of September 6, 2001, among Veeco Instruments Inc., Veeco Acquisition Corp., Applied Epi, Inc., the shareholders of Applied Epi, Inc. listed on the signature pages thereto and Paul E. Colombo, as Stockholders' Representative.	Current Report on Form 8-K, filed September 14, 2001, Exhibit 99.1
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
4.1
	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1
4.4	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1

10.1
	Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001, Exhibit 10.1
10.2
	Amendment and Waiver dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.1
10.3
	Consent and Second Amendment dated as of December 21, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.3
10.4
	Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.4
10.5
	Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.5
10.6
	Fifth Amendment dated as of February 5, 2003 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.7	Security Agreement dated as of March 20, 2002 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and Fleet National Bank, as administrative agent.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, Exhibit 10.3
10.8	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2

10.9	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, Exhibit 10.2
10.10	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3
10.11
	Collateral Pledge and Security Agreement among Veeco, State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.1
10.12
	Supplement No. 1 to Collateral Pledge and Security Agreement among Veeco and State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of January 3, 2002.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.3
10.13
	Registration Rights Agreement among Veeco and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC, as the initial purchasers of Veeco's 4 1/8% Convertible Subordinated Notes due 2008, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.2
10.14	Registration Rights Agreement among Veeco and the Former Applied Epi Stockholders named therein, dated as of September 17, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.4
10.15	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.16	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.17	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.18	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.19	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.20	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.21	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2

10.22	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.23	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.24	Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan, dated October 26, 2000.	Annual Report on Form 10-K for the Year Ended December 31, 2000, Exhibit 10.18
10.25	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.26	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 11, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.1
10.27	Amendment No. 2 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 10, 2002.	Registration Statement on Form S-8 (File Number 333-88946) filed May 23, 2002, Exhibit 4.1
10.28	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.29	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.30	CVC, Inc. 1999 Non-employee Directors' Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.1
10.31	CVC, Inc. Amended and Restated 1997 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.2
10.32	Amended and Restated (1996) Stock Option Plan of CVC, Inc. (formerly, CVC Holdings, Inc.).	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.3
10.33	Form of Commonwealth Scientific Corporation Non-Qualified Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.4
10.34	Applied Epi, Inc. 1993 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1
10.35	Applied Epi, Inc. 2000 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.2
10.36	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3
10.37	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6

10.38	Employment Agreement dated as of April 3, 2000 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.2
10.39	Employment Agreement dated as of April 3, 2000 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.40	Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Don R. Kania.	Annual Report on Form 10-K for the Year Ended December 31, 1997, Exhibit 10.33
10.41	Letter Agreement dated January 16, 1995 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 1994, Exhibit 10.20
21.1	Subsidiaries of the Registrant.	*
23.1	Consent of Ernst & Young LLP.	*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

VEECO INSTRUMENTS INC.

By:	/s/ EDWARD H. BRAUN Edward H. Braun Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 2003.

Signatures	Title

/s/ EDWARD H. BRAUN Edward H. Braun	Director, Chairman and Chief Executive Officer (principal executive officer)
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director
/s/ JOEL A. ELFTMANN Joel A. Elftmann	Director
/s/ HEINZ K. FRIDRICH Heinz K. Fridrich	Director
/s/ DOUGLAS A. KINGSLEY Douglas A. Kingsley	Director
/s/ DR. PAUL R. LOW Dr. Paul R. Low	Director
/s/ ROGER D. MCDANIEL Roger D. McDaniel	Director

/s/ IRWIN H. PFISTER Irwin H. Pfister	Director
/s/ WALTER J. SCHERR Walter J. Scherr	Director
/s/ JOHN F. REIN, JR. John F. Rein, Jr.	Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)
/s/ JOHN P. KIERNAN John P. Kiernan	Vice President, Finance and Corporate Controller (principal accounting officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Edward H. Braun, Chairman and Chief Executive Officer of Veeco Instruments Inc. (the "Company"), certify that:

  1.
  I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 (the "Report");

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD H. BRAUN Edward H. Braun Chairman and Chief Executive Officer Veeco Instruments Inc. March 27, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, John F. Rein, Jr., Executive Vice President, Chief Financial Officer and Secretary of Veeco Instruments Inc. (the "Company"), certify that:

  1.
  I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 (the "Report");

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN F. REIN, JR. John F. Rein, Jr. Executive Vice President, Chief Financial Officer and Secretary Veeco Instruments Inc. March 27, 2003

Veeco Instruments Inc. and Subsidiaries
Index to Consolidated Financial Statements
and Financial Statement Schedule

Report of Independent Auditors

To the Shareholders and the Board of Directors
Veeco Instruments Inc.

        We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veeco Instruments Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1, in 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and in 2000, the Company changed its method of revenue recognition for certain products in accordance with the provisions of Staff Accounting Bulletin No. 101.

/s/ Ernst & Young LLP

Melville, New York February 7, 2003

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$214,295	$203,154
Accounts receivable, less allowance for doubtful accounts of $2,815 in 2002 and $3,350 in 2001	68,777	88,449
Inventories	86,250	102,103
Prepaid expenses and other current assets	18,392	21,952
Deferred income taxes	31,549	46,832

Total current assets	419,263	462,490
Property, plant and equipment at cost, net	55,872	78,547
Goodwill	30,658	125,585
Purchased technology, less accumulated amortization of $15,287 in 2002 and $5,655 in 2001	39,331	48,445
Other intangible assets, less accumulated amortization of $11,215 in 2002 and $7,524 in 2001	14,425	15,943
Long-term investments	17,483	23,519
Deferred income taxes	28,888	—
Other assets	898	990

Total assets	$606,818	$755,519

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,078	$19,657
Accrued expenses	44,993	58,070
Deferred profit	5,966	14,566
Income taxes payable	3,808	8,630
Current portion of long-term debt	312	3,544

Total current liabilities	68,157	104,467
Deferred income taxes	—	10,157
Long-term debt	230,273	215,519
Other liabilities	815	1,405
Shareholders' equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares authorized; 29,221,374 and 29,006,706 shares issued and outstanding in 2002 and 2001, respectively	292	290
Additional paid-in capital	361,941	359,007
Accumulated (deficit) earnings	(55,246)	68,484
Accumulated comprehensive income (loss)	586	(3,810)

Total shareholders' equity	307,573	423,971

Total liabilities and shareholders' equity	$606,818	$755,519

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Net sales	$298,885	$449,251	$376,113
Cost of sales	183,042	260,148	219,578

Gross profit	115,843	189,103	156,535
Costs and expenses:
Selling, general and administrative expense	75,899	82,426	75,642
Research and development expense	53,889	59,722	51,239
Amortization expense	13,323	9,469	3,736
Merger and restructuring expenses	11,248	3,046	14,206
Asset impairment charges	99,663	3,418	3,722
Write-off of purchased in-process technology	—	8,200	—
Other (income) expense, net	(284)	2,497	852

	253,738	168,778	149,397

Operating (loss) income	(137,895)	20,325	7,138
Interest expense	10,535	2,427	2,374
Interest income	(4,533)	(3,004)	(3,681)

(Loss) income from continuing operations before income taxes	(143,897)	20,902	8,445
Income tax (benefit) provision	(20,513)	6,020	5,780

(Loss) income from continuing operations	(123,384)	14,882	2,665
Discontinued operations:
Loss from operations, net of taxes	—	(2,450)	(2,163)
Loss on disposal, net of taxes	(346)	(2,123)	—

Loss from discontinued operations, net of taxes	(346)	(4,573)	(2,163)
Cumulative effect of change in accounting principle, net of taxes	—	—	(18,382)

Net (loss) income	$(123,730)	$10,309	$(17,880)

(Loss) income per common share:
(Loss) income per common share from continuing operations	$(4.24)	$0.57	$0.11
Loss from discontinued operations	(0.01)	(0.17)	(0.09)
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.77)

Net (loss) income per common share	$(4.25)	$0.40	$(0.75)

Diluted (loss) income per common share from continuing operations	$(4.24)	$0.56	$0.11
Loss from discontinued operations	(0.01)	(0.17)	(0.09)
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.73)

Diluted net (loss) income per common share	$(4.25)	$0.39	$(0.71)

Pro forma amounts assuming retroactive effect of change in accounting principle:
Net income	—	—	$502
Net income per common share	—	—	$0.02
Diluted net income per common share	—	—	$0.02
Weighted average shares outstanding	29,096	25,937	23,805
Diluted weighted average shares outstanding	29,096	26,355	25,128

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Unamortized Deferred Compensation	Accumulated Comprehensive (Loss) Income		Comprehensive (Loss) Income
	Shares	Amount					Total
Balance at December 31, 1999	21,279,565	$213	$149,446	$75,276	$(135)	$(856)	$223,944	$20,796

Exercise of stock options and stock issuances under stock purchase plan	1,762,654	18	31,256	—	—	—	31,274	—
Stock option income tax benefit	—	—	28,988	—	—	—	28,988	—
Stock issued in connection with the Monarch merger	282,224	3	—	234	—	—	237	—
Adjustment to reflect change in year- end for CVC	1,338,208	13	16,938	545	—	—	17,496	—
Translation adjustment	—	—	—	—	—	(1,279)	(1,279)	(1,279)
Unrealized gain on available -for -sale securities	—	—	—	—	—	16	16	16
Deferred compensation	—	—	—	—	112	—	112	—
Net loss	—	—	—	(17,880)	—	—	(17,880)	(17,880)

Balance at December 31, 2000	24,662,651	247	226,628	58,175	(23)	(2,119)	282,908	$(19,143)

Exercise of stock options and stock issuances under stock purchase plan	460,595	4	5,960	—	—	—	5,964	—
Stock option income tax benefit	—	—	6,195	—	—	—	6,195	—
Stock issued in connection with the Applied Epi acquisition	3,883,460	39	120,224	—	—	—	120,263
Translation adjustment	—	—	—	—	—	(1,621)	(1,621)	(1,621)
Unrealized loss on available -for -sale securities	—	—	—	—	—	(2)	(2)	(2)
Minimum pension liability, net of tax effect	—	—	—	—	—	(68)	(68)	(68)
Deferred compensation	—	—	—	—	23	—	23	—
Net income	—	—	—	10,309	—	—	10,309	10,309

Balance at December 31, 2001	29,006,706	290	359,007	68,484	—	(3,810)	423,971	8,618

Exercise of stock options and stock issuances under stock purchase plan	214,668	2	1,761	—	—	—	1,763	—
Stock option income tax benefit	—	—	1,173	—	—	—	1,173	—
Translation adjustment	—	—	—	—	—	4,493	4,493	4,493
Minimum pension liability, net of tax effect	—	—	—	—	—	(97)	(97)	(97)
Net loss	—	—	—	(123,730)	—	—	(123,730)	(123,730)

Balance at December 31, 2002	29,221,374	$292	$361,941	$(55,246)	$—	$586	$307,573	$(119,334)

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities
Net (loss) income	$(123,730)	$10,309	$(17,880)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash merger and restructuring expenses	114,664	16,965	19,044
Depreciation and amortization	27,929	22,654	15,473
Deferred income taxes	(22,643)	(13,406)	(22,036)
Stock option income tax benefit	1,173	6,195	28,988
Loss on disposal of discontinued operations	346	2,123	—
Write-off of purchased in-process technology	—	8,200	—
Cumulative effect of change in accounting principle	—	—	18,382
Other	613	481	(47)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	24,990	18,748	(26,219)
Inventories	3,553	(9,083)	(24,952)
Accounts payable	(6,960)	(14,972)	7,439
Accrued expenses, deferred profit and other current liabilities	(28,081)	(21,224)	9,785
Recoverable income taxes	—	629	(4,100)
Other, net	5,989	(5,876)	5,790
Operating activities three months ended 12/31/99—CVC	—	—	638

Net cash (used in) provided by operating activities	(2,157)	21,743	10,305

Investing activities
Capital expenditures	(8,644)	(19,180)	(17,803)
Proceeds from sale of property, plant and equipment	1,790	—	497
Proceeds from sale of businesses	3,750	—	3,000
Payments for net assets of businesses acquired	—	(59,557)	(13,835)
Purchases of available-for-sale securities	—	(284,685)	(436,013)
Sale of available-for-sale securities	—	67,946	110,453
Maturities of available-for-sale securities	—	243,634	349,578
Purchase of long-term investments	(2,585)	(23,519)	—
Maturities of long-term investments	8,621	—	—
Investing activities three months ended 12/31/99—CVC	—	—	(528)

Net cash provided by (used in) investing activities	2,932	(75,361)	(4,651)

Financing activities
Proceeds from stock issuances	1,763	5,964	31,274
Net proceeds from borrowings under lines of credit	—	25,000	—
Proceeds from long-term debt	20,000	200,000	—
Repayments of long-term debt and borrowings under lines of credit	(8,478)	(33,662)	(9,318)
Payments for debt issuance costs	(1,279)	(6,000)	—
Other	—	(68)	—
Financing activities three months ended 12/31/99—CVC	—	—	3,627

Net cash provided by financing activities	12,006	191,234	25,583

Effect of exchange rate changes on cash and cash equivalents	(1,640)	2,119	2,331

Net increase in cash and cash equivalents	11,141	139,735	33,568

Cash and cash equivalents at beginning of year	203,154	63,419	29,851

Cash and cash equivalents at end of year	$214,295	$203,154	$63,419

See accompanying notes.

Veeco Instruments Inc.

Notes to Consolidated Financial Statements

December 31, 2002

1.    Description of Business and Significant Accounting Policies

Business

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco", the "Company" or "we") designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor and telecommunications/wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, fiber optic networks, digital cameras, wireless phones, TV set-top boxes and personal digital assistants. Veeco's products are also enabling advancements in the growing field of nanoscience and other areas of scientific and industrial research.

        Veeco's process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (TFMHs) for the data storage industry, semiconductor deposition of mask reticles, and telecommunications/wireless devices. Veeco's metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco's metrology solutions are also used by many universities, scientific laboratories and industrial applications.

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

        For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At December 31, 2002 and 2001, $1.4 million and $3.3 million, respectively, are recorded in accounts receivable and deferred profit pertaining to customer retentions. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At December 31, 2002 and 2001, $4.6 million and $11.2 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been fully deferred.

        Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

        The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect the Company's warranty liability include historical and anticipated rates of warranty claims and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

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

Cash Flows

        The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Interest paid during 2002, 2001 and 2000 was approximately $11.5 million, $2.1 million and $2.3 million, respectively. Income taxes paid in 2002, 2001 and 2000 were approximately $7.1 million, $4.9 million and $6.7 million, respectively.

        In connection with the acquisition of Applied Epi, Inc. ("Applied Epi") in 2001, the Company issued shares of Common Stock with a fair market value of $101.0 million and assumed stock options and warrants with a fair market value of $19.2 million, each of which are non-cash items and are excluded from the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2001.

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

Depreciable Assets

        Depreciation and amortization are generally computed by the straight-line method and are charged against income over the estimated useful lives of depreciable assets.

Long-Lived Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. See Note 7, Restructuring Charges for discussion of the impact of the current year charge recorded under SFAS No. 144.

        Intangible assets consist of customer related intangible assets, purchased technology, patents, trademarks, covenants not-to-compete, software licenses and deferred finance costs. Intangible assets are amortized over periods ranging from 1 year to 17 years using the straight-line method. The estimated aggregate amortization expense for intangible assets with definite lives for each of the five succeeding fiscal years is as follows (in thousands):

2003	$12,653
2004	10,857
2005	10,573
2006	9,722
2007	6,520

        The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. During 2002, 2001 and 2000, approximately $5.3 million, $3.4 million and $3.7 million, respectively, of impairment charges relating to property, plant and equipment and other long-lived assets were recorded (see Notes 2 and 7).

Derivative Financial Instruments

        During 2001, the Company began using derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, the Company's operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts. The Company does not use derivative financial instruments for trading or speculative purposes. The Company's forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings. The aggregate foreign currency exchange gain (loss) included in determining consolidated results of operations was approximately $0.1 million, ($1.9) million and ($0.8) million in 2002, 2001, and 2000, respectively. In 2002 and 2001, the foreign currency exchange gain (loss) is net of approximately ($1.0) million and $0.4 million of realized hedging (losses) gains, respectively, which were recorded and included in other (income) expense, net. As of December 31, 2002, approximately $0.3 million of losses related to forward contracts are included in accrued expenses and have been subsequently paid in January 2003. As of December 31, 2002 and 2001, there were no open forward contracts.

Goodwill

        The Company first implemented SFAS No. 142, Goodwill and Other Intangible Assets in 2001, with the acquisitions of TM and Applied Epi (see Note 2) and fully implemented SFAS No. 142 on January 1, 2002. The intangible assets that are classified as goodwill and those with indefinite lives are no longer amortized under the provisions of this standard. Intangible assets with definite lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and indefinite lived intangible assets at least annually. The Company's policy is to perform this annual impairment test in the fourth quarter of each fiscal year.

        The Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets in the first quarter of 2002. The Company has reviewed its business and determined that four reporting units should be reviewed for impairment in accordance with the standard. The four reporting units are New York Equipment and Telecommunications Equipment, which comprise the process equipment operating segment, and Atomic Force Microscope ("AFM") and Optical, which comprise the metrology operating segment. Based upon the judgment of management, it was determined that there was no impairment to goodwill or intangibles assets with indefinite lives as of January 1, 2002.

        During the fourth quarter of 2002, in accordance with SFAS No. 142, management evaluated whether any events and circumstances exist that would require goodwill of a reporting unit to be reviewed for impairment. Management determined that due to the continued weakness in the telecommunications industry and the uncertainty of the timing and speed of recovery, impairment indicators were present. In accordance with SFAS No. 142, if impairment indicators are present, the fair value of the reporting unit must be determined. Based upon the judgment of management, goodwill arising from the Applied Epi acquisition, which took place in September 2001 and is part of the process equipment operating segment, was deemed significantly impaired. As a result, the Company recorded an impairment charge of $94.4 million and has written down goodwill related to the telecommunications equipment reporting unit to approximately $7.5 million as of December 31, 2002. The impairment to goodwill is included in asset impairment charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002. The fair value of the telecommunications equipment reporting unit was determined by using the income approach, which involves estimating discounted after tax cashflows.

        Net income (loss) for the year ended December 31, 2001 and December 31, 2000, includes approximately $1.5 million and $0.7 million, respectively, of goodwill amortization expense. Excluding this amount would have resulted in both net income per common share and diluted net income per common share of $0.45 for the year ended December 31, 2001 and net loss per common share of $(0.72) and diluted net loss per common share of $(0.69) for the year ended December 31, 2000.

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

Advertising Expense

        The cost of advertising is expensed as of the first showing. The Company incurred $3.7 million, $5.6 million and $4.9 million in advertising costs during 2002, 2001 and 2000, respectively.

Stock Based Compensation

        At December 31, 2002, the Company has four fixed stock option plans, which are described more fully in Note 5. In addition, the Company assumed certain stock option plans and agreements in connection with various acquisitions, as discussed in Note 5. The Company accounts for these stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(123,730)	$10,309	$(17,880)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	27,845	18,692	12,666

Pro forma net loss	$(151,575)	$(8,383)	$(30,546)

(Loss) income per share:
Net (loss) income per common share, as reported	$(4.25)	$0.40	$(0.75)
Net loss per common share, pro forma	$(5.21)	$(0.32)	$(1.28)
Diluted net (loss) income per common share, as reported	$(4.25)	$0.39	$(0.71)
Diluted net loss per common share, pro forma	$(5.21)	$(0.32)	$(1.28)

        During December 2002, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The adoption of this standard did not impact the Company's consolidated financial position or results of operations.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities. The carrying amount of the Company's long-term investments approximate fair value at December 31, 2002.

        The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of securities. The carrying amount of the Company's debt at December 31, 2002 and 2001 approximates its fair value.

Income (Loss) Per Share

        Income (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 254,000 common equivalent shares for the year ended December 31, 2002 was antidilutive, therefore diluted earnings per share is not presented for such period.

        The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	2002	2001	2000
Weighted average shares outstanding	29,096	25,937	23,805
Dilutive effect of stock options and warrants	—	418	1,323

Diluted weighted average shares outstanding	29,096	26,355	25,128

        The assumed conversion of subordinated convertible debentures into approximately 5.7 million common equivalent shares is antidilutive for 2002 and 2001 and therefore not included in the above diluted weighted average shares outstanding.

Other Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB') issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30. The provisions of Statement 145 related to the rescission of Statement 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Certain provisions of SFAS No. 145 related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002. Early application of all the provisions of this Statement is encouraged. As such, the Company adopted SFAS No. 145 in December 2002. The adoption of this Statement did not have a significant impact on the Company's consolidated financial position or results of operations.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." Statement 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company has not yet determined what the effect of the adoption of SFAS No. 146 will be on the consolidated financial position or results of operations of the Company.

Reclassifications

        Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.    Business Combinations and Basis of Presentation

Applied Epi, Inc.

        On September 17, 2001, a wholly owned subsidiary of the Company merged with and into Applied Epi, of St. Paul, Minnesota. As a result of the merger, Applied Epi became a subsidiary of the Company. Applied Epi provides molecular beam epitaxy ("MBE") equipment used in manufacturing high-speed compound semiconductor devices for telecommunications, optoelectronic and wireless markets and is now part of the Company's process equipment segment. Applied Epi, founded in 1986, was a privately held company. Under the merger agreement, the stockholders of Applied Epi received an aggregate of 3,883,460 shares of Veeco common stock and $29.8 million in cash. In addition, the Company incurred acquisition costs and exchanged options and warrants of Applied Epi for options and warrants to purchase 1,021,248 shares of the Company's common stock. The exchanged options and warrants were recorded at fair market value using the Black-Scholes option-pricing model. The merger consideration is computed as follows (in thousands):

Fair market value of shares issued	$101,040
Cash payment	29,800
Fair market of stock options/warrants assumed	19,223
Transaction costs	2,905

Total purchase price	$152,968

The merger was accounted for using the purchase method of accounting. The results of operations for Applied Epi since the date of acquisition are included in the accompanying Consolidated Statements of Operations. The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as follows (in thousands):

Accounts receivable	$12,389
Inventories	11,966
Other current assets	4,079
Property, plant and equipment	12,812
Goodwill	101,891
Amortizable intangible assets	48,500
In-process technology	7,000
Other non-current assets	675

Total assets	199,312

Accounts payable	2,139
Other current liabilities	10,582
Deferred income taxes	22,663
Long-term debt	10,960

Total liabilities	46,344

Total purchase price	$152,968

        The purchase price was allocated to intangible assets as follows: approximately $101.9 million to goodwill, which is non-amortizable under SFAS No. 142 and is not deductible for income tax purposes; $41.0 million to core technology, amortizable over approximately six years; $1.0 million to non-compete agreements, amortizable over three years; $4.5 million to customer related intangibles, amortizable over six months to five years and $2.0 million to trademarks and trade names, amortizable over ten years. During the fourth quarter of 2002, the Company recorded an impairment charge of $94.4 million and has written down goodwill related to its telecommunications equipment reporting unit, which comprises Applied Epi, to approximately $7.5 million as of December 31, 2002, in accordance with SFAS No. 142. The purchased in-process technology, which totaled $7.0 million, included the value of products in the development stage, which had not reached technological feasibility and for which there were no alternative future uses. Accordingly, this amount was expensed at the acquisition date. Applied Epi's in-process technology value was comprised of programs related to research systems, production systems, performance products and metal organic chemical vapor deposition (MOCVD) systems that were approximately 40%, 40%, 50% and 25% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects' stage of completion. The rate used to discount net cash flows to their present value was 25%. As of December 31, 2002, programs related to both research and performance products are 100% complete. As of December 31, 2002, programs related to production systems are 59% complete; one program has been cancelled and one program has been postponed due to current market and business conditions. Due to the current market and business conditions and as a result of the Company's reorganization in the process equipment segment (see Note 7), MOCVD system programs have been abandoned by the Company.

        The following table represents the unaudited pro forma results of Veeco and Applied Epi, as if the combination had been consummated as of January 1, 2000:

	Year Ended December 31,
	2001	2000
	(In thousands, except per share amounts)
Revenue	$482,451	$393,657
Income (loss) from continuing operations	24,447	(26,089)
Net income (loss)	19,874	(46,634)
Income (loss) per common share from continuing operations	$0.82	$(0.91)
Net income (loss) per common share	$0.67	$(1.62)
Diluted income (loss) per common share from continuing operations	$0.80	$(0.91)
Diluted net income (loss) per common share	$0.65	$(1.62)

        The pro forma results of operations for Applied Epi for the years ended December 31, 2001 and 2000 include charges of $1.1 million and $20.9 million, respectively, related to stock based compensation expense. The pro forma results of operations for the year ended December 31, 2000 include a $7.0 million charge related to the write-off of purchased in-process technology.

ThermoMicroscopes Corp.

        On July 16, 2001, the Company acquired ThermoMicroscopes Corp. ("TM"), formerly a subsidiary of Thermo Electron Corporation, based in Sunnyvale, California, for cash. TM is a manufacturer of atomic force microscopes, scanning probe microscopes, near field optical microscopes and probes. The acquisition was accounted for using the purchase method of accounting. The results of operations for TM for the period from July 16, 2001 through December 31, 2001 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for years ended December 31, 2001 and 2000 and therefore no pro forma financial information has been provided.

        In connection with the TM acquisition, approximately $1.2 million of the purchase price was allocated to in-process technology projects for projects that had not reached technological feasibility and had no alternative future uses and thus, this amount was expensed as of the date of acquisition. On the date of acquisition, the majority of TM's in-process technology value was comprised of the Fanou project (which included the Aurora III product), which was approximately 90% complete, with the remainder completed in the first quarter of 2002. The value assigned to purchased in-process technology was determined by using the income approach and the rate used to discount net cash flows to their present value was 28%. The actual results of the Fanou project did not differ materially from the underlying assumptions used by the Company.

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

        During June 2000, the Company implemented a reorganization plan in an effort to integrate CVC into the Company, consolidate duplicate manufacturing facilities and reduce other operating costs. In connection therewith, Veeco recorded a $33.0 million charge to earnings during the year ended December 31, 2000, which affected the process equipment segment of Veeco. Similar to Veeco, CVC provided manufacturing equipment used in the production of evolving tape and disk drive recording head fabrication, optical active components, MRAM, and specialty semiconductor applications. The benefits of the merger and of the actions taken which resulted in restructuring charges were to reduce operating costs of Veeco and CVC after the consummation of the merger. The benefits of these actions were realized immediately, as Veeco experienced cost savings in the process equipment segment of the Company's operations. Of these charges, $15.3 million related to a non-cash write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-down of long-lived assets. The $4.8 million charge for duplicate facility and personnel costs principally related to the closing of CVC's Virginia facilities and an approximate 200-person work force reduction, which included both management and manufacturing employees principally located in Alexandria, Virginia, and Rochester and Plainview, New York. Veeco determined that, following the merger, the operations previously conducted by CVC in the Virginia facilities could be conducted more efficiently in existing Veeco facilities. This determination led to the closing of the Virginia facilities and the rationalization of personnel. The accrual of $14.0 million for merger and reorganization costs was expended as of December 31, 2000, which represented $9.4 million for transaction costs, $3.5 million for termination benefits paid and $1.1 million for duplicate facility costs. The write-down of long-lived assets to estimated fair value related primarily to leasehold improvements, machinery and equipment and intangible assets for CVC's Virginia facilities. As a result of closing CVC's Virginia facilities and disposing of the duplicate ion beam etch and deposition product lines, goodwill and other intangibles were impaired, as well as machinery, equipment, furniture and fixtures and leasehold improvements which were deemed to have no future use. In addition, the $15.3 million non-cash write-off of inventory principally related to CVC's Virginia facilities' product line of ion beam etch and deposition equipment. The Company has integrated this product line into Veeco's existing ion beam etch and deposition products and has determined that a portion of this product line's inventory is not useable.

        Prior to the merger, CVC's fiscal year end was September 30. CVC's operating results for the three months ended December 31, 1999 is not reflected in Veeco's 1999 or 2000 operating results. The following describes the adjustment to retained earnings in 2000 from changing the fiscal year end of CVC effective January 1, 2000 (in thousands):

Revenues from October 1, 1999 to December 31, 1999	$25,216
Expenses from October 1, 1999 to December 31, 1999	24,671

Net income adjustment to Veeco retained earnings at January 1, 2000	$545

Atomic Force Microscope Assets

        On March 23, 2000, the Company purchased certain atomic force microscope assets from International Business Machines Corporation. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the accompanying Consolidated Statements of Operations from the date of acquisition. Results of operations prior to the acquisition are not material to the Consolidated Statement of Operations for the year ended December 31, 2000.

Slider Level Crown Product Line

        On February 11, 2000, Veeco entered into a strategic alliance with Seagate Technology, Inc. ("Seagate") under which Veeco assumed production responsibility for Seagate's internal Slider Level Crown ("SLC") product line and acquired rights to commercialize such products for sale to third parties. The acquisition was accounted for using the purchase method of accounting. Results of operations are included in the accompanying Consolidated Statements of Operations from the date of acquisition. Results of operations prior to the acquisition are not material to the Consolidated Statement of Operations for the year ended December 31, 2000.

        In connection with the restructuring in 2001 (see Note 7), the Company decided to phase out the SLC product line and, thus, approximately $2.5 million of intangible assets, principally relating to goodwill that was previously allocated to this line of business, were written-off. This product line generated revenues of approximately $4.6 million and $18.2 million in the years ended December 31, 2001 and 2000, respectively.

Monarch Labs, Inc.

        On January 31, 2000, Monarch Labs, Inc. ("Monarch"), a developer and manufacturer of automated quasi-static test systems for the data storage industry, merged with a subsidiary of Veeco.

Monarch was a privately-held company located in Longmont, Colorado. Under the terms of the merger, Monarch shareholders received 282,224 shares of Veeco Common Stock. The merger was accounted for as a pooling of interests transaction. However, since Monarch's historical results of operations and financial position are not material in relation to those of Veeco, financial information prior to the merger is not restated and $3,000 and $234,000 have been included as an adjustment to common stock and additional paid-in capital, respectively, during the year ended December 31, 2000.

3.    Balance Sheet Information (in thousands):

	December 31,
	2002	2001
Inventories:
Raw materials	$50,312	$59,065
Work in process	23,363	26,068
Finished goods	12,575	16,970

	$86,250	$102,103

	December 31,
			Estimated Useful Lives
	2002	2001
Property, plant and equipment:
Land	$8,274	$9,196
Buildings and improvements	34,080	43,012	10-40 years
Machinery and equipment	67,219	76,717	3-10 years
Leasehold improvements	3,177	4,448	3-7 years

	112,750	133,373
Less accumulated depreciation and amortization	56,878	54,826

	$55,872	$78,547

	December 31,
	2002	2001
Accrued expenses:
Payroll and related benefits	$11,965	$14,845
Sales, use and other taxes	10,024	13,837
Customer deposits and advanced billings	5,063	8,807
Installation and warranty	4,481	8,337
Other	13,460	12,244

	$44,993	$58,070

Investments

        Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. During the year ended December 31, 2001, available-for-sale securities with fair values at the date of sale of approximately $67.9 million were sold.

        In connection with the subordinated notes offering in December 2001 and the exercise of the over allotment option in January 2002 (see Note 4), the Company purchased approximately $25.9 million of U.S. government securities, which have been pledged to the trustee under the indenture, as security for the exclusive benefit of the holders of the notes. These securities represent restricted investments and will be sufficient to provide for the payment in full of the first six scheduled interest payments due on the notes, of which two payments of $4.5 million were made on June 21, 2002 and December 21, 2002. These investments are classified as held to maturity and have a balance of $17.5 million as of December 31, 2002. The amounts of these long-term investments are carried at amortized cost at December 31, 2002.

4.    Debt

Credit Facilities

        On April 19, 2001, the Company entered into a $100.0 million revolving credit facility (the "Facility"). The Facility's interest rate is a floating rate based on the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flows exceeds a defined amount. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.

        The Company is also required to satisfy certain financial tests and the accounts receivable of the Company and material domestic subsidiaries are pledged to secure the Company's obligations under the Facility. In connection with a recent amendment of this facility, certain financial covenants were amended to allow for the fourth quarter 2002 restructuring charges as well as certain definitions were amended. As of December 31, 2002, and for all prior periods, the Company was in compliance with the covenants set forth in the Facility.

        As of December 31, 2002 and 2001, no borrowings were outstanding under the Facility and as of December 31, 2002 and 2001, the Company was contingently liable for letters of credit of approximately $3.3 million and $4.0 million, respectively, issued under the Facility.

Long-term Debt

        Long-term debt is summarized as follows (in thousands):

	December 31,
	2002	2001
Subordinated debt	$220,000	$200,000
Mortgage notes payable	10,447	14,513
Term loan payable	—	4,390
Other	138	160

	230,585	219,063
Less current portion	312	3,544

	$230,273	$215,519

Subordinated Debt

        In December 2001, the Company issued $200.0 million of 4.125% convertible subordinated notes. On January 3, 2002, the Company issued an additional $20.0 million of subordinated notes pursuant to the exercise of an over-allotment option. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. Interest payments commenced on June 21, 2002 (see Note 3). The notes will mature on December 21, 2008. After the third anniversary of the issuance, the notes may be redeemed at the option of the Company, at the redemption prices set forth in the indenture.

Mortgage Notes Payable

        Long-term debt at December 31, 2002 also consists of two mortgage notes payable, secured by certain land and buildings with carrying amounts aggregating approximately $23.3 million at December 31, 2002. One mortgage note payable ($6.3 million at December 31, 2002) bears interest at a rate of 7.75% through December 2002, at which time the interest rate will change each year based on an average treasury yield plus 1.75%. This note is being amortized over a period of 25 years with the final payment due on December 1, 2007. The second mortgage note payable ($4.2 million at December 31, 2002) bears interest at a rate of 7.91%, with the final payment due on January 1, 2020. A third mortgage was paid off on December 30, 2002, in connection with the reorganization of the process equipment segment of the business (see Note 7). A fourth mortgage was paid off on October 14, 2002.

Term Loan Payable

        In April 1998, CVC borrowed $8.0 million from a commercial bank. The seven-year term loan required monthly payments of principal and interest at 8.39% until April 2005. The obligation was secured by substantially all of the assets of CVC. As of December 31, 2001, $4.4 million was outstanding under this loan. On December 30, 2002, the term loan was paid off in connection with the reorganization of the process equipment segment of the business and, thus, a prepayment penalty of $0.3 million was required to be paid by the Company (see Note 7).

Long-term debt matures as follows (in thousands):
2003	$312
2004	337
2005	354
2006	376
2007	5,599
Thereafter	223,607

230,585
Less current portion	312

$230,273

5.    Stock Compensation Plans and Shareholders' Equity

Fixed Option Plans

        The Company has four fixed option plans. The Veeco Instruments Inc. 2000 Stock Option Plan (the "2000 Plan") was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan, as amended, provides for the grant to officers and key employees of up to 4,400,000 options (909,435 options available for future grants as of December 31, 2002) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the 2000 Plan become exercisable over a three-year period following the grant date and expire after seven years. In addition, the 2000 Plan provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. The Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees (the "Non-Officer Plan") was approved by the Board of Directors in October 2000. The Non-Officer Plan provides for the grant to non-officer employees of up to 670,000 options (139,686 options available for future grants as of December 31, 2002) to purchase shares of Common Stock of the Company. Stock options granted pursuant to the Non-Officer Plan become exercisable over a three-year period following the grant date and expire after seven years. The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "1992 Plan") provides for the grant to officers and key employees of options to purchase shares of Common Stock of the Company. Stock options granted pursuant to the Stock Option Plan become exercisable over a three-year period following the grant date and expire after ten years. The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, (as amended, the "Directors' Option Plan"), provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. Such options are exercisable immediately and expire after ten years. Both the 1992 Plan and the Directors' Option Plan have been replaced by the 2000 Plan and thus there are no options available for future grant as of December 31, 2002 under either plan.

        In addition to the four fixed plans, the Company assumed certain stock option plans and agreements, in connection with the merger with Applied Epi. The stock option plans do not have options available for future grants, expire after ten years from the date of grant and two of the plans vest over three years and one of the plans calls for immediate vesting. As of December 31, 2002, there are 387,514 options outstanding under the various Applied Epi plans. In addition, Veeco assumed certain warrants related to Applied Epi, which were in effect prior to the merger with Veeco. These warrants are fully vested, have no expiration date and have an exercise price of $29.35 per share. At December 31, 2002, there are 211,603 warrants outstanding. In May 2000, the Company assumed certain stock option plans and agreements related to CVC and Commonwealth Scientific Corporation, a subsidiary of CVC, which plans and agreements were in effect prior to the merger with Veeco. These plans do not have options available for future grants, generally vest over a three-to-five year period and expire after five to ten years from the date of grant. As of December 31, 2002, there are 82,867 options outstanding under the various CVC and Commonwealth Scientific Corporation plans.

        The fair values of the options issued under the plans at the date of grant were estimated with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 3.7%, 4.2%, and 6.4%, respectively, no dividend yield, volatility factor of the expected market price of the Company's Common Stock of 78%, 80% and 80%, respectively, and a weighted-average expected life of the options of four years.

        A summary of the Company's stock option plans as of and for the years ended December 31, 2000, 2001, and 2002, is presented below:

	2000		2001		2002
	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	3,065	$21.87	3,063	$36.18	4,867	$33.85
Granted	1,642	46.66	1,702	34.67	1,658	22.03
Assumed in acquisition	—	—	810	16.17	—	—
Exercised	(1,397)	18.62	(404)	10.52	(137)	7.21
Forfeited	(247)	32.10	(304)	45.84	(575)	36.64

Outstanding at end of year	3,063	$36.18	4,867	$33.85	5,813	$30.83

Options exercisable at year-end	809	$27.09	2,021	$29.33	2,952	$32.85
Weighted-average fair value of options granted during the year		$29.36		$17.59		$13.14

        The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range Of Exercise price	Number Outstanding at December 31, 2002 (000's)		Weighted- Average Exercise Price	Number Outstanding at December 31, 2002 (000's)	Weighted- Average Exercise Price
$0.27	186	8.0	$0.27	186	$0.27
4.50- 6.07	67	7.0	5.98	57	5.96
8.59-12.69	47	5.3	10.40	21	9.70
12.89-18.05	101	5.5	14.10	43	14.16
21.00-31.00	2,652	6.1	24.36	1,097	27.57
31.74-47.29	2,361	5.1	38.19	1,249	39.41
48.13-72.00	385	6.3	54.53	290	53.77
74.06-97.88	14	7.6	78.08	9	78.08

	5,813	5.8	$30.83	2,952	$32.85

Employee Stock Purchase Plan

        Under the Veeco Instruments Inc. Amended and Restated Employee Stock Purchase Plan (the "ESP Plan"), the Company is authorized to issue up to 250,000 shares of Common Stock to its full-time domestic employees, nearly all of whom are eligible to participate. Under the terms of the ESP Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the ESP Plan, the Company issued 78,017 shares, 57,001 shares and 25,793 shares to employees in 2002, 2001 and 2000, respectively. The fair value of the employees' purchase rights was estimated using the following assumptions for 2002, 2001 and 2000, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 74%, 80% and 80%; and risk-free interest rates of 2.2%, 5.0%, and 6.0%.

        The weighted-average fair value of those purchase rights granted in 2002, 2001 and 2000 was $15.09, $16.81 and $21.30, respectively.

Shares Reserved for Future Issuance

        As of December 31, 2002, the Company has reserved the following shares for future issuance related to:

Issuance upon exercise of stock options	6,861,779
Issuance upon conversion of subordinated debt	5,712,802
Issuance upon exercise of warrants	211,603
Issuance of shares pursuant to the ESP Plan	138

Total shares reserved	12,786,322

Preferred Stock

        The Board of Directors has authority under the Company's Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

6.    Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Inventory valuation	$9,346	$9,370
Domestic net operating loss carryforwards	33,404	17,486
Tax credit carryforwards	15,266	10,605
Foreign net operating loss carryforwards	693	168
Warranty and installation	1,662	2,899
Other accruals	16,325	12,059
Deferred profit	2,304	5,751
Other	3,776	4,961

Total deferred tax assets	82,776	63,299
Valuation allowance	(3,104)	(2,419)

Net deferred tax assets	79,672	60,880

Deferred tax liabilities:
Tax over book depreciation	975	1,843
Purchased intangible assets	16,504	20,419
DISC termination	1,747	1,934
Other	9	9

Total deferred tax liabilities	19,235	24,205

Net deferred taxes	$60,437	$36,675

        For financial reporting purposes, (loss) income from continuing operations before income taxes consists of (in thousands):

	Year ended December 31,
	2002	2001	2000
Domestic	$(155,766)	$5,158	$1,482
Foreign	11,869	15,744	6,963

	$(143,897)	$20,902	$8,445

        Significant components of the (benefit) provision for income taxes from continuing operations are presented below (in thousands):

	Year ended December 31,
	2002	2001	2000
Current:
Federal	$(1,283)	$4,337	$7,190
Foreign	2,543	7,535	2,590
State	67	1,463	2,681

	1,327	13,335	12,461
Deferred:
Federal	(21,046)	(5,091)	(6,092)
Foreign	2,551	(1,964)	268
State	(3,345)	(260)	(857)

	(21,840)	(7,315)	(6,681)

	$(20,513)	$6,020	$5,780

        The following is a reconciliation of the income tax (benefit) expense from continuing operations computed using the Federal statutory rate to the Company's actual income tax expense from continuing operations (in thousands):

	Year ended December 31,
	2002	2001	2000
(Benefit) tax at U.S. statutory rates	$(50,363)	$7,316	$2,956
State income (benefit) taxes (net of federal benefit)	(3,301)	1,003	890
Goodwill impairment	33,038	—	—
Goodwill amortization	—	414	144
Nondeductible merger expenses	—	—	3,623
Other nondeductible expenses	210	153	243
In-process purchased technology	—	2,870	—
Research and development tax credit	(1,211)	(2,602)	(1,437)
Benefit of extra territorial income exclusion	(473)	—	—
Benefit of foreign sales corporation	—	(3,342)	(845)
Net change in valuation allowance	685	1,917	—
Foreign tax rate differential	2,039	(1,709)	291
Other	(1,137)	—	(85)

	$(20,513)	$6,020	$5,780

        The Company has domestic net operating loss carryforwards of approximately $81.4 million, which expire in the years 2020 and 2022.

        The Company also has credit carryforwards of approximately $15.3 million, consisting primarily of research and development credits, which expire at various times between 2017 and 2022, and foreign tax credits that expire by 2007. A valuation allowance of approximately $0.7 million and $1.9 million has been provided in 2002 and 2001, respectively, in connection with the foreign tax credit carryforward.

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

2002 Merger and Restructuring Charges

        In conjunction with the plan announced by the Company in October 2002 to reduce operating costs by $24.0 million in 2003, as a result of the continued weakness in the Company's served markets and the uncertainty of their recovery, the Company recorded merger and restructuring charges of approximately $124.0 million during the fourth quarter of 2002. The $124.0 million charge consisted of a $15.0 million inventory write-down (included in cost of sales) in the process equipment segment, due to rationalization and discontinuance of certain product lines, $2.6 million of personnel costs and business relocation, $6.4 million of merger-related expenses, $0.3 million for a prepayment penalty on early extinguishment of debt and $99.7 million in asset impairment charges, primarily in the process equipment segment. The $99.7 million in asset impairment charges included a $94.4 million write-down of goodwill, a $3.5 million impairment of two buildings and a $1.8 million impairment of other fixed assets (see Note 1).

        In light of current economic conditions, as well as the significant decline in process equipment sales, the Company implemented a plan to rationalize certain product lines, which required discontinuance or modification of several products. As a result of the significant reduction in sales volume and the rationalization of product lines, excess plant capacity existed. Part of the plan to reduce future operating costs consisted of consolidation or elimination of certain facilities resulting in the reduction of excess capacity. The plan includes closing process equipment manufacturing facilities, in Fort Collins, Colorado and in Rochester, New York. The manufacturing activities of the Rochester facility ceased as of December 31, 2002, and the manufacturing activities of the Fort Collins facility are in the process of being phased out. The manufacturing at both of these sites will be transferred to the Company's Plainview, New York facility. As a result of this reorganization the Company recorded an inventory write-down of approximately $15.0 million. In connection with these actions, certain products sold to the data storage industry were discontinued. These products include certain physical vapor deposition equipment. A portion of this product line's inventory is not useable and thus has been written-off by the Company. The $15.0 million charge also included the discontinuance or modification of certain telecommunications product lines, due to the continued decline in the telecommunications industry. This industry has seen a significant deterioration due to excess fiber optic capacity created by telephonic carriers as well as current economic conditions, which have resulted in a significant decrease in capital spending.

        The $2.6 million charge for personnel costs and business relocation includes severance costs of approximately $1.6 million and business relocation costs of approximately $1.0 million. The severance charges relate to a workforce reduction of approximately 180 employees, located in all operations of the Company. The majority of the job classifications affected were in production, purchasing, engineering, service, sales and marketing and were concentrated in the process equipment segment. Business relocation costs of $1.0 million include costs related to rental payments and/or lease termination fees on lease agreements relating to locations vacated by the Company. In addition, the business relocation costs include operating costs of the Rochester facility that has ceased manufacturing operations. These operating costs will be incurred while the building is being marketed for sale. As of

December 31, 2002, approximately $1.0 million in termination benefits has been paid and approximately $0.6 million remains accrued, which will be paid by the third quarter of 2003. As of December 31, 2002, approximately $0.1 million of business relocation costs has been paid and approximately $0.9 million remains accrued. Of the $0.9 million remaining, approximately $0.2 million is expected to be paid in the first quarter of 2003, $0.5 million is expected to be paid by the end of 2003 and approximately $0.2 million in the aggregate is anticipated to be paid monthly through the third quarter of 2005.

        On July 11, 2002, the Company entered into a merger agreement with FEI, headquartered in Hillsboro, Oregon. On January 8, 2003, the agreement was terminated. Veeco incurred approximately $6.4 million in expenses related to the proposed merger with FEI. Merger-related costs were initially accounted for as an asset, and the Company intended to allocate these direct costs to the purchase price of the acquisition. However, due to the termination of the merger agreement, these costs were written off. These costs include legal, accounting, tax, investment banking and regulatory fees and printing costs. As of December 31, 2002, $3.7 million of these costs have been paid and approximately $2.7 million remains accrued, which will be paid in the first quarter of 2003.

        In conjunction with the restructuring in the process equipment segment and the closure of two manufacturing facilities, the Company has classified the two facilities as held for sale as of December 31, 2002. In accordance with SFAS No. 144, these facilities are measured at the lower of their carrying amount or fair value less cost to sell. Accordingly, an impairment charge of $3.5 million was recorded by the Company. Fair value was determined by the Company based upon recent market data. Land, buildings and other fixed assets held for sale of approximately $10.2 million are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet at December 31, 2002. The sale of these two facilities is expected to occur by the end of 2003. Certain machinery and equipment and furniture and fixtures with a net book value of $1.8 million, the majority of which is a result of the closing of the Rochester facility, were deemed to have no future value and, thus, the Company has written off those assets and has included this charge in asset impairment charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

        As a result of the Rochester facility being available for sale, the Company paid off a term loan and mortgage related to the building. Due to the prepayment of the term loan, the Company was required to pay a penalty of approximately $0.3 million in December 2002, which is included in the merger and restructuring charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

        During the three months ended September 30, 2002, the Company incurred a restructuring charge of approximately $0.9 million related to cost reduction efforts in response to continuing poor industry conditions and the decreased level of new orders. The $0.9 million charge includes severance related costs for approximately 40 management and manufacturing employees principally located in the process equipment segment. As of December 31, 2002, approximately $0.4 million has been expended and approximately $0.5 million remains accrued, which is anticipated to be paid in the first quarter of 2003. This charge is offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan of the process equipment segment.

        During the three months ended June 30, 2002, the Company incurred a restructuring charge of approximately $1.1 million related to the reductions in work force announced in the fourth quarter of

2001 and the first quarter of 2002. The $1.1 million charge includes severance related costs for approximately 30 employees, which included both management and manufacturing employees principally located in the process equipment segment. As of December 31, 2002, approximately $0.6 million has been expended and approximately $0.5 million remains accrued, which is expected to be paid in the first quarter of 2003.

        During the three months ended March 31, 2002, the Company incurred a restructuring charge of $0.8 million related to the reduction in work force announced in the fourth quarter of 2001. This charge includes severance related costs for approximately 60 employees, which included both management and manufacturing employees located at the Company's Minnesota metrology and New York process equipment operations. As of December 31, 2002, this accrual was fully expended.

        A reconciliation of the fourth quarter 2002 liability for personnel, business relocation and merger related costs is as follows (in millions):

	Accrued Severance Costs	Accrued Business Relocation Costs	Accrued Merger Costs
Charged to accrual	$1.6	$1.0	$6.4
Cash payments through December 31, 2002	1.0	0.1	3.7

Balance as of December 31, 2002	$0.6	$0.9	$2.7

        A reconciliation of the liabilities for the restructuring charges during the first nine months of 2002 for severance related costs is as follows (in millions):

	Third Quarter 2002 Charge	Second Quarter 2002 Charge	First Quarter 2002 Charge
Charged to accrual	$0.9	$1.1	$0.8
Cash payments through December 31, 2002	0.4	0.6	0.8

Balance as of December 31, 2002	$0.5	$0.5	$0.0

2001 Restructuring Charges

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This downturn has affected Veeco's customers' ability to purchase capital equipment and was evidenced by a significant decline in the order rate for the Company's products. The $20.0 million charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million was for the write-down of long-lived assets. Of the $13.6 million write-off of inventory, approximately $9.6 million was associated with the Company's process equipment segment, which sells primarily to the telecommunications and data storage industries and approximately $4.0 million related to Veeco's metrology segment, which sells mainly to the semiconductor, research and data storage industries. During 2001, Veeco experienced a significant amount of order cancellations for products for which many of the raw materials had been purchased prior to the cancellation date due to the amount of lead-time necessary to build many of these tools. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, located in all operations of the Company. The majority of the job classifications that were eliminated included manufacturing, sales and marketing, due to the downturn in the economy. As of December 31, 2002, approximately $2.5 million of personnel and business relocation costs have been paid and approximately $0.5 million remains accrued. Of this $0.5 million liability, approximately $0.3 million relates to rental payments on a lease agreement for space the Company has vacated and will be paid over the next three years and $0.2 million relates to termination costs that will be paid in the first quarter of 2003. The write-down of long-lived assets to estimated fair value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line of approximately $2.5 million, as well as the write-down of certain machinery and equipment of approximately $0.9 million, which was deemed to have no future value.

        A reconciliation of the 2001 liability for personnel and business relocation costs is as follows (in millions):

	Accrued Severance Costs	Accrued Lease Costs
Charged to accrual	$2.6	$0.4
Cash payments through December 31, 2001	1.2	—
Cash payments through December 31, 2002	1.2	0.1

Balance as of December 31, 2002	$0.2	$0.3

Minimum Lease Commitments

        Minimum lease commitments as of December 31, 2002 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows (in thousands):

2003	$3,134
2004	2,303
2005	1,844
2006	1,717
2007	1,683
Thereafter	4,236

$14,917

        Rent charged to operations amounted to $3.9 million, $3.8 million and $3.9 million in 2002, 2001 and 2000, respectively. In addition, the Company is obligated under the leases for certain other expenses, including real estate taxes and insurance.

Royalties

        The Company has arrangements with a number of third parties to use patents in accordance with license agreements. Royalties and license fees expensed under these agreements approximated $2.2 million, $1.6 million and $0.5 million in 2002, 2001 and 2000, respectively.

Related Party Transaction

        The Company makes purchases of inventory from a company, which is owned partially by an individual who was also employed by the Company. This individual resigned from the Company effective February 10, 2003. Payments to this related company in 2002, 2001 and 2000 were approximately $4.6 million, $5.0 million and $4.1 million, respectively.

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

Litigation

        On August 15, 2001, a lawsuit was commenced in the Superior Court of California, County of Santa Clara, by Toyo Corporation ("Toyo") against ThemoMicroscopes Corp. ("TM"), the Company, Thermo Spectra Corporation and Thermo Electron Corporation. The lawsuit related to a Distribution Agreement between Toyo and TM under which Toyo had been appointed the exclusive distributor for the sale of TM products in Japan. In the lawsuit, Toyo claimed, among other things, that TM breached the Distribution Agreement and that the Company, Thermo Spectra and Thermo Electron intentionally interfered with Toyo's contractual relationship with TM, in each case, by virtue of the sale of the outstanding shares of TM to the Company, which Toyo alleges constituted an assignment of the Distribution Agreement without Toyo's consent. In February 2003, the parties agreed in principle to settle the lawsuit, with the Company and Thermo Electron each making an equal payment to Toyo. The Company adequately provided for this liability in purchase accounting for the TM acquisition and thus the settlement of this lawsuit will not have an impact on the consolidated results of operations, nor will it have a material impact on the Company's consolidated balance sheet or its cash position.

        The Company is involved in various other legal proceedings arising in the normal course of its business. Based upon the advice of counsel, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

        The Company's business depends in large part upon the capital expenditures of data storage, telecommunications/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of the Company's net sales:

	December 31,
	2002	2001	2000
Data storage	32%	31%	44%
Telecommunications/Wireless	15%	30%	23%
Semiconductor	13%	17%	14%
Research and Industrial	40%	22%	19%

        Sales to Seagate accounted for approximately 13%, 7% and 18% of the Company's net sales during the years ended December 31, 2002, 2001 and 2000, respectively. Each of the Company's segments sell to this major customer. At December 31, 2002, accounts receivable due from Seagate represented approximately 12% of aggregate accounts receivable. At December 31, 2001, accounts receivable due from IBM represented approximately 11% of aggregate accounts receivable.

        The Company manufactures and sells its products to companies in different geographic locations. In certain instances, the Company requires advanced deposits for a portion of the sales price in advance of shipment, however, the majority of the system sales do not require such advance payments. The Company does, however, perform periodic credit evaluations of its customers' financial condition and, where appropriate, requires that letters of credit be provided on foreign sales. Receivables generally are due within 30-60 days, other than customers in Japan where payment terms range from 90-150 days. The Company's net accounts receivable are concentrated in the following geographic locations (in thousands):

	December 31,
	2002	2001
United States	$24,691	$40,222
Europe	12,573	25,829
Japan	20,424	14,982
Asia Pacific	11,049	6,818
Other	40	598

	$68,777	$88,449

Discontinued Operations

        In December 2001, the Company signed a letter of intent to sell the remainder of the industrial measurement business. In January 2000, the Company sold its leak detection business, which was part of this segment. Accordingly, the Company classified the industrial measurement business as a discontinued operation at December 31, 2001. In May 2002, the Company sold the remainder of its industrial measurement business. During the year ended December 31, 2002, the Company recorded an additional loss on the disposal of the discontinued operations of $0.3 million, net of taxes of approximately $0.2 million. During the year ended 2001, the Company recorded a loss on disposal of discontinued operations of $2.1 million, which is net of income taxes of $1.5 million and includes the write-off of approximately $1.0 million of goodwill that was previously allocated to this segment. Sales for the industrial measurement business totaled $6.0 million and $10.6 million for the years ended December 31, 2001 and 2000, respectively. Loss from discontinued operations for the years ended December 31, 2001 and 2000 was $2.5 million and $2.2 million, respectively, which is net of income taxes of $1.7 million and $1.5 million, respectively. The assets sold included accounts receivable, inventories, prepaid expenses and other current assets and fixed assets, as well as certain liabilities assumed by the purchaser. The net assets held for sale of approximately $4.6 million were included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet at December 31, 2001.

8.    Foreign Operations, Geographic Area and Product Segment Information

        Revenue and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2002	2001	2000	2002	2001	2000
United States	$262,207	$407,407	$347,970	$54,171	$76,766	$58,236
Foreign Countries	143,085	176,341	95,884	1,701	1,781	1,688
Eliminations	(106,407)	(134,497)	(67,741)	—	—	—

	$298,885	$449,251	$376,113	$55,872	$78,547	$59,924

        Revenue related to the Company's operations in Japan and Asia Pacific for the years ended December 31, 2002, 2001 and 2000 are $46.8 million and $49.3 million, $80.0 million and $33.5 million, and $27.4 million and $15.9 million, respectively.

        The Company has two reportable segments: process equipment and metrology. The Company's process equipment product line includes etch and deposition systems, primarily for data storage and optical telecommunications applications. The Company's metrology product line includes AFMs, stylus profilers and optical interferometers sold primarily to customers in the data storage and semiconductor industries, as well as research and development centers and universities.

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

        The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The following represents the reportable product segments of the Company (in thousands):

	Net Sales			(Loss) income before interest, income taxes and amortization			Total Assets
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Process equipment	$146,691	$277,249	$216,283	$(17,603)	$37,781	$20,742	$183,497	$337,294	$149,847
Metrology	152,194	172,002	159,830	25,902	27,427	31,096	133,757	128,063	112,029
Unallocated corporate amount	—	—	—	(6,960)	(7,203)	(7,714)	289,564	290,162	160,649
Merger and restructuring expenses	—	—	—	(11,248)	(3,046)	(14,206)	—	—	—
Inventory write-off	—	—	—	(15,000)	(13,547)	(15,322)	—	—	—
Asset impairment charges	—	—	—	(99,663)	(3,418)	(3,722)	—	—	—
Write-off of purchased in-process technology	—	—	—	—	(8,200)	—	—	—	—

Total	$298,885	$449,251	$376,113	$(124,572)	$29,794	$10,874	$606,818	$755,519	$422,525

        The following table outlines the components of goodwill by business segment at December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
Process Equipment	$8,413	$102,808
Metrology	22,245	22,777

Total	$30,658	$125,585

Other Significant Items (in thousands):

	Year ended December 31,
	2002	2001	2000
Depreciation and amortization expense:
Process equipment	$17,878	$13,618	$8,559
Metrology	6,761	5,323	4,477
Unallocated corporate	3,290	3,713	2,437

Consolidated depreciation and amortization expense	$27,929	$22,654	$15,473

Expenditures for long-lived assets:
Process equipment	$5,165	$11,908	$11,653
Metrology	1,956	2,418	4,241
Unallocated corporate	1,523	4,854	1,909

Consolidated expenditures for long-lived assets	$8,644	$19,180	$17,803

9.    Defined Contribution Benefit Plan

        The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code. Principally all of the Company's domestic full-time employees are eligible to participate in the plan. Under the plan, employees may contribute up to a maximum of 60% of their annual wages. Employees are immediately vested in their contributions. Company contributions to the plan were $0.5 million, $2.2 million and $1.3 million in 2002, 2001 and 2000, respectively. Generally, the plan calls for vesting of Company contributions over a five-year period.

Schedule II—Valuation and Qualifying Accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2002:
Allowance for doubtful accounts	$3,350,000	$1,020,000	$—	$1,555,000	$2,815,000
Valuation allowance on net deferred tax assets	2,419,000	—	685,000	—	3,104,000

	$5,769,000	$1,020,000	$685,000	$1,555,000	$5,919,000

Deducted from asset accounts:
Year ended December 31, 2001:
Allowance for doubtful accounts	$2,067,000	$589,000	$1,000,000	$306,000	$3,350,000
Valuation allowance on net deferred tax assets	502,000	—	1,998,000	81,000	2,419,000

	$2,569,000	$589,000	$2,998,000	$387,000	$5,769,000

Deducted from asset accounts:
Year ended December 31, 2000:
Allowance for doubtful accounts	$2,354,000	$683,000	$—	$970,000	$2,067,000
Valuation allowance on net deferred tax assets	655,000	—	—	153,000	502,000

	$3,009,000	$683,000	$—	$1,123,000	$2,569,000

S-1

INDEX TO EXHIBITS

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Agreement and Plan of Merger, dated as of September 6, 2001, among Veeco Instruments Inc., Veeco Acquisition Corp., Applied Epi, Inc., the shareholders of Applied Epi, Inc. listed on the signature pages thereto and Paul E. Colombo, as Stockholders' Representative.	Current Report on Form 8-K, filed September 14, 2001, Exhibit 99.1
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
4.1
	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1
4.4	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1
10.1
	Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001, Exhibit 10.1

10.2
	Amendment and Waiver dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.1
10.3
	Consent and Second Amendment dated as of December 21, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.3
10.4
	Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.4
10.5
	Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.5
10.6
	Fifth Amendment dated as of February 5, 2003 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.7	Security Agreement dated as of March 20, 2002 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and Fleet National Bank, as administrative agent.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, Exhibit 10.3
10.8	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2
10.9	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, Exhibit 10.2
10.10	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3
10.11
	Collateral Pledge and Security Agreement among Veeco, State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.1

10.12
	Supplement No. 1 to Collateral Pledge and Security Agreement among Veeco and State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of January 3, 2002.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.3
10.13
	Registration Rights Agreement among Veeco and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC, as the initial purchasers of Veeco's 4 1/8% Convertible Subordinated Notes due 2008, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.2
10.14	Registration Rights Agreement among Veeco and the Former Applied Epi Stockholders named therein, dated as of September 17, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.4
10.15	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.16	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.17	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.18	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.19	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.20	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.21	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.22	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.23	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.24	Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan, dated October 26, 2000.	Annual Report on Form 10-K for the Year Ended December 31, 2000, Exhibit 10.18
10.25	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.26	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 11, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.1
10.27	Amendment No. 2 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 10, 2002.	Registration Statement on Form S-8 (File Number 333-88946) filed May 23, 2002, Exhibit 4.1

10.28	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.29	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.30	CVC, Inc. 1999 Non-employee Directors' Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.1
10.31	CVC, Inc. Amended and Restated 1997 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.2
10.32	Amended and Restated (1996) Stock Option Plan of CVC, Inc. (formerly, CVC Holdings, Inc.).	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.3
10.33	Form of Commonwealth Scientific Corporation Non-Qualified Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-36348) filed May 5, 2000, Exhibit 4.4
10.34	Applied Epi, Inc. 1993 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1
10.35	Applied Epi, Inc. 2000 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.2
10.36	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3
10.37	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6
10.38	Employment Agreement dated as of April 3, 2000 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.2
10.39	Employment Agreement dated as of April 3, 2000 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.40	Letter Agreement, dated December 2, 1997 between Veeco Instruments Inc. and Dr. Don R. Kania.	Annual Report on Form 10-K for the Year Ended December 31, 1997, Exhibit 10.33
10.41	Letter Agreement dated January 16, 1995 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 1994, Exhibit 10.20
21.1	Subsidiaries of the Registrant.	*
23.1	Consent of Ernst & Young LLP.	*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*
Filed herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
SAFE HARBOR STATEMENT
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Consolidated Financial Data.
  Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Veeco Instruments Inc. and Subsidiaries Index to Consolidated Financial Statements and Financial Statement Schedule
Report of Independent Auditors
Veeco Instruments Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity (Dollars in thousands)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Veeco Instruments Inc. Notes to Consolidated Financial Statements
December 31, 2002
Schedule II—Valuation and Qualifying Accounts
INDEX TO EXHIBITS