Form 10-Q
period 2003-03-31
VEECO INSTRUMENTS INC
filed 2003-05-13
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2989601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Sunnyside Boulevard Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 677-0200

Website: www.veeco.com

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

29,246,040 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on May 8, 2003.

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

•                                            changes in foreign currency exchange rates, and

•                                            The other matters discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found.  The address of our website is www.veeco.com.  We provide a link on our website, under Investors — Financial Info — SEC Filings, through which investors can access our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports.  These filings appear on our Internet website via links to the SEC site simultaneously to their filing.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$65,779	$80,149
Cost of sales	34,573	46,414
Gross profit	31,206	33,735
Costs and expenses:
Selling, general and administrative expense	17,585	19,037
Research and development expense	11,488	13,329
Amortization expense	3,142	3,747
Other (income) expense, net	(873)	49
Restructuring expense	668	837
Operating loss	(804)	(3,264)
Interest expense, net	1,767	1,486
Loss from continuing operations before income taxes	(2,571)	(4,750)
Income tax benefit	(874)	(1,598)
Loss from continuing operations	(1,697)	(3,152)
Discontinued operations:
Loss on the disposal of discontinued operations, net of taxes	—	(346)
Net loss	$(1,697)	$(3,498)
Loss per common share:
Loss per common share from continuing operations	$(0.06)	$(0.11)
Loss from discontinued operations	—	(0.01)
Net loss per common share	$(0.06)	$(0.12)
Diluted loss per common share from continuing operations	$(0.06)	$(0.11)
Loss from discontinued operations	—	(0.01)
Diluted net loss per common share	$(0.06)	$(0.12)
Weighted average shares outstanding	29,224	29,021
Diluted weighted average shares outstanding	29,224	29,021

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$208,561	$214,295
Accounts receivable, less allowance for doubtful accounts of $2,771 in 2003 and $2,815 in 2002	74,840	68,777
Inventories	88,636	86,250
Prepaid expenses and other current assets	17,187	18,392
Deferred income taxes	35,370	31,549
Total current assets	424,594	419,263
Property, plant and equipment at cost, less accumulated depreciation of $59,341 in 2003 and $56,878 in 2002	55,021	55,872
Goodwill	30,658	30,658
Purchased technology, less accumulated amortization of $17,754 in 2003 and $15,287 in 2002	36,864	39,331
Other intangible assets, less accumulated amortization of $11,890 in 2003 and $11,215 in 2002	14,006	14,425
Long-term investments	17,620	17,483
Deferred income taxes	28,078	28,888
Other assets, net	839	898
Total assets	$607,680	$606,818

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$17,867	$13,078
Accrued expenses	45,901	44,993
Deferred profit	2,082	5,966
Income taxes payable	4,873	3,808
Current portion of long-term debt	319	312
Total current liabilities	71,042	68,157
Long-term debt, net of current portion	230,187	230,273
Other non-current liabilities	871	815
Shareholders’ equity	305,580	307,573
Total liabilities and shareholders’ equity	$607,680	$606,818

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net cash (used in) provided by operating activities	$(4,633)	$1,783
Investing Activities
Capital expenditures	(1,826)	(2,078)
Proceeds from the sale of assets held for sale	1,118	—
Net purchases of long-term investments	(137)	(2,387)
Net cash used in investing activities	(845)	(4,465)
Financing Activities
Proceeds from stock issuances	45	255
Repayment of long-term debt	(79)	(449)
Proceeds from issuance of long-term debt	—	20,000
Payment for debt issuance costs	—	(1,185)
Net cash (used in) provided by financing activities	(34)	18,621
Effect of exchange rates on cash and cash equivalents	(222)	15
Net change in cash and cash equivalents	(5,734)	15,954
Cash and cash equivalents at beginning of period	214,295	203,154
Cash and cash equivalents at end of period	$208,561	$219,108

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares of approximately 160,000 and 392,000 for the three months ended March 31, 2003 and 2002, respectively, was antidilutive, therefore diluted earnings per share is not presented for such periods.

The following table sets forth the reconciliation of diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31,
	2003	2002

Weighted average shares outstanding	29,224	29,021
Dilutive effect of stock options	—	—
Diluted weighted average shares outstanding	29,224	29,021

In addition, the effect of the assumed conversion of subordinated convertible notes into approximately 5.7 million common equivalent shares is antidilutive for the three months ended March 31, 2003 and 2002, and therefore is not included in the above diluted weighted average shares outstanding.

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is reflected in net income, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 31,
	2003	2002
	(In thousands, except per share amounts)

Net loss, as reported	$(1,697)	$(3,498)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,808)	(4,820)

Pro forma net loss	$(6,505)	$(8,318)

Loss per common share:
Net loss per common share, as reported	$(0.06)	$(0.12)
Net loss per common share, pro forma	$(0.22)	$(0.29)
Diluted net loss per common share, as reported	$(0.06)	$(0.12)
Diluted net loss per common share, pro forma	$(0.22)	$(0.29)

Note 2—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	March 31, 2003	December 31, 2002
	(In thousands)

Raw materials	$52,185	$50,312
Work-in-progress	20,540	23,363
Finished goods	15,911	12,575
	$88,636	$86,250

Warranties

The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in the Company’s product liability during the period are as follows (in thousands):

Balance as of January 1, 2003	$4,481
Warranties issued during the period	384
Settlements made during the period	(480)
Changes in liability for pre-existing warranties during the period, including expirations	(70)
Balance as of March 31, 2003	$4,315

Note 3—Segment Information

The following represents the reportable product segments of the Company as of and for the three months ended March 31, 2003 and 2002, in thousands:

	Net Sales		Income (loss) before interest, taxes and amortization		Total Assets
	2003	2002	2003	2002	2003	2002

Process Equipment	$29,608	$44,852	$510	$(1,856)	$184,266	$308,567
Metrology	36,171	35,297	4,840	5,121	134,218	136,753
Restructuring expense	—	—	(668)	(837)	—	—
Unallocated Corporate amount	—	—	(2,344)	(1,945)	289,196	308,286
Total	$65,779	$80,149	$2,338	$483	$607,680	$753,606

Corporate total assets are comprised principally of cash and deferred tax assets.

The following table outlines the components of goodwill by business segment at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

Process Equipment	$8,413	$8,413
Metrology	22,245	22,245
Total	$30,658	$30,658

Note 4—Comprehensive Loss

As defined by the Financial Accounting Standards Board (“FASB”), comprehensive loss is the change in equity of a business enterprise from transactions, other events, and circumstances from nonowner sources during a period.  The Company incurred a total comprehensive loss of $2.1 million and $3.9 million for the three months ended March 31, 2003 and 2002, respectively. The Company’s comprehensive loss is comprised of foreign currency translation adjustments and minimum pension liability.

Note 5—Recent Accounting Pronouncements

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It also substantially nullifies EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of the adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial position or results of operations.

Note 6—Recent Events

In response to the significant decline in the business environment and current market conditions, the Company has restructured its business and operations. The actions giving rise to the restructuring charges below were implemented in order for Veeco to remain competitive and such actions are expected to benefit Veeco by reducing current and future operating costs.

2003 Restructuring Charges

During the three months ended March 31, 2003, the Company incurred a restructuring charge of approximately $0.7 million related to the reduction in work force announced in the fourth quarter of 2002. This charge includes severance related costs for approximately 20 employees, which included both management and manufacturing employees located at the Company’s Fort Collins, Colorado and Plainview and Rochester, New York process equipment operations. As of March 31, 2003, approximately $0.3 million has been paid and approximately $0.4 million remains accrued, and is expected to be paid by the end of 2003.

A reconciliation of the liability for the restructuring charge for the first quarter of 2003 for severance related costs is as follows (in millions):

First Quarter 2003 Charge

Charged to accrual	$0.7
Cash payments during the Quarter ended March 31, 2003	0.3
Balance as of March 31, 2003	$0.4

2002 Merger and Restructuring Charges

The Company recorded merger and restructuring charges of approximately $124.0 million during the fourth quarter of 2002. The $124.0 million charge consisted of a $15.0 million inventory write-down (included in cost of sales) in the process equipment segment, due to rationalization and discontinuance of certain product lines, $2.6 million of personnel and business relocation costs, $6.4 million of merger-related expenses, $0.3 million for a prepayment penalty on early extinguishment of debt and $99.7 million in asset impairment charges, primarily in the process equipment segment. The $99.7 million in asset impairment charges included a $94.4 million write-down of goodwill, a $3.5 million impairment of two buildings and a $1.8 million impairment of other fixed assets.

The $2.6 million charge for personnel costs and business relocation included severance costs of approximately $1.6 million and business relocation costs of approximately $1.0 million. The severance charges related to a workforce reduction of approximately 180 employees, located in all operations of the Company. The majority of the job classifications affected were in production, purchasing, engineering, service, sales and marketing and were concentrated in the process equipment segment. Business relocation costs of $1.0 million included costs related to rental payments and/or lease termination fees on lease agreements relating to locations vacated by the Company. In addition, the business relocation costs included operating costs of the Rochester facility that had ceased manufacturing operations as of December 31, 2002. These operating costs will be incurred while the building is being marketed for sale. As of March 31, 2003, the entire accrual of $1.6 million for termination benefits has been paid. As of March 31, 2003, approximately $0.3 million of business relocation costs has been paid and approximately $0.7 million remains accrued. Of the $0.7 million remaining,  $0.5 million is expected to be paid by the end of 2003 and approximately $0.2 million in the aggregate is anticipated to be paid monthly through the third quarter of 2005.

On July 11, 2002, the Company entered into a merger agreement with FEI, headquartered in Hillsboro, Oregon. On January 8, 2003, the agreement was terminated. Veeco incurred approximately $6.4 million in expenses related to the proposed merger with FEI. Merger-related costs were initially accounted for as an asset, and the Company intended to allocate these direct costs to the purchase price of the acquisition. However, due to the termination of the merger agreement, these costs were written off during the fourth quarter of 2002. These costs include legal, accounting, tax, investment banking and regulatory fees and printing costs. As of March 31, 2003, $6.1 million of these costs have been paid and approximately $0.3 million remains accrued, which will be paid in the second quarter of 2003.

During the three months ended September 30, 2002, the Company incurred a restructuring charge of approximately $0.9 million related to cost reduction efforts in response to continuing poor industry conditions and the decreased level of new orders. The $0.9 million charge included severance related costs for approximately 40 management and manufacturing employees principally located in the process equipment segment. As of March 31, 2003, approximately $0.7 million has been expended and approximately $0.2 million remains accrued, which is anticipated to be paid in the second quarter of 2003. This charge was offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan of the process equipment segment.

During the three months ended June 30, 2002, the Company incurred a restructuring charge of approximately $1.1 million related to the reductions in work force announced in the fourth quarter of 2001 and the first quarter of 2002. The $1.1 million charge included severance related costs for approximately 30 employees, which included both management and manufacturing employees principally located in the process equipment segment. As of March 31, 2003, approximately $0.8 million has been expended and approximately $0.3 million remains accrued, which is expected to be paid in the second quarter of 2003.

A reconciliation of the fourth quarter 2002 liability for personnel, business relocation and merger related costs is as follows (in millions):

	Accrued Severance Costs	Accrued Business Relocation Costs	Accrued Merger Costs

Charged to accrual	$1.6	$1.0	$6.4
Cash payments through December 31, 2002	1.0	0.1	3.7
Cash payments during the Quarter ended March 31, 2003	0.6	0.2	2.4
Balance as of March 31, 2003	$0.0	$0.7	$0.3

A reconciliation of the liabilities for the restructuring charges during the second and third quarter of 2002 for severance related costs is as follows (in millions):

	Third Quarter 2002 Charge	Second Quarter 2002 Charge

Charged to accrual	$0.9	$1.1
Cash payments through December 31, 2002	0.4	0.6
Cash payments during the Quarter ended March 31, 2003	0.3	0.2
Balance as of March 31, 2003	$0.2	$0.3

2001 Restructuring Charges

During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This downturn has affected Veeco’s customers’ ability to purchase capital equipment and was evidenced by a significant decline in the order rate for the Company’s products. The $20.0 million charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million was for the write-down of long-lived assets. Of the $13.6 million write-off of inventory, approximately $9.6 million was associated with the Company’s process equipment segment, which sells primarily to the telecommunications and data storage industries and approximately $4.0 million related to Veeco’s metrology segment, which sells mainly to the semiconductor, research and data storage industries. During 2001, Veeco experienced a significant amount of order cancellations for products for which many of the raw materials had been purchased prior to the cancellation date due to the amount of lead-time necessary to build many of these tools. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, located in all operations of the Company. The majority of the job classifications that were eliminated included manufacturing, sales and marketing, due to the downturn in the economy. As of March 31, 2003, approximately $2.5 million of personnel and business relocation costs have been paid and approximately $0.5 million remains accrued. Of this $0.5 million liability, approximately $0.3 million relates to rental payments on a lease agreement for space the Company has vacated and will be paid over the next three years and $0.2 million relates to termination costs that will be paid by the second quarter of 2003. The write-down of long-lived assets to estimated fair value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line of approximately $2.5 million, as well as the write-down of certain machinery and equipment of approximately $0.9 million, which was deemed to have no future value.

A reconciliation of the 2001 liability for personnel and business relocation costs is as follows (in millions):

	Accrued Severance Costs	Accrued Lease Costs

Charged to accrual	$2.6	$0.4
Cash payments through December 31, 2001	1.2	—
Cash payments through December 31, 2002	1.2	0.1
Cash payments during the Quarter ended March 31, 2003	—	—

Balance as of March 31, 2003	$0.2	$0.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended March 31, 2003 and 2002

Net sales of  $65.8 million for the three months ended March 31, 2003, represent a decrease of 18% from the 2002 comparable period net sales of $80.1 million, reflecting a decrease in process equipment sales of $15.2 million, partially offset by an increase in metrology sales of $0.9 million. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 38%, 18%, 24% and 20%, respectively, of the Company’s net sales for the three months ended March 31, 2003. Sales in the U.S. decreased by $19.2 million, or 43%, from the comparable 2002 period due to a 59% decline in U.S. process equipment sales, principally in sales of etch and deposition products to data storage customers, as well as declines in sales of molecular beam epitaxy (MBE) equipment to telecommunications and research customers.  Sales in Europe increased by 7% over the comparable 2002 period, due primarily to a 10% increase in sales of atomic force microscopes (AFMs), principally to semiconductor customers.  Sales in Japan increased 19% from the comparable 2002 period, as a result of an increase of $6.6 million in sales of process equipment to data storage customers, offset in part by a $3.3 million sales decrease to research customers in metrology products, as well as a $0.8 million decrease in sales of optical filter deposition products to telecommunciations customers. Sales in Asia Pacific increased 14%, due to increased sales in metrology products of $3.0 million, offset in part by a decrease of $1.4 million in process equipment sales to data storage customers.  The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

Process equipment sales of $29.6 million for the three months ended March 31, 2003, represent a decrease of $15.2 million from the comparable 2002 period, due to an $11.4 million decline in etch and deposition sales, principally to the data storage industry, a $2.8 million decrease in MBE equipment to research and telecommunications customers, and a $1.0 million decrease in optical filter deposition sales to research and telecommunications customers. Metrology sales of $36.2 million for the three months ended March 31, 2003, increased by $0.9 million over the comparable 2002 period, due primarily to a $2.4 million increase in AFM sales offset by a $1.5 million decline in sales of optical metrology products, primarily interferometry sales to the semiconductor and data storage industries.

The sales declines continue to be a result of the general economic slowdown that has had a very significant impact on the telecommunications, data storage and semiconductor markets that the Company serves.

Veeco received $72.7 million of orders during the three months ended March 31, 2003, a 4% increase over $70.2 million of orders for the comparable 2002 period. Process equipment orders were essentially flat at $38.3 million versus $38.4 million in the comparable 2002 period, as increases of $4.0 million in orders for etch and deposition products and $1.5 million in ion sources were offset by a decrease in orders for MBE equipment of $5.6 million.  Metrology orders increased by 8% to $34.4 million, reflecting an increase in AFM bookings of $4.1 million, partially offset by a $1.5 million decrease in orders for the optical metrology products. The Company’s first quarter book/bill ratio for 2003, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.11.

The Company’s backlog totaling approximately $90 million at March 31, 2003, generally consists of product orders for which purchase orders have been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company’s orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company’s future performance. Due to the current weak business environment, the Company may experience cancellation and/or rescheduling of orders. The Company had order cancellations of approximately $4.2 million during the quarter.

Gross profit for the three months ended March 31, 2003, was $31.2 million, or 47.4% of sales, compared to a 42.1% gross margin in the comparable 2002 period. This improvement is the result of costs savings of $1.8 million initiated in the fourth quarter of 2002 and the first quarter of 2003 due to the Company’s restructuring of its business, as well as price and mix improvements, principally in process equipment. During 2003, the Company also had a lower level of bifurcated sales where approximately 10% to 15% of revenue is deferred until final acceptance in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, and therefore a lower level of deferred revenue, which results in higher profit margins.  In addition, metrology products, which have significantly higher gross margins than process equipment products, represented 55% of total sales in the first quarter of 2003, as compared to 44% of total sales in the first quarter of 2002. In the first quarter of 2003, metrology’s gross margin was 54.5%, while process equipment’s gross margin was 38.8%.

Selling, general and administrative expenses of $17.6 million, or 26.7% of sales, for the three months ended March 31, 2003, decreased by approximately $1.5 million from $19.0 million, or 23.8% of sales in the comparable 2002 period. The increase of 2.9% is due to the decrease in 2003 sales volume.  The dollar decrease is due to reductions in fixed costs enacted throughout 2002 and the first quarter of 2003, as well as reduced commission expense related to the lower sales volume.

Research and development expenses of $11.5 million for the three months ended March 31, 2003, decreased by $1.8 million from the comparable period of 2002. The decrease principally relates to spending reductions in all areas, other than AFM and MBE products.

Amortization expense totaled $3.1 million in the first quarter of 2003 compared with $3.7 million in 2002.  The amortization expense primarily relates to intangible assets acquired as part of the acquisitions of Applied Epi and TM Microscopes in the third quarter of 2001.  The decrease is primarily due to certain customer related intangible assets that had useful lives of less than one year and were fully amortized by the second quarter of 2002.

Other income of $0.9 million was due to a gain of $0.7 million realized from the sale of a process equipment fixed asset held for sale, which had been used as a laboratory tool plus $0.2 million in foreign currency exchange gains compared to a small exchange loss in the first quarter of 2002.

During the three months ended March 31, 2003, the Company incurred a restructuring charge of $0.7 million, primarily for severance related costs for approximately 20 people, including both management and manufacturing employees located at the Company’s Fort Collins, Colorado and Plainview and Rochester, New York process equipment operations.  These charges relate to a cost reduction program initiated in the fourth quarter of 2002. A charge of $0.8 million was taken in the comparable quarter of 2002, mostly for severance related costs for approximately 60 employees, including both management and manufacturing employees located at the Company’s Minnesota, Plainview and Rochester operations.  As of March 31, 2003, $0.4 million of the 2003 charge was still accrued and is expected to be paid by the end of 2003.

Interest expense, net of $1.8 million for the three months ended March 31, 2003, increased $0.3 million due to the reduction in interest income on short-term investments as a result of lower interest rates.

Income taxes for the three months ended March 31, 2003, amounted to a benefit of $0.9 million, or 34%, of loss before income taxes, as compared to $1.6 million, or 34%, of loss before income taxes, for the same period of 2002.

Liquidity and Capital Resources

Cash used in operations was $4.6 million for the three months ended March 31, 2003, as compared to cash provided by operations of $1.8 million for the comparable 2002 period. Net loss adjusted for non-cash items provided operating cash flows of $0.3 million for the three months ended March 31, 2003, compared to $2.1 million for the comparable 2002 period. The amount of net loss adjusted for non-cash items for the three months ended March 31, 2003, was offset by a decrease in net operating assets and liabilities of $4.9 million. Accounts receivable for the three months ended March 31, 2003, increased by $6.2 million, primarily as a result of a high concentration of international sales, which typically have longer payment terms.  Inventories increased by approximately $2.3 million, principally related to the planned production of new products and back end quarterly pattern of orders.  Accounts payable increased by $4.8 million, principally as a result of the timing of payments.  Deferred profit decreased by $3.9 million, principally due to revenue recognition on tools that received final acceptance during the quarter as well as a decrease in the number of tools that are deferred as of March 31, 2003.  This decrease was offset in part as a result of increases in accrued wages and employee related benefits of $1.1 million, customer deposits of $0.5 million and $0.3 million of accrued commissions.

Cash used in investing activities of $0.8 million for the three months ended March 31, 2003 is a result of capital expenditures of $1.8 million and net purchases of long-term investments of $0.1 million, offset in part by proceeds from the sale of assets held for sale of $1.1 million.

At March 31, 2003, Veeco’s contractual cash obligations and commitments relating to its debt obligations and lease payments are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$230,506	$319	$605	$5,975	$223,607
Operating leases	14,134	2,351	4,147	3,400	4,236
Letters of credit	3,283	3,283	—	—	—

	$247,923	$5,953	$4,752	$9,375	$227,843

The Company believes that existing cash balances together with cash generated from operations and amounts available under the

Company’s $100.0 million credit facility (the “Facility”) will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, detailed in the above table, over the next five years. As of March 31, 2003, the Company was in compliance with the covenants set forth in the Facility.

Application of Critical Accounting Policies

General:  Veeco’s discussion and analysis of its financial condition and results of operations are based upon Veeco’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long lived assets, income taxes, warranty obligations, restructuring costs and contingent litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets and the impairment of long lived assets to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured in accordance with SAB 101. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At March 31, 2003 and December 31, 2002, $0.8 million and $1.4 million, respectively, are recorded in accounts receivable and deferred profit pertaining to customer retentions. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new applications of the Company’s products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount.  The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At March 31, 2003 and December 31, 2002, $1.3 million and $4.6 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been deferred. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

Inventory Valuation:  Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of management’s estimated usage for the next 18 to 24 month’s requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to Veeco’s future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

Goodwill and Indefinite-Lived Intangible Asset Impairment:  The Company has significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of the Company’s goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required to record impairment charges for these assets not previously recorded.

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

Risk Factors That May Impact Future Results

In addition to the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the following risk factor should be carefully considered by shareholders of and by potential investors in the Company.

The Severe Acute Respiratory Syndrome (SARS) outbreak may adversely impact our business.

For the three months ended March 31, 2003 and for the year ended December 31, 2002, approximately 62% and 53%, respectively, of our net sales were generated from outside the United States and approximately 44% and 36%, respectively, of our net sales were generated from the Asian Pacific region, including Japan.  Even though we do not have manufacturing facilities in this region, bans being imposed by some employers on non-essential travel to and from this region could impact our results of operations in that region, including postponement of trips to complete factory acceptance and/or customer acceptance of our tools, which in many cases is a condition of revenue recognition.  The continuation of this outbreak in Asia, or its expansion into other regions where we or our customers or suppliers operate, could also adversely affect our operations through higher operating expenses and lower or delayed bookings, shipments and sales volume.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Veeco’s net sales to foreign customers represented approximately 62% of Veeco’s total net sales for the three months ended March 31, 2003 and 45% for the comparable 2002 period. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 33% of Veeco’s total net sales for the three months ended March 31, 2003, and 19% for the comparable 2002 period. The aggregate foreign currency exchange gain included in determining consolidated results of operations was approximately $0.2 million, net of approximately $0.2 million of hedging losses on forward exchange contracts, for the three months ended March 31, 2003.  The aggregate foreign currency exchange loss included in determining consolidated results of operations was immaterial during the three months ended March 31, 2002.  Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro.  To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $2.5 million for the three months ended March 31, 2003. As of March 31, 2003, there were no open forward contracts.

Item 4. Controls and Procedures.

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.  Exhibits and Reports on Form 8-K

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

Annual Report on Form 10-K for the Year Ended December 31, 2002, Exhibit 10.6

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*                                         Filed herewith

(b)                                 Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on April 28, 2003 in connection with the issuance of its press release announcing the results of the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003

Veeco Instruments Inc.

By:	/s/ Edward H. Braun
Edward H. Braun
Chairman and Chief Executive Officer

By:	/s/ John F. Rein, Jr.
John F. Rein, Jr.
Executive Vice President, Chief Financial Officer and Secretary

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward H. Braun, Chairman and Chief Executive Officer of Veeco Instruments Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Veeco Instruments Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edward H. Braun
Edward H. Braun
Chairman and Chief Executive Officer
Veeco Instruments Inc.
May 13, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John F. Rein, Jr., Executive Vice President, Chief Financial Officer and Secretary of Veeco Instruments Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Veeco Instruments Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John F. Rein, Jr.
John F. Rein, Jr.
Executive Vice President, Chief Financial Officer, and Secretary
Veeco Instruments Inc.
May 13, 2003

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

Annual Report on Form 10-K for the Year Ended December 31, 2002, Exhibit 10.6

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*                                         Filed herewith