Form 10-Q
period 2003-06-30
VEECO INSTRUMENTS INC
filed 2003-08-07
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

29,258,577 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on August 5, 2003.

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

  •
  the dependence on principal customers and the cyclical nature of the data storage, telecommunications/wireless, semiconductor, research and industrial industries,

  •
  rapid technological change and risks associated with the acceptance of new products by individual customers and by the marketplace,

  •
  fluctuations in quarterly operating results,

  •
  risk of cancellation or rescheduling of orders,

  •
  risks associated with evaluating and pursuing acquisition opportunities and integrating acquired businesses into our business,

  •
  loss of key management or our inability to attract and retain sufficient numbers of managerial, engineering and other technical persons,

  •
  the highly competitive nature of industries in which the Company operates,

  •
  changes in foreign currency exchange rates, and

  •
  the other matters discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Report, in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and in the Company's Quarterly Report(s) on Form 10-Q filed since December 31, 2002.

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2003	2002
Net sales	$73,449	$77,339
Cost of sales	40,655	42,137

Gross profit	32,794	35,202
Costs and expenses:
Selling, general and administrative expense	18,568	19,335
Research and development expense	11,039	13,928
Amortization expense	3,159	3,172
Other income, net	(22)	(285)
Restructuring expense	789	1,050

Operating loss	(739)	(1,998)
Interest expense, net	1,886	1,477

Loss before income taxes	(2,625)	(3,475)
Income tax benefit	(1,490)	(1,856)

Net loss	$(1,135)	$(1,619)

Loss per common share:
Net loss per common share	$(0.04)	$(0.06)

Diluted net loss per common share	$(0.04)	$(0.06)

Weighted average shares outstanding	29,247	29,083
Diluted weighted average shares outstanding	29,247	29,083

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Net sales	$139,228	$157,488
Cost of sales	75,228	88,551

Gross profit	64,000	68,937
Costs and expenses:
Selling, general and administrative expense	36,153	38,372
Research and development expense	22,527	27,257
Amortization expense	6,301	6,919
Other income, net	(895)	(236)
Restructuring expense	1,457	1,887

Operating loss	(1,543)	(5,262)
Interest expense, net	3,653	2,963

Loss from continuing operations before income taxes	(5,196)	(8,225)
Income tax benefit	(2,364)	(3,454)

Loss from continuing operations	(2,832)	(4,771)
Loss on disposal of discontinued operations, net of taxes	—	(346)

Net loss	$(2,832)	$(5,117)

Loss per common share:
Loss per common share from continuing operations	$(0.10)	$(0.16)
Loss from discontinued operations	—	(0.02)

Net loss per common share	$(0.10)	$(0.18)

Diluted loss per common share from continuing operations	$(0.10)	$(0.16)
Loss from discontinued operations	—	(0.02)

Diluted net loss per common share	$(0.10)	$(0.18)

Weighted average shares outstanding	29,236	29,052
Diluted weighted average shares outstanding	29,236	29,052

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$210,361	$214,295
Accounts receivable, less allowance for doubtful accounts of $3,234 in 2003 and $2,815 in 2002	69,250	68,777
Inventories	84,545	86,250
Prepaid expenses and other current assets	17,009	18,392
Deferred income taxes	27,326	31,549

Total current assets	408,491	419,263
Property, plant and equipment at cost, less accumulated depreciation of $59,776 in 2003 and $56,878 in 2002	54,887	55,872
Goodwill	33,782	30,658
Purchased technology, less accumulated amortization of $20,077 in 2003 and $15,287 in 2002	36,491	39,331
Other intangible assets, less accumulated amortization of $12,726 in 2003 and $11,215 in 2002	13,710	14,425
Long-term investments	13,207	17,483
Deferred income taxes	37,781	28,888
Other assets, net	713	898

Total assets	$599,062	$606,818

Liabilities and shareholders' equity
Current Liabilities:
Accounts payable	$19,096	$13,078
Accrued expenses	33,916	44,993
Deferred profit	3,245	5,966
Income taxes payable	5,584	3,808
Current portion of long-term debt	323	312

Total current liabilities	62,164	68,157
Long-term debt, net of current portion	230,104	230,273
Other non-current liabilities	937	815
Shareholders' equity	305,857	307,573

Total liabilities and shareholders' equity	$599,062	$606,818

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net loss	$(2,832)	$(5,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,420	14,167
Deferred income taxes	(4,656)	(6,922)
Stock option income tax benefit	100	962
Other	(738)	140
Loss on disposal of discontinued operations	—	346
Changes in operating assets and liabilities:
Accounts receivable	350	19,148
Inventories	3,528	1,108
Accounts payable	5,946	1,324
Accrued expenses, deferred profit and other current liabilities	(12,405)	(25,033)
Other, net	1,017	(2,782)

Net cash provided by (used in) operating activities	1,730	(2,659)
Investing Activities
Capital expenditures	(4,666)	(4,242)
Net assets of business acquired	(5,980)	—
Proceeds from sale of assets held for sale	1,132	—
Proceeds from sale of property, plant and equipment	—	1,790
Proceeds from sale of industrial measurement business	—	3,750
Net maturities of long-term investments	4,276	1,779

Net cash (used in) provided by investing activities	(5,238)	3,077
Financing Activities
Proceeds from stock issuance	306	983
Repayment of long-term debt, net	(158)	(815)
Proceeds from issuance of long-term debt	—	20,000
Payment for debt issuance costs	—	(1,260)

Net cash provided by financing activities	148	18,908
Effect of exchange rates on cash and cash equivalents	(574)	(1,137)

Net change in cash and cash equivalents	(3,934)	18,189
Cash and cash equivalents at beginning of period	214,295	203,154

Cash and cash equivalents at end of period	$210,361	$221,343

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares of approximately 233,000 and 198,000 for the three and six months ended June 30, 2003, respectively, and 320,000 and 356,000 for the three and six months ended June 30, 2002, respectively, were antidilutive, therefore diluted loss per share is not presented for such periods.

        The following table sets forth the reconciliation of diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average shares outstanding	29,247	29,083	29,236	29,052
Dilutive effect of stock options and warrants	—	—	—	—

Diluted weighted average shares outstanding	29,247	29,083	29,236	29,052

        In addition, the effect of the assumed conversion of subordinated convertible notes into approximately 5.7 million common equivalent shares is antidilutive for the three and six months ended June 30, 2003 and 2002, respectively, and therefore is not included in the above diluted weighted average shares outstanding.

        The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is reflected in net loss, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net loss, as reported	$(1,135)	$(1,619)	$(2,832)	$(5,117)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,131)	(4,979)	(8,562)	(9,800)

Pro forma net loss	$(5,266)	$(6,598)	$(11,394)	$(14,917)

Loss per common share:
Net loss per common share, as reported	$(0.04)	$(0.06)	$(0.10)	$(0.18)

Net loss per common share, pro forma	$(0.18)	$(0.23)	$(0.39)	$(0.51)

Diluted net loss per common share, as reported	$(0.04)	$(0.06)	$(0.10)	$(0.18)

Diluted net loss per common share, pro forma	$(0.18)	$(0.23)	$(0.39)	$(0.51)

Reclassifications

        Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Note 2—Balance Sheet Information

Inventories

        Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	June 30, 2003	December 31, 2002
	(In thousands)
Raw materials	$47,838	$48,657
Work-in-progress	19,561	21,763
Finished goods	17,146	15,830

	$84,545	$86,250

Accrued Warranty

        The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect the Company's warranty liability include historical and anticipated rates of warranty claims and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Changes in the Company's warranty liability during the period are as follows (in thousands):

Balance as of January 1, 2003	$4,481
Warranties issued during the period	1,115
Settlements made during the period	(1,242)
Changes in liability for pre-existing warranties during the period, including expirations	(70)

Balance as of June 30, 2003	$4,284

Note 3—Segment Information

        The following table represents the reportable product segments of the Company, in thousands:

	Process Equipment	Metrology	Unallocated Corporate Amount	Restructuring Charges	Total
Three Months Ended June 30, 2003
Net sales	$34,280	$39,169	$—	$—	$73,449
Income (loss) from continuing operations before interest, taxes and amortization	1,655	4,122	(2,568)	(789)	2,420
Three Months Ended June 30, 2002
Net sales	36,923	40,416	—	—	77,339
Income (loss) from continuing operations before interest, taxes and amortization	(2,396)	6,695	(2,075)	(1,050)	1,174
Six Months Ended June 30, 2003
Net sales	63,888	75,340	—	—	$139,228
Income (loss) from continuing operations before interest, taxes and amortization	2,165	8,962	(4,912)	(1,457)	4,758
Total assets	174,080	135,649	289,333	—	599,062
Six Months Ended June 30, 2002
Net sales	81,775	75,713	—	—	157,488
Income (loss) from continuing operations before interest, taxes and amortization	(4,252)	11,816	(4,020)	(1,887)	1,657
Total assets	$309,312	$130,906	$312,347	$—	$752,565

Corporate total assets are principally comprised of cash and deferred tax assets.

        The following table outlines the components of goodwill by business segment at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002
Process Equipment	$8,413	$8,413
Metrology	25,369	22,245

Total	$33,782	$30,658

Note 4—Comprehensive (Loss) Income

        As defined by the Financial Accounting Standards Board ("FASB"), comprehensive (loss) income is the change in equity of a business enterprise from transactions, other events, and circumstances from nonowner sources during a period. The Company incurred a total comprehensive (loss) income of ($0.1) million and ($2.1) million for the three and six months ended June 30, 2003, respectively, and $1.9 million and ($2.1) million for the three and six months ended June 30, 2002, respectively. The Company's comprehensive (loss) income is comprised of net loss, foreign currency translation adjustments and minimum pension liability.

Note 5—Recent Accounting Pronouncements

        On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It also substantially nullifies EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of the adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

Note 6—Restructuring

        In response to the significant decline in the business environment and current market conditions, the Company has restructured its business and operations. The actions giving rise to the restructuring charges below were implemented in order for Veeco to remain competitive and such actions are expected to benefit Veeco by reducing current and future operating costs.

2003 Restructuring Charges

        During the three months ended June 30, 2003, the Company incurred a restructuring charge of approximately $0.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the continued decline in the markets in which the Company operates. This charge includes severance related costs for approximately 50 employees, which included management, administration and manufacturing employees located at the Company's Fort Collins, Colorado, and Plainview and Rochester, New York process equipment operations, the San Diego and Santa Barbara, California and Tucson, Arizona metrology facilities and the sales and service office located in Munich, Germany. As of June 30, 2003, approximately $0.5 million has been paid and approximately $0.3 million remains accrued, with the majority of this balance to be paid by the end of 2003.

        During the three months ended March 31, 2003, the Company incurred a restructuring charge of approximately $0.7 million related to the reduction in work force announced in the fourth quarter of 2002. This charge included severance related costs for approximately 20 employees, which included both management and manufacturing employees located at the Company's Fort Collins, Colorado and Plainview and Rochester, New York process equipment operations. As of June 30, 2003, approximately $0.5 million has been paid and approximately $0.2 million remains accrued, and is expected to be paid by the end of 2003.

        A reconciliation of the liability for the restructuring charge for the first and second quarters of 2003 for severance related costs is as follows (in millions):

	Second Quarter 2003 Charge	First Quarter 2003 Charge
Charged to accrual	$0.8	$0.7
Cash payments during the quarter ended March 31, 2003	—	0.3
Cash payments during the quarter ended June 30, 2003	0.5	0.2

Balance as of June 30, 2003	$0.3	$0.2

2002 Merger and Restructuring Charges

        The Company recorded merger and restructuring charges of approximately $124.0 million during the fourth quarter of 2002. The $124.0 million charge consisted of a $15.0 million inventory write-down (included in cost of sales) in the process equipment segment, due to the rationalization and discontinuance of certain product lines, $2.6 million of personnel and business relocation costs, $6.4 million of merger-related expenses, $0.3 million for a prepayment penalty on the early extinguishment of debt and $99.7 million of asset impairment charges, primarily in the process equipment segment. The $99.7 million of asset impairment charges included a $94.4 million write-down of goodwill, a $3.5 million impairment of two buildings and a $1.8 million impairment of other fixed assets.

        The $2.6 million charge for personnel and business relocation costs included severance costs of approximately $1.6 million and business relocation costs of approximately $1.0 million. The severance charges related to a workforce reduction of approximately 180 employees, located in all operations of the Company. The majority of the job classifications affected were in production, purchasing, engineering, service, sales and marketing and were concentrated in the process equipment segment. Business relocation costs of $1.0 million included costs related to rental payments and/or lease termination fees on lease agreements relating to locations vacated by the Company. In addition, the business relocation costs included operating costs of the Rochester facility that had ceased manufacturing operations as of December 31, 2002. These operating costs will be incurred while the building is being marketed for sale. As of June 30, 2003, the entire accrual of $1.6 million for termination benefits has been paid. As of June 30, 2003, approximately $0.7 million of business relocation costs have been paid and approximately $0.3 million remains accrued. Of the $0.3 million remaining, $0.1 million is expected to be paid by the end of 2003 and approximately $0.2 million in the aggregate is anticipated to be paid monthly through the third quarter of 2005.

        On July 11, 2002, the Company entered into a merger agreement with FEI Company ("FEI"), headquartered in Hillsboro, Oregon. On January 8, 2003, the agreement was terminated. Veeco incurred approximately $6.4 million in expenses related to the proposed merger with FEI. Merger-related costs were initially accounted for as an asset, and the Company intended to allocate these direct costs to the purchase price of the acquisition. However, due to the termination of the merger agreement, these costs were written off during the fourth quarter of 2002. These costs included legal, accounting, tax, investment banking and regulatory fees and printing costs. As of June 30, 2003, the established accrual of $6.4 million has been expended, and an additional liability of $0.5 million has been accrued during the recent quarter due to unforeseen additional costs incurred.

        During the three months ended September 30, 2002, the Company incurred a restructuring charge of approximately $0.9 million related to cost reduction efforts in response to continuing poor industry conditions and the decreased level of new orders. The $0.9 million charge included severance related costs for approximately 40 management and manufacturing employees principally located in the process equipment segment. This charge was offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan of the process equipment segment. As of June 30, 2003, approximately $0.7 million has been expended and the remaining $0.2 million has been deemed no longer necessary and has been reversed into the restructuring charge during the current quarter.

        During the three months ended June 30, 2002, the Company incurred a restructuring charge of approximately $1.1 million related to the reductions in work force announced in the fourth quarter of 2001 and the first quarter of 2002. The $1.1 million charge included severance related costs for approximately 30 employees, which included both management and manufacturing employees principally located in the process equipment segment. As of June 30, 2003, approximately $0.9 million has been expended and approximately $0.2 million remains accrued, which is expected to be paid by the end of 2003.

        A reconciliation of the fourth quarter 2002 liability for personnel, business relocation and merger related costs is as follows (in millions):

	Accrued Severance Costs	Accrued Business Relocation Costs	Accrued Merger Costs
Charged to accrual	$1.6	$1.0	$6.4
Cash payments through December 31, 2002	1.0	0.1	3.7
Cash payments during the quarter ended March 31, 2003	0.6	0.2	2.4
Cash payments during the quarter ended June 30, 2003	—	0.4	0.3
Charged to accrual during the quarter ended June 30, 2003	—	—	0.5

Balance as of June 30, 2003	$0.0	$0.3	$0.5

        A reconciliation of the liabilities for the restructuring charges during the second and third quarters of 2002 for severance related costs is as follows (in millions):

	Third Quarter 2002 Charge	Second Quarter 2002 Charge
Charged to accrual	$0.9	$1.1
Cash payments through December 31, 2002	0.4	0.6
Cash payments during the quarter ended March 31, 2003	0.3	0.2
Cash payments during the quarter ended June 30, 2003	—	0.1
Reversal of prior period accrual during the quarter ended June 30, 2003	0.2	—

Balance as of June 30, 2003	$0.0	$0.2

2001 Restructuring Charges

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This downturn has affected Veeco's customers' ability to purchase capital equipment and was evidenced by a significant decline in the order rate for the Company's products. The $20.0 million charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million was for the write-down of long-lived assets. Of the $13.6 million write-off of inventory, approximately $9.6 million was associated with the Company's process equipment segment, which sells primarily to the telecommunications and data storage industries, and approximately $4.0 million related to Veeco's metrology segment, which sells mainly to the semiconductor, research and data storage industries. During 2001, Veeco experienced a significant amount of order cancellations for products for which many of the raw materials had been purchased prior to the cancellation date due to the amount of lead-time necessary to build many of these tools. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, located in all operations of the Company. The majority of the job classifications that were eliminated included manufacturing, sales and marketing, and was necessary due to the downturn in the economy. As of June 30, 2003, approximately $2.6 million of personnel and business relocation costs have been paid, $0.2 million relating to severance has been deemed unnecessary and has been reversed into the restructuring charge during the current quarter and $0.2 million related to business relocation remains accrued. This liability relates to rental payments on a lease agreement for space the Company has vacated and will be paid over the next three years. The write-down of long-lived assets to estimated fair value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line of approximately $2.5 million, as well as the write-down of certain machinery and equipment of approximately $0.9 million, which was deemed to have no future value.

        A reconciliation of the 2001 liability for personnel and business relocation costs is as follows (in millions):

	Accrued Severance Costs	Accrued Lease Costs
Charged to accrual	$2.6	$0.4
Cash payments through December 31, 2001	1.2	—
Cash payments through December 31, 2002	1.2	0.1
Cash payments during the quarter ended March 31, 2003	—	—
Cash payments during the quarter ended June 30, 2003	—	0.1
Reversal of prior period accrual during the quarter ended June 30, 2003	0.2	—

Balance as of June 30, 2003	$0.0	$0.2

Note 7—Recent Events

        On June 5, 2003, the Company acquired the atomic force microscope (AFM) probe business of NanoDevices Incorporated ("NanoDevices"), based in Santa Barbara, California, for cash and a potential future cash earn out payment. NanoDevices supplies probes and other components of the nanometer scale in atomic force microscopy. The acquisition was accounted for using the purchase method of accounting.

        Results of operations prior to the acquisition are not material to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003. The results of operations for NanoDevices for the period from June 6, 2003 through June 30, 2003 are included within the metrology operating segment of the Company in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended June 30, 2003 and 2002

        Net sales of $73.4 million for the three months ended June 30, 2003, represent a decrease of $3.9 million, or 5%, from the 2002 comparable period of $77.3 million, resulting from a decrease in process equipment product sales of $2.7 million and a $1.2 million decline in metrology sales. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 37%, 18%, 22% and 23%, respectively, of the Company's net sales for the three months ended June 30, 2003. Sales in the U.S. decreased 2% from the prior year. This decrease was a result of an 8% decline in equipment sales, particularly sales of etch and deposition products, offset in part by a 4% increase in metrology sales. Sales in Europe and Asia Pacific decreased 20% and 13%, respectively. The reduction in Europe is principally as a result of a $3.3 million decline in sales of etch and deposition products, primarily to data storage customers. The decline in Asia Pacific is principally as a result of a 21% decrease in sales of atomic force microscopes (AFMs) with declines principally in the semiconductor industry, and a 32% drop off in sales of optical metrology products to data storage customers. Sales in Japan increased 18% from the 2002 comparable period, with metrology sales up 42% due to a 40% increase in the sale of AFMs, mostly to semiconductor customers. The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

        Process equipment sales of $34.3 million for the three months ended June 30, 2003, decreased by $2.7 million, or 7%, from the comparable 2002 period. The decrease in process equipment sales primarily resulted from a $4.8 million decline in sales of etch and deposition products, principally to the data storage industry, partially offset by a $2.2 million increase in the sale of molecular beam epitaxy (MBE) equipment to the wireless telecommunications and semiconductor industries. Metrology sales of $39.1 million for the three months ended June 30, 2003, declined slightly (3%) from comparable prior period sales of $40.4 million, a result of a $2.8 million drop in sales of optical metrology products, predominantly to the data storage industry, offset in part by a $1.5 million increase in sales of AFMs to research customers.

        Veeco received $64.0 million of orders during the three months ended June 30, 2003, an 18% decrease compared to $78.2 million for the comparable 2002 period. Process equipment orders decreased 26% to $27.5 million, principally attributable to a decline in orders for etch and deposition equipment from data storage customers. Metrology orders for the three months ended June 30, 2003, decreased by 11% from the comparable 2002 period to $41.1 million. This is a result of a $6.4 million decrease in orders for AFM products, mainly to semiconductor customers, offset in part by a $1.7 million increase in orders for optical metrology equipment. The Company's second quarter book/bill ratio for 2003, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 0.87 to 1.

        The order and sales declines continue to be a result of the general economic slowdown that has had a very significant impact on the telecommunications, data storage and semiconductor markets that the Company serves.

        The Company's backlog of approximately $79.3 million at June 30, 2003, generally consists of product orders for which purchase orders have been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company's orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company's future performance. Due to the current weak business environment, the Company may experience cancellation and/or rescheduling of orders. The Company had order cancellations of approximately $2.0 million during the quarter.

        Gross profit for the three months ended June 30, 2003, was $32.8 million, or 44.6% of net sales, compared to 45.5% in the second quarter of 2002. The decline in gross margin percentage in 2003 is primarily attributed to the following factors: approximately $1.1 million from revenue and gross profit deferrals related to SAB 101, approximately $1.0 million from the sale of inventory at discounted prices pursuant to the Company's inventory reduction plan and approximately $1.0 million from product mix and other factors. Partially offsetting these factors was a $2.4 million reduction in direct labor and overhead spending, resulting from the plant consolidations initiated in the fourth quarter of 2002.

        Selling, general and administrative expenses of $18.6 million for the three months ended June 30, 2003, decreased by approximately $0.8 million from the second quarter of 2002, primarily due to the effect of cost reduction efforts implemented by the Company beginning in the fourth quarter of 2002 and continuing through the second quarter of 2003, as well as a decrease in selling and commission expenses as a result of the decreased sales volume.

        Research and development expenses of $11.0 million for the three months ended June 30, 2003, decreased by approximately $2.9 million, or 21%, from the comparable period of 2002, as a result of cost reduction efforts implemented by the Company, which included the elimination and consolidation of certain facilities. The decrease relates to spending reductions in all areas, other than AFM products.

        Amortization expense totaled $3.2 million in both the three months ended June 30, 2003 and 2002, respectively. Amortization expense primarily relates to intangible assets acquired as part of the acquisitions of Applied Epi Inc. and TM Microscopes in the third quarter of 2001.

        Other income was less than $0.1 million during the quarter ended June 30, 2003, compared to other income of $0.3 million in the second quarter of 2002, which resulted from foreign currency exchange gains.

        During the three months ended June 30, 2003, the Company incurred a restructuring charge of approximately $0.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the continued decline in the markets in which the Company operates. This charge includes severance related costs for approximately 50 employees, which included management, administration and manufacturing employees located at the Company's Fort Collins, Colorado, and Plainview and Rochester, New York process equipment operations, the San Diego and Santa Barbara, California and Tucson, Arizona, metrology facilities and the sales and service office located in Munich, Germany. A charge of $1.1 million was taken in the comparable quarter of 2002, mostly for severance related costs for approximately 30 employees, including both management and manufacturing employees principally located in the process equipment segment. As of June 30, 2003, approximately $0.5 million of the 2003 charge has been paid and approximately $0.3 million remains accrued, with the majority of this balance to be paid by the end of 2003.

        Interest expense, net, of $1.9 million for the three months ended June 30, 2003, increased $0.4 million from the comparable 2002 period due to a reduction in interest income earned as a result of lower interest rates and a lower cash balance during the quarter ended June 30, 2003.

        Income taxes for the three months ended June 30, 2003 amounted to a $1.5 million income tax benefit, or 57% of loss before income taxes, as compared to $1.9 million, or 53% of loss before income taxes, for the same period of 2002. The higher than statutory effective benefit rate of 57% in 2003 and 53% in 2002 is a result of the impact of foreign and state tax benefits.

Six Months Ended June 30, 2003 and 2002

        Net sales were $139.2 million for the six months ended June 30, 2003, representing a decrease of approximately $18.3 million, or 12%, from the comparable 2002 period. The decrease is primarily as a result of a $17.9 million, or 22%, decrease in process equipment sales. Sales in the U.S., Europe, Japan and Asia Pacific accounted for 38%, 18%, 22% and 22%, respectively, of the Company's net sales for the six months ended June 30, 2003. Sales in the U.S. decreased by 27%, principally attributable to a $19.4 million decrease in process equipment sales, $17.5 million in etch and deposition products, mostly to the data storage industry, as well as a $1.4 million decline in MBE sales, predominantly to the wireless telecommunications industry. Metrology sales in the U.S. were flat as compared to the 2002 comparable period. Sales in Europe and Asia Pacific declined by 9% and 3%, respectively. The reduction of European sales resulted principally from a 29% decline in the sale of process equipment products. Sales in Japan increased by 19%, primarily as a result of a $4.8 million increase in etch and deposition sales. Metrology sales in Japan remained relatively flat from the 2002 comparable period, increasing by 2% due to increased sales of AFMs.

        Process equipment sales were $63.9 million for the six months ended June 30, 2003, a decrease of approximately $17.9 million, from the comparable 2002 period. This is principally as a result of a $17.0 million reduction in sales of etch and deposition products to the data storage industry. Metrology sales for the six months ended June 30, 2003, were $75.3 million, flat compared to the $75.7 million of sales during the 2002 comparable period.

        Veeco received $136.7 million of orders for the six months ended June 30, 2003, an 8% decrease compared to $148.5 million of orders in the comparable 2002 period. Process equipment orders decreased 13% to $65.8 million, reflecting decreases in orders from telecommunications (14%), semiconductor (59%) and research (41%) customers, respectively. Data storage orders increased by 4% from the prior year. Metrology orders decreased 3% to $70.9 million due to a 5% decrease in AFM orders. The Company's book/bill ratio for the six months ended June 30, 2003 was 0.98 to 1.

        Gross profit for the six months ended June 30, 2003, as a percentage of net sales increased to 46.0%, from 43.8% in the comparable 2002 period. The improvement in gross margin percentage in 2003 is primarily attributed to an approximately $4.0 million reduction in direct labor and overhead spending, resulting from the plant consolidations initiated in the fourth quarter of 2002, partially offset by the impact of lower final acceptances on bifurcated sales and product mix and other factors.

        Selling, general and administrative expenses of $36.2 million for the six months ended June 30, 2003, represent a decrease of approximately $2.2 million from the comparable 2002 period, principally due to a decrease in selling and commission expense in response to the decreased sales volume, resulting in cost reduction actions implemented by the Company in the fourth quarter of 2002 and the first half of 2003.

        Research and development expenses of $22.5 million for the six months ended June 30, 2003, represent a decrease of approximately $4.7 million, or 17%, from the comparable period of 2002, as a result of cost reduction actions principally in process equipment, which included the elimination and consolidation of certain facilities.

        Amortization expense totaled $6.3 million for the six months ended June 30, 2003 compared with $6.9 million in the comparable 2002 period, due to the acquisition of intangible assets described in the three-month results. The decrease is primarily due to certain customer related intangible assets that had useful lives of less than one year and were fully amortized by the second quarter of 2002.

        Other income, net, for the six months ended June 30, 2003, of $0.9 million principally resulted from a gain of $0.7 million realized from the sale of a process equipment fixed asset held for sale, which had been used as a laboratory tool plus, $0.2 million in foreign currency exchange gains compared to a $0.2 million exchange gain in the first half of 2002.

        During the six months ended June 30, 2003, the Company incurred a restructuring charge of $1.5 million, primarily for severance related costs for approximately 70 people, including management, administration and manufacturing employees located at the Company's Fort Collins, Colorado, and Plainview and Rochester, New York process equipment operations, the San Diego and Santa Barbara, California and Tucson, Arizona, metrology facilities and the sales and service office located in Munich, Germany. These charges relate to a cost reduction program initiated in the fourth quarter of 2002. A charge of $1.9 million was taken in the comparable period of 2002, mostly for severance related costs for approximately 90 employees, including both management and manufacturing employees primarily located throughout all of the Company's process equipment businesses, as well as its Minnesota metrology operation. As of June 30, 2003, $0.5 million of the 2003 charge was still accrued. The majority of the balance is expected to be paid by the end of 2003.

        Interest expense, net, of $3.7 million for the six months ended June 30, 2003, increased $0.7 million from the comparable 2002 period due to a reduction in interest income earned as a result of lower interest rates and a lower cash balance during the six months ended June 30, 2003.

        Income taxes for the six months ended June 30, 2003, amounted to a $2.4 million income tax benefit, or 45% of loss before income taxes, as compared to $3.5 million, or 42% of loss before income taxes, for the same period of 2002. The higher than statutory effective benefit rate of 45% in 2003 and 42% in 2002 is a result of the impact of foreign and state tax benefits.

Liquidity and Capital Resources

        Cash provided by operations was $1.7 million for the six months ended June 30, 2003, as compared to cash used in operations of $2.7 million for the comparable 2002 period. Net loss adjusted for non-cash items provided operating cash flows of $3.3 million for the six months ended June 30, 2003, compared to $3.6 million for the comparable 2002 period. The amount of net loss adjusted for non-cash items for the six months ended June 30, 2003, was offset by a decrease in net operating assets and liabilities of $1.6 million. Inventories decreased by approximately $3.5 million as a result of management's Company wide effort to reduce inventory levels. Accounts payable increased by $5.9 million, principally as a result of the timing of payments. Deferred profit decreased by $2.7 million, principally due to revenue recognition on tools that received final acceptance during the quarter, as well as a decrease in the number of tools that are deferred as of June 30, 2003. Other reductions in accrued expenses were a result of decreases in accrued restructuring charges of $5.6 million, customer deposits of $1.3 million, VAT and other taxes of $1.0 million and other accrued liability reductions of $1.8 million.

        Cash used in investing activities of $5.2 million for the six months ended June 30, 2003 is a result of capital expenditures of $4.7 million and purchases of the net assets of acquired businesses of $6.0 million, offset in part by the maturity of long-term investments related to the Company's subordinated debt of $4.3 million, as well as proceeds from the sale of assets held for sale of $1.1 million.

        At June 30, 2003, Veeco's contractual cash obligations and commitments relating to its debt obligations and lease payments are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$230,427	$323	$522	$5,975	$223,607
Operating leases	13,350	1,567	4,147	3,400	4,236
Letters of credit	12	12	—	—	—

	$243,789	$1,902	$4,669	$9,375	$227,843

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $100.0 million credit facility (the "Facility") will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months, as well as the Company's contractual obligations, detailed in the above table, over the next five years. As of June 30, 2003, the Company was in compliance with the covenants set forth in the Facility.

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

        Revenue Recognition:    The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller's price is fixed or determinable and collectibility is reasonably assured in accordance with SAB 101. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At June 30, 2003 and December 31, 2002, $1.6 million and $1.4 million, respectively, are recorded in accounts receivable and deferred profit pertaining to customer retentions. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new applications of the Company's products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At June 30, 2003 and December 31, 2002, $1.6 million and $4.6 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been deferred. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Veeco's net sales to foreign customers represented approximately 62% of Veeco's total net sales for both the three and six months ended June 30, 2003, respectively, and 64% and 54% for the three and six months ended June 30, 2002, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 22% and 26% of Veeco's total net sales for the three and six months ended June 30, 2003, respectively, and 20% of Veeco's total net sales for both the three and six months ended June 30, 2002, respectively. The aggregate foreign currency exchange loss, net of realized gains and losses on forward exchange contracts, in both the second quarter of 2003 and 2002, respectively, was immaterial. The aggregate foreign currency exchange gain included in determining consolidated results of operations was $0.2 million, net of $0.5 million of realized hedging losses on forward exchange contracts in both the six months ended June 30, 2003 and June 30, 2002, respectively. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have had the largest impact on translating Veeco's international operating profit related to the exchange rates for the Japanese Yen and the Euro. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany balances and other known currency exposures. The average notional amount of such contracts was approximately $3.4 million and $3.0 million for the three and six months ended June 30, 2003, respectively. As of June 30, 2003, there were no open forward contracts.

Item 4. Controls and Procedures.

        The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There have not been any changes in the Company's internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

        The annual meeting of stockholders of the Company was held on May 9, 2003. The matters voted on at the meeting were: (a) the election of three directors: (i) Edward H. Braun, (ii) Richard A. D'Amore and (iii) Douglas A. Kingsley; (b) approval of an amendment to the Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan; (c) approval of an amendment to the Veeco Instruments Inc. 2000 Stock Option Plan; (d) approval of a one-time exchange of certain outstanding stock options for a lesser number of new stock options to be granted at least six months and one day from the cancellation of the surrendered options; and (e) ratification of the Board's appointment of Ernst & Young as the independent auditors of the Company's financial statements for the year ending December 31, 2003. As of the record date for the meeting, there were 29,225,051 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting. The results of the voting were as follows:

Matter	For	Withheld	Broker Non-Votes
(a)(i)	21,447,239	1,609,819	0
(a)(ii)	21,068,249	1,988,809	0
(a)(iii)	21,172,136	1,884,922	0
Matter	For	Against	Abstained	Broker Non-Votes
(b)	21,944,315	782,821	329,922	0
(c)	16,762,868	5,960,193	333,997	0
(d)	17,160,425	5,860,965	35,668	0
(e)	22,395,314	608,457	53,287	0

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

  (a)
  Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Amendment No. 1 to the Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan, effective January 1, 2003.	*
10.2	Amendment No. 3 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 9, 2003.	*
10.3	Employment Agreement dated as of April 1, 2003 between Veeco Instruments Inc. and Edward H. Braun.	*
10.4	Employment Agreement dated as of April 1, 2003 between Veeco Instruments Inc. and Don R. Kania.	*
10.5	Employment Agreement dated as of April 1, 2003 between Veeco Instruments Inc. and John F. Rein, Jr.	*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*
Filed herewith

(b)
Reports on Form 8-K.

        The Registrant filed a Current Report on Form 8-K on July 29, 2003 in connection with the issuance of its press release announcing the results for the three and six month periods ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2003	VEECO INSTRUMENTS INC.
	By:	/s/ EDWARD H. BRAUN Edward H. Braun Chairman and Chief Executive Officer
	By:	/s/ JOHN F. REIN, JR. John F. Rein, Jr. Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Amendment No. 1 to the Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan, effective January 1, 2003.	*
10.2	Amendment No. 3 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 9, 2003.	*
10.3	Employment Agreement dated as of April 1, 2003 between Veeco Instruments Inc. and Edward H. Braun.	*
10.4	Employment Agreement dated as of April 1, 2003 between Veeco Instruments Inc. and Don R. Kania.	*
10.5	Employment Agreement dated as of April 1, 2003 between Veeco Instruments Inc. and John F. Rein, Jr.	*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*
Filed herewith

QuickLinks

SAFE HARBOR STATEMENT
VEECO INSTRUMENTS INC. INDEX
Veeco Instruments Inc. and Subsidiaries Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)
Veeco Instruments Inc. and Subsidiaries Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)
Veeco Instruments Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands)
Veeco Instruments Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
Veeco Instruments Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
SIGNATURES
EXHIBIT INDEX