Form 10-Q
period 2003-09-30
VEECO INSTRUMENTS INC
filed 2003-11-10
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2989601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Sunnyside Blvd. Woodbury, NY	11797
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (516) 677-0200

Website: www.veeco.com

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

29,291,073 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on November 5, 2003.

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

•                                          changes in foreign currency exchange rates, and

•                                          the other matters discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and in the Company’s Quarterly Report(s) on Form 10-Q filed since December 31, 2002.

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2003	2002

Net sales	$63,144	$72,753
Cost of sales	32,845	38,405
Gross profit	30,299	34,348
Costs and expenses:
Selling, general and administrative expense	15,874	19,033
Research and development expense	10,970	13,915
Amortization expense	3,262	3,197
Other expense, net	146	180
Restructuring expense, net	1,804	83
Operating loss	(1,757)	(2,060)
Interest expense, net	2,050	1,388
Loss before income taxes	(3,807)	(3,448)
Income tax benefit	(1,692)	(1,366)
Net loss	$(2,115)	$(2,082)

Loss per common share:

Net loss per common share	$(0.07)	$(0.07)

Diluted net loss per common share	$(0.07)	$(0.07)

Weighted average shares outstanding	29,262	29,137
Diluted weighted average shares outstanding	29,262	29,137

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Net sales	$202,372	$230,241
Cost of sales	108,073	126,956
Gross profit	94,299	103,285
Costs and expenses:
Selling, general and administrative expense	52,027	57,405
Research and development expense	33,497	41,172
Amortization expense	9,563	10,116
Other income, net	(749)	(56)
Restructuring expense, net	3,261	1,970
Operating loss	(3,300)	(7,322)
Interest expense, net	5,703	4,351
Loss from continuing operations before income taxes	(9,003)	(11,673)
Income tax benefit	(4,056)	(4,820)
Loss from continuing operations	(4,947)	(6,853)
Loss on disposal of discontinued operations, net of taxes	—	(346)
Net loss	$(4,947)	$(7,199)

Loss per common share:

Loss per common share from continuing operations	$(0.17)	$(0.24)
Loss from discontinued operations	—	(0.01)
Net loss per common share	$(0.17)	$(0.25)

Diluted loss per common share from continuing operations	$(0.17)	$(0.24)
Loss from discontinued operations	—	(0.01)
Diluted net loss per common share	$(0.17)	$(0.25)

Weighted average shares outstanding	29,245	29,081
Diluted weighted average shares outstanding	29,245	29,081

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$215,159	$214,295
Accounts receivable, less allowance for doubtful accounts of $2,082 in 2003 and $2,815 in 2002	62,912	68,777
Inventories	86,074	86,250
Prepaid expenses and other current assets	14,324	18,392
Deferred income taxes	27,963	31,549
Total current assets	406,432	419,263
Property, plant and equipment at cost, less accumulated depreciation of $60,747 in 2003 and $56,878 in 2002	55,554	55,872
Goodwill	33,782	30,658
Purchased technology, less accumulated amortization of $22,548 in 2003 and $15,287 in 2002	34,020	39,331
Other intangible assets, less accumulated amortization of $13,517 in 2003 and $11,215 in 2002	13,084	14,425
Long-term investments	13,318	17,483
Deferred income taxes	39,497	28,888
Other assets, net	725	898
Total assets	$596,412	$606,818

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$14,172	$13,078
Accrued expenses	37,844	44,993
Deferred profit	2,363	5,966
Income taxes payable	4,821	3,808
Current portion of long-term debt	328	312
Total current liabilities	59,528	68,157
Long-term debt, net of current portion	230,020	230,273
Other non-current liabilities	1,104	815

Shareholders’ equity	305,760	307,573
Total liabilities and shareholders’ equity	$596,412	$606,818

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities

Net loss	$(4,947)	$(7,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,169	21,090
Deferred income taxes	(6,941)	(9,050)
Stock option income tax benefit	152	990
Other	(219)	414
Loss on disposal of discontinued operations	—	346
Changes in operating assets and liabilities:
Accounts receivable	8,001	10,489
Inventories	2,619	(2,595)
Accounts payable	989	1,340
Accrued expenses, deferred profit and other current liabilities	(10,313)	(23,271)
Other, net	354	(6,107)
Net cash provided by (used in) operating activities	6,864	(13,553)
Investing Activities

Capital expenditures	(6,464)	(6,278)
Net assets of business acquired	(5,980)	—
Proceeds from sale of assets held for sale	2,332	—
Proceeds from sale of property, plant and equipment	—	1,790
Proceeds from sale of industrial measurement business	—	3,750
Net maturities of long-term investments	4,165	1,581
Net cash (used in) provided by investing activities	(5,947)	843
Financing Activities

Proceeds from stock issuance	368	984
Repayment of long-term debt, net	(237)	(1,234)
Proceeds from issuance of long-term debt	—	20,000
Payment for debt issuance costs	—	(1,279)
Net cash provided by financing activities	131	18,471
Effect of exchange rates on cash and cash equivalents	(184)	(1,275)
Net change in cash and cash equivalents	864	4,486
Cash and cash equivalents at beginning of period	214,295	203,154
Cash and cash equivalents at end of period	$215,159	$207,640

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares of approximately 329,000 and 242,000 for the three and nine months ended September 30, 2003, respectively, and 159,000 and 290,000 for the three and nine months ended September 30, 2002, respectively, were antidilutive, therefore diluted loss per share is not presented for such periods.

The following table sets forth the reconciliation of diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Weighted average shares outstanding	29,262	29,137	29,245	29,081
Dilutive effect of stock options and warrants	—	—	—	—
Diluted weighted average shares outstanding	29,262	29,137	29,245	29,081

In addition, the effect of the assumed conversion of subordinated convertible notes into approximately 5.7 million common equivalent shares is antidilutive for the three and nine months ended September 30, 2003 and 2002, respectively, and therefore is not included in the above diluted weighted average shares outstanding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)

Net loss, as reported	$(2,115)	$(2,082)	$(4,947)	$(7,199)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,822)	(5,487)	(12,451)	(15,286)

Pro forma net loss	$(5,937)	$(7,569)	$(17,398)	$(22,485)

Loss per common share:
Net loss per common share, as reported	$(0.07)	$(0.07)	$(0.17)	$(0.25)
Net loss per common share, pro forma	$(0.20)	$(0.26)	$(0.59)	$(0.77)
Diluted net loss per common share, as reported	$(0.07)	$(0.07)	$(0.17)	$(0.25)
Diluted net loss per common share, pro forma	$(0.20)	$(0.26)	$(0.59)	$(0.77)

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Note 2—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$45,946	$48,657
Work-in-progress	21,709	21,763
Finished goods	18,419	15,830
	$86,074	$86,250

Accrued Warranty

The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  Changes in the Company’s warranty liability during the period are as follows (in thousands):

Balance as of January 1, 2003	$4,481
Warranties issued during the period	1,568
Settlements made during the period	(1,771)
Changes in liability for pre-existing warranties during the period, including expirations	(70)
Balance as of September 30, 2003	$4,208

Note 3—Segment Information

The following table represents the reportable product segments of the Company, in thousands:

	Process Equipment	Metrology	Unallocated Corporate Amount	Restructuring Charges	Total
Three Months Ended September 30, 2003
Net sales	$24,891	$38,253	$—	$—	$63,144
(Loss) income from continuing operations before interest, taxes and amortization	(573)	5,572	(1,690)	(1,804)	1,505
Three Months Ended September 30, 2002
Net sales	30,495	42,258	—	—	72,753
(Loss) income from continuing operations before interest, taxes and amortization	(7,362)	10,071	(1,489)	(83)	1,137
Nine Months Ended September 30, 2003
Net sales	88,779	113,593	—	—	202,372
Income (loss) from continuing operations before interest, taxes and amortization	1,592	14,534	(6,602)	(3,261)	6,263
Total assets	159,559	139,291	297,562	—	596,412
Nine Months Ended September 30, 2002
Net sales	112,270	117,971	—	—	230,241
(Loss) income from continuing operations before interest, taxes and amortization	(11,614)	21,887	(5,509)	(1,970)	2,794
Total assets	$301,645	$139,187	$309,084	$—	$749,916

Corporate total assets are principally comprised of cash and deferred tax assets.

The following table outlines the components of goodwill by business segment at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002

Process Equipment	$8,413	$8,413
Metrology	25,369	22,245

Total	$33,782	$30,658

Note 4 — Comprehensive Loss

As defined by the Financial Accounting Standards Board (“FASB”), comprehensive loss/income is the change in equity of a business enterprise from transactions, other events, and circumstances from nonowner sources during a period.  The Company incurred a total comprehensive loss of  $0.2 million and $2.3 million for the three and nine months ended September 30, 2003, respectively, and a total comprehensive loss of  $2.7 million and $4.7 million for the three and nine months ended September 30, 2002, respectively. The Company’s comprehensive loss is comprised of net loss, foreign currency translation adjustments and minimum pension liability.

Note 5 — Recent Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) finalized EITF Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses the issue of how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company adopted EITF 00-21 effective July 1, 2003. The adoption of EITF 00-21 did not have a material impact on the consolidated financial position or results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of December 31, 2003 for companies reporting on a calendar year basis. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. The adoption of FIN 46 is not expected to have a significant impact on the consolidated financial position or results of operations of the Company.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  It also substantially nullifies EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of the adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The  adoption of SFAS No. 149  did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as a liability in the balance sheet. For public companies, the statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first quarter commencing after June 15, 2003. The adoption of SFAS 150 did not have a material effect on  the Company’s financial position or results of operations.

Note 6—Restructuring

Restructuring

In response to the significant decline in the business environment and current market conditions, the Company has restructured its business and operations. The actions giving rise to the restructuring charges described below were implemented in order for Veeco to remain competitive and such actions are expected to benefit Veeco by reducing future operating costs.

2003 Restructuring Charges

During the three months ended September 30, 2003, the Company incurred a restructuring charge of approximately $1.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the continued decline in the markets in which the Company operates.  This charge includes severance related costs for approximately 50 employees, which included management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado, and Plainview, New York process equipment operations, the San Diego, Sunnyvale and Santa Barbara, California and Tucson, Arizona metrology facilities and the sales and service office located in Munich, Germany.  As of September 30, 2003, approximately $0.6 million has been paid and approximately $1.2 million remains accrued.  Of this amount, approximately $0.5 million is expected to be paid by the end of 2003 and approximately $0.7 million is to be paid in equal payments on a monthly basis through the third quarter of 2005.

During the three months ended June 30, 2003, the Company incurred a restructuring charge of approximately $0.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the continued decline in the markets in which the Company operates. This charge included severance related costs for approximately 50 employees, which included management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado, and Plainview and Rochester, New York process equipment operations, the San Diego and Santa Barbara, California and Tucson, Arizona metrology facilities and the sales and service office located in Munich, Germany.  As of September 30, 2003, approximately $0.6 million has been paid and approximately $0.2 million remains accrued, with the majority of this balance to be paid by the end of 2003.

During the three months ended March 31, 2003, the Company incurred a restructuring charge of approximately $0.7 million related to the reduction in work force announced in the fourth quarter of 2002. This charge included severance related costs for approximately 20 employees, which included both management and manufacturing employees located at the Company’s Fort Collins, Colorado and Plainview and Rochester, New York process equipment operations. As of September 30, 2003, approximately $0.5 million has been paid and approximately $0.2 million remains accrued, and is expected to be paid by the end of 2003.

A reconciliation of the liability for the restructuring charge for the first, second and third quarters of 2003 for severance related costs is as follows (in millions):

	Third Quarter 2003 Charge	Second Quarter 2003 Charge	First Quarter 2003 Charge

Charged to accrual	$1.8	$0.8	$0.7
Cash payments during the quarter ended March 31, 2003	—	—	0.3
Cash payments during the quarter ended June 30, 2003	—	0.5	0.2
Cash payments during the quarter ended September 30, 2003	0.6	0.1	—
Balance as of September 30, 2003	$1.2	$0.2	$0.2

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

The $2.6 million charge for personnel and business relocation costs included severance costs of approximately $1.6 million and business relocation costs of approximately $1.0 million. The severance charges related to a workforce reduction of approximately 180 employees, located in all operations of the Company. The majority of the job classifications affected were in production, purchasing, engineering, service, sales and marketing and were concentrated in the process equipment segment. Business relocation costs of $1.0 million included costs related to rental payments and/or lease termination fees on lease agreements relating to locations vacated by the

Company. In addition, the business relocation costs included operating costs of the Rochester facility that had ceased manufacturing operations as of December 31, 2002. Operating costs will continue to be incurred while the building is being marketed for sale and until such time that it is sold. As of September 30, 2003, the entire accrual of $1.6 million for termination benefits has been paid. As of September 30, 2003, approximately $0.9 million of business relocation costs have been paid and approximately $0.1 million remains accrued. The remainder is anticipated to be paid monthly through the third quarter of 2005.

On July 11, 2002, the Company entered into a merger agreement with FEI Company (“FEI”), headquartered in Hillsboro, Oregon. On January 8, 2003, the agreement was terminated. Veeco incurred approximately $6.4 million in expenses related to the proposed merger with FEI. Merger-related costs were initially accounted for as an asset, and the Company intended to allocate these direct costs to the purchase price of the acquisition. However, due to the termination of the merger agreement, these costs were written off during the fourth quarter of 2002. These costs included legal, accounting, tax, investment banking and regulatory fees and printing costs. During the second quarter of 2003, the established accrual of $6.4 million was expended, and an additional liability of $0.5 million was accrued due to unforeseen additional costs incurred. As of September 30, 2003, the remaining $0.5 million accrual has been  paid.

During the three months ended September 30, 2002, the Company incurred a restructuring charge of approximately $0.9 million related to cost reduction efforts in response to continuing poor industry conditions and the decreased level of new orders. The $0.9 million charge included severance related costs for approximately 40 management and manufacturing employees principally located in the process equipment segment. This charge was offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan of the process equipment segment.  As of September 30, 2003, approximately $0.7 million has been expended. During the second quarter 2003, the Company determined that the remaining $0.2 million was no longer necessary and the balance was reversed into the restructuring charge.

During the three months ended June 30, 2002, the Company incurred a restructuring charge of approximately $1.1 million related to the reductions in work force announced in the fourth quarter of 2001 and the first quarter of 2002. The $1.1 million charge included severance related costs for approximately 30 employees, which included both management and manufacturing employees principally located in the process equipment segment. As of September 30, 2003, approximately $1.0 million has been expended and the Company determined that the remaining $0.1 million was no longer necessary and the balance was reversed into the restructuring charge during the third quarter of 2003.

A reconciliation of the fourth quarter 2002 liability for personnel, business relocation and merger related costs is as follows (in millions):

	Accrued Severance Costs	Accrued Business Relocation Costs	Accrued Merger Costs

Charged to accrual	$1.6	$1.0	$6.4
Cash payments through December 31, 2002	1.0	0.1	3.7
Cash payments during the quarter ended March 31, 2003	0.6	0.2	2.4
Cash payments during the quarter ended June 30, 2003	—	0.4	0.3
Charged to accrual during the quarter ended June 30, 2003	—	—	0.5
Cash payments during the quarter ended September 30, 2003	—	0.2	0.5
Balance as of September 30, 2003	$0.0	$0.1	$0.0

2001 Restructuring Charges

During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This downturn has affected Veeco’s customers’ ability to purchase capital equipment and was evidenced by a significant decline in the order rate for the Company’s products. The $20.0 million charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million related to the write-down of long-lived assets. Of the $13.6 million write-off of inventory, approximately $9.6 million was associated with the Company’s process equipment segment, which sells primarily to the telecommunications and data storage industries, and approximately $4.0 million related to Veeco’s metrology segment, which sells mainly to the semiconductor, research and data storage industries. During 2001, Veeco experienced a significant amount of order cancellations for products for which many of the raw materials had been purchased prior to the cancellation date due to the amount of lead-time necessary to build many of these tools. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, located in all operations of the Company. The majority of the job classifications that were eliminated included manufacturing, sales and marketing, and was necessary due to the downturn in the economy. As of September 30, 2003, approximately $2.6 million of personnel and business relocation costs have been paid, $0.2 million relating to severance was deemed unnecessary and was reversed into the restructuring charge during the second quarter of 2003, and $0.2 million related to business relocation remains accrued.  This liability relates to rental payments on a lease agreement for space the Company has vacated and will be paid over the next three years. The write-down of long-lived assets to estimated fair value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line of approximately $2.5 million, as well as the write-down of certain machinery and equipment of approximately $0.9 million, which was deemed to have no future value.

A reconciliation of the 2001 liability for personnel and business relocation costs is as follows (in millions):

	Accrued Severance Costs	Accrued Lease Costs

Charged to accrual	$2.6	$0.4
Cash payments through December 31, 2001	1.2	—
Cash payments through December 31, 2002	1.2	0.1
Cash payments during the quarter ended March 31, 2003	—	—
Cash payments during the quarter ended June 30, 2003	—	0.1
Reversal of prior period accrual during the quarter ended June 30, 2003	0.2	—
Cash payments during the quarter ended September 30, 2003	—	—

Balance as of September 30, 2003	$0.0	$0.2

Note 7 – Recent Events

Acquisition

On June 5, 2003, the Company acquired the atomic force microscope (AFM) probe business of NanoDevices Incorporated (“NanoDevices”), based in Santa Barbara, California, for cash and a potential future cash earn out payment.   NanoDevices supplies probes and other components of the nanometer scale in atomic force microscopy.  The acquisition was accounted for using the purchase method of accounting.  Results of operations prior to the acquisition are not material to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003.  The results of operations for NanoDevices for the period from June 6, 2003 through September 30, 2003 are included within the metrology operating segment of the Company in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003.

Litigation

On September 17, 2003, the Company filed a lawsuit in the United States District Court for the Central District of California against Asylum Research Inc. The lawsuit alleges that the manufacture, use and sale of Asylum’s MFP-3D atomic force microscope constitute willful infringement of five patents owned by the Company, as well as other claims. The Company is suing for unspecified monetary damages and a permanent injunction to stop infringement. Asylum is a privately held company founded by former Veeco employees.

Note 8 – Subsequent Events

On November 3, 2003, the Company purchased the net assets of Emcore Corporation’s (“Emcore”) metal organic chemical vapor deposition (“MOCVD”) business for $60 million in cash and an earnout feature that could require the Company to pay up to an additional $20 million based upon the achievement of future results.  The purchased MOCVD business includes the assets necessary for engineering, design and manufacturing of MOCVD (TurboDisc) systems ranging from R&D to high-volume production systems, the business unit’s manufacturing facility and applications lab located in Somerset, New Jersey and Emcore’s significant MOCVD intellectual property.  It is expected that approximately 120 employees of Emcore involved in the TurboDisc business will become employees of Veeco.  The acquisition will be accounted for under the purchase method of accounting.  At this time, the purchase price allocation for this transaction has not yet been completed.  Further information regarding this transaction, including the purchase price allocation, will be included in the Company’s Form 10-K for the year ending December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Three Months Ended September 30, 2003 and 2002

Net sales of $63.1 million for the three months ended September 30, 2003, represent a decrease of $9.7 million, or 13%, from the 2002 comparable period of $72.8 million,  resulting from a decrease in process equipment product sales of $5.6 million and a $4.0 million decline in metrology sales. Sales in the U.S., Europe, Japan and Asia Pacific, accounted for 38%, 15%, 21% and 26%, respectively, of the Company’s net sales for the three months ended September 30, 2003. Sales in the U.S. decreased 23% from the prior year.  This decrease was a result of a 35% decline in process equipment sales, plus a 12% decrease in metrology sales from reduced atomic force microscope (AFM) sales to semiconductor and scientific research customers. Sales in Europe decreased 27%, mostly due to a $2.3 million decrease in automated AFM sales, primarily to semiconductor customers, and a $1.1 million decrease in molecular beam epitaxy (MBE), primarily in scientific research and telecom/wireless.  Japan and Asia Pacific increased 6% and 3%, respectively. The increase in Japan is due to a $2.3 million increase in process equipment, mostly etch and deposition sales to the data storage industry, partially offset by a $1.7 million decline in metrology, mostly research AFMs sold to scientific research customers.  The increase in Asia Pacific is due to increases in metrology of $2.0 million, mostly AFMs and slider crown systems, offset by a $1.5 million decrease in process equipment, with declines in etch and deposition equipment sales to the data storage industry partially offset by a $3.5 million increase in MBE sales to telecommunications customers.  The Company believes that there will continue to be quarter-to-quarter variations in the geographic concentration of sales.

Process equipment sales of $24.9 million for the three months ended September 30, 2003, decreased by $5.6 million, or 18%, from the comparable 2002 period. The decrease in process equipment sales was in both etch and deposition products, principally to the data storage industry.  Metrology sales of $38.2 million for the three months ended September 30, 2003 declined 9% from comparable prior period sales of $42.2 million, a result of a $4.5 million drop in sales of AFM products, predominantly to the semiconductor industry, offset in part by a $0.5 million increase in sales of optical metrology equipment.

Veeco received $64.0 million of orders during the three months ended September 30, 2003, an 8% decrease compared to $69.4 million for the comparable 2002 period. Process equipment orders decreased 10% to $27.2 million, principally attributable to a $6.8 million decline in orders for MBE equipment to the telecom/wireless and semiconductor industries, partially offset by a $3.7 million increase in etch and deposition equipment.   Metrology orders for the three months ended September 30, 2003 decreased by 6% from the comparable 2002 period to $36.9 million.   This is a result of a $1.7 million decrease in orders for AFM products, mainly to scientific research customers, and a $0.6 million decrease in orders for optical metrology equipment.  The Company’s third quarter book/bill ratio for 2003, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 1.01 to 1.

The order and sales declines continue to be a result of the general economic slowdown that has had a very significant impact on the wireless telecommunications, data storage and semiconductor markets that the Company serves.

The Company’s backlog of approximately $81.1 million at September 30, 2003, generally consists of product orders for which purchase orders have been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company’s orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company’s future performance. Due to the current weak business environment, the Company may experience cancellation and/or rescheduling of orders. The Company had order cancellations of approximately $0.4 million during the quarter.

Gross profit for the three months ended September 30, 2003, was $30.3 million, or 48.0% of net sales, compared to 47.2% in the second quarter of 2002. The gross margin improvement to 48.0% was achieved, despite a $9.6 million sales volume decrease, as a result of a higher concentration of metrology sales, which have significantly higher gross margins than process equipment.  In addition, process equipment gross margins improved from 31.1% in the 2002 third quarter to 39.6% in the 2003 third quarter largely as a result of the plant consolidations and reductions in employment commenced in the fourth quarter of 2002.

Selling, general and administrative expenses of $15.9 million for the three months ended September 30, 2003, decreased by approximately $3.2 million from the second quarter of 2002, due to the effect of cost reduction efforts implemented by the Company beginning in the fourth quarter of 2002 and continuing through the third quarter of 2003, as well as a decrease in selling and compensation expenses.

Research and development expenses of $11.0 million for the three months ended September 30, 2003, decreased by approximately $2.9 million, or 21%, from the comparable period of 2002, as a result of the efficiencies achieved through the site consolidations implemented in the fourth quarter of 2002, principally in process equipment.

Amortization expense totaled $3.3 million for the three months ended September 30, 2003, remaining at a comparable level to the third quarter of 2002.

During the three months ended September 30, 2003, the Company incurred a restructuring charge of approximately $1.8 million related to the reduction in work force announced in the fourth quarter of 2002. This charge includes severance related costs for approximately 50 employees, which included management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado, and Plainview and Rochester, New York process equipment operations, the San Diego, Sunnyvale, and Santa Barbara, California and Tucson, Arizona, metrology facilities and the sales and service office located in Munich, Germany.  A charge of $0.9 million was taken in the comparable quarter of 2002, mostly for severance related costs for approximately 40 employees, including both management and manufacturing employees principally located in the process equipment segment.  This charge was offset by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan in the process equipment segment.  As of September 30, 2003, approximately $0.6 million of the 2003 charge has been paid and approximately $1.2 million remains accrued, with the majority of this balance to be paid by the end of 2003.

Interest expense, net, of $2.1 million for the three months ended September 30, 2003, increased $0.7 million from the comparable 2002 period due to a reduction in interest income earned as a result of lower interest rates.

Income taxes for the three months ended September 30, 2003 amounted to a $1.7 million income tax benefit, or 44% of loss before income taxes, as compared to $1.4 million, or 40% of loss before income taxes, for the same period of 2002. The higher than statutory effective benefit rate of 44% in 2003 and 40% in 2002 is a result of the impact of foreign tax credits and state tax benefits.

Nine Months Ended September 30, 2003 and 2002

Net sales were $202.4 million for the nine months ended September 30, 2003, representing a decrease of approximately $27.9 million, or 12%, from the comparable 2002 period. The decrease is primarily as a result of a $23.5 million, or 21%, decrease in process equipment sales. Sales in the U.S., Europe, Japan and Asia Pacific accounted for 38%, 17%, 22% and 23%, respectively, of the Company’s net sales for the nine months ended September 30, 2003. Sales in the U.S. decreased by 26%, principally attributable to a $24.9 million decrease in process equipment sales, $19.9 million in etch and deposition products, mostly to the data storage industry, as well as a $3.5 million decline in MBE sales, predominantly to the wireless telecommunications industry.  Metrology sales in the U.S. decreased $2.3 million compared to the 2002 comparable period due to lower sales across all major product lines.  Sales in Europe declined by 15%, principally due to a 31% decline in the sale of process equipment products.  Sales in Japan increased by 15%, primarily as a result of a $9.1 million increase in etch and deposition sales partially offset by a $1.4 million decline in metrology sales, mostly AFMs.  APAC sales were flat from the nine months ending 2003 to the comparable period in 2002, with sales by the major product lines relatively stable.

Process equipment sales were $88.8 million for the nine months ended September 30, 2003, a decrease of approximately $23.5 million from the comparable 2002 period. This is principally as a result of a $12.9 million and $6.9 million reduction in sales of etch and deposition products to the data storage and wireless telecommunications industries, respectively. Metrology sales for the nine months ended September 30, 2003, were $113.6 million, down 4% compared to the $117.9 million of sales during the 2002 comparable period.  The principal decrease came from the optical metrology business, down 10%, mostly to scientific research customers.

Veeco received $200.8 million of orders for the nine months ended September 30, 2003, an 8% decrease compared to $217.9 million of orders in the comparable 2002 period. Process equipment orders decreased 12% to $93.0 million, reflecting a $12.7 million decrease in MBE products.  Metrology orders decreased 4% to $107.8 million due to a 5% decrease in AFM orders. The Company’s book/bill ratio for the nine months ended September 30, 2003 was 0.99 to 1.

Gross profit for the nine months ended September 30, 2003, as a percentage of net sales increased to 46.6%, from 44.9% in the comparable 2002 period.  The improvement in gross margin percentage in 2003, despite a 12.1% sales volume decline, is primarily attributable to a higher concentration of metrology sales, which have significantly higher average gross margins and the improvement of gross margin percentage in process equipment from 33.9% in the nine months ended 2002 to 39.3% in the nine months ended 2003.  The process equipment gross margin percentage improvement is the result of the plant consolidations and reductions in employment commenced in the fourth quarter of 2002.

Selling, general and administrative expenses of $52.0 million for the nine months ended September 30, 2003, represent a decrease of approximately $5.4 million from the comparable 2002 period, principally due to a decrease in selling expense resulting from reduced personnel, occupancy and advertising spending in response to the decreased sales volume.

Research and development expenses of $33.5 million, or 17% of sales for the nine months ended September 30, 2003, represent a decrease of approximately $7.7 million, or 19%, from the comparable period of 2002, as a result of the efficiencies achieved through the consolidation of certain facilities and personnel.

Amortization expense totaled $9.6 million for the nine months ended September 30, 2003 compared with $10.1 million in the comparable 2002 period.  The decrease is primarily due to certain customer related intangible assets that had useful lives of less than one year and were fully amortized by the second quarter of 2002.

Other income, net, for the nine months ended September 30, 2003, of $0.7 million principally resulted from net gains of $0.3 million realized from the sale of a process equipment fixed asset held for sale plus, $0.4 million in foreign currency exchange gains compared to a $0.1 million exchange gain in the first nine months of 2002.

During the nine months ended September 30, 2003, the Company incurred a restructuring charge of $3.3 million, primarily for severance related costs for approximately 100 people, including management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado, and Plainview and Rochester, New York process equipment operations, the San Diego, Sunnyvale, and Santa Barbara, California and Tucson, Arizona, metrology facilities and the sales and service office located in Munich, Germany.  These charges relate to  the cost reduction program initiated in the fourth quarter of 2002. A charge of $2.8 million was taken in the comparable period of 2002, mostly for severance related costs for approximately 130 employees, including both management and manufacturing employees primarily located throughout all of the Company’s process equipment businesses, as well as its Minnesota and San Diego, California metrology operations.  This charge was offset, in part, by approximately $0.8 million of income related to the settlement of a post-retirement health plan.  As of September 30, 2003, $1.6 million of the 2003 charge was still accrued.  The majority of the balance is expected to be paid by the third quarter of 2005.

Interest expense, net, of $5.7 million for the nine months ended September 30, 2003, increased $1.4 million from the comparable 2002 period due to a reduction in interest income earned as a result of lower interest rates and a lower cash balance during the nine months ended September 30, 2003.

Income taxes for the nine months ended September 30, 2003, amounted to a $4.1 million income tax benefit, or 45% of loss before income taxes, as compared to $4.8 million, or 41% of loss before income taxes, for the same period of 2002. The higher than statutory effective benefit rate of 45% in 2003 and 41% in 2002 is a result of the impact of foreign tax credits and state tax benefits.

Liquidity and Capital Resources

Cash provided by operations was $6.9 million for the nine months ended September 30, 2003, as compared to cash used in operations of $13.6 million for the comparable 2002 period.  Net loss adjusted for non-cash items provided operating cash flows of $5.2 million for the nine months ended September 30, 2003, compared to $6.6 million for the comparable 2002 period. The amount of net loss adjusted for non-cash items for the nine months ended September 30, 2003, was offset by a decrease in net operating assets and liabilities of $1.7 million.  Inventories decreased by approximately $2.6 million as a result of management’s Company wide effort to reduce inventory levels.  Accounts receivable decreased by $8.0 million, primarily as a result of the decrease in sales volume during the third quarter of 2003, as well as a significant amount of collections during the quarter.  Accounts payable increased by $1.0 million, principally as a result of the timing of payments.  Deferred profit decreased by $3.6 million, principally due to revenue recognition on tools that received final acceptance during the period, as well as a decrease in the number of tools that were deferred as of September 30, 2003.   Other reductions in accrued expenses were a result of decreases in accrued restructuring charges of $5.5 million, customer deposits of $1.3 million, offset in part by VAT and other accrued liability increases of $0.1 million.

Cash used in investing activities of $5.9 million for the nine months ended September 30, 2003 is a result of capital expenditures of $6.5 million and purchases of the net assets of acquired businesses of $6.0 million, offset in part by the maturity of long-term investments related to the interest escrow account for the Company’s subordinated debt of $4.2 million, as well as proceeds from the sale of assets held for sale of $2.3 million.

On November 3, 2003, the Company purchased the net assets of Emcore Corporation’s (“Emcore”) metal organic chemical vapor deposition (“MOCVD”) business for $60 million in cash.   The transaction was paid for using the Company’s current working capital.  Subsequent to the purchase of Emcore’s net assets, the Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s $100.0 million credit facility (the “Facility”) will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next five years. As of September 30, 2003, the Company was in compliance with the covenants set forth in the Facility.

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

Revenue Recognition:  The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured in accordance with SAB 101 and EITF 00-21. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment.  For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retention is recorded in accounts receivable with a corresponding liability recorded in deferred profit. At September 30, 2003 and December 31, 2002, $1.1 million and $1.4 million, respectively, are recorded in accounts receivable and deferred profit pertaining to customer retentions. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the customer or other vendors could install the equipment and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.  For new applications of the Company’s products, for new products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount.  The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At September 30, 2003 and December 31, 2002, $1.3 million and $4.6 million, respectively, are recorded in deferred profit pertaining to shipments where revenue recognition has been deferred. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.  Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 62% of Veeco’s total net sales for both the three and nine months ended September 30, 2003, respectively, and 56% and 55% for the three and nine months ended September 30, 2002, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 25% and 26% of Veeco’s total net sales for the three and nine months ended September 30, 2003, respectively, and 25% and 22% of Veeco’s total net sales for the three and nine months ended September 30, 2002, respectively.  The aggregate foreign currency exchange gain (loss) included in determining consolidated results of operations was $0.1 million, (net of $0.4 million of realized hedging gains), and $0.3 million, (net of $(0.1) million of realized hedging losses), in the three and nine months ended September 30, 2003, respectively.    The aggregate foreign currency exchange (loss) gain included in determining consolidated results of operations was $(0.1) million, (net of $(0.1) million of realized hedging losses), and $0.1 million, (net of $(0.6) million of realized hedging losses), in the three and nine months ended September 30, 2002, respectively.  Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have had the largest impact on translating Veeco’s international operating profit related to the exchange rates are the Japanese Yen and the Euro.  To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany balances and other known currency exposures. The average notional amount of such contracts was approximately $4.1 million and $3.4 million for the three and nine months ended September 30, 2003, respectively. As of September 30, 2003, there were no open forward contracts.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.  There have not been any changes in the Company’s internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 5. Other Information

On November 3, 2003, the Company purchased the net assets of Emcore Corporation’s (“Emcore”) metal organic chemical vapor deposition (“MOCVD”) business for $60 million in cash and an earnout feature that could require the Company to pay up to an additional $20 million based upon the achievement of future results.  The purchased MOCVD business includes the assets necessary for engineering, design and manufacturing of MOCVD (TurboDisc) systems ranging from R&D to high-volume production systems, the business unit’s manufacturing facility and applications lab located in Somerset, New Jersey and Emcore’s significant MOCVD intellectual property.  It is expected that approximately 120 employees of Emcore involved in the TurboDisc business will become employees of Veeco.  The acquisition will be accounted for under the purchase method of accounting.  At this time, the purchase price allocation for this transaction has not yet been completed.  Further information regarding this transaction, including the purchase price allocation, will be included in the Company’s Form 10-K for the year ending December 31, 2003.

Part II.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1

Sixth Amendment dated as of October 30, 2003 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.

*

31.1.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                                         Filed herewith

(b)                                 Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on October 27, 2003 in connection with the issuance of its press release announcing the results for the three and nine month periods ended September 30, 2003.

The Registrant filed a Current Report on Form 8-K on November 4, 2003 in connection with the issuance of its press release announcing the acquisition of Emcore Corporation’s TurboDisc metal organic chemical vapor deposition business on November 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003

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

10.1

Sixth Amendment dated as of October 30, 2003 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.

*

31.1.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                                         Filed herewith