Form 10-K
period 2003-12-31
VEECO INSTRUMENTS INC
filed 2004-03-12
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-16244

VEECO INSTRUMENTS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2989601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Sunnyside Boulevard Suite B Woodbury, New York	11797 (Zip Code)
(Address of Principal Executive Offices)
Registrant's telephone number, including area code (516) 677-0200
Website: www.veeco.com
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 27, 2003 as reported on The Nasdaq National Market, was approximately $270,003,335. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        At March 4, 2004, the registrant had 29,618,407 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

  •
  The cyclicality of the microelectronics industries we serve directly affects our business.

  •
  We operate in a highly competitive industry characterized by rapid technological change.

  •
  We depend on a limited number of customers that operate in highly concentrated industries.

  •
  Our quarterly operating results fluctuate significantly.

  •
  Our acquisition strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses.

  •
  Our inability to attract, retain and motivate key employees could have a material adverse effect on our business.

  •
  We are exposed to the risks of operating a global business.

  •
  Our success depends on protection of our intellectual property rights. We may be subject to claims of intellectual property infringement by others.

  •
  We rely on a limited number of suppliers.

  •
  We may not obtain sufficient affordable funds to finance our future needs.

  •
  We are subject to risks of non-compliance with environmental and safety regulations.

  •
  We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our company by another company more difficult.

  •
  The matters set forth in this Report generally, including the risk factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Internet Address

        We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors—Financial Info—SEC Filings, through which investors can access our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. These filings are posted to our Internet site, as soon as reasonably practicable after we electronically file such material with the SEC.

Item 1. Business.

The Company

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco", the "Company" or "we") designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor, compound semiconductor/wireless and HB-LED (high brightness light emitting diode) industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes and personal digital assistants. Our broad line of products features leading edge technology and allows customers to improve time-to-market of their next generation products. Veeco's products are also enabling advancements in the growing field of nanoscience and other areas of scientific and industrial research.

        Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads ("TFMHs") for the data storage industry, semiconductor deposition of mask reticles, and compound semiconductor/wireless and LED devices. Our metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. These instruments allow customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and enhance product quality. Our metrology solutions are also key instruments used by many universities, scientific laboratories and in a broad range of industrial applications.

        Demand for our products has been driven by the increasing miniaturization of microelectronic components; the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components; and, in the data storage industry, the introduction of giant magnetoresistive ("GMR") and tunneling magnetoresisitve ("TMR") TFMHs which require additional manufacturing steps and the ability to take critical measurements for quality control and other purposes during the manufacturing process. The ability of Veeco's products to precisely deposit thin films, and/or etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices.

        Veeco serves its worldwide customers through our global sales and service organization located throughout the United States, Europe, Japan and Asia Pacific. At December 31, 2003, Veeco had 1,225 employees, with manufacturing, research and development and engineering facilities located in New York, Arizona, California, Colorado, Minnesota and New Jersey.

        Veeco was organized as a Delaware corporation in 1989.

Our Strategy

        Veeco's strategy is to:

  •
  Capitalize on the long-term growth opportunities in the data storage and compound semiconductor/wireless and lighting industries by expanding our process equipment and metrology technology solutions;

  •
  Pursue focused market opportunities in the semiconductor industry in which Veeco has specific technology leadership;

  •
  Capitalize on the growth opportunities in scientific research instrumentation, specifically investment in nanoscience and nanotechnology on a global basis;

  •
  Invest in internally generated new products through an active research and development program, and also pursue strategic acquisitions to further expand the Company's breadth of product lines to accommodate the needs of its customer base;

  •
  Leverage Veeco's technology and strategic customer relationships and assist customers' time-to-market for their new products; and

  •
  Utilize the Company's global sales and service network to further strengthen customer relationships.

Recent Events

Purchase of TurboDisc MOCVD Technology

        On November 3, 2003, Veeco acquired substantially all of the assets of the TurboDisc Metal Organic Chemical Vapor Deposition ("MOCVD") business from Emcore Corporation. The acquisition makes Veeco the only company that provides both molecular beam epitaxy ("MBE") and MOCVD—two key compound semiconductor epitaxial deposition technologies. Emcore's TurboDisc revenue was $51.1 million for the twelve months ended June 30, 2003. Veeco paid $61.5 million in cash for the net assets of the TurboDisc business. The transaction also includes a two-year earn-out feature that would require payment of up to an additional $20 million if future revenue targets are achieved. The TurboDisc business includes the assets necessary for engineering, design and manufacturing of MOCVD systems ranging from research and development systems to high-volume production systems, a manufacturing facility and applications lab located in Somerset, New Jersey and significant intellectual property. As a result of this acquisition, approximately 120 employees of Emcore involved in the TurboDisc business became employees of Veeco.

        The ability to provide MBE and MOCVD technologies enables Veeco to address the full range of applications requiring the high performance aspects of compound semiconductor technologies, including lower power, higher frequency operation, and light-emitting characteristics. MOCVD tools are particularly well-suited for the critical first step in the growth of high speed electronic, wireless and optoelectronic compound semiconductor materials employed in advanced wireless telecommunications and rapidly growing HB-LED applications.

        Veeco's TurboDisc business is a recognized industry leader in MOCVD production systems, with over 500 TurboDisc reactors shipped worldwide. TurboDisc reactors are used in the growth of III-V compounds for numerous compound semiconductor applications, including data and telecommunications modules, cellular telephones and solar cells. Veeco's GaNzilla production systems are the recognized leader in growing gallium nitride-based devices, most notably green, blue and white HB-LEDs used in backlighting wireless mobile devices, specialty illumination, and automotive applications. Veeco's patented TurboDisc technology is known for its unique, high-speed rotating disc deposition technique ideal for high production rates. TurboDisc reactors are capable of depositing a wide variety of III-V materials—GaAs, AlGaAs, InP, InGaAlP, InGaN, AlGaN, SiC and GaN—onto a substrate to grow compound semiconductor materials on the atomic scale.

Purchase of Advanced Imaging Inc.

        On November 18, 2003, Veeco purchased Advanced Imaging, Inc. ("Aii"), the world's leading commercial manufacturer of precision bar lapping equipment for the production of advanced data storage thin film magnetic heads ("TFMHs"). Aii's technology is complementary to Veeco's broad line of ion beam process equipment and metrology solutions, and the combination enables Veeco to provide the broadest line of technology solutions for the production of TFMHs. Aii's revenues for the twelve months ended September 30, 2003 were $33 million. Veeco paid $60 million in cash for all the outstanding shares of Aii. The transaction also includes a three-year earn out feature that would require payment of up to an additional $9 million if future revenue targets are achieved.

        Aii is based in Camarillo, California, and has 105 employees. Aii's key products are the ROBO6 Lapping tool, which enables precise material removal within 3 nanometers and is necessary for next generation thin film heads, and the ADS 300 for slicing and dicing of TFMHs and rowbars. In the manufacture of TFMHs, dimensional tolerances, magnetic performance, and critical "fly height" are frequently achieved by the combined process steps of Aii's precision lapping and Veeco's ion milling and metrology.

Industry Background

        General Introduction:    The market for microelectronic components continues to be driven by corporate and consumer use of information age products such as networked personal computers (PCs), servers and the Internet, among others. While the Company believes that the PC and server markets are the primary drivers of disk drive unit growth, disk drives are also increasingly being used for emerging consumer applications such as television set-top boxes, video-on-demand systems, and small electronic devices such as digital cameras and personal digital assistants.

        Continued demand for smaller, faster and less expensive microelectronic components, particularly in the computer industry, has led to increasing miniaturization. This miniaturization is achieved through an increased number of manufacturing steps involving greater use of precise etching and deposition equipment. In addition, metrology systems are used throughout the manufacturing process in order to monitor process accuracy, product quality, repeatability, and to measure critical dimensions and other physical features such as film thickness, line width, step height, sidewall angle and surface roughness, thereby improving yields. Wireless components, semiconductor and compound semiconductor/wireless devices, TFMHs, LEDs and other electronic components often consist of many intricate patterns on circuits or film layers. Depending upon the specific design of any given integrated circuit, a variety of film thicknesses and a number of layers and film types will be used to achieve desired performance characteristics.

        Trends in the Data Storage Industry:    Worldwide storage demand continues to double every nine months, driven by intelligent internet storage, e-commerce, e-mail and new consumer applications now reaching higher volume including TV set-top boxes, personal video recorders, digital cameras, auto navigation and music distribution systems. Hard disk drives have continued to provide the best value for mass storage. The use of disk drives in many types of consumer applications has resulted in growth in hard drive units shipped, which is expected to continue. In November 2003, TrendFocus forecasted that the volume shipments of hard drives will increase from approximately 220 million units in 2003 to over 250 million units by 2006.

        In order to satisfy market demand for devices with greater storage capacity, the data storage industry developed new head designs incorporating higher areal densities, which enable storage of more data. The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. The data storage industry continues to fund the development of new high-density thin film head technology, increasing areal density by approximately 50% every year. In November 2003, Peripheral Research forecasted that thin film head production (including both GMR and TMR) will grow from approximately 665 million heads in 2002 to 865 million heads in 2006. Disk drive manufacturers are now ramping production of new 80 GB platters and funding development of 120 GB and beyond technology. In fact, the data storage technology roadmap is more aggressive than the semiconductor industry's requirements for critical dimensions, film thickness, interface control and material selections.

        Next generation hard disk drives will require new magnetic materials, smaller dimensional tolerances and increased automation in manufacturing. The Company believes that despite capital spending constraints within the data storage industry, substantial investment continues to be made in GMR and more advanced TMR technology. Furthermore, consolidation in the disk drive industry has led to fewer more financially stable manufacturers. Veeco recently introduced several new process equipment products (including its NEXUS Ion Beam Etch and Ion Beam Deposition products) to respond to the data storage industry's continued technology advances. Additionally, the Company's purchase of Aii enables Veeco to address more steps of the TFMH manufacturing process including lapping, slicing and dicing, steps that it previously did not provide.

        Trends in the Semiconductor Industry:    Current semiconductor industry technology trends include smaller feature sizes (sub-0.13 micron line widths), larger substrates (i.e., the transition to 300mm wafers) and the increased use of metrology in the manufacturing process. According to VLSI, a semiconductor research organization, the percentage of capital expenditures being devoted to metrology tools by semiconductor manufacturers is the fastest growing part of the equipment business and in 2003,VLSI forecasted that these expenditures will increase from approximately $1.8 billion in 2002 (or 10% of the $17.3 billion wafer fab equipment market) to approximately $4.5 billion in 2005 (or 12% of the forecasted $37.1 billion wafer fab equipment market). Semiconductor manufacturers use metrology tools in their wafer fabrication facilities to detect process deviations as early in the manufacturing process as possible. These tools are critical for yield enhancement resulting in cost reduction in this increasingly competitive environment.

        Veeco has sold over 120 automated Atomic Force Microscope ("AFM") systems used in-line by manufacturers of semiconductor chips in their fabrication facilities. Veeco's AFMs are used by all of the top 10 integrated device manufacturers worldwide. Veeco's family of non-destructive AFM products include our Vx Series Atomic Force Profilers ("AFP"), which combine AFM resolution with long-scan capability and are well suited for etch depth measurements; our X3D AFM for CMP advanced lithography applications; and our newest Dimension X AFM for advanced etch measurements, which was introduced in late 2003.

        Research and development expenditures by semiconductor companies and photomask manufacturers to extend the capabilities of photomasks are increasing. Photomasks are used to create intricate patterns on semiconductor wafers. One example of this is the investment being made to develop extreme ultraviolet processes for use in the manufacturing of photomasks. In addition to our Dimension X3D AFM mentioned above, in 2002 and 2003 Veeco sold several NEXUS Low Defect Density ("LDD") Ion Beam Deposition ("IBD") systems for advanced photomask deposition.

        Trends in the Compound Semiconductor/Wireless and Lighting Industries:    In 2003, the International Technology Roadmap for Semiconductors ("ITRS") voted to include non-silicon, wireless components (gallium arsenide and indium phosphide) on its roadmap. Veeco believes that ultimately compound semiconductor and traditional silicon materials will be used to create tomorrow's "systems on a chip" devices. The Company believes that future growth in this industry will be tied to the trend toward convergence and integration of semiconductor, compound semiconductor and wireless devices to produce cheaper, faster integrated components.

        It is Veeco's intention to position itself as a leading supplier of process equipment and metrology solutions to be used to create a broad range of compound semiconductor based devices such as mobile cell phones, wireless local area networks, and high-brightness blue/green/white LEDs for backlighting applications. With our 2003 purchase of TurboDisc MOCVD technology from Emcore Corporation, Veeco is now the only supplier of the two key epitaxial deposition technologies used for compound semiconductor applications: MOCVD and MBE. MOCVD and MBE technologies are used to grow compound semiconductor materials (such as GaAs (gallium arsenide), GaN (gallium nitride), and InP (indium phosphide)) at the atomic scale. Epitaxy is the critical first step in compound semiconductor wafer fabrication and is considered to be the highest value added process, ultimately determining device functionality and performance. The combination of MOCVD and MBE increases Veeco's customer base and total available market, and provides us with unique market positioning opportunities. While the overall demand for compound semiconductors is expected to grow at a rate of 12% through 2006, the market for GaN devices (LEDs, laser diodes and other similar electronic devices) is expected to grow at a 24% compound annual growth rate from approximately $2.0 billion in 2003 to $4.5 billion in 2007 (source: Strategies Unlimited 2003).

        Trends in the Research Industry:    Veeco's broad based research business has historically tracked the growth of the economy and GDP, as our equipment and instruments are used in a wide range of industrial applications. A meaningful trend in the research industry is the growth in nanotechnology investment occurring at the scientific and university level. Nanotechnology is the "ability to design and control the structure of an object at all lengths from the atom up to the macro scale." Nanotechnology may lead to molecular level assembly allowing for the ability to build structures from the molecular level up, potentially eliminating waste, creating new compositions and materials, and enhancing the properties of materials. This could lead to the creation of computer chips and other devices that are thousands of times smaller than current technologies permit.

        Nanoscience and nanotechnology have received significant funding from the U.S. government and other countries, and are beginning to impact many industries, including life sciences, data storage, semiconductor, telecommunications and materials sciences. According to a report issued by the National Nanotechnology Institute ("NNI") in December 2003, worldwide nanotechnology funding has increased from approximately $400 million in 1997 to over $3 billion in 2003. Evolution Capital, an industry research company based in the United Kingdom, forecasted in 2002 that nanotechnology would grow to be a $1.5 trillion industry by 2010. Veeco's metrology instruments are used by nanotechnology researchers and Veeco currently sells to nearly every major scientific and research organization engaged in the field of nanotechnology. In 2002 and 2003, Veeco introduced several new AFMs and Scanning Probe Microscopes ("SPMs") to respond to the growing need for specialized scientific research metrology tools.

Veeco's Products

        Veeco offers two principal product lines: process equipment and metrology. Historical contribution to net sales by each of these product lines is shown below for the years indicated:

	Year ended December 31,
	2003	2002	2001
	(Dollars in millions)
Process Equipment	$130.2	$146.7	$277.3
% of net sales	46.6%	49.1%	61.7%
Metrology	$149.1	$152.2	$172.0
% of net sales	53.4%	50.9%	38.3%

        See Note 8 to the Consolidated Financial Statements of the Company for additional information regarding the Company's reportable segments and sales by geographic location.

        Below is a matrix indicating the industries to which Veeco's Process Equipment and Metrology product families are primarily sold. This chart shows that Veeco's core technologies are applicable to multiple market opportunities:

	Data Storage	Semiconductor	Compound Semiconductor/ Wireless	Scientific Research/ Industrial
Process Equipment
Ion Beam Deposition	X	X	X
Ion Beam Etch	X		X
Physical Vapor Deposition	X		X
Diamond Like Carbon Deposition	X
Molecular Beam Epitaxy		X	X	X
Metal Organic Chemical Vapor Deposition			X	X
Precision Lapping, Slicing, Dicing	X

Metrology
Atomic Force Microscopes (automated)	X	X
Research AFMs and SPMs	X	X	X	X
Stylus Profilers	X	X		X
Optical Interferometers	X	X		X

Process Equipment

        Veeco produces and sells several types of process equipment products capable of precisely depositing or etching thin film products, primarily used in the manufacture of data storage components such as TFMHs and compound semiconductor/wireless devices. Veeco's process equipment product line includes:

        Ion Beam Deposition ("IBD") Systems:    Veeco's IBD systems utilize ion beam technology to deposit precise layers of thin films and may be included on Veeco's cluster system platform to allow either parallel or sequential etch/deposition processes. Ion beam deposition systems deposit high purity thin film layers and provide maximum uniformity and repeatability. In addition to IBD systems, Veeco provides a broad array of ion beam sources.

        Ion Beam Etch ("IBE") Systems:    Veeco develops and produces IBE systems which etch precise, complex features for use primarily by data storage and telecommunications device manufacturers in the fabrication of discrete and integrated microelectronic devices.

        Physical Vapor Deposition ("PVD") Systems:    Veeco's PVD systems deposit more than 20 types of materials, offering manufacturers a highly flexible platform for developing next-generation data storage and compound semiconductor applications. Veeco's PVD provides multiple targets, speeding the transition from development to high-volume production.

        Diamond-Like Carbon ("DLC") Deposition Systems:    Veeco's DLC deposition systems deposit protective coatings on advanced TFMHs. The system consists of a single cassette vacuum loadlock and a high vacuum processing chamber with two ion beam sources.

        Molecular Beam Epitaxy ("MBE") Systems:    MBE is the process of precisely depositing epitaxially aligned atomically thin crystal layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. For many compound semiconductors, MBE is the critical first step of the fabrication process, ultimately determining device functionality and performance. The performance characteristics of compound semiconductors are dependent on the crystalline structure, chemical composition, number, and precise thickness of the epilayers. As a result, MBE is considered to be one of the highest value added steps in the production of compound semiconductors. Veeco provides a broad array of MBE components and systems for research and production applications.

        Metal Organic Chemical Vapor Deposition ("MOCVD"):    Veeco's newly acquired TurboDisc products are a recognized industry leader in MOCVD production systems—number one in the U.S. and the second largest worldwide. Over 500 TurboDisc reactors are installed worldwide and are used in the growth of III-V compounds for numerous compound semiconductor applications, including data and telecommunications modules, cellular telephones and solar cells. Our TurboDisc production systems are the recognized leader in growing gallium nitride-based devices, most notably green, blue and white HB-LEDs, which are used today in large area signage, mobile device backlighting, and specialty illumination.

        Precision Lapping, Dicing and Slicing:    Veeco's recently acquired Aii lapping tools enable precise material removal within 3 nanometers necessary for next generation TFMHs. We also manufacture instruments for slicing and dicing of TFMHs and rowbars.

Metrology

        Veeco's surface metrology product line includes atomic force/scanning probe microscopes, optical metrology tools and stylus profilers. These products offer a broad range of solutions to customers in the data storage and semiconductor industries, as well as versatile tools for use by research and development centers and universities.

        Atomic Force/Scanning Probe Microscopes (AFM/SPMs):    Veeco produces a broad range of AFM/SPM products designed for data storage, semiconductor, and research and other industrial applications. Veeco's family of automated, non-destructive AFM products include our Vx Series Atomic Force Profilers ("AFP") which combine AFM resolution with long-scan capability; our X3D AFM for CMP and photomask applications; and our newest Dimension X AFM for etch measurements which was introduced in late 2003. Veeco also has the world's broadest line of research AFMs and SPMs. Our NanoScope products are widely used by leading nanotechnology research centers worldwide. In 2002 and 2003, Veeco introduced several new products, including the NanoMan, PicoForce and Enviro-Scope systems, which were specifically designed for the nanoscience market. Veeco was a pioneer of AFM technology and continues to develop new products for production and research applications.

        The atomic force microscope "feels" the sample surface directly using a probe consisting of a very sharp tip mounted on a microscopic spring arm (a cantilever). The interaction of the probe with the surface is detected by measuring deflections of the cantilever with an optical beam system. AFMs, which permit non-destructive measurements and resolution at the molecular level, can directly measure both lateral and vertical shapes with nanometer resolution and with direct 3D capability. In contrast, light-based metrology instruments, including confocal microscopes, have limited lateral resolution for measurements of less than half the wavelength of light, or less than about 250 nanometers. In addition to topography, AFMs can also directly measure magnetic field (such as magnetic bits on a hard disk); electric field; hardness (such as thin film integrity); electric charge density (such as dopant concentrations in semiconductors); temperature (such as temperature distribution in disk drive recording head elements); and various chemical properties (such as the difference in binding preference among biological molecules). AFMs make these measurements on almost any surface; in air, vacuum or under fluids; and with minimal sample preparation.

        Stylus Profilers:    Stylus profilers are used to produce cross-sectional representations and/or quantitative measurements, which are displayed on a video monitor. Veeco's stylus profiler systems utilize a precision translation stage which creates relative motion between the sample and a diamond tipped stylus. As the sample moves under the stylus, surface variations cause vertical translation of the stylus, which is tracked and measured. Stylus profilers are widely used for height, width, pitch and roughness measurements of features on semiconductor devices, magnetic and optical storage media (e.g., hard drives), flat panel displays and hybrid circuits. Stylus profilers are often used for direct contact measurements and to measure larger feature sizes than Veecos' AFMs. Veeco believes that its stylus profiler products are recognized for their accuracy, repeatability, ease of use and technology features, and are designed to meet a range of industry specifications and customer requirements.

        Optical Metrology (Interferometry) Products:    Substantially all of Veeco's optical metrology instruments are designed to make non-contact surface measurements using interferometry technology. This process involves the use of either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry ("PSI") and vertical scanning interferometry ("VSI"), these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes. Veeco's major optical products include the NT family and SP3000 and the HD-Seriesoptical profilers. The NT family product line measures surface roughness, heights and shapes. The HD-Series instruments are a line of microstructure measurement equipment used by manufacturers of mass memory components including manufacturers of TFMHs, disks, drives and suspensions. HD-Series instruments are used for research and development, production control, process improvement, incoming parts inspection, final parts inspection and field failure analysis.

Service and Sales

        Veeco recognizes that its customer service organization is a significant factor in the Company's success. The Company provides service and support on a warranty, service contract or an individual service-call basis. Veeco also offers enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services and a 24-hour hotline service for certain products. The Company believes that offering 24 hour, 7 day per week worldwide support creates stronger relationships with customers and provides it with a significant competitive advantage. Approximately 17% of Veeco's net sales for the year ended December 31, 2003, constituted revenues from part sales, service and support.

        Veeco sells its products and services worldwide through various strategically located sales and service facilities located in the U.S., Europe, Asia Pacific, and Japan. As of December 31, 2003, Veeco employed 155 sales and marketing representatives, 152 field service representatives and 115 product support representatives. During the years ended December 31, 2003 and 2002, Veeco recorded approximately $44.4 million and $36.3 million, respectively, in revenues from independent sales representatives which represented approximately 16% and 12%, respectively, of total consolidated revenues. During 2003 and 2002, revenues generated by sales representatives related to the sale of process equipment units approximated $13.7 million and $9.9 million, respectively, and revenues related to the sale of metrology units approximated $30.7 million and $26.4 million, respectively.

Customers

        Veeco sells its products to many of the world's major data storage, semiconductor and compound semiconductor/wireless component manufacturers, and to customers in other industries, research centers and universities. For the year ended December 31, 2003, 39% of Veeco's sales were to scientific research and industrial customers, 33% to data storage customers, 14% to compound semiconductor/wireless customers, and 14% to semiconductor customers. We rely on certain principal customers for a significant portion of our sales including Seagate Technology, Inc., which has been one of our largest customers during the last three years. Sales to Seagate accounted for 11%, 13%, and 7% of Veeco's total net sales in the years ended December 31, 2003, 2002, and 2001, respectively. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business, prospects, financial condition and operating results could be materially and adversely affected.

Research and Development

        Veeco believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Veeco works collaboratively with its customers to help ensure its technology and product roadmaps are aligned with customer requirements. Veeco's research and development programs are organized by product line and new or improved products have been introduced into each of Veeco's product lines in each of the past three years.

        Veeco's research and development expenses were approximately $48.9 million, $53.9 million and $59.7 million, or approximately 17.5%, 18.0% and 13.3% of net sales, for the years ended December 31, 2003, 2002 and 2001, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

Manufacturing

        The Company's principal manufacturing activities, which consist principally of design, assembly, integration and test operations, are organized by product and take place at our facilities in Plainview, New York; Santa Barbara and Camarillo, California; Tucson, Arizona; Ft. Collins, Colorado; Somerset, New Jersey; and St. Paul, Minnesota.

        The Company's, sales, marketing, manufacturing and research and development functions are organized by product families. The Company believes that this organizational structure allows each product family manager to more closely monitor the products for which he is responsible, resulting in more efficient sales, marketing, manufacturing and research and development. The Company emphasizes customer responsiveness, customer service, high quality products and an interactive management style. By implementing these management philosophies, the Company believes that it has increased its competitiveness and positioned itself for future growth.

        Certain of the components and sub-assemblies included in the Company's products are obtained from a single source or a limited group of suppliers. Although the Company does not believe it is dependent upon any of these suppliers as a sole source or limited source for any critical components, the inability of the Company to develop alternative sources, if required, a prolonged interruption in supply or a significant increase in the price of one or more components could adversely affect the Company's operating results and Consolidated Statement of Operations.

Backlog

        Veeco's backlog increased from $89.1 million at December 31, 2002 to $124.4 million at December 31, 2003. Backlog adjustments during 2003 included order cancellations of $13.0 million. Veeco acquired $25.1 million of backlog from acquisitions in 2003. The Company's backlog generally consists of product orders for which a purchase order has been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company's orders require products to be shipped in the same quarter in which the order was received, and due to possible changes in delivery schedules, cancellations of orders and delays in shipment, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company's future performance. Due to changing business conditions and customer requirements, the Company may continue to experience cancellation and/or rescheduling of orders.

Competition

        In each of the markets that it serves, Veeco faces substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than Veeco as well as from smaller competitors. In addition, many of Veeco's products face competition from alternative technologies, some of which are more established than those used in Veeco's products. Significant factors for customer selection of metrology and process equipment tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership, and technical service and support. Veeco believes it competes favorably on the basis of these factors in each market Veeco serves. None of Veeco's competitors competes with Veeco across all of Veeco's product lines.

        Veeco competes with metrology product manufacturers such as KLA-Tencor, Seiko, Hitachi, Zygo Corporation and a variety of small manufacturers. Veeco competes with process equipment manufacturers such as Anelva, Unaxis, Hitachi, Shimadzu, Riber, Aixtron and Oxford Instruments.

Intellectual Property

        Veeco's success depends in part on its proprietary technology. Although Veeco attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that Veeco will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently.

        Veeco has patents and exclusive and non-exclusive licenses to patents owned by others covering certain of its products, which Veeco believes provide it with a competitive advantage. Veeco has a policy of seeking patents on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. Veeco believes that there is no single patent which is critical to its operations, and that the success of its business depends primarily on the technical expertise, innovation, and experience of its employees.

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

Employees

        At December 31, 2003, the Company had 1,225 employees, of which there were 377 in manufacturing and testing, 155 in sales and marketing, 152 in service, 115 in product support, 268 in engineering, research and development, and 158 in information technology, general administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. The Company believes that its relations with its employees are good.

        Other than Edward H. Braun, Don R. Kania and John F. Rein, Jr., the Company's Chairman and Chief Executive Officer, the Company's President and the Company's Executive Vice President and Chief Financial Officer, respectively, the Company's executive officers are not, in general, subject to employment agreements or non-competition agreements with the Company.

Item 2. Properties.

        The Company's headquarters office and its principal manufacturing, research and development and sales and service facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Fort Collins, CO (1)	47,000	No	Process Equipment
Rochester, NY (1)	90,000	No	Process Equipment
Plainview, NY	80,000	No	Process Equipment
Santa Barbara, CA	100,000	Yes	Metrology
St. Paul, MN (2)	125,000	Yes	Process Equipment
Tucson, AZ (3)	110,000	No	Metrology
Somerset, NJ	80,000	No	Process Equipment
Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Fremont, CA	14,000	2004	Process Equipment
Camarillo, CA (4)	48,000	2007	Process Equipment
Camarillo, CA (4)	26,000	2012	Process Equipment
Santa Barbara, CA	11,000	2006	Metrology
Woodbury, NY	32,000	2011	Headquarters

(1)
The land and building are classified as assets held for sale at December 31, 2003. See Note 7 to the Consolidated Financial Statements of the Company for further discussion.

(2)
The Company's compound semiconductor/wireless business utilizes approximately 95,000 square feet of this facility. The balance is available for expansion.

(3)
The Company's optical metrology business utilizes approximately 75,000 square feet of this facility. The balance is available for expansion.

(4)
Two facilities are currently leased by Veeco from the former principal shareholder of Aii, who is currently an employee of the Company. Management believes that the rental fees paid under these leases are at fair market value.

        The Santa Barbara, California and St. Paul, Minnesota facilities are subject to mortgages, which at December 31, 2003, had outstanding balances of $6.1 million and $4.1 million, respectively. The Company also leases small offices in Chadds Ford, Pennsylvania and Edina, Minnesota, for sales and service. The Company's foreign subsidiaries lease space for use as sales and service centers in England, France, Germany, Japan, Korea, Malaysia, Singapore, China and Taiwan. The Company believes its facilities are adequate to meet its current needs.

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

        The Company is aware that petroleum hydrocarbon contamination has been detected in the soil at the site of a facility formerly leased by the Company in Santa Barbara, California. The Company has been indemnified for any liabilities it may incur which arise from environmental contamination at the site. Even without consideration of such indemnification, the Company does not believe that any material loss or expense is probable in connection with any such liabilities.

        The former owner of the land and building in which the Company's Santa Barbara, California metrology operations are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract relating to the purchase of such land provides adequate protection against any environmental issues that may arise.

Non-Environmental

        On September 17, 2003, the Company filed a lawsuit in the United States District Court for the Central District of California against Asylum Research Inc., a privately-held company founded by former Veeco employees. The lawsuit alleges that the manufacture, use and sale of Asylum's MFP-3D AFM constitutes willful infringement of five patents owned by the Company, as well as other claims. The Company is suing for unspecified monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents the Company is suing on are invalid and unenforceable, and has filed a counterclaim for infringement of a patent licensed by Asylum, and payment of royalties it believes it is owed. The Company believes that Asylum's claims are without merit.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common stock is quoted on The NASDAQ National Market under the symbol "VECO". The 2003 and 2002 high and low closing bid prices are as follows:

	2003 High	Low	2002 High	Low
First Quarter	$17.55	$11.94	$39.12	$25.01
Second Quarter	20.23	14.74	37.45	21.68
Third Quarter	23.95	17.23	24.26	11.17
Fourth Quarter	29.48	20.86	14.40	9.17

        On March 4, 2004, the closing bid price for the Company's common stock on the NASDAQ National Market was $30.15. As of March 4, 2004, the Company had approximately 231 shareholders of record.

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

        The Company has not paid dividends on its common stock. The Company intends to retain future earnings, if any, for the development of its business and, therefore, does not anticipate that the Board of Directors will declare or pay any dividends on the common stock in the foreseeable future. In addition, the provisions of the Company's current credit facility limits the Company's ability to pay dividends. The Board of Directors will determine future dividend policy based on the Company's consolidated results of operations, financial condition, capital requirements and other circumstances.

        The following table gives information about our common stock that may be issued under our equity compensation plans as of December 31, 2003. See Note 5 to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,671,315	(A)	$28.536	587,379
Equity compensation plans not approved by security holders	810,167	(B)	$26.225	152,144

Total	6,481,482			739,523

(A)
Includes 38,221 stock options assumed in connection with the acquisition of CVC, Inc. ("CVC") on May 10, 2000, which merger was approved by stockholders.

(B)
Includes 298,847 stock options assumed in connection with the acquisition of Applied Epi, Inc. ("Applied EPI") on September 17, 2001.

Item 6. Selected Consolidated Financial Data.

        The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$279,321	$298,885	$449,251	$376,113	$312,446
Cost of sales	152,307	183,042 (2)	260,148 (3)	219,578 (4)	164,783

Gross profit	127,014	115,843	189,103	156,535	147,663
Costs and expenses	129,436	142,827	154,114	131,469	102,880
Merger and restructuring expenses	5,403 (1)	11,248 (2)	3,046 (3)	14,206 (4)	2,600 (5)
Write-off of purchased in-process technology	1,500 (1)	—	8,200 (3)	—	2,474 (6)
Asset impairment charges	—	99,663 (2)	3,418 (3)	3,722 (4)	—

Operating (loss) income	(9,325)	(137,895)	20,325	7,138	39,709
Interest expense (income), net	7,811	6,002	(577)	(1,307)	(695)

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(17,136)	(143,897)	20,902	8,445	40,404
Income tax (benefit) provision from continuing operations	(7,389)	(20,513)	6,020	5,780	15,302

(Loss) income from continuing operations	(9,747)	(123,384)	14,882	2,665	25,102
Discontinued operations:
Loss from operations, net of taxes	—	—	(2,450)	(2,163)	(1,387)
Loss on disposal, net of taxes	—	(346)	(2,123)	—	(1,734)

Loss from discontinued operations, net of taxes	—	(346)	(4,573)	(2,163)	(3,121)
Cumulative effect of change in accounting principle, net of taxes(7)	—	—	—	(18,382)	—

Net (loss) income	$(9,747)	$(123,730)	$10,309	$(17,880)	$21,981 (8)

(Loss) income per common share:
(Loss) income per common share from continuing operations	$(0.33)	$(4.24)	$0.57	$0.11	$1.22
Loss from discontinued operations	—	(0.01)	(0.17)	(0.09)	(0.15)
Cumulative effect of change in accounting principle	—	—	—	(0.77)	—

Net (loss) income per common share	$(0.33)	$(4.25)	$0.40	$(0.75)	$1.07 (8)

Diluted (loss) income per common share from continuing operations	$(0.33)	$(4.24)	$0.56	$0.11	$1.17
Loss from discontinued operations	—	(0.01)	(0.17)	(0.09)	(0.15)
Cumulative effect of change in accounting principle	—	—	—	(0.73)	—

Diluted net (loss) income per common share	$(0.33)	$(4.25)	$0.39	$(0.71)	$1.02 (8)

Weighted average shares outstanding	29,263	29,096	25,937	23,805	20,604
Diluted weighted average shares outstanding	29,263	29,096	26,355	25,128	21,461

	Years ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$106,830	$214,295	$203,154	$90,314	$80,739
Goodwill	72,989	30,658	125,585	9,481	6,500
Working capital	257,466	351,106	358,023	220,463	171,977
Total assets	596,464	605,387	752,237	420,561	338,744
Long-term debt (including current installments)	230,268	230,585	219,063	16,062	38,704
Shareholders' equity	306,329	307,573	423,971	282,908	223,944

(1)
Veeco incurred merger and restructuring and purchased in-process technology charges of $6.9 million during the year ended December 31, 2003. Of theses charges, $5.4 million related to merger and restructuring charges ($4.8 million for severance and business relocation costs, and $0.6 million for other merger and related expenses), and $1.5 million for the write-off of purchased in-process technology ($1.0 million write-off from the Aii acquisition and a $0.5 million write-off from the TurboDisc acquisition). See Note 7 to the Consolidated Financial Statements.

(2)
Veeco incurred merger, restructuring and asset impairment charges of $126.0 million during the year ended December 31, 2002. Of these charges, $99.7 million related to asset impairment charges ($94.4 million for goodwill impairment, $3.5 million for impairment of land and buildings and $1.8 million for impairment of other fixed assets), $15.0 million was associated with the write-off of inventory (included in cost of sales), $6.4 million was due to the write-off of costs associated with the termination of the FEI Company merger agreement, $5.4 million was for severance and business relocation costs and $0.3 related to a prepayment penalty for the early extinguishment of debt. The merger and restructuring charges are offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan for employees in the process equipment segment. See Note 7 to the Consolidated Financial Statements.

(3)
Veeco incurred merger and restructuring charges of $28.2 million during the year ended December 31, 2001. Of these charges, $13.6 million related to the write-off of inventory (included in cost of sales), $8.2 million related to the write-off of purchased in-process technology ($7.0 million resulting from the acquisition of Applied Epi and $1.2 million from the acquisition of ThermoMicroscopes Corp. ("TM")), $3.0 million represented restructuring costs and $3.4 million was for the write-down of long-lived assets. See Note 7 to the Consolidated Financial Statements.

(4)
Veeco incurred merger and reorganization charges of $33.3 million during the year ended December 31, 2000, of which $33.0 million related to the merger with CVC. Of these charges, $15.3 million related to a write-off of inventory (included in cost of sales), $14.0 million represented merger and reorganization costs (of which $9.2 million related to investment banking, legal and other transaction costs and $4.8 million pertained to duplicate facility and personnel costs) and $3.7 million was for the write-off of long-lived assets. See Note 7 to the Consolidated Financial Statements.

(5)
During 1999, Veeco recorded charges of $2.6 million related to merger expenses in connection with the merger with Ion Tech, Inc.

(6)
During 1999, Veeco recorded a $2.5 million charge related to the write-off of purchased in-process technology ($1.3 million related to the acquisition of OptiMag Inc. ("OptiMag") and $1.2 million related to CVC's acquisition of Commonwealth Scientific Corporation).

(7)
Effective January 1, 2000, Veeco changed its method of accounting for revenue recognition in accordance with SAB 101.

(8)
Veeco adopted SAB 101 effective January 1, 2000. Had this adoption taken place on January 1, 1999, net income, net income per common share and diluted net income per common share on a pro forma basis would have been as follows:

1999
Net income	$13,695
Net income per common share	$0.66
Diluted net income per common share	$0.64

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

        Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor and compound semiconductor/wireless industries. Veeco's instruments are also enabling advancements in the growing field of nanoscience and other areas of scientific and industrial research. Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (TFMHs) for the data storage industry, semiconductor deposition of mask reticles, and wireless/telecommunications and high brightening light emitting diode devices. Our metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions are also key research instruments used by many universities, scientific laboratories and industrial applications.

        During the past several years, we have strengthened both the metrology and process equipment product lines through strategic acquisitions. In our metrology business, in June 2003, we purchased the atomic force microscope probe business from NanoDevices Inc. ("NanoDevices") for approximately $6.0 million in cash, plus a potential future cash earn-out payment of up to $3.0 million based on the achievement of certain operating measures. In our process equipment business, in November 2003, we purchased the TurboDisc business from Emcore Corporation for approximately $63.7 million, including transaction costs, plus a potential future cash earn-out payment of up to $20.0 million based on the achievement of certain operating measures. Also in November 2003, we acquired the precision bar lapping company Aii for approximately $61.4 million including transaction costs, plus a potential future cash earn-out payment of up to $9.0 million based on the achievement of certain operating measures. While we believe the acquisitions will be accretive to both sales and profits going forward, gross margin percentages have been historically lower in process equipment businesses than metrology. Therefore, Veeco's gross margin percentage may be adversely affected in the future by the higher concentration of process equipment sales.

        We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey, and New York, with sales and service locations around the world. Each of our products is currently manufactured in only one location, since we believe that the technological know-how and precision needed to make each of our products requires specialized expertise.

        The decline in the overall business environment and market conditions in 2002 and 2001 caused us to restructure our business and operations. The cost impact of inventory write-offs and restructuring expenses over the past three years has totaled approximately $38.9 million. These actions have allowed us to save approximately $27.0 million in annual operating expenses and $31.0 million in manufacturing labor and overhead and service costs, in 2003 compared to 2001. In 2002, the decline in the business environment also caused us to take non-cash asset impairment charges of $99.7 million, including a $94.4 million write-down of goodwill under SFAS No. 142, which was the primary reason for our 2002 loss per share of $4.25.

Highlights of 2003:

  •
  Three strategic acquisitions at a total cost of $131.1 million:

  •
  The probes division of Nanodevices, which enables Veeco to provide its customers with probes designed specifically to maximize the performance of Veeco's AFMs and accelerate our development of new AFM products where advanced probe technology can be a critical element.

  •
  The TurboDisc business from Emcore Corporation, which makes Veeco the only company that provides both key compound semiconductor epitaxial deposition technologies (MBE and MOCVD) and will enable Veeco to address the full range of applications requiring the high performance aspects of compound semiconductor technologies.

    •
    The purchase of Aii which makes Veeco the only provider of a broad line of slider fab solutions for data storage.

  •
  Net loss of $9.7 million, including merger and restructuring expenses of $5.4 million, and write-off of in-process research and development of $1.5 million.

  •
  Sales of $279.3 million, down from $298.9 million in 2002, due to a weakened environment throughout the year. 2003 sales include $6.1 million attributable to TurboDisc and Aii.

  •
  Orders of $297.6 million, up from $289.1 million in 2002. 2003 orders include $12.8 million attributable to TurboDisc and Aii.

  •
  Positive cash flow of $23.6 million excluding $131.1 million paid for acquired businesses, including $21.8 million positive cash flow from operations. Our December 31, 2003 cash position is $106.8 million, down from $214.3 million as at December 31, 2002, principally resulting from the cash utilized to pay for the acquisitions of NanoDevices, TurboDisc, and Aii.

Outlook/Opportunities

        Our 2004 primary objectives are as follows:

  •
  Capitalize on the long-term growth opportunities in the data storage and compound semiconductor/wireless and lighting industries by expanding our process equipment and metrology technology solutions;

  •
  Pursue focused market opportunities in the semiconductor industry in which Veeco has specific technology leadership;

  •
  Capitalize on the growth opportunities in scientific research instrumentation, specifically the worldwide investment in nanoscience and nanotechnology on a global basis; and

  •
  Invest in internally generated new products through an active research and development program, and also pursue strategic acquisitions to further expand the Company's breadth of product lines to accommodate the needs of its target customer base.

        The last several years have been challenging for Veeco, its customers and peers due to the prolonged economic downturn and several years of under-investment in technology. At the end of 2003 Veeco experienced a significant improvement in orders across its research and industrial, semiconductor and compound semiconductor/wireless products, driven by increased capital expenditure across these markets. Overall, worldwide economic conditions appear to have improved. Consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia-Pacific region, are experiencing growth. The Company reviews a number of indicators to predict the strength of our markets going forward. These include plant utilization trends, capacity requirements, and capital spending trends.

        Technology changes are continuing in all of Veeco's markets: the continued ramp of 80 GB hard drives in data storage; the increased use of Veeco's automated AFMs for sub 130 nanometer semiconductor applications; the opportunity for Veeco's MOCVD and MBE to further penetrate the emerging wireless and HB-LED market; and the continued funding of nanoscience research. Veeco expects that the overall health of its business will improve in 2004 as compared to 2003, and that its newer technologies (acquired TurboDisc and Aii) will add over $80 million in revenue for 2004 compared with only a minimal contribution to Veeco's 2003 performance due to the fact that these acquisitions were consummated near the end of the year. While the Company's expectations for 2004 are positive, no assurance of future performance is possible.

Results of Operations

Years Ended December 31, 2003 and 2002

        The following tables show selected items of Veeco's Consolidated Statements of Operations, percentages of sales, and comparisons between 2003 and 2002 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in $000's):

	Year ended December 31,
					Dollar and Percentage Inc/(Dec) Year to year
	2003		2002
Net sales	$279,321	100.0%	$298,885	100.0%	$(19,564)	(6.5)%
Cost of sales	152,307	54.5	183,042	61.2	(30,735)	(16.8)

Gross profit	127,014	45.5	115,843	38.8	11,171	9.6
Operating expenses:
Selling, general and administrative expense	67,986	24.3	75,899	25.4	(7,913)	(10.4)
Research and development expense	48,868	17.5	53,889	18.0	(5,021)	(9.3)
Amortization expense	13,800	5.0	13,323	4.5	477	3.6
Other income, net	(1,218)	(0.4)	(284)	(0.1)	(934)	(328.9)
Merger and restructuring expenses	5,403	1.9	11,248	3.8	(5,845)	(52.0)
Write-off of purchased in-process technology	1,500	0.5	—	—	1,500	100.0
Asset impairment charges	—	—	99,663	33.3	(99,663)	(100.0)

Total operating expenses	136,339	48.8	253,738	84.9	(117,399)	(46.3)

Operating loss	(9,325)	3.3	(137,895)	(46.1)	128,570	93.2
Interest expense	10,326	3.7	10,535	3.5	(209)	(2.0)
Interest income	(2,515)	(0.9)	(4,533)	(1.5)	2,018	44.5

Loss from continuing operations before income taxes	(17,136)	(6.1)	(143,897)	(48.1)	126,761	88.1
Income tax benefit from continuing operations	(7,389)	(2.6)	(20,513)	(6.8)	13,124	64.0

Loss from continuing operations	(9,747)	(3.5)	(123,384)	(41.3)	113,637	92.1
Loss on disposal, net of taxes	—	—	(346)	(0.1)	346	100.0

Net loss	$(9,747)	(3.5)%	$(123,730)	(41.4)%	$113,983	92.1%

	Sales				Orders
	Year ended December 31,				Year ended December 31,				Book to Bill Ratio
			Dollar and Percentage Inc/(Dec) Year to Year				Dollar and Percentage Inc/(Dec) Year to Year
	2003	2002			2003	2002			2002	2003
Segment Analysis
Process Equipment	$130,171	$146,737	$(16,566)	(11.3)%	$143,172	$134,979	$8,193	6.1%	1.10	0.92
Metrology	149,150	152,148	(2,998)	(2.0)	154,460	154,124	336	0.2	1.04	1.01

Total	$279,321	$298,885	$(19,564)	(6.5)%	$297,632	$289,103	$8,529	3.0%	1.07	0.97

Industry Analysis
Data Storage	$90,646	$96,584	$(5,938)	(6.1)%	$92,770	$86,641	$6,129	7.1%	1.02	0.90
Compound Semiconductor/wireless	39,083	43,833	(4,750)	(10.8)	53,574	40,428	13,146	32.5	1.37	0.92
Semiconductor	40,218	39,325	893	2.3	45,454	47,480	(2,026)	(4.3)	1.13	1.21
Research and Industrial	109,374	119,143	(9,769)	(8.2)	105,834	114,554	(8,720)	(7.6)	0.97	0.96

Total	$279,321	$298,885	$(19,564)	(6.5)%	$297,632	$289,103	$8,529	3.0%	1.07	0.97

Regional Analysis
US	$109,323	$139,342	$(30,019)	(21.5)%	$114,089	$120,730	$(6,641)	(5.5)%	1.04	0.87
Europe	47,002	50,941	(3,939)	(7.7)	53,278	49,806	3,472	7.0	1.13	0.98
Japan	56,542	52,964	3,578	6.8	59,287	55,262	4,025	7.3	1.05	1.04
Asia Pacific	66,454	55,638	10,816	19.4	70,978	63,305	7,673	12.1	1.07	1.14

Total	$279,321	$298,885	$(19,564)	(6.5)%	$297,632	$289,103	$8,529	3.0%	1.07	0.97

        Net sales of $279.3 million were down 7% from 2002 levels. By segment, process equipment sales were 11% lower due to a decrease of $25.7 million in etch and deposition products partially offset by $6.1 million in revenues realized from the TurboDisc and Aii acquisitions. The decline in etch and deposition sales was partially due to tight capital spending from our data storage customers, as well as Read-Rite Corp.'s bankruptcy in 2003. Read-Rite accounted for $12.9 million of sales in 2002, which were not repeated in 2003. A reduction of deposition system sales to telecommunication customers resulted in lower sales to the compound semiconductor/wireless industry. Sales reductions of $4.7 million in MBE, $2.6 million of etch and deposition and $3.5 million in optical metrology, partially offset by $1.0 million increases in other products, resulted in the decrease of sales to the research and industrial market. By region, there was a shift in sales from the U.S. to the Asia Pacific region. Asia Pacific sales increased due to a general pickup in business across the region, including an increase in AFM sales of $6.8 million. $3.5 million of the sales increase in the Asia Pacific region was attributable to the TurboDisc and Aii acquisitions. The Company believes that there will continue to be year-to-year variations in the geographic content of sales.

        Orders of $297.6 million were a 3% increase over 2002. By segment, the 6% improvement in process equipment orders was driven by a total of $12.7 million in orders for TurboDisc systems, partially offset by a net reduction in deposition and etch orders, including MBE. By industry, the largest increase was a 33% increase in compound semiconductor/wireless, mostly due to $11.3 million in orders received for TurboDisc products. Data storage increased 7% on higher deposition and etch orders. Research and industrial was down mostly due to a $7.1 million decline in MBE orders. Semiconductor was down 4% due to a $7.7 million reduction in deposition and etch equipment orders, primarily to the lithography market, offset by improvements across other product lines. Regionally, the decline in orders in the U.S. is mostly due to a shift to overseas production, primarily in the data storage industry.

        The book-to-bill ratio for the year ended December 31, 2003, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 1.07 to 1. During the year ended December 31, 2003, the Company experienced order cancellations of $13.0 million, primarily in the data storage and compound semiconductor/wireless industries. The Company acquired $25.1 million of backlog from companies acquired in 2003. The Company also experienced rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

        Gross profit for the year ended December 31, 2003, increased to 45.5% from 38.8% in 2002. During the year ended December 31, 2003, the Company incurred a $1.7 million reduction in gross profit related to the acquisitions of TurboDisc and Aii. The reduction was the result of purchase accounting adjustments due to the required capitalization of profit in inventory and permanent elimination of certain deferred revenue, which is included in cost of sales. During the years ended December 31, 2003 and 2002, the Company incurred merger and restructuring charges of $5.4 million and $26.2 million, respectively, of which $15.0 million, or 5.0% of net sales, related to the write off of inventory in 2002, which are included in the 2002 cost of sales. Excluding the impact of the purchase accounting adjustment in 2003 and the merger and restructuring charge in 2002, gross profit as a percentage of net sales increased to 46.0% from 43.8%. The increased gross margin is mostly due to a 6.8% improvement in the process equipment gross margin, primarily due to the cost savings associated with plant and personnel consolidations initiated in 2002.

        Selling, general and administrative expenses were down $7.9 million in 2003 principally due to a $5.4 million decrease in selling expense, resulting from reduced personnel, occupancy and advertising spending, as well as a $2.5 million decrease in administration costs, resulting from realized cost efficiencies. Such decreases were partially offset by incremental costs of $1.2 million attributable to the TurboDisc and Aii acquisitions.

        Research and development expense totaled $48.9 million or 17.5% of sales in 2003 compared with $53.9 million or 18% of sales in 2002. This $5.0 million decrease in spending resulted from efficiencies achieved through the site consolidations in the process equipment segment in the fourth quarter of 2002. This decrease was partially offset by $0.9 million of incremental costs attributable to the TurboDisc and Aii acquisitions.

        Other income, net, increased by $0.9 million primarily due to gains realized on the sale of assets held for sale.

        Merger and restructuring costs of $5.4 million in 2003, principally resulted from severance and business relocation expenses related to the cost reduction programs announced and initiated in the fourth quarter of 2002. These included the transfer of our Sunnyvale AFM business to Santa Barbara as well as severance costs incurred in the process equipment segment (See Note 7 to the Consolidated Financial Statements of the Company for details).

        The $1.5 million write-off of purchased in-process technology for 2003 resulted from the TurboDisc and Aii acquisitions for $0.5 million and $1.0 million, respectively, for projects that had not reached technological feasibility and had no alternate uses. Accordingly, these amounts were expensed at the acquisition dates (See Note 2 to the Consolidated Financial Statements of the Company for details on the projects included). Expenditures to complete both TurboDisc's and Aii's projects are subject to change, given the uncertainties of the development process, and no assurances can be given that deviations from the estimated completion dates will not occur. Additionally, the projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. There are risks associated with these projects, and there is no assurance that these projects will meet with technological or commercial success.

        Interest income totaled $2.5 million compared to $4.5 million in the comparable 2002 period. The decrease is due to a reduction in interest income on short-term investments as a result of lower interest rates plus lower cash balances due to the $131.1 million cash outlay for acquired companies.

        Income taxes for the year ended December 31, 2003 amounted to a benefit of $7.4 million, or 43.1% of loss before income taxes as compared with a benefit of $20.5 million, or 14.3% of loss before income taxes in 2002. The lower tax rate in 2002 is due to $94.4 million of non-deductible charges taken in 2002 from the write-down of goodwill.

Years Ended December 31, 2002 and 2001

        The following tables show selected items of Veeco's consolidated Statements of Operations, percentages of sales, and comparisons between 2002 and 2001 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in $000's):

	Year ended December 31,
					Dollar and Percentage Inc/(Dec) Year to year
	2002		2001
Net sales	$298,885	100.0%	$449,251	100.0%	$(150,336)	(33.5)%
Cost of sales	183,042	61.2	260,148	57.9	(77,106)	(29.6)

Gross profit	115,843	38.8	189,103	42.1	(73,260)	(38.7)
Operating expenses:
Selling, general and administrative expense	75,899	25.4	82,426	18.3	(6,527)	(7.9)
Research and development expense	53,889	18.0	59,722	13.3	(5,833)	(9.8)
Amortization expense	13,323	4.5	9,469	2.1	3,854	40.7
Other (income) expense, net	(284)	(0.1)	2,497	0.6	(2,781)	(111.4)
Merger and restructuring expenses	11,248	3.8	3,046	0.7	8,202	269.3
Write-off of purchased in-process technology	—	—	8,200	1.8	(8,200)	(100.0)
Asset impairment charges	99,663	33.3	3,418	0.8	96,245	2,815.8

Total operating expenses	253,738	84.9	168,778	37.6	84,960	50.3

Operating (loss) income	(137,895)	(46.1)	20,325	4.5	(158,220)	(788.5)
Interest expense	10,535	3.5	2,427	0.6	8,108	334.1
Interest income	(4,533)	(1.5)	(3,004)	(0.7)	(1,529)	(50.9)

(Loss) income from continuing operations before income taxes	(143,897)	(48.1)	20,902	4.6	(164,799)	(788.4)
Income tax (benefit) provision from continuing operations	(20,513)	(6.8)	6,020	1.3	(26,533)	(440.7)

(Loss) income from continuing operations	(123,384)	(41.3)	14,882	3.3	(138,266)	(929.1)
(Loss) from discontinuing operations, net of taxes	—	—	(2,450)	(0.5)	2,450	100.0
(Loss) on disposal, net of taxes	(346)	(0.1)	(2,123)	(0.5)	1,777	83.7

Net (loss) income	$(123,730)	(41.4)%	$10,309	2.3%	$(134,039)	(1300.2)%

	Sales				Orders
	Year ended December 31,				Year ended December 31,				Book to Bill Ratio
			Dollar and Percentage Inc/(Dec) Year to Year				Dollar and Percentage Inc/(Dec) Year to Year
	2002	2001			2002	2001			2002	2001
Segment Analysis
Process Equipment	$146,737	$277,256	$(130,519)	(47.1)%	$134,979	$173,919	$(38,940)	(22.4)%	0.92	0.63
Metrology	152,148	171,995	(19,847)	(11.5)	154,124	144,983	9,141	6.3	1.01	0.84

Total	$298,885	$449,251	$(150,366)	(33.5)%	$289,103	$318,902	$(29,799)	(9.3)%	0.97	0.71

Industry Analysis
Data Storage	$96,584	$139,837	$(43,253)	(30.9)%	$86,641	$111,300	$(24,659)	(22.2)%	0.90	0.80
Compound Semiconductor/wireless	43,833	133,474	(89,641)	(67.2)	40,428	68,254	(27,826)	(40.8)	0.92	0.51
Semiconductor	39,325	75,978	(36,653)	(48.2)	47,480	42,751	4,729	11.1	1.21	0.56
Research and Industrial	119,143	99,962	19,181	19.2	114,554	96,597	17,957	18.6	0.96	0.97

Total	$298,885	$449,251	$(150,366)	(33.5)%	$289,103	$318,902	$(29,799)	(9.3)%	0.97	0.71

Regional Analysis
US	$139,342	$242,726	$(103,384)	(42.6)%	$120,730	$172,263	$(51,533)	(29.9)%	0.87	0.71
Europe	50,941	79,891	(28,950)	(36.2)	49,806	54,858	(5,052)	(9.2)	0.98	0.69
Japan	52,964	89,455	(36,491)	(40.8)	55,262	48,118	7,144	14.8	1.04	0.54
Asia Pacific	55,638	37,179	18,459	49.6	63,305	43,663	19,642	45.0	1.14	1.17

Total	$298,885	$449,251	$(150,366)	(33.5)%	$289,103	$318,902	$(29,799)	(9.3)%	0.97	0.71

        Process equipment sales in 2002 were severely affected by the overall economic downturn that was particularly acute in the data storage and telecommunications industries, causing a decrease of $130.5 million from prior year sales of $277.3 million. This was due to a $72.1 million decline in etch and deposition product sales, principally to the data storage market, as well as a $71.2 million decrease in optical filter deposition sales to the telecommunications industry partially offset by a $12.8 million increase in MBE sales by the Company's Applied Epi subsidiary, acquired in September 2001. Metrology sales were also affected, primarily by the downturn in the semiconductor industry causing a decrease of $19.9 million from $172.0 million in the year ended December 31, 2001. This decrease was attributable to a $17.2 million decrease in the sale of AFMs, primarily to the semiconductor and research/industrial industries, as well as a $4.5 million decrease in optical interferometry sales, predominantly to the data storage and semiconductor industries, partially offset by a $1.8 million increase in sales of other optical metrology products.

        The decrease in U.S. sales was primarily attributable to an $87.9 million decrease in process equipment sales, due primarily to a decline of $53.8 million in sales of ion beam deposition products to the optical telecommunications industry, as well as a decrease of $45.0 million in sales of etch and deposition products to the data storage industry. The decrease in U.S. process equipment sales was offset slightly by a $10.9 million increase in the sale of MBE equipment to the telecommunications and research industries by the Company's Applied Epi subsidiary, which was acquired in September 2001, in a transaction using the purchase method of accounting. Sales decreases in Europe and Japan were primarily attributable to the drop in process equipment sales, principally in etch and deposition products. Sales in Asia Pacific increased principally due to a $17.0 million increase in the sale of etch and deposition products to data storage customers. The Company believes that there will continue to be year-to-year variations in the geographic concentration of sales.

        Veeco received $289.1 million of orders for the year ended December 31, 2002, representing a 9% decrease from $318.9 million of orders in the comparable 2001 period. Process equipment orders decreased primarily due to the continued downturn in the data storage and telecommunications industries. Orders for etch and deposition equipment, sold primarily to the data storage industry, decreased $34.1 million, from the prior year, while orders for optical filter deposition equipment decreased $27.0 million from the comparable 2001 period. The decrease in process equipment orders was offset in part by a $22.2 million increase in MBE orders from the Applied Epi subsidiary acquired in September of 2001, primarily to telecommunications and research customers. Metrology orders increased by $9.1 million to $154.1 million, reflecting a 6% increase in orders for AFMs as well as a 5% increase in orders for optical metrology products. The book-to-bill ratio for the year ended December 31, 2002, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 0.97 to 1.

        For the year ended December 31, 2002, the Company experienced order cancellations of $20.9 million, the majority of which related to the data storage and optical telecommunications market. The Company also experienced rescheduling of order delivery dates by customers.

        During the years ended December 31, 2002 and 2001, the Company incurred merger and restructuring charges of $26.2 million and $20.0 million, respectively, of which $15.0 million, or 5.0% of net sales, and $13.6 million, or 3.0% of net sales, respectively, related to the write off of inventory, which is included in cost of sales. Gross profit for the year ended December 31, 2002, decreased to 38.8% from 42.1% in 2001. Excluding the merger and restructuring charges in both years, gross profit as a percentage of net sales decreased to 43.8% from 45.1%. The decreased gross margin is primarily due to the significant volume decrease from the prior year, particularly in process equipment sales.

        Selling, general and administrative expenses of $75.9 million represented a higher percentage of sales in 2002 due to the 33% decrease in sales volume from 2001. The dollar decrease was principally attributable to a decrease in selling and commission expense resulting from the decreased sales volume, as well as cost reduction efforts implemented by the Company. The decrease was partially offset by a $6.1 million increase in selling, general and administrative expenses of the Applied Epi and TM subsidiaries, both of which were acquired by the Company during the third quarter of 2001.

        Research and development expense for the year ended December 31, 2002, of $53.9 million represented a decrease of $5.8 million, or 10%, from the comparable period of 2001, primarily due to cost reduction efforts implemented by the Company in all product areas, except for AFM. This decrease was offset in part by the impact of $4.3 million in research and development expense of Applied Epi and TM.

        Amortization expense for the year ended December 31, 2002, of $13.3 million represented an increase of $3.9 million from the comparable period of 2001, due primarily to the intangible assets acquired during the third quarter of 2001 in connection with the Applied Epi and TM acquisitions. This amount was offset in part by $1.5 million of reduced amortization expense in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective on January 1, 2002. Under SFAS 142 goodwill is no longer amortizable and is to be reviewed annually for impairment. As previously mentioned, the Company recorded a goodwill impairment charge of $94.4 million in the fourth quarter of 2002.

        Due to cost reduction efforts in response to continuing poor industry conditions, the decreased order level throughout the year and in conjunction with the plan announced by the Company in October 2002 to reduce operating costs by $24.0 million in 2003, the Company recorded merger and restructuring charges of approximately $11.2 million during 2002, excluding inventory write-offs (See Note 7 to the Consolidated Financial Statements of the Company for details on this charge).

        In light of the economic conditions in 2002, as well as the significant decline in process equipment sales during such period, the Company implemented a plan to rationalize certain product lines, which required discontinuance or modification of several products. As a result of the significant reduction in sales volume and the rationalization of product lines, excess plant capacity existed. Part of the plan to reduce future operating costs consisted of consolidation or elimination of certain facilities resulting in the reduction of excess capacity. The plan included closing two process equipment manufacturing facilities, in Fort Collins, Colorado and Rochester, New York. The manufacturing activities of the Rochester facility ceased as of December 31, 2002, and have been relocated to the Company's Plainview, New York facility. The manufacturing activities of the Fort Collins facility are in the process of being phased out, and will also be transferred to the Company's Plainview, New York facility. As a result of this reorganization, the Company recorded an inventory write-down of approximately $15.0 million. In connection with these actions, certain products sold to the data storage industry were discontinued. These products include certain physical vapor deposition equipment. A portion of this product line's inventory is not useable and thus has been written-off by the Company. The $15.0 million charge also included the discontinuance or modification of certain telecommunications product lines, due to the continued decline in the telecommunications industry. This industry has seen a significant decline due to excess of fiber optic capacity created by telephonic carriers as well as current economic conditions, which have resulted in a significant decrease in capital spending.

        In conjunction with the restructuring in the process equipment segment and the closure of two manufacturing facilities, the Company has classified the two facilities as held for sale as of December 31, 2002. In accordance with SFAS No. 144, the values of these facilities are measured at the lower of their carrying amount or fair value less cost to sell. Accordingly, an impairment charge of $3.5 million was recorded by the Company. Fair value was determined by the Company based upon recent market data. Land, buildings and other fixed assets held for sale of approximately $10.2 million are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet at December 31, 2002. The sale of these two facilities is expected to occur by mid-year of 2004. Certain machinery and equipment and furniture and fixtures with a net book value of $1.8 million, the majority of which is a result of the closing of the Rochester facility, were deemed to have no future value and, thus, the Company has written off those assets and has included this charge in asset impairment in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

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

Liquidity and Capital Resources

        Veeco's primary source of funds at December 31, 2003, consisted of $106.8 million of cash and cash equivalents. This amount represents a decrease of $107.5 million from the December 31, 2002 balance of $214.3 million. The decrease was primarily due to $131.1 million in payments for the net assets acquired in connection with the NanoDevices, TurboDisc and Aii acquisitions. If these items are excluded, the company generated $23.6 million in cash in 2003. The Company's primary future cash commitment is in 2008, when the $220 million of 4.125% convertible subordinated notes mature. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share and are redeemable by Veeco under certain circumstances. (See note 4 to the Consolidated Financial Statements of the Company for details).

        Cash provided by operations totaled $21.8 million during the year ended December 31, 2003. Of the cash generated, $15.6 million was derived from adjusting the net loss of $9.7 million for non-cash charges of $25.3 million, including $24.9 million in depreciation and amortization expense. The balance of $6.2 million is from changes in operating assets and liabilities, net of acquisitions, including cash generated from decreases in accounts receivable and inventory of $13.3 million and $8.1 million, respectively, and an increase in accounts payable of $3.2 million, partially offset by a cash use for reduced accrued expenses, deferred profit and other current assets and liabilities, net, of $18.4 million. Accounts receivable decreased due to better collection rates and a lower mix of outstanding receivables in Japan at the end of the year, where payment terms are longer than in the other geographic regions served by Veeco. Receivables generally are due within 30-60 days, other than customers in Japan where payment terms range from 90-150 days. These items were offset by decreases in accrued expenses, deferred profit and other current assets and liabilities, net, of $18.4 million. Deferred profit for the year ended December 31, 2003, decreased by $2.4 million due to a decrease in amounts deferred for systems that were shipped but revenue was not recognized, under SAB 104, (see note 1 to the Consolidated Financial Statements of the Company for details). Accrued expenses and other current liabilities (excluding deferred profit) decreased $19.7 million, primarily as a result of a $7.6 million reduction in taxes payable other than income taxes, a $3.4 million reduction in merger and restructuring costs, $2.7 million reduced bonus and commission accruals, $1.0 million in reduced non-SAB 104 related deferred revenues, and $5.0 million in all other accrual reductions.

        Cash used in investing activities of $131.2 million for the year ended December 31, 2003 are a result of the $131.1 million in payments for the business acquired, as noted above, plus capital expenditures of $8.1 million and $3.5 million placed into escrow pending indemnity claims, if any, relating to the Aii purchase. The Company has an offsetting liability for half of this amount in long-term liabilities, in accordance with the Aii purchase contract. Under the terms of the escrow agreement, which terminates in November 2006, the remaining balance in the escrow account upon termination will be disbursed to Veeco and the former Aii shareholders equally. Partially offsetting these cash uses were proceeds from the sale of property, plant and equipment of $2.8 million and net maturities of long-term investments of $8.6 million.

        Cash provided by financing activities in 2003 totaled $2.7 million. The generation of cash from financing activities in 2003 primarily resulted from stock issuances.

        In December 2001, the Company issued $200.0 million of 4.125% convertible subordinated notes, and in January 2002, the Company issued an additional $20.0 million of notes pursuant to an over-allotment option. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. The notes will mature on December 21, 2008. In connection with this offering, the Company purchased approximately $25.9 million of U.S. government securities, which were pledged to the trustee under the indenture governing the notes, as security for the exclusive benefit of the holders of the notes. These securities will be sufficient to provide for the payment in full of the first six scheduled interest payments due on the notes and thus represent restricted investments. The balance of these pledged securities as of December 31, 2003 was $8.9 million. Except with respect to these pledged securities, the notes are subordinated in right of payment to substantially all other indebtedness of the Company. The notes are repayable upon certain change of control events and upon the acceleration of certain other indebtedness for money borrowed of the Company. After the third anniversary of issuance, the notes may be redeemed at the option of the Company at the redemption prices set forth in the indenture relating to the notes.

        On April 19, 2001, the Company entered into a $100 million revolving credit facility (as amended, the "Facility"). The Facility's interest rate is a floating rate based on the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flows exceeds a defined amount. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is also required to satisfy certain financial tests and the accounts receivable of the Company and its material domestic subsidiaries are pledged to secure the Company's obligations under the Facility. In connection with an amendment of the Facility, certain financial covenants were amended to allow for the 2003 restructuring charges and acquisitions. Certain definitions were also amended in the fourth quarter of 2002 and the first quarter of 2004. As of December 31, 2003, and for all prior periods, the Company was in compliance with the covenants set forth in the Facility. As of December 31, 2003, there were no borrowings outstanding under the Facility, and the Company had no letters of credit outstanding under the Facility.

        In October 2002, the Company repaid one of its mortgages upon maturity in the amount of approximately $2.0 million.

        At December 31, 2003, Veeco's contractual cash obligations and commitments relating to its debt obligations and lease payments are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt	$230,268	$333	$6,328	$220,316	$3,291
Operating leases	15,382	3,064	6,430	1,548	4,340
Letters of credit	—	—	—	—	—
Purchase commitments	21,228	21,136	85	7	—

	$266,878	$24,533	$12,843	$221,871	$7,631

        The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company's $100.0 million Facility will be sufficient to meet the Company's projected working capital and other cash flow requirements for the next twelve months, as well as the Company's contractual obligations, detailed in the above table, over the next three years. The Company believes it will be able to meet its obligation to repay the $220 million subordinated notes that mature on December 21, 2008 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and/or other means.

        The Company is potentially liable for payment of earn-out features to the former owners of the businesses acquired in 2003 based on revenue targets achieved by the acquired businesses. The maximum amount of these contingent liabilities is $9 million to the former shareholders of Aii over a three-year period, $3 million to Nanodevices, Inc, over a three-year period, and $20 million to Emcore Corporation, the former owner of TurboDisc, over a two-year period. Any amounts payable are to be paid during the first quarter of 2005, 2006, and 2007 to the former owners of Aii and Nanodevices and during the first quarter of 2005 and 2006 to the former owner of TurboDisc. Each payment is based on a set percentage for revenues in excess of certain targets for the preceding fiscal year. Therefore, it is not possible to calculate the amounts, if any, that may be due for each year.

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

        Revenue Recognition:    Effective January 1, 2000, the Company changed its method for accounting for revenue recognition in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which updates the guidance provided in SAB 101, integrates the related Frequently Asked Questions, and recognizes the role of the FASB's Emerging Issues Task Force ("EITF") consensus on Issue 00-21. SAB 104 deletes certain interpretive material no longer necessary, and conforms the remaining interpretative material retained to the pronouncements issued by the EITF on various revenue recognition topics, including EITF 00-21. It further clarifies that a company should first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then to refer to SAB 104 for revenue recognition for the unit of accounting. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller's price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At December 31, 2003 and 2002, $2.1 million and $4.5 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

        Goodwill and Indefinite-Lived Intangible Asset Impairment:    The Company has significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of the Company's goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required to record impairment charges for these assets not previously recorded. The Company completed the first of the required impairment tests on goodwill and indefinite lived intangible assets in the first quarter of 2002. Based upon the judgment of management, it was determined that there was no impairment to goodwill or intangibles with indefinite lives as of January 1, 2002. During the fourth quarter of 2002, management determined that due to the continued weakness in the telecommunications industry and the uncertainty of the timing and speed of recovery, impairment indicators were present. Under SFAS No. 142, if impairment indicators are present, the fair value of the reporting unit must be determined. Based upon the judgment of management, goodwill arising from the September 2001 Applied Epi acquisition which is included in the compound semiconductor equipment reporting unit, included in the process equipment operating segment, was deemed significantly impaired. As a result, the Company recorded an impairment charge of $94.4 million and has written down goodwill related to the compound semiconductor equipment reporting unit to approximately $7.5 million as of December 31, 2002. During the fourth quarter of 2003, as required, the Company performed an annual impairment test, and based upon the judgment of management, it was determined that no impairment exists.

        Long Lived Asset Impairment:    The carrying values of long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. During 2003 there were no indicators of impairment present. The Company recorded $5.3 million and $0.9 million of fixed asset impairment charges in 2002 and 2001, respectively. Assumptions utilized by management in reviewing for impairment of long-lived assets could be effected by changes in strategy and/or market conditions which may require Veeco to record additional impairment charges for these assets, as well as impairment charges on other long-lived assets not previously recorded. During December 2001, approximately $2.5 million of intangible assets were written off in connection with a phased out product line.

        Deferred Taxes:    As part of the process of preparing Veeco's consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The measurement of deferred tax assets is adjusted by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will be recognized.

        At December 31, 2003, we have deferred tax assets, net of valuation allowances, of $42.8 million. We believe it is more likely than not that we will be able to realize these assets through the reduction of future taxable income.

        We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors including, the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Should we determine that we are unable to use all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income tax expense, thereby reducing net income in the period such determination was made.

Risk Factors That May Impact Future Results

        In addition to the other information set forth herein, the following risk factors should be carefully considered by shareholders of and potential investors in the Company.

The cyclicality of the microelectronics industries we serve directly affects our business.

        Veeco's business depends in large part upon the capital expenditures of data storage, compound semiconductor/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of our net sales for the periods indicated:

	Year ended December 31,
	2003	2002	2001
Data Storage	33%	32%	31%
Compound semiconductor/wireless	14%	15%	30%
Semiconductor	14%	13%	17%
Research and Industrial	39%	40%	22%

Veeco is subject to the business cycles of these industries, the timing, length and volatility of which are difficult to predict. These industries have historically been highly cyclical and have experienced significant economic downturns in the last decade. As a capital equipment provider, our revenues depend in large part on the spending patterns of these customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a high proportion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls is limited. A downturn in one or more of these industries could have a material adverse effect on our business, financial condition and operating results. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and attract, hire, assimilate and retain a sufficient number of qualified people. We cannot give assurances that our net sales and operating results will not be adversely affected if our customers experience economic downturns or slowdowns in their businesses.

We operate in a highly competitive industry characterized by rapid technological change.

        The data storage, compound semiconductor/wireless, semiconductor and research and industrial industries are subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products in selecting which development programs to fund and pursue. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

        Many of our competitors have greater financial, engineering, manufacturing and marketing resources than us. In addition, we face competition from smaller emerging equipment companies whose strategy is to provide a portion of the products and services we offer, using innovative technology to sell products into specialized markets. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins. Our failure to compete successfully with these other companies would seriously harm our business.

        In addition, a substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor's capital equipment, we believe that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a customer selects a competitor's product over ours for technical superiority or other reasons, we could experience difficulty selling to that customer for a significant period of time.

We depend on a limited number of customers that operate in highly concentrated industries.

        Our customer base is and has been highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Based on net sales, Seagate Technology, Inc. is our largest customer. The following table sets forth the percentage of our net sales to Seagate (our only customer with sales greater than 10% in any of the past three years) for the following periods:

	Year Ended December 31,
	2003	2002	2001
Seagate Technology	11%	13%	7%

        Seagate is also the principal customer for Aii, which we recently acquired, and accounted for $31.6, $42.0, and $6.1 million of Aii's net sales for its fiscal years 2003, 2002 and 2001, respectively. As a result, Seagate is expected to account for a greater percentage of Veeco's net sales in the near future.

        If a principal customer discontinues its relationship with us or suffers economic setbacks, our business, financial condition and operating results could be materially and adversely affected. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers. We cannot be certain that we will be able to do so. In addition, because a relatively small number of large manufacturers, many of whom are our customers, dominate the industries in which they operate, it may be especially difficult for us to replace these customers if we lose their business. A substantial portion of orders in our backlog are orders from our principal customers.

        Furthermore, we do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales and we are exposed to competitive price pressure on each new order we attempt to obtain. Our failure to obtain new sales orders from new or existing customers, would have a negative impact on our results of operations.

Our quarterly operating results fluctuate significantly.

        Our quarterly results have fluctuated significantly in the past and we expect this trend to continue. Factors which affect our quarterly results, in addition to the other risk factors described herein, include:

  •
  the timing of significant orders, shipments and customer acceptance of our products,

  •
  rescheduling or cancellations of customer orders,

  •
  difficulties in manufacturing or meeting technical specifications,

  •
  changes in product mix and the cost of materials, and

  •
  our acquisitions and financings.

        We derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. As is typical in our industry, orders, shipments and customer acceptances often occur during the last few weeks of a quarter. As a result, delay of only a week or two can often shift the related booking or net sales into the next quarter, which could adversely affect our reported results for the prior quarter.

        In addition, customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. In limited circumstances, we have permitted major customers to return previously shipped products in order to maintain business relationships with such customers. Backlog adjustments for the year ended December 31, 2003 included order cancellations of $13.0 million.

        Historically, we have experienced long and unpredictable sales cycles (i.e., the period between our initial contact with a potential customer and the time when we recognize revenue from that customer). Our sales cycle can range up to twelve months. The timing of an order often depends on the capital expenditure budget cycle of our customers, which is completely out of our control. In addition, the time it takes us to build a product to customer specifications (the "build cycle") typically ranges from one to six months, followed in certain cases by a period of customer acceptance during which the customer evaluates the performance of the system and may potentially reject the system. As a result of the build cycle and evaluation periods, the period between a customer's initial purchase decision and revenue recognition on an order often varies widely, and variations in length of this period can cause further fluctuations in our operating results.

        Many of these factors are beyond our control. If our orders, shipments, net sales or operating results in a particular quarter do not meet expectations, our stock price may be adversely affected.

Our acquisition strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses.

        We have considered numerous acquisition opportunities and completed several significant acquisitions in the past. We may consider acquisitions of, or investments in, other businesses in the future. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

  •
  difficulties and increased costs in integrating the personnel, operations, technologies and products of acquired companies,

  •
  diversion of management's attention while evaluating, pursuing and integrating the business to be acquired,

  •
  potential loss of key employees of acquired companies, especially if a relocation or change in responsibilities is involved,

  •
  difficulties in managing geographically dispersed operations in a cost-effective manner,

  •
  lack of synergy or inability to realize expected synergies, and

  •
  possible write-down of acquired intangible assets as a result of technological advancements or worse-than-expected performance by the acquired company.

        Our inability to effectively manage these risks could materially and adversely affect our business, financial condition and operating results.

        In addition, if we issue equity securities to pay for an acquisition, the ownership percentage of our then-existing shareholders would be reduced and the value of the shares held by these shareholders could be diluted, which could adversely affect the price of our stock and convertible subordinated notes. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or other purposes, including making payments on the convertible subordinated notes. In 2003, we used approximately $131 million of cash to complete the 2003 acquisitions. There can be no assurance that financing for future acquisitions will be available on favorable terms or at all.

Our inability to attract, retain and motivate key employees could have a material adverse effect on our business.

        Our success depends upon our ability to attract, retain and motivate key employees, including those in managerial, engineering, marketing and other roles. In particular, we depend on our Chairman and Chief Executive Officer, Edward H. Braun. Our growth is dependent on our ability to attract, retain and motivate highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting, retaining and motivating qualified personnel may be difficult due to challenging industry conditions, competition for such personnel by other technology companies, consolidations and relocations of operations and workforce reductions. Our inability to attract, retain and motivate key personnel could have a material adverse effect on our business, financial condition or operating results.

We are exposed to the risks of operating a global business.

        Approximately 61% of our 2003 net sales and 53% of our 2002 net sales were generated from sales outside the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing, portion of our sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

  •
  difficulties in managing a global enterprise, including staffing, managing distributors and representatives and repatriation of earnings,

  •
  difficulties in obtaining U.S. export licenses in connection with sales of products to customers in certain geographic regions, including China and Asia-Pacific, a particular disadvantage relative to our non-U.S. competitors who are not required to comply with U.S. export controls,

  •
  fluctuations in the relative values of currencies,

  •
  periodic regional economic downturns and unstable political environments,

  •
  longer sales cycles and difficulty in collecting accounts receivable, and

  •
  multiple, conflicting and changing governmental laws and regulations, including import/export controls and other trade barriers.

        Many of these challenges are present in China, a large potential market for the Company's products and an area that we anticipate will present a significant opportunity for growth. Instability in

China and other foreign economies may continue and recur again in the future, which could have a material adverse effect on our business. In addition, political instability, terrorism, acts of war or epidemics in regions where we operate may adversely affect our business and results of operations.

        We are exposed to foreign currency exchange rate risks that are inherent in our anticipated sales, sales commitments and assets and liabilities that are denominated in currencies other than the United States dollar. Although we attempt to mitigate our exposure to fluctuations in currency exchange rates, these hedging activities may not always be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could materially and adversely affect our revenues and gross margins. We also are exposed to interest rate risks inherent in our debt obligations and investment portfolios.

Our success depends on protection of our intellectual property rights. We may be subject to claims of intellectual property infringement by others.

        Our success depends in part upon the protection of our intellectual property rights. We own various United States and international patents and have additional pending patent applications relating to certain of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage. In addition, our intellectual property rights may be circumvented, invalidated or rendered obsolete by the rapid pace of technological change. Furthermore, the laws of other countries may less effectively protect our proprietary rights, compared to U.S. laws. Infringement of our rights by a third party could result in uncompensated lost market and revenue opportunities.

        From time to time we have received communications from other parties asserting the existence of patent or other rights which they believe cover certain of our products. We also periodically receive notice from customers who believe that we are required to indemnify them for damages they may incur related to infringement claims made against these customers by third parties. Our customary practice is to evaluate such assertions and to consider the available alternatives, including whether to seek a license, if appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur.

        If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially and adversely affected.

        On September 17, 2003, we commenced a lawsuit against Asylum Research Inc., a privately-held company founded by former Veeco employees. The suit alleges infringement of five patents relating to our AFM technologies. We are seeking monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents we are suing on are invalid and unenforceable and has filed a counterclaim for infringement of a patent licensed by Asylum and payment of royalties it believes it is owed. We believe Asylum's claims are without merit. Nonetheless, the costs of pursuing this matter are significant and there can be no assurance that we will be successful in this matter.

We rely on a limited number of suppliers.

        Failure of the suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities in a timely and cost-effective manner could adversely affect our business. We generally do not have guaranteed supply or pricing arrangements with our suppliers. As a result, we risk increased cost of materials and difficulty in procuring the parts we need to fill customer orders. We currently use numerous suppliers, however, some key parts may be obtained only from a single supplier or a limited group of suppliers. Failure of any of these suppliers to perform in a timely or quality manner could negatively impact our revenues and results of operations.

We may not obtain sufficient affordable funds to finance our future needs.

        We may need to make significant capital expenditures to continue our operations and to enhance our manufacturing capability to keep pace with rapidly changing technologies. Also, our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers. As a result of our emphasis on research and development and technological innovation, our operating costs may increase in the future. During the past few years, the markets for equity and debt securities have fluctuated significantly, especially with respect to technology-related companies, and during some periods offerings of those securities have been extremely difficult to complete. As a result, in the future we may not be able to obtain the additional funds required to fund our operations and invest sufficiently in research and development on reasonable terms, or at all. Such a lack of funds could have a material adverse effect on our business, financial condition and operating results.

We are subject to risks of non-compliance with environmental and safety regulations.

        We are subject to environmental and safety regulations in connection with our business operations, including but not limited to regulations related to the development, manufacture and use of our products. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacture or use of certain of our products, each of which could have a material adverse effect on our business, financial condition and results of operations.

We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our company by another company more difficult.

        We have adopted and may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of Veeco that a holder of our common stock might consider in its best interest. These measures include:

  •
  "blank check" preferred stock,

  •
  classified board of directors,

  •
  shareholder rights plan or "poison pill," and

  •
  certain certificate of incorporation and bylaws provisions.

        Our board of directors has the authority to issue up to 500,000 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares ("blank check" preferred). Such preferred stock may have rights, including economic rights, senior to our common stock. As a result, the issuance of the preferred stock could have a material adverse effect on the price of our common stock and could make it more difficult for a third party to acquire a majority of our outstanding common stock.

        Our board of directors is divided into three classes with each class serving a staggered three-year term. The existence of a classified board will make it more difficult for the shareholders to change the composition (and therefore the policies) of our board in a relatively short period of time.

        We have adopted a shareholder rights plan, under which we have granted to our shareholders rights to purchase shares of junior participating preferred stock. These rights could discourage a takeover that is not approved by our board of directors but which a shareholder might consider in its best interest, thereby adversely affecting our stock price.

        We have adopted certain certificate of incorporation and bylaws provisions which may have anti-takeover effects. These include: (a) requiring certain actions to be taken at a meeting of shareholders rather than by written consent, (b) requiring a super-majority of shareholders to call a special meeting of shareholders or to approve certain amendments to our bylaws, (c) limiting the maximum number of directors, and (d) providing that directors may be removed only for "cause." These measures and those described above may have the effect of delaying, deferring or preventing a takeover or other change in control of Veeco that a holder of our common stock might consider in its best interest.

        In addition, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested stockholder (generally, a 15% or greater stockholder) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

        The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

  •
  rates on debt and short-term and long-term investment portfolios, and

  •
  exchange rates, generating translation and transaction gains and losses.

Interest Rates

        Veeco centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Veeco's investment portfolios consist of cash equivalents and obligations of U.S. government agencies. These investments in obligations of the U.S. government are considered held to maturity securities. Accordingly, the amounts are carried at amortized cost. Assuming year-end 2003 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. In December 2001 and January 2002, the Company issued an aggregate of $220.0 million of 4.125% convertible subordinated notes. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. Interest payments commenced on June 21, 2002 (see Note 3 to the Company's Consolidated Financial Statements). The notes will mature on December 21, 2008. After the third anniversary of the issuance, the notes may be redeemed at the option of the Company, at the redemption prices set forth in the indenture.

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

        Veeco's net sales to foreign customers represented approximately 61% of Veeco's total net sales in 2003, 53% in 2002 and 46% in 2001. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco's total net sales. Veeco's net sales denominated in foreign currencies represented approximately 22% of Veeco's total net sales in 2003, 22% in 2002 and 15% in 2001. The aggregate foreign exchange gains (losses) included in determining consolidated results of operations were $0.1 million, $0.1 million and ($1.9) million in 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, the foreign currency exchange gain (loss) is net of approximately ($0.4), ($1.0) and $0.4 million of realized hedging (losses) gains, respectively, which were recorded and included in other (income) expense, net. As of December 31, 2003, approximately $0.3 million of losses related to forward contracts are included in accrued expenses and have been subsequently paid in January 2004. On December 30, 2003, the Company entered into forward contracts for the month of January for the notional amount of $19.1 million, which approximated the market value at December 31, 2003. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts outstanding was approximately $14.8 million for the year ended December 31, 2003. The changes in currency exchange rates that have the largest impact on translating Veeco's international operating (loss) profit are the Japanese Yen and the Euro. The Company estimates that based upon its balance sheet at December 31, 2003, a 10% change in foreign exchange rates impact operating loss by approximately $0.9 million. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Item 8. Financial Statements and Supplementary Data.

        The consolidated financial statements of the Company are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

        The following table presents selected financial data for each quarter of fiscal 2003 and 2002. Although unaudited, this information has been prepared on a basis consistent with the Company's audited financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited financial statements of the Company and the notes thereto.

Quarterly Statements of Operations (In thousands):

	Fiscal 2003					Fiscal 2002
	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4(1)	Year
Net sales	$65,779	$73,449	$63,144	$76,949	$279,321	$80,149	$77,339	$72,753	$68,644	$298,885
Cost of sales	34,573	40,655	32,845	44,234	152,307	46,414	42,137	38,405	56,086	183,042

Gross profit	31,206	32,794	30,299	32,715	127,014	33,735	35,202	34,348	12,558	115,843
Costs and expenses	31,342	32,744	30,252	35,098	129,436	36,162	36,150	36,325	34,190	142,827
Merger and restructuring expenses	668	789	1,804	2,142	5,403	837	1,050	83	9,278	11,248
Write-off of purchased in-process technology	—	—	—	1,500	1,500	—	—	—	—	—
Asset impairment charges	—	—	—	—	—	—	—	—	99,663	99,663

Operating loss	(804)	(739)	(1,757)	(6,025)	(9,325)	(3,264)	(1,998)	(2,060)	(130,573)	(137,895)
Interest expense, net	1,767	1,886	2,050	2,108	7,811	1,486	1,477	1,388	1,651	6,002

Loss from continuing operations, before income taxes	(2,571)	(2,625)	(3,807)	(8,133)	(17,136)	(4,750)	(3,475)	(3,448)	(132,224)	(143,897)
Income tax benefit from continuing operations	(874)	(1,490)	(1,692)	(3,333)	(7,389)	(1,598)	(1,856)	(1,366)	(15,693)	(20,513)

Loss from continuing operations	(1,697)	(1,135)	(2,115)	(4,800)	(9,747)	(3,152)	(1,619)	(2,082)	(116,531)	(123,384)
Loss on disposal of discontinued operations, net of taxes	—	—	—	—	—	(346)	—	—	—	(346)

Net loss	$(1,697)	$(1,135)	$(2,115)	$(4,800)	$(9,747)	$(3,498)	$(1,619)	$(2,082)	$(116,531)	$(123,730)

Quarterly Statements of Operations:

	Fiscal 2003					Fiscal 2002
	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4	Year
Loss per common share:
Loss per common share from continuing operations	$(0.06)	$(0.04)	$(0.07)	$(0.16)	$(0.33)	$(0.11)	$(0.06)	$(0.07)	$(4.00)	$(4.24)
Loss on discontinued operations	—	—	—	—	—	(0.01)	—	—	—	(0.01)

Net loss per common share	$(0.06)	$(0.04)	$(0.07)	$(0.16)	$(0.33)	$(0.12)	$(0.06)	$(0.07)	$(4.00)	$(4.25)

Weighted average shares outstanding	29,224	29,247	29,262	29,316	29,263	29,021	29,083	29,137	29,142	29,096
Diluted weighted average shares outstanding	29,224	29,247	29,262	29,316	29,263	29,021	29,083	29,137	29,142	29,096

(1)
In December 2002, the Company incurred charges of $15.0 million for the write-off of inventory (see Note 7 to the Company's Consolidated Financial Statements). These charges are included in cost of sales.

        A variety of factors influence the level of the Company's net sales in a particular quarter including economic conditions in the semiconductor, data storage and compound semiconductor/wireless industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by the Company and its competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, and other factors, many of which are beyond the Company's control. In addition, the Company derives a substantial portion of its revenues from the sale of products which have an average selling price in excess of $750,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results in any given quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9a. Controls and Procedures.

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

        Veeco has adopted a Code of Ethics for Senior Officers (the "Code") effective January 21, 2004, which applies to its chief executive officer, president, principal financial officer, principal accounting officer and persons performing similar functions. A copy of the Code can be found on Veeco's website (www.veeco.com). Veeco intends to disclose on its website the nature of any future amendments to and waivers of the Code that apply to the chief executive officer, the president, the principal financial officer, the principal accounting officer or persons performing similar functions.

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

Item 14. Principal Accountants Fees and Services

        Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning principal accountants fees and services.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The Registrant's financial statements together with a separate table of contents are annexed hereto. The financial statement schedule is listed in the separate table of contents annexed hereto.

  (b)
  Reports on Form 8-K.

        The Registrant filed a Current Report on Form 8-K on October 27, 2003 announcing its financial results for the quarter and nine months ended September 30, 2003.

        The Registrant filed a Current Report on Form 8-K on November 4, 2003 announcing its acquisition of the TurboDisc metal organic chemical vapor deposition (MOCVD) business of EMCORE Corporation.

        The Registrant filed a Current Report on Form 8-K on November 19, 2003 announcing its acquisition of Advanced Imaging, Inc.

        The Registrant filed a Current Report on Form 8-K on February 6, 2004 announcing its financial results for the quarter and year ended December 31, 2003.

  (c)
  Exhibits

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3

4.1
	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1
4.4	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1
10.1
	Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001, Exhibit 10.1
10.2
	Amendment and Waiver dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.1
10.3
	Consent and Second Amendment dated as of December 21, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.3

10.4
	Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.4
10.5
	Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.5
10.6
	Fifth Amendment dated as of February 5, 2003 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2002, Exhibit 10.6
10.7
	Sixth Amendment dated as of October 30, 2003 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-K for the Quarter Ended September 30, 2003, Exhibit 10.1
10.8
	Seventh Amendment dated as of February 5, 2004 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.9	Security Agreement dated as of March 20, 2002 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and Fleet National Bank, as administrative agent.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, Exhibit 10.3
10.10	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2
10.11	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, Exhibit 10.2

10.12	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3
10.13
	Collateral Pledge and Security Agreement among Veeco, State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.1
10.14
	Supplement No. 1 to Collateral Pledge and Security Agreement among Veeco and State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of January 3, 2002.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.3
10.15	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.16	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.17	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.18	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.19	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.20	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.21	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.22	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.23	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.24	Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan, dated October 26, 2000.	Annual Report on Form 10-K for the Year Ended December 31, 2000, Exhibit 10.18

10.25	Amendment No. 1 to the Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan, effective January 1, 2003.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003, Exhibit 10.1
10.26	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.27	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 11, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.1
10.28	Amendment No. 2 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 10, 2002.	Registration Statement on Form S-8 (File Number 333-88946) filed May 23, 2002, Exhibit 4.1
10.29	Amendment No. 3 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 9, 2003.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003, Exhibit 10.2
10.30	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.31	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.32	Applied Epi, Inc. 1993 Stock Option Plan.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1
10.33	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3
10.34	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6
10.35	Employment Agreement dated as of April 1, 2003 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.3
10.36	Employment Agreement dated as of April 1, 2003 between Don R. Kania and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.37	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.5
10.38	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	*

10.39	Amended and Restated Letter Agreement dated March 10, 2004 between the Company and Don R. Kania.	*
21.1	Subsidiaries of the Registrant.	*
23.1	Consent of Ernst & Young LLP.	*
31.1	Certification of Chief Executive Officer pursuant to 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

VEECO INSTRUMENTS INC.
By:	/s/ EDWARD H. BRAUN Edward H. Braun Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 12, 2004.

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

        We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1, in 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Melville, New York
February 4, 2004

Veeco Instruments Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$106,830	$214,295
Accounts receivable, less allowance for doubtful accounts of $2,458 in 2003 and $2,815 in 2002	69,890	67,346
Inventories	97,622	86,250
Prepaid expenses and other current assets	15,823	18,392
Deferred income taxes	24,693	31,549

Total current assets	314,858	417,832
Property, plant and equipment at cost, net	72,742	55,872
Goodwill	72,989	30,658
Purchased technology, less accumulated amortization of $25,519 in 2003 and $15,287 in 2002	85,849	39,331
Other intangible assets, less accumulated amortization of $14,846 in 2003 and $11,215 in 2002	18,842	14,425
Long-term investments	12,376	17,483
Deferred income taxes	18,136	28,888
Other assets	672	898

Total assets	$596,464	$605,387

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$19,603	$13,078
Accrued expenses	31,616	44,993
Deferred profit	2,140	4,535
Income taxes payable	3,700	3,808
Current portion of long-term debt	333	312

Total current liabilities	57,392	66,726
Long-term debt	229,935	230,273
Other liabilities	2,808	815
Shareholders' equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares authorized; 29,513,816 and 29,221,374 shares issued and outstanding in 2003 and 2002, respectively	295	292
Additional paid-in capital	365,757	361,941
Accumulated deficit	(64,993)	(55,246)
Accumulated comprehensive income	5,270	586

Total shareholders' equity	306,329	307,573

Total liabilities and shareholders' equity	$596,464	$605,387

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Net sales	$279,321	$298,885	$449,251
Cost of sales	152,307	183,042	260,148

Gross profit	127,014	115,843	189,103
Costs and expenses:
Selling, general and administrative expense	67,986	75,899	82,426
Research and development expense	48,868	53,889	59,722
Amortization expense	13,800	13,323	9,469
Merger and restructuring expenses	5,403	11,248	3,046
Asset impairment charges	—	99,663	3,418
Write-off of purchased in-process technology	1,500	—	8,200
Other (income) expense, net	(1,218)	(284)	2,497

	136,339	253,738	168,778

Operating (loss) income	(9,325)	(137,895)	20,325
Interest expense	10,326	10,535	2,427
Interest income	(2,515)	(4,533)	(3,004)

(Loss) income from continuing operations before income taxes	(17,136)	(143,897)	20,902
Income tax (benefit) provision from continuing operations	(7,389)	(20,513)	6,020

(Loss) income from continuing operations	(9,747)	(123,384)	14,882
Discontinued operations:
Loss from operations, net of taxes	—	—	(2,450)
Loss on disposal, net of taxes	—	(346)	(2,123)

Loss from discontinued operations, net of taxes	—	(346)	(4,573)

Net (loss) income	$(9,747)	$(123,730)	$10,309

(Loss) income per common share:
(Loss) income per common share from continuing operations	$(0.33)	$(4.24)	$0.57
Loss from discontinued operations	—	(0.01)	(0.17)

Net (loss) income per common share	$(0.33)	$(4.25)	$0.40

Diluted (loss) income per common share from continuing operations	$(0.33)	$(4.24)	$0.56
Loss from discontinued operations	—	(0.01)	(0.17)

Diluted net (loss) income per common share	$(0.33)	$(4.25)	$0.39

Weighted average shares outstanding	29,263	29,096	25,937
Diluted weighted average shares outstanding	29,263	29,096	26,355

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Unamortized Deferred Compensation	Accumulated Comprehensive (Loss) Income		Comprehensive (Loss) Income
	Shares	Amount					Total
Balance at December 31, 2000	24,662,651	$247	$226,628	$58,175	$(23)	$(2,119)	$282,908	$(19,143)

Exercise of stock options and stock issuances under stock purchase plan	460,595	4	5,960	—	—	—	5,964	—
Stock option income tax benefit	—	—	6,195	—	—	—	6,195	—
Stock issued in connection with the Applied Epi acquisition	3,883,460	39	120,224	—	—	—	120,263	—
Translation adjustment	—	—	—	—	—	(1,621)	(1,621)	(1,621)
Unrealized loss on available -for -sale securities	—	—	—	—	—	(2)	(2)	(2)
Minimum pension liability, net of tax effect	—	—	—	—	—	(68)	(68)	(68)
Deferred compensation	—	—	—	—	23	—	23	—
Net income	—	—	—	10,309	—	—	10,309	10,309

Balance at December 31, 2001	29,006,706	290	359,007	68,484	—	(3,810)	423,971	8,618

Exercise of stock options and stock issuances under stock purchase plan	214,668	2	1,761	—	—	—	1,763	—
Stock option income tax benefit	—	—	1,173	—	—	—	1,173	—
Translation adjustment	—	—	—	—	—	4,493	4,493	4,493
Minimum pension liability, net of tax effect	—	—	—	—	—	(97)	(97)	(97)
Net loss	—	—	—	(123,730)	—	—	(123,730)	(123,730)

Balance at December 31, 2002	29,221,374	292	361,941	(55,246)	—	586	307,573	(119,334)

Exercise of stock options and stock issuances under stock purchase plan	292,442	3	2,966	—	—	—	2,969	—
Stock option income tax benefit	—	—	850	—	—	—	850	—
Translation adjustment	—	—	—	—	—	4,719	4,719	4,719
Minimum pension liability, net of tax effect	—	—	—	—	—	(35)	(35)	(35)
Net loss	—	—	—	(9,747)	—	—	(9,747)	(9,747)

Balance at December 31, 2003	29,513,816	$295	$365,757	$(64,993)	$—	$5,270	$306,329	$(5,063)

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities
Net (loss) income	$(9,747)	$(123,730)	$10,309
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Non-cash merger and restructuring expenses	—	114,664	16,965
Depreciation and amortization	24,858	27,929	22,654
Deferred income taxes	(1,370)	(22,643)	(13,406)
Stock option income tax benefit	850	1,173	6,195
Loss on disposal of discontinued operations	—	346	2,123
Write-off of purchased in-process technology	1,500	—	8,200
Other	(451)	613	481
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,325	23,139	20,066
Inventories	8,112	3,553	(9,083)
Accounts payable	3,199	(6,960)	(14,972)
Accrued expenses, deferred profit and other current liabilities	(22,097)	(26,230)	(22,542)
Recoverable income taxes	—	—	629
Other, net	3,591	5,989	(5,876)

Net cash provided by (used in) operating activities	21,770	(2,157)	21,743

Investing activities
Capital expenditures	(8,077)	(8,644)	(19,180)
Proceeds from sale of property, plant and equipment	2,833	1,790	—
Proceeds from sale of businesses	—	3,750	—
Payments for net assets of businesses acquired	(131,105)	—	(59,557)
Purchases of available-for-sale securities	—	—	(284,685)
Sale of available-for-sale securities	—	—	67,946
Maturities of available-for-sale securities	—	—	243,634
Purchase of long-term investments	(3,500)	(2,585)	(23,519)
Maturities of long-term investments	8,607	8,621	—

Net cash (used in) provided by investing activities	(131,242)	2,932	(75,361)

Financing activities
Proceeds from stock issuances	2,969	1,763	5,964
Net proceeds from borrowings under lines of credit	—	—	25,000
Proceeds from long-term debt	—	20,000	200,000
Repayments of long-term debt and borrowings under lines of credit	(317)	(8,478)	(33,662)
Payments for debt issuance costs	—	(1,279)	(6,000)
Other	—	—	(68)

Net cash provided by financing activities	2,652	12,006	191,234

Effect of exchange rate changes on cash and cash equivalents	(645)	(1,640)	2,119

Net (decrease) increase in cash and cash equivalents	(107,465)	11,141	139,735

Cash and cash equivalents at beginning of year	214,295	203,154	63,419

Cash and cash equivalents at end of year	$106,830	$214,295	$203,154

See accompanying notes.

Veeco Instruments Inc.

Notes to Consolidated Financial Statements

December 31, 2003

1.    Description of Business and Significant Accounting Policies

Business

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco", the "Company" or "we") designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor, compound semiconductor/wireless and HB-LED (high brightness light emitting diodes) industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, fiber optic networks, digital cameras, wireless phones, TV set-top boxes and personal digital assistants. Our broad line of products featuring leading edge technology allows customers to improve time-to-market of next generation products. Veeco's products are also enabling advancements in the growing field of nanoscience and other areas of scientific and industrial research.

        Veeco's process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (TFMHs) for the data storage industry, semiconductor deposition of mask reticles, compound semiconductor/wireless and LED devices. Veeco's metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco's metrology solutions are also used by many universities, scientific laboratories and industrial applications.

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

Revenue Recognition

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB 104 updates the guidance provided in SAB 101, Revenue Recognition in Financial Statements, integrates the related Frequently Asked Questions, and recognizes the role of the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") consensus on Issue 00-21 ("EITF 00-21") (see below). SAB 104 deletes certain interpretive material no longer necessary, and conforms the remaining interpretative material retained to the pronouncements issued by the EITF on various revenue recognition topics, including EITF 00-21. It further clarifies that a company should first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then to refer to SAB 104 for revenue recognition for the unit of accounting. The adoption of SAB 104 did not have a material impact on the consolidated financial position or results of operations of the Company.

        In November 2002, the EITF finalized EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the issue of how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company adopted EITF 00-21 effective July 1, 2003. Prior to the adoption of EITF 00-21, the Company recorded contractual customer retention provisions (generally 10 to 20% of contract value), which are not payable by the customer until final customer acceptance is achieved as accounts receivable and deferred profit upon product shipment. Based on the adoption of EITF 00-21, the Company no longer records amounts related to the contractual retention provisions in this manner. The Company now records the amount related to the contractual retention provisions as accounts receivable and associated revenues upon final customer acceptance. The impact to the consolidated financial position of the Company for the adoption of EITF 00-21 was a reclassification adjustment to reduce both the accounts receivable and deferred profit at December 31, 2002 by approximately $1.4 million. The adoption of EITF 00-21 did not have a material impact on the consolidated financial position or results of operations of the Company.

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

        For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the entire contract amount. The profit on these transactions is deferred and recorded as deferred profit in the accompanying consolidated balance sheets. At December 31, 2003 and 2002, $2.1 million and $4.5 million, respectively, are recorded in deferred profit.

        Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contracts.

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

Cash Flows

        The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Interest paid during 2003, 2002 and 2001 was approximately $10.3 million, $11.5 million and $2.1 million, respectively. Income taxes paid in 2003, 2002 and 2001 were approximately $1.5 million, $7.1 million and $4.9 million, respectively.

        In connection with the acquisition of Applied Epi, Inc. ("Applied Epi") in 2001, the Company issued shares of common stock with a fair market value of $101.0 million and assumed stock options and warrants with a fair market value of $19.2 million, all of which are non-cash items and are excluded from the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2001.

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

Depreciable Assets

        Depreciation and amortization are generally computed by the straight-line method and are charged against income over the estimated useful lives of depreciable assets.

Long-Lived Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. See Note 7, Restructuring Charges for discussion of the impact of the charges recorded under SFAS No. 144.

        Intangible assets consist of customer related intangible assets, purchased technology, patents, trademarks, covenants not-to-compete, software licenses and deferred finance costs. Intangible assets are amortized over periods ranging from 1 year to 17 years using the straight-line method. The estimated aggregate amortization expense for intangible assets with definite lives for each of the next five fiscal years is as follows (in thousands):

2004	$18,154
2005	$15,913
2006	$15,663
2007	$10,186
2008	$7,344

        The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation periods, the carrying value of such assets are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. During 2003, there were no indicators of impairment present. During 2002 and 2001, approximately $5.3 million and $3.4 million, respectively, of impairment charges relating to property, plant and equipment and other long-lived assets were recorded (see Note 7).

Goodwill

        The Company first implemented SFAS No. 142, Goodwill and Other Intangible Assets in 2001, with the acquisitions of ThermoMicroscopes Corp. ("TM") and Applied Epi (see Note 2) and fully implemented SFAS No. 142 on January 1, 2002. Under the provisions of this standard, the intangible assets that are classified as goodwill and those with indefinite lives are no longer amortized. Intangible assets with definite lives will continue to be amortized over their estimated useful life. SFAS No. 142 also requires that an impairment test be performed to support the carrying value of goodwill and indefinite lived intangible assets at least annually. The Company's policy is to perform this annual impairment test in the fourth quarter of each fiscal year.

        During the first quarter of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets. The Company has reviewed its business and determined that four reporting units should be reviewed for impairment in accordance with the standard. The four reporting units are Data Storage Equipment and Compound Semiconductor Equipment, which together comprise the process equipment operating segment, and Atomic Force Microscope ("AFM") and Optical Metrology, which together comprise the metrology operating segment. Based upon the judgment of management, it was determined that there was no impairment to goodwill or intangibles assets with indefinite lives as of January 1, 2002.

        During the fourth quarter of 2002, in accordance with SFAS No. 142, management evaluated whether any events and circumstances existed that would require goodwill of a reporting unit to be reviewed for impairment. Management determined that due to the continued weakness in the telecommunications industry and the uncertainty of the timing and speed of recovery, impairment indicators were present. In accordance with SFAS No. 142, if impairment indicators are present, the fair value of the reporting unit must be determined. Based upon the judgment of management, goodwill arising from the Applied Epi acquisition, which took place in September 2001 and is part of the process equipment operating segment, was deemed significantly impaired. As a result, the Company recorded an impairment charge of $94.4 million and has written down goodwill related to the Compound Semiconductor Equipment reporting unit to approximately $7.5 million as of December 31, 2002. The impairment to goodwill is included in asset impairment charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002. The fair value of the Compound Semiconductor Equipment reporting unit was determined by using the income approach, which involves estimating discounted after-tax cashflows.

        During the fourth quarter of 2003, the Company performed the required annual impairment test, and based upon the judgment of management, determined that no impairment exists.

        Net income (loss) for the year ended December 31, 2001, includes approximately $1.5 million of goodwill amortization expense. Excluding this amount would have resulted in net income per common share of $0.46 and diluted net income per common share of $0.45 for the year ended December 31, 2001.

Derivative Financial Instruments

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial position or results of operations.

        The Company uses derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, the Company's operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts. The Company does not use derivative financial instruments for trading or speculative purposes. The Company's forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings. The aggregate foreign currency exchange gain (loss) included in determining consolidated results of operations was approximately $0.1 million, $0.1 million and ($1.9) million in 2003, 2002, and 2001, respectively. In 2003, 2002 and 2001, the foreign currency exchange gain (loss) is net of approximately ($0.4) million, ($1.0) million, and $0.4 million of realized hedging (losses) gains, respectively, which were recorded and included in other (income) expense, net. As of December 31, 2003 and 2002, approximately $0.3 million and $0.3 million, respectively, of losses related to forward contracts are included in accrued expenses and have been subsequently paid in January 2004 and 2003, respectively. On December 30, 2003 and 2002, the Company entered into forward contracts for the month of January for the notional amounts of approximately $19.1 million and $4.7 million respectively, which approximates the fair market value at December 31, 2003 and 2002.

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

Advertising Expense

        The cost of advertising is expensed as of the first showing of each advertisement. The Company incurred $3.5 million, $3.7 million and $5.6 million in advertising costs during 2003, 2002 and 2001, respectively.

Stock Based Compensation

        At December 31, 2003, the Company has four fixed stock option plans, which are described more fully in Note 5. In addition, the Company assumed certain stock option plans and agreements in connection with various acquisitions, as discussed in Note 5. The Company accounts for these stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of

SFAS No. 123, Accounting for Stock-Based Compensation, under which compensation expense would be recognized as incurred, to stock-based employee compensation.

	December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(9,747)	$(123,730)	$10,309
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15,407	27,845	18,692

Pro forma net loss	$(25,154)	$(151,575)	$(8,383)

(Loss) income per share:
Net (loss) income per common share, as reported	$(0.33)	$(4.25)	$0.40
Net loss per common share, pro forma	$(0.86)	$(5.21)	$(0.32)
Diluted net (loss) income per common share, as reported	$(0.33)	$(4.25)	$0.39
Diluted net loss per common share, pro forma	$(0.86)	$(5.21)	$(0.32)

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities. The carrying amount of the Company's long-term investments approximate fair value at December 31, 2003.

        The fair values of the Company's debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of securities. The carrying amount of the Company's debt at December 31, 2003 and 2002 approximates its fair value.

Income (Loss) Per Share

        Income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 337,000 and 254,000 common equivalent shares for the years ended December 31, 2003 and December 31, 2002, respectively, was antidilutive, therefore diluted earnings per share is not presented for these periods.

        The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	2003	2002	2001
Weighted average shares outstanding	29,263	29,096	25,937
Dilutive effect of stock options and warrants	—	—	418

Diluted weighted average shares outstanding	29,263	29,096	26,355

        The assumed conversion of subordinated convertible debentures into approximately 5.7 million common equivalent shares is antidilutive for 2003, 2002 and 2001 and therefore not included in the above diluted weighted average shares outstanding.

Other Recent Accounting Pronouncements

        On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It also substantially nullifies EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination.SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of the adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

Reclassifications

        Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.    Business Combinations and Basis of Presentation

NanoDevices, Inc.

        On June 5, 2003, the Company acquired the atomic force microscope ("AFM") probe business of NanoDevices Incorporated ("NanoDevices"), based in Santa Barbara, California, for cash of $6.0 million, plus a potential future cash earn-out payment of up to $3.0 million over a three-year period, based on a set percentage for revenues in excess of certain targets. NanoDevices supplies probes and other components of the nanometer scale in atomic force microscopy. The acquisition was accounted for using the purchase method of accounting. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for the year ended December 31, 2003. The results of operations for NanoDevices for the period from June 6, 2003 through December 31, 2003 are included within the metrology operating segment of the Company in the accompanying Consolidated Statements of Operations for the year ended December 31, 2003.

        The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal.

Emcore Corporation's TurboDisc business

        On November 3, 2003, the company purchased certain assets and assumed certain liabilities of Emcore Corporation's ("Emcore") TurboDisc Metal Organic Chemical Vapor Deposition ("MOCVD") business ("TurboDisc"), of Somerset, New Jersey. TurboDisc is a leader in MOCVD production systems used in the growth of III-V compounds for numerous compound semiconductor applications, including data and telecommunications modules, cellular telephones and solar cells. TurboDisc's GaNzilla production systems are the recognized leader in growing gallium nitride-based devices, most notably green, blue and white HB-LEDs used in backlighting wireless mobile devices, specialty illumination, and automotive applications. Under the purchase agreement, Emcore received approximately

$61.5 million in cash, plus a potential future cash earn-out payment of up to $20 million over a two-year period, based on a set percentage for revenues in excess of certain targets. The Company incurred transaction costs of approximately $2.2 million in connection with the acquisition. The purchase consideration is computed as follows (in thousands):

Cash Payment	$61,543
Transaction costs	2,157

Total purchase price	$63,700

        The acquisition was accounted for using the purchase method of accounting. The results of operations for TurboDisc for the period from November 3, 2003 to December 31, 2003 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003 and are included in the Process Equipment segment of the business. The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal as follows (in thousands):

Accounts receivable	$8,855
Inventories	12,871
Other current assets	36
Property, plant and equipment	8,910
Goodwill	18,485
Intangible assets	19,200
In-process technology	500

Total assets	68,857
Accounts payable	2,498
Other current liabilities	2,659

Total liabilities	5,157

Total purchase price	$63,700

        The purchase price was allocated to intangible assets as follows: approximately $18.5 million to goodwill, which is nonamortizable under SFAS No. 142 and is not deductible for income tax purposes; $12.6 million to core technology, amortizable over nine years; $3.6 million to customer related intangibles, amortizable over a period of between six months and ten years; $2.9 million to trademarks and trade names assigned an indefinite life and $0.1 million to non-compete agreements, amortizable over four years. The purchased in-process technology, which totaled $0.5 million, includes the value of products in the development stage, which have not reached technological feasibility and for which there are no alternative future uses. Accordingly, this amount was expensed at the acquisition date. TurboDisc's in-process technology value is comprised of programs related to D180 GaN Reactor, DeviceNet Control System and Bakeout Station Development systems that were approximately 65%, 67%, and 75% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects' stage of completion. The rate used to discount net cash flows to their present value was 24%.

Advanced Imaging, Inc

        On November 18, 2003, the Company purchased all of the outstanding capital stock of Advanced Imaging, Inc. ("Aii"), of Camarillo, California. As a result of the acquisition, Aii became a subsidiary of the Company. Aii is a world leading commercial manufacturer of precision bar lapping equipment for advanced data storage thin film magnetic heads. Aii, founded in 1985, was a privately held company at the time of acquisition. Under the purchase agreement, the stockholders of Aii received $60.0 million in cash, plus a potential future cash earn-out payment of up to $9 million over a three-year period based on a set percentage for revenues in excess of certain targets. In addition, the Company incurred transaction costs of approximately $1.4 million in connection with the acquisition. The purchase consideration is computed as follows (in thousands):

Cash Payment	$60,000
Transaction costs	1,425

Total purchase price	$61,425

        The acquisition was accounted for using the purchase method of accounting. The results of operations for Aii for the period from November 18, 2003 to December 31, 2003 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003 and are included in the Process Equipment segment of the business. The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal as follows (in thousands):

Accounts receivable	$2,823
Inventories	3,865
Other current assets	136
Property, plant and equipment	9,020
Goodwill	20,722
Intangible assets	42,400
In-process technology	1,000
Other non-current assets	3,615

Total assets	83,581
Accounts payable	631
Other current liabilities	643
Deferred income taxes	19,132
Other non-current liabilities	1,750

Total liabilities	22,156

Total purchase price	$61,425

        The purchase price was allocated to intangible assets as follows: approximately $20.7 million to goodwill, which is nonamortizable under SFAS No. 142 and is not deductible for income tax purposes; $35.8 million to core technology, amortizable over approximately thirteen years; $0.9 million to non-compete agreements, amortizable over five years; $2.2 million to customer related intangibles, amortizable over a period of between six months and five years and $3.5 million to trademarks and trade names, assigned an indefinite life. The purchased in-process technology, which totaled $1.0 million, includes the value of products in the development stage, which have not reached technological feasibility and for which there are no alternative future uses. Accordingly, this amount was expensed at the acquisition date. Aii's in-process technology value is comprised of the Superarm project, which is an add-on to a lapping tool, and the Dice Mount product, technology that is designed to further assist companies in the dicing process. The Superarm and Dice Mount projects were approximately 15% and 67% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects' stage of completion. The rate used to discount net cash flows to their present value was 25%.

        In connection with the acquisition, $3.5 million of Aii's cash was transferred into an interest bearing escrow account in order to set aside funds to pay claims, if any that may arise, related to preacquisition activity. This amount is included in other non-current assets in the above purchase price allocation. Under the terms of the escrow agreement, which terminates in November 2006, the remaining balance in the escrow account upon termination will be disbursed to Veeco and the former Aii shareholders equally. In the above purchase price allocation, $1.8 million is included in other non-current liabilities to reflect this obligation.

        The following table represents the unaudited pro forma results of Veeco, TurboDisc, Aii and NanoDevices as if the acquisitions had been consummated as of January 1, 2002. The pro forma amount uses fiscal amounts for TurboDisc and Aii, based on their year-ends of September 30, 2003 and 2002, and August 31, 2003, and 2002, respectively.

	Year Ended December 31,
	2003	2002
	(In thousands, except per share amounts)
Revenue	$358,240	$376,898
Loss before discontinued operations	(2,838)	(134,483)
Net loss	(2,838)	(134,829)
Loss per common share before discontinued operations	$(0.10)	$(4.62)
Net loss per common share	$(0.10)	$(4.63)
Diluted loss per common share before discontinued operations	$(0.10)	$(4.62)
Diluted net loss per common share	$(0.10)	$(4.63)

        The results of operations for the TurboDisc business for 2002 include charges of $4.0 million related to non-cash impairment charges related to certain manufacturing assets that were to be disposed of and $1.1 million related to restructuring charges including severance and fringe benefit costs related to Emcore Corporation employee terminations. The pro forma results of operations for the year ended December 31, 2002 include a $0.5 million charge and a $1.0 million charge, respectively, related to the write-off of purchased in-process technology for TurboDisc and Aii, respectively.

Applied Epi, Inc.

        On September 17, 2001, a wholly owned subsidiary of the Company merged with and into Applied Epi, of St. Paul, Minnesota. As a result of the merger, Applied Epi became a subsidiary of the Company. Applied Epi provides molecular beam epitaxy ("MBE") equipment used in manufacturing high-speed compound semiconductor devices for telecommunications, optoelectronic and wireless markets and is now part of the Company's process equipment segment. Applied Epi, founded in 1986, was a privately held company at the time of acquisition. Under the merger agreement, the stockholders of Applied Epi received an aggregate of 3,883,460 shares of Veeco common stock and $29.8 million in cash. In addition, the Company incurred acquisition costs and exchanged options and warrants of Applied Epi for options and warrants to purchase 1,021,248 shares of the Company's common stock. The exchanged options and warrants were recorded at fair market value using the Black- Scholes option-pricing model. The merger consideration is computed as follows (in thousands):

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

        The purchase price was allocated to intangible assets as follows: approximately $101.9 million to goodwill, which is non-amortizable under SFAS No. 142 and is not deductible for income tax purposes; $41.0 million to core technology, amortizable over approximately six years; $1.0 million to non-compete agreements, amortizable over three years; $4.5 million to customer related intangibles, amortizable over six months to five years and $2.0 million to trademarks and trade names, amortizable over ten years. During the fourth quarter of 2002, the Company recorded an impairment charge of $94.4 million and has written down goodwill related to its compound semiconductor reporting unit, which includes Applied Epi, to approximately $7.5 million as of December 31, 2002, in accordance with SFAS No. 142. The purchased in-process technology, which totaled $7.0 million, included the value of products in the development stage, which had not reached technological feasibility and for which there were no alternative future uses. Accordingly, this amount was expensed at the acquisition date. Applied Epi's in-process technology value was comprised of programs related to research systems, production systems, performance products and MOCVD systems that were approximately 40%, 40%, 50% and 25% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects' stage of completion. The rate used to discount net cash flows to their present value was 25%. As of December 31, 2002, programs related to both research and performance products were 100% complete. As of December 31, 2003, programs related to production systems were 100% complete or abandoned in 2002.

        The following table represents the unaudited pro forma results of Veeco and Applied Epi, as if the combination had been consummated as of January 1, 2001:

Year Ended December 31, 2001
(In thousands, except per share amounts)
Revenue	$482,451
Income from continuing operations	$24,447
Net income	$19,874
Income per common share from continuing operations	$0.82
Net income per common share	$0.67
Diluted income per common share from continuing operations	$0.80
Diluted net income per common share	$0.65

        The pro forma results of operations for Applied Epi for the years ended December 31, 2001 includes a charge of $1.1 million related to stock based compensation expense.

ThermoMicroscopes Corp.

        On July 16, 2001, the Company acquired ThermoMicroscopes Corp. TM, formerly a subsidiary of Thermo Electron Corporation, based in Sunnyvale, California, for cash. TM is a manufacturer of atomic force microscopes, scanning probe microscopes, near field optical microscopes and probes. The acquisition was accounted for using the purchase method of accounting. The results of operations for TM for the period from July 16, 2001 through December 31, 2001 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations for the year ended December 31, 2001 and therefore no pro forma financial information has been provided.

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

3.    Balance Sheet Information (in thousands):

	December 31,
	2003	2002
Inventories:
Raw materials	$48,678	$49,953
Work in process	30,297	23,363
Finished goods	18,647	12,934

	$97,622	$86,250

	December 31,
			Estimated Useful Lives
	2003	2002
Property, plant and equipment:
Land	$9,274	$8,274
Buildings and improvements	38,459	34,080	10-40 years
Machinery and equipment	80,657	67,219	3-10 years
Leasehold improvements	6,856	3,177	3-7 years

	135,246	112,750
Less accumulated depreciation and amortization	62,504	56,878

	$72,742	$55,872

	December 31,
	2003	2002
Accrued expenses:
Payroll and related benefits	$12,371	$11,965
Sales, use and other taxes	2,390	10,024
Customer deposits and advanced billings	5,297	5,063
Installation and warranty	4,398	4,481
Other	7,160	13,460

	$31,616	$44,993

Investments

        Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

        In connection with the convertible subordinated notes offering in December 2001 and the exercise of the over allotment option in January 2002 (see Note 4), the Company purchased approximately $25.9 million of U.S. government securities, which have been pledged to the trustee under the indenture, as security for the exclusive benefit of the holders of the notes. These securities represent restricted investments and will be sufficient to provide for the payment in full of the first six scheduled interest payments due on the notes, of which four payments of $4.5 million each were made on June 21, 2002, December 21, 2002, June 21, 2003, and December 21, 2003. These investments are classified as held to maturity and have a balance of $8.9 million as of December 31, 2003. The amounts of these investments are carried at amortized cost at December 31, 2003, are included in long-term investments in the accompanying Consolidated Balance Sheet.

4.    Debt

Credit Facility

        On April 19, 2001, the Company entered into a $100.0 million revolving credit facility (the "Facility"). The Facility's annual interest rate is a floating rate based on the prime rate of the lending banks and is adjustable to a maximum rate of 1/4% above the prime rate in the event the Company's ratio of debt to cash flow exceeds a defined amount. A LIBOR based interest rate option is also provided. The Facility has a term of four years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other things, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.

        The Company is also required to satisfy certain financial tests and the accounts receivable of the Company and material domestic subsidiaries are pledged to secure the Company's obligations under the Facility. In connection with a recent amendment of the Facility, certain financial covenants and definitions were amended. As of December 31, 2003, and for all prior periods, the Company was in compliance with the covenants set forth in the Facility.

        As of December 31, 2003 and 2002, no borrowings were outstanding under the Facility. As of December 31, 2003, the Company did not have any letters of credit for which it was contingently liable under the Facility. As of December 31, 2002, the Company was contingently liable for letters of credit in an approximate amount of $3.3 million, issued under the Facility.

Long-term Debt

        Long-term debt is summarized as follows (in thousands):

	December 31,
	2003	2002
Convertible Subordinated debt	$220,000	$220,000
Mortgage notes payable	10,133	10,447
Other	135	138

	230,268	230,585
Less current portion	333	312

	$229,935	$230,273

Convertible Subordinated Debt

        In December 2001, the Company issued $200.0 million of unsecured 4.125% convertible subordinated notes. On January 3, 2002, the Company issued an additional $20.0 million of unsecured convertible subordinated notes pursuant to the exercise of an over-allotment option. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. Interest payments commenced on June 21, 2002 (see Note 3). The notes will mature on December 21, 2008. After the third anniversary of the issuance, the notes may be redeemed at the option of the Company, at the redemption prices set forth in the indenture governing the notes.

Mortgage Notes Payable

        Long-term debt at December 31, 2003 also consists of two mortgage notes payable, secured by certain land and buildings with carrying amounts aggregating approximately $23.7 million at December 31, 2003. One mortgage note payable ($6.1 million at December 31, 2003) bore interest at an annual rate of 7.75% through November 30, 2002, at which time the interest rate was changed to 4.75% for the remainder of the term of the mortgage note. This note is being amortized over a period of 25 years with the final payment due on December 1, 2007. The second mortgage note payable

($4.1 million at December 31, 2003) bears interest at an annual rate of 7.91%, with the final payment due on January 1, 2020.

Long-term debt matures as follows (in thousands):
2004	$333
2005	354
2006	376
2007	5,598
2008	220,316
Thereafter	3,291

230,268
Less current portion	333

$229,935

5.    Stock Compensation Plans and Shareholders' Equity

Fixed Option Plans

        The Company has four fixed stock option plans. The Veeco Instruments Inc. 2000 Stock Option Plan (the "2000 Plan") was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan, as amended, provides for the grant to officers and key employees of up to 5,030,000 options (587,379 options available for future grants as of December 31, 2003) to purchase shares of common stock of the Company. Stock options granted pursuant to the 2000 Plan become exercisable over a three-year period following the grant date and expire after seven years. In addition, the 2000 Plan provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. The Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees (the "Non-Officer Plan") was approved by the Board of Directors in October 2000. The Non-Officer Plan provides for the grant to non-officer employees of up to 670,000 options (152,144 options available for future grants as of December 31, 2003) to purchase shares of common stock of the Company. Stock options granted pursuant to the Non-Officer Plan become exercisable over a three-year period following the grant date and expire after seven years. The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "1992 Plan") provides for the grant to officers and key employees of options to purchase shares of common stock of the Company. Stock options granted pursuant to the 1992 Stock Option Plan become exercisable over a three-year period following the grant date and expire after ten years. The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, as amended, (the "Directors' Option Plan"), provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. Such options are exercisable immediately and expire after ten years. Both the 1992 Plan and the Directors' Option Plan have been replaced by the 2000 Plan and thus there are no options available for future grant as of December 31, 2003 under either plan.

        In addition to the four fixed plans, the Company assumed certain stock option plans and agreements in connection with the merger with Applied Epi. These stock option plans do not have options available for future grants, expire after ten years from the date of grant and options granted under two of the plans vest over three years and options granted under one of the plans provides for immediate vesting. As of December 31, 2003, there are 298,847 options outstanding under the various Applied Epi plans. In addition, Veeco assumed certain warrants related to Applied Epi, which were in effect prior to the merger with Veeco. These warrants are fully vested, have no expiration date and have an exercise price of $29.35 per share. At December 31, 2003, there are 211,603 warrants outstanding. In May 2000, the Company assumed certain stock option plans and agreements related to CVC, Inc. and Commonwealth Scientific Corporation, a subsidiary of CVC, Inc., which plans and agreements were in effect prior to the merger with Veeco. These plans do not have options available for future grants, provide that options granted thereunder generally vest over a three-to-five year period, and expire after five to ten years from the date of grant. As of December 31, 2003, there are 38,221 options outstanding under the various CVC, Inc. and Commonwealth Scientific Corporation plans.

        The fair values of the options issued under the plans at the date of grant were estimated with the following weighted-average assumptions for 2003, 2002 and 2001: risk-free interest rate of 2.5%, 3.7%, and 4.2%, respectively, no dividend yield, volatility factor of the expected market price of the Company's common stock of 74%, 78% and 80%, respectively, and a weighted-average expected life of the options of four years.

        A summary of the Company's stock option plans as of and for the years ended December 31, 2001, 2002, and 2003, is presented below:

	2001		2002		2003
	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	3,063	$36.18	4,867	$33.85	5,813	$30.83
Granted	1,702	34.67	1,658	22.03	1,348	17.06
Assumed in acquisition	810	16.17	—	—	—	—
Exercised	(404)	10.52	(137)	7.21	(149)	10.17
Forfeited	(304)	45.84	(575)	36.64	(531)	33.07

Outstanding at end of year	4,867	$33.85	5,813	$30.83	6,481	$28.25

Options exercisable at year-end	2,021	$29.33	2,952	$32.85	4,026	$32.42
Weighted-average fair value of options granted during the year		$17.59		$13.14		$9.50

        The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range Of Exercise price	Number Outstanding at December 31, 2003 (000's)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at December 31, 2003 (000's)	Weighted- Average Exercise Price
$0.27	149	7.0	$0.27	149	$0.27
4.50- 6.07	20	5.2	5.76	20	5.76
8.59-12.69	35	4.0	10.51	22	10.14
13.10-19.27	1,159	5.9	15.48	159	15.62
20.35-30.30	2,608	5.2	24.35	1,510	25.52
30.75-45.06	2,149	4.0	37.88	1,817	38.55
46.26-67.45	346	5.1	53.68	334	53.66
70.93-88.25	15	6.6	76.60	15	76.60

	6,481	5.0	$28.25	4,026	$32.42

        On December 18, 2003, the Company offered employees holding options as of that date with an exercise price of at least $40.00 per share a one-time opportunity to exchange certain outstanding options for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options. In January 2004, the Company accepted all 142,335 options to purchase shares of common stock presented for exchange and canceled all such options. In accordance with the terms and subject to the conditions of the offer, employees have the right to receive new options equal to 0.40 of the number of options exchanged, as adjusted for any future stock splits, stock dividends and similar events, on or about July 22, 2004. The exercise price of the new options will be equal to the market price of the Company's common stock on the day of grant. Vesting terms for the new options will be the same as the tendered options.

Employee Stock Purchase Plan

        Under the Veeco Instruments Inc. Amended and Restated Employee Stock Purchase Plan (the "ESP Plan"), the Company is authorized to issue up to 750,000 shares of common stock to its full-time domestic employees, nearly all of whom are eligible to participate. Under the terms of the ESP Plan, employees can choose each year to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-year or end-of-year market price. Under the ESP Plan, the Company issued 143,605 shares, 78,017 shares and 57,001 shares to employees under the ESP Plan in 2003, 2002 and 2001, respectively. The fair value of the employees' purchase rights was estimated using the following assumptions for 2003, 2002 and 2001, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 49%, 74% and 80%; and risk-free interest rates of 1.4%, 2.2%, and 5.0%.

        The weighted-average fair value of those purchase rights granted in 2003, 2002 and 2001 was $3.86, $15.09, and $16.81, respectively.

Shares Reserved for Future Issuance

        As of December 31, 2003, the Company has reserved the following shares for future issuance related to:

Issuance upon exercise of stock options	7,221,005
Issuance upon conversion of subordinated debt	5,712,802
Issuance upon exercise of warrants	211,603
Issuance of shares pursuant to the ESP Plan	356,533

Total shares reserved	13,501,943

Preferred Stock

        The Board of Directors has authority under the Company's Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

6.    Income Taxes

        For financial reporting purposes, (loss) income from continuing operations before income taxes consists of (in thousands):

	Year ended December 31,
	2003	2002	2001
Domestic	$(30,190)	$(155,766)	$5,158
Foreign	13,054	11,869	15,744

	$(17,136)	$(143,897)	$20,902

        Significant components of the (benefit) provision for income taxes from continuing operations are presented below (in thousands):

	Year ended December 31,
	2003	2002	2001
Current:
Federal	$(2,241)	$(1,283)	$4,337
Foreign	4,116	2,543	7,535
State	101	67	1,463

	1,976	1,327	13,335
Deferred:
Federal	(7,197)	(21,046)	(5,091)
Foreign	(865)	2,551	(1,964)
State	(1,303)	(3,345)	(260)

	(9,365)	(21,840)	(7,315)

	$(7,389)	$(20,513)	$6,020

        The following is a reconciliation of the income tax (benefit) expense from continuing operations computed using the Federal statutory rate to the Company's actual income tax expense from continuing operations (in thousands):

	Year ended December 31,
	2003	2002	2001
(Benefit) tax at U.S. statutory rates	$(5,998)	$(50,363)	$7,316
State income (benefit) taxes (net of federal benefit)	(1,237)	(3,301)	1,003
Goodwill impairment	—	33,038	—
Goodwill amortization	—	—	414
Nondeductible expenses	221	210	153
In-process purchased technology	350	—	2,870
Research and development tax credit	(4,592)	(1,211)	(2,602)
Benefit of extra territorial income exclusion	(158)	(473)	—
Benefit of foreign sales corporation	—	—	(3,342)
Net change in valuation allowance	4,599	685	1,917
Foreign tax rate differential	(513)	2,039	(1,709)
Other	(61)	(1,137)	—

	$(7,389)	$(20,513)	$6,020

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Inventory valuation	$10,682	$9,346
Domestic net operating loss carryforwards	43,505	33,404
Tax credit carryforwards	13,108	15,266
Foreign net operating loss carryforwards	907	693
Warranty and installation	1,689	1,662
Other accruals	8,639	16,325
Deferred profit	1,274	2,304
Other	4,557	3,776

Total deferred tax assets	84,361	82,776
Valuation allowance	(7,703)	(3,104)

Net deferred tax assets	76,658	79,672

Deferred tax liabilities:
Tax over book depreciation	2,664	975
Purchased intangible assets	29,751	16,504
DISC termination	1,406	1,747
Other	8	9

Total deferred tax liabilities	33,829	19,235

Net deferred taxes	$42,829	$60,437

        In connection with the acquisition of Aii, the Company recorded net deferred tax liabilities of approximately $19.0 million principally related to the recording of purchased intangibles.

        U.S income taxes have not been provided for approximately $17.9 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the additional tax liability (net of available tax credits) that would be due if theses earnings were remitted is not practicable.

        The Company has domestic net operating loss carryforwards of approximately $106.1 million, which expire at various times between 2020 and 2023.

        The Company also has credit carryforwards of approximately $13.1 million, consisting primarily of research and development credits, which expire at various times between 2017 and 2023, and foreign tax credits that expire by 2008. A valuation allowance of approximately $4.6 million and $0.7 million has been provided in 2003 and 2002, respectively, principally because the Company has determined that the benefit of certain foreign tax credit carryforwards may not be realized.

7.    Commitments and Contingencies and Other Matters

        In response to the significant decline in the business environment and market conditions in 2001 and 2002, the Company restructured its business and operations. The actions giving rise to the restructuring charges described below were implemented in order for Veeco to remain competitive and such actions are expected to benefit Veeco by reducing future operating costs.

2003 Merger and Restructuring Charges

        During the year ended December 31, 2003, the Company incurred a restructuring charge of approximately $4.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the decline in the markets in which the Company operates. This charge includes severance related costs for approximately 180 employees, which included management, administration and manufacturing employees located at the Company's Fort Collins, Colorado, and Plainview and Rochester, New York process equipment operations, the San Diego, Sunnyvale and Santa Barbara, California and Tucson, Arizona metrology facilities, the sales and service offices located in Munich, Germany and Singapore, and the corporate offices in Woodbury, New York. The charge also included costs of vacating facilities in Sunnyvale, California, Munich, Germany, and relocating the office in Japan. As of December 31, 2003, approximately $3.0 million has been paid and approximately $1.8 million remains accrued. The remainder is expected to be paid by the third quarter of 2005.

        The Company also incurred $0.6 million in merger and acquisition related expenses, which were paid during the fourth quarter of 2003.

        A reconciliation of the liability for the restructuring charge during 2003 for severance and relocation costs is as follows (in millions):

	Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$2.3	$2.1	$0.4	$4.8
Add-back from 2002 accrual	0.3	—	—	0.3

Total 2003 accrual	2.6	2.1	0.4	5.1
Cash payments during 2003	1.6	1.6	0.1	3.3

Balance as of December 31, 2003	$1.0	$0.5	$0.3	$1.8

2002 Merger and Restructuring Charges

        The Company recorded merger and restructuring charges of approximately $126.0 million during the year-ended December 31, 2002. The $126.0 million charge consisted of a $15.0 million inventory write-down (included in cost of sales) in the process equipment segment, due to the rationalization and discontinuance of certain product lines, $4.6 million of personnel and business relocation costs, $6.4 million of merger-related expenses, $0.3 million for a prepayment penalty on the early extinguishment of debt and $99.7 million of asset impairment charges, primarily in the process equipment segment. The $99.7 million of asset impairment charges included a $94.4 million write-down of goodwill, a $3.5 million impairment of two buildings and a $1.8 million impairment of other fixed assets.

        In light of economic conditions, as well as the significant decline in process equipment sales, the Company implemented a plan to rationalize certain product lines, which required discontinuance or modification of several products. As a result of the significant reduction in sales volume and the rationalization of product lines, excess plant capacity existed. Part of the plan to reduce future operating costs consisted of consolidation or elimination of certain facilities resulting in the reduction of excess capacity. The plan included closing process equipment manufacturing facilities in Fort Collins, Colorado and in Rochester, New York. The manufacturing activities of the Rochester facility ceased as of December 31, 2002, and the manufacturing activities of the Fort Collins facility are in the process of being phased out. The manufacturing at both of these sites have been or will be transferred to the Company's Plainview, New York facility. As a result of this reorganization the Company recorded an inventory write-down of approximately $15.0 million.

        In connection with these actions, certain products sold to the data storage industry were discontinued. These products included certain physical vapor deposition equipment. A portion of this product line's inventory is not useable and thus was written-off by the Company. The $15.0 million charge also included the discontinuance or modification of certain telecommunications product lines, due to the continued decline in the telecommunications industry. This industry has seen a significant deterioration due to excess fiber optic capacity created by telephonic carriers as well as weakened economic conditions, which resulted in a significant decrease in capital spending during 2002.

        The $4.6 million charge for personnel and business relocation costs included severance costs of approximately $3.6 million and business relocation costs of approximately $1.0 million. The severance charges related to a workforce reduction of approximately 250 employees, located in all operations of the Company. The majority of the job classifications affected were in management, manufacturing, production, purchasing, engineering, service, sales and marketing and were concentrated in the process equipment segment. This charge was offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan of the process equipment segment. Business relocation costs of $1.0 million included costs related to rental payments and/or lease termination fees on lease agreements relating to locations vacated by the Company. In addition, the business relocation costs included operating costs of the Rochester facility that had ceased manufacturing operations as of December 31, 2002. Operating costs will continue to be incurred while the building is being marketed for sale and until such time that it is sold. As of December 31, 2003, $3.3 million of the accrual for termination benefits has been paid and the remaining $0.3 million has been reversed into the restructuring charge. As of December 31, 2003, approximately $0.9 million of business relocation costs have been paid and approximately $0.1 million remains accrued. The remainder is anticipated to be paid monthly through the third quarter of 2005.

        On July 11, 2002, the Company entered into a merger agreement with FEI Company ("FEI"), headquartered in Hillsboro, Oregon. On January 8, 2003, the agreement was terminated. Veeco incurred approximately $6.4 million in expenses related to the proposed merger with FEI. Merger-related costs were initially accounted for as an asset, and the Company intended to allocate these direct costs to the purchase price of the acquisition. However, due to the termination of the merger agreement, these costs were written off during the fourth quarter of 2002. These costs included legal, accounting, tax, investment banking and regulatory fees and printing costs. As of December 31, 2003, the $6.4 million accrual has been paid. In 2003, the Company incurred an additional $0.3 million in expenses related to the proposed merger with FEI. These expenses are included in the 2003 restructuring charge and were paid as of December 31, 2003.

        In conjunction with the restructuring in the process equipment segment and the closure of two manufacturing facilities, the Company has classified the two facilities as held for sale as of December 31, 2003 and 2002. In accordance with SFAS No. 144, the value of these facilities is measured at the lower of their carrying amount or fair value less cost to sell. Accordingly, an impairment charge of $3.5 million was recorded during the fourth quarter of 2002 by the Company. Fair value was determined by the Company based upon recent market data. Land, buildings and other fixed assets held for sale of approximately $5.5 million and $10.2 million are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002, respectively. The sale of these two facilities is expected to occur by the second quarter of 2004. Certain machinery and equipment and furniture and fixtures with a net book value of $1.8 million, the majority of which is a result of the closing of the Rochester facility, were deemed to have no future value and, thus, the Company wrote off those assets and has included this charge in asset impairment in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

        A reconciliation of the 2002 liability for personnel, business relocation and merger related costs is as follows (in millions):

	Accrued Severance and Business Relocation Costs	Accrued Merger Costs
Charged to accrual, net	$4.6	$6.4
Non-cash offset	0.8	—

Gross charge	5.4	6.4
Cash payments during the year-ended December 31, 2002	2.9	3.7
Reclassified to 2003 charge	0.3	—
Cash payments during the year-ended December 31, 2003	2.1	2.7

Balance as of December 31, 2003	$0.1	$0.0

2001 Restructuring Charges

        During the year ended December 31, 2001, the Company recorded restructuring charges of approximately $20.0 million in response to the significant downturn in the telecommunications industry and the overall weak business environment. This downturn affected Veeco's customers' ability to purchase capital equipment and was evidenced by a significant decline in the order rate for the Company's products. The $20.0 million charge consisted of a $13.6 million write-off of inventory (included in cost of sales) related to order cancellations and the rationalization of certain product lines, $3.0 million related to personnel costs and business relocation and $3.4 million was for the write-down of long-lived assets. Of the $13.6 million write-off of inventory, approximately $9.6 million was associated with the Company's process equipment segment, which sells primarily to the telecommunications and data storage industries and approximately $4.0 million related to Veeco's metrology segment, which sells mainly to the semiconductor, research and data storage industries. During 2001, Veeco experienced a significant amount of order cancellations for products for which many of the raw materials had been purchased prior to the cancellation date due to the amount of lead-time necessary to build many of these tools. The $3.0 million charge for personnel and business relocation costs principally related to plant consolidations and a workforce reduction of approximately 230 employees, located in all operations of the Company. The majority of the job classifications that were eliminated included manufacturing, sales and marketing, due to the downturn in the economy. As of December 31, 2003, approximately $0.2 million relating to lease payments on space the company vacated remains accrued. These payments are expected to be made in 2004. The write-down of long-lived assets to estimated fair value related primarily to the write-off of goodwill and intangible assets acquired in connection with the SLC product line of approximately $2.5 million, as well as the write-down of certain machinery and equipment of approximately $0.9 million, which was deemed to have no future value.

        A reconciliation of the 2001 liability for personnel and business relocation costs is as follows (in millions):

	Accrued Severance Costs	Accrued Lease Costs
Charged to accrual	$2.6	$0.4
Cash payments through December 31, 2001	1.2	—
Cash payments through December 31, 2002	1.2	0.1
Cash payments through December 31, 2003	0.2	0.1

Balance as of December 31, 2003	$0.0	$0.2

Minimum Lease Commitments

        Minimum lease commitments as of December 31, 2003 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows (in thousands):

2004	$3,064
2005	2,496
2006	2,187
2007	1,747
2008	1,548
Thereafter	4,340

$15,382

        Rent charged to operations amounted to $3.6 million, $3.9 million and $3.8 million in 2003, 2002 and 2001, respectively. In addition, the Company is obligated under the leases for certain other expenses, including real estate taxes and insurance.

Royalties

        The Company has arrangements with a number of third parties to use patents in accordance with license agreements. Royalties and license fees expensed under these agreements approximated $1.1 million, $2.2 million and $1.6 million in 2003, 2002 and 2001, respectively, and is recorded in selling, general and administrative expenses in the Company's Consolidated Statement of Operations.

Related Party Transaction

        The Company purchases inventory from a company which is owned partially by an individual who was also employed by the Company. This individual resigned from the Company effective February 10, 2003. Payments to this related company in 2003 (through February 10), 2002 and 2001 were approximately $0.5 million, $4.6 million and $5.0 million, respectively.

        The Company currently leases two facilities from the former principal shareholder of Aii, who is currently an employee of the Company. The first facility is approximately 26,000 square feet, for which the Company pays an annual base rent of approximately $240,000, which expires on May 1, 2012. The second facility is approximately 48,000 square feet, for which the Company pays an annual base rent of approximately $400,000, which expires on June 30, 2007. Management believes that both leases are at fair market value rates.

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

        The Company is aware that petroleum hydrocarbon contamination has been detected in the soil at the site of a facility formerly leased by the Company in Santa Barbara, California. The Company has been indemnified for any liabilities it may incur which arise from environmental contamination at the site. Even without consideration of such indemnification, the Company does not believe that any material loss or expense is probable in connection with any such liabilities.

        The former owner of the land and building in which the Company's Santa Barbara, California metrology operations are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract relating to the purchase of such land provides adequate protection against any environmental issues that may arise.

Litigation

        On September 17, 2003, the Company filed a lawsuit in the United States District Court for the Central District of California against Asylum Research Inc., a privately-held company founded by former Veeco employees. The lawsuit alleges that the manufacture, use and sale of Asylum's MFP-3D AFM constitutes willful infringement of five patents owned by the Company, as well as other claims. The Company is suing for unspecified monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents the Company is suing on are invalid and unenforceable, and has filed a counterclaim for infringement of a patent licensed by Asylum, and payment of royalties it believes it is owed. The Company believes that Asylum's claims are without merit.

        The Company is involved in various other legal proceedings arising in the normal course of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

        The Company's business depends in large part upon the capital expenditures of data storage, compound semiconductor/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of the Company's net sales:

	December 31,
	2003	2002	2001
Data storage	33%	32%	31%
Compound semiconductor/wireless	14%	15%	30%
Semiconductor	14%	13%	17%
Research/industrial	39%	40%	22%

        Sales to Seagate Technology, Inc. accounted for approximately 11%, 13% and 7% of the Company's net sales during the years ended December 31, 2003, 2002 and 2001, respectively. Seagate is also the principal customer for Aii's products and accounted for $31.6, $42.0, and $6.1 million of Aii's net sales for the fiscal years ending in 2003, 2002 and 2001, respectively. Each of the Company's segments sell to this major customer. At December 31, 2003 and 2002, accounts receivable due from Seagate represented approximately 13% and 12% of aggregate accounts receivable, respectively.

        The Company manufactures and sells its products to companies in different geographic locations. In certain instances, the Company requires advanced deposits for a portion of the sales price in advance of shipment. However, the majority of system sales do not require such advance payments. The Company does, however, perform periodic credit evaluations of its customers' financial condition and, where appropriate, requires that letters of credit be provided on foreign sales. Receivables generally are due within 30-60 days, other than receivables generated from customers in Japan where payment terms range from 90-150 days. The Company's net accounts receivable are concentrated in the following geographic locations (in thousands):

	December 31,
	2003	2002
United States	$16,144	$23,560
Europe	16,782	12,414
Japan	17,169	20,424
Asia Pacific	19,338	10,908
Other	457	40

	$69,890	$67,346

Discontinued Operations

        In December 2001, the Company signed a letter of intent to sell the remainder of the industrial measurement business. In January 2000, the Company sold its leak detection business, which was part of this segment. Accordingly, the Company classified the industrial measurement business as a discontinued operation at December 31, 2001. In May 2002, the Company sold the remainder of its industrial measurement business. During the year ended December 31, 2002, the Company recorded an additional loss on the disposal of the discontinued operations of $0.3 million, net of taxes of approximately $0.2 million. During the year ended 2001, the Company recorded a loss on disposal of discontinued operations of $2.1 million, which is net of income taxes of $1.5 million and includes the write-off of approximately $1.0 million of goodwill that was previously allocated to this segment. Sales for the industrial measurement business totaled $6.0 million for the year ended December 31, 2001. Loss from discontinued operations for the year ended December 31, 2001 was $2.5 million, which is net of income taxes of $1.7 million.

8.    Foreign Operations, Geographic Area and Product Segment Information

        Revenue and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2003	2002	2001	2003	2002	2001
United States	$109,323	$139,342	$242,725	$71,311	$54,171	$76,766
Foreign Countries	169,998	159,543	206,526	1,431	1,701	1,781

	$279,321	$298,885	$449,251	$72,742	$55,872	$78,547

        Revenue related to the Company's operations in Japan and Asia Pacific for the years ended December 31, 2003, 2002 and 2001 are $56.5 million and $52.9 million, $89.5 million and $66.5 million, and $55.6 million and $37.2 million, respectively.

        The Company has two reportable segments: process equipment and metrology. The Company's process equipment product line includes etch, deposition and lapping systems, primarily for data storage and wireless and lighting applications. The Company's metrology product line includes AFMs, stylus profilers and optical interferometers sold primarily to customers in the data storage and semiconductor industries, as well as research and development centers and universities.

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

        The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The following represents the reportable product segments of the Company (in thousands):

	Net Sales			(Loss) income before interest, income taxes and amortization			Total Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Process equipment	$130,170	$146,691	$277,249	$(89)	$(17,603)	$37,781	$308,132	$183,497	$337,294
Metrology	149,151	152,194	172,002	17,809	25,902	27,427	130,247	133,757	128,063
Unallocated corporate amount	—	—	—	(6,342)	(6,960)	(7,203)	158,085	288,133	286,880
Merger and restructuring expenses	—	—	—	(5,403)	(11,248)	(3,046)	—	—	—
Inventory write-off	—	—	—	—	(15,000)	(13,547)	—	—	—
Asset impairment charges	—	—	—	—	(99,663)	(3,418)	—	—	—
Write-off of purchased in-process technology	—	—	—	(1,500)	—	(8,200)	—	—	—

Total	$279,321	$298,885	$449,251	$4,475	$(124,572)	$29,794	$596,464	$605,387	$752,237

        The following table outlines the components of goodwill by business segment at December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
Process Equipment	$47,620	$8,413
Metrology	25,369	22,245

Total	$72,989	$30,658

Other Significant Items (in thousands):

	Year ended December 31,
	2003	2002	2001
Depreciation and amortization expense:
Process equipment	$16,328	$17,878	$13,618
Metrology	6,327	6,761	5,323
Unallocated corporate	2,203	3,290	3,713

Consolidated depreciation and amortization expense	$24,858	$27,929	$22,654

Expenditures for long-lived assets:
Process equipment	4,480	$5,165	$11,908
Metrology	1,507	1,956	2,418
Unallocated corporate	2,090	1,523	4,854

Consolidated expenditures for long-lived assets	$8,077	$8,644	$19,180

9.    Defined Contribution Benefit Plan

        The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code. Principally all of the Company's domestic full-time employees are eligible to participate in the plan. Under the plan, employees may contribute up to a maximum of 60% of their annual wages, up to a maximum of $12,000 for employees under 50 years of age and $14,000 for employees 50 years of age or older. Employees are immediately vested in their contributions. Company contributions to the plan in 2003, 2002 and 2001, were $0.0 million, $0.5 million and $2.2 million, respectively. Generally, the plan calls for vesting of Company contributions over a five-year period.

Schedule II—Valuation and Qualifying Accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2003:
Allowance for doubtful accounts	$2,815,000	$208,000	$276,000	$841,000	$2,458,000
Valuation allowance on net deferred tax assets	3,104,000	4,599,000	—	—	7,703,000

	$5,919,000	$4,807,000	$276,000	$841,000	$10,161,000

Deducted from asset accounts:
Year ended December 31, 2002:
Allowance for doubtful accounts	$3,350,000	$1,020,000	$—	$1,555,000	$2,815,000
Valuation allowance on net deferred tax assets	2,419,000	—	685,000	—	3,104,000

	$5,769,000	$1,020,000	$685,000	$1,555,000	$5,919,000

Deducted from asset accounts:
Year ended December 31, 2001:
Allowance for doubtful accounts	$2,067,000	$589,000	$1,000,000	$306,000	$3,350,000
Valuation allowance on net deferred tax assets	502,000	—	1,998,000	81,000	2,419,000

	$2,569,000	$589,000	$2,998,000	$387,000	$5,769,000

S-1

INDEX TO EXHIBITS

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
4.1
	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1
4.4	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1
10.1
	Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001, Exhibit 10.1

10.2
	Amendment and Waiver dated as of September 17, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.1
10.3
	Consent and Second Amendment dated as of December 21, 2001 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.3
10.4
	Third Amendment dated as of February 7, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.4
10.5
	Fourth Amendment dated as of March 20, 2002 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, The Chase Manhattan Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2001, Exhibit 10.5
10.6
	Fifth Amendment dated as of February 5, 2003 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Annual Report on Form 10-K for the Year Ended December 31, 2002, Exhibit 10.6
10.7
	Sixth Amendment dated as of October 30, 2003 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	Quarterly Report on Form 10-K for the Quarter Ended September 30, 2003, Exhibit 10.1

2

10.8
	Seventh Amendment dated as of February 5, 2004 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.	*
10.9	Security Agreement dated as of March 20, 2002 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and Fleet National Bank, as administrative agent.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, Exhibit 10.3
10.10	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2
10.11	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, Exhibit 10.2
10.12	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3
10.13
	Collateral Pledge and Security Agreement among Veeco, State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of December 21, 2001.	Registration Statement on Form S-3 (File No. 3-84252), filed March 13, 2002, Exhibit 10.1
10.14
	Supplement No. 1 to Collateral Pledge and Security Agreement among Veeco and State Street Bank and Trust Company, N.A., as trustee and as collateral agent, and State Street Bank and Trust Company, as securities intermediary, dated as of January 3, 2002.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 10.3
10.15	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.16	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.17	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.18	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1

3

10.19	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.20	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.21	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.22	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.23	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.24	Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan, dated October 26, 2000.	Annual Report on Form 10-K for the Year Ended December 31, 2000, Exhibit 10.18
10.25	Amendment No. 1 to the Veeco Instruments Inc. First Amended and Restated Employees Stock Purchase Plan, effective January 1, 2003.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003, Exhibit 10.1
10.26	Veeco Instruments Inc. 2000 Stock Option Plan.	Current Report on Form 8-K filed May 9, 2000, Exhibit 10.1
10.27	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 11, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.1
10.28	mendment No. 2 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 10, 2002.	Registration Statement on Form S-8 (File Number 333-88946) filed May 23, 2002, Exhibit 4.1
10.29	Amendment No. 3 to the Veeco Instruments Inc. 2000 Stock Option Plan, effective May 9, 2003.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003, Exhibit 10.2
10.30	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.31	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.32	Applied Epi, Inc. 1993 Stock Option Plan.	Registration Statement on Form 8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.1

4

10.33	Form of Applied Epi, Inc. Non-Qualified Restricted Stock Option Agreement.	Registration Statement on Form S-8 (File Number 333-69554) filed on September 18, 2001, Exhibit 4.3
10.34	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6
10.35	Employment Agreement dated as of April 1, 2003 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.3
10.36	Employment Agreement dated as of April 1, 2003 between Don R. Kania and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.37	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.5
10.38	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	*
10.39	Amended and Restated Letter Agreement dated March 10, 2004 between the Company and Don R. Kania.	*
21.1	Subsidiaries of the Registrant.	*
23.1	Consent of Ernst & Young LLP.	*
31.1	Certification of Chief Executive Officer pursuant to 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*
Filed herewith

5

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
SAFE HARBOR STATEMENT
PART II
PART III
PART IV
SIGNATURES
Veeco Instruments Inc. and Subsidiaries Index to Consolidated Financial Statements and Financial Statement Schedule
Report of Independent Auditors
Veeco Instruments Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity (In thousands, except per share data)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Veeco Instruments Inc. Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts
INDEX TO EXHIBITS