Form 10-Q
period 2004-03-31
VEECO INSTRUMENTS INC
filed 2004-05-03
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-16244

VEECO INSTRUMENTS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2989601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Sunnyside Boulevard, Suite B Woodbury, New York	11797
(Address of Principal Executive Offices)	(Zip Code)

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

29,630,153 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on April 27, 2004.

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

•                                          The other matters discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors – Financial Info – SEC Filings, through which investors can access our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. These filings are posted to our Internet site, as soon as reasonably practicable after we electronically file such material with the SEC.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net sales	$94,487	$65,779
Cost of sales	54,649	34,573
Gross profit	39,838	31,206
Costs and expenses:
Selling, general and administrative expense	20,112	16,915
Research and development expense	14,045	12,158
Amortization expense	4,896	3,142
Other income, net	(286)	(873)
Restructuring expense	—	668
Operating income (loss)	1,071	(804)
Interest expense, net	2,199	1,767
Loss before income taxes	(1,128)	(2,571)
Income tax benefit	(424)	(874)
Net loss	$(704)	$(1,697)

Net loss per common share	$(0.02)	$(0.06)

Diluted net loss per common share	$(0.02)	$(0.06)

Weighted average shares outstanding	29,569	29,224
Diluted weighted average shares outstanding	29,569	29,224

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$111,831	$106,830
Accounts receivable, less allowance for doubtful accounts of $2,609 in 2004 and $2,458 in 2003	76,198	69,890
Inventories	104,394	97,622
Prepaid expenses and other current assets	14,065	15,823
Deferred income taxes	34,511	24,693
Total current assets	340,999	314,858
Property, plant and equipment at cost, less accumulated depreciation of $65,651 in 2004 and $62,503 in 2003	70,903	72,742
Goodwill	72,989	72,989
Purchased technology, less accumulated amortization of $28,978 in 2004 and $25,519 in 2003	82,390	85,849
Other intangible assets, less accumulated amortization of $16,284 in 2004 and $14,846 in 2003	17,633	18,842
Long–term investments	12,461	12,376
Deferred income taxes	9,724	18,136
Other assets, net	927	672
Total assets	$608,026	$596,464

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$25,111	$19,603
Accrued expenses	36,682	31,616
Deferred profit	2,457	2,140
Income taxes payable	2,454	3,700
Current portion of long-term debt	338	333
Total current liabilities	67,042	57,392
Long-term debt, net of current portion	229,848	229,935
Other non-current liabilities	2,870	2,808
Shareholders’ equity	308,266	306,329
Total liabilities and shareholders’ equity	$608,026	$596,464

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities

Net loss	$(704)	$(1,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,083	5,738
Deferred income taxes	(1,361)	(3,018)
Other	(17)	(685)
Changes in operating assets and liabilities:
Accounts receivable	(5,885)	(6,229)
Inventories	(7,135)	(2,257)
Accounts payable	5,486	4,789
Accrued expenses, deferred profit and other current liabilities	4,022	(1,922)
Other, net	1,318	648
Net cash provided by (used in) operating activities	3,807	(4,633)

Investing Activities
Capital expenditures	(1,408)	(1,826)
Proceeds from sale of fixed assets	26	7
Proceeds from sale of assets held for sale	—	1,111
Net purchase of long-term investments	(85)	(137)
Net cash used in investing activities	(1,467)	(845)

Financing Activities
Proceeds from stock issuance	2,038	45
Repayment of long-term debt, net	(82)	(79)
Net cash provided by (used in) financing activities	1,956	(34)
Effect of exchange rates on cash and cash equivalents	705	(222)
Net change in cash and cash equivalents	5,001	(5,734)
Cash and cash equivalents at beginning of period	106,830	214,295
Cash and cash equivalents at end of period	$111,831	$208,561

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares of approximately 755,000 and 160,000 for the three months ended March 31, 2004 and 2003, respectively, was antidilutive.

The following table sets forth the reconciliation of diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31,
	2004	2003

Weighted average shares outstanding	29,569	29,224
Dilutive effect of stock options	—	—
Diluted weighted average shares outstanding	29,569	29,224

In addition, the effect of the assumed conversion of subordinated convertible notes into approximately 5.7 million common equivalent shares was antidilutive for the three months ended March 31, 2004 and 2003, and therefore is not included in the above diluted weighted average shares outstanding.

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

	March 31,
	2004	2003
	(In thousands, except per share amounts)

Net loss, as reported	$(704)	$(1,697)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,750)	(4,808)
Pro forma net loss	$(3,454)	$(6,505)

Loss per common share:
Net loss per common share, as reported	$(0.02)	$(0.06)
Net loss per common share, pro forma	$(0.12)	$(0.22)
Diluted net loss per common share, as reported	$(0.02)	$(0.06)
Diluted net loss per common share, pro forma	$(0.12)	$(0.22)

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Note 2—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	March 31, 2004	December 31, 2003
	(In thousands)

Raw materials	$49,347	$48,678
Work-in-progress	33,950	30,297
Finished goods	21,097	18,647
	$104,394	$97,622

Accrued Warranties

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

Changes in the Company’s product liability during the period are as follows (in thousands):

Balance as of January 1, 2004	$3,904
Warranties issued during the period	1,349
Settlements made during the period	(838)
Balance as of March 31, 2004	$4,415

Note 3—Segment Information

The following represents the reportable product segments of the Company as of and for the three months ended March 31, 2004 and 2003, in thousands:

	Process Equipment	Metrology	Unallocated Corporate Amount	Restructuring Charges	Total
Three Months Ended March 31, 2004
Net sales	$52,929	$41,558	$—	$—	$94,487
Income (loss) from operations before interest, taxes and amortization	1,944	6,062	(2,039)	—	5,967
Total assets	312,241	130,083	165,702	—	608,026
Three Months Ended March 31, 2003
Net sales	29,608	36,171	—	—	65,779
Income (loss) from operations before interest, taxes and amortization	510	4,840	(2,344)	(668)	2,338
Total assets	$184,266	$134,218	$289,196	$—	$607,860

Corporate total assets are comprised principally of cash and deferred tax assets

The following table outlines the components of goodwill by business segment at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003

Process Equipment	$47,620	$47,620
Metrology	25,369	25,369
Total	$72,989	$72,989

Note 4—Comprehensive Loss

As defined by the Financial Accounting Standards Board (“FASB”), comprehensive loss is the change in equity of a business enterprise from transactions, other events, and circumstances from nonowner sources during a period. The Company incurred a total comprehensive loss of $0.1 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s comprehensive loss is comprised of net loss, foreign currency translation adjustments and minimum pension liability.

Note 5—Restructuring

In response to the significant decline in the business environment and market conditions in 2001 and 2002, the Company restructured its business and operations. The actions giving rise to the restructuring charges taken in 2003 described below were implemented in order for Veeco to remain competitive and such actions are expected to benefit Veeco by reducing future operating costs.

2003 Merger and Restructuring Charges

During the year ended December 31, 2003, the Company incurred a restructuring charge of approximately $4.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the decline in the markets in which the Company operates. This charge included severance related costs for approximately 180 employees, which included management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado, and Plainview and Rochester, New York process equipment operations, the San Diego, Sunnyvale and Santa Barbara, California and Tucson, Arizona metrology facilities, the sales and service offices located in Munich, Germany and Singapore, and the corporate offices in Woodbury, New York. The charge also included costs of vacating facilities in Sunnyvale, California, Munich, Germany, and relocating the office in Japan. As of March 31, 2004, approximately $4.1 million has been paid and approximately $0.7 million remains accrued. The remainder is expected to be paid by the third quarter of 2005.

The Company also incurred $0.6 million in merger and acquisition related expenses, which were paid during the fourth quarter of 2003.

A reconciliation of the liability for the restructuring charge during 2003 for severance and relocation costs is as follows (in millions):

	Process Equipment	Metrology	Unallocated Corporate	Total

Charged to accrual	$2.3	$2.1	$0.4	$4.8
Add-back from 2002 accrual	0.3	—	—	0.3
Total 2003 accrual	2.6	2.1	0.4	5.1
Cash payments during 2003	1.6	1.6	0.1	3.3
Cash payments during the quarter ended March 31, 2004	0.5	0.5	0.1	1.1
Balance as of March 31, 2004	$0.5	$0.0	$0.2	$0.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor and compound semiconductor/wireless industries. Veeco’s instruments are also enabling advancements in the growing field of nanoscience and other areas of scientific and industrial research. Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (TFMHs) for the data storage industry, semiconductor deposition of mask reticles, and wireless/telecommunications and high brightness light emitting diode devices (“HB-LED”). Our metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions are also key research instruments used by many universities, scientific laboratories and industrial applications.

During the past several years, we have strengthened both the metrology and process equipment product lines through strategic acquisitions. In our metrology business, in June 2003, we purchased the atomic force microscope probe business from NanoDevices Inc. (“NanoDevices”) for approximately $6.0 million in cash, plus a potential future cash earn-out payment of up to $3.0 million based on the achievement of certain operating measures. In our process equipment business, in November 2003, we purchased the TurboDisc business from Emcore Corporation for approximately $63.7 million, including transaction costs, plus a potential future cash earn-out payment of up to $20.0 million based on the achievement of certain operating measures. Also in November 2003, we acquired the precision bar lapping company Advanced Imaging, Inc. (“Aii”) for approximately $61.4 million including transaction costs, plus a potential future cash earn-out payment of up to $9.0 million based on the achievement of certain operating measures. While we believe these acquisitions will be accretive to both sales and profits going forward, gross margin percentages have been historically lower in the process equipment businesses than in the metrology business. Therefore, Veeco’s gross margin percentage may be adversely affected in the future by the higher concentration of process equipment sales.

We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey, and New York, with sales and service locations around the world. Each of our products is currently manufactured in only one location, since we believe that the technological know-how and precision needed to make each of our products requires specialized expertise.

Highlights of the First Quarter of 2004:

•                  Orders of $117.1 million, up from $72.7 million in the first quarter of 2003. The order growth included $35.9 million from companies acquired in 2003 and $8.4 million (11.5%) from Veeco’s base business.

•                  Sales of $94.5 million, up from $65.8 million in the first quarter of 2003. The sales growth includes $19.7 million from companies acquired in 2003 and $9.0 million (13.7%) from Veeco’s base business.

•                  Net loss of $0.7 million, compared with a net loss of $1.7 million in the first quarter of 2003.

•                  Cash generation of $5.0 million, compared with a cash use of $5.7 million in the first quarter of 2003. The cash generation included $3.8 million generated from operations.

Outlook/Opportunities

The last several years have been challenging for Veeco, its customers and peers due to the prolonged economic downturn and several years of under-investment in technology. In the first quarter of 2004, Veeco experienced a significant improvement in orders in data storage, compound semiconductor/wireless, and research products, driven by increased capital expenditure across these markets. Overall, worldwide economic conditions appear to have improved. Consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia-Pacific region, are experiencing growth. The Company reviews a number of indicators to predict the strength of our markets going forward. These include plant utilization trends, capacity requirements, and capital spending trends.

Technology changes are continuing in all of Veeco’s markets: the continued ramp of 80 GB hard drives in data storage; the increased use of Veeco’s automated AFMs for sub 130 nanometer semiconductor applications; the opportunity for Veeco’s Metal Organic Chemical Vapor Deposition (“MOCVD”) and Molecular Beam Epitaxy (“MBE”) to further penetrate the emerging wireless and HB-LED market; and the continued funding of nanoscience research. Veeco expects that its business will continue to improve in 2004 as compared to 2003, and that its newer technologies (MOCVD and precision bar lapping) will add over $80 million in revenue for 2004 compared with only a minimal contribution to Veeco’s 2003 performance due to the fact that these acquisitions were consummated near the end of the year. However, there can be no assurance, that Veeco’s performance expectations will be realized.

Results of Operations:

Three Months Ended March 31, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended March 31, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in $000’s):

	Three Months ended March 31,				Dollar Inc/(Dec) Year to year
	2004		2003

Net sales	$94,487	100.0%	$65,779	100.0%	$28,708
Cost of sales	54,649	57.8	34,573	52.6	20,076
Gross profit	39,838	42.2	31,206	47.4	8,632
Operating expenses:
Selling, general and administrative expense	20,112	21.3	16,915	25.7	3,197
Research and development expense	14,045	14.9	12,158	18.5	1,887
Amortization expense	4,896	5.2	3,142	4.8	1,754
Other income, net	(286)	(0.3)	(873)	(1.3)	587
Merger and restructuring expenses	—	—	668	1.0	(668)
Total operating expenses	38,767	41.1	32,010	48.7	6,757
Operating income (loss)	1,071	1.1	(804)	(1.3)	1,875
Interest expense, net	2,199	2.3	1,767	2.6	432

Loss from operations before income taxes	(1,128)	(1.2)	(2,571)	(3.9)	1,443
Income tax benefit	(424)	(0.5)	(874)	(1.3)	450

Net loss	$(704)	(0.7)%	$(1,697)	(2.6)%	$993

	Sales				Orders
	Three Months ended March 31,		Dollar and Percentage Inc/(Dec) Year to Year		Three Months ended March 31,		Dollar and Percentage Inc/(Dec) Year to Year		Book to Bill Ratio
	2004	2003			2004	2003			2004	2003

Segment Analysis
Process Equipment	$52,929	$29,608	$23,321	78.8%	$85,168	$38,314	$46,854	122.3%	1.61	1.29
Metrology	41,558	36,171	5,387	14.9	31,893	34,431	(2,538)	(7.4)	0.77	0.95
Total	$94,487	$65,779	$28,708	43.6%	$117,061	$72,745	$44,316	60.9%	1.24	1.11
Industry Analysis
Data Storage	$31,456	$19,053	$12,403	65.1%	$44,948	$29,700	$15,248	51.3%	1.43	1.56
Compound Semiconductor/wireless	20,654	6,196	14,458	233.3	38,981	10,461	28,520	272.6	1.89	1.69
Semiconductor	13,304	11,297	2,007	17.8	10,063	11,802	(1,739)	(14.7)	0.76	1.04
Research and Industrial	29,073	29,233	(160)	(0.5)	23,069	20,782	2,287	11.0	0.79	0.71
Total	$94,487	$65,779	$28,708	43.6%	$117,061	$72,745	$44,316	60.9%	1.24	1.11

Regional Analysis
US	$34,459	$25,104	$9,355	37.3%	$44,073	$29,575	$14,498	49.0%	1.28	1.18
Europe	13,335	11,975	1,360	11.4	12,704	8,887	3,817	43.0	0.95	0.74
Japan	19,136	15,520	3,616	23.3	16,525	18,080	(1,555)	(8.6)	0.86	1.16
Asia Pacific	27,557	13,180	14,377	109.1	43,759	16,203	27,556	170.1	1.59	1.23
Total	$94,487	$65,779	$28,708	43.6%	$117,061	$72,745	$44,316	60.9%	1.24	1.11

Net sales of $94.5 million for the first quarter of 2004 were up 43.6% from the comparable 2003 period. By segment, process equipment sales were up $23.3 million or 78.8%, while metrology sales increased by $5.4 million or 14.9%. The improvement in process equipment sales is principally attributable to increases in the data storage and compound semiconductor markets. While $19.6 million of the $23.3 million increase is attributable to the acquisitions of the TurboDisc business and Aii, Veeco’s historic process equipment business experienced a 13.7% increase in net sales in the first quarter of 2004 when compared to the first quarter of 2003. The $5.4 million improvement in metrology sales is principally attributable to increased optical metrology sales to the scientific research market and increased automated AFM sales to the semiconductor market. By region, there continues to be a shift in sales from the U.S. to the Asia Pacific region, although all regional sales have increased due to the TurboDisc business and Aii acquisitions, particularly the Asia Pacific region, which saw a $10.2 million increase in sales in the first quarter of 2004 due to the acquired companies. The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $117.1 million for the first quarter of 2004 were a $44.3 million, or a 60.9% increase over the comparable 2003 period. By segment, the 122.3% improvement in process equipment orders was driven by a total of $35.9 million in orders for TurboDisc and Aii systems plus a net $11.0 million increase in deposition and etch product orders. The 7.4% reduction in metrology orders was due to a $0.9 reduction in AFM and a $1.6 million decrease in optical metrology products, where there were a large number of slider crown systems ordered in the first quarter of 2003 that did not recur in 2004.

The Company’s book/bill ratio for the first quarter of 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.24. During the quarter ended March 31, 2004, the Company experienced order cancellations of $0.2 million and the rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended March 31, 2004, was 42.2%, including a $1.5 million reduction in gross profit related to the acquisitions of TurboDisc and Aii. This charge was the result of purchase accounting adjustments due to the required capitalization of profit in inventory and permanent elimination of certain deferred revenue.  Excluding the impact of this purchase accounting adjustment, gross profit as a percentage of net sales was 43.7% in the first quarter of 2004, compared to 47.4% in the first quarter of 2003. This decrease was partially due to an 11.0% mix shift from the higher margin metrology segment to the lower margin process equipment segment, largely due to the 2003 acquisitions. Excluding the purchase accounting charges, process equipment margins decreased from 38.8% to 36.5%. The New York data storage equipment gross margin was impacted by a greater number of bifurcated sales in the first quarter of 2004 as compared to the first quarter of 2003, which results in the deferral of gross profit until final field acceptance.

There was also a less favorable mix of products in the first quarter of 2004 as compared to the first quarter of 2003. Metrology gross margins decreased from 54.5% to 52.9%. The first quarter 2004 metrology gross margin was consistent with the average 2003 metrology gross margin, but below the first quarter of 2003 which had a favorable product mix.

Selling, general and administrative expenses were $20.1 million, or 21.3% of sales in the first quarter of 2004, compared with $16.9 million, or 25.7% in the first quarter of 2003. Of the $3.2 million increase, $2.3 million was due to the TurboDisc and Aii acquisitions, with the balance attributable to higher selling expenses related to the increase in sales.

Research and development expense totaled $14.0 million in the first quarter of 2004, an increase of $1.9 million from the first quarter of 2003, also due to the spending in the newly acquired TurboDisc and Aii divisions. As a percentage of sales, research and development decreased in the first quarter of 2004 to 14.9% from 18.5% for the first quarter of 2003.

Other income, net, of $0.3 million for the first quarter of 2004 was principally due to foreign exchange gains, compared to a gain of $0.9 million in the first quarter of 2003, which was principally from the sale of a laboratory tool.

Restructuring expenses for the first quarter of 2003 of $0.7 million were primarily due to severance for layoffs that were related to the actions announced in the fourth quarter of 2002. There were no merger or restructuring expenses in the first quarter of 2004.

Net Interest expense in the first quarter of 2004 was $2.2 million compared to $1.8 million in the first quarter of 2003. The change is due to the reduction in interest income resulting from lower cash balances as a result of the acquisitions completed in the fourth quarter of 2003.

Income taxes for the quarter ended March 31, 2004, amounted to a benefit of $0.4 million, or 37.6% of loss before income taxes as compared with a benefit of $0.9 million, or 34.0% of loss before income taxes in 2003.

Liquidity and Capital Resources

The Company had a net increase in cash of $5.0 million in the three months ended March 31, 2004. Cash provided by operations was $3.8 million for this period, as compared to cash used in operations of $4.6 million for the comparable 2003 period. Net loss adjusted for non-cash items provided operating cash flows of $6.0 million for the three months ended March 31, 2004, compared to $0.3 million for the comparable 2003 period. The amount of net loss adjusted for non-cash items for the three months ended March 31, 2004, was offset by an increase in net operating assets and liabilities of $2.2 million. Accounts receivable for the three months ended March 31, 2004, increased by $5.9 million, primarily as a result of a higher sales volumes. During the three months ended March 31, 2004, inventories increased by approximately $7.1 million, principally related to the build up of work-in-process and finished goods for products to be shipped in the second quarter of 2004. During the three months ended March 31, 2004, accounts payable increased by $5.5 million, principally as a result of higher purchase volumes to meet shipment demand. Accrued expenses and other current liabilities increased $4.0 million during the three months ended March 31, 2004 due to accrued interest of $2.2 million for the required semi-annual interest payment of the subordinated notes and a $2.6 million increase in customer deposits partially offset by other smaller items that net to a reduction of $0.8 million.

Cash used in investing activities of $1.5 million for the three months ended March 31, 2004, resulted from capital expenditures of $1.4 million and net purchases of long-term investments of $0.1 million.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s $100.0 million revolving credit facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next three years. The Company believes it will be able to meet its obligation to repay the outstanding $220 million subordinated notes that mature on December 21, 2008 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and/or other means.

The Company is potentially liable for payment of earn-out features to the former owners of the businesses acquired in 2003 based on revenue targets achieved by the acquired businesses. The maximum amount of these contingent liabilities is $9 million to the former shareholders of Aii over a three-year period, $3 million to Nanodevices, Inc, over a three-year period, and $20 million to Emcore Corporation, the former owner of TurboDisc, over a two-year period. Any amounts payable are to be paid during the first quarter of 2005, 2006, and 2007 to the former owners of Aii and to Nanodevices, respectively, and during the first quarter of 2005 and 2006 to Emcore. Each payment is based on a set percentage of revenues in excess of certain targets for the preceding fiscal year. Therefore, it is not possible to calculate the amounts, if any, that may be due for each year.

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

Revenue Recognition: Effective January 1, 2000, the Company changed its method for accounting for revenue recognition in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which updates the guidance provided in SAB 101, integrates the related Frequently Asked Questions, and recognizes the role of the FASB’s Emerging Issues Task Force (“EITF”) consensus on Issue 00-21. SAB 104 deletes certain interpretive material no longer necessary, and conforms the remaining interpretative material retained to the pronouncements issued by the EITF on various revenue recognition topics, including EITF 00-21. It further clarifies that a company should first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then to refer to SAB 104 for revenue recognition for the unit of accounting. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At March 31, 2004 and December 31, 2003, $2.5 million and $2.1 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment: The Company has significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of the Company’s goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required to record impairment charges for the assets not previously recorded.

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

Deferred Taxes: As part of the process of preparing Veeco’s consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The measurement of deferred tax assets is adjusted by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will be recognized.

At March 31, 2004, we have deferred tax assets, net of valuation allowances, of $44.2 million. We believe it is more likely than not that we will be able to realize these assets through the reduction of future taxable income.

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Should we determine that we are unable to use all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income tax expense, thereby reducing net income in the period such determination was made.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Veeco’s net sales to foreign customers represented approximately 63.5% of Veeco’s total net sales for the three months ended March 31, 2004, and 61.8% for the comparable 2003 period. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 46.8% of Veeco’s total net sales for the three months ended March 31, 2004, and 32.8% for the comparable 2003 period. The aggregate foreign currency exchange gain included in determining the consolidated results of operations was approximately $0.1 and $0.2 million, net of approximately $0.2 and ($0.2) million of hedging gains (losses) on forward exchange contracts, for the three months ended March 31, 2004 and 2003 respectively. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $5.1 million for the three months ended March 31, 2004. As of March 31, 2004, the Company had entered into forward contracts for the month of April for the notional amount of approximately $20.7 million, which approximates the fair market value on March 31, 2004. Additionally, the Company has entered into a forward contract on March 18, 2004, in the notional amount of $0.5 million which approximates the fair market value on March 31, 2004. This contract will be settled on or about June 15, 2004.

Item 4. Controls and Procedures.

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Number	Description	Incorporated by Referenceto the Following Document:
10.1

Seventh Amendment dated as of February 5, 2004 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.

Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.8

10.2	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.38

31.1	Certification of Chief Executive Officer pursuant to 13a – 14(a) or Rule 15d – 14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to 13a – 14(a) or Rule 15d – 14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                                         Filed herewith

(b)                                 Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on April 26, 2004 in connection with the issuance of its press release announcing the results of the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2004

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

Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.8

10.2	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.38

31.1	Certification of Chief Executive Officer pursuant to 13a – 14(a) or Rule 15d – 14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to 13a – 14(a) or Rule 15d – 14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                                         Filed herewith