Form 10-Q
period 2004-06-30
VEECO INSTRUMENTS INC
filed 2004-08-03
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-16244

VEECO INSTRUMENTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2989601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Sunnyside Boulevard, Suite B Woodbury, New York	11797
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 677-0200

Website: www.veeco.com

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

29,667,006 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 29, 2004.

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

•                                          We have adopted certain measures that may have anti-takeover effects, which may make an acquisition of our company by another company more difficult.

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2004	2003

Net sales	$102,884	$73,449
Cost of sales	57,541	40,655
Gross profit	45,343	32,794
Costs and expenses:
Selling, general and administrative expense	21,849	17,899
Research and development expense	14,578	11,708
Amortization expense	4,575	3,159
Other income, net	(355)	(22)
Restructuring expense	—	789
Operating income (loss)	4,696	(739)
Interest expense, net	2,239	1,886
Income (loss) before income taxes	2,457	(2,625)
Income tax provision (benefit)	876	(1,490)
Net income (loss)	$1,581	$(1,135)

Net income (loss) per common share	$0.05	$(0.04)
Diluted net income (loss) per common share	$0.05	$(0.04)

Weighted average shares outstanding	29,649	29,247
Diluted weighted average shares outstanding	30,177	29,247

See Accompanying Notes.

	Six Months Ended June 30,
	2004	2003

Net sales	$197,371	$139,228
Cost of sales	112,191	75,228
Gross profit	85,180	64,000
Costs and expenses:
Selling, general and administrative expense	41,960	34,814
Research and development expense	28,623	23,866
Amortization expense	9,471	6,301
Other income, net	(641)	(895)
Restructuring expense	—	1,457
Operating income (loss)	5,767	(1,543)
Interest expense, net	4,438	3,653
Income (loss) before income taxes	1,329	(5,196)
Income tax provision (benefit)	452	(2,364)
Net income (loss)	$877	$(2,832)

Net income (loss) per common share	$0.03	$(0.10)
Diluted net income (loss) per common share	$0.03	$(0.10)

Weighted average shares outstanding	29,608	29,236
Diluted weighted average shares outstanding	30,252	29,236

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$117,415	$106,830
Accounts receivable, less allowance for doubtful accounts of $2,450 in 2004 and $2,458 in 2003	93,419	69,890
Inventories	108,073	97,622
Prepaid expenses and other current assets	10,172	15,823
Deferred income taxes	30,049	24,693
Total current assets	359,128	314,858
Property, plant and equipment at cost, less accumulated depreciation of $68,433 in 2004 and $62,504 in 2003	73,496	72,742
Goodwill	72,989	72,989
Purchased technology, less accumulated amortization of $32,383 in 2004 and $25,519 in 2003	78,985	85,849
Other intangible assets, less accumulated amortization of $17,453 in 2004 and $14,846 in 2003	16,689	18,842
Long-term investments	7,992	12,376
Deferred income taxes	16,071	18,136
Other assets, net	1,467	672
Total assets	$626,817	$596,464

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$28,691	$19,603
Accrued expenses	46,500	31,616
Deferred profit	4,641	2,140
Income taxes payable	4,328	3,700
Current portion of long-term debt	343	333
Total current liabilities	84,503	57,392
Long-term debt, net of current portion	229,760	229,935
Other non-current liabilities	2,872	2,808
Shareholders’ equity	309,682	306,329
Total liabilities and shareholders’ equity	$626,817	$596,464

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Operating Activities
Net income (loss)	$877	$(2,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,917	11,420
Deferred income taxes	(3,321)	(4,656)
Other	(19)	(638)
Changes in operating assets and liabilities:
Accounts receivable	(23,984)	350
Inventories	(11,194)	3,528
Accounts payable	9,115	5,946
Accrued expenses, deferred profit and other current liabilities	18,146	(12,405)
Other, net	948	1,017
Net cash provided by operating activities	6,485	1,730
Investing Activities
Capital expenditures	(5,934)	(4,666)
Net assets of business acquired	—	(5,980)
Proceeds from sale of assets held for sale	2,615	1,132
Proceeds from sale of property, plant and equipment	26	—
Net maturities of long-term investments	4,384	4,276
Net cash provided by (used in) investing activities	1,091	(5,238)
Financing Activities
Proceeds from stock issuance	2,874	306
Repayment of long-term debt, net	(166)	(158)
Net cash provided by financing activities	2,708	148
Effect of exchange rates on cash and cash equivalents	301	(574)
Net change in cash and cash equivalents	10,585	(3,934)
Cash and cash equivalents at beginning of period	106,830	214,295
Cash and cash equivalents at end of period	$117,415	$210,361

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares of approximately 528,000 and 644,000 for the three and six months ended June 30, 2004, respectively, was dilutive, therefore, diluted earnings per share is presented for these periods.  The effect of common equivalent shares of approximately 233,000 and 198,000 for the three and six months ended June 30, 2003, respectively, were antidilutive, therefore diluted loss per share is not presented for these periods.

The following table sets forth the reconciliation of diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Weighted average shares outstanding	29,649	29,247	29,608	29,236
Dilutive effect of stock options and warrants	528	—	644	—
Diluted weighted average shares outstanding	30,177	29,247	30,252	29,236

In addition, the effect of the assumed conversion of subordinated convertible notes into approximately 5.7 million common equivalent shares is antidilutive for the three and six months ended June 30, 2004 and 2003, and therefore is not included in the above diluted weighted average shares outstanding.

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is reflected in net income (loss), as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions, of SFAS No. 123, Accounting for Stock-Based Compensation, under which compensation expense would be recognized as incurred, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss), as reported	$1,581	$(1,135)	$877	$(2,832)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,073)	(4,131)	(5,928)	(8,562)
Pro forma net loss	$(1,492)	$(5,266)	$(5,051)	$(11,394)

Loss per common share:
Net income (loss) per common share, as reported	$0.05	$(0.04)	$0.03	$(0.10)
Net loss per common share, pro forma	$(0.05)	$(0.18)	$(0.17)	$(0.39)
Diluted net income (loss) per common share, as reported	$0.05	$(0.04)	$0.03	$(0.10)
Diluted net loss per common share, pro forma	$(0.05)	$(0.18)	$(0.17)	$(0.39)

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Note 2—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	June 30, 2004	December 31, 2003
	(In thousands)

Raw materials	$53,699	$49,734
Work-in-progress	39,174	31,887
Finished goods	15,200	16,001
	$108,073	$97,622

Accrued Warranty

The Company estimates the costs that may be incurred under its contractual warranty obligations and records a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in the Company’s warranty liability during the period are as follows (in thousands):

Balance as of January 1, 2004	$3,904
Warranties issued during the period	2,628
Settlements made during the period	(1,523)
Balance as of June 30, 2004	$5,009

Note 3—Segment Information

The following table represents the reportable product segments of the Company, in thousands:

	Process Equipment	Metrology	Unallocated Corporate Amount	Restructuring Charges	Total

Three Months Ended June 30, 2004
Net sales	$60,621	$42,263	$—	$—	$102,884
Income (loss) before interest, taxes and amortization	5,097	6,391	(2,217)	—	9,271
Three Months Ended June 30, 2003
Net sales	34,280	39,169	—	—	73,449
Income (loss) before interest, taxes and amortization	1,655	4,122	(2,568)	(789)	2,420
Six Months Ended June 30, 2004
Net sales	113,550	83,821	—	—	197,371
Income (loss) before interest, taxes and amortization	7,041	12,453	(4,256)	—	15,238
Total assets	325,801	133,139	167,877	—	626,817
Six Months Ended June 30, 2003
Net sales	63,888	75,340	—	—	139,228
Income (loss) before interest, taxes and amortization	2,165	8,962	(4,912)	(1,457)	4,758
Total assets	$174,080	$135,649	$289,333	$—	$599,062

Corporate total assets are comprised principally of cash and deferred tax assets.

The following table outlines the components of goodwill by business segment at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003

Process Equipment	$47,620	$47,620
Metrology	25,369	25,369
Total	$72,989	$72,989

Note 4—Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net income (loss), adjusted for foreign currency translation adjustments and minimum pension liability, and had no other sources affecting comprehensive income (loss).  The Company had total comprehensive income (loss) of $0.6 million and $0.5 million for the three and six months ended June 30, 2004, respectively, and $(0.1) million and $(2.1) million for the three and six months ended June 30, 2003, respectively.

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

2003 Restructuring Charges

During the year ended December 31, 2003, the Company incurred a restructuring charge of approximately $4.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the decline in the markets in which the Company operates.  This charge included severance related costs for approximately 180 employees, which included management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado, and Plainview and Rochester, New York process equipment operations, the San Diego, Sunnyvale and Santa Barbara, California and Tucson, Arizona metrology facilities, the sales and service offices located in Munich, Germany and Singapore, and the corporate offices in Woodbury, New York.  The charge also included costs of vacating facilities in Sunnyvale, California, Munich, Germany, and relocating the office in Japan.  During the six months ended June 30, 2004, approximately $1.3 million has been paid and approximately $0.5 million remains accrued.  The remainder is expected to be paid by the third quarter of 2005.

A reconciliation of the liability for the restructuring charge during 2003 for severance and relocation costs is as follows (in millions):

	Process Equipment	Metrology	Unallocated Corporate	Total

Charged to accrual	$2.3	$2.1	$0.4	$4.8
Add-back from 2002 accrual	0.3	—	—	0.3
Total 2003 accrual	2.6	2.1	0.4	5.1
Cash payments during 2003	1.6	1.6	0.1	3.3
Cash payments during the six months ended June 30, 2004	0.6	0.5	0.2	1.3
Balance as of June 30, 2004	$0.4	$0.0	$0.1	$0.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor and compound semiconductor/wireless industries. Veeco’s products also enable advancements in the growing field of nanoscience and other areas of scientific and industrial research. Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (TFMHs) for the data storage industry, semiconductor deposition of mask reticles, and wireless/telecommunications and high brightness light emitting diode devices (“HB-LED”). Our metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions are also key research instruments used by many universities, scientific laboratories and industrial applications.

During the past several years, we have strengthened both the metrology and process equipment product lines through strategic acquisitions.  In our metrology business, in June 2003, we purchased the atomic force microscope probe business from NanoDevices Inc. (“NanoDevices”) for approximately $6.0 million, including transaction costs, plus a potential future earn-out payment of up to $4.0 million based on the achievement of certain operating measures.  In our process equipment business, in November 2003, we purchased the TurboDisc business from Emcore Corporation (“Emcore”) for approximately $63.7 million, including transaction costs, plus a potential future earn-out payment of up to $20.0 million based on the achievement of certain operating measures. Also in November 2003, we acquired the precision bar lapping company, Advanced Imaging, Inc. (“Aii”), for approximately $61.4 million, including transaction costs, plus a potential future earn-out payment of up to $9.0 million based on the achievement of certain operating measures.  While we believe these acquisitions will be accretive to both sales and profits going forward, gross margin percentages have been historically lower in the process equipment businesses than in the metrology business.  Therefore, Veeco’s gross margin percentage may be adversely affected in the future by the higher concentration of process equipment sales.

We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey, and New York, with sales and service locations around the world.

Highlights of the Second Quarter of 2004:

•                  Orders of $124.7 million, up from $64.0 million in the second quarter of 2003.  The order growth included $43.1 million from companies acquired in 2003 and $17.6 million (27.6%) from Veeco’s historical business.

•                  Sales of $102.9 million, up from $73.4 million in the second quarter of 2003.  The sales growth included $21.3 million from companies acquired in 2003 and $8.2 million (11.1%) from Veeco’s historical business.

•                  Return to profitability, with net income of $1.6 million, compared with a net loss of $1.1 million in the second quarter of 2003.

•                  Cash generation of $5.6 million, compared with cash generation of $1.8 million in the second quarter of 2003.

Highlights of the First Half of 2004:

•                  Orders of $241.8 million, up from $136.7 million in the first half of 2003.  The order growth included $79.0 million from companies acquired in 2003 and $26.1 million (19.0%) from Veeco’s historical business.

•                  Sales of $197.4 million, up from $139.2 million in the first half of 2003.  The sales growth included $40.9 million from companies acquired in 2003 and $17.3 million (12.4%) from Veeco’s historical business.

•                  Return to profitability, with net income of $0.9 million, compared with a net loss of $2.8 million in the first half of 2003.

•                  Cash generation of $10.6 million, compared with cash use of $3.9 million in the first half of 2003.

Outlook/Opportunities

In the first half of 2004, Veeco experienced a significant improvement in orders from its “information age” markets: data storage, semiconductor and compound semiconductor/wireless, driven by technology changes and increased capital expenditures across these markets. Overall, worldwide economic conditions appear to have improved.  Consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia Pacific (“APAC”) region, are experiencing growth.  The Company reviews a number of indicators to predict the strength of our markets going forward.  These include plant utilization trends, capacity requirements, and capital spending trends. Veeco’s management currently sees particular strength in its compound semiconductor/wireless business, driven by capacity expansion and MOCVD equipment purchases by HB-LED manufacturers in North America, Europe and APAC.  In fact, MOCVD products represented approximately 36% of Veeco’s June 2004 backlog.  The data storage industry also showed strong growth for Veeco in the first half of 2004.  While Veeco’s long-term outlook for data storage remains quite optimistic, this business continues to experience quarterly fluctuations due to continued capital spending management by our key customers.

Technology changes are continuing in all of Veeco’s markets: the continued ramp of 80 GB hard drives in data storage and investments in next generation drives (120GB); the increased use of Veeco’s automated AFMs for sub 130 nanometer semiconductor applications; the opportunity for Veeco’s Metal Organic Chemical Vapor Deposition (“MOCVD”) and Molecular Beam Epitaxy (“MBE”) to further penetrate the emerging HB-LED and wireless market; and the continued funding of nanoscience research which is one driver of Veeco’s scientific research business.

Veeco expects that its business will continue to improve in 2004 as compared to 2003, both in its historical business as well as its acquired businesses.  Veeco currently expects that its MOCVD and precision bar lapping technologies (acquired in November 2003) will add approximately $100 million in revenue for 2004 compared with only a minimal contribution to Veeco’s 2003 performance due to the fact that these acquisitions were consummated near the end of the 2003 year.  A substantial portion of this revenue growth is coming from the MOCVD business.  The transition of Veeco’s lapping business from a single customer focus to a broader penetration of the data storage industry is occurring more slowly than originally estimated.  There can be no assurance that Veeco’s performance expectations will be realized.

Results of Operations:

Three Months Ended June 30, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended June 30, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in $000’s):

	Three Months ended June 30,				Dollar Incr/(Decr)
	2004		2003		Year to year

Net sales	$102,884	100.0%	$73,449	100.0%	$29,435
Cost of sales	57,541	55.9	40,655	55.4	16,886
Gross profit	45,343	44.1	32,794	44.6	12,549
Operating expenses:
Selling, general and administrative expense	21,849	21.2	17,899	24.4	3,950
Research and development expense	14,578	14.2	11,708	15.9	2,870
Amortization expense	4,575	4.4	3,159	4.3	1,416
Other income, net	(355)	(0.3)	(22)	0.0	(333)
Restructuring expenses	—	—	789	1.0	(789)
Total operating expenses	40,647	39.5	33,533	45.6	7,114
Operating income (loss)	4,696	4.6	(739)	(1.0)	5,435
Interest expense, net	2,239	2.2	1,886	2.6	353
Income (loss) before income taxes	2,457	2.4	(2,625)	(3.6)	5,082
Income tax provision (benefit)	876	0.9	(1,490)	(2.1)	2,366

Net income (loss)	$1,581	1.5%	$(1,135)	(1.5)%	$2,716

	Sales				Orders
	Three Months ended June 30,		Dollar and Percentage Incr/(Decr)		Three Months ended June 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003

Segment Analysis
Process Equipment	$60,621	$34,280	$26,341	76.8%	$82,724	$27,524	$55,200	200.6%	1.36	0.80
Metrology	42,263	39,169	3,094	7.9	42,016	36,477	5,539	15.2	0.99	0.93
Total	$102,884	$73,449	$29,435	40.1%	$124,740	$64,001	$60,739	94.9%	1.21	0.87

Industry Analysis
Data Storage	$35,510	$24,352	$11,158	45.8%	$26,440	$19,397	$7,043	36.3%	0.74	0.80
Compound Semiconductor/wireless	24,585	12,300	12,285	99.9	51,112	9,744	41,368	424.5	2.08	0.79
Semiconductor	15,517	10,780	4,737	43.9	22,258	7,249	15,009	207.0	1.43	0.67
Research and Industrial	27,272	26,017	1,255	4.8	24,930	27,611	(2,681)	(9.7)	0.91	1.06
Total	$102,884	$73,449	$29,435	40.1%	$124,740	$64,001	$60,739	94.9%	1.21	0.87

Regional Analysis
US	$38,247	$27,539	$10,708	38.9%	$57,165	$26,980	$30,185	111.9%	1.49	0.98
Europe	18,673	13,105	5,568	42.5	13,848	10,559	3,289	31.1	0.74	0.81
Japan	15,374	15,867	(493)	(3.1)	19,066	12,466	6,600	52.9	1.24	0.79
Asia Pacific	30,590	16,938	13,652	80.6	34,661	13,996	20,665	147.6	1.13	0.83
Total	$102,884	$73,449	$29,435	40.1%	$124,740	$64,001	$60,739	94.9%	1.21	0.87

Net sales of $102.9 million for the second quarter of 2004 were up 40.1% from the comparable 2003 period.  By segment, process equipment sales were up $26.3 million or 76.8%, while metrology sales increased by $3.1 million or 7.9%.  The improvement in process equipment sales is principally attributable to increases in the data storage and compound semiconductor markets.  While $21.3 million of the $26.3 million increase is attributable to the acquisitions of the TurboDisc business and Aii, Veeco’s historic process equipment business experienced a 14.8% increase in net sales in the second quarter of 2004 when compared to the second quarter of 2003.  The $3.1 million improvement in metrology sales is principally attributable to increased optical metrology sales to the scientific research market and increased automated AFM sales to the semiconductor market.  By region, there continues to be a shift in sales from the U.S. to the Asia Pacific region.  We are also beginning to see our customers shift manufacturing from Japan to the Asia Pacific region.  Overall, all regional sales have increased due to the TurboDisc business and Aii acquisitions, except Japan, which was down 3.1% compared to the second quarter of 2003.  In our Asia Pacific region sales experienced significant growth, accounting for a $13.7 million increase in sales in the second quarter of 2004 due to the acquired companies and the manufacturing base shifts noted above.  The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $124.7 million for the second quarter of 2004 represented an increase of $60.7 million, or 94.9%, over the comparable 2003 period.  By segment, the 200.6% improvement in process equipment orders was driven by a total of $43.1 million in orders for TurboDisc and Aii systems plus a $12.1 million increase in deposition and etch product orders. The 15.2% increase in metrology orders was due to an $8.0 million increase in AFM orders, mostly automated AFM tools sold to the semiconductor business, partially offset by a $2.5 million decrease in optical metrology products across all segments.

The Company’s book/bill ratio for the second quarter of 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.21.  During the quarter ended June 30, 2004, the Company experienced order cancellations of $4.2 million and the rescheduling of order delivery dates by customers.  The Company’s backlog as of June 30, 2004, was approximately $164.2 million.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended June 30, 2004, was 44.1%, compared to 44.6% in the second quarter of 2003. This decrease was partially due to a 12.2% mix shift from the higher margin metrology segment to the lower margin process equipment segment, largely due to the 2003 acquisitions.  Process equipment margins decreased from 39.4% to 36.4%. The New York data storage equipment gross margin was impacted by an unfavorable tool mix including lower margins for certain advance development products.  Metrology gross margins increased from 49.9% to 55.0%. The second quarter 2004 metrology gross margin was consistent with the average 2003 metrology gross margin, but higher than the metrology gross margin for the second quarter of 2003 due to unfavorable product mix during such period.

Selling, general and administrative expenses were $21.8 million, or 21.2% of sales in the second quarter of 2004, compared with $17.9 million, or 24.4% in the second quarter of 2003. Of the $4.0 million increase, $3.0 million was due to the TurboDisc and Aii acquisitions, with the balance attributable to higher selling expenses related to the increase in sales, as well as consulting and audit costs related to the implementation of Section 404 of Sarbanes-Oxley, relocation costs and bonus accruals.

Research and development expense totaled $14.6 million in the second quarter of 2004, an increase of $2.9 million from the second quarter of 2003, also due to spending in the newly acquired TurboDisc and Aii divisions.  As a percentage of sales, research and development decreased in the second quarter of 2004 to 14.2% from 15.9% for the second quarter of 2003.

Other income, net, of $0.4 million for the second quarter of 2004 was due to foreign exchange gains and other items.  Other income, net for the second quarter of 2003 was insignificant.

There were no restructuring expenses for the second quarter of 2004.  The restructuring expense of $0.8 million in the second quarter of 2003 was primarily due to severance costs for layoffs that were related to the actions announced in the fourth quarter of 2002.

Net interest expense in the second quarter of 2004 was $2.2 million compared to $1.9 million in the second quarter of 2003. The change is due to the reduction in interest income resulting from lower cash balances as a result of the cash used for acquisitions completed in the fourth quarter of 2003.

Income taxes for the quarter ended June 30, 2004, amounted to an expense of $0.9 million, or 35.7% of income before income taxes as compared with a benefit of $1.5 million, or 56.8% of loss before income taxes in 2003.  The higher than statutory effective benefit rate in 2003 was a result of the impact of foreign and state tax benefits.

Six Months Ended June 30, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between the six months ended June 30, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in $000’s):

	Six Months ended June 30,				Dollar Incr/(Decr)
	2004		2003		Year to year

Net sales	$197,371	100.0%	$139,228	100.0%	$58,143
Cost of sales	112,191	56.8	75,228	54.0	36,963
Gross profit	85,180	43.2	64,000	46.0	21,180
Operating expenses:
Selling, general and administrative expense	41,960	21.3	34,814	25.0	7,146
Research and development expense	28,623	14.5	23,866	17.1	4,757
Amortization expense	9,471	4.8	6,301	4.5	3,170
Other income, net	(641)	(0.3)	(895)	(0.6)	254
Restructuring expenses	—	—	1,457	1.1	(1,457)
Total operating expenses	79,413	40.3	65,543	47.1	13,870
Operating income (loss)	5,767	2.9	(1,543)	(1.1)	7,310
Interest expense, net	4,438	2.2	3,653	2.6	785
Income (loss) before income taxes	1,329	0.7	(5,196)	(3.7)	6,525
Income taxes provision (benefit)	452	0.3	(2,364)	(1.7)	2,816

Net income (loss)	$877	0.4%	$(2,832)	(2.0)%	$3,709

	Sales				Orders
	Six Months ended June 30,		Dollar and Percentage Incr/(Decr)		Six Months ended June 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003

Segment Analysis
Process Equipment	$113,549	$63,888	$49,661	77.7%	$167,891	$65,838	$102,053	155.0%	1.48	1.03
Metrology	83,822	75,340	8,482	11.3	73,910	70,908	3,002	4.2	0.88	0.94
Total	$197,371	$139,228	$58,143	41.8%	$241,801	$136,746	$105,055	76.8%	1.23	0.98

Industry Analysis
Data Storage	$66,966	$43,405	$23,561	54.3%	$71,388	$49,097	$22,291	45.4%	1.07	1.13
Compound Semiconductor/wireless	45,238	18,496	26,742	144.6	90,093	20,205	69,888	345.9	1.99	1.09
Semiconductor	28,821	22,077	6,744	30.5	32,321	19,051	13,270	69.7	1.12	0.86
Research and Industrial	56,346	55,250	1,096	2.0	47,999	48,393	(394)	(0.8)	0.85	0.88
Total	$197,371	$139,228	$58,143	41.8%	$241,801	$136,746	$105,055	76.8%	1.23	0.98

Regional Analysis
US	$72,705	$52,643	$20,062	38.1%	$101,238	$56,555	$44,683	79.0%	1.39	1.07
Europe	32,194	25,069	7,125	28.4	26,655	19,435	7,220	37.1	0.83	0.78
Japan	34,510	31,387	3,123	9.9	35,590	30,546	5,044	16.5	1.03	0.97
Asia Pacific	57,962	30,129	27,833	92.4	78,318	30,210	48,108	159.2	1.35	1.00
Total	$197,371	$139,228	$58,143	41.8%	$241,801	$136,746	$105,055	76.8%	1.23	0.98

Net sales of $197.4 million for the six months ended June 30, 2004 were up 41.8% from the comparable 2003 period.  By segment, process equipment sales were up $49.7 million or 77.7%, while metrology sales increased by $8.5 million or 11.3%.  The improvement in process equipment sales is principally attributable to increases in the data storage and compound semiconductor markets.  While $40.9 million of the $49.7 million increase is attributable to the acquisitions of the TurboDisc business and Aii, Veeco’s historic process equipment business experienced a 13.6% increase in net sales during the six months ended June 30, 2004 when compared to the corresponding period of 2003.  The $8.5 million improvement in metrology sales is principally attributable to increased optical metrology sales to the scientific research market and increased automated AFM sales to the semiconductor market.  By region, there continues to be a shift in sales from the U.S. to the Asia Pacific region, although all regional sales have increased due to the TurboDisc business and Aii acquisitions, particularly the Asia Pacific region, which experienced a $27.8 million increase in sales in the six months ended June 30, 2004 due to the acquired companies and the manufacturing base shifts noted above.  The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $241.8 million for the six months ended June 30, 2004 represented a $105.1 million, or a 76.8% increase over the comparable 2003 period.  By segment, the 155.0% improvement in process equipment orders was driven by a total of $79.0 million in orders for TurboDisc and Aii systems plus a net $23.0 million increase in deposition and etch product orders. The 4.2% improvement in metrology orders was due to a $7.2 million increase in AFM products, mainly automated AFM orders to the semiconductor market, and was partially offset by a $4.2 million net decrease in optical metrology products, resulting from decreases in orders from data storage and semiconductor customers.

The Company’s book/bill ratio for the six months ended June 30, 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.23.

Gross profit for the six months ended June 30, 2004, was 43.2%, including a $1.5 million reduction in gross profit related to the acquisitions of TurboDisc and Aii.  This charge was the result of purchase accounting adjustments due to the required capitalization of profit in inventory and the permanent elimination of certain deferred revenue.  Excluding the impact of these adjustments, gross profit as a percentage of net sales was 43.9% in the six months ended June 30, 2004, compared to 46.0% in the comparable period of 2003. This decrease was mostly due to an 11.6% product mix shift from the higher margin metrology segment to the lower margin process equipment segment, largely due to the 2003 acquisitions.  Excluding the purchase accounting charges described above, process equipment margins decreased from 39.2% to 36.4%. The New York data storage equipment gross margin was impacted by an unfavorable tool mix including lower margins for certain advance development products. Metrology gross margins increased from 52.1% to 54.0% during the first six months of 2004, as compared to the same period of 2003. The metrology gross margin for the first six months of 2004 was consistent with the average 2003 metrology gross margin, but below the first six months of 2003, due to an unfavorable product mix in the first half of 2003.

Selling, general and administrative expenses were $42.0 million, or 21.3% of sales in the six months ended June 30, 2004, compared with $34.8 million, or 25.0% in the six months ended June 30, 2003. Of the $7.1 million increase, $5.6 million was due to the TurboDisc and Aii acquisitions, with the balance attributable to higher selling expenses related to the increase in sales.

Research and development expense totaled $28.6 million during the first six months of 2004, an increase of $4.8 million from the first six months of 2003.  The increase is primarily attributable to $3.9 million in spending in the newly acquired TurboDisc and Aii divisions.  As a percentage of sales, research and development decreased during the six months ended June 30, 2004 to 14.5% from 17.1% for the corresponding period of 2003.

Other income, net, of $0.6 million for the six months ended June 30, 2004, was principally due to foreign exchange gains and other items, compared to a gain of $0.9 million for the six months ended June 30, 2003, which was principally from the sale of a laboratory tool.

There were no restructuring expenses during the first six months of 2004.  The restructuring expense of $1.5 million in the first six months of 2003 was primarily due to severance costs for layoffs that were related to the actions announced in the fourth quarter of 2002.

Net interest expense in the six months ended June 30, 2004 was $4.4 million compared to $3.7 million in the six months ended June 30, 2003. The change is due to the reduction in interest income resulting from lower cash balances as a result of the acquisitions completed in the fourth quarter of 2003.

Income taxes for the six months ended June 30, 2004, amounted to an expense of $0.5 million, or 34.0% of income before income taxes as compared with a benefit of $2.4 million, or 45.5% of loss before income taxes in 2003.  The higher than statutory effective benefit rate in 2003 was a result of the impact of foreign and state tax benefits.

Liquidity and Capital Resources

The Company had a net increase in cash of $10.6 million in the six months ended June 30, 2004.  Cash provided by operations was $6.5 million for this period, as compared to cash provided by operations of $1.7 million for the comparable 2003 period. Net income adjusted for non-cash items provided operating cash flows of $13.5 million for the six months ended June 30, 2004, compared to $3.3 million for the comparable 2003 period. The amount of net income adjusted for non-cash items for the six months ended June 30, 2004, was partially offset by an increase in net operating assets and liabilities of $7.0 million. Accounts receivable for the six months ended June 30, 2004, increased by $24.0 million, primarily as a result of higher sales volume.  During the six months ended June 30, 2004, inventories increased by approximately $11.2 million, principally related to the build up of raw materials and work-in-process for products to be shipped in the third quarter of 2004.  During the six months ended June 30, 2004, accounts payable increased by $9.1 million, principally as a result of increased purchase of materials to meet shipment demand.  Accrued expenses and other current liabilities increased $18.1 million during the six months ended June 30, 2004. This increase is due to a $10.1 million increase in customer deposits, a $2.9 million increase in accrued salaries and benefits, accrued installation and warranty costs of $1.4 million, accrued commissions of $0.9 million, and other smaller items that amounted to an additional increase of $2.8 million.

Cash provided by investing activities of $1.1 million for the six months ended June 30, 2004, resulted from the sale of a building of $2.6 million and the maturity of long-term investments of $4.4 million partially offset by capital expenditures of $5.9 million.

Cash provided by financing activities of $2.7 million for the six months ended June 30, 2004, resulted from proceeds received from stock issuance of $2.9 million partially offset by $0.2 million in net repayments of long-term debt.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s $100.0 million revolving credit facility (“the Facility”) will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next three years. Amounts available for borrowing under the Facility are subject to certain financial tests.  At June 30, 2004, the amount available for borrowing under the facility was approximately $100.0 million.  The Company believes it will be able to meet its obligation to repay the outstanding $220.0 million subordinated notes that mature on December 21, 2008 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and/or other means. The Company is required to pay interest on the outstanding convertible subordinated notes in June and December of each year until the notes mature.  Based on the full outstanding value of the notes as of June 30, 2004, the semi-annual interest obligation is approximately $4.5 million.  The Company believes it will be able to meet its obligation to pay the interest required through existing cash balances and cash generated from operations.  In connection with the issuance of these notes, the Company purchased U.S government securities, to secure the first six scheduled interest payments due on the notes.  The last of these securities will be used for the interest payment due in December 2004.

The Company is potentially liable for payment of earn-out provisions to the former owners of the businesses acquired in 2003 based on operating targets achieved by those acquired businesses.  The maximum amount of these contingent liabilities is $33 million consisting of $9 million to the former shareholders of Aii, $4 million to Nanodevices, Inc., and $20 million to Emcore, the former owner of TurboDisc.  Earn-out amounts would be paid to Nanodevices, Inc., during each of the first quarters of 2005, 2006, and 2007 if revenue targets are reached during the proceeding year, and/or upon reaching certain rolling 12-month production goals.  Earn-out amounts would be paid during each of the first quarters of 2005, 2006, and 2007 to the former owners of Aii, and during each of the first quarters of 2005 and 2006 to Emcore if revenue targets are met.  Payments to the former shareholders of Aii and to Emcore are based on a set percentage of revenues in excess of certain targets for the preceding fiscal year.  Based on the Company’s current estimates, it expects to pay approximately $1.0 million of the amount potentially payable to Nanodevices, Inc., in 2004 and approximately $1.5 million during the first quarter of 2005.  Additionally, the Company expects to pay a substantial portion of the amount potentially liable to Emcore during the first quarter of 2005.  Aside from the estimates noted herein, the Company does not have an estimate of how much, or when, amounts may be due to the former owners of Aii and Nanodevices for each fiscal year.

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

Revenue Recognition:  Effective January 1, 2000, the Company changed its method for accounting for revenue recognition in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which updates the guidance provided in SAB 101, integrates the related Frequently Asked Questions, and recognizes the role of the FASB’s Emerging Issues Task Force (“EITF”) consensus on Issue 00-21. SAB 104 deletes certain interpretive material no longer necessary, and conforms the remaining interpretative material retained to the pronouncements issued by the EITF on various revenue recognition topics, including EITF 00-21.  It further clarifies that a company should first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then to refer to SAB 104 for revenue recognition for the unit of accounting.  The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment.  The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At June 30, 2004 and December 31, 2003, $4.6 million and $2.1 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

At June 30, 2004, we have deferred tax assets, net of valuation allowances, of $46.1 million. We believe it is more likely than not that we will be able to realize these assets through the reduction of future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 63% of Veeco’s total net sales for both the three and six months ended June 30, 2004, respectively, and 62% for both the three and six months ended June 30, 2003, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 18% and 20% of Veeco’s total net sales for the three and six months ended June 30, 2004, respectively, and 22% and 26% of Veeco’s total net sales for the three and six months ended June 30, 2003, respectively. The aggregate foreign currency exchange gains for the three and six months ended June 30, 2004, were $0.1 million and $0.3 million, respectively, compared to $0.0 million and $0.2 million for the three and six months ended June 30, 2003.  Included in the aggregate foreign currency exchange gains were gains (losses) relating to forward contracts of $0.0 million and $0.2 million for the three and six months ended June 30, 2004, respectively, compared to $(0.4) million and $(0.5) million for the three and six months ended June 30, 2003. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates.  The changes in currency exchange rates that have had the largest impact on translating Veeco’s international operating profit related to exchange rates for the Japanese Yen and the Euro. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company entered into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures.  The average notional amount was $4.4 million and $4.8 million for the three and six months ended June 30, 2004, respectively. As of June 30, 2004, the Company had entered into forward contracts for the month of July for the notional amount of approximately $4.2 million, which approximates the fair market value on June 30, 2004.  The Company entered into a forward contract on April 21, 2004, for the notional amount of $0.5 million which approximates the fair market value on June 30, 2004. This contract will be settled on or about November 1, 2004.  On April 22, 2004 the company entered into an additional forward contract for the notional amount of $0.5 million, which approximates fair value as of June 30, 2004.  This contract will be settled on or about March 1, 2005.

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

Subsequent to that evaluation there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls after such evaluation.

 Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 7, 2004. The matters voted on at the meeting were: (a) the election of three directors: (i) Heinz K. Fridrich, (ii) Roger D. McDaniel and (iii) Irwin H. Pfister; (b) approval of an amendment to the Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan; (c) approval of an amendment and restatement to the Veeco Instruments Inc. 2000 Stock Option Plan; and (d) ratification of the Board’s appointment of Ernst & Young LLP as the independent auditors of the Company’s financial statements for the year ending December 31, 2004.  The terms of each of the following directors continued after the meeting: Edward H. Braun, Richard A. D’Amore, Joel A. Elftmann, Douglas A. Kingsley, Paul R. Low and Walter J. Scherr.  As of the record date for the meeting, there were 29,619,290 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting. The results of the voting were as follows:

Matter	For	Withheld	Broker Non-Votes

(a)(i)	23,762,604	571,967
(a)(ii)	23,762,604	571,967
(a)(iii)	23,174,917	1,159,654

Matter	For	Against	Abstained	Broker Non-Votes

(b)	16,380,204	636,655	459,766
(c)	9,374,222	7,618,626	483,777
(d)	24,252,340	61,736	20,494

Item 6. Exhibits and Reports on Form 8-K.

(a)           Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Amendment No. 2 to the Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan, effective May 7, 2004.	*

10.2	Veeco Instruments Inc. 2000 Stock Incentive Plan (formerly known as the 2000 Stock Option Plan, as amended), effective May 7, 2004.	*

31.1	Certification of Chief Executive Officer pursuant to 13a – 14(a) or Rule 15d – 14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to 13a – 14(a) or Rule 15d – 14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*              Filed herewith

(b)           Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on July 26, 2004 in connection with the issuance of its press release announcing the results for the three and six-month periods ended June 30, 2004.

The Registrant filed a Current Report on Form 8-K on July 29, 2004 in connection with the issuance of its press release announcing the appointment of Peter J. Simone to the Board of Directors on July 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2004

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

Number	Description	Incorporated by Reference to the Following Document:
10.1	Amendment No. 2 to the Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan, effective May 7, 2004.	*

10.2	Veeco Instruments Inc. 2000 Stock Incentive Plan (formerly known as the 2000 Stock Option Plan, as amended), effective May 7, 2004.	*

31.1	Certification of Chief Executive Officer pursuant to 13a – 14(a) or Rule 15d – 14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to 13a – 14(a) or Rule 15d – 14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                                         Filed herewith