Form 10-Q
period 2004-09-30
VEECO INSTRUMENTS INC
filed 2004-11-09
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

29,731,824 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on November 8, 2004.

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

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found.  The address of our website is www.veeco.com.  We provide a link on our website under Investors — Financial Info — SEC Filings, through which investors can access our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. These filings are posted to our Internet site as soon as reasonably practicable after we electronically file such material with the SEC.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003

Net sales	$92,367	$63,144
Cost of sales	53,634	32,845
Gross profit	38,733	30,299
Costs and expenses:
Selling, general and administrative expense	20,177	15,204
Research and development expense	14,462	11,640
Amortization expense	4,336	3,262
Other expense, net	170	146
Restructuring expense, net	—	1,804
Operating loss	(412)	(1,757)
Interest expense, net	1,793	2,050
Loss before income taxes	(2,205)	(3,807)
Income tax benefit	(750)	(1,692)
Net loss	$(1,455)	$(2,115)

Net loss per common share	$(0.05)	$(0.07)
Diluted net loss per common share	$(0.05)	$(0.07)

Weighted average shares outstanding	29,670	29,262
Diluted weighted average shares outstanding	29,670	29,262

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Net sales	$289,738	$202,372
Cost of sales	165,825	108,073
Gross profit	123,913	94,299
Costs and expenses:
Selling, general and administrative expense	62,137	50,017
Research and development expense	43,085	35,507
Amortization expense	13,807	9,563
Other income, net	(471)	(749)
Restructuring expense, net	—	3,261
Operating income (loss)	5,355	(3,300)
Interest expense, net	6,231	5,703
Loss before income taxes	(876)	(9,003)
Income tax benefit	(298)	(4,056)
Net loss	$(578)	$(4,947)

Net loss per common share	$(0.02)	$(0.17)
Diluted net loss per common share	$(0.02)	$(0.17)

Weighted average shares outstanding	29,629	29,245
Diluted weighted average shares outstanding	29,629	29,245

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$110,981	$106,830
Accounts receivable, less allowance for doubtful accounts of $2,480 in 2004 and $2,458 in 2003	81,698	69,890
Inventories	123,885	97,622
Prepaid expenses and other current assets	9,866	15,823
Deferred income taxes	32,680	24,693
Total current assets	359,110	314,858
Property, plant and equipment at cost, less accumulated depreciation of $69,216 in 2004 and $62,504 in 2003	73,586	72,742
Goodwill	79,947	72,989
Purchased technology, less accumulated amortization of $35,726 in 2004 and $25,519 in 2003	75,642	85,849
Other intangible assets, less accumulated amortization of $18,446 in 2004 and $14,846 in 2003	16,717	18,842
Long-term investments	8,043	12,376
Deferred income taxes	15,328	18,136
Other assets, net	2,011	672
Total assets	$630,384	$596,464

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$35,343	$19,603
Accrued expenses	47,074	31,616
Deferred profit	2,638	2,140
Income taxes payable	4,173	3,700
Current portion of long-term debt	348	333
Total current liabilities	89,576	57,392
Long-term debt, net of current portion	229,671	229,935
Other non-current liabilities	2,885	2,808
Shareholders’ equity	308,252	306,329
Total liabilities and shareholders’ equity	$630,384	$596,464

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net loss	$(578)	$(4,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,696	17,169
Deferred income taxes	(5,218)	(6,941)
Other	35	(67)
Changes in operating assets and liabilities:
Accounts receivable	(12,170)	8,001
Inventories	(26,823)	2,619
Accounts payable	15,762	989
Accrued expenses, deferred profit and other current liabilities	10,543	(10,313)
Other, net	(316)	354
Net cash provided by operating activities	4,931	6,864
Investing Activities
Capital expenditures	(9,518)	(6,464)
Net assets of business acquired	(1,000)	(5,980)
Proceeds from sale of assets held for sale	2,615	2,332
Proceeds from sale of property, plant and equipment	26	—
Net maturities of long-term investments	4,333	4,165
Net cash used in investing activities	(3,544)	(5,947)
Financing Activities
Proceeds from stock issuance	3,017	368
Repayment of long-term debt, net	(250)	(237)
Net cash provided by financing activities	2,767	131
Effect of exchange rates on cash and cash equivalents	(3)	(184)
Net change in cash and cash equivalents	4,151	864
Cash and cash equivalents at beginning of period	106,830	214,295
Cash and cash equivalents at end of period	$110,981	$215,159

Non-Cash Items

During the first nine months of 2004, the Company had non-cash items excluded from the Condensed Consolidated Statement of Cash Flows of approximately $7.3 million.  This amount consists of (1) $6.0 million for the accrual of a contingent earnout payment to Emcore, the former owner of TurboDisc, resulting from the achievement of certain revenue targets which is payable in the first quarter of 2005 and has been reflected as additional goodwill; (2) $0.9 million for the transfer of other current assets to property plant and equipment; and (3) $0.4 million for the transfer of inventory to property plant and equipment.

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares of approximately 283,000 and 525,000 for the three and nine months ended September 30, 2004, respectively, and 329,000 and 242,000 for the three and nine months ended September 30, 2003, respectively, were antidilutive, therefore diluted loss per share is not presented for such periods.

The following table sets forth the reconciliation of diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)

Weighted average shares outstanding	29,670	29,262	29,629	29,245
Dilutive effect of stock options and warrants	—	—	—	—
Diluted weighted average shares outstanding	29,670	29,262	29,629	29,245

In addition, the effect of the assumed conversion of subordinated convertible notes into approximately 5.7 million common equivalent shares is antidilutive for the three and nine months ended September 30, 2004 and 2003, respectively, and therefore is not included in the above diluted weighted average shares outstanding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net loss, as reported	$(1,455)	$(2,115)	$(578)	$(4,947)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,234)	(3,822)	(9,162)	(12,451)

Pro forma net loss	$(4,689)	$(5,937)	$(9,740)	$(17,398)

Loss per common share:
Net loss per common share, as reported	$(0.05)	$(0.07)	$(0.02)	$(0.17)
Net loss per common share, pro forma	$(0.16)	$(0.20)	$(0.33)	$(0.59)
Diluted net loss per common share, as reported	$(0.05)	$(0.07)	$(0.02)	$(0.17)
Diluted net loss per common share, pro forma	$(0.16)	$(0.20)	$(0.33)	$(0.59)

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Note 2—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	September 30, 2004	December 31, 2003

Raw materials	$59,849	$49,734
Work-in-progress	44,471	31,887
Finished goods	19,565	16,001
	$123,885	$97,622

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

Balance as of January 1, 2004	$3,904
Warranties issued during the period	4,015
Settlements made during the period	(2,715)
Balance as of September 30, 2004	$5,204

Note 3—Segment Information

During the quarter ended September 30, 2004, the Company changed the structure of its internal organization in a manner which caused the composition of its reportable segments to change.  The Company currently manages, reviews operating results, and assesses performance, as well as allocates resources, based upon this reporting structure.  The change implemented by the Company was to split out the former process equipment segment into two separate reportable segments.  The first segment, called “ion beam and mechanical process equipment”, combines the etch, deposition, and dicing and slicing products sold mostly to data storage customers.  This segment includes the production facilities in Plainview, New York, Ft. Collins, Colorado, and Camarillo, California.  The second segment, called “epitaxial process equipment”, includes the Molecular Beam Epitaxy (“MBE”) and Metal Organic Chemical Vapor Deposition (“MOCVD”) products primarily sold to high brightness light emitting diodes (“HB-LED”) and wireless telecommunications customers.  This segment includes the production facilities in St. Paul, Minnesota, and Somerset, New Jersey.  The metrology segment, which includes the production facilities in Santa Barbara, California, and Tucson, Arizona, remains unchanged.  As such, the Company has restated the segment information for prior periods as if the composition of its reportable segments described above had existed in such prior periods.

The following table represents the reportable product segments of the Company (in thousands):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate Amount	Restructuring Charges	Total
Three Months Ended September 30, 2004
Net sales	$30,297	$28,407	$33,663	$—	$—	$92,367
(Loss) income from operations before interest, taxes and amortization	(235)	3,882	1,933	(1,656)	—	3,924
Three Months Ended September 30, 2003
Net sales	17,612	7,279	38,253	—	—	63,144
(Loss) income from operations before interest, taxes and amortization	(1,173)	600	5,572	(1,690)	(1,804)	1,505
Nine Months Ended September 30, 2004
Net sales	103,549	68,704	117,485	—	—	289,738
Income (loss) from operations before interest, taxes and amortization	2,857	7,831	14,386	(5,912)	—	19,162
Total assets	180,549	142,863	135,830	171,142	—	630,384
Nine Months Ended September 30, 2003
Net sales	64,660	24,119	113,593	—	—	202,372
(Loss) income from operations before interest, taxes and amortization	(334)	1,926	14,534	(6,602)	(3,261)	6,263
Total assets	$99,506	$60,053	$139,291	$296,132	$—	$594,982

Corporate total assets are principally comprised of cash and deferred tax assets.

The following table outlines the components of goodwill by business segment at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003

Ion Beam and Mechanical Process Equipment	$21,676	$21,676
Epitaxial Process Equipment	31,902	25,944
Metrology	26,369	25,369

Total	$79,947	$72,989

Note 4 — Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss, adjusted for foreign currency translation adjustments, the change in the fair value of forward currency contracts, and the change in the minimum pension liability, and had no other sources affecting comprehensive loss.  The Company had total comprehensive loss of $(1.6) million and $(1.1) million for the three and nine months ended September 30, 2004, respectively, and $(0.2) million and $(2.3) million for the three and nine months ended September 30, 2003, respectively.

Note 5—Restructuring

In response to the significant decline in the business environment and market conditions in 2001 and 2002, the Company restructured its business and operations. The actions giving rise to the restructuring charges taken in 2003 described below were implemented in order for Veeco to remain competitive and such actions have benefited Veeco by reducing future operating costs.

2003 Restructuring Charges

During the year ended December 31, 2003, the Company incurred a restructuring charge of approximately $4.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the decline in the markets in which the Company operates.  This charge included severance related costs for approximately 180 employees, which included management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado, and Plainview and Rochester, New York ion beam and mechanical process equipment operations, the San Diego, Sunnyvale and Santa Barbara, California and Tucson, Arizona metrology facilities, the sales and service offices located in Munich, Germany and Singapore, and the corporate office in Woodbury, New York.  The charge also included costs of vacating facilities in Sunnyvale, California, Munich, Germany, and relocating the office in Japan.  During the nine months ended September 30, 2004, approximately $1.3 million has been paid and approximately $0.5 million remains accrued.  The remainder is expected to be paid by the third quarter of 2005.

A reconciliation of the liability for the restructuring charge recorded during 2003 for severance and relocation costs is as follows (in millions):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate	Total

Charged to accrual	$2.3	$—	$2.1	$0.4	$4.8
Add-back from 2002 accrual	0.3	—	—	—	0.3
Total 2003 accrual	2.6	—	2.1	0.4	5.1
Cash payments during 2003	1.6	—	1.6	0.1	3.3
Cash payments during the nine months ended September 30, 2004	0.6	—	0.5	0.2	1.3
Balance as of September 30, 2004	$0.4	$—	$0.0	$0.1	$0.5

Note 6–Subsequent Events

On October 5, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Manufacturing Technology Inc., (“MTI”) for $9.5 million in cash.  The MTI business includes the assets necessary for engineering, design and manufacturing of slicing and dicing systems ranging from R&D to high-volume production systems, and MTI’s intellectual property.  Additionally, the Company entered into a lease with the former owner of MTI, to lease MTI’s 125,000 square foot manufacturing facility in Ventura, California.  The lease period is for an initial term of 5 years with an option to renew for an additional five years.  At the time of the acquisition, approximately 70 MTI employees became employees of Veeco.  The acquisition will be accounted for under the purchase method of accounting.  The purchase price allocation for this transaction has not yet been completed.  Further information regarding this transaction will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor, HB-LED and wireless telecommunications industries. Veeco’s products also enable advancements in the growing field of nanoscience and other areas of scientific and industrial research. Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (“TFMHs”) for the data storage industry and HB-LED and wireless telecommunications industries. Our metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions are also key research instruments used by many universities, scientific laboratories and industrial applications.

During the past several years, we have strengthened our product lines through strategic acquisitions.  In our metrology business, in June 2003, we purchased the atomic force microscope probe business from NanoDevices Inc. (“NanoDevices”) for approximately $6.0 million, including transaction costs, plus a potential future earn-out payment of up to $4.0 million based on the achievement of certain operating measures.  In our epitaxial process equipment business, in November 2003, we purchased the TurboDisc business from Emcore Corporation (“Emcore”) for approximately $63.7 million, including transaction costs, plus a potential future earn-out payment of up to $20.0 million based on the achievement of certain operating measures. Also in November 2003, in our ion beam and mechanical process equipment business, we acquired the precision bar lapping company, Advanced Imaging, Inc. (“Aii”), for approximately $61.4 million, including transaction costs, plus a potential future earn-out payment of up to $9.0 million based on the achievement of certain operating measures.  Most recently, in our ion beam and mechanical process equipment business, Veeco expanded its TFMH “slider” technologies to include slicing and dicing processes which are critical to controlling thin film head fly height, through the purchase of MTI for $9.5 million.  While we believe these acquisitions will be accretive to both sales and profits going forward, gross margin percentages have been historically lower in these product lines than in the metrology business.  Therefore, Veeco’s gross margin percentage may be adversely affected in the future by the lower concentration of metrology sales.

We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey, and New York, with sales and service locations around the world.

Highlights of the Third Quarter of 2004:

•                  Orders of $79.5 million, up from $64.0 million in the third quarter of 2003.  The order growth included $12.3 million from companies acquired in 2003 and $3.2 million from Veeco’s historical business.

•                  Sales of $92.4 million, up from $63.1 million in the third quarter of 2003.  The sales growth included $24.3 million from companies acquired in 2003 and $5.0 million from Veeco’s historical business.

•                  Net loss of $1.5 million, compared with a net loss of $2.1 million in the third quarter of 2003.

•                  Cash use of $6.4 million, compared with cash generation of $4.8 million in the third quarter of 2003.

Highlights of the First Nine Months of 2004:

•                  Orders of $321.3 million, up from $200.8 million in the first nine months of 2003.  The order growth included $91.3 million from companies acquired in 2003 and $29.2 million from Veeco’s historical business.

•                  Sales of $289.7 million, up from $202.4 million in the first nine months of 2003.  The sales growth included $65.2 million from companies acquired in 2003 and $22.1 million from Veeco’s historical business.

•                  Net loss of $0.6 million, compared with a net loss of $4.9 million in the first nine months of 2003.

•                  Cash generation of $4.2 million, compared with cash generation of $0.9 million in the nine months of 2003.

Current Business Conditions/Outlook

In the third quarter of 2004, Veeco was adversely impacted by weak industry-wide capital equipment spending conditions, particularly in the HB-LED/wireless and data storage industries.  As with many suppliers in the capital equipment industry, Veeco typically books approximately 60% of its orders in the last several weeks of the quarter.  However, in the third quarter, many of these late quarter orders did not occur.  Veeco’s third quarter orders declined 36.3% sequentially from the second quarter of 2004 with orders down in all markets with the exception of scientific research.   Veeco’s orders for MOCVD equipment declined 71.4% sequentially as a result of spending freezes initiated by many Asian customers at the end of the quarter.  Veeco’s orders from data storage and semiconductor customers declined approximately 28.7% sequentially as customers in those industries carefully managed their capital spending.  Veeco’s third quarter revenues were down 10.2% sequentially from the second quarter due to customer postponement and shipment delays in data storage, semiconductor, and HB-LED/wireless.  The decline in business conditions experienced by Veeco is similar to what other companies serving the semiconductor, data storage and HB-LED/wireless markets are reporting.

While Veeco currently expects revenues and orders to recover in the fourth quarter from these low third quarter levels, the Company intends to reduce spending by approximately 10% in order to improve profitability in 2005 in the event that the business environment remains challenging.  Veeco expects to take a charge of between $4.5 and $5.5 million in the fourth quarter related to the future spending reductions, restructuring and product rationalization costs, and an in-process R&D write-off relating to the acquisition of MTI.

Technology changes are continuing in all of Veeco’s markets: the continued ramp of 80 GB hard drives in data storage and investments in next generation drives (120GB); the increased use of Veeco’s automated AFMs for sub 130 nanometer semiconductor applications; the opportunity for Veeco’s MOCVD and MBE systems to further penetrate the emerging HB-LED and wireless markets; and the continued funding of nanoscience research, which is one driver of Veeco’s scientific research business.  While Veeco currently expects our customers’ current capital spending reluctance to continue for several quarters, the Company believes this reluctance will ultimately be outweighed by customers’ need to fund their 2005 new product technology roadmaps and to invest in the expected high-growth of next generation consumer electronics.  Veeco remains well positioned to provide leadership technologies for growth applications in semiconductor, data storage, HB-LED/wireless and scientific research.

2004 Recap Year-to-Date

In the first nine months of 2004, as compared to the first nine months of 2003, Veeco experienced a significant improvement in orders from its “information age” markets: data storage, semiconductor and HB-LED/wireless, driven by technology changes and increased capital expenditures across these markets. Overall, worldwide economic conditions appear to have improved.  Consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia Pacific (“APAC”) region, are experiencing growth. In the first six months of 2004, Veeco saw strength in its epitaxial process equipment business, driven by capacity expansion and MOCVD equipment purchases by HB-LED manufacturers in North America, Europe and APAC.  MOCVD products represented approximately 31.3% of Veeco’s September 2004 backlog.  The data storage industry also showed strong growth for Veeco in the first six months of 2004 as compared to 2003.  However, new orders overall declined 36.3% sequentially in the third quarter of 2004 indicating a weakening of the markets served by the Company.  The Company reviews a number of indicators to predict the strength of our markets going forward.  These include plant utilization trends, capacity requirements, and capital spending trends. While Veeco’s long-term outlook for data storage remains optimistic, this business continues to experience quarterly fluctuations due to continued capital spending management by our key customers.

Veeco expects that its business will improve in 2004 as compared to 2003, both in its historical businesses as well as its acquired businesses.  Veeco currently expects that its MOCVD and precision bar lapping and slicing technologies (acquired in November 2003 and October 2004) will add approximately  $90 to $95 million in revenue for 2004 compared with only a minimal contribution to Veeco’s 2003 performance due to the fact that none of these acquisitions were consummated prior to the fourth quarter of 2003.  A substantial portion of this revenue growth is coming from the MOCVD business.  In contrast to the growth experienced in the MOCVD business, the transition of Veeco’s lapping business from a single customer focus to a broader penetration of the data storage industry is occurring more slowly than originally estimated.  The Company’s recent purchase of MTI further positions Veeco as a key “back-end” supplier to the data storage industry and Veeco expects that the combination of MTI and Aii will enable Veeco to achieve growth in its “Slider Operations”.  There can be no assurance that Veeco’s performance expectations will be realized.

Results of Operations:

Three Months Ended September 30, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended September 30, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in thousands):

	Three Months ended September 30,				Dollar Incr/(Decr)
	2004		2003		Year to Year

Net sales	$92,367	100.0%	$63,144	100.0%	$29,223
Cost of sales	53,634	58.1	32,845	52.0	20,789
Gross profit	38,733	41.9	30,299	48.0	8,434
Operating expenses:
Selling, general and administrative expense	20,177	21.8	15,204	24.1	4,973
Research and development expense	14,462	15.7	11,640	18.4	2,822
Amortization expense	4,336	4.7	3,262	5.2	1,074
Other expense, net	170	0.2	146	0.2	24
Restructuring expenses	—	—	1,804	2.9	(1,804)
Total operating expenses	39,145	42.4	32,056	50.8	7,089
Operating loss	(412)	(0.5)	(1,757)	(2.8)	1,345
Interest expense, net	1,793	1.9	2,050	3.2	(257)
Loss before income taxes	(2,205)	(2.4)	(3,807)	(6.0)	1,602
Income tax benefit	(750)	(0.8)	(1,692)	(2.7)	942

Net loss	$(1,455)	(1.6)%	$(2,115)	(3.3)%	$660

	Sales				Orders
	Three Months ended September 30,		Dollar and Percentage Incr/(Decr)		Three Months ended September 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003

Segment Analysis
Ion Beam and Mechanical Process Equipment	$30,297	$17,612	$12,685	72.0%	$18,728	$24,985	$(6,257)	(25.0)%	0.62	1.42
Epitaxial Process Equipment	28,407	7,279	21,128	290.3	15,545	2,200	13,345	606.6	0.55	0.30
Metrology	33,663	38,253	(4,590)	(12.0)	45,224	36,857	8,367	22.7	1.34	0.96
Total	$92,367	$63,144	$29,233	46.3%	$79,497	$64,042	$15,455	24.1%	0.86	1.01

Industry Analysis
Data Storage	$27,055	$19,341	$7,714	39.9%	$18,832	$21,247	$(2,415)	(11.4)%	0.70	1.10
HB-LED/wireless	29,424	7,673	21,751	283.5	14,652	6,914	7,738	111.9	0.50	0.90
Semiconductor	10,366	8,708	1,658	19.0	15,866	9,411	6,455	68.6	1.53	1.08
Research and Industrial	25,522	27,422	(1,900)	(6.9)	30,147	26,470	3,677	13.9	1.18	0.97
Total	$92,367	$63,144	$29,233	46.3%	$79,497	$64,042	$15,455	24.1%	0.86	1.01

Regional Analysis
US	$30,809	$24,242	$6,567	27.1%	$31,825	$25,468	$6,357	25.0%	1.03	1.05
Europe	17,029	9,436	7,593	80.5	17,343	11,510	5,833	50.7	1.02	1.22
Japan	14,328	13,192	1,136	8.6	12,959	10,679	2,280	21.4	0.90	0.81
Asia Pacific	30,201	16,274	13,927	85.6	17,370	16,385	985	6.0	0.58	1.01
Total	$92,367	$63,144	$29,233	46.3%	$79,497	$64,042	$15,455	24.1%	0.86	1.01

During the quarter ended September 30, 2004, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  The Company currently manages, reviews operating results, and assesses performance, as well as allocates resources, based upon this reporting structure.  The change implemented by the Company was to split out the former process equipment segment into two separate reporting segments.  The new ion beam and mechanical process equipment segment combines the etch, deposition, and dicing and slicing products sold mostly to data storage customers.  The new epitaxial process equipment segment includes the MBE and MOCVD products sold to HB-LED and wireless customers.  The metrology segment remains unchanged.  Accordingly, the Company has restated the segment information for the prior periods.

Net sales of $92.4 million for the third quarter of 2004 were up 46.3% from the comparable 2003 period.  By segment, ion beam and mechanical process equipment sales were up $12.7 million, or 72.0%, while epitaxial process equipment sales were up $21.1 million, or 290.3%, and metrology sales decreased by $4.6 million, or 12.0%, each as compared to the third quarter of 2003.  The improvement in ion beam and mechanical process equipment sales is principally attributable to a $12.3 million increase in the data storage market and a $0.4 million net increase in other market segments.  The increase in the data storage market included $9.3 million in deposition and etch equipment sales and $3.0 million from the Aii business.  The improvement in epitaxial process equipment is primarily due to $21.3 million in sales from the TurboDisc business, partially offset by a $0.2 million net decrease in other businesses.  The decrease in metrology sales is principally attributable to a $4.7 million decrease in optical metrology, particularly sales to data storage customers in the APAC region.  By region, there continues to be a shift in sales from the U.S. to the APAC region.  We are also beginning to see our customers shift manufacturing from Japan to the APAC region.  APAC region sales increased by $13.9 million in the third quarter of 2004 as compared to the third quarter of 2003.  This significant growth in sales was attributable to sales from the acquired companies and the manufacturing base shift noted above.  The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $79.5 million for the third quarter of 2004 represented an increase of  $15.5 million, or 24.1%, over the comparable 2003 period. By segment, ion beam and mechanical process equipment orders declined by 25.0%, as a result of reductions in deposition and etch equipment orders.  The $13.3 million increase in epitaxial process equipment orders was principally due to $12.1 million in orders for TurboDisc, plus an increase of $1.2 million in MBE orders.  The 22.7% increase in metrology orders was due to a $6.7 million increase in AFM orders, consisting mostly of automated AFM products sold to customers in the semiconductor business, and a $1.7 million increase in optical metrology products primarily to research and industrial customers.  Orders for the third quarter of 2004 were down 36.3% sequentially from the $124.7 million reported in the second quarter of 2004.  Compared to the second quarter, orders to HB-LED/wireless customers decreased 71.4%, due to a $30.3 million decrease in TurboDisc orders. This decrease in business resulted from spending freezes initiated by many Asian customers at the end of the quarter, as they paused to absorb the significant amount of Veeco equipment purchased in the first half of 2004.  Data storage and semiconductor orders declined approximately 28.7% from the second quarter, while scientific research orders increased approximately 20.9% from the same period.

The Company’s book/bill ratio for the third quarter of 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.86.  During the quarter ended September 30, 2004, the Company experienced order cancellations of  $7.5 million and the rescheduling of order delivery dates by customers.  The Company’s backlog as of September 30, 2004, was approximately $144.1 million.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended September 30, 2004, was 41.9%, compared to 48.0% in the third quarter of 2003. This decrease was partially due to a product mix shift from the higher margin metrology segment to the lower margin ion beam and mechanical process equipment and epitaxial process equipment segments, largely due to the 2003 acquisitions in these segments.  The metrology percentage of total sales declined from 60.6% in 2003 to 36.4% in 2004.  Ion beam and mechanical process equipment gross margins decreased from 38.8% to 34.8%, primarily due to an unfavorable product mix. Epitaxial process equipment gross margins declined from 41.4% to 40.5% due to a 7.4% drop in MBE gross margins, as more low margin research tools were sold in 2004 than 2003.  Metrology gross margins decreased from 54.0% to 49.5%, due to a 4.7% reduction in AFM margins resulting from unfavorable mix, caused by a lower concentration of higher margin research AFM instruments, and lower volumes in Optical Metrology.

Selling, general and administrative expenses were $20.2 million, or 21.8% of sales in the third quarter of 2004, compared with  $15.2 million, or 24.1% in the third quarter of 2003. Of the $5.0 million increase, $3.4 million was due to expenses of the TurboDisc and Aii businesses, with the balance attributable to higher selling expenses related to the increase in sales, higher personnel costs including incentive bonus accruals, and consulting and audit costs related to the implementation of Section 404 of Sarbanes-Oxley.

Research and development expense totaled $14.5 million in the third quarter of 2004, an increase of $2.8 million from the third quarter of 2003, of which $2.4 million was due to spending in the acquired TurboDisc and Aii businesses.  As a percentage of sales, research and development decreased in the third quarter of 2004 to 15.7% from 18.4% for the third quarter of 2003.

There were no restructuring expenses for the third quarter of 2004.  The restructuring expense of $1.8 million in the third quarter of 2003 was primarily due to severance costs for layoffs that were related to the actions announced in the fourth quarter of 2002.

Net interest expense in the third quarter of 2004 was $1.8 million compared to $2.1 million in the third quarter of 2003. The change is due to $0.4 million of interest income on a federal income tax refund received in the third quarter of 2004.

Income taxes for the quarter ended September 30, 2004, amounted to a benefit of $0.8 million, or 34.0% of loss before income taxes as compared with a benefit of $1.7 million, or 44.4% of loss before income taxes in 2003.  The higher than statutory effective benefit rate in 2003 was a result of the impact of foreign and state tax benefits.

Nine Months Ended September 30, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between the nine months ended September 30, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in thousands):

	Nine Months ended September 30,				Dollar Incr/(Decr)
	2004		2003		Year to Year

Net sales	$289,738	100.0%	$202,372	100.0%	$87,366
Cost of sales	165,825	57.2	108,073	53.4	57,752
Gross profit	123,913	42.8	94,299	46.6	29,614
Operating expenses:
Selling, general and administrative expense	62,137	21.4	50,017	24.7	12,120
Research and development expense	43,085	14.9	35,507	17.5	7,578
Amortization expense	13,807	4.8	9,563	4.7	4,244
Other income, net	(471)	(0.2)	(749)	(0.3)	278
Restructuring expenses	—	—	3,261	1.6	(3,261)
Total operating expenses	118,558	40.9	97,599	48.2	20,959
Operating income (loss)	5,355	1.9	(3,300)	(1.6)	8,655
Interest expense, net	6,231	2.2	5,703	2.8	528
Loss before income taxes	(876)	(0.3)	(9,003)	(4.4)	8,127
Income taxes benefit	(298)	(0.1)	(4,056)	(2.0)	3,758

Net loss	$(578)	(0.2)%	$(4,947)	(2.4)%	$4,369

	Sales				Orders
	Nine Months ended September 30,		Dollar and Percentage Incr/(Decr)		Nine Months ended September 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003

Segment Analysis
Ion Beam and Mechanical Process Equipment	$103,549	$64,660	$38,889	60.1%	$92,934	$78,135	$14,799	18.9%	0.90	1.21
Epitaxial Process Equipment	68,704	24,119	44,585	184.9	109,231	14,887	94,344	633.7	1.59	0.62
Metrology	117,485	113,593	3,892	3.4	119,133	107,766	11,367	10.5	1.01	0.95
Total	$289,738	$202,372	$87,366	43.2%	$321,298	$200,788	$120,510	60.0%	1.11	0.99

Industry Analysis
Data Storage	$94,020	$62,746	$31,274	49.8%	$90,221	$70,344	$19,877	28.3%	0.96	1.12
HB-LED/wireless	74,663	26,169	48,494	185.3	104,745	27,119	77,626	286.2	1.40	1.04
Semiconductor	39,187	30,785	8,402	27.3	48,187	28,462	19,725	69.3	1.23	0.92
Research and Industrial	81,868	82,672	(804)	(1.0)	78,145	74,863	3,282	4.4	0.95	0.91
Total	$289,738	$202,372	$87,366	43.2%	$321,298	$200,788	$120,510	60.0%	1.11	0.99

Regional Analysis
US	$103,514	$76,885	$26,629	34.6%	$133,063	$82,023	$51,040	62.2%	1.29	1.07
Europe	49,223	34,505	14,718	42.7	43,998	30,945	13,053	42.2	0.89	0.90
Japan	48,839	44,579	4,260	9.6	48,550	41,225	7,325	17.8	0.99	0.92
Asia Pacific	88,162	46,403	41,759	90.0	95,687	46,595	49,092	105.4	1.09	1.00
Total	$289,738	$202,372	$87,366	43.2%	$321,298	$200,788	$120,510	60.0%	1.11	0.99

During the quarter ended September 30, 2004, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  The Company currently manages, reviews operating results, and assesses performance, as well as allocates resources, based upon this reporting structure.  The change implemented by the Company was to split out the former process equipment segment into two separate reporting segments.  The new ion beam and mechanical process equipment segment combines the etch, deposition, and dicing and slicing products sold mostly to data storage customers.  The new epitaxial process equipment segment includes the MBE and MOCVD products sold to HB-LED and wireless customers.  The metrology segment remains unchanged.  Accordingly, the Company has restated the segment information for the prior periods.

Net sales of $289.7 million for the nine months ended September 30, 2004 were up 43.2% from the comparable 2003 period.  By segment, ion beam and mechanical process equipment sales were up $38.9 million, or 60.1%, due to increases of $25.6 million in etch and deposition equipment, mostly to the data storage market, and $13.3 million of Aii products, also to data storage customers, each as compared to the first nine months of 2003.  Epitaxial process equipment sales were up $44.6 million, or 184.9%, due to $51.9 million of TurboDisc sales, mostly to customers in the HB-LED industry, partially offset by a $7.3 million reduction in MBE sales.  Metrology sales increased by $3.9 million, or 3.4%.  By region, there continues to be a shift in sales from the U.S. to the Asia Pacific region, which experienced a $41.8 million increase in sales in the nine months ended September 30, 2004, compared to the 2003 period, due to the acquired companies and the manufacturing base shifts noted above.  The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $321.3 million for the nine months ended September 30, 2004 represented a $120.5 million, or 60.0%, increase over the comparable 2003 period.  By segment, the 18.9% improvement in ion beam and mechanical process equipment orders was driven by $5.1 million in orders for Aii systems plus a $9.7 million increase in deposition and etch product orders. The 633.7% increase in epitaxial process equipment orders was principally due to orders for TurboDisc products, which amounted to approximately $86.2 million. The 10.5% improvement in metrology orders was due to a $14.7 million increase in automated AFM orders, mainly to the semiconductor market.

The Company’s book/bill ratio for the nine months ended September 30, 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.11.

Gross profit for the nine months ended September 30, 2004, was 42.8%, including a $1.5 million reduction in gross profit related to the acquisitions of TurboDisc and Aii.  This charge was the result of purchase accounting adjustments due to the required capitalization of profit in inventory and the elimination of certain deferred revenue.   Excluding the impact of these adjustments, gross profit as a percentage of net sales was 43.3% in the nine months ended September 30, 2004, compared to 46.6% in the comparable period of 2003. This decrease was mostly due to a product mix shift from the higher margin metrology segment to the lower margin ion beam and mechanical process equipment and epitaxial process equipment segments, largely due to the 2003 acquisitions.  The metrology percentage of total sales declined from 56.1% in 2003 to 40.5% in 2004.  The ion beam and mechanical process equipment margins decreased from 40.1% to 35.0%. This reduction was principally due to an unfavorable product mix including lower margins for certain advance development products.  Epitaxial process equipment margins improved from 37.0% to 39.5%, due to the favorable mix of TurboDisc MOCVD sales which are higher in margin than MBE products. The metrology gross margin for the first nine months of 2004 was consistent with 2003 at 52.7%.

Selling, general and administrative expenses were $62.1 million, or 21.4% of sales, in the nine months ended September 30, 2004, compared with  $50.0 million, or 24.7% of sales, in the nine months ended September 30, 2003. Of the $12.1 million increase, $9.0 million was due to expenses of the TurboDisc and Aii businesses, with the balance attributable to higher selling expenses related to the increase in sales, as well as consulting and audit costs related to the implementation of Section 404 of Sarbanes-Oxley.

Research and development expense totaled $43.1 million during the first nine months of 2004, an increase of $7.6 million from the first nine months of 2003.  The increase is primarily attributable to $6.4 million in spending in the TurboDisc and Aii businesses.  As a percentage of sales, research and development decreased during the nine months ended September 30, 2004 to 14.9% from 17.5% for the corresponding period of 2003.

There were no restructuring expenses during the first nine months of 2004.  The restructuring expense of $3.3 million in the first nine months of 2003 was primarily due to severance costs for layoffs that were related to the actions announced in the fourth quarter of 2002.

Net interest expense in the nine months ended September 30, 2004 was $6.2 million compared to $5.7 million in the nine months ended September 30, 2003. The change is due to the reduction in interest income resulting from lower cash balances as a result of the acquisitions completed in the fourth quarter of 2003, partially offset by $0.4 million in interest income on a federal income tax refund received in the third quarter of 2004.

Income taxes for the nine months ended September 30, 2004, amounted to a benefit of $0.3 million, or 34.0% of loss before income taxes, as compared with a benefit of $4.1 million, or 45.1% of loss before income taxes, in 2003.  The higher than statutory effective benefit rate in 2003 was a result of the impact of foreign and state tax benefits.

Liquidity and Capital Resources

The Company had a net increase in cash of $4.2 million in the nine months ended September 30, 2004.  Cash provided by operations was $4.9 million for this period, as compared to cash provided by operations of $6.9 million for the comparable 2003 period. Net loss adjusted for non-cash items provided operating cash flows of $17.9 million for the nine months ended September 30, 2004, compared to $5.2 million for the comparable 2003 period. The amount of net loss adjusted for non-cash items for the nine months ended September 30, 2004 was partially offset by an increase in net operating assets and liabilities of $13.0 million. Accounts receivable for the nine months ended September 30, 2004 increased by $12.1 million, primarily as a result of higher sales volume.  During the nine months ended September 30, 2004, inventories increased by approximately $26.8 million, principally related to shipment delays in the process equipment segments and the build up of raw materials and work-in-process for products to be shipped in the fourth quarter of 2004 and first quarter of 2005.  During the nine months ended September 30, 2004, accounts payable increased by $15.8 million, principally as a result of increased inventory levels.  Accrued expenses and other current liabilities increased $10.5 million during the nine months ended September 30, 2004. This increase is due to a $3.8 million increase in customer deposits, a $3.8 million increase in accrued personnel costs including salaries, benefits, bonus and commissions, accrued interest costs of $2.3 million, and accrued installation and warranty costs of $1.5 million, partially offset by items that amounted to an net reduction of $0.9 million.

Cash used by investing activities of $3.5 million for the nine months ended September 30, 2004 resulted from capital expenditures of $9.5 million and $1.0 million for the payment to Nanodevices for the earn-out provision related to production targets achieved by the acquired business partially offset by cash received from the sale of a building and other assets of $2.7 million and the utilization of long-term investments of $4.3 million.

Cash provided by financing activities of $2.8 million for the nine months ended September 30, 2004 resulted from proceeds received from stock issuance of $3.0 million partially offset by  $0.2 million in net repayments of long-term debt.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s $100.0 million revolving credit facility (“the Facility”) will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations over the next three years. Amounts available for borrowing under the Facility are subject to certain financial tests.  At September 30, 2004, the amount available for borrowing under the facility was approximately $100.0 million.  The Facility expires on March 31, 2005.  The Company is currently in negotiations with the banks who are parties to the Facility and expects to be able to secure a similar facility prior to the expiration of the current Facility.  The Company believes it will be able to meet its obligation to repay the outstanding $220.0 million convertible subordinated notes that mature on December 21, 2008 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and/or other means. The Company is required to pay interest on the outstanding convertible subordinated notes in June and December of each year until the notes mature.  Based on the full outstanding value of the notes as of September 30, 2004, the semi-annual interest obligation is approximately $4.5 million.  The Company believes it will be able to meet its obligation to pay the interest required through existing cash balances and cash generated from operations.  In connection with the issuance of these notes, the Company purchased U.S government securities to secure the first six scheduled interest payments due on the notes.  The last of these securities will be used for the interest payment due in December 2004.

The Company is potentially liable for payment of earn-out provisions to the former owners of the businesses acquired in 2003 based on operating targets achieved by those acquired businesses.  The maximum amount of these contingent liabilities is $32.0 million consisting of $9.0 million to the former shareholders of Aii, $3.0 million to the former shareholders of Nanodevices, Inc., and $20.0 million to Emcore, the former owner of TurboDisc.  Earn-out amounts would be paid to Nanodevices, Inc., during each of the first quarters of 2005, 2006, and 2007, if revenue targets are reached during the proceeding year.  Earn-out amounts would be paid during each of the first quarters of 2005, 2006, and 2007 to the former owners of Aii, and during each of the first quarters of 2005 and 2006 to Emcore, if revenue targets are met.  Payments to the former shareholders of Aii and to Emcore are based on a set percentage of revenues in excess of certain targets for the preceding fiscal year.  The Company paid $1.0 million of the amount potentially payable to Nanodevices, Inc., during the third quarter of 2004 and, based on the Company’s current projections, expects to pay Nanodevices approximately $1.5 million during the first quarter of 2005.  Additionally, the Company expects to pay a substantial portion ($15.0 million to $18.0 million) of the amount potentially payable to Emcore during the first quarter of 2005, based upon revenue achieved through September 30, 2004 and projections for the fourth quarter of 2004.  Except as noted herein, the Company does not have an estimate of how much, or when, amounts may be due to the former owners of Aii, Nanodevices or Emcore for each fiscal year.

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

Revenue Recognition:  Effective January 1, 2000, the Company changed its method for accounting for revenue recognition in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which updates the guidance provided in SAB 101, integrates the related Frequently Asked Questions, and recognizes the role of the FASB’s Emerging Issues Task Force (“EITF”) consensus on Issue 00-21. SAB 104 deletes certain interpretive material no longer necessary, and conforms the remaining interpretative material retained to the pronouncements issued by the EITF on various revenue recognition topics, including EITF 00-21.  It further clarifies that a company should first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then to refer to SAB 104 for revenue recognition for the unit of accounting.  The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment.  The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At September 30, 2004 and December 31, 2003, $2.6 million and $2.1 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

At September 30, 2004, we have deferred tax assets, net of valuation allowances, of $48.0 million. We believe it is more likely than not that we will be able to realize these assets through the reduction of future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 67% and 64% of Veeco’s total net sales for the three and nine months ended September 30, 2004, respectively, and 62% for both the three and nine months ended September 30, 2003, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 19% and 20% of Veeco’s total net sales for the three and nine months ended September 30, 2004, respectively, and 25% and 26% of Veeco’s total net sales for the three and nine months ended September 30, 2003, respectively.  The aggregate foreign currency exchange (losses) gains for the three and nine months ended September 30, 2004, were $(0.3) million and $(0.1) million, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2003.  Included in the aggregate foreign currency exchange (losses) gains were (losses) gains relating to forward contracts of $(0.1) million and $0.1 million for the three and nine months ended September 30, 2004, respectively, compared to $0.4 million and $(0.1) million for the three and nine months ended September 30, 2003.  Veeco is exposed to financial market risks, including changes in foreign currency exchange rates.  The changes in currency exchange rates that have had the largest impact on translating Veeco’s international operating profit related to exchange rates for the Yen and the Euro. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company entered into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures.  The average notional amount was $3.8 million and $4.4 million for the three and nine months ended September 30, 2004, respectively. As of September 30, 2004, the Company had entered into forward contracts for the month of October for the notional amount of approximately $4.2 million, which approximates the fair market value of the contracts on September 30, 2004.  In addition, the Company enters into derivative contracts designed to hedge exposure to forecasted cash flows for certain transactions.  The Company entered into a forward contract on April 21, 2004, for the notional amount of $0.5 million, which will be settled on or about November 1, 2004.  On April 22, 2004 the company entered into an additional forward contract for the notional amount of $0.5 million, which will be settled on or about March 1, 2005.  Due to a decline in value of these contracts the Company has included $0.1 million in other comprehensive loss, to account for the fair value of these contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

Item 5. Other Information

On October 5, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Manufacturing Technology Inc., (“MTI”) for $9.5 million in cash.  The MTI business includes the assets necessary for engineering, design and manufacturing of slicing and dicing systems ranging from R&D to high-volume production systems, and MTI’s intellectual property.  Additionally, the Company entered into a lease with the former owner of MTI, to lease MTI’s 125,000 square foot manufacturing facility in Ventura, California.  The lease period is for an initial term of 5 years with an option to renew for an additional five years.  At the time of the acquisition, approximately 70 MTI employees became employees of Veeco. The acquisition will be accounted for under the purchase method of accounting.  The purchase price allocation for this transaction has not yet been completed.  Further information regarding this transaction will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004.

Part II.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1

Eighth Amendment dated as of August 25, 2004 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.

Current Report on Form 8-K, filed August 31, 2004, Exhibit 10.1

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

Date: November 9, 2004

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
10.1

Eighth Amendment dated as of August 25, 2004 to the Credit Agreement, dated April 19, 2001 among Veeco Instruments Inc., Fleet National Bank, as administrative agent, JPMorgan Chase Bank, as syndication agent, HSBC Bank USA, as documentation agent and the lenders named therein.

Current Report on Form 8-K, filed August 31, 2004, Exhibit 10.1

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