Form 10-Q/A
period 2004-03-31
VEECO INSTRUMENTS INC
filed 2005-04-01
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

                (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                   .

Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-2989601 (I.R.S. Employer Identification Number)

100 Sunnyside Boulevard, Suite B Woodbury, New York (Address of Principal Executive Offices)	11797 (Zip Code)

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

EXPLANATORY NOTE

                The Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 was initially filed with the Securities and Exchange Commission (“SEC”) on May 3, 2004 (the “Originally Filed 10-Q”). This Amendment No. 1 is being filed to reflect restatements of the following (unaudited) financial statements: condensed consolidated statements of operations and cash flows for the three month period ended March 31, 2004; condensed consolidated balance sheets as at March 31, 2004; and to make certain conforming changes. On March 16, 2005, we announced that we would restate our condensed consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect adjustments determined to be necessary as a result of an internal investigation of improper accounting transactions at our TurboDisc® business unit. For a description of the restatements, see “Restatements” in Note 2 to the accompanying (unaudited) condensed consolidated financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events — Internal Accounting Investigation; Restatement of 2004 Financial Results” in this Amendment No. 1.

This Amendment No. 1 amends and restates Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Originally Filed 10-Q and, except for such items and Exhibits 31.1, 31.2, 32.1 and 32.2, no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each item of this Amendment No. 1 sets forth the nature of the revisions to that item.

For a discussion of events and developments subsequent to March 31, 2004, see:

•

our amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004 which contains (unaudited) restated condensed consolidated statements of operations for the three and six month periods ended June 30, 2004, (unaudited) restated condensed consolidated statements of cash flows for the six month period ended June 30, 2004 and (unaudited) restated condensed consolidated balance sheet as at June 30, 2004;

•

our amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004 which contains (unaudited) restated condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004, (unaudited) restated condensed consolidated statements of cash flows for the nine month period ended September 30, 2004 and (unaudited) restated condensed consolidated balance sheet as at September 30, 2004;

•	our Annual Report on Form 10-K for the year ended December 31, 2004; and

•	our other filings subsequent to March 31, 2004.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Restated)
Net sales	$90,863	$65,779
Cost of sales	54,065	34,573

Gross profit	36,798	31,206
Costs and expenses:
Selling, general and administrative expense	19,890	16,915
Research and development expense	14,027	12,158
Amortization expense	4,896	3,142
Other income, net	(286)	(873)
Restructuring expense	—	668

Operating loss	(1,729)	(804)
Interest expense, net	2,199	1,767

Loss before income taxes	(3,928)	(2,571)
Income tax benefit	(1,218)	(874)

Net loss	$(2,710)	$(1,697)

Net loss per common share	$(0.09)	$(0.06)

Diluted net loss per common share	$(0.09)	$(0.06)

Weighted average shares outstanding	29,569	29,224
Diluted weighted average shares outstanding	29,569	29,224

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$111,831	$106,830
Accounts receivable, less allowance for doubtful accounts of $2,609 in 2004 and $2,458 in 2003	72,574	69,890
Inventories	105,043	97,622
Prepaid expenses and other current assets	14,065	15,823
Deferred income taxes	31,400	24,693

Total current assets	334,913	314,858
Property, plant and equipment at cost, less accumulated depreciation of $65,651 in 2004 and $62,503 in 2003	70,903	72,742
Goodwill	72,989	72,989
Purchased technology, less accumulated amortization of $28,978 in 2004 and $25,519 in 2003	82,390	85,849
Other intangible assets, less accumulated amortization of $16,284 in 2004 and $14,846 in 2003	17,633	18,842
Long-term investments	12,461	12,376
Deferred income taxes	13,909	18,136
Other assets, net	927	672

Total assets	$606,125	$596,464

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$25,011	$19,603
Accrued expenses	36,607	31,616
Deferred profit	2,457	2,140
Income taxes payable	2,734	3,700
Current portion of long-term debt	338	333

Total current liabilities	67,147	57,392
Long-term debt, net of current portion	229,848	229,935
Other non-current liabilities	2,870	2,808
Shareholders’ equity	306,260	306,329

Total liabilities and shareholders’ equity	$606,125	$596,464

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Restated)
Operating Activities
Net loss	$(2,710)	$(1,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,083	5,738
Deferred income taxes	(2,435)	(3,018)
Other	(17)	(685)
Changes in operating assets and liabilities:
Accounts receivable	(2,261)	(6,229)
Inventories	(7,784)	(2,257)
Accounts payable	5,386	4,789
Accrued expenses, deferred profit and other current liabilities	4,227	(1,922)
Other, net	1,318	648
Net cash provided by (used in) operating activities	3,807	(4,633)

Investing Activities
Capital expenditures	(1,408)	(1,826)
Proceeds from sale of fixed assets	26	7
Proceeds from sale of assets held for sale	—	1,111
Net purchase of long-term investments	(85)	(137)

Net cash used in investing activities	(1,467)	(845)

Financing Activities
Proceeds from stock issuance	2,038	45
Repayment of long-term debt, net	(82)	(79)

Net cash provided by (used in) financing activities	1,956	(34)
Effect of exchange rates on cash and cash equivalents	705	(222)

Net change in cash and cash equivalents	5,001	(5,734)
Cash and cash equivalents at beginning of period	106,830	214,295

Cash and cash equivalents at end of period	$111,831	$208,561

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

                As described in Note 2, the (unaudited) condensed consolidated statements of operations and cash flows for the three month period ended March 31, 2004 and the condensed consolidated balance sheet as of March 31, 2004, including the applicable notes, have been restated.

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

	March 31,
	2004	2003
	(In thousands, except per share amounts)
	(Restated)
Net loss, as reported	$(2,710)	$(1,697)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,750)	(4,808)

Pro forma net loss	$(5,460)	$(6,505)

Loss per common share:
Net loss per common share, as reported	$(0.09)	$(0.06)
Net loss per common share, pro forma	$(0.19)	$(0.22)
Diluted net loss per common share, as reported	$(0.09)	$(0.06)
Diluted net loss per common share, pro forma	$(0.19)	$(0.22)

Reclassifications

                Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Note 2—Restatement

On February 11, 2005, Veeco announced the postponement of the release of audited results for the fourth quarter and year ended December 31, 2004, pending completion of an internal investigation of improper accounting transactions at its TurboDisc business unit. Veeco acquired the assets of TurboDisc in November 2003. The investigation focused principally on the value of inventory, accounts payable and certain liabilities, as well as certain revenue transactions of TurboDisc. The investigation was commenced after Veeco’s internal audit staff and corporate financial management discovered improper accounting transactions in the course of a Veeco internal audit and transitioning the business to Veeco’s SAP accounting system during the fourth quarter of 2004. The Audit Committee of the Company’s Board of Directors supervised the accounting investigation and authorized Veeco’s outside counsel, Kaye Scholer LLP, to hire Jefferson Wells International to perform forensics and accounting reconstruction work as part of the investigation. The investigation has been completed. Conclusions reached during the investigation included that the improper accounting entries were made by a single individual at TurboDisc whose employment had been terminated prior to the commencement of the investigation, and that there was no evidence found of embezzlement or diversion of corporate assets.

On March 16, 2005, Veeco reported that it had completed its internal investigation and would be restating the financial statements previously issued for the three quarterly periods and nine months ended September 30, 2004. The pre-tax decrease to earnings previously reported is $2.8 million, $4.3 million and $3.1 million for the three month periods ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively. In addition, as a result of revenue recognition adjustments, (decreases) increases to revenues previously reported were $(3.6) million, $(3.6) million and $5.0 million for the three month periods ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively. These revenue adjustments, in the aggregate, do not reduce total revenue recognized for 2004.

                The table set forth below shows the adjustments to the quarterly information that was previously filed on the Quarterly Report on Form 10-Q for the three month period ended March 31, 2004:

	Three Months Ended March 31, 2004
	As filed	Adjustments (1)	Restated

Net sales	$94,487	$(3,624)	$90,863
Cost of sales	54,649	(584)	54,065

Gross profit	39,838	(3,040)	36,798
Costs and expenses	38,767	(240)	38,527

Operating income (loss)	1,071	(2,800)	(1,729)
Interest expense, net	2,199	—	2,199

Loss before income taxes	(1,128)	(2,800)	(3,928)
Income tax benefit	(424)	(794)	(1,218)

Net loss	(704)	(2,006)	$(2,710)

Loss per common share:

Net loss per common share	$(0.02)	$(0.07)	$(0.09)

Weighted average shares outstanding	29,569		29,569
Diluted weighted average shares outstanding	29,569		29,569

1.     The $3.6 million reduction in revenue principally results from revenue recognition adjustments for certain system shipments. In each case, the revenue for these systems was recognized in the following quarter. The $0.6 million decrease in cost of sales results from a $2.5 million decrease in revenues due to the revenue recognition adjustments described above, partially offset by adjustments principally to inventory, accounts payable and certain accrued expenses. The decrease in costs and expenses of $0.2 million principally relates to the over accrual of certain operating expenses. The $0.8 million adjustment to income tax benefit is to reflect the tax benefit resulting from the pre-tax adjustments.

                The table set forth below shows the adjustments to the condensed consolidated balance sheet information as of March 31, 2004 that was previously filed on the Quarterly Report on Form 10-Q for the three month period ended March 31, 2004:

	As of March 31, 2004
	As filed	Adjustments (1)	Restated
Assets
Current assets	$340,999	$(6,086)	$334,913
Non-current assets	267,027	4,185	271,212

Total assets	$608,026	(1,901)	606,125

Liabilities and shareholders’ equity
Current liabilities	67,042	105	67,147

Non-current liabilities	232,718	—	232,718
Shareholders’ equity	308,266	(2,006)	306,260

Total liabilities and shareholders’ equity	$608,026	(1,901)	606,125

1.               The $6.1 million reduction to current assets principally results from a $3.6 million decrease to accounts receivable resulting from revenue recognition adjustments, and a net decrease of $3.1 million to the current portion of deferred taxes due to a $4.2 million shift of the deferred tax asset from short-term to long-term net of a $1.1 million increase in the asset due to the higher loss incurred, which was partially offset by a $0.6 million increase to inventory principally resulting from the revenue recognition adjustments. The $4.2 million increase in non-current assets results from an increase to the non-current portion of deferred taxes due to the shift in deferred tax assets noted above. The $0.1 million increase in current liabilities is made up of a $0.3 million increase to income taxes payable relating to an adjustment of state tax liabilities, partially offset by a decrease of $0.2 million to accounts payable and accrued expenses principally relating to expenses applicable to the first quarter. The $2.0 million decrease to shareholders’ equity relates to the increase in the net loss due to the various factors previously described.

Note 3—Balance Sheet Information

Inventories

                Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	March 31, 2004	December 31, 2003
	(In thousands)
	(Restated)

Raw materials	$49,090	$49,734
Work-in-progress	32,390	31,887
Finished goods	23,563	16,001

	$105,043	$97,622

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

Note 4—Segment Information

                During the quarter ended September 30, 2004, the Company changed the structure of its internal organization in a manner which caused the composition of its reportable segments to change. The Company currently manages, reviews operating results and assesses performance, as well as allocates resources, based upon this reporting structure. The change implemented by the Company was to split out the former process equipment segment into two separate reportable segments. The first segment, called “ion beam and mechanical process equipment,” combines the etch, deposition and dicing and slicing products sold mostly to data storage customers. This segment includes the production facilities in Plainview, New York, Ft. Collins, Colorado and Camarillo and Ventura, California. The second segment, called “epitaxial process equipment,” includes the Molecular Beam Epitaxy and Metal Organic Chemical Vapor Deposition products primarily sold to high brightness light emitting diode and wireless telecommunications customers. This segment includes the production facilities in St. Paul, Minnesota and Somerset, New Jersey. The metrology segment, which includes the production facilities in Santa Barbara, California and Tucson, Arizona remains unchanged. As such, the Company has restated the segment information for prior periods as if the composition of its reportable segments described above had existed in such prior periods.

                The following represents the reportable product segments of the Company as of and for the three months ended March 31, 2004 and 2003, in thousands:

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate Amount	Restructuring Charges	Total
Three Months Ended March 31, 2004 (Restated)
Net sales	$35,348	$13,957	$41,558	$—	$—	$90,863
Income (loss) from operations before interest, taxes and amortization	1,799	(2,813)	6,062	(1,881)	—	3,167
Total assets	186,283	122,982	130,083	166,777	—	606,125
Three Months Ended March 31, 2003
Net sales	21,409	8,199	36,171	—	—	65,779
(Loss) income from operations before interest, taxes and amortization	(255)	765	4,840	(2,344)	(668)	2,338
Total assets	$117,958	$66,308	$134,218	$289,196	$—	$607,680

     Corporate total assets are comprised principally of cash and deferred tax assets.

                The following table outlines the components of goodwill by business segment at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003

Ion Beam and Mechanical Process Equipment	$21,676	$21,676
Epitaxial Process Equipment	25,944	25,944
Metrology	25,369	25,369

Total	$72,989	$72,989

Note 5—Comprehensive Loss

                As defined by the Financial Accounting Standards Board (“FASB”), comprehensive loss is the change in equity of a business enterprise from transactions, other events, and circumstances from nonowner sources during a period. The Company incurred a total comprehensive loss of $2.1 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s comprehensive loss is comprised of net loss, foreign currency translation adjustments and minimum pension liability.

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

2003 Merger and Restructuring Charges

                During the year ended December 31, 2003, the Company incurred a restructuring charge of approximately $4.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the decline in the markets in which the Company operates. This charge included severance related costs for approximately 180 employees, which included management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado and Plainview and Rochester, New York process equipment operations, the San Diego, Sunnyvale and Santa Barbara, California and Tucson, Arizona metrology facilities, the sales and service offices located in Munich, Germany and Singapore, and the corporate offices in Woodbury, New York. The charge also included costs of vacating facilities in Sunnyvale, California, Munich, Germany and relocating the office in Japan. As of March 31, 2004, approximately $4.1 million has been paid and approximately $0.7 million remains accrued. The remainder is expected to be paid by the third quarter of 2005.

                The Company also incurred $0.6 million in merger and acquisition related expenses, which were paid during the fourth quarter of 2003.

                A reconciliation of the liability for the restructuring charge during 2003 for severance and relocation costs is as follows (in millions):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate	Total

Charged to accrual	$2.3	$—	$2.1	$0.4	$4.8
Add-back from 2002 accrual	0.3	—	—	—	0.3
Total 2003 accrual	2.6	—	2.1	0.4	5.1
Cash payments during 2003	1.6	—	1.6	0.1	3.3
Cash payments during the quarter ended March 31, 2004	0.5	—	0.5	0.1	1.1

Balance as of March 31, 2004	$0.5	$—	$0.0	$0.2	$0.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

                Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor and compound semiconductor/wireless industries. Veeco’s instruments are also enabling advancements in the growing field of nanoscience and other areas of scientific and industrial research. Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (TFMHs) for the data storage industry, semiconductor deposition of mask reticles, and wireless/telecommunications and high brightness light emitting diode devices (“HB-LED”). During 2004, the Company split out the former process equipment segment into two separate reportable segments. The first segment, called “Ion Beam and Mechanical Process Equipment” combines the etch, deposition and dicing and slicing products sold mostly to data storage customers. The second segment, called “Epitaxial Process Equipment,” includes the Molecular Beam Epitaxy (“MBE”) and Metal Organic Chemical Vapor Deposition (“MOCVD”) products primarily sold to HB-LED and wireless telecommunications customers. As such, the Company has restated the segment information for prior periods as if the composition of its reportable segments described above had existed in such prior periods. Our metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions are also key research instruments used by many universities, scientific laboratories and industrial applications.

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

                We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world.

Highlights of the First Quarter of 2004:

•

Orders of $117.1 million, up from $72.7 million in the first quarter of 2003. The order growth included $35.9 million from companies acquired in 2003 and $8.4 million (11.5%) from Veeco’s base business.

•	Sales of $90.9 million, up from $65.8 million in the first quarter of 2003. The sales growth includes $16.1 million from companies acquired in 2003 and $9.0 million (13.7%) from Veeco’s base business.
•	Net loss of $2.7 million, compared with a net loss of $1.7 million in the first quarter of 2003.
•	Cash generation of $5.0 million, compared with a cash use of $5.7 million in the first quarter of 2003. The cash generation included $3.8 million generated from operations.

Outlook/Opportunities

                The last several years have been challenging for Veeco, its customers and peers due to the prolonged economic downturn and several years of under-investment in technology. In the first quarter of 2004, Veeco experienced a significant improvement in orders in data storage, compound semiconductor/wireless and research products, driven by increased capital expenditure across these markets. Overall, worldwide economic conditions appear to have improved. Consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia-Pacific region, are experiencing growth. The Company reviews a number of indicators to predict the strength of our markets going forward.  These include plant utilization trends, capacity requirements and capital spending trends.

                Technology changes are continuing in all of Veeco’s markets: the continued ramp of 80 GB hard drives in data storage; the increased use of Veeco’s automated AFMs for sub 130 nanometer semiconductor applications; the opportunity for Veeco’s MOCVD and MBE to further penetrate the emerging wireless and HB-LED market; and the continued funding of nanoscience research. Veeco expects that its business will continue to improve in 2004 as compared to 2003, and that its newer technologies (MOCVD and precision bar lapping) will add over $80 million in revenue for 2004 compared with only a minimal contribution to Veeco’s 2003 performance due to the fact that these acquisitions were consummated near the end of the year. However, there can be no assurance that Veeco’s performance expectations will be realized.

Recent Events:

Internal Accounting Investigation; Restatement of 2004 Financial Results

                On February 11, 2005, Veeco announced the postponement of the release of audited results for the fourth quarter and year ended December 31, 2004, pending completion of an internal investigation of improper accounting transactions at its TurboDisc business unit. Veeco acquired the assets of TurboDisc in November 2003. The investigation focused principally on the value of inventory, accounts payable and certain liabilities, as well as certain revenue transactions of TurboDisc. The investigation was commenced after Veeco’s internal audit staff and corporate financial management discovered improper accounting transactions in the course of a Veeco internal audit and transitioning the business to Veeco’s SAP accounting system during the fourth quarter of 2004. The Audit Committee of the Company’s Board of Directors supervised the accounting investigation and authorized Veeco’s outside counsel, Kaye Scholer LLP, to hire Jefferson Wells International to perform forensics and accounting reconstruction work as part of the investigation. The investigation has been completed. Conclusions reached during the investigation included that the improper accounting entries were made by a single individual at TurboDisc whose employment had been terminated prior to the commencement of the investigation, and that there was no evidence found of embezzlement or diversion of corporate assets.

                The results of the investigation led to the restatement of financial statements previously issued for the three quarterly periods and nine months ended September 30, 2004. The restatement included a $10.2 million adjustment to pre-tax earnings, comprised of $8.1 million in adjustments relating to inventory, accruals and accounts payable and $2.1 million in adjustments relating to revenue recognition issues. Additional information relating to the restatement is included in Note 2 to the (unaudited) condensed consolidated financial statements. Veeco has made a number of personnel changes to help strengthen the management of the epitaxial process equipment group and the TurboDisc business unit since the discovery of the accounting issues giving rise to the investigation, including the replacement of the General Manager of the epitaxial process equipment group, creation of the positions of General Manager of the TurboDisc business unit, General Manager of the St. Paul MBE site, Group Controller of the epitaxial process equipment group and the appointment of a new controller of the TurboDisc business unit.

                The adjustments included in the restatement are summarized in the tables included in Note 2 to the (unaudited) condensed consolidated financial statements.

Results of Operations:

Three Months Ended March 31, 2004 and 2003

                The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended March 31, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in $000’s):

	Three Months ended				Dollar
	March 31,				Inc/(Dec)
	2004		2003		Year to year
	(Restated)				(Restated)

Net sales	$90,863	100.0%	$65,779	100.0%	$25,084
Cost of sales	54,065	59.5	34,573	52.6	19,492

Gross profit	36,798	40.5	31,206	47.4	5,592
Operating expenses:
Selling, general and administrative expense	19,890	21.9	16,915	25.7	2,957
Research and development expense	14,027	15.4	12,158	18.5	1,887
Amortization expense	4,896	5.4	3,142	4.8	1,754
Other income, net	(286)	(0.3)	(873)	(1.3)	587
Merger and restructuring expenses	—	—	668	1.0	(668)

Total operating expenses	38,527	42.4	32,010	48.7	6,517

Operating income (loss)	(1,729)	(1.9)	(804)	(1.3)	(925)
Interest expense, net	2,199	2.4	1,767	2.6	432

Loss from operations before income taxes	(3,928)	(4.3)	(2,571)	(3.9)	(1,357)

Income tax benefit	(1,218)	(1.3)	(874)	(1.3)	(344)

Net loss	$(2,710)	(3.0)%	$(1,697)	(2.6)%	$(1,013)

	Sales				Orders
	Three Months ended March 31,		Dollar and Percentage Inc/(Dec)		Three Months ended March 31,		Dollar and Percentage Inc/(Dec)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003
	(Restated )		(Restated)						(Restated)
Segment Analysis
Ion Beam and Mechanical Process Equipment	$35,348	$21,409	$13,939	65.1%	$47,268	$30,564	$16,704	54.7%	1.34	1.43
Epitaxial Process Equipment	13,957	8,199	5,758	70.2	37,900	7,750	30,150	389.0	2.72	.95
Metrology	41,558	36,171	5,387	14.9	31,893	34,431	(2,538)	(7.4)	0.77	0.95

Total	$90,863	$65,779	$25,084	38.1%	$117,061	$72,745	$44,316	60.9%	1.29	1.11

Industry Analysis
Data Storage	$31,456	$19,053	$12,403	65.1%	$44,948	$29,700	$15,248	51.3%	1.43	1.56
HB-LED/wireless	17,030	6,196	10,834	174.9	38,981	10,461	28,520	272.6	2.29	1.69
Semiconductor	13,304	11,297	2,007	17.8	10,063	11,802	(1,739)	(14.7)	0.76	1.04
Research and Industrial	29,073	29,233	(160)	(0.5)	23,069	20,782	2,287	11.0	0.79	0.71

Total	$90,863	$65,779	25,084	38.1%	$117,061	$72,745	$44,316	60.9%	1.29	1.11

Regional Analysis
US	$30,835	$25,104	$5,731	22.8%	$44,073	$29,575	$14,498	49.0%	1.43	1.18
Europe	13,335	11,975	1,360	11.4	12,704	8,887	3,817	43.0	0.95	0.74
Japan	19,136	15,520	3,616	23.3	16,525	18,080	(1,555)	(8.6)	0.86	1.16
Asia-Pacific	27,557	13,180	14,377	109.1	43,759	16,203	27,556	170.1	1.59	1.23

Total	$90,863	$65,779	$25,084	38.1%	$117,061	$72,745	$44,316	60.9%	1.29	1.11

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

                Net sales of $90.9 million for the first quarter of 2004 were up 38.1% from the comparable 2003 period. By segment, ion beam and mechanical process equipment sales were up $13.9 million or 65.1%, epitaxial process equipment sales were up $5.8 million or 70.2%, while metrology sales increased by $5.4 million or 14.9%. The improvement in ion beam and mechanical process equipment sales is principally attributable to increases in the data storage market. While $6.9 million of the $13.9 million increase is attributable to the acquisition of Aii, Veeco’s historic ion beam and mechanical process equipment business experienced a 32.7% increase in net sales in the first quarter of 2004 when compared to the first quarter of 2003. The improvement in epitaxial process equipment sales is principally attributable to increases in the compound semiconductor market. While the newly acquired TurboDisc business unit contributed $9.1 million in net sales, it was offset by a $3.3 million decrease in net sales of MBE products. The $5.4 million improvement in metrology sales is principally attributable to increased optical metrology sales to the scientific research market and increased automated AFM sales to the semiconductor market. By region, there continues to be a shift in sales from the U.S. to the Asia-Pacific region, although all regional sales have increased due to the acquisitions of the TurboDisc business unit and Aii, particularly in the Asia-Pacific region, which saw a $10.2 million increase in sales in the first quarter of 2004 due to the acquired companies. The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

                Orders of $117.1 million for the first quarter of 2004 were a $44.3 million, or a 60.9% increase over the comparable 2003 period. By segment, the 389.0% improvement in epitaxial process equipment orders was driven by a total of $31.6 million in orders for TurboDisc offset by a decrease in MBE orders of $1.5 million. The 54.7% increase in ion beam and mechanical process equipment was due to a total of $4.3 million in orders for Aii and an increase in orders in Veeco’s historic ion beam and mechanical process equipment business of $12.4 million. The 7.4% reduction in metrology orders was due to a $0.9 reduction in AFM and a $1.6 million decrease in optical metrology products, where there were a large number of slider crown systems ordered in the first quarter of 2003 that did not recur in 2004.

                The Company’s book/bill ratio for the first quarter of 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.29. During the quarter ended March 31, 2004, the Company experienced order cancellations of $0.2 million and the rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

                Gross profit for the quarter ended March 31, 2004, was 40.5%, including a $1.5 million reduction in gross profit related to the acquisitions of TurboDisc and Aii. This charge was the result of purchase accounting adjustments due to the required capitalization of profit in inventory and permanent elimination of certain deferred revenue. Excluding the impact of this purchase accounting adjustment, gross profit as a percentage of net sales was 42.1% in the first quarter of 2004, compared to 47.4% in the first quarter of 2003. This decrease was partially due to a 9.3% mix shift from the higher margin metrology segment to the lower margin process equipment segments, largely due to the 2003 acquisitions. Excluding the purchase accounting charges, ion beam and mechanical process equipment margins decreased from 38.9% to 35.1%. The ion beam and mechanical process equipment gross margin was impacted by a greater number of bifurcated sales in the first quarter of 2004 as compared to the first quarter of 2003, which results in the deferral of gross profit until final field acceptance. There was also a less favorable mix of products in the first quarter of 2004 as compared to the first quarter of 2003. Excluding the purchase accounting charges, epitaxial process equipment margins declined from 38.7% in 2003 to 27.6% in the first quarter of 2004 mostly due to higher material and warranty costs at the TurboDisc division. Metrology gross margins decreased from 54.5% to 52.9%. The first quarter 2004 metrology gross margin was consistent with the average 2003 metrology gross margin, but below the first quarter of 2003 which had a favorable product mix.

                Selling, general and administrative expenses were $19.9 million, or 21.9% of sales in the first quarter of 2004, compared with$16.9 million, or 25.7% in the first quarter of 2003. Of the $3.0 million increase, $2.1 million was due to the TurboDisc and Aii acquisitions, with the balance attributable to higher selling expenses related to the increase in sales.

                Research and development expense totaled $14.0 million in the first quarter of 2004, an increase of $1.9 million from the first quarter of 2003, also due to the spending in the newly acquired TurboDisc business unit and Aii division. As a percentage of sales, research and development decreased in the first quarter of 2004 to 15.4% from 18.5% for the first quarter of 2003.

                Other income, net, of $0.3 million for the first quarter of 2004 was principally due to foreign exchange gains, compared to a gain of $0.9 million in the first quarter of 2003, which was principally due to the sale of a laboratory tool.

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

                Income taxes for the quarter ended March 31, 2004, amounted to a benefit of $1.2 million, or 31.0% of loss before income taxes as compared with a benefit of $0.9 million, or 34.0% of loss before income taxes in 2003.

Liquidity and Capital Resources

                The Company had a net increase in cash of $5.0 million for the three months ended March 31, 2004. Cash provided by operations was $3.8 million for this period, as compared to cash used in operations of $4.6 million for the comparable 2003 period. Net loss adjusted for non-cash items provided operating cash flows of $2.9 million for the three months ended March 31, 2004, compared to $0.3 million for the comparable 2003 period. Included in the net cash provided by operations for the three months ended March 31, 2004 was a decrease in net operating assets and liabilities of $0.9 million. Accounts receivable for the three months ended March 31, 2004, increased by $2.3 million, primarily as a result of higher sales volumes. During the three months ended March 31, 2004, inventories increased by approximately $7.8 million, principally related to the build up of work-in-process and finished goods for products to be shipped in the second quarter of 2004. During the three months ended March 31, 2004, accounts payable increased by $5.4 million, principally as a result of higher purchase volumes to meet shipment demand. Accrued expenses and other current liabilities increased $4.2 million during the three months ended March 31, 2004 due to accrued interest of $2.2 million for the required semi-annual interest payment of the subordinated notes and a $2.6 million increase in customer deposits partially offset by other smaller items that net to a reduction of $0.6 million.

                Cash used in investing activities of $1.5 million for the three months ended March 31, 2004, resulted from capital expenditures of $1.4 million and net purchases of long-term investments of $0.1 million.

                The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s $100.0 million revolving credit facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next three years. The Company believes it will be able to meet its obligation to repay the outstanding $220 million subordinated notes that mature on December 21, 2008 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations and/or other means.

                The Company is potentially liable for payment of earn-out features to the former owners of the businesses acquired in 2003 based on revenue targets achieved by the acquired businesses.  The maximum amount of these contingent liabilities is $9 million to the former shareholders of Aii over a three-year period, $4 million to Nanodevices, Inc, over a three-year period and $20 million to Emcore Corporation, the former owner of TurboDisc, over a two-year period.  Any amounts payable are to be paid during the first quarter of 2005, 2006 and 2007 to the former owners of Aii and to Nanodevices, respectively, and during the first quarter of 2005 and 2006 to Emcore.  These payments are based on a set percentage of revenues in excess of certain targets for the preceding fiscal year and one payment based on Nanodevices achieving certain production targets.  Therefore, it is not possible to calculate the amounts, if any, that may be due for each year.

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

                Revenue Recognition: Effective January 1, 2000, the Company changed its method for accounting for revenue recognition in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which updates the guidance provided in SAB No. 101, integrates the related Frequently Asked Questions, and recognizes the role of the FASB’s Emerging Issues Task Force (“EITF”) consensus on Issue 00-21. SAB 104 No. deletes certain interpretive material no longer necessary, and conforms the remaining interpretative material retained to the pronouncements issued by the EITF on various revenue recognition topics, including EITF 00-21. It further clarifies that a company should first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then to refer to SAB No. 104 for revenue recognition for the unit of accounting. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, which generally occurs upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At March 31, 2004 and December 31, 2003, $2.5 million and $2.1 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

                At March 31, 2004, we have deferred tax assets, net of valuation allowances, of $45.3 million. We believe it is more likely than not that we will be able to realize these assets through the reduction of future taxable income.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

                Veeco’s net sales to foreign customers represented approximately 66.1% of Veeco’s total net sales for the three months ended March 31, 2004, and 61.8% for the comparable 2003 period. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 48.7% of Veeco’s total net sales for the three months ended March 31, 2004, and 32.8% for the comparable 2003 period. The aggregate foreign currency exchange gain included in determining the consolidated results of operations was approximately $0.1 and $0.2 million, net of approximately $0.2 and ($0.2) million of hedging gains (losses) on forward exchange contracts, for the three months ended March 31, 2004 and 2003, respectively. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $5.1 million for the three months ended March 31, 2004. As of March 31, 2004, the Company had entered into forward contracts for the month of April for the notional amount of approximately $20.7 million, which approximates the fair market value on March 31, 2004. Additionally, the Company has entered into a forward contract on March 18, 2004, in the notional amount of $0.5 million which approximates the fair market value on March 31, 2004. This contract will be settled on or about June 15, 2004.

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

                As required by SEC Rule 13a-15(b), Veeco conducted an evaluation, under the supervision and with the participation of Veeco’s management, including Veeco’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of its fiscal year. As a result of the discovery by management of improper accounting entries made at its TurboDisc business unit which led to adjustments requiring the restatement of the Company’s financial statements for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004, management has now determined that a deficiency existed in the internal control over financial reporting at the end of such quarterly periods. Since November 10, 2003, the date of the acquisition of the assets constituting the TurboDisc business unit, the business unit was operating under a legacy accounting system which was under the supervision of one individual and did not provide management with the depth of information Veeco is typically accustomed to. Management determined to institute a new accounting system at the business unit and in the course of the final implementation of such system in the quarter ended December 31, 2004, the improper accounting entries were discovered. Management believes that the new accounting system and attendant control process, together with the replacement of financial personnel at the TurboDisc business unit has remedied the deficiency in control over financial reporting that lead to the restatement.

Subsequent to that evaluation there have been no significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

Part II.

Item 6. Exhibits.

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

Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.8

10.2	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.38

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*              Filed herewith

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2005

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

Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.8

10.2	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.38

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                                         Filed herewith