Form 10-Q/A
period 2004-06-30
VEECO INSTRUMENTS INC
filed 2005-04-01
CIK 103145

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

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 was initially filed with the Securities and Exchange Commission (“SEC”) on August 3, 2004 (the “Originally Filed 10-Q”).  This Amendment No. 1 is being filed to reflect restatements of the following (unaudited) financial statements: condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2004; condensed consolidated balance sheets as at June 30, 2004; and to make certain conforming changes. On March 16, 2005, we announced that we would restate our consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect adjustments determined to be necessary as a result of an internal investigation of improper accounting transactions at our TurboDisc® business unit. For a description of the restatements, see “Restatements” in Note 2 to the accompanying (unaudited) condensed consolidated financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events — Internal Accounting Investigation; Restatement of 2004 Financial Results” in this Amendment No. 1.

This Amendment No. 1 amends and restates Items 1, 2, 3 and 4 of Part I and Items 4 and 6 of Part II of the Originally Filed 10-Q and, except for such items and Exhibits 31.1, 31.2, 32.1 and 32.2, no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each item of this Amendment No. 1 sets forth the nature of the revisions to that item.

For a discussion of events and developments subsequent to June 30, 2004, see:

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

•                  our other filings subsequent to June 30, 2004.

VEECO INSTRUMENTS INC.

INDEX

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited):
Condensed Consolidated Statements of Operations—Three Months Ended June 30, 2004 (Restated) and 2003
Condensed Consolidated Statements of Operations—Six Months Ended June 30, 2004 (Restated) and 2003
Condensed Consolidated Balance Sheets—June 30, 2004 (Restated) and December 31, 2003
Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2004 (Restated) and 2003
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
Part II.	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
SIGNATURES

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2004	2003
	(Restated)

Net sales	$99,246	$73,449
Cost of sales	58,331	40,655
Gross profit	40,915	32,794
Costs and expenses:
Selling, general and administrative expense	21,686	17,899
Research and development expense	14,589	11,708
Amortization expense	4,575	3,159
Other income, net	(355)	(22)
Restructuring expense	—	789
Operating income (loss)	420	(739)
Interest expense, net	2,239	1,886
Loss before income taxes	(1,819)	(2,625)
Income tax benefit	(162)	(1,490)
Net loss	$(1,657)	$(1,135)

Net loss per common share	$(0.06)	$(0.04)
Diluted net loss per common share	$(0.06)	$(0.04)

Weighted average shares outstanding	29,649	29,247
Diluted weighted average shares outstanding	29,649	29,247

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Restated)

Net sales	$190,109	$139,228
Cost of sales	112,396	75,228
Gross profit	77,713	64,000
Costs and expenses:
Selling, general and administrative expense	41,576	34,814
Research and development expense	28,616	23,866
Amortization expense	9,471	6,301
Other income, net	(641)	(895)
Restructuring expense	—	1,457
Operating loss	(1,309)	(1,543)
Interest expense, net	4,438	3,653
Loss before income taxes	(5,747)	(5,196)
Income tax benefit	(1,380)	(2,364)
Net loss	$(4,367)	$(2,832)

Net loss per common share	$(0.15)	$(0.10)
Diluted net loss per common share	$(0.15)	$(0.10)

Weighted average shares outstanding	29,608	29,236
Diluted weighted average shares outstanding	29,608	29,236

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Restated)

Assets
Current Assets:
Cash and cash equivalents	$117,415	$106,830
Accounts receivable, less allowance for doubtful accounts of $2,450 in 2004 and $2,458 in 2003	86,157	69,890
Inventories	108,088	97,622
Prepaid expenses and other current assets	9,913	15,823
Deferred income taxes	27,516	24,693
Total current assets	349,089	314,858
Property, plant and equipment at cost, less accumulated depreciation of $68,433 in 2004 and $62,504 in 2003	73,496	72,742
Goodwill	72,989	72,989
Purchased technology, less accumulated amortization of $32,383 in 2004 and $25,519 in 2003	78,985	85,849
Other intangible assets, less accumulated amortization of $17,453 in 2004 and $14,846 in 2003	16,689	18,842
Long-term investments	7,992	12,376
Deferred income taxes	19,948	18,136
Other assets, net	1,467	672
Total assets	$620,655	$596,464

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$28,491	$19,603
Accrued expenses	46,528	31,616
Deferred profit	4,641	2,140
Income taxes payable	3,582	3,700
Current portion of long-term debt	343	333
Total current liabilities	83,585	57,392
Long-term debt, net of current portion	229,760	229,935
Other non-current liabilities	2,872	2,808
Shareholders’ equity	304,438	306,329
Total liabilities and shareholders’ equity	$620,655	$596,464

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Restated)

Operating Activities
Net loss	$(4,367)	$(2,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,917	11,420
Deferred income taxes	(4,665)	(4,656)
Other	(19)	(638)
Changes in operating assets and liabilities:
Accounts receivable	(16,722)	350
Inventories	(11,209)	3,528
Accounts payable	8,915	5,946
Accrued expenses, deferred profit and other current liabilities	17,428	(12,405)
Other, net	1,207	1,017
Net cash provided by operating activities	6,485	1,730
Investing Activities
Capital expenditures	(5,934)	(4,666)
Net assets of business acquired	—	(5,980)
Proceeds from sale of assets held for sale	2,615	1,132
Proceeds from sale of property, plant and equipment	26	—
Net maturities of long-term investments	4,384	4,276
Net cash provided by (used in) investing activities	1,091	(5,238)
Financing Activities
Proceeds from stock issuance	2,874	306
Repayment of long-term debt, net	(166)	(158)
Net cash provided by financing activities	2,708	148
Effect of exchange rates on cash and cash equivalents	301	(574)
Net change in cash and cash equivalents	10,585	(3,934)
Cash and cash equivalents at beginning of period	106,830	214,295
Cash and cash equivalents at end of period	$117,415	$210,361

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

As described in Note 2, the (unaudited) condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2004 and the condensed consolidated balance sheet as of June 30, 2004, including the applicable notes, have been restated.

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of common equivalent shares of approximately 528,000 and 644,000 for the three and six months ended June 30, 2004, respectively, was dilutive, therefore, diluted earnings per share is presented for these periods.  The effect of common equivalent shares of approximately 528,000 and 644,000 for the three and six months ended June 30, 2004, respectively, and the effect of common equivalent shares of approximately 233,000 and 198,000 for the three and six months ended June 30, 2003, respectively, were antidilutive, therefore diluted loss per share is not presented for these periods.

The following table sets forth the reconciliation of diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Weighted average shares outstanding	29,649	29,247	29,608	29,236
Dilutive effect of stock options and warrants	—	—	—	—
Diluted weighted average shares outstanding	29,649	29,247	29,608	29,236

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
	(In thousands, except per share amounts)
Net loss, as reported	$(1,657)	$(1,135)	$(4,367)	$(2,832)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,073)	(4,131)	(5,928)	(8,562)
Pro forma net loss	$(4,730)	$(5,266)	$(10,295)	$(11,394)

Loss per common share:
Net loss per common share, as reported	$(0.06)	$(0.04)	$(0.15)	$(0.10)
Net loss per common share, pro forma	$(0.16)	$(0.18)	$(0.35)	$(0.39)
Diluted net loss per common share, as reported	$(0.06)	$(0.04)	$(0.15)	$(0.10)
Diluted net loss per common share, pro forma	$(0.16)	$(0.18)	$(0.35)	$(0.39)

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

The table set forth below shows the adjustments to the quarterly information that was previously filed on the Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2004:

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	As filed	Adjustments (1)	Restated	As filed	Adjustments (2)	Restated

Net sales	$102,884	$(3,638)	$99,246	$197,371	$(7,262)	$190,109
Cost of sales	57,541	790	58,331	112,191	205	112,396
Gross profit	45,343	(4,428)	40,915	85,180	(7,467)	77,713
Costs and expenses	40,647	(152)	40,495	79,413	(391)	79,022
Operating income (loss)	4,696	(4,276)	420	5,767	(7,076)	(1,309)
Interest expense, net	2,239	—	2,239	4,438	—	4,438
Income (loss) before income taxes	2,457	(4,276)	(1,819)	1,329	(7,076)	(5,747)
Income tax provision (benefit)	876	(1,038)	(162)	452	(1,832)	(1,380)
Net income (loss)	1,581	(3,238)	$(1,657)	877	(5,244)	$(4,367)
Loss per common share:
Net income (loss) per common share	$0.05	$(0.11)	$(0.06)	$0.03	$(0.18)	$(0.15)
Weighted average shares outstanding	29,649		29,649	29,670		29,608
Diluted weighted average shares outstanding	30,177		29,649	30,252		29,608

1.               The $3.6 million net reduction in revenue principally results from revenue recognition adjustments for certain shipments.  Approximately $7.3 million of revenue that was previously recognized in the second quarter of 2004 was reversed and properly recognized in the third quarter of 2004, which was partially offset by revenue of $3.6 million that was previously recognized in the first quarter that was reversed and properly recognized in the second quarter of 2004.  The $0.8 million increase in cost of sales results from $3.2 million of adjustments in inventory, accounts payable, and accrued expenses, partially offset by a $2.4 million reduction related to the $3.6 million net reduction in revenues.  The decrease in costs and expenses of $0.2 million principally relates to the over accrual of certain operating expenses.  The $1.0 million adjustment to the income tax provision reflects the tax benefit resulting from the pre-tax adjustments.

2.               The $7.3 million reduction in revenue principally results from revenue recognition adjustments for certain system shipments.  The revenue for these systems was recognized in the third quarter.  The $0.2 million increase in cost of sales results from the decrease in revenues due to the revenue recognition adjustments described above offset by adjustments principally to inventory, accounts payable and certain accrued expenses.  The decrease in costs and expenses of $0.4 million principally relates to the over accrual of certain operating expenses.  The $1.8 million adjustment to income tax benefit reflects the tax benefit resulting from the pre-tax adjustments.

The table set forth below shows the adjustments to the condensed consolidated balance sheet information as of June 30, 2004 that was previously filed on the Quarterly Report on Form 10-Q for the six month period ended June 30, 2004:

	As of June 30, 2004
	As filed	Adjustments (1)	Restated
Assets
Current assets	$359,128	$(10,039)	$349,089
Non-current assets	267,689	3,877	271,566
Total assets	626,817	(6,162)	620,655

Liabilities and shareholders’ equity
Current liabilities	84,503	(918)	83,585
Non-current liabilities	232,632	—	232,632
Shareholders’ equity	309,682	(5,244)	304,438
Total liabilities and shareholders’ equity	626,817	(6,162)	620,655

1.               The $10.0 million reduction to current assets principally results from a $7.3 million decrease to accounts receivable resulting from revenue recognition adjustments, a net decrease of $2.5 million to the current portion of deferred taxes due to a $3.9 million shift of the deferred tax asset from short-term to long-term net of a $1.4 million increase in the asset due to the higher loss incurred, and a decrease to prepaid expenses and other current assets of $0.2 million due to adjusted taxes receivable.  The $3.9 million increase in non-current assets results from an increase to the non-current portion of deferred taxes due  to the shift in deferred tax assets noted above.  The $0.9 million decrease in current liabilities is made up of a $0.7 million decrease to income taxes payable relating to an adjustment of state tax liabilities and a decrease of $0.2 million to accounts payable and accrued expenses principally relating to expenses deemed applicable to the first half.  The $5.2 million decrease to shareholders’ equity relates to the increase in the net loss due to the various factors previously described.

Note 3—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	June 30, 2004	December 31, 2003
	(In thousands)
	(Restated)
Raw materials	$53,185	$49,734
Work-in-progress	34,867	31,887
Finished goods	20,036	16,001
	$108,088	$97,622

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

The following table represents the reportable product segments of the Company, in thousands:

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate Amount	Restructuring Charges	Total

Three Months Ended June 30, 2004 (Restated)
Net sales	$37,905	$19,078	$42,263	$—	$—	$99,246
Income (loss) before interest, taxes and amortization	2,433	(1,772)	6,391	(2,057)	—	4,995
Three Months Ended June 30, 2003
Net sales	25,639	8,641	39,169	—	—	73,449
Income (loss) before interest, taxes and amortization	1,094	561	4,122	(2,568)	(789)	2,420
Six Months Ended June 30, 2004 (Restated)
Net sales	73,253	33,035	83,821	—	—	190,109
Income (loss) before interest, taxes and amortization	4,232	(4,585)	12,453	(3,938)	—	8,162
Total assets	184,850	133,704	133,139	168,962	—	620,655
Six Months Ended June 30, 2003
Net sales	47,048	16,840	75,340	—	—	139,228
Income (loss) before interest, taxes and amortization	839	1,326	8,962	(4,912)	(1,457)	4,758
Total assets	$111,968	$62,112	$135,649	$289,333	$—	$599,062

Corporate total assets are comprised principally of cash and deferred tax assets.

The following table outlines the components of goodwill by business segment at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003

Ion Beam and Mechanical Process Equipment	$21,676	$21,676
Epitaxial Process Equipment	25,944	25,944
Metrology	25,369	25,369
Total	$72,989	$72,989

Note 5—Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss, adjusted for foreign currency translation adjustments and minimum pension liability, and had no other sources affecting comprehensive loss.  The Company had total comprehensive loss of $2.7 million and $4.8 million for the three and six months ended June 30, 2004, respectively, and $0.1 million and $2.1 million for the three and six months ended June 30, 2003, respectively.

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

A reconciliation of the liability for the restructuring charge during 2003 for severance and relocation costs is as follows (in millions):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate	Total

Charged to accrual	$2.3	$—	$2.1	$0.4	$4.8
Add-back from 2002 accrual	0.3	—	—	—	0.3
Total 2003 accrual	2.6	—	2.1	0.4	5.1
Cash payments during 2003	1.6	—	1.6	0.1	3.3
Cash payments during the six months ended June 30, 2004	0.6	—	0.5	0.2	1.3
Balance as of June 30, 2004	$0.4	$—	$0.0	$0.1	$0.5

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

•                  Sales of $99.2 million, up from $73.4 million in the second quarter of 2003.  The sales growth included $17.6 million from companies acquired in 2003 and $8.2 million (11.1%) from Veeco’s historical business.

•                  Net loss of $1.7 million, compared with a net loss of $1.1 million in the second quarter of 2003.

•                  Cash generation of $5.6 million, compared with cash generation of $1.8 million in the second quarter of 2003.

Highlights of the First Half of 2004:

•                  Orders of $241.8 million, up from $136.7 million in the first half of 2003.  The order growth included $79.0 million from companies acquired in 2003 and $26.1 million (19.0%) from Veeco’s historical business.

•                  Sales of $190.1 million, up from $139.2 million in the first half of 2003.  The sales growth included $33.6 million from companies acquired in 2003 and $17.3 million (12.4%) from Veeco’s historical business.

•                  Net loss of $4.4 million, compared with a net loss of $2.8 million in the first half of 2003.

•                  Cash generation of $10.6 million, compared with cash use of $3.9 million in the first half of 2003.

Outlook/Opportunities:

In the first half of 2004, Veeco experienced a significant improvement in orders from its “information age” markets: data storage, semiconductor and compound semiconductor/wireless, driven by technology changes and increased capital expenditures across these markets. Overall, worldwide economic conditions appear to have improved.  Consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia-Pacific (“APAC”) region, are experiencing growth.  The Company reviews a number of indicators to predict the strength of our markets going forward.  These include plant utilization trends, capacity requirements, and capital spending trends. Veeco’s management currently sees particular strength in its compound semiconductor/wireless business, driven by capacity expansion and MOCVD equipment purchases by HB-LED manufacturers in North America, Europe and APAC.  In fact, MOCVD products represented approximately 39% of Veeco’s June 2004 backlog.  The data storage industry also showed strong growth for Veeco in the first half of 2004.  While Veeco’s long-term outlook for data storage remains quite optimistic, this business continues to experience quarterly fluctuations due to continued capital spending management by our key customers.

Technology changes are continuing in all of Veeco’s markets: the continued ramp of 80 GB hard drives in data storage and investments in next generation drives (120GB); the increased use of Veeco’s automated AFMs for sub 130 nanometer semiconductor applications; the opportunity for Veeco’s MOCVD and MBE to further penetrate the emerging HB-LED and wireless market; and the continued funding of nanoscience research which is one driver of Veeco’s scientific research business.

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

Results of Operations:

Three Months Ended June 30, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended June 30, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in $000’s):

	Three Months ended June 30,				Dollar Incr/(Decr) Year to year
	2004		2003
	(Restated)				(Restated)
Net sales	$99,246	100.0%	$73,449	100.0%	$25,797
Cost of sales	58,331	58.8	40,655	55.4	17,676
Gross profit	40,915	41.2	32,794	44.6	8,121
Operating expenses:
Selling, general and administrative expense	21,686	21.9	17,899	24.4	3,787
Research and development expense	14,589	14.7	11,708	15.9	2,881
Amortization expense	4,575	4.6	3,159	4.3	1,416
Other income, net	(355)	(0.4)	(22)	0.0	(333)
Restructuring expenses	—	—	789	1.0	(789)
Total operating expenses	40,495	40.8	33,533	45.6	6,962
Operating income (loss)	420	0.4)	(739)	(1.0)	1,159
Interest expense, net	2,239	2.2	1,886	2.6	353
Loss before income taxes	(1,819)	(1.8)	(2,625)	(3.6)	806
Income tax benefit	(162)	(0.1)	(1,490)	(2.1)	1,328

Net loss	$(1,657)	(1.7)%	$(1,135)	(1.5)%	$(522)

	Sales				Orders
	Three Months ended June 30,		Dollar and Percentage Incr/(Decr)		Three Months ended June 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003
	Restated		Restated						Restated
Segment Analysis
Ion Beam and Mechanical Process Equipment	$37,905	$25,639	$12,266	47.8%	$26,938	$22,587	$4,351	19.3%	0.71	0.88
Epitaxial Process Equipment	19,078	8,641	10,437	120.8	55,786	4,937	50,849	1030	2.92	0.57
Metrology	42,263	39,169	3,094	7.9	42,016	36,477	5,539	15.2	0.99	0.93
Total	$99,246	$73,449	$25,797	35.1%	$124,740	$64,001	$60,739	94.9%	1.26	0.87

Industry Analysis
Data Storage	$35,510	$24,352	$11,158	45.8%	$26,440	$19,397	$7,043	36.3%	0.74	0.80
HB_LED/wireless	20,947	12,300	8,647	70.3	51,112	9,744	41,368	424.5	2.44	0.79
Semiconductor	15,517	10,780	4,737	43.9	22,258	7,249	15,009	207.0	1.43	0.67
Research and Industrial	27,272	26,017	1,255	4.8	24,930	27,611	(2,681)	(9.7)	0.91	1.06
Total	$99,246	$73,449	$25,797	35.1%	$124,740	$64,001	$60,739	94.9%	1.26	0.87

Regional Analysis
US	$40,936	$27,539	$13,397	48.6%	$57,165	$26,980	$30,185	111.9%	1.40	0.98
Europe	17,207	13,105	4,102	31.3	13,848	10,559	3,289	31.1	0.80	0.81
Japan	15,374	15,867	(493)	(3.1)	19,066	12,466	6,600	52.9	1.24	0.79
Asia-Pacific	25,729	16,938	8,791	51.9	34,661	13,996	20,665	147.6	1.35	0.83
Total	$99,246	$73,449	$25,797	35.1%	$124,740	$64,001	$60,739	94.9%	1.26	0.87

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

Net sales of $99.2 million for the second quarter of 2004 were up 35.1% from the comparable 2003 period.  By segment, ion beam and mechanical process equipment sales increased by $12.3 million or 47.8%, epitaxial process equipment sales increased by $10.4 million or 120.8%, and metrology sales increased by $3.1 million or 7.9%.  The improvement in ion beam and mechanical process equipment sales is principally attributable to increases in the data storage market.  While $3.4 million of the $12.3 million increase is attributable to the acquisition of Aii, Veeco’s historic ion beam and mechanical process equipment business experienced a 34.5% increase in net sales in the second quarter of 2004 compared to the second quarter of 2003.  The improvement in epitaxial process equipment sales is principally attributable to increases in the compound semiconductor market.  While the newly acquired TurboDisc business unit contributed $14.2 million in net sales, it was offset by $3.8 million of MBE products. The $3.1 million improvement in metrology sales is principally attributable to increased optical metrology sales to the scientific research market and increased automated AFM sales to the semiconductor market.  By region, there continues to be a shift in sales from the U.S. to the Asia-Pacific region.  We are also beginning to see our customers shift manufacturing from Japan to the Asia-Pacific region.  Overall, all regional sales have increased due to the acquisitions of the TurboDisc business unit and Aii, except Japan, which was down 3.1% compared to the second quarter of 2003.  In our Asia-Pacific region sales experienced significant growth, accounting for an $8.8 million increase in sales in the second quarter of 2004 due to the acquired companies and the manufacturing base shifts noted above.  The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $124.7 million for the second quarter of 2004 represented an increase of $60.7 million, or 94.9%, over the comparable 2003 period.  By segment, the 103.0% improvement in epitaxial process equipment orders was driven by a total of $42.4 million in orders for TurboDisc and an increase in Veeco’s historic epitaxial process equipment business of $8.4 million. The 19.3% increase in ion beam and mechanical process equipment was made up of a $3.7 million increase in Veeco’s historic ion beam and mechanical process equipment business as well as $0.7 million in orders from the newly acquired Aii business. The 15.2% increase in metrology orders was due to an $8.0 million increase in AFM orders, mostly automated AFM tools sold to the semiconductor business, partially offset by a $2.5 million decrease in optical metrology products across all segments.

The Company’s book/bill ratio for the second quarter of 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.26.  During the quarter ended June 30, 2004, the Company experienced order cancellations of $4.2 million and the rescheduling of order delivery dates by customers.  The Company’s backlog as of June 30, 2004, was approximately $171.5 million.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended June 30, 2004, was 41.2%, compared to 44.6% in the second quarter of 2003. This decrease was partially due to a 10.7% mix shift from the higher margin metrology segment to the lower margin process equipment segments, largely due to the 2003 acquisitions.  Ion beam and mechanical process equipment margins decreased from 42.1% to 35.2%, while epitaxial process equipment margins decreased from 31.6% to 22.6%. The ion beam and mechanical process equipment gross margin was impacted by an unfavorable tool mix including lower margins for certain advance development products, while the epitaxial process equipment gross margin was impacted by lower than expected margins in Veeco’s newly acquired TurboDisc business.  Metrology gross margins increased from 49.9% to 55.0%. The second quarter 2004 metrology gross margin was consistent with the average 2003 metrology gross margin, but higher than the metrology gross margin for the second quarter of 2003 due to unfavorable product mix during such period.

Selling, general and administrative expenses were $21.7 million, or 21.9% of sales in the second quarter of 2004, compared with $17.9 million, or 24.4% in the second quarter of 2003. Of the $3.8 million increase, $3.0 million was due to the TurboDisc and Aii acquisitions, with the balance attributable to higher selling expenses related to the increase in sales, as well as consulting and audit costs related to the implementation of Section 404 of Sarbanes-Oxley, relocation costs and bonus accruals.

Research and development expense totaled $14.6 million in the second quarter of 2004, an increase of $2.9 million from the second quarter of 2003, also due to spending in the newly acquired TurboDisc and Aii divisions.  As a percentage of sales, research and development decreased in the second quarter of 2004 to 14.7% from 15.9% for the second quarter of 2003.

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

Income taxes for the quarter ended June 30, 2004, amounted to a benefit of $0.2 million, or 8.9% of loss before income taxes as compared with a benefit of $1.5 million, or 56.8% of loss before income taxes in 2003.  The lower than statutory effective benefit rate in 2004 was a result of  foreign taxes offsetting the benefits of domestic losses.  The higher than statutory effective benefit rate in 2003 was a result of the impact of foreign and state tax benefits.

Six Months Ended June 30, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between the six months ended June 30, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in $000’s):

	Six Months ended June 30,				Dollar Incr/(Decr) Year to year
	2004		2003
	Restated				Restated
Net sales	$190,109	100.0%	$139,228	100.0%	$50,881
Cost of sales	112,396	59.1	75,228	54.0	37,168
Gross profit	77,713	40.9	64,000	46.0	13,713
Operating expenses:
Selling, general and administrative expense	41,576	21.9	34,814	25.0	6,762
Research and development expense	28,616	15.0	23,866	17.1	4,750
Amortization expense	9,471	5.0	6,301	4.5	3,170
Other income, net	(641)	(0.3)	(895)	(0.6)	254
Restructuring expenses	—	—	1,457	1.1	(1,457)
Total operating expenses	79,022	41.6	65,543	47.1	13,479
Operating loss	(1,309)	(0.7)	(1,543)	(1.1)	234
Interest expense, net	4,438	2.3	3,653	2.6	785
Loss before income taxes	(5,747)	(3.0)	(5,196)	(3.7)	(551)
Income tax benefit	(1,380)	(0.7)	(2,364)	(1.7)	984

Net loss	$(4,367)	(2.3)%	$(2,832)	(2.0)%	$(1,535)

	Sales				Orders
	Six Months ended June 30,		Dollar and Percentage Incr/(Decr)		Six Months ended June 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003
	Restated		Restated						Restated
Segment Analysis
Ion Beam and Mechanical Process Equipment	$73,253	$47,048	$26,205	55.7%	$74,206	$53,151	$21,055	39.6%	1.01	1.13
Epitaxial Process Equipment	33,035	16,840	16,195	96.2	93,686	12,687	80,999	638.4	2.84	0.75
Metrology	83,821	75,340	8,481	11.3	73,909	70,908	3,001	4.2	0.88	0.94
Total	$190,109	$139,228	$50,881	36.5%	$241,801	$136,746	$105,055	76.8%	1.27	0.98

Industry Analysis
Data Storage	$66,966	$43,405	$23,561	54.3%	$71,388	$49,097	$22,291	45.4%	1.07	1.13
HB-LED/wireless	37,977	18,496	19,481	105.3	90,093	20,205	69,888	345.9	2.37	1.09
Semiconductor	28,821	22,077	6,744	30.5	32,321	19,051	13,270	69.7	1.12	0.86
Research and Industrial	56,345	55,250	1,095	2.0	47,999	48,393	(394)	(0.8)	0.85	0.88
Total	$190,109	$139,228	$50,881	36.5%	$241,801	$136,746	$105,055	76.8%	1.27	0.98

Regional Analysis
US	$71,771	$52,643	$19,128	36.3%	$101,238	$56,555	$44,683	79.0%	1.41	1.07
Europe	30,542	25,069	5,473	21.8	26,552	19,446	7,106	36.5	0.87	0.78
Japan	34,510	31,387	3,123	9.9	35,591	30,546	5,045	16.5	1.03	0.97
Asia-Pacific	53,286	30,129	23,157	76.9	78,420	30,199	48,221	159.7	1.47	1.00
Total	$190,109	$139,228	$50,881	36.5%	$241,801	$136,746	$105,055	76.8%	1.27	0.98

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

Net sales of $190.1 million for the six months ended June 30, 2004 were up 36.5% from the comparable 2003 period.  By segment, ion beam and mechanical process equipment sales were up $26.2 million or 55.7%, epitaxial process equipment sales were up $16.2 million or 96.2%, while metrology sales increased by $8.5 million or 11.3%.  The improvement in ion beam and mechanical process equipment sales is principally attributable to increases in the data storage market.  While $10.3 million of the $26.2 million increase is attributable to the acquisition of Aii, Veeco’s historic ion beam and mechanical process equipment business experienced a 33.7% increase in net sales during the six months ended June 30, 2004 when compared to the corresponding period of 2003.  The improvement in epitaxial process equipment sales is principally attributable to increases in the compound semiconductor market.  While the newly acquired TurboDisc business unit contributed $23.3 million in net sales, it was offset by a $7.1 million decrease in net sales of MBE products. The $8.5 million improvement in metrology sales is principally attributable to increased optical metrology sales to the scientific research market and increased automated AFM sales to the semiconductor market.  By region, there continues to be a shift in sales from the U.S. to the Asia-Pacific region, although all regional sales have increased due to the acquisitions of the TurboDisc business unit and Aii, particularly the Asia-Pacific region, which experienced a $23.2 million increase in sales in the six months ended June 30, 2004 due to the acquired companies and the manufacturing base shifts noted above.  The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $241.8 million for the six months ended June 30, 2004 represented a $105.1 million, or a 76.8% increase over the comparable 2003 period.  By segment, the 638.4% improvement in epitaxial process equipment orders was driven by a total of $74.1 million in orders for TurboDisc systems plus a net $6.9 million increase in the historic epitaxial process equipment business.  The 39.6% increase in ion beam and mechanical process equipment was due to a total of $5.0 million in orders for Aii and an increase in orders for the historic ion beam and mechanical process equipment business of $16.1 million. The 4.2% improvement in metrology orders was due to a $7.2 million increase in AFM products, mainly automated AFM orders to the semiconductor market, and was partially offset by a $4.2 million net decrease in optical metrology products, resulting from decreases in orders from data storage and semiconductor customers.

The Company’s book/bill ratio for the six months ended June 30, 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.27.

Gross profit for the six months ended June 30, 2004, was 40.9%, including a $1.5 million reduction in gross profit related to the acquisitions of TurboDisc and Aii.  This charge was the result of purchase accounting adjustments due to the required capitalization of profit in inventory and the permanent elimination of certain deferred revenue.  Excluding the impact of these adjustments, gross profit as a percentage of net sales was 41.7% in the six months ended June 30, 2004, compared to 46.0% in the comparable period of 2003. This decrease was mostly due to a 10.1% product mix shift from the higher margin metrology segment to the lower margin process equipment segments, largely due to the 2003 acquisitions.  Excluding the purchase accounting charges described above, ion beam and mechanical process equipment margins decreased from 40.6% to 35.1%. The ion beam and mechanical process equipment gross margin was impacted by an unfavorable tool mix including lower margins for certain advance development products.  Excluding the purchase accounting charges, epitaxial process equipment margins declined from 35.1% in 2003 to 24.7% in 2004 mostly due to higher material and warranty costs at the TurboDisc division.  Metrology gross margins increased from 52.1% to 54.0% during the first six months of 2004, as compared to the same period of 2003. The metrology gross margin for the first six months of 2004 was consistent with the average 2003 metrology gross margin, but below the first six months of 2003 due to an unfavorable product mix in the first half of 2003.

Selling, general and administrative expenses were $41.6 million, or 21.9% of sales in the six months ended June 30, 2004, compared with $34.8 million, or 25.0% in the six months ended June 30, 2003. Of the $6.8 million increase, $5.5 million was due to the TurboDisc and Aii acquisitions, with the balance attributable to higher selling expenses related to the increase in sales.

Research and development expense totaled $28.6 million during the first six months of 2004, an increase of $4.8 million from the first six months of 2003.  The increase is primarily attributable to $3.9 million in spending in the newly acquired TurboDisc and Aii divisions.  As a percentage of sales, research and development decreased during the six months ended June 30, 2004 to 15.0% from 17.1% for the corresponding period of 2003.

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

Income taxes for the six months ended June 30, 2004, amounted to a benefit of $1.4 million, or 24.0% of loss before income taxes as compared with a benefit of $2.4 million, or 45.5% of loss before income taxes in 2003.  The lower than statutory effective rate in 2004 was a result of foreign taxes offsetting the benefits of domestic losses.  The higher than statutory effective benefit rate in 2003 was a result of the impact of foreign and state tax benefits.

Liquidity and Capital Resources

The Company had a net increase in cash of $10.6 million in the six months ended June 30, 2004.  Cash provided by operations was $6.5 million for this period, as compared to cash provided by operations of $1.7 million for the comparable 2003 period. Net income adjusted for non-cash items provided operating cash flows of $6.9 million for the six months ended June 30, 2004, compared to $3.3 million for the comparable 2003 period. Accounts receivable for the six months ended June 30, 2004, increased by $16.7 million, primarily as a result of higher sales volume.  During the six months ended June 30, 2004, inventories increased by approximately $11.2 million, principally related to the build up of raw materials and work-in-process for products to be shipped in the third quarter of 2004.  During the six months ended June 30, 2004, accounts payable increased by $8.9 million, principally as a result of increased purchase of materials to meet shipment demand.  Accrued expenses and other current liabilities increased $17.4 million during the six months ended June 30, 2004. This increase is due to a $10.1 million increase in customer deposits, a $2.9 million increase in accrued salaries and benefits, accrued installation and warranty costs of $1.4 million, accrued commissions of $0.9 million, and other smaller items that amounted to an additional increase of $2.1 million.

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

The Company is potentially liable for payment of earn-out provisions to the former owners of the businesses acquired in 2003 based on operating targets achieved by those acquired businesses.  The maximum amount of these contingent liabilities is $33 million consisting of $9 million to the former shareholders of Aii, $4 million to Nanodevices, Inc., and $20 million to Emcore, the former owner of TurboDisc.  Earn-out amounts would be paid to Nanodevices, Inc., during each of the first quarters of 2005, 2006 and 2007 if revenue targets are reached during the proceeding year, and/or upon reaching certain rolling 12-month production goals.  Earn-out amounts would be paid during each of the first quarters of 2005, 2006 and 2007 to the former owners of Aii, and during each of the first quarters of 2005 and 2006 to Emcore if revenue targets are met.  Payments to the former shareholders of Aii and to Emcore are based on a set percentage of revenues in excess of certain targets for the preceding fiscal year.  Based on the Company’s current estimates, it expects to pay approximately $1.0 million of the amount potentially payable to Nanodevices, Inc., in 2004 and approximately $1.5 million during the first quarter of 2005.  Additionally, the Company expects to pay a substantial portion of the amount potentially liable to Emcore during the first quarter of 2005.  Aside from the estimates noted herein, the Company does not have an estimate of how much, or when, amounts may be due to the former owners of Aii and Nanodevices for each fiscal year.

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

Revenue Recognition:  Effective January 1, 2000, the Company changed its method for accounting for revenue recognition in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which updates the guidance provided in SAB No. 101, integrates the related Frequently Asked Questions, and recognizes the role of the FASB’s Emerging Issues Task Force (“EITF”) consensus on Issue 00-21. SAB No. 104 deletes certain interpretive material no longer necessary, and conforms the remaining interpretative material retained to the pronouncements issued by the EITF on various revenue recognition topics, including EITF 00-21.  It further clarifies that a company should first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then to refer to SAB No. 104 for revenue recognition for the unit of accounting.  The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment.  The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At June 30, 2004 and December 31, 2003, $4.6 million and $2.1 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

At June 30, 2004, we have deferred tax assets, net of valuation allowances, of $47.5 million. We believe it is more likely than not that we will be able to realize these assets through the reduction of future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 59% and 62% of Veeco’s total net sales for the three and six months ended June 30, 2004, respectively, and 62% for both the three and six months ended June 30, 2003, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 19% and 21% of Veeco’s total net sales for the three and six months ended June 30, 2004, respectively, and 22% and 26% of Veeco’s total net sales for the three and six months ended June 30, 2003, respectively. The aggregate foreign currency exchange gains for the three and six months ended June 30, 2004, were $0.1 million and $0.3 million, respectively, compared to $0.0 million and $0.2 million for the three and six months ended June 30, 2003.  Included in the aggregate foreign currency exchange gains were gains (losses) relating to forward contracts of $0.0 million and $0.2 million for the three and six months ended June 30, 2004, respectively, compared to $(0.4) million and $(0.5) million for the three and six months ended June 30, 2003. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates.  The changes in currency exchange rates that have had the largest impact on translating Veeco’s international operating profit related to exchange rates for the Japanese Yen and the Euro. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company entered into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures.  The average notional amount was $4.4 million and $4.8 million for the three and six months ended June 30, 2004, respectively. As of June 30, 2004, the Company had entered into forward contracts for the month of July for the notional amount of approximately $4.2 million, which approximates the fair market value on June 30, 2004.  The Company entered into a forward contract on April 21, 2004, for the notional amount of $0.5 million which approximates the fair market value on June 30, 2004. This contract will be settled on or about November 1, 2004.  On April 22, 2004 the Company entered into an additional forward contract for the notional amount of $0.5 million, which approximates fair value as of June 30, 2004.  This contract will be settled on or about March 1, 2005.

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

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Amendment No. 2 to the Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan, effective May 7, 2004.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.1

10.2	Veeco Instruments Inc. 2000 Stock Incentive Plan (formerly known as the 2000 Stock Option Plan, as amended), effective May 7, 2004.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

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

Number	Description	Incorporated by Reference to the Following Document:
10.1	Amendment No. 2 to the Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan, effective May 7, 2004.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.1

10.2	Veeco Instruments Inc. 2000 Stock Incentive Plan (formerly known as the 2000 Stock Option Plan, as amended), effective May 7, 2004.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                                         Filed herewith