Form 10-Q/A
period 2004-09-30
VEECO INSTRUMENTS INC
filed 2005-04-01
CIK 103145

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

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 was initially filed with the Securities and Exchange Commission (“SEC”) on November 9, 2004 (the “Originally Filed 10-Q”).  This Amendment No. 1 is being filed to reflect restatements of the following (unaudited) financial statements: condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2004; condensed consolidated balance sheets as at September 30, 2004; and to make certain conforming changes. On March 16, 2005, we announced that we would restate our consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect adjustments determined to be necessary as a result of an internal investigation of improper accounting transactions at our TurboDisc® business unit. For a description of the restatements, see “Restatements” in Note 2 to the accompanying (unaudited) condensed consolidated financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events — Internal Accounting Investigation; Restatement of 2004 Financial Results” in this Amendment No. 1.

This Amendment No. 1 amends and restates Items 1, 2, 3, 4 and 5 of Part I and Item 6 of Part II of the Originally Filed 10-Q and, except for such items and Exhibits 31.1, 31.2, 32.1 and 32.2, no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each item of this Amendment No. 1 sets forth the nature of the revisions to that item.

For a discussion of events and developments subsequent to September 30, 2004, see:

•                  our Annual Report on Form 10-K for the year ended December 31, 2004; and

•                  our other filings subsequent to September 30, 2004.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

INDEX

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations-Three Months Ended September 30, 2004 (Restated) and 2003

Condensed Consolidated Statements of Operations-Nine Months Ended September 30, 2004 (Restated) and 2003

Condensed Consolidated Balance Sheets-September 30, 2004 (Restated) and December 31, 2003

Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2004 (Restated) and 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Item 5.	Other Information

Part II.	Other Information

Item 6.	Exhibits

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2004	2003
	(Restated)
Net sales	$97,367	$63,144
Cost of sales	61,913	32,845
Gross profit	35,454	30,299
Costs and expenses:
Selling, general and administrative expense	19,590	15,204
Research and development expense	14,900	11,640
Amortization expense	4,336	3,262
Other expense, net	170	146
Restructuring expense, net	—	1,804
Operating loss	(3,542)	(1,757)
Interest expense, net	1,793	2,050
Loss before income taxes	(5,335)	(3,807)
Income tax benefit	(3,162)	(1,692)
Net loss	$(2,173)	$(2,115)

Net loss per common share	$(0.07)	$(0.07)
Diluted net loss per common share	$(0.07)	$(0.07)

Weighted average shares outstanding	29,670	29,262
Diluted weighted average shares outstanding	29,670	29,262

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Restated)
Net sales	$287,476	$202,372
Cost of sales	174,309	108,073
Gross profit	113,167	94,299
Costs and expenses:
Selling, general and administrative expense	61,166	50,017
Research and development expense	43,516	35,507
Amortization expense	13,807	9,563
Other income, net	(471)	(749)
Restructuring expense, net	—	3,261
Operating loss	(4,851)	(3,300)
Interest expense, net	6,231	5,703
Loss before income taxes	(11,082)	(9,003)
Income tax benefit	(4,542)	(4,056)
Net loss	$(6,540)	$(4,947)

Net loss per common share	$(0.22)	$(0.17)
Diluted net loss per common share	$(0.22)	$(0.17)

Weighted average shares outstanding	29,629	29,245
Diluted weighted average shares outstanding	29,629	29,245

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$110,981	$106,830
Accounts receivable, less allowance for doubtful accounts of $2,480 in 2004 and $2,458 in 2003	79,102	69,890
Inventories	117,659	97,622
Prepaid expenses and other current assets	9,606	15,823
Deferred income taxes	32,999	24,693
Total current assets	350,347	314,858
Property, plant and equipment at cost, less accumulated depreciation of $69,216 in 2004 and $62,504 in 2003	73,586	72,742
Goodwill	78,816	72,989
Purchased technology, less accumulated amortization of $35,726 in 2004 and $25,519 in 2003	75,642	85,849
Other intangible assets, less accumulated amortization of $18,446 in 2004 and $14,846 in 2003	16,717	18,842
Long-term investments	8,043	12,376
Deferred income taxes	18,926	18,136
Other assets, net	2,011	672
Total assets	$624,088	$596,464

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable	$35,099	$19,603
Accrued expenses	47,026	31,616
Deferred profit	3,182	2,140
Income taxes payable	3,587	3,700
Current portion of long-term debt	348	333
Total current liabilities	89,242	57,392
Long-term debt, net of current portion	229,671	229,935
Other non-current liabilities	2,885	2,808
Shareholders’ equity	302,290	306,329
Total liabilities and shareholders’ equity	$624,088	$596,464

See Accompanying Notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Restated)
Operating Activities
Net loss	$(6,540)	$(4,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,696	17,169
Deferred income taxes	(9,134)	(6,941)
Other	35	(67)
Changes in operating assets and liabilities:
Accounts receivable	(9,574)	8,001
Inventories	(20,597)	2,619
Accounts payable	15,518	989
Accrued expenses, deferred profit and other current liabilities	11,584	(10,313)
Other, net	(57)	354
Net cash provided by operating activities	4,931	6,864
Investing Activities
Capital expenditures	(9,518)	(6,464)
Net assets of business acquired	(1,000)	(5,980)
Proceeds from sale of assets held for sale	2,615	2,332
Proceeds from sale of property, plant and equipment	26	—
Net maturities of long-term investments	4,333	4,165
Net cash used in investing activities	(3,544)	(5,947)
Financing Activities
Proceeds from stock issuance	3,017	368
Repayment of long-term debt, net	(250)	(237)
Net cash provided by financing activities	2,767	131
Effect of exchange rates on cash and cash equivalents	(3)	(184)
Net change in cash and cash equivalents	4,151	864
Cash and cash equivalents at beginning of period	106,830	214,295
Cash and cash equivalents at end of period	$110,981	$215,159

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

As described in Note 2, the (unaudited) condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2004 and the condensed consolidated balance sheet as of September 30, 2004, including the applicable notes, have been restated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
	(Restated)		(Restated)
Net loss, as reported	$(2,173)	$(2,115)	$(6,540)	$(4,947)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,234)	(3,822)	(9,162)	(12,451)

Pro forma net loss	$(5,407)	$(5,937)	$(15,702)	$(17,398)

Loss per common share:
Net loss per common share, as reported	$(0.07)	$(0.07)	$(0.22)	$(0.17)
Net loss per common share, pro forma	$(0.18)	$(0.20)	$(0.53)	$(0.59)
Diluted net loss per common share, as reported	$(0.07)	$(0.07)	$(0.22)	$(0.17)
Diluted net loss per common share, pro forma	$(0.18)	$(0.20)	$(0.53)	$(0.59)

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

The table set forth below shows the adjustments to the quarterly information that was previously filed on the Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2004:

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	As filed	Adjustments (1)	Restated	As filed	Adjustments (2)	Restated

Net sales	$92,367	5,000	$97,367	$289,738	$(2,262)	$287,476
Cost of sales	53,634	8,279	61,913	165,825	8,484	174,309
Gross profit	38,733	(3,279)	35,454	123,913	(10,746)	113,167
Costs and expenses	39,145	(149)	38,996	118,558	(540)	118,018
Operating income (loss)	(412)	(3,130)	(3,542)	5,355	(10,206)	(4,851)
Interest expense, net	1,793	—	1,793	6,231	—	6,231
Loss before income taxes	(2,205)	(3,130)	(5,335)	(876)	(10,206)	(11,082)
Income tax benefit	(750)	(2,412)	(3,162)	(298)	(4,244)	(4,542)
Net loss	(1,455)	(718)	$(2,173)	(578)	(5,962)	$(6,540)

Loss per common share:

Net loss per common share	$(0.05)	$(0.02)	$(0.07)	$(0.02)	$(0.20)	$(0.22)

Weighted average shares outstanding	29,670		29,670	29,629		29,629
Diluted weighted average shares outstanding	29,670		29,670	29,629		29,629

(1)  The $5.0 million increase in revenue principally relates to revenue recognition adjustments for certain system shipments. Approximately $7.2 million of revenue, previously recognized in the second quarter of 2004, was reversed and properly recognized in the third quarter of 2004, which was partially offset by $2.2 million of revenue that was previously recognized in the third quarter that was reversed and properly recognized in the fourth quarter of 2004. The $8.3 million increase in cost of sales results from a $3.8 million increase related to the net increase in revenues and $4.5 million resulting from adjustments in inventory, accounts payable and accrued expenses. The decrease in costs and expenses of $0.1 million principally relates to the over accrual of certain operating expenses. The $2.4 million adjustment to the income tax benefit reflects the tax benefit resulting from the pre-tax adjustments

(2)  The $2.3 million reduction in revenue principally results from revenue recognition adjustments for certain system shipments.  The revenue for these systems was recognized in the fourth quarter.  The $8.5 million increase in cost of sales results from  $9.7 million in adjustments principally to inventory, accounts payable and certain accrued expenses partially offset by a $1.2 million reduction due to the  decrease in revenues due to the revenue recognition adjustments described above.  The decrease in costs and expenses of $0.2 million principally relates to the over accrual of certain operating expenses.  The $0.8 million adjustment to income tax benefit reflects the tax benefit resulting from the pre-tax adjustments.

The table set forth below shows the adjustments to the condensed consolidated balance sheet information as of September 30, 2004 that was previously filed on the Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004:

	As of September 30, 2004
	As filed	Adjustments (1)	Restated
Assets
Current assets	$359,110	$(8,763)	$350,347
Non-current assets	271,274	2,467	273,741
Total assets	630,384	(6,296)	624,088

Liabilities and shareholders’ equity
Current liabilities	89,576	(334)	89,242
Non-current liabilities	232,556	—	232,556
Shareholders’ equity	308,252	(5,962)	302,290
Total liabilities and shareholders’ equity	630,384	(6,296)	624,088

(1)          The $8.8 million reduction to current assets principally results from a $2.6 million decrease to accounts receivable resulting from revenue recognition adjustments, a $6.2 million decrease to inventory resulting from revenue recognition adjustments and certain inventory valuation adjustments, a net decrease to the current portion of deferred taxes of $0.3 million due to a $3.6 million shift of the deferred tax asset from short-term to long-term  net of a $3.3 million increase in the asset due to the higher loss incurred, offset by an increase to prepaid expenses and other current assets of $0.3 million due to adjusted taxes receivable.  The $2.5 million increase in non-current assets results from an increase to the non-current portion of deferred taxes of $3.6 million due to  the shift in deferred tax assets noted above, offset by a decrease in goodwill of $1.1million which relates to a reduction in the contingent earnout payment to Emcore Corporation, the former owner of TurboDisc, resulting from the achievement of certain revenue targets which is payable in the first quarter of 2005.  The $0.3 million decrease in current liabilities consists of a $0.6 million decrease to income taxes payable relating to an adjustment of state tax liabilities, and a decrease of $0.3 million to accounts payable and accrued expenses principally relating to expenses applicable to the first nine months, offset by an increase to deferred profit of $0.6 million.  The $6.0 million decrease to shareholders’ equity relates to the increase in the net loss due to the various factors previously described.

Note 3—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	September 30, 2004	December 31, 2003
	(Restated)
Raw materials	$59,078	$49,734
Work-in-progress	38,809	31,887
Finished goods	19,772	16,001
	$117,659	$97,622

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

Balance as of January 1, 2004	$3,904
Warranties issued during the period	4,015
Settlements made during the period	(1,965)
Balance as of September 30, 2004	$5,954

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

The following table represents the reportable product segments of the Company (in thousands):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate Amount	Restructuring Charges	Total
Three Months Ended September 30, 2004 (Restated)
Net sales	$30,297	$33,407	$33,663	$—	$—	$97,367
(Loss) income from operations before interest, taxes and amortization	(235)	828	1,933	(1,732)	—	794
Three Months Ended September 30, 2003
Net sales	17,612	7,279	38,253	—	—	63,144
(Loss) income from operations before interest, taxes and amortization	(1,173)	600	5,572	(1,690)	(1,804)	1,505
Nine Months Ended September 30, 2004 (Restated)
Net sales	103,550	66,442	117,484	—	—	287,476
Income (loss) from operations before interest, taxes and amortization	3,997	(3,757)	14,386	(5,670)	—	8,956
Total assets	180,549	134,040	135,830	173,669	—	624,088
Nine Months Ended September 30, 2003
Net sales	64,660	24,119	113,593	—	—	202,372
(Loss) income from operations before interest, taxes and amortization	(334)	1,926	14,534	(6,602)	(3,261)	6,263
Total assets	$99,506	$60,053	$139,291	$296,132	$—	$594,982

Corporate total assets are principally comprised of cash and deferred tax assets.

The following table outlines the components of goodwill by business segment at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
	(Restated)
Ion Beam and Mechanical Process Equipment	$21,676	$21,676
Epitaxial Process Equipment	30,771	25,944
Metrology	26,369	25,369

Total	$78,816	$72,989

Note 5 — Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss, adjusted for foreign currency translation adjustments, the change in the fair value of forward currency contracts, and the change in the minimum pension liability, and had no other sources affecting comprehensive loss.  The Company had total comprehensive loss of $2.3 million and $7.0 million for the three and nine months ended September 30, 2004, respectively, and $0.2 million and $2.3 million for the three and nine months ended September 30, 2003, respectively.

Note 6—Restructuring

In response to the significant decline in the business environment and market conditions in 2001 and 2002, the Company restructured its business and operations. The actions giving rise to the restructuring charges taken in 2003 described below were implemented in order for Veeco to remain competitive and such actions have benefited Veeco by reducing future operating costs.

2003 Restructuring Charges

During the year ended December 31, 2003, the Company incurred a restructuring charge of approximately $4.8 million related to the reduction in work force announced in the fourth quarter of 2002, as a result of the decline in the markets in which the Company operates.  This charge included severance related costs for approximately 180 employees, which included management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado and Plainview and Rochester, New York ion beam and mechanical process equipment operations, the San Diego, Sunnyvale and Santa Barbara, California and Tucson, Arizona metrology facilities, the sales and service offices located in Munich, Germany and Singapore, and the corporate office in Woodbury, New York.  The charge also included costs of vacating facilities in Sunnyvale, California, Munich, Germany, and relocating the office in Japan.  During the nine months ended September 30, 2004, approximately $1.3 million has been paid and approximately $0.5 million remains accrued.  The remainder is expected to be paid by the third quarter of 2005.

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

•                  Sales of $97.4 million, up from $63.1 million in the third quarter of 2003.  The sales growth included $29.3 million from companies acquired in 2003 and $5.0 million from Veeco’s historical business.

•                  Net loss of $2.2 million, compared with a net loss of $2.1 million in the third quarter of 2003.

•                  Cash use of $6.4 million, compared with cash generation of $4.8 million in the third quarter of 2003.

Highlights of the First Nine Months of 2004:

•                  Orders of $321.3 million, up from $200.8 million in the first nine months of 2003.  The order growth included $91.3 million from companies acquired in 2003 and $29.2 million from Veeco’s historical business.

•                  Sales of $287.5 million, up from $202.4 million in the first nine months of 2003.  The sales growth included $63.0 million from companies acquired in 2003 and $22.1 million from Veeco’s historical business.

•                  Net loss of $6.5 million, compared with a net loss of $4.9 million in the first nine months of 2003.

•                  Cash generation of $4.2 million, compared with cash generation of $0.9 million in the nine months of 2003.

Current Business Conditions/Outlook:

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

2004 Recap Year-to-Date

In the first nine months of 2004, as compared to the first nine months of 2003, Veeco experienced a significant improvement in orders from its “information age” markets: data storage, semiconductor and HB-LED/wireless, driven by technology changes and increased capital expenditures across these markets. Overall, worldwide economic conditions appear to have improved.  Consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia-Pacific (“APAC”) region, are experiencing growth. In the first six months of 2004, Veeco saw strength in its epitaxial process equipment business, driven by capacity expansion and MOCVD equipment purchases by HB-LED manufacturers in North America, Europe and APAC.  MOCVD products represented approximately 32.3% of Veeco’s September 2004 backlog.  The data storage industry also showed strong growth for Veeco in the first six months of 2004 as compared to 2003.  However, new orders overall declined 36.3% sequentially in the third quarter of 2004 indicating a weakening of the markets served by the Company.  The Company reviews a number of indicators to predict the strength of our markets going forward.  These include plant utilization trends, capacity requirements, and capital spending trends. While Veeco’s long-term outlook for data storage remains optimistic, this business continues to experience quarterly fluctuations due to continued capital spending management by our key customers.

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

Results of Operations:

Three Months Ended September 30, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended September 30, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in thousands):

	Three Months ended September 30,				Dollar Incr/(Decr) Year to Year
	2004		2003
	(Restated)				(Restated)
Net sales	$97,367	100.0%	$63,144	100.0%	$34,223
Cost of sales	61,913	63.6	32,845	52.0	29,068
Gross profit	35,454	36.4	30,299	48.0	5,155
Operating expenses:
Selling, general and administrative expense	19,590	20.1	15,204	24.1	4,386
Research and development expense	14,900	15.3	11,640	18.4	3,260
Amortization expense	4,336	4.4	3,262	5.2	1,074
Other expense, net	170	0.2	146	0.2	24
Restructuring expenses	—	—	1,804	2.9	(1,804)
Total operating expenses	38,996	40.1	32,056	50.8	6,940
Operating loss	(3,542)	(3.6)	(1,757)	(2.8)	(1,785)
Interest expense, net	1,793	1.8	2,050	3.2	(257)
Loss before income taxes	(5,335)	(5.5)	(3,807)	(6.0)	(1,528)
Income tax benefit	(3,162)	(3.3)	(1,692)	(2.7)	(1470)

Net loss	$(2,173)	(2.2)%	$(2,115)	(3.3)%	$(58)

	Sales				Orders
	Three Months ended September 30,		Dollar and Percentage Incr/(Decr)		Three Months ended September 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003
	Restated		Restated						Restated
Segment Analysis
Ion Beam and Mechanical Process Equipment	$30,297	$17,612	$12,685	72.0%	$18,728	$24,985	$(6,257)	(25.0)%	0.62	1.42
Epitaxial Process Equipment	33,407	7,279	26,128	359.0	15,545	2,200	13,345	606.6	0.47	0.30
Metrology	33,663	38,253	(4,590)	(12.0)	45,224	36,857	8,367	22.7	1.34	0.96
Total	$97,367	$63,144	$34,223	54.2%	$79,497	$64,042	$15,455	24.1%	0.82	1.01

Industry Analysis
Data Storage	$27,055	$19,341	$7,714	39.9%	$18,832	$21,247	$(2,415)	(11.4)%	0.70	1.10
HB-LED/wireless	34,424	7,673	26,751	348.6	14,652	6,914	7,738	111.9	0.43	0.90
Semiconductor	10,366	8,708	1,658	19.0	15,866	9,411	6,455	68.6	1.53	1.08
Research and Industrial	25,522	27,422	(1,900)	(6.9)	30,147	26,470	3,677	13.9	1.18	0.97
Total	$97,367	$63,144	$34,223	54.2%	$79,497	$64,042	$15,455	24.1%	0.82	1.01

Regional Analysis
US	$31,800	$24,242	$7,558	31.2%	$31,825	$25,468	$6,357	25.0%	1.00	1.05
Europe	18,494	9,436	9,058	96.0	17,343	11,510	5,833	50.7	0.94	1.22
Japan	13,032	13,192	(160)	(1.2)	12,959	10,679	2,280	21.4	0.99	0.81
Asia-Pacific	34,041	16,274	17,767	109.2	17,370	16,385	985	6.0	0.51	1.01
Total	$97,367	$63,144	$34,223	54.2%	$79,497	$64,042	$15,455	24.1%	0.82	1.01

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

Net sales of $97.4 million for the third quarter of 2004 were up 54.2% from the comparable 2003 period.  By segment, ion beam and mechanical process equipment sales increased by $12.7 million, or 72.0%, while epitaxial process equipment sales increased by $26.1 million, or 359.0%, and metrology sales decreased by $4.6 million, or 12.0%, each as compared to the third quarter of 2003.  The improvement in ion beam and mechanical process equipment sales is principally attributable to a $12.3 million increase in the data storage market and a $0.4 million net increase in other market segments.  The increase in the data storage market for that segment included $9.3 million in deposition and etch equipment sales and $3.0 million from the Aii business.  The improvement in epitaxial process equipment is primarily due to $26.3 million in sales from the TurboDisc business unit, partially offset by a $0.2 million net decrease in other businesses.  The decrease in metrology sales is principally attributable to a $4.7 million decrease in optical metrology, particularly sales to data storage customers in the APAC region.  By region, there continues to be a shift in sales from the U.S. to the APAC region.  We are also beginning to see our customers shift manufacturing from Japan to the APAC region.  APAC region sales increased by $17.8 million in the third quarter of 2004 as compared to the third quarter of 2003.  This significant growth in sales was attributable to sales from the acquired companies and the manufacturing base shift noted above.  The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

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

The Company’s book/bill ratio for the third quarter of 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.82.  During the quarter ended September 30, 2004, the Company experienced order cancellations of  $7.5 million and the rescheduling of order delivery dates by customers.  The Company’s backlog as of September 30, 2004, was approximately $146.4 million.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended September 30, 2004, was 36.4%, compared to 48.0% in the third quarter of 2003. This decrease was partially due to a product mix shift from the higher margin metrology segment to the lower margin ion beam and mechanical process equipment and epitaxial process equipment segments, largely due to the 2003 acquisitions in these segments.  The metrology percentage of total sales declined from 60.6% in 2003 to 34.6% in 2004.  Ion beam and mechanical process equipment gross margins decreased from 38.8% to 34.8%, primarily due to an unfavorable product mix. Epitaxial process equipment gross margins declined from 41.4% to 24.7% due to a 7.4% drop in MBE gross margins, as more low margin research tools were sold in 2004 than 2003 and by lower than expected margins in Veeco’s newly acquired TurboDisc business.  Metrology gross margins decreased from 54.0% to 49.5%, due to a 4.7% reduction in AFM margins resulting from unfavorable mix, caused by a lower concentration of higher margin research AFM instruments, and lower volumes in Optical Metrology.

Selling, general and administrative expenses were $19.6 million, or 20.1% of sales in the third quarter of 2004, compared with  $15.2 million, or 24.1% in the third quarter of 2003. Of the $4.4 million increase, $3.5 million was due to expenses of the TurboDisc and Aii businesses, with the balance attributable to higher selling expenses related to the increase in sales, higher personnel costs including incentive bonus accruals, and consulting and audit costs related to the implementation of Section 404 of Sarbanes-Oxley.

Research and development expense totaled $14.9 million in the third quarter of 2004, an increase of $3.3 million from the third quarter of 2003, of which $2.6 million was due to spending in the acquired TurboDisc and Aii businesses.  As a percentage of sales, research and development decreased in the third quarter of 2004 to 15.3% from 18.4% for the third quarter of 2003.

There were no restructuring expenses for the third quarter of 2004.  The restructuring expense of $1.8 million in the third quarter of 2003 was primarily due to severance costs for layoffs that were related to the actions announced in the fourth quarter of 2002.

Net interest expense in the third quarter of 2004 was $1.8 million compared to $2.1 million in the third quarter of 2003. The change is predominantly made up of a $0.4 million of interest income on a federal income tax refund received in the third quarter of 2004.

Income taxes for the quarter ended September 30, 2004, amounted to a benefit of $3.2 million, or 59.3% of loss before income taxes as compared with a benefit of $1.7 million, or 44.4% of loss before income taxes in 2003.  The higher than statutory effective benefit rate in 2004 and 2003, respectively, was a result of the impact of foreign and state tax benefits.

Nine Months Ended September 30, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between the nine months ended September 30, 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries, and regions (in thousands):

	Nine Months ended September 30,				Dollar Incr/(Decr) Year to Year
	2004		2003
	(Restated)				(Restated)
Net sales	$287,476	100.0%	$202,372	100.0%	$85,104
Cost of sales	174,309	60.6	108,073	53.4	66,236
Gross profit	113,167	39.4	94,299	46.6	18,868
Operating expenses:
Selling, general and administrative expense	61,166	21.3	50,017	24.7	11,149
Research and development expense	43,516	15.1	35,507	17.5	8,009
Amortization expense	13,807	4.8	9,563	4.7	4,244
Other income, net	(471)	(0.1)	(749)	(0.3)	278
Restructuring expenses	—	—	3,261	1.6	(3,261)
Total operating expenses	118,018	41.1	97,599	48.2	20,419
Operating loss	(4,851)	(1.7)	(3,300)	(1.6)	(1,551)
Interest expense, net	6,231	2.2	5,703	2.8	528
Loss before income taxes	(11,082)	(3.9)	(9,003)	(4.4)	(2,079)
Income taxes benefit	(4,542)	(1.6)	(4,056)	(2.0)	(486)

Net loss	$(6,540)	(2.3)%	$(4,947)	(2.4)%	$(1,593)

	Sales				Orders
	Nine Months ended September 30,		Dollar and Percentage Incr/(Decr)		Nine Months ended September 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003
	(Restated)		(Restated)						(Restated)
Segment Analysis
Ion Beam and Mechanical Process Equipment	$103,550	$64,660	$38,890	60.1%	$92,934	$78,135	$14,799	18.9%	0.90	1.21
Epitaxial Process Equipment	66,442	24,119	42,323	175.5	109,231	14,887	94,344	633.7	1.64	0.62
Metrology	117,484	113,593	3,891	3.4	119,133	107,766	11,367	10.5	1.01	0.95
Total	$287,476	$202,372	$85,104	42.1%	$321,298	$200,788	$120,510	60.0%	1.12	0.99

Industry Analysis
Data Storage	$94,020	$62,746	$31,274	49.8%	$90,221	$70,344	$19,877	28.3%	0.96	1.12
HB-LED/wireless	72,401	26,169	46,232	176.7	104,745	27,119	77,626	286.2	1.45	1.04
Semiconductor	39,187	30,785	8,402	27.3	48,187	28,462	19,725	69.3	1.23	0.92
Research and Industrial	81,868	82,672	(804)	(1.0)	78,145	74,863	3,282	4.4	0.95	0.91
Total	$287,476	$202,372	$85,104	42.1%	$321,298	$200,788	$120,510	60.0%	1.12	0.99

Regional Analysis
US	$103,571	$76,885	$26,686	34.7%	$133,063	$82,023	$51,040	62.2%	1.28	1.07
Europe	49,036	34,505	14,531	42.1	43,998	30,945	13,053	42.2	0.90	0.90
Japan	47,542	44,579	2,963	6.6	48,550	41,225	7,325	17.8	1.02	0.92
Asia-Pacific	87,327	46,403	40,924	88.2	95,687	46,595	49,092	105.4	1.10	1.00
Total	$287,476	$202,372	$85,104	42.1%	$321,298	$200,788	$120,510	60.0%	1.12	0.99

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

Net sales of $287.5 million for the nine months ended September 30, 2004 were up 42.1% from the comparable 2003 period.  By segment, ion beam and mechanical process equipment sales were up $38.9 million, or 60.1%, due to increases of $25.6 million in etch and deposition equipment, mostly to the data storage market, and $13.3 million of Aii products, also to data storage customers, each as compared to the first nine months of 2003.  Epitaxial process equipment sales were up $42.3 million, or 175.5%, due to $49.6 million of TurboDisc sales, mostly to customers in the HB-LED industry, partially offset by a $7.3 million reduction in MBE sales.  Metrology sales increased by $3.9 million, or 3.4%.  By region, there continues to be a shift in sales from the U.S. to the Asia-Pacific region, which experienced a $40.9 million increase in sales in the nine months ended September 30, 2004 compared to the 2003 period, due to the acquired companies and the manufacturing base shifts noted above.  The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

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

The Company’s book/bill ratio for the nine months ended September 30, 2004, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.12.

Gross profit for the nine months ended September 30, 2004, was 39.4%, including a $1.5 million reduction in gross profit related to the acquisitions of TurboDisc and Aii.  This charge was the result of purchase accounting adjustments due to the required capitalization of profit in inventory and the elimination of certain deferred revenue.   Excluding the impact of these adjustments, gross profit as a percentage of net sales was 39.9% in the nine months ended September 30, 2004, compared to 46.6% in the comparable period of 2003. This decrease was mostly due to a product mix shift from the higher margin metrology segment to the lower margin ion beam and mechanical process equipment and epitaxial process equipment segments, largely due to the 2003 acquisitions.  The metrology percentage of total sales declined from 56.1% in 2003 to 40.9% in 2004.  Exclusive of the purchase accounting adjustments, the ion beam and mechanical process equipment margins decreased from 40.1% to 35.0%. This reduction was principally due to an unfavorable product mix including lower margins for certain advance development products.  Exclusive of the purchase accounting adjustments, epitaxial process equipment margins declined from 37.0% 24.7% due to lower than expected margins in Veeco’s newly acquired TurboDisc business. The metrology gross margin for the first nine months of 2004 was consistent with 2003 at 52.7%.

Selling, general and administrative expenses were $61.2 million, or 21.3% of sales, in the nine months ended September 30, 2004, compared with $50.0 million, or 24.7% of sales, in the nine months ended September 30, 2003. Of the $11.1 million increase, $9.1 million was due to expenses of the TurboDisc and Aii businesses, with the balance attributable to higher selling expenses related to the increase in sales, as well as consulting and audit costs related to the implementation of Section 404 of Sarbanes-Oxley.

Research and development expense totaled $43.5 million during the first nine months of 2004, an increase of $8.0 million from the first nine months of 2003.  The increase is primarily attributable to $6.5 million in spending in the TurboDisc and Aii businesses.  As a percentage of sales, research and development decreased during the nine months ended September 30, 2004 to 15.1% from 17.5% for the corresponding period of 2003.

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

Income taxes for the nine months ended September 30, 2004, amounted to a benefit of $4.5 million, or 41.0% of loss before income taxes, as compared with a benefit of $4.1 million, or 45.1% of loss before income taxes, in 2003.  The higher than statutory effective benefit rate in 2004 and 2003, respectively, was a result of the impact of foreign and state tax benefits.

Liquidity and Capital Resources

The Company had a net increase in cash of $4.2 million for the nine months ended September 30, 2004.  Cash provided by operations was $4.9 million for this period, as compared to cash provided by operations of $6.9 million for the comparable 2003 period. Net loss adjusted for non-cash items provided operating cash flows of $8.1 million for the nine months ended September 30, 2004, compared to $5.2 million for the comparable 2003 period. The amount of net loss adjusted for non-cash items for the nine months ended September 30, 2004 was partially offset by a decrease in net operating assets and liabilities of $3.2 million. Accounts receivable for the nine months ended September 30, 2004 increased by $9.6 million, primarily as a result of higher sales volume.  During the nine months ended September 30, 2004, inventories increased by approximately $20.6 million, principally related to shipment delays in the process equipment segments and the build up of raw materials and work-in-process for products to be shipped in the fourth quarter of 2004 and first quarter of 2005.  During the nine months ended September 30, 2004, accounts payable increased by $15.5 million, principally as a result of increased inventory levels.  Accrued expenses and other current liabilities increased $11.6 million during the nine months ended September 30, 2004. This increase is due to a $3.8 million increase in customer deposits, a $3.8 million increase in accrued personnel costs including salaries, benefits, bonus and commissions, accrued interest costs of $2.3 million, and accrued installation and warranty costs of $1.5 million, plus smaller items that amounted to an net increase of $0.2 million.

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

The Company is potentially liable for payment of earn-out provisions to the former owners of the businesses acquired in 2003 based on operating targets achieved by those acquired businesses.  The maximum amount of these contingent liabilities is $32.0 million consisting of $9.0 million to the former shareholders of Aii, $3.0 million to the former shareholders of Nanodevices, Inc., and $20.0 million to Emcore, the former owner of TurboDisc.  Earn-out amounts would be paid to Nanodevices, Inc., during each of the first quarters of 2005, 2006 and 2007, if revenue targets are reached during the proceeding year.  Earn-out amounts would be paid during each of the first quarters of 2005, 2006 and 2007 to the former owners of Aii, and during each of the first quarters of 2005 and 2006 to Emcore, if revenue targets are met.  Payments to the former shareholders of Aii and to Emcore are based on a set percentage of revenues in excess of certain targets for the preceding fiscal year.  The Company paid $1.0 million of the amount potentially payable to Nanodevices, Inc., during the third quarter of 2004 and, based on the Company’s current projections, expects to pay Nanodevices approximately $1.5 million during the first quarter of 2005.  Additionally, the Company expects to pay a substantial portion ($15.0 million to $18.0 million) of the amount potentially payable to Emcore during the first quarter of 2005, based upon revenue achieved through September 30, 2004 and projections for the fourth quarter of 2004.  Except as noted herein, the Company does not have an estimate of how much, or when, amounts may be due to the former owners of Aii, Nanodevices or Emcore for each fiscal year.

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

Revenue Recognition:  Effective January 1, 2000, the Company changed its method for accounting for revenue recognition in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which updates the guidance provided in SAB No. 101, integrates the related Frequently Asked Questions, and recognizes the role of the FASB’s Emerging Issues Task Force (“EITF”) consensus on Issue 00-21. SAB No. 104 deletes certain interpretive material no longer necessary, and conforms the remaining interpretative material retained to the pronouncements issued by the EITF on various revenue recognition topics, including EITF 00-21.  It further clarifies that a company should first refer to EITF 00-21 in order to determine if there is more than one unit of accounting and then to refer to SAB No. 104 for revenue recognition for the unit of accounting.  The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, which generally occurs upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment.  The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At September 30, 2004 and December 31, 2003, $3.2 million and $2.1 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract. The Company provides for warranty costs at the time the related revenue is recognized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 67% and 64% of Veeco’s total net sales for the three and nine months ended September 30, 2004, respectively, and 62% for both the three and nine months ended September 30, 2003, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 18% and 20% of Veeco’s total net sales for the three and nine months ended September 30, 2004, respectively, and 25% and 26% of Veeco’s total net sales for the three and nine months ended September 30, 2003, respectively.  The aggregate foreign currency exchange (losses) gains for the three and nine months ended September 30, 2004, were $(0.3) million and $(0.1) million, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2003.  Included in the aggregate foreign currency exchange (losses) gains were (losses) gains relating to forward contracts of $(0.1) million and $0.1 million for the three and nine months ended September 30, 2004, respectively, compared to $0.4 million and $(0.1) million for the three and nine months ended September 30, 2003.  Veeco is exposed to financial market risks, including changes in foreign currency exchange rates.  The changes in currency exchange rates that have had the largest impact on translating Veeco’s international operating profit related to exchange rates for the Yen and the Euro. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company entered into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures.  The average notional amount was $3.8 million and $4.4 million for the three and nine months ended September 30, 2004, respectively. As of September 30, 2004, the Company had entered into forward contracts for the month of October for the notional amount of approximately $4.2 million, which approximates the fair market value of the contracts on September 30, 2004.  In addition, the Company enters into derivative contracts designed to hedge exposure to forecasted cash flows for certain transactions.  The Company entered into a forward contract on April 21, 2004, for the notional amount of $0.5 million, which will be settled on or about November 1, 2004.  On April 22, 2004 the company entered into an additional forward contract for the notional amount of $0.5 million, which will be settled on or about March 1, 2005.  Due to a decline in value of these contracts the Company has included $0.1 million in other comprehensive loss, to account for the fair value of these contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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