Form 10-Q
period 2005-03-31
VEECO INSTRUMENTS INC
filed 2005-05-03
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

29,858,417 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on April 26, 2005.

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

•                       We face securities class action and shareholder derivative lawsuits which could result in substantial costs, diversion of management’s attention and resources and negative publicity.

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

•                       The other matters discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report and in Veeco Instruments Inc. (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$93,850	$90,863
Cost of sales	56,318	54,065
Gross profit	37,532	36,798
Costs and expenses:
Selling, general and administrative expense	20,171	19,890
Research and development expense	14,824	14,027
Amortization expense	4,490	4,896
Other income, net	(98)	(286)
Total operating expenses	39,387	38,527
Operating loss	(1,855)	(1,729)
Interest expense, net	2,146	2,199
Loss before income taxes	(4,001)	(3,928)
Income tax expense (benefit)	701	(1,218)
Net loss	$(4,702)	$(2,710)

Net loss per common share	$(0.16)	$(0.09)

Diluted net loss per common share	$(0.16)	$(0.09)

Weighted average shares outstanding	29,855	29,569
Diluted weighted average shares outstanding	29,855	29,569

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$100,676	$100,276
Accounts receivable, less allowance for doubtful accounts of $1,866 in 2005 and $2,420 in 2004	72,703	85,914
Inventories	106,150	110,643
Prepaid expenses and other current assets	7,603	9,039
Deferred income taxes	2,931	3,096
Total current assets	290,063	308,968
Property, plant and equipment at cost, less accumulated depreciation of $70,077 in 2005 and $67,565 in 2004	70,563	73,513
Goodwill	94,636	94,645
Purchased technology, less accumulated amortization of $42,476 in 2005 and $39,181 in 2004	65,292	68,587
Other intangible assets, less accumulated amortization of $20,897 in 2005 and $19,702 in 2004	24,398	25,007
Long-term investments	3,559	3,541
Other assets	3,159	2,652
Total assets	$551,670	$576,913

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,599	$25,476
Accrued expenses	45,367	63,438
Deferred profit	2,289	1,196
Income taxes payable	1,532	1,702
Current portion of long-term debt	359	354
Total current liabilities	73,146	92,166
Long-term debt, net of current portion	229,489	229,581
Other non-current liabilities	2,824	2,814
Shareholders’ equity	246,211	252,352
Total liabilities and shareholders’ equity	$551,670	$576,913

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Operating Activities
Net loss	$(4,702)	$(2,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,735	8,083
Deferred income taxes	52	(2,435)
Other	3	(17)
Changes in operating assets and liabilities:
Accounts receivable	11,408	(2,261)
Inventories	5,372	(7,784)
Accounts payable	(1,795)	5,386
Accrued expenses, deferred profit and other current liabilities	(1,815)	4,227
Other, net	(1,874)	1,318
Net cash provided by operating activities	14,384	3,807

Investing Activities
Capital expenditures	(1,838)	(1,408)
Payment for net assets of businesses acquired	(15,038)	—
Proceeds from sale of fixed assets	5	26
Proceeds from sale of assets held for sale	2,173	—
Net purchase of long-term investments	(18)	(85)
Net cash used in investing activities	(14,716)	(1,467)

Financing Activities
Proceeds from stock issuance	127	2,038
Repayment of long-term debt, net	(87)	(82)
Net cash provided by financing activities	40	1,956
Effect of exchange rates on cash and cash equivalents	692	705
Net change in cash and cash equivalents	400	5,001
Cash and cash equivalents at beginning of period	100,276	106,830
Cash and cash equivalents at end of period	$100,676	$111,831

Non-Cash Items

During the three months ended March 31, 2005 and 2004, the Company had non-cash items excluded from the Condensed Consolidated Statements of Cash Flows of approximately $1.5 million and $0.0 million respectively, which consisted of the transfer of property, plant and equipment to inventory.

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.   For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Net loss per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period.  The effect of approximately 197,000 and 755,000 common equivalent shares for the three months ended March 31, 2005 and 2004, respectively, and the assumed conversion of subordinated convertible debentures into approximately 5.7 million common equivalent shares is antidilutive for 2005 and 2004, and therefore not included in the diluted weighted average shares outstanding.

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation expense is reflected in net loss, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)

Net loss, as reported	$(4,702)	$(2,710)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,042)	(2,750)
Pro forma net loss	$(8,744)	$(5,460)

Net loss per common share:
Net loss and diluted net loss per common share, as reported	$(0.16)	$(0.09)
Net loss and diluted net loss per common share, pro forma	$(0.29)	$(0.19)

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Note 2—Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005 the Securities and Exchange Commission extended the adoption date of SFAS No. 123(R) to no later than the beginning of the first fiscal year beginning after June 15, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) as of January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined whether it will adopt SFAS No. 123(R) using the modified prospective method or the modified retrospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall consolidated financial position.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per common share in Note 1 to Veeco’s Condensed Consolidated Financial Statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce consolidated net operating cash flows and increase consolidated net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the Company did not recognize an amount of consolidated operating cash flows for such excess tax deductions in 2005 or 2004.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs- an amendment to ARB No. 43, Chapter 4.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as previously stated in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of this Statement will have a significant impact on the Company’s consolidated financial position or results of operations.

Note 3—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market.  Inventories consist of:

	March 31, 2005	December 31, 2004
	(In thousands)

Raw materials	$54,560	$52,301
Work-in-progress	33,392	35,004
Finished goods	18,198	23,338
	$106,150	$110,643

Accrued Warranties

The Company estimates the costs that may be incurred under the warranty it provides and records a liability in the amount of such costs at the time the related revenue is recognized.  Factors that affect the Company’s warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  Changes in the Company’s warranty liability during the period are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)

Balance as of January 1	$6,771	$3,904
Warranties issued during the period	1,693	1,349
Settlements made during the period	(1,973)	(838)
Balance as of March 31	$6,491	$4,415

Note 4—Segment Information

The Company currently manages, reviews operating results and assesses performance, as well as allocates resources, based upon three separate reporting segments. The first segment, called “ion beam and mechanical process equipment,” combines the etch, deposition and dicing and slicing products sold mostly to data storage customers. This segment includes the production facilities in Plainview, New York, Ft. Collins, Colorado and Camarillo and Ventura, California. The second segment, called “epitaxial process equipment,” includes the Molecular Beam Epitaxy and Metal Organic Chemical Vapor Deposition products primarily sold to high brightness light emitting diode and wireless telecommunications customers. This segment includes the production facilities in St. Paul, Minnesota and Somerset, New Jersey. The third segment, called “metrology” represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and thin film magnetic heads and includes Veeco’s broad line of atomic force microscopes, optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This segment includes the production facilities in Santa Barbara, California and Tucson, Arizona.

The following represents the reportable product segments of the Company as of and for the three months ended March 31, 2005 and 2004, in thousands:

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three Months Ended March 31, 2005
Net sales	$27,839	$22,523	$43,488	$—	$93,850
(Loss) income from operations before interest, taxes and amortization	(755)	(1,947)	7,762	(2,425)	2,635
Total assets	170,495	135,750	134,014	111,411	551,670
Three Months Ended March 31, 2004
Net sales	35,348	13,957	41,558	—	90,863
Income (loss) from operations before interest, taxes and amortization	1,799	(2,813)	6,062	(1,881)	3,167
Total assets	$186,283	$122,982	$130,083	$166,777	$606,125

Corporate total assets are comprised principally of cash at March 31, 2005 and cash and deferred tax assets at March 31, 2004.

The following table outlines the components of goodwill by business segment at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

Ion Beam and Mechanical Process Equipment	$27,276	$27,276
Epitaxial Process Equipment	39,141	39,091
Metrology	28,219	28,278
Total	$94,636	$94,645

Note 5—Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss, adjusted for foreign currency translation adjustments, the change in the fair value of forward currency contracts, and the change in the minimum pension liability.  The Company had no other sources affecting comprehensive loss.  The Company had total comprehensive loss of $6.3 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively.

Note 6—Restructuring

2004 Merger and Restructuring Charges

As a result of the acquisition of MTI and the resulting plan of consolidation of the two facilities in Ventura and Camarillo, California, certain long lived assets of Aii were classified as held for sale as of December 31, 2004. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these long lived assets are measured at the lower of their carrying amount or fair value less cost to sell.  Fair value was determined by the Company based upon the actual sale proceeds, which were received in February 2005 and April 2005. Approximately $0.8 million and $2.2 million of fixed assets held for sale are included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, respectively.

In conjunction with the plan announced by the Company in October 2004 to reduce employment levels by 10% in 2005, the Company recorded restructuring and other expenses of approximately $3.6 million in the fourth quarter of 2004. The $3.6 million charge consisted of $2.8 million of personnel severance costs and $0.8 million accrual for costs related to the internal investigation of improper accounting transactions at its TurboDisc business unit.

The $2.8 million charge for personnel costs includes severance related costs for approximately 107 employees, which included management, administration and manufacturing employees located at the Company’s Plainview, New York and Camarillo, California ion beam and mechanical process equipment operations, the Somerset, New Jersey and St. Paul, Minnesota epitaxial process equipment operations, the Santa Barbara, California and Tucson, Arizona metrology facilities, the sales and service offices located in France, England and Singapore, and the corporate offices in Woodbury, New York. As of March 31, 2005, approximately $1.9 million has been paid and approximately $0.9 million remains accrued. The remainder is expected to be paid by the fourth quarter of 2005.

The $0.8 million charge for costs related to the internal investigation of improper accounting transactions at the Company’s TurboDisc business unit include accounting, legal and other auditing fees performed by external consultants who assisted with the investigation. As of March 31, 2005, $0.7 million remained accrued and will be paid by the second quarter of 2005.

A reconciliation of the liability for the restructuring and other charges during 2004 for severance and investigation costs is as follows (in millions):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$1.0	$0.4	$0.4	$1.8	$3.6
Cash payments during 2004	0.3	—	0.1	0.3	0.7
Cash payments during the three months ended March 31, 2005	0.4	0.3	0.3	0.3	1.3
Balance as of March 31, 2005	$0.3	$0.1	$—	$1.2	$1.6

Note 7—Subsequent Events

On April 12, 2005, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved the acceleration of vesting of unvested, out-of-the-money stock options granted prior to September 1, 2004 under Veeco’s stock option plans.  An option was considered “out-of-the-money” if the option exercise price was greater than the closing price of Veeco’s common stock on the NASDAQ National Market on April 11, 2005 ($15.26), the last trading day before the Committee approved the acceleration.  As a result of this action, options to purchase approximately 2,549,000 shares of Veeco’s common stock became immediately exercisable, including options held by Veeco’s executive officers to purchase approximately 852,000 shares.  The weighted average exercise price of the options accelerated was $21.25.

The purpose of the accelerated vesting is to eliminate future compensation expense that Veeco would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption by Veeco of SFAS 123(R).  In addition, because many of these options have exercise prices significantly in excess of current market values, they were not providing an effective means of employee retention and incentive compensation.  The future compensation expense that will be avoided, based on Veeco’s implementation date for SFAS 123R of January 1, 2006, is approximately $8.4 million in 2006 and $3.9 million in 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor, high brightness light emitting diode (“HB-LED”) and wireless telecommunications industries. Veeco’s products also enable advancements in the growing field of nanoscience and other areas of scientific and industrial research. Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (“TFMHs”) for the data storage industry and HB-LED and wireless telecommunications industries. The Company currently manages, reviews operating results and assesses performance, as well as allocates resources, based upon three separate reporting segments.  The first segment, called “ion beam and mechanical process equipment” combines the etch, deposition and dicing and slicing products sold mostly to data storage customers.  The second segment, called “epitaxial process equipment,” includes the Molecular Beam Epitaxy (“MBE”) and Metal Organic Chemical Vapor Deposition (“MOCVD”) products primarily sold to HB-LED and wireless telecommunications customers.  The third segment, “metrology”, represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and TFMHs, and includes our broad line of atomic force microscopes (“AFMs”), optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions are also key research instruments used by many universities, scientific laboratories and industrial applications.

During the past several years, we have strengthened our product lines through strategic acquisitions.  In our metrology business, in June 2003, we purchased the atomic force microscope probe business from Nanodevices Inc. (“Nanodevices”) for approximately $6.0 million, including transaction costs, plus a potential future earn-out payment of up to $4.0 million based on the achievement of certain operating measures.  Through the end of the first quarter of 2005, the Company has made earn-out payments totaling $2.9 million relating to this acquisition.  In our epitaxial process equipment business, in November 2003, we purchased the TurboDisc business from Emcore Corporation (“Emcore”) for approximately $63.7 million, including transaction costs, plus a potential future earn-out payment of up to $20.0 million based on the achievement of certain operating measures.  Through the end of the first quarter of 2005, the Company has made earn-out payments totaling $13.1 million to Emcore. Also in November 2003, in our ion beam and mechanical process equipment business, we acquired the precision bar lapping company, Advanced Imaging, Inc. (“Aii”), for approximately $61.4 million, including transaction costs, plus a potential future earn-out payment of up to $9.0 million based on the achievement of certain operating measures.  To date, the operating measures which trigger the Aii earn-out have not been achieved.  Most recently, in our ion beam and mechanical process equipment business, Veeco expanded its TFMH “slider” technologies to include slicing and dicing processes, which are critical to controlling thin film head fly height, through the purchase of Manufacturing Technology, Inc. (“MTI”) for $9.5 million.  While we believe these acquisitions will be accretive to both sales and profits going forward, gross margin percentages have been historically lower in the process equipment product lines than in the metrology business.  Therefore, Veeco’s gross margin percentages have been adversely affected by lower concentration of metrology sales during 2004 and in early 2005.  Veeco implemented an active plan to improve the gross margins in its Process Equipment product lines during 2005.

We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world.

Highlights of the First Quarter of 2005:

•                       Sales were $93.9 million, up 3% from $90.9 million in the first quarter of 2004.

•                       Orders were $98.9 million, down from $117.1 million in the first quarter of 2004.

•                       Net loss of $4.7 million, compared with a net loss of $2.7 million in the first quarter of 2004.

•                       Cash generation of $0.4 million, despite making earn-out payments totaling $15.0 million relating to acquisitions, compared with cash generation of $5.0 million in the first quarter of 2004.

Current Business Conditions/Outlook:

In the first quarter of 2005, Veeco reported sales of $93.9 million, a 3% increase from the $90.9 million reported in the first quarter of 2004.  Revenues were down sequentially as anticipated from the $103.0 million reported in the fourth quarter of 2004.  Veeco’s first quarter 2005 bookings of $98.9 million reflected increased demand from our data storage customers who are currently investing in capacity expansions for consumer micro-drive applications and advanced development programs for next generation TFMHs.  Data storage orders increased 26% sequentially to $45.3 million – the highest quarterly level the Company has experienced in several years.

Veeco implemented an active plan to improve the Company’s profitability in 2005.  This plan is based both on headcount reductions which were taken in the fourth quarter of 2004, as well as a product mix expectation for 2005 revenues that should lead to increased gross margins.  The Company currently expects higher 2005 revenues in data storage products, lower 2005 revenues in epitaxial equipment products and stability in its metrology revenues as compared to 2004.  This revenue mix as well as other planned actions are expected to result in increased gross margins for each subsequent quarter of 2005 and for the year as a whole compared with 2004.

Technology changes are continuing in all of Veeco’s markets: the continued ramp of 80 GB hard drives in data storage and investments in next generation drives (120GB); the increased use of Veeco’s automated AFMs for sub 130 nanometer semiconductor applications; the opportunity for Veeco’s MOCVD and MBE systems to further penetrate the emerging HB-LED and wireless markets; and the continued funding of nanoscience research, which is one driver of Veeco’s scientific research business.  While Veeco’s customers remain cautious regarding capital spending, they are also placing orders for Veeco Process Equipment and Metrology products that enable their next generation products.  Veeco remains well positioned to provide leadership technologies for growth applications in semiconductor, data storage, HB-LED/wireless and scientific research.

Recent Events:

Internal Accounting Investigation; Restatement of 2004 Financial Results

On February 11, 2005, Veeco announced the postponement of the release of audited results for the fourth quarter and year ended December 31, 2004, pending completion of an internal investigation of improper accounting transactions at its TurboDisc business unit. Veeco acquired the assets of TurboDisc in November 2003. The investigation focused principally on the value of inventory, accounts payable and certain liabilities, as well as certain revenue transactions of TurboDisc. The investigation was commenced after Veeco’s internal audit staff and corporate financial management discovered improper accounting transactions in the course of a Veeco internal audit and transitioning the business to Veeco’s SAP accounting system during the fourth quarter of 2004. The Audit Committee of the Company’s Board of Directors supervised the accounting investigation and authorized Veeco’s outside counsel, Kaye Scholer LLP, to hire Jefferson Wells International to perform forensics and accounting reconstruction work as part of the investigation. The investigation has been completed. The investigation concluded that the improper accounting entries were made by a single individual at TurboDisc whose employment had been terminated prior to the commencement of the investigation, and that there was no evidence found of embezzlement or diversion of corporate assets.

The results of the investigation led to the restatement of financial statements previously issued for the first three quarterly periods of 2004 and related six and nine month periods ended June 30, 2004 and September 30, 2004. The cumulative restatement included a $10.2 million adjustment to pre-tax earnings, comprised of $8.1 million in adjustments relating to inventory, accruals and accounts payable and $2.1 million in adjustments relating to revenue recognition issues. Veeco has made a number of personnel changes to strengthen the management of the epitaxial process equipment group and the TurboDisc business unit since the discovery of the accounting issues that gave rise to the investigation, including the replacement of the General Manager of the epitaxial process equipment group, creation of the positions of General Manager of the TurboDisc business unit, General Manager of the St. Paul business unit, Group Controller of the epitaxial process equipment group and the appointment of a new controller of the TurboDisc business unit.

Results of Operations:

Three Months Ended March 31, 2005 and 2004

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended March 31, 2005 and 2004 and the analysis of sales and orders for the same periods between our segments, industries and regions (in thousands):

	Three Months ended March 31,				Dollar Inc/(Dec)
	2005		2004		Year to year

Net sales	$93,850	100.0%	$90,863	100.0%	$2,987
Cost of sales	56,318	60.0	54,065	59.5	2,253
Gross profit	37,532	40.0	36,798	40.5	734
Operating expenses:
Selling, general and administrative expense	20,171	21.5	19,890	21.9	281
Research and development expense	14,824	15.8	14,027	15.4	797
Amortization expense	4,490	4.8	4,896	5.4	(406)
Other income, net	(98)	(0.1)	(286)	(0.3)	188
Total operating expenses	39,387	42.0	38,527	42.4	860
Operating loss	(1,855)	(2.0)	(1,729)	(1.9)	(126)
Interest expense, net	2,146	2.3	2,199	2.4	(53)
Loss before income taxes	(4,001)	(4.3)	(3,928)	(4.3)	(73)
Income tax expense (benefit)	701	0.7	(1,218)	(1.3)	1,919
Net loss	$(4,702)	(5.0)%	$(2,710)	(3.0)%	$(1,992)

	Sales				Orders				Book to Bill Ratio
	Three Months ended March 31,		Dollar and Percentage Inc/(Dec) Year to Year		Three Months ended March 31,		Dollar and Percentage Inc/(Dec) Year to Year
	2005	2004			2005	2004			2005	2004

Segment Analysis
Ion Beam and Mechanical Process Equipment	$27,839	$35,348	$(7,509)	(21.2)%	$41,797	$47,268	$(5,471)	(11.6)%	1.50	1.34
Epitaxial Process Equipment	22,523	13,957	8,566	61.4	13,628	37,900	(24,272)	(64.0)	0.61	2.72
Metrology	43,488	41,558	1,930	4.6	43,512	31,893	11,619	36.4	1.00	0.77
Total	$93,850	$90,863	$2,987	3.3%	$98,937	$117,061	$(18,124)	(15.5)%	1.05	1.29

Industry Analysis
Data Storage	$25,615	$31,456	$(5,841)	(18.6)%	$45,303	$44,948	$355	0.8%	1.77	1.43
HB-LED/wireless	22,304	17,030	5,274	31.0	13,967	38,981	(25,014)	(64.2)	0.63	2.29
Semiconductor	17,354	13,304	4,050	30.4	14,428	10,063	4,365	43.4	0.83	0.76
Research and Industrial	28,577	29,073	(496)	(1.7)	25,239	23,069	2,170	9.4	0.88	0.79
Total	$93,850	$90,863	2,987	3.3%	$98,937	$117,061	$(18,124)	(15.5)%	1.05	1.29

Regional Analysis
US	$32,760	$30,835	$1,925	6.2%	$37,264	$44,073	$(6,809)	(15.4)%	1.14	1.43
Europe	21,194	13,521	7,673	56.7	9,974	12,807	(2,833)	(22.1)	0.47	0.95
Japan	14,215	19,136	(4,921)	(25.7)	17,351	16,525	826	5.0	1.22	0.86
Asia-Pacific	25,681	27,371	(1,690)	(6.2)	34,348	43,656	(9,308)	(21.3)	1.34	1.59
Total	$93,850	$90,863	$2,987	3.3%	$98,937	$117,061	$(18,124)	(15.5)%	1.05	1.29

Net sales of $93.9 million for the first quarter of 2005 were up $3.0 million or 3.3%, from the comparable 2004 period. By segment, ion beam and mechanical process equipment sales were down $7.5 million or 21.2%, while epitaxial process equipment sales were up $8.6 million or 61.4%, and metrology sales increased by $1.9 million or 4.6%. The decrease in ion beam and mechanical process equipment sales is principally attributable to decreases in the data storage market. The improvement in epitaxial process equipment sales is principally attributable to increases in the HB-LED/wireless market. The $1.9 million improvement in metrology sales is principally attributable to increased AFM sales to the semiconductor market. By region, sales in Europe improved by 56.7%, while sales in Japan declined by 25.7%. The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $98.9 million for the first quarter of 2005 decreased by $18.1 million, or 15.5%, from the comparable 2004 period. By segment, the 64.0% decrease in epitaxial process equipment orders was driven by a $22.8 million reduction in orders for MOCVD systems and an additional decrease in MBE orders of $1.5 million. The 11.6% reduction in ion beam and mechanical process equipment was due to decreased orders to data storage customers. The 36.4% increase in metrology orders was due to a $7.8 million increase in AFM and a $3.8 million increase in optical metrology products.

The Company’s book/bill ratio for the first quarter of 2005, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.05. During the quarter ended March 31, 2005, the Company experienced order cancellations of $3.0 million and the rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended March 31, 2005, was 40.0%, as compared to 40.5% in the first quarter of 2004.  Gross profit in the first quarter of 2004, was reduced by $1.5 million due to the acquisitions of TurboDisc and Aii. This charge was the result of purchase accounting adjustments due to the required capitalization of profit in inventory and permanent elimination of certain deferred revenue. Excluding the impact of this purchase accounting adjustment, gross profit as a percentage of net sales for the first quarter of 2004 was 42.1%.  This decrease from 42.1% to 40.0% was primarily due to declines in the epitaxial process equipment gross margins resulting from warranty issues and competitive pricing pressure in the MOCVD products market and the tool mix in MBE product market revenues.  The ion beam and mechanical process equipment gross margins increased from 35.1% to 36.0% primarily due to favorable mix and cost cutting measures at the Plainview ion beam facility, partially offset by higher overhead costs from the newly acquired MTI business.  Metrology gross margins decreased slightly from 52.9% to 51.8% due to less favorable product mix.

Selling, general and administrative expenses were $20.2 million, or 21.5% of sales, in the first quarter of 2005, compared with $19.9 million, or 21.9% in the first quarter of 2004. The $0.3 million increase is primarily attributable to higher administrative expenses related to the addition of senior level managers in the epitaxial process equipment group.

Research and development expense totaled $14.8 million in the first quarter of 2004, an increase of $0.8 million from the first quarter of 2004, due to increased spending in the epitaxial and ion beam and mechanical process equipment segments of approximately $1.0 million, partially offset by reductions of $0.2 million in metrology. As a percentage of sales, research and development increased in the first quarter of 2005 to 15.8% from 15.4% for the first quarter of 2004.

Amortization expense totaled $4.5 million in the first quarter of 2005 versus $4.9 million in the first quarter of 2004, due to reductions in amortization expense for intangibles that were fully amortized during 2004 partially offset by approximately $0.4 million of additional amortization expense related to the MTI acquisition.

Other income, net, of $0.1 million for the first quarter of 2005 primarily consisted of rental income for subleased facility space, compared to $0.3 million in the first quarter of 2004, which was principally due to foreign exchange gains.

Net interest expense in the first quarter of 2005 was $2.1 million compared to $2.2 million in the first quarter of 2004.

Income taxes for the quarter ended March 31, 2005, consisted of a foreign income tax provision of $0.7 million, as compared with a benefit of $1.2 million, or 31.0% of loss before income taxes in 2004.  For the year ended December 31, 2004, in accordance with the provisions of Statement of Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes,  the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against the balance of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences.   For the quarter ended March 31, 2005, the Company incurred a domestic net loss and, accordingly, established a valuation allowance to offset the domestic deferred tax asset.  If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Liquidity and Capital Resources

The Company had a net increase in cash of $0.4 million for the three months ended March 31, 2005. Cash provided by operations was $14.4 million for this period, as compared to cash provided by operations of $3.8 million for the comparable 2004 period. Net loss adjusted for non-cash items provided operating cash flows of $3.1 million for the three months ended March 31, 2005, compared to $2.9 million for the comparable 2004 period. Included in the net cash provided by operations for the three months ended March 31, 2005 was a decrease in net operating assets and liabilities of $11.3 million. Accounts receivable for the three months ended March 31, 2005, decreased by $11.4 million, primarily as a result of lower sales volumes and favorable timing of collections in Japan and Asia-Pacific.  During the three months ended March 31, 2005, inventories decreased by approximately $5.4 million, principally due to an inventory reduction in the epitaxial process equipment business from the shipment of tools and a reduction of purchases during the first quarter of 2005.  During the three months ended March 31, 2005, accounts payable decreased by $1.8 million due to the timing of payment of certain invoices. Accrued expenses and other current liabilities decreased $1.8 million during the three months ended March 31, 2005, due to $5.2 million total reductions in payroll, restructuring, warranty and other accruals, partially offset by $3.4 million in increases for the required semi-annual interest payment of the subordinated notes and deferred gross profit.

Cash used in investing activities of $14.7 million for the three months ended March 31, 2005, resulted from aggregate earn-out payments of $15.0 million to Emcore, the former owner of TurboDisc, and to the previous shareholders of Nanodevices, and capital expenditures of $1.8 million, partially offset by $2.2 million in proceeds from the sale of assets held for sale.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s $50.0 million revolving credit facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next three years. The Company believes it will be able to meet its obligation to repay the outstanding $220 million subordinated notes that mature on December 21, 2008, through a combination of conversion of the notes outstanding, refinancing, cash generated from operations and/or other means.

The Company is potentially liable for payment of earn-out features to the former owners of the businesses acquired in 2003 based on revenue targets achieved by the acquired businesses.  The maximum remaining amounts of these contingent liabilities is $9.0 million to the former shareholders of Aii over a two-year period, $1.1 million to Nanodevices, over a two-year period and $6.9 million to Emcore Corporation, the former owner of TurboDisc, over a one-year period.  Any amounts payable are to be paid during the first quarter of 2006 and 2007 to the former owners of Aii and Nanodevices and during the first quarter of 2006 to Emcore.  These payments are based on a set percentage of revenues in excess of certain targets for the preceding fiscal year.  Therefore, it is not possible to calculate the amounts, if any, that may be due for each year.

On March 15, 2005, the Company terminated its $100.0 million revolving credit facility which had been established on April 19, 2001 and entered into a new revolving credit facility which provides for borrowings of up to $50.0 million (the “Facility”). The Facility’s annual interest rate is a floating rate equal to the prime rate of the agent bank plus  1/4% and in the event the Company’s ratio of debt to cash flow is below a defined amount, is adjustable to a minimum rate equal to the prime rate. A LIBOR based interest rate option is also provided. The Facility has a term of three years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other requirements, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is required to satisfy certain financial tests under the Facility and substantially all of the assets of the Company and its material domestic subsidiaries, other than real estate, have been pledged to secure the Company’s obligations under the Facility. As of March 31, 2005, no borrowings were outstanding under the Facility.

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

Revenue Recognition:  The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which superseded the earlier related guidance in SAB No. 101, Revenue Recognition in Financial Statements. Certain of our product sales are accounted for as multiple-element arrangements in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At March 31, 2005 and December 31, 2004, $2.3 million and $1.2 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

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

Warranty Costs:  The Company estimates the costs that may be incurred under the warranty it provides and records a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. The Company’s warranty obligation is affected by product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. As the Company’s customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from the Company’s estimates, revisions to the estimated warranty liability would be required.

Deferred Tax Valuation Allowance:  As part of the process of preparing Veeco’s Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Veeco’s condensed consolidated balance sheet. The carrying value of deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of net operating loss and tax credit carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

For the year ended December 31, 2004, the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against the balance of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical losses and losses incurred during 2004 represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

At March 31, 2005, we have foreign deferred tax assets, net of valuation allowances, of $2.9 million. We believe it is more likely than not that we will be able to realize these assets through the reduction of future taxable income.

Other Recent Accounting Pronouncements: On December 16, 2004, the Financial Accounting Standards Board  issued SFAS  No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not yet determined whether it will adopt SFAS No. 123(R) using the modified prospective method or the modified retrospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on consolidated results of operations, although it will have no impact on the Company’s overall consolidated financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per common share in Note 1 to Veeco’s Condensed Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce consolidated net operating cash flows and increase consolidated net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the Company did not recognize an amount of consolidated operating cash flows for such excess tax deductions in 2005 or 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Veeco’s net sales to foreign customers represented approximately 65.1% of Veeco’s total net sales for the three months ended March 31, 2005, and 66.1% for the comparable 2004 period. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 21.4% of Veeco’s total net sales for the three months ended March 31, 2005, and 24.0% for the comparable 2004 period. The aggregate foreign currency exchange gain included in determining the consolidated results of operations was approximately $0.0 and $0.1 million, net of approximately $0.0 and $0.2 million of hedging gains on forward exchange contracts, for the three months ended March 31, 2005 and 2004, respectively. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. Veeco uses derivative financial instruments to mitigate these risks. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $3.6 million for the three months ended March 31, 2005. As of March 31, 2005, the Company had entered into forward contracts for the month of April for the notional amount of approximately $18.7 million, which approximates the fair market value on March 31, 2005.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 11, 2005, the Company issued a press release announcing, among other things (a) the postponement of the release of its financial results for the fourth quarter and full year ended December 31, 2004 pending completion of an internal investigation of improper accounting transactions at its TurboDisc business unit and (b) Veeco’s expectation that this investigation would  lead to adjustments requiring the restatement of the Company’s financial statements previously issued for the three quarterly periods and nine months ended September 30, 2004.

Following the February 11 announcement, ten putative class action shareholder lawsuits were filed in federal court in the Southern District of New York and in the Eastern District of New York asserting claims for violation of federal securities laws on behalf of persons who acquired the Company’s securities during the period beginning November 3, 2003 or April 26, 2004 and ending February 10, 2005. The lawsuits name Veeco, its Chairman and Chief Executive Officer, and its Executive Vice President and Chief Financial Officer as defendants, and seek unspecified damages. The lawsuits allege claims against all defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and claims against the individual defendants for violations of Section 20(b) of the Exchange Act. Although these proceedings are in the preliminary stages, the Company expects that these lawsuits will be consolidated into a single action in which an amended and consolidated complaint will be filed.  Although the Company believes these lawsuits are without merit and intends to defend vigorously against the claims the lawsuits could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation.

In addition, during March 2005, three shareholder derivative lawsuits were filed in federal court in the Eastern District of New York against the Company’s directors and certain of its officers for breaches of fiduciary duties relating to the improper accounting transactions at the TurboDisc business unit. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision had been made on whether the Company can or should pursue such claims.  In addition, the Company has received a letter on behalf of a shareholder demanding that the Company commence legal action against its directors and certain of its officers for these same matters.  The letter states that, if the Board does not commence such an action within a reasonable period of time, the shareholder will commence a derivative action on the Company’s behalf.  These lawsuits seek damages allegedly sustained by the Company and the return of all bonuses, restricted stock, stock options and other incentive compensation.  An unfavorable outcome or prolonged litigation in these matters could materially harm the Company’s business.

The Company is involved in various other legal proceedings arising in the normal course of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 6. Exhibits.

Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Credit Agreement, dated as of March 15, 2005, among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	*

10.2	Security Agreement, dated as of March 15, 2005, among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2005

Veeco Instruments Inc.

By:	/s/ EDWARD H. BRAUN
Edward H. Braun Chairman and Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr. Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Credit Agreement, dated as of March 15, 2005, among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	*

10.2	Security Agreement, dated as of March 15, 2005, among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*                                         Filed herewith