Form 10-Q
period 2005-06-30
VEECO INSTRUMENTS INC
filed 2005-08-03
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

29,939,729 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 25, 2005.

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

Part I. Financial Information

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2005	2004

Net sales	$103,415	$99,246
Cost of sales	59,989	58,331
Gross profit	43,426	40,915
Costs and expenses:
Selling, general and administrative expense	21,435	21,686
Research and development expense	15,863	14,589
Amortization expense	4,026	4,575
Other expense (income), net	70	(355)
Total operating expenses	41,394	40,495
Operating income	2,032	420
Interest expense, net	1,959	2,239
Income (loss) before income taxes	73	(1,819)
Income tax provision (benefit)	522	(162)
Net loss	$(449)	$(1,657)

Net loss per common share	$(0.02)	$(0.06)

Diluted net loss per common share	$(0.02)	$(0.06)

Weighted average shares outstanding	29,863	29,649
Diluted weighted average shares outstanding	29,863	29,649

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Net sales	$197,265	$190,109
Cost of sales	116,307	112,396
Gross profit	80,958	77,713
Costs and expenses:
Selling, general and administrative expense	41,606	41,576
Research and development expense	30,687	28,616
Amortization expense	8,516	9,471
Other income, net	(28)	(641)
Total operating expenses	80,781	79,022
Operating income (loss)	177	(1,309)
Interest expense, net	4,105	4,438
Loss before income taxes	(3,928)	(5,747)
Income tax provision (benefit)	1,223	(1,380)
Net loss	$(5,151)	$(4,367)

Net loss per common share	$(0.17)	$(0.15)

Diluted net loss per common share	$(0.17)	$(0.15)

Weighted average shares outstanding	29,859	29,608
Diluted weighted average shares outstanding	29,859	29,608

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$109,356	$100,276
Accounts receivable, less allowance for doubtful accounts of $1,892 in 2005 and $2,420 in 2004	75,740	85,914
Inventories	100,420	110,643
Prepaid expenses and other current assets	6,214	9,039
Deferred income taxes	2,963	3,096
Total current assets	294,693	308,968
Property, plant and equipment at cost, less accumulated depreciation of $72,807 in 2005 and $67,565 in 2004	70,808	73,513
Goodwill	94,755	94,645
Purchased technology, less accumulated amortization of $45,649 in 2005 and $39,181 in 2004	62,120	68,587
Other intangible assets, less accumulated amortization of $21,750 in 2005 and $19,702 in 2004	23,780	25,007
Long-term investments	3,582	3,541
Other assets	3,953	2,652
Total assets	$553,691	$576,913

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,256	$25,476
Accrued expenses	44,361	63,438
Deferred profit	2,637	1,196
Income taxes payable	1,162	1,702
Current portion of long-term debt	364	354
Total current liabilities	76,780	92,166
Long-term debt, net of current portion	229,395	229,581
Other non-current liabilities	2,831	2,814
Shareholders’ equity	244,685	252,352
Total liabilities and shareholders’ equity	$553,691	$576,913

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Operating activities
Net loss	$(5,151)	$(4,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,080	15,917
Deferred income taxes	(101)	(4,665)
Other	83	(19)
Changes in operating assets and liabilities:
Accounts receivable	6,281	(16,722)
Inventories	8,975	(11,209)
Accounts payable	2,953	8,915
Accrued expenses, deferred profit and other current liabilities	(2,428)	17,428
Other, net	(1,598)	1,207
Net cash provided by operating activities	24,094	6,485

Investing activities
Capital expenditures	(4,550)	(5,934)
Payment for net assets of businesses acquired	(15,038)	—
Proceeds from sale of property, plant and equipment and assets held for sale	2,178	2,641
Net maturities of long-term investments	(41)	4,384
Net cash (used in) provided by investing activities	(17,451)	1,091

Financing activities
Proceeds from stock issuance	1,041	2,874
Repayment of long-term debt	(176)	(166)
Net cash provided by financing activities	865	2,708
Effect of exchange rates on cash and cash equivalents	1,572	301
Net change in cash and cash equivalents	9,080	10,585
Cash and cash equivalents at beginning of period	100,276	106,830
Cash and cash equivalents at end of period	$109,356	$117,415

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Net loss per common share and diluted net loss per common share are computed using the weighted average number of common shares outstanding during the period.  The effect of approximately 140,000 and 158,000 common equivalent shares for the three and six months ended June 30, 2005, respectively, and the effect of approximately 528,000 and 644,000 common equivalent shares for the three and six months ended June 30, 2004, respectively, were antidilutive, and therefore, are not included in the weighted average shares outstanding.  In addition, the effect of the assumed conversion of subordinated convertible debentures into approximately 5.7 million common equivalent shares is antidilutive for the three and six months ended June 30, 2005 and 2004, and therefore is not included in the diluted weighted average shares outstanding.

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock option compensation expense is reflected in net loss, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions, under which stock option compensation expense would be recognized as incurred, of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net loss, as reported	$(449)	$(1,657)	$(5,151)	$(4,367)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,192)	(3,073)	(25,216)	(5,928)
Pro forma net loss	$(21,641)	$(4,730)	$(30,367)	$(10,295)

Net loss per common share:
Net loss and diluted net loss per common share, as reported	$(0.02)	$(0.06)	$(0.17)	$(0.15)
Net loss and diluted net loss per common share, pro forma	$(0.72)	$(0.16)	$(1.02)	$(0.35)

On April 12, 2005, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved the acceleration of vesting of unvested, out-of-the-money stock options granted prior to September 1, 2004 under Veeco’s stock option plans.  An option was considered out-of-the-money if the option exercise price was greater than the closing price of Veeco’s common stock on the NASDAQ National Market on April 11, 2005 ($15.26), the last trading day before the Committee approved the acceleration.  As a result of this action, options to purchase approximately 2,522,000 shares of Veeco’s common stock became immediately exercisable, including options held by Veeco’s executive officers to purchase approximately 852,000 shares of common stock.  The weighted average exercise price of the options accelerated was $21.24.

The purpose of the accelerated vesting was to eliminate future compensation expense that Veeco would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption by Veeco of SFAS No. 123(R) (See Note 2).  In addition, because many of these options had exercise prices significantly in excess of current market values, they were not providing an effective means of employee retention and incentive compensation.  The future compensation expense that will be avoided, based on Veeco’s implementation date for SFAS No. 123(R) of January 1, 2006, is approximately $7.9 million in 2006 and

$3.6 million in 2007.  Pro forma net loss for the three and six months ended June 30, 2005, presented above, includes the impact of the accelerated vesting.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Note 2—Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission extended the adoption date of SFAS No. 123(R) to no later than the beginning of the first fiscal year beginning after June 15, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) as of January 1, 2006.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs- an amendment to ARB No. 43, Chapter 4.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as previously stated in ARB No. 43.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of this statement will have a significant impact on the Company’s consolidated financial position or results of operations.

Note 3—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	June 30, 2005	December 31, 2004
	(In thousands)

Raw materials	$50,519	$52,301
Work-in-progress	34,837	35,004
Finished goods	15,064	23,338
	$100,420	$110,643

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

	Six Months Ended June 30,
	2005	2004
	(In thousands)

Balance as of January 1	$6,771	$3,904
Warranties issued during the period	2,833	2,628
Settlements made during the period	(3,160)	(1,523)
Balance as of June 30	$6,444	$5,009

Note 4—Segment Information

The Company currently uses three separate reporting segments to manage the business, review operating results, assess performance and allocate resources.  The first segment, called “ion beam and mechanical process equipment,” combines the etch, deposition and dicing and slicing products sold mostly to data storage customers. This segment includes the production facilities in Plainview, New York, Ft. Collins, Colorado and Camarillo, California. The second segment, called “epitaxial process equipment,” includes the Molecular Beam Epitaxy and Metal Organic Chemical Vapor Deposition products primarily sold to high brightness light emitting diode and wireless telecommunications customers. This segment includes the production facilities in St. Paul, Minnesota and Somerset, New Jersey. The third segment, called “metrology,” represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and thin film magnetic heads and includes Veeco’s broad line of atomic force microscopes, optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This segment includes the production facilities in Santa Barbara, California and Tucson, Arizona.

The Company evaluates the performance of its reportable segments based on income or loss from operations before interest, income taxes and amortization (EBITA). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from segment profit primarily consist of interest, amortization, income taxes, corporate expenses, as well as other unusual charges for purchased in-process technology, restructuring and asset impairment charges and merger-related costs. Corporate expenses are comprised primarily of general and administrative expenses.

The following table presents certain data pertaining to the reportable product segments of the Company for the three and six months ended June 30, 2005 and 2004, and at June 30, 2005 and December 31, 2004, in thousands:

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate Amount	Total

Three Months Ended June 30, 2005
Net sales	$46,600	$14,557	$42,258	$—	$103,415
Income (loss) before interest, taxes and amortization (“EBITA”)	7,399	(5,130)	6,517	(2,728)	6,058
Interest expense, net	—	—	—	1,959	1,959
Amortization expense	920	2,374	457	275	4,026
Income (loss) before income taxes	6,479	(7,504)	6,060	(4,962)	73
Three Months Ended June 30, 2004
Net sales	37,905	19,078	42,263	—	99,246
Income (loss) before interest, taxes and amortization (“EBITA”)	2,433	(1,772)	6,391	(2,057)	4,995
Interest expense, net	—	—	—	2,239	2,239
Amortization expense	1,051	2,457	759	308	4,575
Income (loss) before income taxes	1,382	(4,229)	5,632	(4,604)	(1,819)
Six Months Ended June 30, 2005
Net sales	74,439	37,080	85,746	—	197,265
Income (loss) before interest, taxes and amortization (“EBITA”)	6,644	(7,077)	14,279	(5,153)	8,693
Interest expense, net	—	—	—	4,105	4,105
Amortization expense	2,140	4,748	1,038	590	8,516
Income (loss) before income taxes	4,504	(11,825)	13,241	(9,848)	(3,928)
Total assets as of June 30, 2005	175,221	127,972	132,214	118,284	553,691
Six Months Ended June 30, 2004
Net sales	73,253	33,035	83,821	—	190,109
Income (loss) before interest, taxes and amortization (“EBITA”)	4,591	(3,449)	12,453	(3,935)	9,660
Interest expense, net	—	—	—	4,438	4,438
Amortization expense	2,302	5,014	1,543	612	9,471
Merger, restructuring and other	—	—	—	1,498	1,498
Income (loss) before income taxes	2,289	(8,463)	10,910	(10,483)	(5,747)

Total assets as of December 31, 2004	$184,266	$144,021	$140,654	$107,972	$576,913

Corporate total assets are comprised principally of cash at June 30, 2005 and December 31, 2004.

The following table outlines the components of net goodwill by business segment at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004

Ion Beam and Mechanical Process Equipment	$27,395	$27,276
Epitaxial Process Equipment	39,141	39,091
Metrology	28,219	28,278
Total	$94,755	$94,645

Note 5—Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss, adjusted for foreign currency translation adjustments.  The Company had no other sources affecting comprehensive loss.  The Company had total comprehensive loss of $2.4 million and $8.7 million for the three and six months ended June 30, 2005, respectively, and $2.7 million and $4.8 million for the three and six months ended June 30, 2004, respectively.

Note 6—Restructuring

2004 Merger and Restructuring Charges

As a result of the acquisition of Manufacturing Technology, Inc. and the resulting plan of consolidation of the two facilities in Ventura and Camarillo, California, certain long-lived assets of Advanced Imaging, Inc. were classified as held for sale as of December 31, 2004. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these long-lived assets were measured at the lower of their carrying amount or fair value less cost to sell.  Fair value was determined by the Company based upon the actual sale proceeds, which were received in February 2005 and April 2005. Approximately $2.2 million of fixed assets held for sale are included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets at December 31, 2004.

In conjunction with the plan announced by the Company in October 2004 to reduce employment levels by 10% in 2005, the Company recorded restructuring and other expenses of approximately $3.6 million in the fourth quarter of 2004. The $3.6 million charge consisted of $2.8 million of personnel severance costs and a $0.8 million accrual for costs related to an internal investigation of improper accounting transactions at the Company’s TurboDisc business unit.

The $2.8 million charge for personnel costs included severance-related costs for approximately 107 employees, which included management, administration and manufacturing employees located at the Company’s Plainview, New York and Camarillo, California (ion beam and mechanical process equipment) operations, the Somerset, New Jersey and St. Paul, Minnesota (epitaxial process equipment) operations, the Santa Barbara, California and Tucson, Arizona (metrology) facilities, the sales and service offices located in France, England and Singapore, and the corporate offices in Woodbury, New York. As of June 30, 2005, approximately $2.3 million has been paid and approximately $0.5 million remains accrued. The remainder is expected to be paid by the fourth quarter of 2005.

The $0.8 million charge for costs related to the internal investigation of improper accounting transactions at the Company’s TurboDisc business unit included accounting, legal and other auditing fees performed by external consultants who assisted with the investigation.  As of June 30, 2005, all costs have been paid and no amount remains accrued.

A reconciliation of the liability for the merger and restructuring charges during 2004 relating to severance and investigation costs is as follows (in millions):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$1.0	$0.4	$0.4	$1.8	$3.6
Cash payments during 2004	0.3	—	0.1	0.3	0.7
Cash payments during the six months ended June 30, 2005	0.6	0.4	0.3	1.1	2.4
Balance as of June 30, 2005	$0.1	$—	$—	$0.4	$0.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor, high brightness light emitting diode (“HB-LED”) and wireless telecommunications industries. Veeco’s products also enable advancements in the growing field of nanoscience and other areas of scientific and industrial research. Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (“TFMHs”) for the data storage industry and the HB-LED and wireless telecommunications industries. The Company currently uses three separate reporting segments to manage the business, review operating results, assess performance and allocate resources.  The first segment, called “ion beam and mechanical process equipment” combines the etch, deposition, precision lapping and slicing and dicing products sold mostly to data storage customers.  The second segment, called “epitaxial process equipment” includes the Molecular Beam Epitaxy (“MBE”) and Metal Organic Chemical Vapor Deposition (“MOCVD”) products primarily sold to HB-LED and wireless telecommunications customers.  The third segment, called “metrology” represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and TFMHs, and includes our broad line of atomic force microscopes (“AFMs”), optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions include key research instruments used by many universities, scientific laboratories and industrial applications.

During the past several years, we have strengthened our product lines through strategic acquisitions.  In our metrology business, in June 2003, we purchased the atomic force microscope probe business from Nanodevices Inc. (“Nanodevices”) for approximately $6.0 million, including transaction costs, plus a potential future earn-out payment of up to $4.0 million based on the achievement of certain operating measures.  Through June 30, 2005, the Company has made earn-out payments totaling $2.9 million relating to this acquisition.  In our epitaxial process equipment business, we purchased the TurboDisc business from Emcore Corporation (“Emcore”) in November 2003 for approximately $63.7 million, including transaction costs, plus a potential future earn-out payment of up to $20.0 million based on the achievement of certain operating measures.  Through June 30, 2005, the Company has made earn-out payments totaling $13.1 million to Emcore.  In our ion beam and mechanical process equipment business, we acquired the precision bar lapping company, Advanced Imaging, Inc. (“Aii”), in November 2003 for approximately $61.4 million, including transaction costs, plus a potential future earn-out payment of up to $9.0 million based on the achievement of certain operating measures.  To date, the operating measures which trigger the Aii earn-out have not been achieved.  Most recently, in our ion beam and mechanical process equipment business, Veeco expanded its TFMH “slider” technologies to include slicing and dicing processes, which are critical to controlling thin film head fly height, through the purchase of Manufacturing Technology, Inc. (“MTI”) for $9.5 million.

We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world.

Highlights of the Second Quarter of 2005:

•                       Sales were $103.4 million, up 4.2% from $99.2 million in the second quarter of 2004, and up 10.2% sequentially from $93.9 million in the first quarter of 2005.

•                       Orders were $118.6 million, down 5.0% from $124.7 million in the second quarter of 2004, and up 19.9% sequentially from $98.9 million in the first quarter of 2005.

•                       Net loss of $0.4 million, compared with a net loss of $1.7 million in the second quarter of 2004.

•                       Cash and cash equivalents increased $8.7 million, compared with an increase of $5.6 million in the second quarter of 2004.

Highlights of the First Half of 2005:

•                       Sales were $197.3 million, up 3.8% from $190.1 million in the first half of 2004.

•                       Orders were $217.5 million, down 10.1% from $241.8 million in the first half of 2004.

•                       Net loss of $5.2 million, compared with a net loss of $4.4 million in the first half of 2004.

•                       Cash and cash equivalents increased $9.1 million, after the effect of making earn-out payments during the first quarter totaling $15.0 million relating to acquisitions, compared with an increase of $10.6 million in the first half of 2004.

Current Business Conditions/Outlook:

In the first half of 2005, Veeco reported sales of $197.3 million, a 3.8% increase from the $190.1 million reported in the first half of 2004.  Veeco’s bookings for the first six months of 2005 of $217.5 million reflected increased demand from our data storage customers who are currently investing in capacity expansions for consumer micro-drive applications and advanced development programs for next generation TFMHs.  Second quarter data storage orders increased 33% sequentially to $60.4 million after two strong quarters in the fourth quarter of 2004 and the first quarter of 2005.  Data storage orders were at a record level in the second quarter of 2005.  Veeco has also experienced increased order rates in the first half of 2005 for the semiconductor and scientific research markets when compared to the first half of 2004.  Of the major industries served by Veeco, only orders from Veeco’s HB-LED/wireless customers declined in the first half of 2005 as compared with the first half of 2004.  This decline was anticipated given the high level of equipment purchased by HB-LED/wireless customers in the first half of 2004 and the absorption of this capital equipment in 2005.  Veeco’s overall order rate in the first half of 2005 increases the Company’s backlog and supports Veeco’s outlook for flat to moderately higher revenues in 2005, compared to 2004.

Veeco implemented a plan to improve the Company’s profitability in 2005.  This plan is based on headcount reductions, which were taken in the fourth quarter of 2004, as well as a product mix expectation for 2005 revenues that Veeco expects will lead to increased gross margins.  The Company currently expects higher 2005 revenues in ion beam products, lower 2005 revenues in epitaxial equipment products and stability in its metrology revenues as compared to 2004.  This revenue mix change, as well as other factors such as improved pricing and volume increases in some product lines, is expected to result in higher gross margins in each subsequent quarter of 2005 compared with 2004.  In the second quarter, Veeco’s gross margins increased to 42%, consistent with its plan, 2% better than the 40% reported in the first quarter.  Veeco expects gross margins to increase again in the third and fourth quarters of 2005.

Technology changes are continuing in all of Veeco’s markets: the continued ramp of capacity for 80 GB hard drives in data storage and investments in next generation drives for smaller form factor hard disk drive consumer device applications; the increased use of Veeco’s automated AFMs for sub 110 nanometer semiconductor applications; the opportunity for Veeco’s MOCVD and MBE products to further penetrate the emerging HB-LED and wireless market; and the continued funding of nanoscience research which is one driver of Veeco’s scientific research business.  While Veeco’s customers remain cautious regarding capital spending, they are placing orders for certain of Veeco process equipment and metrology products that enable the production of their next generation products.  Veeco remains well positioned to provide leadership technologies for growth applications in semiconductor, data storage, HB-LED/wireless and scientific research.

Results of Operations:

Three Months Ended June 30, 2005 and 2004

The following tables show selected items of Veeco’s Condensed Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended June 30, 2005 and 2004 and the analysis of sales and orders for the same periods between our segments, industries and regions (in thousands):

	Three Months Ended June 30,				Dollar Incr/(Decr)
	2005		2004		Year to Year

Net sales	$103,415	100.0%	$99,246	100.0%	$4,169
Cost of sales	59,989	58.0	58,331	58.8	1,658
Gross profit	43,426	42.0	40,915	41.2	2,511
Operating expenses:
Selling, general and administrative expense	21,435	20.7	21,686	21.9	(251)
Research and development expense	15,863	15.3	14,589	14.7	1,274
Amortization expense	4,026	3.9	4,575	4.6	(549)
Other expense (income), net	70	0.1	(355)	(0.4)	425
Total operating expenses	41,394	40.0	40,495	40.8	899
Operating income	2,032	2.0	420	0.4	1,612
Interest expense, net	1,959	1.9	2,239	2.2	(280)
Income (loss) before income taxes	73	0.1	(1,819)	(1.8)	1,892
Income tax provision (benefit)	522	0.5	(162)	(0.1)	684

Net loss	$(449)	(0.4)%	$(1,657)	(1.7)%	$1,208

	Sales				Orders
	Three Months Ended June 30,		Dollar and Percentage Incr/(Decr)		Three Months Ended June 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2005	2004	Year to Year		2005	2004	Year to Year		2005	2004

Segment Analysis
Ion Beam and Mechanical Process Equipment	$46,600	$37,905	$8,695	22.9%	$55,995	$26,938	$29,057	107.9%	1.20	0.71
Epitaxial Process Equipment	14,557	19,078	(4,521)	(23.7)	12,392	55,786	(43,394)	(77.8)	0.85	2.92
Metrology	42,258	42,263	(5)	—	50,166	42,016	8,150	19.4	1.19	0.99
Total	$103,415	$99,246	$4,169	4.2%	$118,553	$124,740	$(6,187)	(5.0)%	1.15	1.26

Industry Analysis
Data Storage	$47,370	$35,510	$11,860	33.4%	$60,391	$26,440	$33,951	128.4%	1.27	0.74
HB-LED/wireless	13,905	20,947	(7,042)	(33.6)	13,278	51,112	(37,834)	(74.0)	0.95	2.44
Semiconductor	16,896	15,517	1,379	8.9	18,966	22,258	(3,292)	(14.8)	1.12	1.43
Research and Industrial	25,244	27,272	(2,028)	(7.4)	25,918	24,930	988	4.0	1.03	0.91
Total	$103,415	$99,246	$4,169	4.2%	$118,553	$124,740	$(6,187)	(5.0)%	1.15	1.26

Regional Analysis
US	$29,842	$40,936	$(11,094)	(27.1)%	$31,360	$57,165	$(25,805)	(45.1)%	1.05	1.40
Europe	23,006	17,207	5,799	33.7	22,728	13,848	8,880	64.1	0.99	0.80
Japan	20,769	15,374	5,395	35.1	19,060	19,066	(6)	—	0.92	1.24
Asia-Pacific	29,798	25,729	4,069	15.8	45,405	34,661	10,744	31.0	1.52	1.35
Total	$103,415	$99,246	$4,169	4.2%	$118,553	$124,740	$(6,187)	(5.0)%	1.15	1.26

Net sales of $103.4 million for the second quarter of 2005 were up 4.2% from the comparable 2004 period.  By segment, ion beam and mechanical process equipment sales were up $8.7 million or 22.9%, while epitaxial process equipment sales were down $4.5 million or 23.7%.  Metrology sales remained stable. The improvement in ion beam and mechanical process equipment sales is principally attributable to increased purchases by data storage customers resulting from a continued industry increase in capacity as well as technology investment in next-generation, higher areal density perpendicular thin film heads.  The decrease in epitaxial process equipment sales is principally attributable to decreased purchases by HB-LED/wireless customers.  By region, sales in Europe, Japan and Asia Pacific increased by 33.7%, 35.1% and 15.8%, respectively, while sales in the U.S. declined by 27.1%.  The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $118.6 million for the second quarter of 2005 decreased by $6.2 million, or 5.0%, from the comparable 2004 period.  By segment, the 77.8% decrease in epitaxial process equipment orders was driven by a $35.4 million reduction in orders for MOCVD systems and an additional decrease in MBE orders of $8.0 million.  The 107.9% increase in ion beam and mechanical process equipment was due to increased orders to data storage customers.  The 19.4% increase in metrology orders was due to a $0.8 million increase in AFM orders and a $7.4 million increase in optical metrology orders.

The Company’s book/bill ratio for the second quarter of 2005, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.15.  During the quarter ended June 30, 2005, the Company experienced order cancellations of $1.3 million and the rescheduling of order delivery dates by customers.  The Company’s backlog as of June 30, 2005, was approximately $155.6 million.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended June 30, 2005, was 42.0%, as compared to 41.2% in the second quarter of 2004. The ion beam and mechanical process equipment gross margins increased from 35.2% to 42.7% primarily due to increased volume and favorable price mix as well as cost cutting measures at the Plainview ion beam facility.  Epitaxial process equipment gross margins declined from 22.6% to 17.8%, primarily due to the lower sales volumes.  Metrology gross margins decreased from 55.0% to 49.7% due to a less favorable product mix of AFM products.

Selling, general and administrative expenses were $21.4 million, or 20.7% of sales, in the second quarter of 2005, compared with $21.7 million, or 21.9% in the second quarter of 2004.  The $0.3 million decrease is primarily attributable to cost reduction initiatives and lower commission costs, partially offset by annual salary increases and increased costs from the MTI acquisition.

Research and development expense totaled $15.9 million in the second quarter of 2005, an increase of $1.3 million from the second quarter of 2004, due to the acceleration of new products in ion beam and mechanical process equipment and epitaxial process equipment.  As a percentage of sales, research and development increased in the second quarter of 2005 to 15.3% from 14.7% for the second quarter of 2004.

Amortization expense totaled $4.0 million in the second quarter of 2005 compared to $4.6 million in the second quarter of 2004, due to reductions in amortization expense for intangible assets that were fully amortized.

Other expense, net, of $0.1 million and other income, net, of $0.4 million in the second quarter of 2005 and the second quarter of 2004, respectively, was principally due to foreign exchange gains and losses and loss on the sale of property, plant and equipment.

Net interest expense in the second quarter of 2005 was $2.0 million compared to $2.2 million in the second quarter of 2004.

Income taxes for the quarter ended June 30, 2005, amounted to $0.5 million, principally for foreign taxes, compared with a benefit of $0.2 million in the second quarter of 2004.  For the year ended December 31, 2004, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against the balance of its domestic net deferred tax assets, which consists of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  For the quarter ended June 30, 2005, the Company incurred a domestic net loss and, accordingly, established a valuation allowance to offset domestic deferred tax assets.  If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Six Months Ended June 30, 2005 and 2004

The following tables show selected items of Veeco’s Condensed Consolidated Statements of Operations, percentages of sales and comparisons between the six months ended June 30, 2005 and 2004 and the analysis of sales and orders for the same periods between our segments, industries and regions (in thousands):

	Six Months Ended June 30,				Dollar Incr/(Decr) Year to Year
	2005		2004

Net sales	$197,265	100.0%	$190,109	100.0%	$7,156
Cost of sales	116,307	59.0	112,396	59.1	3,911
Gross profit	80,958	41.0	77,713	40.9	3,245
Operating expenses:
Selling, general and administrative expense	41,606	21.1	41,576	21.9	30
Research and development expense	30,687	15.5	28,616	15.0	2,071
Amortization expense	8,516	4.3	9,471	5.0	(955)
Other income, net	(28)	—	(641)	(0.3)	613
Total operating expenses	80,781	40.9	79,022	41.6	1,759
Operating income (loss)	177	0.1	(1,309)	(0.7)	1,486
Interest expense, net	4,105	2.1	4,438	2.3	(333)
Loss before income taxes	(3,928)	(2.0)	(5,747)	(3.0)	1,819
Income tax provision (benefit)	1,223	0.6	(1,380)	(0.7)	2,603

Net loss	$(5,151)	(2.6)%	$(4,367)	(2.3)%	$(784)

	Sales				Orders
	Six Months Ended June 30,		Dollar and Percentage Incr/(Decr)		Six Months Ended June 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2005	2004	Year to Year		2005	2004	Year to Year		2005	2004

Segment Analysis
Ion Beam and Mechanical Process Equipment	$74,439	$73,253	$1,186	1.6%	$97,792	$74,206	$23,586	31.8%	1.31	1.01
Epitaxial Process Equipment	37,080	33,035	4,045	12.2	26,020	93,686	(67,666)	(72.2)	0.70	2.84
Metrology	85,746	83,821	1,925	2.3	93,678	73,909	19,769	26.7	1.09	0.88
Total	$197,265	$190,109	$7,156	3.8%	$217,490	$241,801	$(24,311)	(10.1)%	1.10	1.27

Industry Analysis
Data Storage	$72,985	$66,966	$6,019	9.0%	$105,694	$71,388	$34,306	48.1%	1.45	1.07
HB-LED/wireless	36,209	37,977	(1,768)	(4.7)	27,245	90,093	(62,848)	(69.8)	0.75	2.37
Semiconductor	34,250	28,821	5,429	18.8	33,394	32,321	1,073	3.3	0.98	1.12
Research and Industrial	53,821	56,345	(2,524)	(4.5)	51,157	47,999	3,158	6.6	0.95	0.85
Total	$197,265	$190,109	$7,156	3.8%	$217,490	$241,801	$(24,311)	(10.1)%	1.10	1.27

Regional Analysis
US	$62,602	$71,771	$(9,169)	(12.8)%	$68,624	$101,238	$(32,614)	(32.2)%	1.10	1.41
Europe	44,200	30,729	13,471	43.8	32,702	26,552	6,150	23.2	0.74	0.86
Japan	34,984	34,510	474	1.4	36,411	35,591	820	2.3	1.04	1.03
Asia-Pacific	55,479	53,099	2,380	4.5	79,753	78,420	1,333	1.7	1.44	1.48
Total	$197,265	$190,109	$7,156	3.8%	$217,490	$241,801	$(24,311)	(10.1)%	1.10	1.27

Net sales of $197.3 million for the six months ended June 30, 2005 were up $7.2 million or 3.8% from the comparable 2004 period.  By segment, ion beam and mechanical process equipment sales were up $1.2 million or 1.6%, epitaxial process equipment sales were up $4.0 million or 12.2%, and metrology sales increased by $1.9 million or 2.3%.  The improvement in ion beam and mechanical process equipment sales is principally attributable to increases in the data storage and research and industrial markets, offset by a decline in the HB-LED/wireless market.  The improvement in epitaxial process equipment sales is principally attributable to shipments made from a backlog of orders previously received. The $1.9 million improvement in metrology sales is principally attributable to increased automated AFM sales, with increases in the data storage and semiconductor markets partially offset by a decline in sales in the research and industrial market.  By region, sales in Europe increased 43.8%, while sales in the U.S. declined by 12.8%.  The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $217.5 million for the six months ended June 30, 2005 represented a $24.3 million, or a 10.1%, decrease from the comparable 2004 period.  By segment, the 72.2% decrease in epitaxial process equipment orders was driven by a total of $58.2 million reduction in orders for MOCVD systems and an additional decrease in MBE orders of $9.5 million.  The 31.8% increase in ion beam and mechanical process equipment was due to increased orders from data storage customers. The 26.7% increase in metrology orders was due to an $8.7 million increase in AFM products and an $11.1 million increase in optical metrology products.

The Company’s book/bill ratio for the six months ended June 30, 2005, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.10.

Gross profit for the six months ended June 30, 2005, was 41.0%, as compared to 40.9% in the comparable period of 2004.  Gross profit in 2004 was negatively impacted by $1.5 million in purchase accounting adjustments relating to the acquisitions of TurboDisc and Aii.  These purchase accounting adjustments resulted from the required capitalization of profit in inventory and the permanent elimination of certain deferred revenue.  The ion beam and mechanical process equipment gross margins were 40.2% in the first six months of 2005, as compared to 34.9% in the same period in 2004.  The increase was primarily due to increased volume, favorable price mix and cost cutting measures at the Plainview ion beam facility during the six months ended June 30, 2005 and the effect of the $1.5 million in purchase accounting adjustments in 2004 described above.  Epitaxial process equipment gross margins in the first six months of 2005 were 20.4%, as compared to 21.3% in the prior year period.  This decrease was primarily due to higher warranty expenses for MOCVD products and an unfavorable product mix in MBE products.  Metrology gross margins decreased from 54.0% to 50.7% due to less favorable product mix of AFM products.

Selling, general and administrative expenses were $41.6 million, or 21.1% of sales in the six months ended June 30, 2005, compared with $41.6 million, or 21.9% in the six months ended June 30, 2004.

Research and development expense totaled $30.7 million during the first six months of 2005, an increase of $2.1 million from the first six months of 2004, due to the acceleration of new products in ion beam and mechanical process equipment and epitaxial process equipment.  As a percentage of sales, research and development expense increased during the six months ended June 30, 2005 to 15.6% from 15.0% for the corresponding period of 2004.

Other income, net, for the six months ended June 30, 2005, was insignificant, compared to $0.6 million for the six months ended June 30, 2004, which was principally due to foreign exchange gains and other items.

Net interest expense in the six months ended June 30, 2005 was $4.1 million compared to $4.4 million in the six months ended June 30, 2004.

Income taxes for the six months ended June 30, 2005, amounted to $1.2 million, principally for foreign taxes, compared with a benefit of $1.4 million in the six months ended June 30, 2004.  For the year ended December 31, 2004, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against the balance of its domestic net deferred tax assets, which consists of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  For the six months ended June 30, 2005, the Company incurred a domestic net loss and, accordingly, established a valuation allowance to offset domestic deferred tax assets.  If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Liquidity and Capital Resources

The Company had a net increase in cash and cash equivalents of $9.1 million in the six months ended June 30, 2005.  Cash provided by operations was $24.1 million for this period, as compared to cash provided by operations of $6.5 million for the comparable 2004 period. Net income adjusted for non-cash items provided operating cash flows of $9.9 million for the six months ended June 30, 2005, compared to $6.9 million for the comparable 2004 period. Accounts receivable for the six months ended June 30, 2005, decreased by $6.3 million, primarily as a result of the timing of collection activities in the Plainview Ion Beam division and in the Asia Pacific region as well as a reduction in days’ sales outstanding.  During the six months ended June 30, 2005, inventories decreased by approximately $9.0 million, mainly due to reductions in finished goods inventory for the sale of systems built during 2004, as well as inventory reductions throughout the process equipment businesses.  During the six months ended June 30, 2005, accounts payable increased by $3.0 million, principally as a result of an increase in the purchase of materials to meet shipment demand.  Accrued expenses and other current liabilities decreased $2.4 million during the six months ended June 30, 2005. This decrease is due to a reduction in accrued interest of $2.2 million related to the Company’s outstanding debt, $2.0 million for reduced merger and restructuring accruals, and a $1.9 reduction in customer deposits, partially offset by increased incentive compensation accruals of $2.6 million related to increased profitability, an increase of $1.4 million in deferred gross profits, plus net increases of $0.3 million in other items.

Cash used in investing activities of $17.5 million for the six months ended June 30, 2005, was mostly due to aggregate earn-out payments of $15.0 million to Emcore, the former owner of the TurboDisc business unit, and to the previous shareholders of Nanodevices, and capital expenditures of $4.6 million, partially offset by $2.2 million in proceeds from the sale of assets held for sale and property, plant and equipment.

Cash provided by financing activities of $0.9 million for the six months ended June 30, 2005, resulted from $1.1 million in stock issuance proceeds partially offset by $0.2 million in debt payments.

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

The Company is potentially liable for earn-out payments to the former owners of the businesses acquired in 2003 based on revenue targets achieved by each of the respective acquired businesses.  The maximum remaining amount of these contingent liabilities is $17.0 million consisting of $9.0 million to the former shareholders of Aii over a two-year period, $1.1 million to Nanodevices over a two-year period and $6.9 million to Emcore Corporation, the former owner of TurboDisc, over a one-year period.  Any amounts payable are to be paid during the first quarter of 2006 and 2007 to the former owners of Aii and Nanodevices and during the first quarter of 2006 to Emcore.  These payments are based on the Company achieving revenue in excess of certain targets for the preceding fiscal year.  It is not presently possible to calculate the amounts, if any, that may be due for each year.

On March 15, 2005, the Company terminated its $100.0 million revolving credit facility, which had been established on April 19, 2001, and entered into a new revolving credit facility, which provides for borrowings of up to $50.0 million (the “Facility”). The Facility’s annual interest rate is a floating rate equal to the prime rate of the agent bank plus 1/4% and in the event the Company’s ratio of debt to cash flow is below a defined amount, the annual interest rate is adjustable to a minimum rate equal to the prime rate. A LIBOR based interest rate option is also provided. The Facility has a term of three years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants which, among other requirements, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is required to satisfy certain financial tests under the Facility and substantially all of the assets of the Company and its material domestic subsidiaries, other than real estate, have been pledged to secure the Company’s obligations under the Facility. As of June 30, 2005, no borrowings were outstanding under the Facility.

Application of Critical Accounting Policies

General:  Veeco’s discussion and analysis of its financial condition and results of operations are based upon Veeco’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long lived assets, income taxes, warranty obligations, restructuring costs and contingent litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, warranty costs, the impairment of long lived assets and the accounting for deferred taxes to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which superseded the earlier related guidance in SAB No. 101, Revenue Recognition in Financial Statements. Certain of our product sales are accounted for as multiple-element arrangements in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction, which may involve the delivery or performance of multiple products, services or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At June 30, 2005, and December 31, 2004, $2.6 million and $1.2 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

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

Long-Lived Asset Impairment:  The carrying values of long-lived assets are periodically reviewed to determine whether any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Assumptions utilized by management in reviewing for impairment of long-lived assets could be affected by changes in strategy and/or market conditions which may require Veeco to record additional impairment charges for these assets, as well as impairment charges on other long-lived assets not previously recorded.

Warranty Costs:  The Company estimates the costs that may be incurred under the warranty it provides and records a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. The Company’s warranty obligation is affected by product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. As the Company’s customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from the Company’s estimates, revisions to the estimated warranty liability are required.

Deferred Tax Valuation Allowance:  As part of the process of preparing Veeco’s condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Veeco’s condensed consolidated balance sheet. The carrying value of deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of net operating loss and tax credit carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

For the year ended December 31, 2004, the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against the balance of its domestic net deferred tax assets, which consists of net operating loss and tax credit carryforwards, as well as temporary deductible differences. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical losses and losses incurred during 2004 represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

At June 30, 2005 and December 31, 2004, we have foreign deferred tax assets, net of valuation allowances, of $3.0 million and $3.1 million, respectively.  We believe it is more likely than not that we will be able to realize these assets through the reduction of future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 71.1% and 68.3% of Veeco’s total net sales for the three and six months ended June 30, 2005, and 58.8% and 62.2% for the comparable 2004 periods. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 17.1% and 19.2% of Veeco’s total net sales for the three and six months ended June 30, 2005, and 19.0% and 21.4% for the comparable 2004 periods. The aggregate foreign currency exchange loss in 2005 included in determining the consolidated results of operations was approximately $0.1 million, net of less than $0.1 million of hedging gains on forward exchange contracts, for the three and six months ended June 30, 2005. The aggregate foreign currency exchange gain in 2004 included in determining the consolidated results of operations was approximately $0.1 million and $0.3 million, including approximately $0.0 million and $0.2 million of hedging gains on forward exchange contracts, for the three and six months ended June 30, 2004.  Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. Veeco uses derivative financial instruments to mitigate these risks. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $4.5 million and $4.1 million for the three and six months ended June 30, 2005. As of June 30, 2005, the Company had entered into forward contracts for the month of July for the notional amount of approximately $4.0 million, which approximates the fair market value on June 30, 2005.

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

The Company is presently in the process of implementing a new company-wide integrated applications software and, to date, has completed the conversion to this new platform in three locations.  As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure.  There have been no other significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 25, 2005. The matters voted on at the meeting were: (a) the election of three directors: (i) Joel A. Elftmann, (ii) Paul R. Low and (iii) Peter J. Simone; (b) approval of an amendment to the Veeco Instruments Inc. First Amended and Restated Employee Stock Purchase Plan; (c) approval of an amendment to the Veeco Instruments Inc. 2000 Stock Incentive Plan; and (d) ratification of the Board’s appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005.  The terms of each of the following directors continued after the meeting: Edward H. Braun, Richard A. D’Amore, Heinz K. Fridrich, Douglas A. Kingsley, Roger D. McDaniel and Irwin H. Pfister.  As of the record date for the meeting, there were 29,858,417 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting. Each of the directors up for reelection was reelected and each other matter submitted to a stockholder vote was approved by the required number of votes on each such matter.  The results of the voting were as follows:

Matter	For	Withheld	Broker Non-Votes

(a)(i)	22,691,734	1,278,684
(a)(ii)	20,381,772	3,588,172
(a)(iii)	22,978,095	991,849

Matter	For	Against	Abstained	Broker Non-Votes

(b)	11,784,367	799,965	983,518
(c)	6,711,152	5,865,346	991,352
(d)	23,622,397	327,909	19,638

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Amendment dated May 25, 2005 to Veeco Instruments Inc. 2000 Stock Incentive Plan.	*

10.2	Letter agreement dated June 17, 2005 between Veeco Instruments Inc. and Jeannine P. Sargent.	Current Report on Form 8-K filed July 1, 2005, Exhibit 10.1

10.3	Letter agreement dated February 24, 2005 between Veeco Instruments Inc. and Richard Wissenbach.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2005

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

Number	Description	Incorporated by Reference to the Following Document:
10.1	Amendment dated May 25, 2005 to Veeco Instruments Inc. 2000 Stock Incentive Plan.	*

10.2	Letter agreement dated June 17, 2005 between Veeco Instruments Inc. and Jeannine P. Sargent.	Current Report on Form 8-K filed July 1, 2005, Exhibit 10.1

10.3	Letter agreement dated February 24, 2005 between Veeco Instruments Inc. and Richard Wissenbach.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*                                         Filed herewith