Form 10-Q
period 2005-09-30
VEECO INSTRUMENTS INC
filed 2005-11-02
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

30,000,910 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on October 31, 2005.

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

Part I. Financial Information

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2005	2004

Net sales	$100,078	$97,367
Cost of sales	55,816	61,913
Gross profit	44,262	35,454
Costs and expenses:
Selling, general and administrative expense	21,210	19,590
Research and development expense	14,388	14,900
Amortization expense	4,038	4,336
Other expense, net	413	170
Total operating expenses	40,049	38,996
Operating income (loss)	4,213	(3,542)
Interest expense, net	1,815	1,793
Income (loss) before income taxes	2,398	(5,335)
Income tax provision (benefit)	832	(3,162)
Net income (loss)	$1,566	$(2,173)

Net income (loss) per common share	$0.05	$(0.07)

Diluted net income (loss) per common share	$0.05	$(0.07)

Weighted average shares outstanding	29,965	29,670
Diluted weighted average shares outstanding	30,360	29,670

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Net sales	$297,343	$287,476
Cost of sales	172,123	174,309
Gross profit	125,220	113,167
Costs and expenses:
Selling, general and administrative expense	62,816	61,166
Research and development expense	45,075	43,516
Amortization expense	12,554	13,807
Other expense (income), net	385	(471)
Total operating expenses	120,830	118,018
Operating income (loss)	4,390	(4,851)
Interest expense, net	5,920	6,231
Loss before income taxes	(1,530)	(11,082)
Income tax provision (benefit)	2,055	(4,542)
Net loss	$(3,585)	$(6,540)

Net loss per common share	$(0.12)	$(0.22)

Diluted net loss per common share	$(0.12)	$(0.22)

Weighted average shares outstanding	29,894	29,629
Diluted weighted average shares outstanding	29,894	29,629

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$111,703	$100,276
Accounts receivable, less allowance for doubtful accounts of $1,913 in 2005 and $2,420 in 2004	86,249	85,914
Inventories	99,465	110,643
Prepaid expenses and other current assets	7,347	9,039
Deferred income taxes	3,074	3,096
Total current assets	307,838	308,968
Property, plant and equipment at cost, less accumulated depreciation of $75,775 in 2005 and $67,565 in 2004	70,377	73,513
Goodwill	97,610	94,645
Purchased technology, less accumulated amortization of $48,820 in 2005 and $39,181 in 2004	58,948	68,587
Other intangible assets, less accumulated amortization of $21,416 in 2005 and $19,702 in 2004	23,113	25,007
Long-term investments	3,611	3,541
Other assets	4,598	2,652
Total assets	$566,095	$576,913

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$32,922	$25,476
Accrued expenses	48,363	63,438
Deferred profit	2,609	1,196
Income taxes payable	1,745	1,702
Current portion of long-term debt	370	354
Total current liabilities	86,009	92,166
Long-term debt, net of current portion	229,301	229,581
Other non-current liabilities	4,346	2,814
Shareholders’ equity	246,439	252,352
Total liabilities and shareholders’ equity	$566,095	$576,913

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Operating activities
Net loss	$(3,585)	$(6,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,403	23,696
Deferred income taxes	(254)	(9,134)
Loss on sale of property, plant and equipment	346	—
Non-cash compensation expense	72	—
Other	—	35
Changes in operating assets and liabilities:
Accounts receivable	(4,876)	(9,574)
Inventories	10,177	(20,597)
Accounts payable	7,642	15,518
Accrued expenses, deferred profit and other current liabilities	1,179	11,584
Other, net	(3,645)	(57)
Net cash provided by operating activities	29,459	4,931

Investing activities
Capital expenditures	(8,553)	(9,518)
Payment for net assets of businesses acquired	(15,038)	(1,000)
Proceeds from sale of property, plant and equipment and assets held for sale	2,260	2,641
Net (purchases) maturities of long-term investments	(70)	4,333
Net cash used in investing activities	(21,401)	(3,544)

Financing activities
Proceeds from stock issuance	1,820	3,017
Repayment of long-term debt	(264)	(250)
Net cash provided by financing activities	1,556	2,767
Effect of exchange rates on cash and cash equivalents	1,813	(3)
Net change in cash and cash equivalents	11,427	4,151
Cash and cash equivalents at beginning of period	100,276	106,830
Cash and cash equivalents at end of period	$111,703	$110,981

Non-Cash Items

During the first nine months of 2005, the Company had non-cash items excluded from the Condensed Consolidated Statements of Cash Flows of approximately $4.2 million.  This amount consists of (1) $1.8 million of additional purchase price relating to the acquisition of Manufacturing Technology Inc., which resulted in a corresponding increase to goodwill; (2) $1.3 million for the transfer of property, plant and equipment to inventory; and  (3) $1.1 million for the accrual of a contingent earn-out payment to the former shareholders of Nanodevices Inc. related to the achievement of certain revenue targets during the third quarter of 2005, which will be paid in the first quarter of 2006, and has been reflected as additional goodwill.

During the first nine months of 2004, the Company had non-cash items excluded from the Condensed Consolidated Statements of Cash Flows of approximately $7.3 million.  This amount consists of (1) $6.0 million for the accrual of a contingent earn-out payment to the former owner of TurboDisc, resulting from the achievement of certain revenue targets during the third quarter of 2004, which was paid in the first quarter of 2005 and has been reflected as additional goodwill; (2) $0.9 million for the transfer of other current assets to property, plant and equipment; and (3) $0.4 million for the transfer of inventory to property, plant and equipment.

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form
10-K for the year ended December 31, 2004.

Net income (loss) per common share and diluted net income (loss) per common share are computed using the weighted average number of common shares outstanding during the period.  The effect of approximately 212,000 common equivalent shares for the nine months ended September 30, 2005, and the effect of approximately 283,000 and 525,000 common equivalent shares for the three and nine months ended September 30, 2004, respectively, were antidilutive, and therefore are not included in the weighted average shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)

Weighted average shares outstanding	29,965	29,670	29,894	29,629
Dilutive effect of stock options and warrants	395	—	—	—
Diluted weighted average shares outstanding	30,360	29,670	29,894	29,629

In addition, the effect of the assumed conversion of subordinated convertible debentures into approximately 5.7 million common equivalent shares is antidilutive for the three and nine months ended September 30, 2005 and 2004, and therefore is not included in the diluted weighted average shares outstanding.

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock option compensation expense is reflected in net income (loss), as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and diluted net income (loss) per common share if the Company had applied the fair value recognition provisions, under which stock option compensation expense would be recognized as incurred, of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net income (loss), as reported	$1,566	$(2,173)	$(3,585)	$(6,540)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,904)	(3,234)	(29,121)	(9,162)
Pro forma net loss	$(2,338)	$(5,407)	$(32,706)	$(15,702)

Net income (loss) per common share:
Net income (loss) and diluted net income (loss) per common share, as reported	$0.05	$(0.07)	$(0.12)	$(0.22)
Net loss per common share, pro forma	$(0.08)	$(0.18)	$(1.09)	$(0.53)

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

The purpose of the accelerated vesting was to eliminate future compensation expense that Veeco would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption by Veeco of SFAS No. 123(R) (See Note 2).  In addition, because many of these options had exercise prices significantly in excess of current market values, they were not providing an effective means of employee retention and incentive compensation.  The future compensation expense that will be avoided, based on Veeco’s implementation date for SFAS No. 123(R) of January 1, 2006, is approximately $7.9 million in 2006 and $3.6 million in 2007.  Pro forma net loss for the nine months ended September 30, 2005, presented above, includes the impact of the accelerated vesting.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform with the 2005 presentation.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall consolidated financial position.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per common share in Note 1 to Veeco’s Condensed Consolidated Financial Statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce consolidated net operating cash flows and increase consolidated net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the Company did not recognize any amount of consolidated operating cash flows for such excess tax deductions in 2005 or 2004.

Note 3—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	September 30, 2005	December 31, 2004
	(In thousands)

Raw materials	$49,231	$52,301
Work-in-progress	35,482	35,004
Finished goods	14,752	23,338
	$99,465	$110,643

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

	Nine Months Ended September 30,
	2005	2004
	(In thousands)

Balance as of January 1	$6,771	$3,904
Warranties issued during the period	4,085	4,015
Settlements made during the period	(4,493)	(1,965)
Balance as of September 30	$6,363	$5,954

Note 4—Segment Information

The Company currently uses three separate reporting segments to manage the business, review operating results, assess performance and allocate resources.  The first segment, called “ion beam and mechanical process equipment,” combines the etch, deposition and dicing and slicing products sold mostly to data storage customers. This segment includes production facilities in Plainview, New York, Ft. Collins, Colorado and Camarillo, California. The second segment, called “epitaxial process equipment,” includes the molecular beam epitaxy and metal organic chemical vapor deposition products primarily sold to high brightness light emitting diode and wireless telecommunications customers. This segment includes production facilities in St. Paul, Minnesota and Somerset, New Jersey. The third segment, called “metrology,” represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and thin film magnetic heads and includes Veeco’s broad line of atomic force microscopes, optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This segment includes production facilities in Santa Barbara, California and Tucson, Arizona.

The Company evaluates the performance of its reportable segments based on income or loss from operations before interest, income taxes and amortization (“EBITA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from segment profit primarily consist of interest, amortization, income taxes, corporate expenses, as well as other unusual charges for purchased in-process technology, restructuring and asset impairment charges and merger-related costs. Corporate expenses are comprised primarily of general and administrative expenses.

The following table presents certain data pertaining to the reportable product segments of the Company for the three and nine months ended September 30, 2005 and 2004, and at September 30, 2005 and December 31, 2004, in thousands:

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate Amount	Total

Three Months Ended September 30, 2005
Net sales	$39,389	$9,992	$50,697	$—	$100,078
Income (loss) before interest, taxes, amortization and certain charges (EBITA)	4,185	(4,876)	11,692	(2,750)	8,251
Interest expense, net	—	—	—	1,815	1,815
Amortization expense	920	2,373	457	288	4,038
Income (loss) before income taxes	3,265	(7,249)	11,235	(4,853)	2,398
Three Months Ended September 30, 2004
Net sales	30,297	33,407	33,663	—	97,367
(Loss) income before interest, taxes, amortization and certain charges (EBITA)	(235)	828	1,933	(1,732)	794
Interest expense, net	—	—	—	1,793	1,793
Amortization expense	789	2,444	796	307	4,336
(Loss) income before income taxes	(1,024)	(1,616)	1,137	(3,832)	(5,335)
Nine Months Ended September 30, 2005
Net sales	113,828	47,072	136,443	—	297,343
Income (loss) before interest, taxes, amortization and certain charges (EBITA)	10,829	(11,953)	25,971	(7,903)	16,944
Interest expense, net	—	—	—	5,920	5,920
Amortization expense	3,060	7,121	1,495	878	12,554
Income (loss) before income taxes	7,769	(19,074)	24,476	(14,701)	(1,530)
Total assets as of September 30, 2005	185,160	122,905	136,872	121,158	566,095
Nine Months Ended September 30, 2004
Net sales	103,550	66,442	117,484	—	287,476
Income (loss) before interest, taxes, amortization and certain charges (EBITA)	4,356	(2,621)	14,386	(5,667)	10,454
Interest expense, net	—	—	—	6,231	6,231
Amortization expense	3,091	7,458	2,339	919	13,807
Merger, restructuring and other	—	—	—	1,498	1,498
Income (loss) before income taxes	1,265	(10,079)	12,047	(14,315)	(11,082)

Total assets as of December 31, 2004	$184,266	$144,021	$140,654	$107,972	$576,913

Corporate total assets are comprised principally of cash at September 30, 2005 and December 31, 2004.

The following table outlines the components of net goodwill by business segment at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004

Ion Beam and Mechanical Process Equipment	$29,101	$27,276
Epitaxial Process Equipment	39,141	39,091
Metrology	29,368	28,278
Total	$97,610	$94,645

Note 5—Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net income (loss), adjusted for foreign currency translation adjustments.  The Company had no other sources affecting comprehensive income (loss).  The Company had total comprehensive income (loss) of $0.9 million and ($7.8) million for the three and nine months ended September 30, 2005, respectively, and ($2.3) million and ($7.0) million for the three and nine months ended September 30, 2004, respectively.

Note 6—Restructuring

As a result of the acquisitions of Manufacturing Technology Inc. and Advanced Imaging Inc. and the resulting plan of consolidation of the two facilities in Ventura and Camarillo, California, certain long-lived assets of Advanced Imaging, Inc. were classified as held for sale as of December 31, 2004. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these long-lived assets were measured at the lower of their carrying amount or fair value less cost to sell.  Fair value was determined by the Company based upon the actual sale proceeds, which were received in February 2005 and April 2005. Approximately $2.2 million of fixed assets held for sale are included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets at December 31, 2004.

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

The $2.8 million charge for personnel costs included severance-related costs for approximately 107 employees, which included management, administration and manufacturing employees located at the Company’s Plainview, New York and Camarillo, California (ion beam and mechanical process equipment) operations, the Somerset, New Jersey and St. Paul, Minnesota (epitaxial process equipment) operations, the Santa Barbara, California and Tucson, Arizona (metrology) facilities, the sales and service offices located in France, England and Singapore, and the corporate offices in Woodbury, New York. As of September 30, 2005, approximately $2.4 million has been paid and approximately $0.4 million remains accrued. The remainder is expected to be paid during the fourth quarter of 2005.

The $0.8 million charge for costs related to the internal investigation of improper accounting transactions at the Company’s TurboDisc business unit included accounting, legal and other auditing fees of external consultants who assisted with the investigation.  As of September 30, 2005, all costs have been paid and no amount remains accrued.

A reconciliation of the liability for the merger and restructuring charges during 2004 relating to severance and investigation costs is as follows (in millions):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$1.0	$0.4	$0.4	$1.8	$3.6
Cash payments during 2004	0.3	—	0.1	0.3	0.7
Cash payments during the nine months ended September 30, 2005	0.7	0.4	0.3	1.1	2.5
Balance as of September 30, 2005	$—	$—	$—	$0.4	$0.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor, high brightness light emitting diode (“HB-LED”) and wireless telecommunications industries. Veeco’s products also enable advancements in the growing field of nanoscience and other areas of scientific and industrial research. Our process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (“TFMHs”) for the data storage industry and the HB-LED and wireless telecommunications industries. The Company currently uses three separate reporting segments to manage the business, review operating results, assess performance and allocate resources.  The first segment, called “ion beam and mechanical process equipment”, combines the etch, deposition, precision lapping and slicing and dicing products sold mostly to data storage customers.  The second segment, called “epitaxial process equipment”, includes the Molecular Beam Epitaxy (“MBE”) and Metal Organic Chemical Vapor Deposition (“MOCVD”) products primarily sold to HB-LED and wireless telecommunications customers.  The third segment, called “metrology”, represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and TFMHs, and includes our broad line of atomic force microscopes (“AFMs”), optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions include key research instruments used by many universities, scientific laboratories and industrial applications.

We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world.

Highlights of the Third Quarter of 2005:

•        Sales were $100.1 million, up 2.8% from $97.4 million in the third quarter of 2004, down 3.2% sequentially from $103.4 million in the second quarter of 2005.

•        Orders were $84.6 million, up 6.4% from $79.5 million in the third quarter of 2004, down 28.7% sequentially from $118.6 million in the second quarter of 2005.

•        Net income of $1.6 million, compared with a net loss of $2.2 million in the third quarter of 2004.

•        Cash and cash equivalents increased $2.3 million, compared with a decrease of $6.4 million in the third quarter of 2004.

Highlights of the First Nine Months of 2005:

•        Sales were $297.3 million, up 3.4% from $287.5 million in the first nine months of 2004.

•        Orders were $302.0 million, down 6.0% from $321.3 million in the first nine months of 2004.

•        Net loss of $3.6 million, compared with a net loss of $6.5 million in the first nine months of 2004.

•        Cash and cash equivalents increased $11.4 million, after the effect of making earn-out payments during the first quarter totaling $15.0 million relating to acquisitions, compared with an increase of $4.2 million in the first nine months of 2004, after the effect of making an earn-out payment of $1.0 million.

Current Business Conditions/Outlook:

In the first nine months of 2005, Veeco reported sales of $297.3 million, a 3.4% increase from the $287.5 million reported in the first nine months of 2004. Veeco’s bookings were $302.0 million, down from the $321.3 million reported in the first nine months of 2004.  Third quarter orders were $84.6 million, up 6.4% over the prior year but down 28.7% sequentially from the strong $118.6 million Veeco booked in the second quarter of this year.  We had forecasted that third quarter bookings would be weak following the strong second quarter, but orders were about 10.0% lower than anticipated.  We expect an improvement in fourth quarter orders, currently forecasted to be between $90-100 million.  During the third quarter we experienced some seasonality due to customer vacation shut downs, and in previous years we have seen that this seasonality effect improves in the fourth quarter.  In particular, we expect orders to improve in the fourth quarter from our data storage, semiconductor and scientific research markets.  As a result of the weak third quarter booking rate, Veeco is reducing its headcount by approximately 5.0% in the fourth quarter, with many actions having already been taken.

For the 2005 year, Veeco had forecasted that its revenues would be flat to modestly higher than the previous year, and that the Company would focus on improving its profitability.  This plan, which is expected to be met for the year, is based upon headcount reductions as well as a product mix expectation for 2005 revenues that has led to, and we expect will continue to lead to, increased gross margins.  The Company currently expects higher 2005 revenues in ion beam products, lower 2005 revenues in epitaxial equipment products and growth in its metrology revenues as compared to 2004.  This revenue mix change, as well as other factors such as improved pricing and volume increases in some product lines was expected, and has resulted in higher gross margins in each subsequent quarter of 2005 compared with 2004.  In the third quarter, Veeco reported its fourth consecutive quarter with gross margin improvements of approximately two percentage points per quarter.  Veeco’s third quarter gross margins improved to 44.2%, up about eight percentage points from the third quarter of 2004 and about two percentage points higher than the second quarter of 2005.  Veeco currently expects gross margins to increase again in the fourth quarter of 2005 as compared to the third quarter of 2005.

Technology changes are continuing in all of Veeco’s markets: the continued ramp up of capacity for 80 GB hard drives in data storage and investments in next generation drives for smaller form factor hard disk drive consumer device applications; the increased use of Veeco’s automated AFMs for 90 nanometer and below semiconductor applications; the opportunity for Veeco’s MOCVD and MBE products to further penetrate the emerging HB-LED and wireless market; and the continued funding of nanoscience research which is one driver of Veeco’s scientific research business.  While Veeco’s customers remain cautious regarding capital spending, they are placing orders for certain of Veeco’s process equipment and metrology products that enable the production of their next generation products.  Veeco remains well positioned to provide leadership technologies for growth applications in semiconductor, data storage, HB-LED/wireless and scientific research.  While 2005 will be a relatively flat year with significantly improved profitability compared to 2004, we currently forecast that 2006 will be a growth year for the company driven by new Veeco product introductions in Ion Beam, Epitaxial and Metrology, which address the multi-market growth opportunities outlined above.  Veeco currently intends to maintain its focus on gross margin and profitability improvements into 2006.

Results of Operations:

Three Months Ended September 30, 2005 and 2004

The following tables show selected items of Veeco’s Condensed Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended September 30, 2005 and 2004 and the analysis of sales and orders for the same periods between our segments, industries and regions (in thousands):

	Three Months Ended September 30,				Dollar Incr/(Decr) Year to Year
	2005		2004

Net sales	$100,078	100.0%	$97,367	100.0%	$2,711
Cost of sales	55,816	55.8	61,913	63.6	(6,097)
Gross profit	44,262	44.2	35,454	36.4	8,808
Operating expenses:
Selling, general and administrative expense	21,210	21.2	19,590	20.1	1,620
Research and development expense	14,388	14.4	14,900	15.3	(512)
Amortization expense	4,038	4.0	4,336	4.4	(298)
Other expense, net	413	0.4	170	0.2	243
Total operating expenses	40,049	40.0	38,996	40.1	1,053
Operating income (loss)	4,213	4.2	(3,542)	(3.6)	7,755
Interest expense, net	1,815	1.8	1,793	1.8	22
Income (loss) before income taxes	2,398	2.4	(5,335)	(5.5)	7,733
Income tax provision (benefit)	832	0.8	(3,162)	(3.3)	3,994

Net income (loss)	$1,566	1.6%	$(2,173)	(2.2)%	$3,739

	Sales				Orders
	Three Months Ended September 30,		Dollar and Percentage Incr/(Decr)		Three Months Ended September 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2005	2004	Year to Year		2005	2004	Year to Year		2005	2004

Segment Analysis
Ion Beam and Mechanical Process Equipment	$39,389	$30,297	$9,092	30.0%	$34,463	$18,728	$15,735	84.0%	0.87	0.62
Epitaxial Process Equipment	9,992	33,407	(23,415)	(70.1)	12,684	15,545	(2,861)	(18.4)	1.27	0.47
Metrology	50,697	33,663	17,034	50.6	37,408	45,224	(7,816)	(17.3)	0.74	1.34
Total	$100,078	$97,367	$2,711	2.8%	$84,555	$74,497	$5,058	6.4%	0.84	0.82

Industry Analysis
Data Storage	$50,116	$27,054	$23,062	85.2%	$33,554	$18,833	$14,721	78.2%	0.67	0.70
HB-LED/wireless	9,433	34,424	(24,991)	(72.6)	14,647	14,652	(5)	—	1.55	0.43
Semiconductor	12,226	10,366	1,860	17.9	11,271	15,866	(4,595)	(29.0)	0.92	1.53
Research and Industrial	28,303	25,523	2,780	(10.9)	25,083	30,146	(5,063)	(16.8)	0.89	1.18
Total	$100,078	$97,367	$2,711	2.8%	$84,555	$79,497	$5,058	6.4%	0.84	0.82

Regional Analysis
US	$36,833	$31,800	$5,033	15.8%	$30,498	$31,825	$(1,327)	(4.2)%	0.83	1.00
Europe	15,976	18,307	(2,331)	(12.7)	18,231	17,446	785	4.5	1.14	0.95
Japan	12,353	13,032	(679)	(5.2)	16,798	12,959	3,839	29.6	1.36	0.99
Asia-Pacific	34,916	34,228	688	2.0	19,028	17,267	1,761	10.2	0.54	0.50
Total	$100,078	$97,367	$2,711	2.8%	$84,555	$79,497	$5,058	6.4%	0.84	0.82

Net sales of $100.1 million for the third quarter of 2005 were up 2.8% from the comparable 2004 period.  By segment, metrology sales were up $17.0 million or 50.6% and ion beam and mechanical process equipment sales were up $9.1 million or 30.0%, while epitaxial process equipment sales were down $23.4 million or 70.1%.  Metrology sales were up primarily due to increased purchases in the semiconductor, data storage and research and industrial markets.  The improvement in ion beam and mechanical process equipment sales is principally attributable to increased purchases by data storage customers resulting from a continued industry increase in capacity as well as technology investment in next-generation, higher areal density perpendicular thin film heads.  The decrease in epitaxial process equipment sales is principally attributable to decreased purchases by HB-LED/wireless customers.  By region, sales in the U.S. and Asia Pacific increased by 15.8% and 2.0%, respectively, while sales in Europe and Japan declined by 12.7% and 5.2%, respectively.  The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $84.6 million for the third quarter of 2005 increased by $5.1 million, or 6.4%, from the comparable 2004 period.  By segment, the 84.0% increase in ion beam and mechanical process equipment was due to increased orders from data storage customers. The 18.4% decrease in epitaxial process equipment orders was driven by an $8.2 million reduction in orders for MOCVD systems offset by an increase in MBE orders of $5.3 million.  The 17.3% decrease in metrology orders was due to a $5.8 million decrease in AFM orders and a $2.0 million decrease in optical metrology orders.

The Company’s book/bill ratio for the third quarter of 2005, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.84.  Historically, the third quarter has been the lowest quarter for orders for each of the last five years impacted by vacation shut downs and other buying factors.  During the quarter ended September 30, 2005, the Company experienced order cancellations of $8.3 million and the rescheduling of order delivery dates by customers principally related to the MOCVD product line.  The Company’s backlog as of September 30, 2005 was approximately $131.7 million.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended September 30, 2005 was 44.2%, as compared to 36.4% in the third quarter of 2004. The ion beam and mechanical process equipment gross margins increased from 34.8% to 41.0% and the metrology gross margins increased from 49.5% to 52.6%, in each segment primarily due to increased sales volume.  Epitaxial process equipment gross margins decreased from 24.7% to 14.0%, primarily due to a 70.1% reduction in sales volumes, mostly from MOCVD products.

Selling, general and administrative expenses were $21.2 million, or 21.2% of sales, in the third quarter of 2005, compared with $19.6 million, or 20.1%, in the third quarter of 2004.  The $1.6 million increase is primarily attributable to higher insurance and legal costs, an increase in personnel costs, including incentive bonus accruals and annual salary increases, as well as incremental costs attributable to the Manufacturing Technology Inc. acquisition during the fourth quarter of 2004.

Research and development expense totaled $14.4 million in the third quarter of 2005, a decrease of $0.5 million from the third quarter of 2004, due primarily to spending reductions in the epitaxial process equipment division.  As a percentage of sales, research and development decreased in the third quarter of 2005 to 14.4% from 15.3% in the third quarter of 2004.

Amortization expense totaled $4.0 million in the third quarter of 2005 compared to $4.3 million in the third quarter of 2004, due to reductions in amortization expense for intangible assets that were fully amortized.

Other expense, net, of $0.4 million in the third quarter of 2005 consisted of net foreign exchange losses and other expenses.  Other expense, net, of $0.2 million in the third quarter of 2004 principally consisted of foreign exchange gains and losses.

Net interest expense was $1.8 million in the third quarters of 2005 and 2004.

Income tax provision for the quarter ended September 30, 2005 amounted to $0.8 million, principally for foreign taxes, compared with an income tax benefit of $3.2 million in the third quarter of 2004.  For the year ended December 31, 2004, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against the balance of its domestic net deferred tax assets, which consisted of net operating loss and tax credit carryforwards, as well as temporary deductible differences.   For the quarter ended September 30, 2005, the Company incurred a domestic net loss and, accordingly, established a valuation allowance to offset domestic deferred tax assets.  If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a reversal of the valuation allowance in an amount that corresponds with the income tax liability generated.

Nine Months Ended September 30, 2005 and 2004

The following tables show selected items of Veeco’s Condensed Consolidated Statements of Operations, percentages of sales and comparisons between the nine months ended September 30, 2005 and 2004 and the analysis of sales and orders for the same periods between our segments, industries and regions (in thousands):

	Nine Months Ended September 30,				Dollar Incr/(Decr) Year to Year
	2005		2004

Net sales	$297,343	100.0%	$287,476	100.0%	$9,867
Cost of sales	172,123	57.9	174,309	60.6	(2,186)
Gross profit	125,220	42.1	113,167	39.4	12,053
Operating expenses:
Selling, general and administrative expense	62,816	21.1	61,166	21.3	1,650
Research and development expense	45,075	15.2	43,516	15.1	1,559
Amortization expense	12,554	4.2	13,807	4.8	(1,253)
Other expense (income), net	385	0.1	(471)	(0.1)	856
Total operating expenses	120,830	40.6	118,018	41.1	2,812
Operating income (loss)	4,390	1.5	(4,851)	(1.7)	9,241
Interest expense, net	5,920	2.0	6,231	2.2	(311)
Loss before income taxes	(1,530)	(0.5)	(11,082)	(3.9)	9,552
Income tax provision (benefit)	2,055	0.7	(4,542)	(1.6)	6,597

Net loss	$(3,585)	(1.2)%	$(6,540)	(2.3)%	$2,955

	Sales				Orders
	Nine Months Ended September 30,		Dollar and Percentage Incr/(Decr)		Nine Months Ended September 30,		Dollar and Percentage Incr/(Decr)		Book to Bill Ratio
	2005	2004	Year to Year		2005	2004	Year to Year		2005	2004

Segment Analysis
Ion Beam and Mechanical Process Equipment	$113,828	$103,550	$10,278	9.9%	$132,255	$92,934	$39,321	42.3%	1.16	0.90
Epitaxial Process Equipment	47,072	66,442	(19,370)	(29.2)	38,704	109,231	(70,527)	(64.6)	0.82	1.64
Metrology	136,443	117,484	18,959	16.1	131,086	119,133	11,953	10.0	0.96	1.01
Total	$297,343	$287,476	$9,867	3.4%	$302,045	$321,298	$(19,253)	(6.0)%	1.02	1.12

Industry Analysis
Data Storage	$123,101	$94,020	$29,081	30.9%	$139,248	$90,221	$49,027	54.3%	1.13	0.96
HB-LED/wireless	45,642	72,401	(26,759)	(37.0)	41,892	104,745	(62,853)	(60.0)	0.92	1.45
Semiconductor	46,476	39,187	7,289	18.6	44,665	48,187	(3,522)	(7.3)	0.96	1.23
Research and Industrial	82,124	81,868	256	0.3	76,240	78,145	(1,905)	(2.4)	0.93	0.95
Total	$297,343	$287,476	$9,867	3.4%	$302,045	$321,298	$(19,253)	(6.0)%	1.02	1.12

Regional Analysis
US	$99,435	$103,571	$(4,136)	(4.0)%	$99,122	$133,063	$(33,941)	(25.5)%	1.00	1.28
Europe	60,176	49,036	11,140	22.7	50,933	43,998	6,935	15.8	0.85	0.90
Japan	47,337	47,542	(205)	(0.4)	53,209	48,550	4,659	9.6	1.12	1.02
Asia-Pacific	90,395	87,327	3,068	3.5	98,781	95,687	3,094	3.2	1.09	1.10
Total	$297,343	$287,476	$9,867	3.4%	$302,045	$321,298	$(19,253)	(6.0)%	1.02	1.12

Net sales of $297.3 million for the nine months ended September 30, 2005 were up $9.9 million or 3.4% from the comparable 2004 period.  By segment, metrology sales were up $19.0 million or 16.1% and ion beam and mechanical process equipment and metrology sales were up $10.3 million or 9.9%, while epitaxial process equipment sales were down $19.4 million or 29.2%.  The increase in metrology sales is principally attributable to increased automated AFM sales.  The improvement in ion beam and mechanical process equipment sales is principally attributable to an increase in the data storage market, offset by a decline in the HB-LED/wireless market.  The decline in epitaxial process equipment sales is principally attributable to decreased purchases by HB-LED/wireless customers.  By region, sales in Europe and Asia Pacific increased 22.7% and 3.5%, respectively, while sales in the U.S. and Japan declined by 4.0% and 0.4%, respectively.  The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $302.0 million for the nine months ended September 30, 2005 represented a decrease of $19.3 million, or 6.0%, from the comparable 2004 period.  By segment, the 64.6% decrease in epitaxial process equipment orders was driven by a $66.4 million reduction in orders for MOCVD systems and a decrease in MBE orders of $4.1 million.  The 42.3% increase in ion beam and mechanical process equipment was due to increased orders from data storage customers. The 10.0% increase in metrology orders was due to a $2.8 million increase in AFM products and a $9.1 million increase in optical metrology products.

The Company’s book/bill ratio for the nine months ended September 30, 2005, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.02.

Gross profit for the nine months ended September 30, 2005 was 42.1%, as compared to 39.4% in the comparable period of 2004.  Gross profit in 2004 was negatively impacted by $1.5 million in purchase accounting adjustments relating to the acquisitions of the TurboDisc business unit and Aii.  These purchase accounting adjustments resulted from the required capitalization of profit in inventory and the permanent elimination of certain deferred revenue.  The ion beam and mechanical process equipment gross margins were 40.5% in the first nine months of 2005, as compared to 35.0% in the same period in 2004, primarily due to increased volume and cost cutting measures at the Plainview ion beam facility during the nine months ended September 30, 2005.  Epitaxial process equipment gross margins in the first nine months of 2005 were 19.1%, as compared to 24.7% in the prior year period.  This decrease was due to a 29.2% reduction in sales volumes primarily from MOCVD products.  Metrology gross margins decreased from 52.7% to 51.4% principally due to a less favorable product mix of AFM products.

Selling, general and administrative expenses were $62.8 million, or 21.1% of sales in the nine months ended September 30, 2005, compared with $61.2 million, or 21.3% in the nine months ended September 30, 2004.  The $1.6 million increase is primarily attributable to higher insurance and legal costs, an increase in accrued bonuses and annual salary increases, as well as incremental costs attributable to the Manufacturing Technology Inc. acquisition during the fourth quarter of 2004.

Research and development expense totaled $45.1 million during the first nine months of 2005, an increase of $1.6 million from the first nine months of 2004, due an increase in product development in the ion beam and mechanical and epitaxial process equipment divisions.  As a percentage of sales, research and development expense increased during the nine months ended September 30, 2005 to 15.2% from 15.1% for the corresponding period of 2004.

Other expense, net, for the nine months ended September 30, 2005, was $0.4 million, compared to other income, net of $0.5 million for the nine months ended September 30, 2004.

Net interest expense in the nine months ended September 30, 2005 was $5.9 million compared to $6.2 million in the nine months ended September 30, 2004.  The change is principally due to the increase in interest income resulting from higher interest rates.

Income tax provision for the nine months ended September 30, 2005 amounted to $2.1 million, principally for foreign taxes, compared with a benefit of $4.5 million for the nine months ended September 30, 2004.  For the year ended December 31, 2004, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against the balance of its domestic net deferred tax assets, which consists of net operating loss and tax credit carryforwards, as well as temporary deductible differences.   For the nine months ended September 30, 2005, the Company incurred a domestic net loss and, accordingly, established a valuation allowance to offset domestic deferred tax assets.  If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a reversal of the valuation allowance in an amount that corresponds with the income tax liability generated.

Liquidity and Capital Resources

The Company had a net increase in cash and cash equivalents of $11.4 million in the nine months ended September 30, 2005.  Cash provided by operations was $29.5 million for this period, as compared to cash provided by operations of $4.9 million for the comparable 2004 period. Net income adjusted for non-cash items provided operating cash flows of $19.0 million for the nine months ended September 30, 2005, compared to $8.1 million for the comparable 2004 period. Accounts receivable for the nine months ended September 30, 2005 increased by $4.9 million, primarily due to increased billing activity during September generated by the Ion Beam

business unit offset, in part, by a reduction in the Epitaxial business unit related to a decline in sales volume.   During the nine months ended September 30, 2005, inventories decreased by approximately $10.2 million as each business segment has continued to reduce its inventory levels. During the nine months ended September 30, 2005, accounts payable increased by $7.6 million, primarily a result of the timing of payment of certain vendor invoices. Accrued expenses and other current liabilities increased $1.2 million during the nine months ended September 30, 2005.  Other, net increased by $3.6 million due to the increased costs in capitalized software, as well as prepaid insurance.

Cash used in investing activities of $21.4 million for the nine months ended September 30, 2005, was primarily due to earn-out payments of $13.1 million to the former owner of the TurboDisc business unit, and $1.9 million to the previous shareholders of Nanodevices Inc., and capital expenditures of $8.6 million, partially offset by $2.2 million in proceeds from the sale of certain assets.

Cash provided by financing activities of $1.6 million for the nine months ended September 30, 2005 resulted from $1.8 million in stock issuance proceeds offset by $0.2 million in debt payments.

The Company believes that existing cash balances, together with cash generated from operations and amounts available under the Company’s $50.0 million revolving credit facility, will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations over the next three years.   The Company believes it will be able to meet its obligation to repay the outstanding $220 million subordinated notes that mature on December 21, 2008 through a combination of refinancing, cash generated from operations and/or other means.

The Company is potentially liable for earn-out payments to the former owners of the businesses acquired in 2003 based on revenue targets achieved by each of the respective acquired businesses.  The maximum remaining amount of these contingent liabilities is $17.0 million, consisting of $9.0 million to the former shareholders of Aii over a two-year period, $1.1 million to Nanodevices Inc. over a two-year period and $6.9 million to the former owner of TurboDisc, over a one-year period.  Any amounts payable are to be paid during the first quarter of 2006 and 2007 to the former owners of Aii and during the first quarter of 2006 to the former owner of TurboDisc.  These payments would be based on the Company achieving revenue in excess of certain targets for the preceding fiscal year. The target for the $1.1 million earn-out payment to Nanodevices Inc. was achieved as of September 30, 2005 and will be paid during the first quarter of 2006.  It is not presently possible to calculate the amounts, if any, that may be due to the former shareholders of Aii or to the former owner of TurboDisc.

On March 15, 2005, the Company entered into a new revolving credit facility, which provides for borrowings of up to $50.0 million (the “Facility”). The Facility’s annual interest rate is a floating rate equal to the prime rate of the agent bank plus 1/4% and in the event the Company’s ratio of debt to cash flow is below a defined amount, the annual interest rate is adjustable to a minimum rate equal to the prime rate. A LIBOR based interest rate option is also provided. The Facility has a term of three years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants which, among other requirements, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is required to satisfy certain financial tests under the Facility and substantially all of the assets of the Company and its material domestic subsidiaries, other than real estate, have been pledged to secure the Company’s obligations under the Facility. As of September 30, 2005, no borrowings were outstanding under the Facility.

Application of Critical Accounting Policies

General:  Veeco’s discussion and analysis of its financial condition and results of operations are based upon Veeco’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long-lived assets, income taxes, warranty obligations, restructuring costs and contingent litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, warranty costs, the impairment of long-lived assets and the accounting for deferred taxes to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction, which may involve the delivery or performance of multiple products, services or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the seller’s price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying balance sheets. At September 30, 2005 and December 31, 2004, $2.6 million and $1.2 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

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

We record valuation allowances in order to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Under SFAS No. 109, factors such as current and previous operating losses are given significantly greater weight than the outlook for future profitability in determining the deferred tax asset’s carrying value.

For the year ended December 31, 2004, the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against the balance of its domestic net deferred tax assets, which consists of net operating loss and tax credit carryforwards, as well as temporary deductible differences. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical losses and losses incurred during 2004 represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a reversal of the valuation allowance in an amount that corresponds with the income tax liability generated.

At September 30, 2005 and December 31, 2004, we have foreign deferred tax assets, net of valuation allowances, of $3.1 million.  We believe it is more likely than not that we will be able to realize these assets through the reduction of future taxable income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 63.2% and 66.6% of Veeco’s total net sales for the three and nine months ended September 30, 2005, respectively, and 67.3% and 64.0% for the respective comparable 2004 periods. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 20.2% and 19.5% of Veeco’s total net sales for the three and nine months ended September 30, 2005, respectively, and 18% and 20% for the respective comparable 2004 periods. The aggregate foreign currency exchange loss in 2005 included in determining the consolidated results of operations was approximately $0.3 million and $0.5 million, including approximately $0.1 million of hedging losses and less than $0.1 million of hedging gains on forward exchange contracts, for the three and nine months ended September 30, 2005, respectively. The aggregate foreign currency exchange loss in 2004 included in determining the consolidated results of operations was approximately $0.3 million and $0.1 million, including approximately $0.1 million of hedging losses and less than $0.1 million of hedging gains on forward exchange contracts, for the three and nine months ended September 30, 2004, respectively.  Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. Veeco uses derivative financial instruments to mitigate these risks. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $4.2 million and $4.1 million for the three and nine months ended September 30, 2005, respectively.  As of September 30, 2005, the Company had entered into forward contracts for the month of October for the notional amount of approximately $17.1 million, which approximates the fair market value on September 30, 2005.

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

The Company is presently in the process of implementing a new company-wide integrated applications software and, to date, has completed the conversion to this new platform in four locations.  As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure.  There have been no other significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

Part II. Other Information

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Letter agreement dated October 31, 2005 between Veeco Instruments Inc. and Robert P. Oates.	*

10.2	Letter agreement dated October 31, 2005 between Veeco Instruments Inc. and Jeannine P. Sargent.	*

10.3	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2005

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

Number	Description	Incorporated by Reference to the Following Document:

10.1	Letter agreement dated October 31,2005 between Veeco Instruments Inc. and Robert P. Oates.	*

10.2	Letter agreement dated October 31, 2005 between Veeco Instruments Inc. and Jeannine P. Sargent.	*

10.3	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*              Filed herewith