Form 10-K
period 2005-12-31
VEECO INSTRUMENTS INC
filed 2006-03-01
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                   .

Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2989601
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
100 Sunnyside Boulevard, Suite B
Woodbury, New York	11797
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 677-0200

Website: www.veeco.com

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on July 1, 2005 as reported on The Nasdaq National Market, was approximately $324,850,868. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 28, 2006, the Registrant had 30,151,869 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

•       The cyclicality of the microelectronics industries we serve directly affects our business.

•       We operate in an industry characterized by rapid technological change.

•       We face significant competition.

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

•       We are subject to foreign currency exchange risks.

•       Our success depends on protection of our intellectual property rights.

•       We may be subject to claims of intellectual property infringement by others.

•       We rely on a limited number of suppliers.

•       Our outsourcing strategy could adversely affect our results of operations.

•       Changes in accounting standards for stock-based compensation may adversely affect our stock price and our ability to attract, motivate and retain key employees.

•       The implementation of a new information technology system may disrupt our operations.

•       We may not obtain sufficient affordable funds to finance our future needs.

•       We are subject to risks of non-compliance with environmental and safety regulations.

•       We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our company by another company more difficult.

•       The matters set forth in this Report generally, including the risk factors set forth in “Item 1A. Risk Factors.”

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

Item 1.                        Business.

The Company

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, research and industrial, semiconductor, HB-LED (high brightness light emitting diode) and wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes, personal music/video players and personal digital assistants. Our broad line of products features leading edge technology and allows customers to improve time-to-market of their next generation products. Veeco’s products are also enabling advancements in the growing fields of nanoscience, nanobiology and other areas of scientific and industrial research.

Veeco’s process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (“TFMHs”) for the data storage industry, HB-LED/wireless devices (such as power amplifiers and laser diodes) and semiconductor mask reticles. The Company reports financial results of its process equipment product lines in two segments—“Ion Beam and Mechanical Process Equipment,” including the etch, deposition, dicing and slicing products sold mostly to manufacturers of hard disk drives and “Epitaxial Process Equipment,” consisting of the Company’s Molecular Beam Epitaxy (“MBE”) and Metal Organic Chemical Vapor Deposition (“MOCVD”) products primarily sold to manufacturers of HB-LED and wireless telecommunications devices.

Veeco’s metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco’s metrology solutions are also used by many universities, scientific laboratories and industrial applications. Veeco sells its broad line of atomic force microscopes (“AFM”), optical interferometers and stylus profilers to thousands of research facilities and scientific centers worldwide.

Demand for many of Veeco’s products has been driven by the increasing miniaturization of microelectronic components, the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components, and, in the data storage industry, the introduction of giant magnetoresistive (“GMR”) and tunneling magnetoresistive (“TMR”) TFMHs and perpendicular recording technology which require additional manufacturing steps and the ability to take critical measurements for quality control and other purposes during the manufacturing process. The ability of Veeco’s products to precisely deposit thin films, and/or etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices.

Veeco was organized as a Delaware corporation in 1989.

Our Strategy

Veeco’s strategy for growth and improved profitability is focused on the following key activities:

•       Increasing our penetration into high-growth end markets—such as data storage, HB-LED and scientific research/nanotechnology—which we believe offer diversification and have the potential to outgrow the traditional semiconductor equipment industry;

•       Maximizing our broad line of process equipment and metrology solutions to introduce new products which address customers’ technology requirements and roadmaps;

•       Improving our operational efficiency through better supply chain management, including outsourcing of new products, and development of common hardware and software platforms for process equipment and metrology products;

•       Capturing leading market share in all core products by delivering differentiated technology solutions;

•       Developing strategic relationships with worldwide technology leaders and offering these customers high-quality service and applications support in order to improve their time-to-market on leading edge devices.

Veeco serves its worldwide customers through our global sales and service organization located throughout the United States, Europe, Japan and Asia Pacific. At December 31, 2005, Veeco had 1,219 employees, with manufacturing, research and development and engineering facilities located in New York, Arizona, California, Colorado, Minnesota and New Jersey.

Industry Background

General Introduction:   The market for microelectronic components continues to be driven by corporate and consumer use of information age products such as network personal computers (“PCs”), servers and the Internet, among others. While the Company believes that the PC and server markets still remain as the primary drivers of disk drive unit growth, disk drives are also increasingly being used for emerging consumer applications such as video ipods, television set-top boxes, video-on-demand systems and electronic devices such as digital cameras, digital printers and personal digital assistants.

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

Trends in the Data Storage Industry:   Worldwide storage demand continues to increase significantly, driven by intelligent internet storage, e-commerce, e-mail and new consumer applications now reaching higher volume including TV set-top boxes, personal audio and video recorders, digital cameras, auto navigation and music distribution systems. While much has been written in recent times about the competition hard disk drives face from flash memory, Veeco believes that hard disk drives (“HDDs”) will continue to provide the best value for mass storage and will remain at the forefront of large capacity storage applications for many years to come. In fact, the use of disk drives in many types of consumer applications has resulted in growth in the number of hard drive units shipped, which is expected to continue. According to data storage research firm IDC’s October 2005 report, consumer electronic applications of HDDs are forecasted to grow at a compound annual growth rate (“CAGR”) of 32% from 2004 to 2009, and comprised approximately 16% of HDD shipments in 2005. Another important growth opportunity for HDDs, according to IDC, are external HDD/home storage devices, forecasted to grow 65% during the same time period. In addition, Veeco believes that the potential competition from flash will lead HDD manufacturers to continue to pursue advances in areal density (storage) in order to stay ahead on a price/performance basis.

In order to satisfy market demand for devices with greater storage capacity, the data storage industry developed new head designs by incorporating higher areal densities, which enable storage of more data. The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. The data storage industry continues to fund the development of new high-density thin film head technology, increasing areal density by approximately 30% every year. Most importantly, the industry will be moving to perpendicular recording technology beginning in 2006, a technology which allows hard drive manufacturers to put more bits of data on each square inch of disk space because of changes in the magnetic geometry. The industry’s transition to perpendicular recording will require thinner films, more layers and more complicated process equipment and metrology solutions from companies such as Veeco.

In April 2005, Peripheral Research, a data storage research organization, forecasted that thin film head production will grow from approximately 885 million heads in 2004 to 1.7 billion heads in 2009, a CAGR of 14%. Disk drive manufacturers are now increasing production of new 80 GB platters and funding development of 120 GB and beyond technology. Veeco believes that the data storage technology roadmap is more aggressive than the semiconductor industry’s requirements for critical dimensions, film thickness, interface control and material selections.

Next generation HDDs will require new magnetic materials, smaller dimensional tolerances and increased automation in manufacturing. The Company believes that despite capital spending constraints within the data storage industry, substantial investment continues to be made in TMR and perpendicular recording technology. Furthermore, consolidation in the disk drive industry has led to fewer manufacturers that have greater financial stability. Veeco has and will continue to introduce important new process equipment products (including its NEXUS Ion Beam Etch, Physical Vapor Deposition and Atomic Layer Deposition, Lapping and Dicing products) to respond to the data storage industry’s continued technology advances. Additionally, the Company’s creation of Slider Process Equipment enables Veeco to produce more components of the TFMH manufacturing process including “back-end” lapping, and dicing products, than ever before. This expanded product footprint makes Veeco well positioned to continue to capitalize on growth opportunities in the HDD industry.

Trends in the Semiconductor Industry:   Current semiconductor industry technology trends include smaller feature sizes (sub-0.10 micron line widths), larger substrates (i.e., 300 mm wafers) and the increased use of metrology in the manufacturing process. According to VLSI, a semiconductor research organization, the percentage of capital expenditures devoted to metrology tools by semiconductor manufacturers is among the fastest growing part of the equipment business, and VLSI forecasts that these expenditures will increase from approximately $4 billion in 2004 to approximately $5 billion in 2008, a CAGR of over 8%. Semiconductor manufacturers use metrology tools in their wafer fabrication facilities to detect process deviations as early in the manufacturing process as possible. These tools are critical for yield enhancement resulting in cost reduction in this increasingly competitive environment.

Veeco has sold over 350 automated AFM systems used in-line by manufacturers of semiconductor chips in their fabrication facilities. Veeco’s AFMs are used by all of the top 10 integrated device manufacturers worldwide. Veeco’s family of non-destructive AFM products include our Vx Series Atomic Force Profilers (“AFP”), which combine AFM resolution with long-scan capability and are well suited for CMP and etch depth measurements; our X3D AFM for advanced lithography and photomask applications; and our Dimension X AFM for advanced etch measurements. In 2005, semiconductor manufacturers continued to place Veeco AFMs in-line for critical process measurements. In fact, Veeco’s automated AFM revenues grew approximately 25% in 2005, significantly surpassing the growth of the overall semiconductor industry.

Research and development expenditures by semiconductor companies and photomask manufacturers to extend the capabilities of photomasks are increasing. Photomasks are used to create intricate patterns on semiconductor wafers. One example of this is the investment being made to develop extreme ultraviolet processes for use in the manufacturing of photomasks. In addition to our Dimension X3D AFM, in 2005 Veeco sold a NEXUS Low Defect Density (“LDD”) Ion Beam Deposition (“IBD”) system for advanced photomask deposition to a leading photomask manufacturer and continues to advance development efforts through our relationship with Sematech North in Albany, New York.

Trends in the HB-LED/Wireless Industries:   In 2003, the International Technology Roadmap for Semiconductors voted to include non-silicon, wireless components (gallium arsenide and indium phosphide) on its roadmap. Veeco believes that compound semiconductor and traditional silicon materials ultimately will be used to create tomorrow’s “systems on a chip” devices. The Company believes that future growth in this industry will be tied to the trend toward convergence and integration of semiconductor, compound semiconductor and wireless devices to produce cheaper and faster integrated components.

Veeco intends to position itself as a leading supplier of process equipment and metrology solutions to be used to create a broad range of compound semiconductor based devices such as mobile cell phones, wireless local area networks, and high-brightness blue/green/white LEDs for backlighting applications. Veeco is the only supplier of the two key epitaxial deposition technologies used for wireless and HB-LED applications: MOCVD and MBE. MOCVD and MBE technologies are used to grow compound semiconductor materials (such as GaAs (gallium arsenide), GaN (gallium nitride) and InP (indium phosphide)) at the atomic scale. Epitaxy is the critical first step in compound semiconductor wafer fabrication and is considered to be the highest value added process, ultimately determining device functionality and performance. The combination of MOCVD and MBE increases Veeco’s customer base and total available market, and provides us with unique market positioning opportunities. In its July 2005 market report, Strategies Unlimited, an LED industry research organization, forecasted that the market for HB-LEDs will nearly double from $3.6 billion in 2004 to $6.8 billion in 2009, a CAGR of 13%. LEDs are becoming increasingly more prevalent in automotive applications, flat panel displays and other backlighting applications.

During 2005, Veeco experienced a slowdown in its MOCVD business as a result of the overcapacity of equipment purchased by LED customers in 2004. However, by the fourth quarter of 2005, Veeco began to see a recovery in this business resulting in part from new system orders from customers in Taiwan and Korea. While Veeco expects the HB-LED business to remain highly cyclical for the foreseeable future, Veeco anticipates that future applications for HB-LEDs, such as backlighting for large screen flat panel TVs (laser crystal diodes—LCDs), automotive applications and general illumination, will spur the growth of this business. According to Strategies Unlimited (July 2005), “in 2006 and beyond, growth rates (for LEDs) are forecast to increase as several emerging high-growth applications, such as LCD display backlighting and automotive forward lighting, begin to impact overall market growth.”

In order to gain market share in light of this growth opportunity, Veeco has introduced a next-generation system, GaNzilla II, focused on delivering higher brightness LEDs and better uniformity than older generation systems. Veeco also intends to continue to invest heavily in R&D and engineering in order to continue to deliver more advanced MOCVD solutions to its customers. The Company remains optimistic about the growth opportunity resulting from providing enabling equipment to the HB-LED industry.

Trends in the Research Industry:   Veeco’s broad based research business has historically tracked the growth of the economy and GDP, as our equipment and instruments are used in a wide range of industrial applications. A meaningful trend in the research industry is the growth in nanotechnology investment occurring at the scientific and university level. Nanotechnology is the ability to design and control the structure of an object at all lengths from the atom up to the macro scale. Nanotechnology may lead to molecular level assembly allowing for the ability to build structures from the molecular level up, potentially eliminating waste, creating new compositions and materials, and enhancing the properties of materials.

These innovations may lead to the creation of computer chips and other devices that are thousands of times smaller than current technologies permit.

Nanoscience and nanotechnology have received significant funding from the U.S. government and other countries, and are beginning to impact many industries, including life sciences, data storage, semiconductor, telecommunications and materials sciences. According to the National Nanoscience Initiative (NNI: http://www.nano.gov), President Bush’s 2007 budget provides over $1.2 billion for the multi-agency National Nanotechnology Initiative (“NNI”), bringing the total U.S. investment in nanotechnology since the NNI was established in 2001 to over $6.5 billion and nearly tripling the annual investment of the first year of the Initiative. In addition, Asian countries, including Japan, China and Korea, as well as several European countries, have made leadership in nanotechnology national priorities. Veeco’s metrology instruments are used by nanotechnology researchers, and Veeco currently sells to most major scientific and research organizations engaged in the field of nanotechnology. Veeco continues to introduce new AFMs and Scanning Probe Microscopes (“SPMs”) to respond to the growing need for specialized scientific research metrology tools.

In 2004, Veeco and The Dow Chemical Company (NYSE: DOW) announced that the U.S. Commerce Department’s National Institute of Standards and Technology (“NIST”) Advanced Technology Program (“ATP”) awarded them $6.6 million in funding for a three-year project to develop a quantitative nano-mechanical measurement instrument. Veeco and Dow’s proposal was one of 32 selected for award funding from a total of 870 proposals following a rigorous peer-review selection process. Veeco and Dow proposed to jointly develop and validate the world’s first platform for high speed, high bandwidth, quantitative nano-mechanical measurements (“QNM”) on length scales smaller than 50nm, on a wide range of materials. Successful completion of this proposal would lead to the creation of a new measurement platform enabling the development of nanomaterials. The QNM is being developed at Veeco. The platform will be based on recently demonstrated advancements in atomic force microscopy. Veeco currently anticipates that new instruments created as a result of this project will begin to emerge from R&D in the 2006/2007 time frame.

In 2005, Veeco announced a strategy to focus on growth opportunities in its scientific research business aligned to specific applications for nanotechnology that the Company has identified and may have higher growth than traditionally seen in this business. Under new management leadership and marketing direction, in 2005 Veeco identified the “nanomaterials” and “nanobiotechnology” marketplaces as key potential areas for future growth. It is Veeco’s intention to continue to develop and introduce specific new products aligned to these market opportunities.

Veeco’s Products

Veeco has three primary business segments, Ion Beam and Mechanical Process Equipment, Epitaxial Process Equipment and Metrology. Historical net sales for each of these business segments is shown below for the years indicated:

	Year ended December 31,
	2005	2004	2003
	(Dollars in millions)
Ion Beam and Mechanical Process Equipment	$162.9	$134.0	$95.9
% of net sales	39.7%	34.3%	34.3%
Epitaxial Process Equipment	$65.0	$93.6	$34.3
% of net sales	15.8%	24.0%	12.3%
Metrology	$182.3	$162.8	$149.1
% of net sales	44.5%	41.7%	53.4%

See Note 8 to the Consolidated Financial Statements of the Company for additional information regarding the Company’s reportable segments and sales by geographic location.

Below is a matrix indicating the industries to which Veeco’s product families are primarily sold. This chart shows that Veeco’s core technologies are applicable to multiple market opportunities:

	Data Storage	Semiconductor	HB-LED/Wireless	Scientific Research/ Industrial
Ion Beam and Mechanical Process Equipment
Ion Beam Deposition	X	X	X	X
Ion Beam Etch	X	X	X
Physical Vapor Deposition	X	X	X	X
Atomic Layer Deposition	X
Diamond Like Carbon Deposition	X
Precision Lapping, Slicing, Dicing	X
Epitaxial Process Equipment
Molecular Beam Epitaxy	X	X	X	X
Metal Organic Chemical Vapor Deposition			X	X
Metrology
Atomic Force Microscopes (automated)	X	X
Research AFMs and SPMs	X	X	X	X
Stylus Profilers	X	X		X
Optical Interferometers	X	X		X

Ion Beam and Mechanical Process Equipment

Veeco produces and sells several types of process equipment products capable of precisely depositing or etching thin film products, primarily used in the manufacture of data storage components such as TFMHs and compound semiconductor/wireless devices. Veeco’s process equipment product line includes:

Ion Beam Deposition (“IBD”) Systems:   Veeco’s NEXUS IBD systems utilize ion beam technology to deposit precise layers of thin films and may be included on Veeco’s cluster system platform to allow either parallel or sequential etch/deposition processes. Ion beam deposition systems deposit high purity thin film layers and provide maximum uniformity and repeatability. In addition to IBD systems, Veeco provides a broad array of ion beam sources.

Ion Beam Etch (“IBE”) Systems:   Veeco develops and produces NEXUS IBE systems, which etch precise, complex features for use primarily by data storage and telecommunications device manufacturers in the fabrication of discrete and integrated microelectronic devices.

Physical Vapor Deposition (“PVD”) Systems:   Veeco’s NEXUS PVD systems deposit more than 20 types of materials, offering manufacturers a highly flexible platform for developing next-generation data storage and compound semiconductor applications. Veeco’s PVD provides multiple targets, speeding the transition from development to high-volume production.

Atomic Layer Deposition (“ALD”) Systems:   Veeco’s NEXUS ALD systems deposit advanced dielectric and metal films found in current and emerging applications in the data storage and semiconductor markets. Designed with multiple source capability, each module can be configured to produce a range of films in both development and production modes. Part of the NEXUS platform family,

Veeco’s ALD module can be integrated with complementary modules (IBD, IBE and PVD) which share common hardware and software protocols.

Diamond-Like Carbon (“DLC”) Deposition Systems:   Veeco’s DLC deposition systems deposit protective coatings on advanced TFMHs. The system consists of a single cassette vacuum loadlock and a high vacuum processing chamber with two ion beam sources.

Precision Lapping, Slicing, and Dicing Systems:   Veeco’s Slider process equipment products, generally are used in ‘back-end” applications in a data storage fab where TFMHs or “sliders” are fabricated. This equipment includes lapping tools which enable precise material removal within three nanometers which is necessary for next generation TFMHs. Veeco also manufactures instruments that slice and dice wafers into rowbars and TFMHs.

Epitaxial Process Equipment

Metal Organic Chemical Vapor Deposition Systems:   Veeco’s MOCVD products are a recognized industry leader in MOCVD production systems. MOCVD reactors are used in the growth of III-V compounds for numerous compound semiconductor applications, including data and telecommunications modules, cellular telephones and solar cells. Our MOCVD production systems are the recognized leader in growing gallium nitride-based devices, most notably green, blue and white HB-LEDs, which are used today in large area signage, mobile device backlighting and specialty illumination.

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

Metrology

Veeco’s surface metrology product line includes atomic force/scanning probe microscopes, optical metrology tools and stylus profilers. These products offer a broad range of solutions to customers in the data storage and semiconductor industries, as well as versatile tools for use by research and development centers and universities.

Atomic Force/Scanning Probe Microscopes:   Veeco produces a broad range of AFM/SPM products designed for data storage, semiconductor and research and other industrial applications. Veeco’s family of automated, non-destructive AFM products include our Vx Series Atomic Force Profilers which combine AFM resolution with long-scan capability for CMP applications; our X3D AFM for advanced lithography and photomask applications; and our Dimension X AFM for etch measurements. Veeco also has the world’s broadest line of research AFMs and SPMs. Our Nanoscope products are widely used by leading nanotechnology research centers worldwide. Veeco was a pioneer of AFM technology and continues to develop new products for production and research applications.

The atomic force microscope “feels” the sample surface directly using a probe consisting of a very sharp tip or probe mounted on a microscopic spring arm (a cantilever). The interaction of the probe with the surface is detected by measuring deflections of the cantilever with an optical beam system. AFMs, which permit non-destructive measurements and resolution at the molecular level, can directly measure both lateral and vertical shapes with nanometer resolution and with direct 3D capability. In contrast, light-based metrology instruments, including confocal microscopes, have limited lateral resolution for measurements of less than half the wavelength of light, or less than about 250 nanometers. In addition to topography, AFMs can also directly measure the magnetic field (such as magnetic bits on a hard disk); electric field; hardness (such as thin film integrity); electric charge density (such as dopant concentrations in semiconductors); temperature (such as temperature distribution in disk drive recording head elements); and various chemical properties (such as the difference in binding preference among biological molecules). AFMs make these measurements on almost any surface; in air, vacuum or under fluids; and with minimal sample preparation.

Stylus Profilers:   Stylus profilers are used to produce cross-sectional representations and/or quantitative measurements, which are displayed on a video monitor. Veeco’s stylus profiler systems utilize a precision translation stage which creates relative motion between the sample and a diamond tipped stylus. As the sample moves under the stylus, surface variations cause vertical translation of the stylus, which is tracked and measured. Stylus profilers are widely used for height, width, pitch and roughness measurements of features on semiconductor devices, magnetic and optical storage media (such as hard drives), flat panel displays and hybrid circuits. Stylus profilers are often used for direct contact measurements and to measure larger feature sizes than Veeco’s AFMs. Veeco believes that its stylus profiler products are recognized for their accuracy, repeatability, ease of use and technology features, and are designed to meet a range of industry specifications and customer requirements.

Optical Metrology (Interferometry) Products:   Substantially all of Veeco’s optical metrology instruments are designed to make non-contact surface measurements using interferometry technology. This process involves the use of either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry and vertical scanning interferometry, these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes. Veeco’s major optical products include the NT family and SP3000 and the HD-Series optical profilers. The NT family product line measures surface roughness, heights and shapes. The HD-Series instruments are a line of microstructure measurement equipment used by manufacturers of mass memory components including manufacturers of TFMHs, disks, drives and suspensions. HD-Series instruments are used for research and development, production control, process improvement, incoming parts inspection, final parts inspection and field failure analysis.

Service and Sales

Veeco sells its products and services worldwide through various strategically located sales and service facilities located in the U.S., Europe, Asia Pacific and Japan, and recognizes that its customer service organization is a significant factor in the Company’s success. The Company provides service and support on a warranty, service contract or an individual service-call basis. Veeco also offers enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services and a 24-hour hotline service for certain products. The Company believes that offering 24 hour, 7 day per week worldwide support creates stronger relationships with customers and provides it with a significant competitive advantage. Approximately 19%, 17% and 18% of Veeco’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively, constituted revenues from part sales (15%, 14% and 14%, respectively), and service and support (4%, 3% and 4%, respectively).

Customers

Veeco sells its products to many of the world’s major data storage, semiconductor and HB-LED/wireless component manufacturers, and to customers in other industries, research centers and universities. For the year ended December 31, 2005, 41% of Veeco’s sales were to data storage customers, 17% to semiconductor customers, 15% to HB-LED/wireless customers and 27% to scientific research and industrial customers. We rely on certain principal customers for a significant portion of our sales including Seagate Technology, Inc., which has been one of our largest customers during the last three years. Sales to Seagate accounted for 15%, 10% and 11% of Veeco’s total net sales in the years ended December 31, 2005, 2004 and 2003, respectively. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business, prospects, financial condition and operating results could be materially and adversely affected.

Research and Development

Veeco believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position. Veeco works collaboratively with its customers to help ensure its technology and product roadmaps are aligned with customer requirements. Veeco’s research and development programs are organized by product line and new or improved products have been introduced into each of Veeco’s product lines in each of the past three years.

Veeco’s research and development expenses were approximately $60.4 million, $58.3 million and $48.9 million, or approximately 14.7%, 14.9% and 17.5% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

Manufacturing

The Company’s principal manufacturing activities, which consist principally of design, assembly, integration and test operations, are organized by product and take place at our facilities in Plainview, New York; Santa Barbara and Camarillo, California; Tucson, Arizona; Ft. Collins, Colorado; Somerset, New Jersey; and St. Paul, Minnesota.

The Company’s sales, marketing, manufacturing and research and development functions are organized by product families. The Company believes that this organizational structure allows each product family manager to more closely monitor the products for which he is responsible, resulting in more efficient sales, marketing, manufacturing and research and development. The Company emphasizes customer responsiveness, customer service, high quality products and an interactive management style. By implementing these management philosophies, the Company believes that it has increased its competitiveness and positioned itself for future growth.

Certain of the Company’s products are fully outsourced to one or more suppliers. In addition, certain of the components and sub-assemblies included in the Company’s products are obtained from a single source or a limited group of suppliers. Although the Company does not believe it is dependent upon any of these suppliers as a sole source or limited source for any critical components, the inability of the Company to develop alternative sources, if necessary, a prolonged interruption in supply or a significant increase in the price of one or more components could adversely affect the Company’s operating results and Consolidated Statement of Operations.

Backlog

Veeco’s backlog decreased from $142.0 million at December 31, 2004 to $114.1 million at December 31, 2005. Backlog adjustments of $20.6 million during 2005 included order cancellations of $16.7 million and the impact of foreign currency exchange differences. The Company’s backlog generally consists of product orders for which a purchase order has been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company’s orders require products to be shipped in the same quarter in which the order is received, and because changes in delivery schedules, cancellations of orders and delays in shipment are possible, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company’s future performance. Due to changing business conditions and customer requirements, the Company may continue to experience cancellation and/or rescheduling of orders.

Competition

In each of the markets that it serves, Veeco faces substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than Veeco as well as from smaller competitors. In addition, many of Veeco’s products face competition from alternative technologies, some of which are more established than those used in Veeco’s products. Significant factors for customer selection of metrology and process equipment tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership and technical service and support. Veeco believes that it is competitive based on the customer selection factors in each market Veeco serves. None of Veeco’s competitors compete with Veeco across all of Veeco’s product lines.

Veeco competes with process equipment manufacturers such as Anelva, Unaxis, Hitachi, Riber, Aixtron and Oxford. Veeco competes with metrology product manufacturers such as KLA-Tencor, Seiko, Hitachi, Zygo, Agilent, and a variety of small manufacturers.

Intellectual Property

Veeco’s success depends in part on its proprietary technology. Although Veeco attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that Veeco will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently.

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

Veeco also relies upon trade secret protection for its confidential and propriety information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Veeco’s trade secrets or that Veeco can meaningfully protect its trade secrets. In addition, the Company cannot be certain that it will not be sued by third parties alleging that the Company has infringed their patents or other intellectual property rights. If any third party sues Veeco, the Company’s business, results of operations or financial condition could be materially adversely affected. Veeco has brought a patent infringement lawsuit against Asylum Research. See “Legal Proceedings—Non-Environmental.”

Employees

At December 31, 2005, the Company had 1,219 employees, of which there were 347 in manufacturing and test, 230 in sales and marketing, 164 in service, 60 in product support, 260 in engineering, research and development, and 158 in information technology, general administration and finance. The success of the Company’s future operations depends in large part on the Company’s ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. The Company believes that its relations with its employees are good.

Item 1A.                Risk Factors

Risk Factors That May Impact Future Results

In addition to the other information set forth herein, the following risk factors should be carefully considered by shareholders of and potential investors in the Company.

The cyclicality of the microelectronics industries we serve directly affects our business.

Veeco’s business depends in large part upon the capital expenditures of data storage, HB-LED/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of our net sales for the periods indicated:

	Year ended December 31,
	2005	2004	2003
Data Storage	41%	32%	33%
HB-LED/wireless	15%	25%	14%
Semiconductor	17%	14%	14%
Scientific Research and Industrial	27%	29%	39%

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

We operate in an industry characterized by rapid technological change.

The data storage, HB-LED/wireless, semiconductor and scientific research and industrial industries are subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products in selecting which development programs to fund and pursue. Our financial results for 2006 will depend to a great extent on the successful introduction of several new products, many of which require achieving increasingly stringent technical specifications. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

We face significant competition.

We face significant competition throughout the world in each of our reportable segments. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than us. In addition, we face competition from smaller emerging equipment companies whose strategy is to provide a portion of the products and services we offer, using innovative technology to sell products into specialized markets. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins. Our failure to compete successfully with these other companies would seriously harm our business.

We depend on a limited number of customers that operate in highly concentrated industries.

Our customer base is and has been highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Based on net sales, Seagate Technology, Inc. is our largest customer, with 15%, 10% and 11% of total net sales in 2005, 2004 and 2003, respectively (our only customer with sales greater than 10% in any of the past three years).

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

In addition, a substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor’s capital equipment, we believe that the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a customer selects a competitor’s product over ours for technical superiority or other reasons, we could experience difficulty selling to that customer for a significant period of time.

Furthermore, we do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales and we are exposed to competitive price pressure on each new order we attempt to obtain. Our failure to obtain new sales orders from new or existing customers, would have a negative impact on our results of operations.

The timing of our orders, shipments and revenue recognition may cause our quarterly operating results to fluctuate significantly.

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

Changes in our product mix may cause our quarterly operating results to fluctuate significantly.

Certain of our business segments have historically had lower gross margins than other segments. We expect this trend to continue. If a greater portion of our overall business in the future comes from business segments operating at lower gross margins, then our overall gross margins will decline. This could have an adverse effect on our stock price.

Our customers may cancel or reschedule their orders with us.

Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. In limited circumstances, we have permitted major customers to return previously shipped products in order to maintain business relationships with such customers. Backlog adjustments for the year ended December 31, 2005 of $20.6 million included order cancellations of $16.7 million.

Our sales cycle is long and unpredictable.

Historically, we have experienced long and unpredictable sales cycles (the period between our initial contact with a potential customer and the time when we recognize revenue from that customer). Our sales cycle can range up to twelve months. The timing of an order often depends on the capital expenditure budget cycle of our customers, which is completely out of our control. In addition, the time it takes us to build a product to customer specifications (the “build cycle”) typically ranges from one to six months, followed in certain cases by a period of customer acceptance during which the customer evaluates the performance of the system and may potentially reject the system. As a result of the build cycle and evaluation periods, the period between a customer’s initial purchase decision and revenue recognition on an order often varies widely, and variations in length of this period can cause further fluctuations in our operating results. As a result of our lengthy sales cycle, we may incur significant research and development expenses, and selling and general and administrative expenses before we generate the related revenues for these products. We may never generate the anticipated revenues if a customer cancels or changes plans. Variations in the length of our sales cycle could also cause our net sales and therefore our cash flow and net income to fluctuate widely from period to period.

We face securities class action and shareholder derivative lawsuits which could result in substantial costs, diversion of management’s attention and resources and negative publicity.

The Company, its Chairman and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and its Senior Vice President and Chief Accounting Officer were named as defendants in a putative class action lawsuit which asserts claims for violation of federal securities laws on behalf of persons who acquired the Company’s securities during the period beginning November 3, 2003 and ending February 10, 2005. The lawsuit seeks unspecified damages and alleges claims against all defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and claims against the individual defendants for violations of Section 20(b) of the Exchange Act. Although the Company believes the lawsuit is without merit and intends to defend vigorously against the claims, the lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation.

In addition, a shareholder derivative lawsuit is pending against the Company’s directors and certain of its executive officers for breaches of fiduciary duties relating to the improper accounting transactions at the TurboDisc business unit. This lawsuit purports to assert claims on behalf of the Company, but no demand was made on the Board of Directors to bring such action and no decision had been made on whether the Company can or should pursue such claims. This lawsuit seeks damages allegedly sustained by the Company and the return of all bonuses, restricted stock, stock options and other incentive compensation. An unfavorable outcome or prolonged litigation in these matters could materially harm the Company’s business.

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

We have considered numerous acquisition opportunities and completed several significant acquisitions in the past. We may consider acquisitions of, or investments in, other businesses in the future. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

•       difficulties and increased costs in integrating the personnel, operations, technologies and products of acquired companies,

•       diversion of management’s attention while evaluating, pursuing and integrating the business to be acquired,

•       potential loss of key employees of acquired companies, especially if a relocation or change in responsibilities is involved,

•       difficulties in managing geographically dispersed operations in a cost-effective manner,

•       lack of synergy or inability to realize expected synergies,

•       increased amortization expense relating to goodwill and other intangibles; and

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

Approximately 67% of our 2005 net sales and 63% of our 2004 net sales were generated from sales outside the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing, portion of our sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

Many of these challenges are present in China, a large potential market for the Company’s products and an area that we anticipate will present a significant opportunity for growth. Instability in China and other foreign economies may continue and recur again in the future, which could have a material adverse effect on our business. In addition, political instability, terrorism, acts of war or epidemics in regions where we operate may adversely affect our business and results of operations.

We are subject to foreign currency exchange risks.

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

On September 17, 2003, we commenced a lawsuit against Asylum Research Inc., a privately-held company founded by former Veeco employees. The lawsuit alleges infringement of five patents relating to our AFM technologies. We are seeking monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents we are suing on are invalid and unenforceable and has filed a counterclaim for infringement of a patent licensed by Asylum and payment of royalties it believes it is owed. Cross motions for summary judgment related to the issues of infringement and/or validity of the patents in the suit are pending. The court has held hearings on the summary judgment motions and has referred many of the issues to a Special Master. We believe Asylum’s claims are without merit and intend to vigorously pursue our claims. Nonetheless, the costs of pursuing this matter are significant and there can be no assurance that we will be successful in this matter. Costs to defend the patents are being capitalized by the Company. If the Company is not successful in defending the patents, these costs may need to be written down.

We may be subject to claims of intellectual property infringement by others.

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

Our outsourcing strategy could adversely affect our results of operations.

To better align our costs with market conditions and to increase productivity and operational efficiency, we have outsourced, and plan to increase the outsourcing of, certain functions to third parties. While outsourcing may reduce our cost of operations, it also reduces our direct control over the services rendered. Although we attempt to select reputable providers, it is possible that one or more of these providers could fail to perform as we expect. In addition, the expanded role of third party providers has required and will continue to require us to implement changes to our existing operations and adopt new procedures and processes for retaining and managing these providers. If we do not timely and effectively develop and implement our outsourcing strategy or if third party providers do not perform as anticipated, we may not realize gross margin or productivity improvements and we may experience operational difficulties, increased costs, or even manufacturing delays, which could materially and adversely affect our business, financial condition and results of operations.

Changes in accounting standards for stock-based compensation may adversely affect our stock price and our ability to attract, motivate and retain key employees.

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. Pursuant to Statement No. 123(R), beginning in our first fiscal quarter of 2006, we will be required to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options outstanding on the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The change in accounting treatment will result in our reporting increased expenses, which will decrease our net earnings, and could also adversely affect the market price of our common stock. The requirement to expense stock options granted to employees reduces the attractiveness of granting stock options. However, stock options remain an important employee retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program.

The implementation of a new information technology system may disrupt our operations.

Our ability to design, manufacture, market and service our products is dependent on information technology systems that encompass all of our major business functions. We are in the process of implementing a comprehensive enterprise resource planning (“ERP”) software system. This new ERP system will cover many areas of our business. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. If we encounter unforeseen delays or difficulties or significant increased costs in implementing our system, we could be adversely affected.

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

We have adopted and may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of Veeco that a holder of our common stock might not consider in its best interest. These measures include:

•       “blank check” preferred stock,

•       classified board of directors,

•       shareholder rights plan or “poison pill,” and

•       certain certificate of incorporation and bylaws provisions.

Our board of directors has the authority to issue up to 500,000 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred). Such preferred stock may have rights, including economic rights, senior to our common stock. As a result, the issuance of the preferred stock could have a material adverse effect on the price of our common stock and could make it more difficult for a third party to acquire a majority of our outstanding common stock.

Our board of directors is divided into three classes with each class serving a staggered three-year term. The existence of a classified board will make it more difficult for our shareholders to change the composition (and therefore the policies) of our board of directors in a relatively short period of time.

We have adopted a shareholder rights plan, under which we have granted to our shareholders rights to purchase shares of junior participating preferred stock. These rights could discourage a takeover that is not approved by our board of directors but which a shareholder might consider in its best interest, thereby adversely affecting our stock price.

We have adopted certain certificate of incorporation and bylaws provisions which may have anti-takeover effects. These include: (a) requiring certain actions to be taken at a meeting of shareholders rather than by written consent, (b) requiring a super-majority of shareholders to call a special meeting of shareholders or to approve certain amendments to our bylaws, (c) limiting the maximum number of directors, and (d) providing that directors may be removed only for “cause.” These measures and those described above may have the effect of delaying, deferring or preventing a takeover or other change in control of Veeco that a holder of our common stock might consider in its best interest.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

The Company’s headquarter’s office and its principal manufacturing, research and development and sales and service facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Plainview, NY	80,000	No	Ion Beam and Mechanical Process Equipment
Santa Barbara, CA	100,000	Yes	Metrology
St. Paul, MN(1)	125,000	Yes	Epitaxial Process Equipment
Tucson, AZ(2)	110,000	No	Metrology
Somerset, NJ	80,000	No	Epitaxial Process Equipment

Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Fort Collins, CO(3)	47,000	2009	Ion Beam and Mechanical Process Equipment
Fremont, CA	14,000	2006	Ion Beam and Mechanical Process Equipment
Camarillo, CA	48,000	2007	Ion Beam and Mechanical Process Equipment
Camarillo, CA	26,000	2012	Ion Beam and Mechanical Process Equipment
Camarillo, CA	14,000	2006	Ion Beam and Mechanical Process Equipment
Camarillo, CA	19,000	2009	Metrology
Santa Barbara, CA	11,000	2006	Metrology
Ventura, CA(4)	125,000	2009	Ion Beam and Mechanical Process Equipment
Woodbury, NY	32,000	2011	Headquarters

(1)          The Company’s Epitaxial Process Equipment business utilizes approximately 95,000 square feet of this facility. The balance is available for expansion.

(2)          The Company’s Optical Metrology business utilizes approximately 75,000 square feet of this facility. The balance is available for expansion.

(3)          The lease on a 13,000 square foot section of this property expires in 2007, while the lease on the remaining 34,000 square feet expires in 2009.

(4)          This facility is leased from the former principle owner of Manufacturing Technology, Inc. (“MTI”). The Company has entered into a sublease for part of a building and is marketing the remaining portions of this facility for sublease.

The Santa Barbara, California and St. Paul, Minnesota facilities are subject to mortgages, which at December 31, 2005, had outstanding balances of $5.7 million and $3.8 million, respectively. The Company also leases small offices in Chadds Ford, Pennsylvania and Edina, Minnesota, for sales and service. The Company’s foreign subsidiaries lease space for use as sales and service centers in England, France, Germany, Netherlands, Japan, Korea, Malaysia, Singapore, Thailand, China and Taiwan. The Company believes its facilities are adequate to meet its current needs.

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

The former owner of the land and building in which the Company’s Santa Barbara, California Metrology operations are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract relating to the purchase of such land provides adequate protection against any environmental issues that may arise.

Non-Environmental

On September 17, 2003, the Company filed a lawsuit in the United States District Court for the Central District of California against Asylum Research Inc., a privately-held company founded by former Veeco employees. The lawsuit alleges that the manufacture, use and sale of Asylum’s MFP-3D AFM constitutes willful infringement of five patents owned by the Company, as well as other claims. The Company is suing for unspecified monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents the Company is suing on are invalid and unenforceable, and has filed a counterclaim for infringement of a patent licensed by Asylum, and payment of royalties it believes it is owed. Cross motions for summary judgment related to the issues of infringement and/or validity of the patents in the suit are pending. The Court has held hearings on the summary judgment motions and has referred many of the issues to a Special Master. The Company believes that Asylum’s claims are without merit and intends to vigorously pursue its claims. Costs to defend the patents are being capitalized by the Company. If the Company is not successful in defending the patents, these costs may need to be written down.

On February 11, 2005, the Company issued a press release announcing, among other things (a) the postponement of the release of its financial results for the fourth quarter and full year ended December 31, 2004 pending completion of an internal investigation of improper accounting transactions at its TurboDisc business unit and (b) Veeco’s expectation that this investigation will lead to adjustments requiring the restatement of the Company’s financial statements previously issued for the quarterly periods and nine months ended September 30, 2004.

Following the February 11, 2005 announcement, ten putative class action shareholder lawsuits were filed asserting claims for violation of federal securities laws on behalf of persons who acquired the Company’s securities during the period beginning November 3, 2003 and ending February 10, 2005. These actions were consolidated into one action in the U.S. District Court for the Southern District of New York and an amended and consolidated complaint and a motion for class certification were filed. The amended complaint names Veeco, its Chairman and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and its Senior Vice President and Chief Accounting Officer as defendants, and seeks unspecified damages. The lawsuit alleges claims against all defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and claims against the individual defendants for violations of Section 20(b) of the Exchange Act. The Company has filed a motion to dismiss all claims in the amended complaint and that motion is pending. The Company has also filed an opposition to the motion for class certification which is also pending. Although the Company believes this lawsuit is without merit and intends to defend vigorously against the claims, the lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation.

In addition, during March 2005, three shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company’s directors and certain of its officers for breaches of fiduciary duties relating to the improper accounting transactions at the TurboDisc business unit. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision had been made on whether the Company should pursue such claims. These actions were transferred to the U.S. District Court for the Southern District of New York (the Court before which the securities class action lawsuit described above is pending). These lawsuits seek damages allegedly sustained by the Company and the return of all bonuses, restricted stock, stock options and other incentive compensation. The deadline for defendants to respond to the complaint has been postponed until 30 days after a ruling of the motion to dismiss the securities class action has been issued. An unfavorable outcome or prolonged litigation in these matters could materially harm the Company’s business.

The Company is involved in various other legal proceedings arising in the normal course of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on The NASDAQ National Market under the symbol “VECO.” The 2005 and 2004 high and low closing bid prices are as follows:

	2005		2004
	High	Low	High	Low
First Quarter	$20.50	$13.98	$33.99	$24.91
Second Quarter	16.90	13.05	31.49	22.73
Third Quarter	21.37	15.77	24.71	18.66
Fourth Quarter	18.55	15.59	22.63	17.61

On February 28, 2006, the closing bid price for the Company’s common stock on the NASDAQ National Market was $20.09. As of February 28, 2006, the Company had approximately 229 shareholders of record.

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

The Company has not paid dividends on its common stock. The Company intends to retain future earnings, if any, for the development of its business and, therefore, does not anticipate that the Board of Directors will declare or pay any dividends on the common stock in the foreseeable future. In addition, certain provisions of the Company’s credit facility limit the Company’s ability to pay dividends. The Board of Directors will determine future dividend policy based on the Company’s consolidated results of operations, financial condition, capital requirements and other circumstances.

The following table gives information about our common stock that may be issued under our equity compensation plans as of December 31, 2005. See Note 5 to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,311,645	(A)	$24.727	1,876,469
Equity compensation plans not approved by security holders	521,950	(B)	$25.902	—
Total	7,833,595			1,876,469

(A)       Includes 9,438 stock options assumed in connection with the acquisition of CVC, Inc. (“CVC”) on May 10, 2000, which merger was approved by stockholders.

(B)        Includes 211,611 stock options assumed in connection with the acquisition of Applied Epi, Inc. (“Applied Epi”) on September 17, 2001.

Item 6.                        Selected Consolidated Financial Data.

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$410,190	$390,443	$279,321	$298,885	$449,251
Cost of sales	236,090	238,686	152,307	183,042 (4)	260,148 (5)
Gross profit	174,100	151,757	127,014	115,843	189,103
Costs and expenses	161,869	158,337	129,436	142,827	154,114
Merger, restructuring and other expenses	1,165 (1)	3,562 (2)	5,403 (3)	11,248 (4)	3,046 (5)
Asset impairment charges	—	816 (2)	—	99,663 (4)	3,418 (5)
Write-off of purchased in-process technology	—	600 (2)	1,500 (3)	—	8,200 (5)
Operating income (loss)	11,066	(11,558)	(9,325)	(137,895)	20,325
Interest expense (income), net	7,568	8,470	7,811	6,002	(577)
Income (loss) from continuing operations before income taxes	3,498	(20,028)	(17,136)	(143,897)	20,902
Income tax provision (benefit) from continuing operations	4,395	42,527 (6)	(7,389)	(20,513)	6,020
(Loss) income from continuing operations	(897)	(62,555)	(9,747)	(123,384)	14,882
Discontinued operations:
Loss from operations, net of taxes	—	—	—	—	(2,450)
Loss on disposal, net of taxes	—	—	—	(346)	(2,123)
Loss from discontinued operations, net of taxes	—	—	—	(346)	(4,573)
Net (loss) income	$(897)	$(62,555)	$(9,747)	$(123,730)	$10,309
(Loss) income per common share:
(Loss) income per common share from continuing operations	$(0.03)	$(2.11)	$(0.33)	$(4.24)	$0.57
Loss from discontinued operations	—	—	—	(0.01)	(0.17)
Net (loss) income per common share	$(0.03)	$(2.11)	$(0.33)	$(4.25)	$0.40
Diluted (loss) income per common share from continuing operations	$(0.03)	$(2.11)	$(0.33)	$(4.24)	$0.56
Loss from discontinued operations	—	—	—	(0.01)	(0.17)
Diluted net (loss) income per common share	$(0.03)	$(2.11)	$(0.33)	$(4.25)	$0.39
Weighted average shares outstanding	29,921	29,650	29,263	29,096	25,937
Diluted weighted average shares outstanding	29,921	29,650	29,263	29,096	26,355

	Years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$124,499	$100,276	$106,830	$214,295	$203,154
Goodwill	99,622	94,645	72,989	30,658	125,585
Working capital	229,650	216,802	257,466	351,106	358,023
Total assets	567,860	576,913	596,464	605,387	752,237
Long-term debt (including current installments)	229,580	229,935	230,268	230,585	219,063
Shareholders’ equity	248,587	252,352	306,329	307,573	423,971

(1)          Veeco incurred restructuring expenses of $1.2 million during the year ended December 31, 2005 for personnel severance costs. See Note 7 to the Consolidated Financial Statements.

(2)          Veeco incurred merger, restructuring and other expenses of $3.6 million during the year ended December 31, 2004. Of these charges, $2.8 million were for personnel severance costs and $0.8 million was accrued for costs related to the internal investigation of improper accounting transactions at its TurboDisc business unit. Asset impairment charges of $0.8 million related to the consolidation of the Aii and MTI business were recorded relating to certain long-lived assets that were classified as held for sale as of December 31, 2004. Veeco also recorded a charge of $0.6 million related to the write-off of purchased in-process technology in connection with the MTI acquisition. See Notes 2 and 7 to the Consolidated Financial Statements.

(3)          Veeco incurred merger and restructuring and purchased in-process technology charges of $6.9 million during the year ended December 31, 2003. Of theses charges, $5.4 million related to merger and restructuring charges ($4.8 million for personnel severance and business relocation costs, and $0.6 million for other merger and related expenses), and $1.5 million for the write-off of purchased in-process technology ($1.0 million write-off from the Aii acquisition and a $0.5 million write-off from the TurboDisc acquisition). See Notes 2 and 7 to the Consolidated Financial Statements.

(4)          Veeco incurred merger, restructuring and asset impairment charges of $126.0 million during the year ended December 31, 2002. Of these charges, $99.7 million related to asset impairment charges ($94.4 million for goodwill impairment, $3.5 million for impairment of land and buildings and $1.8 million for impairment of other fixed assets), $15.0 million was associated with the write-off of inventory (included in cost of sales), $6.4 million was due to the write-off of costs associated with the termination of the FEI Company merger agreement, $5.4 million for personnel severance and business relocation costs and $0.3 million related to a prepayment penalty for the early extinguishment of debt. The merger and restructuring charges are offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan for employees in the Ion Beam and Mechanical Process Equipment segment.

(5)          Veeco incurred merger and restructuring charges of $28.2 million during the year ended December 31, 2001. Of these charges, $13.6 million related to the write-off of inventory (included in cost of sales), $8.2 million related to the write-off of purchased in-process technology ($7.0 million from the acquisition of Applied Epi and $1.2 million from the acquisition of ThermoMicroscopes Corp. (“TM”)), $3.0 million represented restructuring costs and $3.4 million for the write-down of long-lived assets.

(6)          For the year ended December 31, 2004 the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against substantially all of its domestic net deferred tax assets. See Note 6 to the Consolidated Financial Statements.

Item 7:                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, scientific and industrial research, semiconductor, HB-LED (high-brightness light emitting diode) and wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes, personal music/video players and personal digital assistants. Our broad line of products features leading edge technology and allows customers to improve time-to-market of their next generation products. Veeco’s products are also enabling advancements in the growing fields of nanoscience, nanobiology and other areas of scientific and industrial research.

Veeco’s process equipment products precisely deposit or remove (etch) various materials in the manufacturing of TFMHs for the data storage industry, HB-LED/wireless devices (such as power amplifiers and laser diodes) and semiconductor mask reticles. The Company reports financial results of its process equipment product lines in two segments—“Ion Beam and Mechanical Process Equipment,” including the etch, deposition, dicing and slicing products sold mostly to data storage customers and “Epitaxial Process Equipment,” consisting of the Company’s MBE and MOCVD products primarily sold to HB-LED and wireless telecommunications customers.

Veeco’s metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco’s metrology solutions are also used by many universities, scientific laboratories and industrial applications. Veeco sells its broad line of AFMs, optical interferometers and stylus profilers to thousands of research facilities and scientific centers worldwide.

We currently maintain facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world. Each of our products is currently manufactured in only one location, since we believe that the technological know-how and precision needed to make each of our products requires specialized expertise.

Highlights of 2005

•       Revenue increased 5% to $410.2 million from $390.4 million in 2004. Veeco experienced strong growth in the data storage and semiconductor markets, up 35% and 27%, respectively, from 2004. This growth was somewhat offset by a 37% decline in sales to the HB-LED/wireless industry and a 2% decrease in sales to the scientific research marketplace;

•       Veeco’s 2005 revenues by segment were $162.9 million from Ion Beam and Mechanical Process Equipment, $65.0 million from Epitaxial Process Equipment, and $182.3 million from Metrology, up 22%, down 31% and up 12%, respectively, from 2004;

•       2005 sales by region were 33% North America, 20% Europe, 16% Japan and 31% Asia Pacific;

•       Orders were $404.8 million in 2005, down from $420.3 million in 2004;

•       Veeco improved its profitability in 2005 through a focus on gross margin improvements, cost reduction initiatives, mix shift to higher-margin products, and a series of operational excellence initiatives such as better supplier management including outsourcing;

•       Veeco’s continued focus on operational improvements and cost control resulted in an increase in gross margins to 42.4% in 2005 from 38.9% in the prior year;

•       Net loss was ($0.9) million in 2005 compared to a net loss of ($62.6) million in 2004;

•       Net loss per share was ($0.03) compared to a loss of ($2.11) in 2004; and

•       Veeco generated $24.2 million of cash during 2005, after the effect of making earn-out payments totaling $15.0 million relating to acquisitions. Inventory was reduced by $21.7 million from $110.6 million at December 31, 2004 to $88.9 million at December 31, 2005.

Outlook/Opportunities

In 2006, Veeco will continue its strategy for growth as well as its focus on improving profitability and gross margin performance. As Veeco enters 2006, the Company sees positive market conditions across our core markets (data storage, HB-LED, semiconductor and scientific research), which, combined with significant new product introductions expected from both our Process Equipment and Metrology business units, should provide ample opportunity for revenue growth. In addition, consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia Pacific region, are experiencing growth. The Company reviews a number of indicators to predict the strength of our markets going forward. These include plant utilization trends, capacity requirements and capital spending trends. At the beginning of 2006, many of these trends appear quite positive.

Technology changes are continuing in all of Veeco’s markets: the continued increase of 80 GB hard drives and investment in 120 GB hard drives in data storage; the increased usage of “mini” drives in consumer electronic applications; the increased use of Veeco’s automated AFMs for sub 90 nanometer semiconductor applications; the opportunity for Veeco’s MOCVD and MBE to further penetrate the emerging wireless and HB-LED market. Veeco believes that these changes, together with the estimated funding of nanoscience research, will prompt our customers to seek our next-generation solutions to address their manufacturing and technology challenges.

Veeco will continue its focus on increasing shareholder value through operational excellence and cash generation. The Company’s goal is to increase gross margins again in 2006, with improvements in both Process Equipment and Metrology. Veeco anticipates that progress in this area will continue to come from activities such as better supply chain management, including outsourcing of new products, and development of common hardware and software platforms.

Results of Operations

Years Ended December 31, 2005 and 2004

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between 2005 and 2004 and the analysis of sales and orders for the same periods between our segments, industries and regions (in $000’s):

	Year ended December 31,				Dollar and Percentage Inc/(Dec)
	2005		2004		Year to year
Net sales	$410,190	100.0%	$390,443	100.0%	$19,747	5.1%
Cost of sales	236,090	57.6	238,686	61.1	(2,596)	(1.1)
Gross profit	174,100	42.4	151,757	38.9	22,343	14.7
Operating expenses:
Selling, general and administrative expense	84,667	20.6	82,511	21.2	2,156	2.6
Research and development expense	60,382	14.7	58,338	14.9	2,044	3.5
Amortization expense	16,583	4.0	18,465	4.7	(1,882)	(10.2)
Other expense (income), net	237	0.1	(977)	(0.2)	1,214	124.3
Merger, restructuring and other expenses	1,165	0.3	3,562	0.9	(2,397)	(67.3)
Asset impairment charges	—	0.0	816	0.2	(816)	100.0
Write-off of purchased in-process technology	—	0.0	600	0.2	(600)	100.0
Total operating expenses	163,034	39.7	163,315	41.9	(281)	(0.2)
Operating income (loss)	11,066	2.7	(11,558)	(3.0)	22,624	195.7
Interest expense	10,203	2.5	10,250	2.6	(47)	(0.5)
Interest income	(2,635)	(0.6)	(1,780)	(0.5)	(855)	(48.0)
Income (loss) before income taxes	3,498	0.9	(20,028)	(5.1)	23,526	117.5
Income tax provision	4,395	1.1	42,527	10.9	(38,132)	(89.7)
Net loss	$(897)	(0.2)%	$(62,555)	(16.0)%	$61,658	98.6%

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Inc/(Dec)		Year ended December 31,		Dollar and Percentage Inc/(Dec)		Book to Bill Ratio
	2005	2004	Year to Year		2005	2004	Year to Year		2005	2004
Segment Analysis
Ion Beam and Mechanical Process Equipment	$162,906	$134,009	$28,897	21.6%	$162,817	$135,788	$27,029	19.9%	1.00	1.01
Epitaxial Process Equipment	64,955	93,597	(28,642)	(30.6)	65,908	125,196	(59,288)	(47.4)	1.01	1.34
Metrology	182,329	162,837	19,492	12.0	176,055	159,282	16,773	10.5	.97	.98
Total	$410,190	$390,443	$19,747	5.1%	$404,780	$420,266	$(15,486)	(3.7)%	.99	1.08
Industry Analysis
Data Storage	$167,420	$123,953	$43,467	35.1%	$166,000	$126,119	$39,881	31.6%	.99	1.02
HB-LED/wireless	62,566	98,452	(35,886)	(36.5)	62,390	122,876	(60,486)	(49.2)	1.00	1.25
Semiconductor	69,207	54,453	14,754	27.1	66,413	66,334	79	0.1	.96	1.22
Research and Industrial	110,997	113,585	(2,588)	(2.3)	109,977	104,937	5,040	4.8	.99	0.92
Total	$410,190	$390,443	$19,747	5.1%	$404,780	$420,266	$(15,486)	(3.7)%	.99	1.08
Regional Analysis
US	$136,489	$146,082	$(9,593)	(6.6)%	$132,971	$154,561	$(21,590)	(14.0)%	.97	1.06
Europe	81,476	68,446	13,030	19.0	72,937	78,938	(6,001)	(7.6)	.90	1.15
Japan	66,500	67,309	(809)	(1.2)	64,797	66,016	(1,219)	(1.8)	.97	.98
Asia Pacific	125,725	108,606	17,119	15.8	134,075	120,751	13,324	11.0	1.07	1.11
Total	$410,190	$390,443	$19,747	5.1%	$404,780	$420,266	$(15,486)	(3.7)%	.99	1.08

Net sales of $410.2 million for 2005 were up 5.1% from $390.4 million in 2004. In 2005, Ion Beam and Mechanical Process Equipment sales were up $28.9 million, or 21.6%, principally due to increased purchases by data storage customers, resulting from a continued increase in capacity in the data storage industry as well as technology investment in next-generation, higher areal density perpendicular thin film heads. Metrology sales increased by 12.0% to $182.3 million in 2005, from $162.8 million in 2004, primarily due to increased purchases in the semiconductor and data storage markets. Epitaxial Process Equipment sales were down $28.6 million in 2005, or 30.6%, due to a $22.2 million reduction of sales of MOCVD products, primarily to customers in the HB-LED/wireless industry, and a $6.4 million reduction in MBE sales attributable to less purchases by customers in the research and industrial and HB-LED/wireless industries. In 2005, we continued to experience a shift in sales from the U.S. to the Asia Pacific region, which experienced increased sales of $17.1 million in 2005 compared to 2004, due to the manufacturing base shifts noted above. The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $404.8 million in 2005 were down 3.7% as compared to 2004. By segment, orders in Ion Beam and Mechanical Process Equipment increased by 19.9%, due to improved data storage industry conditions resulting from the expanded use of hard drives in consumer electronics. Orders in the Metrology segment increased by 10.5%, due primarily to higher demand in the data storage and semiconductor industries. The 47.4% reduction in Epitaxial Process Equipment orders was primarily due to a $54.5 million decrease in HB-LED orders for MOCVD systems. By industry, orders from data storage customers increased 31.6% on higher deposition and etch orders. HB-LED/wireless orders decreased 49.2% predominantly due to a significant reduction in demand for MOCVD systems. Regionally, the decline in orders in the U.S. of 14.0% and the increase in orders to the Asia Pacific region of 11.0% is mostly the result of a continued shift to overseas production by our customers, primarily in the data storage industry.

The book-to-bill ratio for the year ended December 31, 2005, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was .99 to 1. During the year ended December 31, 2005, the Company experienced order cancellations of $16.7 million, primarily in the data storage and HB-LED/wireless industries. The Company also experienced rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the year ended December 31, 2005, increased as a percentage of net sales to 42.4% from 38.9% in 2004. Gross profit was $174.1 million in 2005, compared to $151.8 million in 2004. The increase in gross margins was partially attributed to a product mix shift from lower gross margin process equipment products to the higher gross margin metrology products. The percentage of total sales for metrology products increased from 41.7% in 2004 to 44.4% in 2005, which represents a $19.5 million increase in revenue. Process equipment product sales remained flat when compared to 2004, but as a percentage of total sales declined from 58.3% in 2004 to 55.5% in 2005. Ion Beam and Mechanical Process Equipment gross margins increased to 41.2% from 34.2% in 2004, primarily due to an increase in sales volume of $28.9 million, cost reductions and improved supply chain management which included outsourcing. Gross profit in 2004 was negatively impacted by $0.4 million in purchase accounting adjustments relating to the acquisition of Aii. Metrology gross margins decreased slightly from 52.0% in 2004 to 51.4% in 2005 primarily due to an unfavorable AFM product mix. Epitaxial Process Equipment margins declined from 23.2% in 2004 to 20.4% in 2005, due to a $28.6 million decline in sales volume, partially offset by a reduction in warranty and material costs. Gross profit in 2004 was negatively impacted by $1.1 million in purchase accounting adjustments relating to the acquisition of TurboDisc. These purchase accounting adjustments resulted from the required capitalization of profit in inventory and the permanent elimination of certain deferred revenue.

Selling, general and administrative expenses increased $2.2 million, or 2.6% in 2005 principally due to higher personnel costs, including increased bonus and profit sharing expenses and additional Epitaxial management totaling $3.8 million, as well as an increase in legal and insurance costs of $1.1 million. These increases were partially offset by a reduction in selling expenses of $1.6 million resulting from reduced personnel and a reduction in commissions expense of $1.1 million due to the continued shift in revenues to the Asia Pacific region, where commission rates are lower.

Research and development expense totaled $60.4 million or 14.7% of sales in 2005, compared with $58.3 million or 14.9% of sales in 2004. This $2.0 million increase in spending principally resulted from new product development in the Ion Beam and Epitaxial Process Equipment segments as well as incremental costs attributable to the MTI acquisition in October 2004.

Amortization expense totaled $16.6 million or 4.0% of sales in 2005, compared with $18.5 million or 4.7% of sales in 2004. This $1.9 million decrease is attributable to certain intangible assets becoming fully amortized.

Other expense, net, was $0.2 million in 2005 compared with other income, net of $1.0 million in 2004. The change is primarily due to foreign currency exchange losses and a loss realized on the sale of fixed assets.

The Company incurred merger, restructuring and other expenses of $1.2 million during 2005, which consisted of personnel severance costs related to consolidation and cost reduction actions. As of December 31, 2005, $0.9 million of these severance charges are included in accrued expenses, and are expected to be paid by the fourth quarter of 2006. During 2004, the Company incurred $3.6 million of merger, restructuring and other expenses, which was comprised of $2.8 million in severance related to a reduction in employment in the fourth quarter of 2004 and $0.8 million for costs related to the internal investigation of improper accounting transactions at TurboDisc. As of December 31, 2005, the entire amount of these charges had been paid. (See Note 7 to the Consolidated Financial Statements of the Company for details).

Asset impairment charges of $0.8 million in 2004 related to the consolidation of the Aii and MTI businesses and to certain long-lived assets of Aii that were classified as held for sale as of

December 31, 2004. In accordance with SFAS No. 144, these long-lived assets were measured at the lower of their carrying amount or fair value less selling costs.

The $0.6 million write-off of purchased in-process technology in 2004 resulted from the MTI acquisition of projects that had not reached technological feasibility and had no alternate uses. (See Note 2 to the Consolidated Financial Statements of the Company for details on the projects included).

Interest income totaled $2.6 million compared to $1.8 million in the comparable 2004 period. The change is due to the increase in interest rates and higher cash balances invested during 2005.

Income taxes for the year ended December 31, 2005, amounted to $4.4 million, or 125.6% of income before income taxes as compared to $42.5 million, or 212.3% of loss before income taxes in 2004. (See Note 6 to the Consolidated Financial Statements of the Company for details). The 2005 provision for income taxes included $3.2 million relating to our foreign operations, which are profitable, and $1.2 million relating to our domestic operations, which incurred a taxable loss. A portion of the domestic loss was taxable. The provision for income taxes in 2004 included a $54.0 million charge due to providing a full valuation allowance on its domestic net deferred tax assets, and foreign taxes of $1.8 million partially offset by income tax benefits derived from a domestic net operating loss.

Years Ended December 31, 2004 and 2003

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between 2004 and 2003 and the analysis of sales and orders for the same periods between our segments, industries and regions (in $000’s):

	Year ended December 31,				Dollar and Percentage Inc/(Dec)
	2004		2003		Year to Year
Net sales	$390,443	100.0%	$279,321	100.0%	$111,122	39.8%
Cost of sales	238,686	61.1	152,307	54.5	86,379	56.7
Gross profit	151,757	38.9	127,014	45.5	24,743	19.5
Operating expenses:
Selling, general and administrative expense	82,511	21.2	67,986	24.3	14,525	21.4
Research and development expense	58,338	14.9	48,868	17.5	9,470	19.4
Amortization expense	18,465	4.7	13,800	5.0	4,665	33.8
Other income, net	(977)	(0.2)	(1,218)	(0.4)	241	19.8
Merger, restructuring and other expenses	3,562	0.9	5,403	1.9	(1,841)	(34.1)
Write-off of purchased in-process technology	816	0.2	—	—	816	100.0
Asset impairment charges	600	0.2	1,500	0.5	(900)	(60.0)
Total operating expenses	163,315	41.9	136,339	48.8	26,976	19.8
Operating loss	(11,558)	(3.0)	(9,325)	(3.3)	(2,233)	(23.9)
Interest expense	10,250	2.6	10,326	3.7	(76)	(0.7)
Interest income	(1,780)	(0.5)	(2,515)	(0.9)	735	29.2
Loss before income taxes	(20,028)	(5.1)	(17,136)	(6.1)	(2,892)	(16.9)
Income tax provision (benefit)	42,527	10.9	(7,389)	(2.6)	49,916	675.5
Net loss	$(62,555)	(16.0)%	$(9,747)	(3.5)%	$(52,808)	(541.8)%

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Inc/(Dec)		Year ended December 31,		Dollar and Percentage Inc/(Dec)		Book to Bill Ratio
	2004	2003	Year to Year		2004	2003	Year to Year		2004	2003
Segment Analysis
Ion Beam and Mechanical Process Equipment	$134,009	$95,882	$38,127	39.8%	$135,788	$106,696	$29,092	27.3%	1.01	1.11
Epitaxial Process Equipment	93,597	34,289	59,308	173.0	125,196	36,476	88,720	243.2	1.34	1.06
Metrology	162,837	149,150	13,687	9.2	159,282	154,460	4,822	3.1	.98	1.04
Total	$390,443	$279,321	$111,122	39.8%	$420,266	$297,632	$122,634	41.2%	1.08	1.07
Industry Analysis
Data Storage	$123,953	$90,646	$33,307	36.7%	$126,119	$92,770	$33,349	35.9%	1.02	1.02
HB-LED/wireless	98,452	39,083	59,369	151.9	122,876	53,574	69,302	129.4	1.25	1.37
Semiconductor	54,453	40,218	14,235	35.4	66,334	45,454	20,880	45.9	1.22	1.13
Research and Industrial	113,585	109,374	4,211	3.9	104,937	105,834	(897)	(0.8)	0.92	0.97
Total	$390,443	$279,321	$111,122	39.8%	$420,266	$297,632	$122,634	41.2%	1.08	1.07
Regional Analysis
US	$146,082	$109,323	$36,759	33.6%	$154,561	$114,089	$40,472	35.5%	1.06	1.04
Europe	68,446	47,002	21,444	45.6	78,938	53,278	25,660	48.2	1.15	1.13
Japan	67,309	56,542	10,767	19.0	66,016	59,287	6,729	11.3	.98	1.05
Asia Pacific	108,606	66,454	42,152	63.4	120,751	70,978	49,773	70.1	1.11	1.07
Total	$390,443	$279,321	$111,122	39.8%	$420,266	$297,632	$122,634	41.2%	1.08	1.07

Net sales of $390.4 million for 2004 were up 39.8% from $279.3 million in 2003. In 2004, Ion Beam and Mechanical Process Equipment sales were up $38.1 million, or 39.8%, due to increases of $20.5 million in etch and deposition equipment, primarily due to the data storage market, and $17.6 million related to sales from Aii products, and also to data storage customers, each as compared to 2003. Epitaxial Process Equipment sales were up $59.3 million in 2004, or 173.0%, due to $62.7 million related to sales from MOCVD products, primarily to customers in the HB-LED industry, partially offset by a $3.4 million reduction in MBE sales. The MOCVD and Aii product lines were each acquired in the fourth quarter of 2003, and therefore a significant portion of the sales increase is due to twelve months of results in 2004 compared to less than a full fiscal quarter in 2003. Metrology sales increased by 9.2% to $162.8 million in 2004 from $149.2 million in 2003. We continue to experience a shift in sales from the U.S. to the Asia Pacific region, which region increased sales by $42.2 million in 2004 compared to 2003, due to the acquired companies and the manufacturing base shifts noted above. The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $420.3 million in 2004 were a 41.2% increase as compared to 2003. By segment, orders in Ion Beam and Mechanical Process Equipment increased by 27.3% due to improved data storage industry conditions resulting from the expanded use of hard drives in consumer electronics. The 243.2% improvement in Epitaxial Process Equipment orders was driven by $95.6 million in orders for MOCVD systems for production of HB-LED. This increase was due to the full year impact of MOCVD activities in 2004, as the product line was acquired in the fourth quarter of 2003. By industry, data storage increased 35.9% on higher deposition and etch orders. Semiconductor increased 45.9% mostly due to a $7.2 million increase in Metrology orders, an $8.9 million increase in deposition and etch orders, and $5.9 million of MOCVD orders from the TurboDisc acquisition partially offset by a $1.2 million decrease in MBE orders. HB-LED/wireless orders increased 129.4% predominantly due to a $75.5 million increase in MOCVD. Regionally, the increase in orders in the U.S and to the Asia Pacific region is mostly due to the increase in MOCVD orders.

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

Gross profit for the year ended December 31, 2004, decreased as a percentage of net sales to 38.9% from 45.5% in 2003. Gross profit was $151.8 million in 2004 compared to $127.0 million in 2003. During the years ended December 31, 2004 and December 31, 2003, the Company incurred reductions in gross profit related to the acquisitions of TurboDisc and Aii of $1.5 million and $1.7 million, respectively. The reductions were the result of purchase accounting adjustments due to the required capitalization of profit in inventory and permanent elimination of certain deferred revenue, which is included in cost of sales. Excluding the impact of these adjustments, gross profit as a percentage of net sales was 39.4% in 2004, compared to 46.0% in 2003. This decrease was mostly due to a product mix shift from the higher margin Metrology segment to the lower margin Ion Beam and Mechanical Process Equipment and Epitaxial Process Equipment segments, largely due to the 2003 acquisitions. The Metrology percentage of total sales declined from 53.4% in 2003 to 41.7% in 2004. The Ion Beam and Mechanical Process Equipment margins decreased from 39.0% to 34.5%. This reduction was principally due to an unfavorable product mix including lower margins for certain advance development products. Epitaxial Process Equipment margins declined from 38.4% in 2003 to 24.4% in 2004. The MOCVD margins were negatively impacted by high warranty and material costs. The Metrology gross margin for 2004 was 52.0%, compared with 52.8% in 2003.

Selling, general and administrative expenses increased $14.5 million, or 21.4% in 2004, principally due to incremental costs of $12.0 million attributable to the TurboDisc and Aii acquisitions, with the balance attributable to higher selling expenses related to the increase in sales, as well as consulting and audit costs related to the implementation of Section 404 of the Sarbanes-Oxley Act.

Research and development expense totaled $58.3 million or 14.9% of sales in 2004, compared with $48.9 million or 17.5% of sales in 2003. This $9.4 million increase in spending principally resulted from $8.2 million of incremental costs attributable to the TurboDisc and Aii acquisitions.

Other income, net, decreased by $0.2 million primarily due to lower gains realized on the sale of assets held for sale in 2004 than in 2003.

The Company incurred merger, restructuring and other expenses of $3.6 million during 2004, comprised of $2.8 million in severance related to a 10% reduction in employment in the fourth quarter of 2004 and $0.8 million for costs related to the internal investigation of improper accounting transactions at TurboDisc. The $2.8 million charge for severance related costs include approximately 107 management, administration and manufacturing employees located at the Company’s Plainview, New York and Camarillo, California Ion Beam and Mechanical Process Equipment operations, the Somerset, New Jersey and St. Paul, Minnesota Epitaxial Process Equipment operations, the Santa Barbara, California and Tucson, Arizona Metrology facilities, the sales and service offices located in France, England and Singapore, and the corporate office in Woodbury, New York. As of December 31, 2004, approximately $0.7 million had been paid and approximately $2.1 million remained accrued. The remainder was paid by the fourth quarter of 2005. As of December 31, 2004, the $0.8 million investigation costs remained accrued, and were paid by the second quarter of 2005. Asset impairment charges of $0.8 million in 2004 related to the consolidation of the Aii and MTI business and pertained to certain long-lived assets of Aii that were classified as held for sale as of December 31, 2004. In accordance with SFAS No. 144, these long-lived assets are measured at the lower of their carrying amount or fair value less selling costs. The merger, restructuring and other expenses of $5.4 million in 2003 was primarily due to severance costs related to the actions announced in the fourth quarter of 2002. (See Note 7 to the Consolidated Financial Statements of the Company for details).

The $0.6 million write-off of purchased in-process technology for 2004 resulted from the MTI acquisition for projects that had not reached technological feasibility and had no alternate uses. (See Note 2 to the Consolidated Financial Statements of the Company for details on the projects included). Expenditures to complete MTI’s projects are subject to change, given the uncertainties of the development process, and no assurances can be given that deviations from the estimated completion dates will not occur. Additionally, the projects will require maintenance research and development spending after they have reached a state of technological and commercial feasibility. There are risks associated with these projects and there is no assurance that these projects will be technologically feasible or commercially successful. In 2003, the Company wrote off $1.5 million of purchased in-process technology from the TurboDisc and Aii acquisitions in the amount of $0.5 million and $1.0 million, respectively. Accordingly, these amounts were expensed at the acquisition dates. As of December 31, 2004, all of the projects related to these charges have either been completed or cancelled. (See Note 2 to the Consolidated Financial Statements of the Company for details on the projects included).

Interest income totaled $1.8 million compared to $2.5 million in the comparable 2003 period. The change is due to the lower cash balances as a result of the acquisitions completed in the fourth quarter of 2003, partially offset by $0.4 million in interest income on a federal income tax refund received in the third quarter of 2004.

Income taxes for the year ended December 31, 2004 amounted to $42.5 million, or 212.3% of loss before income taxes, as compared with a benefit of $7.4 million, or 43.1% of loss before income taxes in 2003. The difference between the statutory tax benefit and the effective tax rate in 2004 was primarily a result of an increase of $54.0 million in the valuation allowance for its domestic deferred tax assets (See Note 6 to the Consolidated Financial Statements of the Company for details).

Liquidity and Capital Resources

Veeco’s primary source of funds at December 31, 2005, consisted of $124.5 million of cash and cash equivalents. This amount represents an increase of $24.2 million from the December 31, 2004 balance of $100.3 million. The increase included $15.0 million of earn-out payments to the former owners of the businesses acquired in 2003 (see below). The Company’s primary future cash commitment is in 2008, when the $220 million of 4.125% convertible subordinated notes mature. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share and are redeemable by Veeco under certain circumstances. (See Note 4 to the Consolidated Financial Statements of the Company for details).

Cash provided by operations totaled $44.9 million during the year ended December 31, 2005. Of the cash generated, $30.4 million was derived from adjusting the net loss of $0.9 million for non-cash charges of $31.3 million, including $29.8 million in depreciation and amortization expense. The balance of $14.5 million is from changes in operating assets and liabilities, including cash generated from a decrease in inventories of $20.7 million and an increase in accounts payable of $6.0 million, partially offset by cash used from an increase in accounts receivable of $8.8 million and an increase in net other current assets and liabilities of $3.8 million. Inventories decreased as each business segment has continued to focus on operational improvements including outsourcing, lean manufacturing and standardization of platforms, as well as an increase in sales volume over the prior year. Accounts receivable increased primarily as a result of higher sales volume. The increase in accounts payable was primarily attributable to the timing of payments principally due to improved cash management techniques. The increase in net other current assets and liabilities is mainly a result of increased costs in capitalized software, as well as prepaid insurance and a foreign currency translation gain related to forward contracts.

Cash used in investing activities of $24.6 million for the year ended December 31, 2005, is a result of earn-out payments of $13.1 million to the former owner of the MOCVD business unit, and $1.9 million to the previous shareholders of Nanodevices Inc. plus capital expenditures of $11.7 million. Partially offsetting these cash uses were proceeds from the sale of property, plant and equipment and assets held for sale of $2.3 million.

Cash provided by financing activities in 2005 totaled $1.8 million, primarily from common stock issuances related to employee exercise of stock options and purchase of shares under our Employee Stock Purchase Plan.

On December 21, 2001, the Company issued $200.0 million of 4.125% convertible subordinated notes, and on January 3, 2002, the Company issued an additional $20.0 million of notes pursuant to an over-allotment option. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. The notes will mature on December 21, 2008. The notes are subordinated in right of payment to substantially all other indebtedness of the Company. The notes are repayable upon certain change of control events and upon the acceleration of certain other indebtedness. After December 20, 2004 the notes may be redeemed at the option of the Company at the redemption prices set forth in the indenture relating to the notes.

During the first quarter of 2006, the Company repurchased $20.0 million of its 4.125% convertible subordinated notes for $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of the repurchase of this debt, the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million. In accordance with SFAS No. 145, the Company will report this gain as part of operating income. The Company may engage in similar transactions in the future depending on market conditions, its cash position and other factors.

On March 15, 2005, the Company entered into a revolving credit facility, which provides for borrowings of up to $50.0 million (the “Facility”). The Facility’s annual interest rate is a floating rate equal to the prime rate of the agent bank plus 1/4% and is adjustable to a minimum rate equal to the prime rate in the event the Company’s ratio of debt to cash flow is below a defined amount. A LIBOR based interest rate option is also provided. The Facility has a term of three years and borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other requirements, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is required to satisfy certain financial tests under the Facility and substantially all of the assets of the Company and its material domestic subsidiaries, other than real estate, have been pledged to secure the Company’s obligations under the Facility. As of December 31, 2005, no borrowings were outstanding under the Facility. The Company had unsecured letters of credit outstanding at December 31, 2005 in the amount of $1.4 million.

On March 15, 2005, the Company terminated its previous $100.0 million revolving credit facility which had been established on April 19, 2001 (the “Old Facility”). For all periods during 2004 and 2003, no borrowings were outstanding under the Old Facility.

At December 31, 2005, Veeco’s contractual cash obligations and commitments are as follows (in thousands):

Contractual Cash Obligations and Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$229,580	$375	$226,110	$441	$2,654
Interest on debt	30,259	9,635	19,210	460	954
Operating leases	18,519	3,981	8,982	3,547	2,009
Earn-out features on acquisitions	3,161	3,161	—	—	—
Letters of credit	1,381	1,381	—	—	—
Purchase commitments	12,267	12,267	—	—	—
	$295,167	$30,800	$254,302	$4,448	$5,617

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s $50.0 million Facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, detailed in the above table. The Company believes it will be able to meet its obligation to repay the $220 million subordinated notes that mature on December 21, 2008 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and/or other means.

The Company is liable for payment of certain earn-out provisions at December 31, 2005 to the former shareholders of Nanodevices Inc. for $1.1 million and to the former owner of TurboDisc for $2.0 million. Such amounts have been accrued at December 31, 2005 and are payable during the first quarter of 2006. In addition, the Company is potentially liable for earn-out payments to the former shareholders of Aii based on achieving revenue in excess of certain targets for 2006. It is not possible to calculate the amounts, if any, that may be due to the former shareholders of Aii, however the Company does not anticipate making any significant payments relating to such arrangement.

The Company uses derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. On December 30, 2005 and 2004, respectively, the Company entered into forward contracts for the month of January of each of 2006 and 2005, respectively, for the notional amounts of approximately $16.9 million and $16.8 million, respectively, which approximated the respective fair market value at December 31, 2005 and 2004.

Application of Critical Accounting Policies

General:   Veeco’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long-lived assets, income taxes, warranty obligations, restructuring costs and contingent litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, warranty costs and the accounting for deferred taxes to be critical policies due to the estimation processes involved in each.

Revenue Recognition:   The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying consolidated balance sheets. At December 31, 2005 and 2004, $0.5 million and $1.2 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment:   The Company has significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of the Company’s goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required to record impairment charges for those assets not previously recorded. During the fourth quarter of 2005, 2004 and 2003, as required, the

Company performed an annual impairment test, and based upon the judgment of management, it was determined that no impairment exists.

Long-Lived Asset Impairment:   The carrying values of long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Assumptions utilized by management in reviewing for impairment of long-lived assets could be effected by changes in strategy and/or market conditions which may require Veeco to record additional impairment charges for these assets, as well as impairment charges on other long-lived assets not previously recorded. During 2004, $0.8 million in fixed asset impairment charges were recorded by the Company related to the consolidation of the Aii and MTI business. No asset impairment charges were recorded during 2005 and 2003.

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

Deferred Tax Valuation Allowance:   As part of the process of preparing Veeco’s Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its Consolidated Balance Sheets. The carrying value of deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of net operating loss and tax credit carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

For the year ended December 31, 2004, the Company recognized a charge of approximately $54.0 million to establish a valuation allowance against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences. At December 31, 2004 the Company’s valuation allowance was $62.8 million. The valuation allowance of $70.0 million at December 31, 2005 increased by approximately $7.2 million in 2005, principally due to the benefit derived from the extraterritorial income exclusion and additional foreign tax credits. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical loss and the losses incurred in 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Other Recent Accounting Pronouncements:   On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement No. 123(R) must be adopted no later than January 1, 2006.

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

The Company will adopt Statement No. 123(R) on January 1, 2006, as required, and has chosen the modified prospective method for implementing Statement No. 123(R).

As permitted by Statement No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will impact consolidated results of operations by approximately $1.1 million in 2006 and approximately $0.8 million in 2007, for options that are unvested as of January 1, 2006. The impact of future share-based awards cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and net loss per common share in Note 1 to Veeco’s Consolidated Financial Statements. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce consolidated net operating cash flows and increase consolidated net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of consolidated operating cash flows recognized in prior periods for such excess tax deductions was $0.9 million in 2003.

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment to ARB No. 43, Chapter 4. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as previously stated in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a significant impact on the Company’s consolidated financial position or results of operations.

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

Interest Rates

Veeco centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Veeco’s investment portfolios at December 31, 2005 and December 31, 2004 consist of cash equivalents. Assuming year-end 2005 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. In December 2001 and January 2002, the Company issued an aggregate of $220.0 million of 4.125% convertible subordinated notes. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. Interest payments commenced on June 21, 2002 (see Note 4 to the Company’s Consolidated Financial Statements). The notes will mature on December 21, 2008. The notes are redeemable at the option of the Company, at the redemption prices set forth in the indenture.

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

Veeco’s net sales to foreign customers represented approximately 67% of Veeco’s total net sales in 2005, 63% in 2004 and 61% in 2003. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 38% of total net sales in 2005, 23% in 2004 and 22% in 2003. The aggregate foreign currency exchange (losses) gains included in determining consolidated results of operations were ($0.5) million, ($0.2) million and $0.1 million in 2005, 2004 and 2003, respectively. Included in the aggregate foreign currency exchange (losses) gains were gains (losses) relating to forward contracts of $0.2 million, $0.0 million and ($0.4) million in 2005, 2004 and 2003, respectively. These amounts were recognized and included in other expense (income), net. As of December 31, 2005, approximately $0.5 million of gains related to forward contracts were included in prepaid expenses and other current assets and cash in an amount equivalent to such gains was received in January 2006. As of December 31, 2004, approximately $0.1 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2005. On December 30, 2005, the Company entered into forward contracts for the month of January 2006 for the notional amount of $16.9 million, which approximated the market value of such contract at December 31, 2005. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts outstanding was approximately $17.4 million for the year ended December 31, 2005. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating (loss) profit are the Japanese Yen and the Euro. The Company believes that based upon its hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Item 8.                        Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

The following table presents selected unaudited financial data for each quarter of fiscal 2005 and 2004. Although unaudited, this information has been prepared on a basis consistent with the Company’s audited Consolidated Financial Statements and, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with U.S. generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited Consolidated Financial Statements of the Company and the notes thereto.

Quarterly Statements of Operations (In thousands, except per share data):

	Fiscal 2005					Fiscal 2004
	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4	Year
Net sales	$93,850	$103,415	$100,078	$112,847	$410,190	$90,863	$99,246	$97,367	$102,967	$390,443
Cost of sales	56,318	59,989	55,816	63,967	236,090	54,065	58,331	61,913	64,377	238,686
Gross profit	37,532	43,426	44,262	48,880	174,100	36,798	40,915	35,454	38,590	151,757
Costs and expenses	39,387	41,394	40,049	41,039	161,869	38,527	40,495	38,996	40,319	158,337
Merger, restructuring and other expenses	—	—	—	1,165	1,165	—	—	—	3,562	3,562
Write-off of purchased in-process technology	—	—	—	—	—	—	—	—	600	600
Asset impairment charges	—	—	—	—	—	—	—	—	816	816
Operating (loss) income	(1,855)	2,032	4,213	6,676	11,066	(1,729)	420	(3,542)	(6,707)	(11,558)
Interest expense, net	2,146	1,959	1,815	1,648	7,568	2,199	2,239	1,793	2,239	8,470
(Loss) income before income taxes	(4,001)	73	2,398	5,028	3,498	(3,928)	(1,819)	(5,335)	(8,946)	(20,028)
Income tax provision (benefit)	701	522	832	2,340	4,395	(1,218)	(162)	(3,162)	47,069	42,527
Net (loss) income	$(4,702)	$(449)	$1,566	$2,688	$(897)	$(2,710)	$(1,657)	$(2,173)	$(56,015)	$(62,555)
Net (loss) income and diluted net (loss) income per common share:
Net (loss) income per common share	$(0.16)	$(0.02)	$0.05	$0.09	$(0.03)	$(0.09)	$(0.06)	$(0.07)	$(1.88)	$(2.11)
Diluted net (loss) income per common share	$(0.16)	$(0.02)	$0.05	$0.09	$(0.03)	$(0.09)	$(0.06)	$(0.07)	$(1.88)	$(2.11)
Weighted average shares outstanding	29,855	29,863	29,965	30,002	29,921	29,569	29,649	29,670	29,718	29,650
Diluted weighted average shares outstanding	29,855	29,863	30,360	30,264	29,921	29,569	29,649	29,670	29,718	29,650

A variety of factors influence the level of the Company’s net sales in a particular quarter including economic conditions in the semiconductor, data storage and HB-LED/wireless industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by the Company and its competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, and other factors, many of which are beyond the Company’s control. In addition, the Company derives a substantial portion of its revenues from the sale of products which have an average selling price in excess of $750,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company’s net sales and operating results in any given quarter.

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

Subsequent to that evaluation there have been no significant changes in our disclosure controls or procedures or other factors that could significantly affect these controls or procedures after such evaluation.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2005. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2005 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

The Company is presently in the process of implementing a new company-wide integrated applications software and, as of December 31, 2005, has completed the conversion to this new platform in four locations. As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure. There have been no other significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Reference is made to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year for information concerning directors and executive officers of the Registrant.

Veeco has adopted a Code of Ethics for Senior Officers (the “Code”) which applies to its chief executive officer, president, principal financial officer, principal accounting officer and persons performing similar functions. A copy of the Code can be found on Veeco’s website (www.veeco.com). Veeco intends to disclose on its website the nature of any future amendments to and waivers of the Code that apply to the chief executive officer, president, principal financial officer, principal accounting officer or persons performing similar functions. The website address above is intended to be an inactive, textual reference only. None of the material on this website is part of this report.

Item 11.                 Executive Compensation.

Reference is made to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year for information concerning executive compensation.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year for information concerning security ownership of each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock, of each director of the Company and all executive officers and directors as a group.

Item 13.                 Certain Relationships and Related Transactions.

Reference is made to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year for information concerning certain relationships and related transactions.

Item 14.                 Principal Accounting Fees and Services.

Reference is made to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year for information concerning principal accounting fees and services.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)          The Registrant’s financial statements together with a separate table of contents are annexed hereto. The financial statement schedule is listed in the separate table of contents annexed hereto.

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

Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1

4.4	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1
4.5	Form of Note/Indenture relating to Debt Securities which may be offered on a delayed or continuous basis.	Registration Statement on Form S-3 (File No. 333-128004), filed September 28, 2005, Exhibit 4.1
10.1	Credit Agreement, dated as of March 15, 2005, among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, Exhibit 10.1
10.2	Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, Exhibit 10.2
10.3	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2
10.4	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, Exhibit 10.2
10.5	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3
10.6*	Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.7*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.8*	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.9*	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.10*	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2

10.11*	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.12*	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.13*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.14*	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.15*	Veeco Instruments Inc. 2000 Stock Incentive Plan (amending and restating the Veeco Instruments Inc. 2000 Stock Option Plan, as amended) effective May 7, 2004.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.2
10.16*	Amendment No. 1 dated May 25, 2005 to Veeco Instruments 2000 Stock Incentive Plan	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005, Exhibit 10.1
10.17*	Amendment No. 2 effective January 1, 2006 to Veeco Instruments 2000 Stock Incentive Plan	Filed herewith
10.18*	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, Exhibit 10.3
10.19*	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.20*	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.21	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6
10.22*	Employment Agreement dated as of April 1, 2003 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.3

10.23*	Employment Agreement dated as of April 1, 2003 between Don R. Kania and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.24*	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.5
10.25*	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.38
10.26*	Letter Agreement dated July 7, 2004 supplementing letter agreement dated April 1, 2003, between the Company and John K. Bulman	Annual Report on Form 10-K for the Year Ended December 31, 2005, Exhibit 10.38
10.27*	Letter agreement dated October 31, 2005 between Veeco Instruments Inc., and Robert P. Oates	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, Exhibit 10.1
10.28*	Letter agreement dated October 31, 2005 between Veeco Instruments Inc., and Jeannine P. Sargent	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, Exhibit 10.2
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith

*                    Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2006.

VEECO INSTRUMENTS INC.
By:	/s/ EDWARD H. BRAUN
Edward H. Braun
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2006.

Signature	Title
/s/ EDWARD H. BRAUN	Director, Chairman and Chief Executive Officer
Edward H. Braun	(principal executive officer)
/s/ RICHARD A. D’AMORE	Director
Richard A. D’Amore
/s/ JOEL A. ELFTMANN	Director
Joel A. Elftmann
/s/ HEINZ K. FRIDRICH	Director
Heinz K. Fridrich
/s/ DOUGLAS A. KINGSLEY	Director
Douglas A. Kingsley
/s/ PAUL R. LOW	Director
Paul R. Low
/s/ ROGER D. MCDANIEL	Director
Roger D. McDaniel
/s/ IRWIN H. PFISTER	Director
Irwin H. Pfister
/s/ PETER J. SIMONE	Director
Peter J. Simone
/s/ JOHN F. REIN, JR.	Executive Vice President, Chief Financial Officer
John F. Rein, Jr.	and Secretary (principal financial officer)
/s/ JOHN P. KIERNAN	Senior Vice President, Finance and Corporate Controller
John P. Kiernan	(principal accounting officer)

Veeco Instruments Inc. and Subsidiaries

Index to Consolidated Financial Statements
and Financial Statement Schedule

MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions in and dispositions of the assets of the Company;

•       provide reasonable assurance that transactions are recognized as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005, and their report is shown on page F-3.

Veeco Instruments Inc. Woodbury, NY February 27, 2006
/s/ EDWARD H. BRAUN
Edward H. Braun Chairman and Chief Executive Officer Veeco Instruments Inc. February 27, 2006
/s/ JOHN F. REIN, JR.
John F. Rein, Jr. Executive Vice President, Chief Financial Officer and Secretary Veeco Instruments Inc. February 27, 2006

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Veeco Instruments Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Veeco Instruments Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of the Company and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 27, 2006

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Shareholders and the Board of Directors

Veeco Instruments Inc.

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Veeco Instruments Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 27, 2006

Veeco Instruments Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$124,499	$100,276
Accounts receivable, less allowance for doubtful accounts of $1,860 in 2005 and $2,420 in 2004	89,230	85,914
Inventories	88,904	110,643
Prepaid expenses and other current assets	9,640	9,039
Deferred income taxes	2,870	3,096
Total current assets	315,143	308,968
Property, plant and equipment at cost, net	69,806	73,513
Goodwill	99,622	94,645
Purchased technology, less accumulated amortization of $51,992 in 2005 and $39,181 in 2004	55,776	68,587
Other intangible assets, less accumulated amortization of $22,274 in 2005 and $19,702 in 2004	22,413	25,007
Other assets	5,100	6,193
Total assets	$567,860	$576,913
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,289	$25,476
Accrued expenses	51,169	63,438
Deferred profit	537	1,196
Income taxes payable	2,123	1,702
Current portion of long-term debt	375	354
Total current liabilities	85,493	92,166
Deferred income taxes	1,048	—
Long-term debt	229,205	229,581
Other liabilities	3,527	2,814
Shareholders’ equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares authorized; 30,060,182 and 29,848,271 shares issued and outstanding in 2005 and 2004, respectively	300	298
Additional paid-in-capital	373,741	371,472
Accumulated deficit	(128,445)	(127,548)
Accumulated comprehensive income	2,991	8,130
Total shareholders’ equity	248,587	252,352
Total liabilities and shareholders’ equity	$567,860	$576,913

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Net sales	$410,190	$390,443	$279,321
Cost of sales	236,090	238,686	152,307
Gross profit	174,100	151,757	127,014
Costs and expenses:
Selling, general and administrative expense	84,667	82,511	67,986
Research and development expense	60,382	58,338	48,868
Amortization expense	16,583	18,465	13,800
Merger, restructuring and other expenses	1,165	3,562	5,403
Asset impairment charges	—	816	—
Write-off of purchased in-process technology	—	600	1,500
Other expense (income), net	237	(977)	(1,218)
Total operating expenses	163,034	163,315	136,339
Operating income (loss)	11,066	(11,558)	(9,325)
Interest expense	10,203	10,250	10,326
Interest income	(2,635)	(1,780)	(2,515)
Income (loss) before income taxes	3,498	(20,028)	(17,136)
Income tax provision (benefit)	4,395	42,527	(7,389)
Net loss	$(897)	$(62,555)	$(9,747)
Loss per common share:
Net loss per common share	$(0.03)	$(2.11)	$(0.33)
Diluted net loss per common share	$(0.03)	$(2.11)	$(0.33)
Weighted average shares outstanding	29,921	29,650	29,263
Diluted weighted average shares outstanding	29,921	29,650	29,263

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid-In	(Accumulated	Accumulated Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit)	Income	Total	Loss
Balance at December 31, 2002	29,221,374	$292	$361,941	$(55,246)	$586	$307,573
Exercise of stock options and stock issuances under stock purchase plan	292,442	3	2,966	—	—	2,969
Stock option income tax benefit	—	—	850	—	—	850
Translation adjustment	—	—	—	—	4,719	4,719	$4,719
Minimum pension liability, net of tax effect	—	—	—	—	(35)	(35)	(35)
Net loss	—	—	—	(9,747)	—	(9,747)	(9,747)
Balance at December 31, 2003	29,513,816	295	365,757	(64,993)	5,270	306,329	$(5,063)
Exercise of stock options and stock issuances under stock purchase plan	334,455	3	5,715	—	—	5,718
Translation adjustment	—	—	—	—	2,834	2,834	$2,834
Minimum pension liability, net of tax effect	—	—	—	—	26	26	26
Net loss	—	—	—	(62,555)	—	(62,555)	(62,555)
Balance at December 31, 2004	29,848,271	298	371,472	(127,548)	8,130	252,352	$(59,695)
Exercise of stock options and stock issuances under stock purchase plan	166,911	2	2,131	—	—	2,133
Stock-based compensation expense	—	—	99	—	—	99
Issuance of restricted stock	45,000	—	39	—	—	39
Translation adjustment	—	—	—	—	(5,119)	(5,119)	$(5,119)
Minimum pension liability, net of tax effect	—	—	—	—	(20)	(20)	(20)
Net loss	—	—	—	(897)	—	(897)	(897)
Balance at December 31, 2005	30,060,182	$300	$373,741	$(128,445)	$2,991	$248,587	$(6,036)

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(897)	$(62,555)	$(9,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash merger and restructuring expenses	—	1,316	—
Depreciation and amortization	29,811	31,264	24,858
Deferred income taxes	929	39,864	(1,370)
Stock option income tax benefit	—	—	850
Net loss (gain) on sale of fixed assets	377	73	(451)
Non-cash compensation expense for stock options and restricted stock	138	—	—
Write-off of purchased in-process technology	—	600	1,500
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,837)	(12,630)	13,325
Inventories	20,741	(10,236)	8,112
Accounts payable	6,053	5,178	3,199
Accrued expenses, deferred profit and other current liabilities	419	7,522	(22,097)
Other, net	(3,824)	603	3,591
Net cash provided by operating activities	44,910	999	21,770
Investing activities
Capital expenditures	(11,676)	(15,476)	(8,077)
Proceeds from sale of property, plant and equipment and assets held for sale	2,260	4,395	2,833
Payments for net assets of businesses acquired	(15,038)	(10,500)	(131,105)
Purchase of long-term investments	(103)	—	(3,500)
Maturities of long-term investments	—	8,835	8,607
Net cash used in investing activities	(24,557)	(12,746)	(131,242)
Financing activities
Proceeds from stock issuances	2,133	5,718	2,969
Repayments of long-term debt and borrowings under lines of credit	(355)	(333)	(317)
Net cash provided by financing activities	1,778	5,385	2,652
Effect of exchange rate changes on cash and cash equivalents	2,092	(192)	(645)
Net increase (decrease) in cash and cash equivalents	24,223	(6,554)	(107,465)
Cash and cash equivalents at beginning of year	100,276	106,830	214,295
Cash and cash equivalents at end of year	$124,499	$100,276	$106,830

See accompanying notes.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements
December 31, 2005

1.   Description of Business and Significant Accounting Policies

Business

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, semiconductor, HB-LED (high brightness light emitting diode) and wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes, personal music/video players and personal digital assistants. Our broad line of products features leading edge technology and allows customers to improve time-to-market of their next generation products. Veeco’s products are also enabling advancements in the growing field of nanoscience, nanobiology and other areas of scientific and industrial research.

Veeco’s process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (“TFMHs”) for the data storage industry, HB-LED/wireless devices (such as power amplifiers and laser diodes) and semiconductor mask reticles. The Company reports financial results of its process equipment product lines in two segments—“Ion Beam and Mechanical Process Equipment,” including the etch, deposition, dicing and slicing products sold mostly to manufacturers of hard disk drives and “Epitaxial Process Equipment,” consisting of the Company’s Molecular Beam Epitaxy (“MBE”) and Metal Organic Chemical Vapor Deposition (“MOCVD”) products primarily sold to manufacturers of HB-LED and wireless telecommunications devices.

Veeco’s metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco’s metrology solutions are also used by many universities, scientific laboratories and in industrial applications. Veeco sells its broad line of atomic force microscopes (“AFM”), optical interferometers and stylus profilers to thousands of research facilities and scientific centers worldwide.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with EITF 00-21, Revenue Arrangements

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured.

For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment.

For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recognized is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recognized for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recognized as deferred profit in the accompanying consolidated balance sheets. At December 31, 2005 and 2004, $0.5 million and $1.2 million, respectively, are recognized in deferred profit.

Service and maintenance contract revenues are recognized as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contracts.

Cash Flows

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Interest paid during 2005, 2004 and 2003 was approximately $10.2 million, $10.2 million and $10.3 million, respectively. Income taxes paid in 2005, 2004 and 2003 were approximately $3.8 million, $4.3 million and $1.5 million, respectively.

During the year ended December 31, 2005, the Company had non-cash items excluded from the Consolidated Statement of Cash Flows of approximately $6.5 million. This amount consisted of (1) $1.8 million of purchase price allocation adjustments relating to the acquisition of Manufacturing Technology Inc., which resulted in a corresponding increase to goodwill; (2) $1.6 million for the transfer of property, plant and equipment to inventory; (3) $1.1 million for the accrual of a contingent earn-out payment to the former shareholders of Nanodevices Inc. related to the achievement of certain revenue targets, which will be paid in the first quarter of 2006, and has been reflected as additional goodwill;

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

and (4) $2.0 million for the accrual of a contingent earn-out payment to the former owner of TurboDisc, related to the achievement of certain revenue targets which will be paid in the first quarter of 2006, and has been reflected as additional goodwill.

During the year ended December 31, 2004, the Company had non-cash items excluded from the Consolidated Statement of Cash Flows of approximately $18.0 million. This amount consisted of (1) $13.1 million for the accrual of a contingent earn-out payment to the former owner of TurboDisc, resulting from the achievement of certain revenue targets which was paid in the first half of 2005 and has been reflected as additional goodwill; (2) $1.9 million for the accrual of a contingent earn-out payment to the former shareholders of Nanodevices related to the achievement of certain revenue targets, which was paid in the first quarter of 2005 and has been recognized as additional goodwill; (3) $1.5 million for the transfer of other current assets to property, plant and equipment; (4) $0.4 million for the transfer of inventory to property, plant and equipment; and (5) during 2004, the carrying value of the fixed assets relating to the Aii acquisition was reduced by $1.1 million, which resulted in a corresponding increase recognized to goodwill.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out method) or market.

Depreciable Assets

Depreciation and amortization are generally computed by the straight-line method and are charged to operations over the estimated useful lives of depreciable assets. Leasehold improvements are amortized over the lesser of the useful life of the leasehold improvement or the lease term.

Capitalized Software Costs

The Company follows the provisions of FASB Statement No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed and the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), to account for its software development costs. The capitalization of software costs includes costs incurred by Veeco in developing products that qualify for capitalization as well as costs to purchase and develop software for internal use. The Company capitalizes costs associated with product development, coding, and testing subsequent to establishing technological feasibility of the product. Technological feasibility is established after completion of a detailed program design or working model. Capitalization of computer software costs ceases upon a product’s general availability release. Capitalized software development costs are amortized over the estimated useful life of the software product starting from the date of general availability. Costs incurred during the application-development stage for software bought and developed for internal use have been capitalized. Costs incurred in the development phase are capitalized and amortized over the estimated useful life of the software developed.

Long-Lived Assets

Intangible assets consist of customer-related intangible assets, purchased technology, patents, trademarks, covenants not-to-compete, software licenses and deferred finance costs. Intangible assets are amortized over periods ranging from 2 years to 17 years using the straight-line method. The estimated

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

aggregate amortization expense for intangible assets with definite lives for each of the next five fiscal years is as follows (in thousands):

2006	$15,678
2007	$10,421
2008	$7,391
2009	$5,862
2010	$5,649

Costs of applying for and registering specific patents, as well as for the defense of patents are classified as other intangible assets in the consolidated balance sheets of the Company. As of December 31, 2005 and 2004, the Company had net capitalized patent costs of $3.6 million and $2.9 million, respectively.

Costs to defend certain patents are being capitalized by the Company. If the Company is not successful in defending the patents, these costs may need to be written down.

The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation periods, the carrying value of such assets are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. During 2004, $0.8 million of impairment charges relating to certain long-lived assets were recognized (see Note 7). No asset impairment charges were recognized during 2005 and 2003.

Goodwill

Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the intangible assets that are classified as goodwill and those with indefinite lives are not amortized. SFAS No. 142 also requires that an impairment test be performed to support the carrying value of goodwill and indefinite lived intangible assets at least annually. The Company’s policy is to perform this annual impairment test in the fourth quarter of each fiscal year.

The Company reviewed its business and determined it has four reporting units that are required to be reviewed for impairment in accordance with the standard. The four reporting units are Ion Beam and Mechanical Process Equipment, Epitaxial Process Equipment, AFM and Optical Metrology. Together, AFM and Optical Metrology comprise the Metrology operating segment.

During the fourth quarter of 2005, the Company performed the required annual impairment test, and based upon the judgment of management, determined that no impairment exists.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Changes in the Company’s goodwill during 2005 and 2004 are as follows (in thousands):

	2005	2004
Balance as of January 1	$94,645	$72,989
MTI acquisition	—	4,463
Aii purchase price allocation adjustment	—	1,137
MTI purchase price allocation adjustment	1,816	—
Nanodevices earnout	1,149	2,910
TurboDisc earnout	2,012	13,146
Balance as of December 31	$99,622	$94,645

Derivative Financial Instruments

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments including certain derivative instruments embedded in other contracts.

The Company uses derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, the Company’s operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts. The Company does not use derivative financial instruments for trading or speculative purposes. The Company’s forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings. The aggregate foreign currency exchange (loss) gain included in determining consolidated results of operations was approximately ($0.5) million, ($0.2) million and $0.1 million in 2005, 2004 and 2003, respectively. Included in the aggregate foreign currency exchange (loss) gain were gains (losses) relating to forward contracts of $0.2 million, $0.0 million and ($0.4) million in 2005, 2004 and 2003, respectively. These amounts were recognized and included in other expense (income), net. As of December 31, 2005, approximately $0.5 million of gains related to forward contracts were included in prepaid expenses and other current assets, and cash in an amount equivalent to such gains was subsequently received in January 2006. As of December 31, 2004, approximately $0.1 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2005. On December 30, 2005 and 2004, the Company entered into forward contracts for the month of January for the notional amounts of approximately $16.9 million and $16.8 million respectively, which approximated the fair market value of such contracts at December 31, 2005 and 2004.

Environmental Compliance and Remediation

Environmental compliance costs include ongoing maintenance, monitoring and similar costs. Such costs are expensed as incurred. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Foreign Operations

Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date. Resulting translation adjustments due to fluctuations in the exchange rates are recognized as a separate component of shareholders’ equity. Income and expense items are translated at the average exchange rates during the respective periods.

Research and Development Costs

Research and development costs are charged to expense as incurred and include expenses for development of new technology and the transition of the technology into new products or services. The Company charged to research and development expense $60.4 million, $58.3 million and $48.9 million during 2005, 2004 and 2003, respectively.

Advertising Expense

The cost of advertising is expensed as of the first showing of each advertisement. The Company incurred $3.4 million, $4.3 million and $3.5 million in advertising costs during 2005, 2004 and 2003, respectively.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Stock-Based Compensation

At December 31, 2005, the Company had four fixed stock option plans, which are described more fully in Note 5. In addition, the Company assumed certain stock option plans and agreements in connection with various acquisitions, as discussed in Note 5. The Company accounts for these stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Other than a $0.1 million non-cash charge for stock option modifications and the issuance of restricted stock in 2005, no compensation expense is reflected in net loss as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, under which compensation expense would be recognized as incurred, to stock-based employee compensation.

	December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net loss, as reported	$(897)	$(62,555)	$(9,747)
Add: Stock-based employee compensation expense included inreported net loss	138	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	32,576	18,499	15,407
Pro forma net loss	$(33,335)	$(81,054)	$(25,154)
Loss per share:
Net loss per common share, as reported	$(0.03)	$(2.11)	$(0.33)
Net loss per common share, pro forma	$(1.11)	$(2.73)	$(0.86)
Diluted net loss per common share, as reported	$(0.03)	$(2.11)	$(0.33)
Diluted net loss per common share, pro forma	$(1.11)	$(2.73)	$(0.86)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities.

The fair values of the Company’s debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of securities, or based on market value for its publicly traded debt (see Note 4).

Loss Per Share

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 223,000, 493,000 and 337,000 common equivalent shares for the years ended December 31, 2005, 2004 and 2003,

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

respectively, and the assumed conversion of subordinated convertible debentures into approximately 5.7 million common equivalent shares is antidilutive for 2005, 2004 and 2003 and, therefore, is not included in the diluted weighted average shares outstanding.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006.

SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

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

The Company is adopting SFAS No. 123(R) on January 1, 2006, as required, and has chosen the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123(R)’s fair value method will impact consolidated results of operations by approximately $1.1 million in 2006 and approximately $0.8 million in 2007, for options that are unvested as of January 1, 2006. The impact of future share-based awards cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and net loss per common share in Note 1 to Veeco’s Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce consolidated net operating cash flows and increase consolidated net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of consolidated operating cash flows recognized in prior periods for such excess tax deductions was $0.9 million in 2003.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment to ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as previously stated in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have a significant impact on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

2.   Business Combinations

Manufacturing Technology, Inc.

On October 5, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Manufacturing Technology Inc. (“MTI”) based in Ventura, California, for $9.5 million in cash. The MTI business includes the assets necessary for engineering, design and manufacturing of slicing and dicing systems ranging from R&D to high-volume production systems, and MTI’s intellectual property. Additionally, the Company assumed and modified a lease with the former owner of MTI to lease MTI’s 125,000 square foot manufacturing facility in Ventura, California. The lease period is for an initial term of 5 years with an option to renew for an additional five years. At the time of the acquisition, approximately 70 MTI employees became employees of Veeco. The acquisition was accounted for under the purchase method of accounting. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations. The results of operations for MTI for the period from October 6, 2004 through December 31, 2004 and for the year ended December 31, 2005, are included within the Ion Beam and Mechanical Process Equipment segment of the Company in the accompanying Consolidated Statements of Operations.

The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal. The purchase price was allocated to intangible assets as follows: approximately $6.3 million to goodwill, which is not amortizable under SFAS No. 142; $2.8 million to core technology, amortizable over ten years; $1.2 million to customer related intangibles, amortizable over a period of between six months and ten years; $1.5 million to trademarks and trade names assigned an indefinite life and $0.02 million to non-compete agreements, amortizable over one year. The purchased in-process technology, which totaled $0.6 million, includes the value of products in the development stage, which have not reached technological feasibility and for which there are no alternative future uses. Accordingly, this amount was expensed at the acquisition date. MTI’s in-process technology value was comprised of programs related to a Stripe Height Grinder and a Grind/Slice system that were approximately 50%, and 75% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects’ stage of completion. The

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

rate used to discount net cash flows to their present value was 24%. During 2005, the Company cancelled the Stripe Height Grinder and the Grind/Slice system programs. Purchase price allocation adjustments of $1.8 million were recognized in 2005, which resulted in an increase to goodwill equal to such amount, which was primarily due to an adjustment in the liability recorded for the assumed lease based on changes in sub-lease income estimates.

In conjunction with the plan to consolidate the facilities of MTI and Advanced Imaging, Inc. (“Aii”) (see Note 7), the Company recognized the costs associated with the MTI lease and costs to involuntarily terminate and relocate employees of MTI as liabilities assumed as of the consummation date of the acquisition and included approximately $5.2 million in the allocation of the purchase price in accordance with Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This amount primarily consists of future lease payments related to the former MTI facilities located in Ventura, California. During 2005, the Company moved the MTI operations into Aii’s Camarillo, California location and vacated the Ventura facilities. The Company has entered into a sublease for part of a building and is marketing the remaining portions of this facility.

Nanodevices, Inc.

On June 5, 2003, the Company acquired the atomic force microscope probe business of Nanodevices Inc. (“Nanodevices”), based in Santa Barbara, California, for cash of $6.0 million, plus a potential future cash earn-out payment of up to $3.0 million over a three-year period, based on a set percentage for revenues in excess of certain targets, and up to $1.0 million based on certain production targets. Nanodevices supplies probes and other components of the nanometer scale in atomic force microscopy. The acquisition was accounted for under the purchase method of accounting. Results of operations prior to the acquisition are not material to the Consolidated Statements of Operations. The results of operations for Nanodevices for the period from June 6, 2003 through December 31, 2003 and for the years ended December 31, 2005 and 2004 are included within the Metrology operating segment of the Company in the accompanying Consolidated Statements of Operations.

The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal. During 2004, $1.0 million was paid to the former shareholders of Nanodevices related to the production target mentioned above and approximately $1.9 million was accrued as a contingent earn-out payment related to certain revenue targets and was paid in the first quarter of 2005. In addition, approximately $1.1 million was accrued in the third quarter of 2005 as a contingent earn-out payment to the former shareholders of Nanodevices related to certain revenue targets and is payable in the first quarter of 2006. All amounts were recognized as additional goodwill at December 31, 2005, in accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.

TurboDisc

On November 3, 2003, the Company purchased certain assets and assumed certain liabilities of TurboDisc (“TurboDisc”), an MOCVD business located in Somerset, New Jersey. TurboDisc is a leader in MOCVD production systems used in the growth of III-V compounds for numerous compound semiconductor applications, including data and telecommunications modules, cellular telephones and solar cells. These MOCVD GaNzilla production systems are the recognized leader in growing gallium nitride-based devices, most notably green, blue and white HB-LEDs used in backlighting wireless mobile

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

devices, specialty illumination and automotive applications. Under the purchase agreement, the former owner of TurboDisc received approximately $61.5 million in cash, plus a potential future cash earn-out payment of up to $20 million over a two-year period, based on a set percentage for revenues in excess of certain targets. The Company incurred transaction costs of approximately $2.2 million in connection with the acquisition. The purchase consideration is computed as follows (in thousands):

Cash payment	$61,543
Transaction costs	2,157
Total purchase price	$63,700

The acquisition was accounted for under the purchase method of accounting. The results of operations for TurboDisc during the period from November 3, 2003 to December 31, 2003 are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003 and are included in the Epitaxial Process Equipment segment of the business. The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal as follows (in thousands):

Accounts receivable	$8,855
Inventories	12,871
Other current assets	36
Property, plant and equipment	8,910
Goodwill	18,485
Intangible assets	19,200
In-process technology	500
Total assets	68,857
Accounts payable	2,498
Other current liabilities	2,659
Total liabilities	5,157
Total purchase price	$63,700

The purchase price was allocated to intangible assets as follows: approximately $18.5 million to goodwill, which is not amortizable under SFAS No. 142; $12.6 million to core technology, amortizable over nine years; $3.6 million to customer related intangibles, amortizable over a period of between six months and ten years; $2.9 million to trademarks and trade names assigned an indefinite life and $0.1 million to non-compete agreements, amortizable over four years. The purchased in-process technology, which totaled $0.5 million, included the value of products in the development stage, which had not reached technological feasibility and for which there were no alternative future uses. Accordingly, this amount was expensed at the acquisition date. TurboDisc’s in-process technology value was comprised of programs related to D180 GaN Reactor, DeviceNet Control System and Bakeout Station Development systems that were approximately 65%, 67% and 75% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects’ stage of completion. The rate used to discount net cash flows to their present value was 24%. As of December 31, 2004, the D180 GaN Reactor and DeviceNet Control System programs were 100% complete, while the Bakeout Station Development program had been cancelled.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

During 2004, approximately $13.1 million of a contingent earn-out payment was recognized as additional goodwill in accordance with EITF 95-8 and recognized in accrued expenses at December 31, 2004. The Company paid this amount in the first quarter of 2005. In addition, approximately $2.0 million was accrued as of December 31, 2005 as a contingent earn-out payment and recognized as additional goodwill, which will be payable in the first quarter of 2006.

Advanced Imaging, Inc

On November 18, 2003, the Company purchased all of the outstanding capital stock of Advanced Imaging, Inc. (“Aii”) located in Camarillo, California. Aii is a world leading commercial manufacturer of precision bar lapping equipment for advanced data storage thin film magnetic heads. Under the purchase agreement, the stockholders of Aii received $60.0 million in cash, plus a potential future cash earn-out payment of up to $9 million over a three-year period based on a set percentage for revenues in excess of certain targets. In addition, the Company incurred transaction costs of approximately $1.4 million in connection with the acquisition. The purchase consideration is computed as follows (in thousands):

Cash payment	$60,000
Transaction costs	1,425
Total purchase price	$61,425

The acquisition was accounted for under the purchase method of accounting. The results of operations for Aii during the period from November 18, 2003 to December 31, 2003 and for the years ended December 31, 2005 and 2004 are included in the accompanying Consolidated Statements of Operations and are included in the Ion Beam and Mechanical Process Equipment segment of the business. The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal as follows (in thousands):

Accounts receivable	$2,823
Inventories	3,865
Other current assets	136
Property, plant and equipment	7,883
Goodwill	21,859
Intangible assets	42,400
In-process technology	1,000
Other non-current assets	3,615
Total assets	83,581
Accounts payable	631
Other current liabilities	643
Deferred income taxes	19,132
Other non-current liabilities	1,750
Total liabilities	22,156
Total purchase price	$61,425

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

The purchase price was allocated to intangible assets as follows: approximately $21.9 million to goodwill, which is not amortizable under SFAS No. 142 and is not deductible for income tax purposes; $35.8 million to core technology, amortizable over approximately thirteen years; $0.9 million to non-compete agreements, amortizable over five years; $2.2 million to customer related intangibles, amortizable over a period of between six months and five years and $3.5 million to trademarks and trade names, assigned an indefinite life. The purchased in-process technology, which totaled $1.0 million, included the value of products in the development stage, which have not reached technological feasibility and for which there are no alternative future uses. Accordingly, this amount was expensed at the acquisition date. Aii’s in-process technology value was comprised of the Superarm project, which is an add-on to a lapping tool, and the Dice Mount product, technology that is designed to further assist companies in the dicing process. The Superarm and Dice Mount projects were approximately 15% and 67% complete, respectively, at the date of acquisition.

The value assigned to purchased in-process technology was determined by using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects’ stage of completion. The rate used to discount net cash flows to their present value was 25%. As of December 31, 2004, both programs were 100% complete.

In connection with the acquisition, $3.5 million of cash was transferred into an interest bearing escrow account in order to set aside funds to pay claims, if any, that may arise related to preacquisition activity. This amount is included in other non-current assets in the above purchase price allocation and in other current assets in the accompanying consolidated balance sheet at December 31, 2005. Under the terms of the escrow agreement, which terminates in November 2006, the remaining balance in the escrow account upon termination will be disbursed to Veeco and the former Aii shareholders equally. In the above purchase price allocation, $1.8 million is included in other non-current liabilities to reflect this obligation, which is included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2005.

The following table represents the unaudited pro forma results of Veeco, TurboDisc, Aii and Nanodevices as if the acquisitions had been consummated as of January 1, 2003. The pro forma amount uses fiscal period results for TurboDisc and Aii, based on their year-ends of September 30, 2003 and August 31, 2003, respectively.

Year Ended December 31, 2003
(In thousands, except per share amounts)
Revenue	$358,240
Net loss	(2,838)
Net loss per common share	$(0.10)
Diluted net loss per common share	$(0.10)

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

3.   Balance Sheet Information (in thousands)

	December 31,
	2005	2004
Inventories:
Raw materials	$45,357	$52,301
Work in process	33,307	35,004
Finished goods	10,240	23,338
	$88,904	$110,643

	December 31,		Estimated Useful
	2005	2004	Lives
Property, plant and equipment:
Land	$9,274	$9,274
Buildings and improvements	40,712	40,028	10-40 years
Machinery and equipment	92,240	86,204	3-10 years
Leasehold improvements	5,534	5,572	3-7 years
	147,760	141,078
Less accumulated depreciation and amortization	77,954	67,565
	$69,806	$73,513

	December 31,
	2005	2004
Accrued expenses:
Payroll and related benefits	$21,423	$16,849
Sales, use and other taxes	3,385	2,749
Customer deposits and advanced billings	5,732	6,910
Warranty	6,671	6,771
Acquisition-related earn-out payments (see Note 2)	3,161	15,056
Other	10,797	15,103
	$51,169	$63,438

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Accrued Warranty

The Company estimates the costs that may be incurred under the warranty it provides and recognizes a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect the Company’s warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. The Company periodically assesses the adequacy of its recognized warranty liability and adjusts the amount as necessary. Changes in the Company’s warranty liability during the period are as follows (in thousands):

	2005	2004
Balance as of beginning of year	$6,771	$3,903
Warranties issued during the period	6,643	7,589
Settlements made during the period	(6,743)	(4,721)
Balance as of end of year	$6,671	$6,771

4.   Debt

Credit Facility

On March 15, 2005, the Company entered into a revolving credit facility which provides for borrowings of up to $50.0 million (the “Facility”). The Facility’s annual interest rate is a floating rate equal to the prime rate of the agent bank plus 1/4% and is adjustable to a minimum rate equal to the prime rate in the event the Company’s ratio of debt to cash flow is below a defined amount. A LIBOR based interest rate option is also provided. The Facility has a term of three years and borrowings under the Facility may be used for general corporate purposes, including working capital requirements and acquisitions. The Facility contains certain restrictive covenants, which among other requirements, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is required to satisfy certain financial tests under the Facility and substantially all of the assets of the Company and its material domestic subsidiaries, other than real estate, have been pledged to secure the Company’s obligations under the Facility. As of December 31, 2005, no borrowings were outstanding under the Facility. The Company had unsecured letters of credit outstanding at December 31, 2005 of $1.4 million.

On March 15, 2005, the Company terminated its previous $100.0 million revolving credit facility, which had been established on April 19, 2001 (the “Old Facility”). As of December 31, 2004, and for all periods during 2004 and 2003, no borrowings were outstanding under the Old Facility. As of December 31, 2004, the Company was contingently liable for a letter of credit in the amount of $0.3 million issued under the Old Facility. This letter of credit was cancelled in connection with the termination of the Old Facility.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Long-term Debt

Long-term debt is summarized as follows (in thousands):

	December 31,
	2005	2004
Convertible subordinated debt	$220,000	$220,000
Mortgage notes payable	9,445	9,800
Other	135	135
	229,580	229,935
Less current portion	375	354
	$229,205	$229,581

Convertible Subordinated Debt

On December 21, 2001, the Company issued $200.0 million of unsecured 4.125% convertible subordinated notes due December 2008, and on January 3, 2002, the Company issued an additional $20.0 million of unsecured convertible subordinated notes pursuant to the exercise of an over-allotment option. The fair market value of the $220.0 million of convertible subordinated notes at December 31, 2005 and 2004 was approximately $206.8 million and $215.6 million, respectively, based on the trading price on the open market on such dates. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. The notes will mature on December 21, 2008. After December 20, 2004, the notes may be redeemed at the option of the Company at the redemption prices set forth in the indenture governing the notes.

During the first quarter of 2006, the Company repurchased $20.0 million aggregate principal amount of its 4.125% convertible subordinated notes for $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of this repurchase, the amount of convertible subordinated notes outstanding was reduced to $200.0 million and the Company recorded a gain from the early extinguishment of debt of $0.6 million. In accordance with SFAS No. 145, the Company will report this gain as part of operating income. The Company may engage in similar transactions in the future depending on market conditions, its cash position and other factors.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Mortgage Notes Payable

Long-term debt at December 31, 2005, also consists of two mortgage notes payable, secured by certain land and buildings with carrying amounts aggregating approximately $23.4 million and $23.8 million at December 31, 2005 and December 31, 2004, respectively. One mortgage note payable ($5.7 million at December 31, 2005 and $5.9 million at December 31, 2004) bears interest at an annual rate of 4.75%. The fair market value of this note at December 31, 2005 and 2004 was approximately $5.8 million. This note is being amortized over a period of 25 years with the final payment due on December 1, 2007. The second mortgage note payable ($3.8 million at December 31, 2005 and $3.9 million at December 31, 2004) bears interest at an annual rate of 7.91%, with the final payment due on January 1, 2020. The fair market value of this note at December 31, 2005 and 2004 was approximately $4.1 million and $4.7 million, respectively.

Long-term debt matures as follows (in thousands):
2006	$375
2007	5,598
2008	220,316
2009	196
2010	212
Thereafter	2,883
229,580
Less current portion	375
$229,205

5.   Stock Compensation Plans and Shareholders’ Equity

Fixed Option Plans

The Company has four fixed stock option plans. The Veeco Instruments Inc. 2000 Stock Incentive Plan, formerly known as the 2000 Stock Option Plan (the “2000 Plan”) was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan, as amended, provides for the grant to officers and key employees of up to 8,530,000 options (1,876,469 options are available for future grants as of December 31, 2005) to purchase shares of common stock of the Company. Stock options granted pursuant to the 2000 Plan expire after seven years and generally become exercisable over a three-year period following the grant date. However, grants made under the 2000 Plan between June 17, 2005 and December 23, 2005 became exercisable on or before December 31, 2005, and are subject to a resale restriction which provides that the shares issuable upon exercise of the option may not be transferred prior to the second anniversary of the option grant date. In addition, the 2000 Plan provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. Such options are exercisable immediately and expire after seven years. Effective January 1, 2006, the 2000 Plan was amended to provide that each non-employee member of the Board of Directors of the Company annually would be automatically granted shares of restricted stock, rather than stock options. Up to 1,700,000 of the awards authorized under the 2000 Plan may be issued in the form of restricted stock. In October 2005, the Company granted 45,000 shares of restricted common stock, resulting in stock-based compensation expense of approximately $0.1 million. These shares of restricted common stock vest over three years and will result in remaining stock-based compensation expense of approximately $0.6 million.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

The Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees (the “Non-Officer Plan”) was approved by the Board of Directors in October 2000. The Non-Officer Plan provides for the grant of stock options to non-officer employees to purchase shares of common stock of the Company. Stock options granted pursuant to the Non-Officer Plan become exercisable over a three-year period following the grant date and expire after seven years.

The Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan (the “1992 Plan”) provides for the grant to officers and key employees of stock options to purchase shares of common stock of the Company. Stock options granted pursuant to the 1992 Plan become exercisable over a three-year period following the grant date and expire after ten years.

The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, as amended, (the “Directors’ Option Plan”), provides for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. Such options are exercisable immediately and expire after ten years.

The Non-Officer Plan, the 1992 Plan and the Directors’ Option Plan have been replaced by the 2000 Plan; and thus there are no options available for future grant as of December 31, 2005 under these plans.

In addition to the four fixed plans, the Company assumed certain stock option plans and agreements relating to the merger with Applied Epi. These stock option plans do not have options available for future grants and expire after ten years from the date of grant. Options granted under two of the plans vested over three years and options granted under one of the plans vest immediately. As of December 31, 2005, there are 211,611 options outstanding under the various Applied Epi plans. In addition, Veeco assumed certain warrants related to Applied Epi, which were in effect prior to the merger with Veeco. These warrants are fully vested, expire in February 2006 and have an exercise price of $29.35 per share. At December 31, 2005, there are 211,603 warrants outstanding. In May 2000, the Company assumed certain stock option plans and agreements related to CVC, Inc. and Commonwealth Scientific Corporation, a subsidiary of CVC, Inc., which were in effect prior to the merger with Veeco. These plans do not have options available for future grants, the options granted thereunder generally vested over a three-to-five year period and expire five to ten years from the date of grant. As of December 31, 2005, there are 9,438 options outstanding under the various CVC, Inc. and Commonwealth Scientific Corporation plans.

The fair values of the options issued under the Company’s stock option plans were estimated at the date of grant with the following weighted-average assumptions for 2005, 2004 and 2003: risk-free interest rate of 3.8%, 3.3% and 2.5%, respectively, no dividend yield, volatility factor of the expected market price of the Company’s common stock of 55%, 66% and 74%, respectively, and a weighted-average expected life of the options of four years.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

A summary of the Company’s stock option plans as of and for the years ended December 31, 2005, 2004 and 2003, is presented below:

	2005		2004		2003
	Shares (000’s)	Weighted- Average Exercise Price	Shares (000’s)	Weighted- Average Exercise Price	Shares (000’s)	Weighted- Average Exercise Price
Outstanding at beginning of year	7,778	$26.23	6,481	$28.25	5,813	$30.83
Granted	1,155	16.44	2,214	21.89	1,348	17.06
Exercised	(104)	11.90	(248)	16.81	(149)	10.17
Forfeited (including cancelled options)	(995)	27.55	(669)	34.93	(531)	33.07
Outstanding at end of year	7,834	$24.81	7,778	$26.23	6,481	$28.25
Options exercisable at year-end	7,628	$25.04	4,688	$29.83	4,026	$32.42
Weighted-average fair value of options granted during the year		$7.97		$11.58		$9.50

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005 (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at December 31, 2005 (000’s)	Weighted- Average Exercise Price
$0.27	107	5.0	$0.27	107	$0.27
8.59-12.11	24	2.2	10.51	24	10.48
13.10-19.54	2,000	5.8	15.98	1,824	16.04
19.69-29.50	3,366	4.0	22.24	3,336	22.25
29.69-43.75	2,151	2.4	36.11	2,151	36.11
46.50-67.45	184	3.4	51.22	184	51.22
70.93-72.00	2	4.4	71.51	2	71.51
	7,834	4.0	$24.81	7,628	$25.04

On April 12, 2005, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved the acceleration of vesting for unvested, out-of-the-money stock options granted under the Company’s stock option plans prior to September 1, 2004. An option was considered out-of-the-money if the option exercise price was greater than the closing price of the Company’s common stock on the NASDAQ National Market on April 11, 2005 ($15.26), the last trading day before the Committee approved the acceleration. As a result of this action, options to purchase approximately 2,522,000 shares of the Company’s common stock became immediately exercisable, including options held by the Company’s executive officers to purchase approximately 852,000 shares of common stock. The weighted average exercise price of the options for which vesting was accelerated was $21.24.

The purpose of the accelerated vesting was to avoid future compensation expense associated with these options that the Company would otherwise recognize in its Consolidated Statements of Operations upon the adoption of SFAS No. 123(R) (see Note 1). In addition, many of these options had exercise prices

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

significantly in excess of current market values and were not providing an effective means of employee retention and incentive compensation. The future compensation expense that will not be incurred, based on the Company’s implementation date for SFAS No. 123(R) of January 1, 2006, is approximately $7.9 million in 2006 and $3.6 million in 2007. The pro forma net loss for the year ended December 31, 2005, presented in Note 1, includes the impact of this accelerated vesting.

On December 18, 2003, the Company offered employees holding certain options as of that date with an exercise price of at least $40.00 per share a one-time opportunity to exchange such outstanding options for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options. In January 2004, the Company accepted all 142,335 options presented for exchange and canceled all such options. In accordance with the terms of the offer, employees received one new option for each 2.5 options exchanged, or a total of 55,534 new options on July 21, 2004. The exercise price of the new options was $21.93, which was equal to the market price of the Company’s common stock on the day of grant. Vesting terms for the new options remained the same as the tendered options.

Employee Stock Purchase Plan

Under the Veeco Instruments Inc. Amended and Restated Employee Stock Purchase Plan (the “ESP Plan”), the Company is authorized to issue up to 2,000,000 shares of common stock to its full-time domestic employees, nearly all of whom are eligible to participate. Under the terms of the ESP Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is determined by the Committee but shall not be less than 85% of the lower of its beginning-of-offering period or end-of-offering period market price. The purchase price of the stock as of June 30, 2005 was 85% of the beginning-of-offering period or end-of-offering period market price. The purchase price of the stock as of December 31, 2005 was 95% of the end-of-offering period market price and qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Under the ESP Plan, the Company issued 62,622 shares, 85,956 shares and 143,605 shares to employees under the ESP Plan in 2005, 2004 and 2003, respectively. The fair value of the employees’ purchase rights was estimated using the following assumptions for 2005, 2004 and 2003, respectively: no dividend yield for all years; an expected life of 0.5 year for 2005 and one year for 2004 and 2003; expected volatility of 47%, 47% and 49%; and risk-free interest rates of 2.5%, 1.3% and 1.4%.

Shares Reserved for Future Issuance

As of December 31, 2005, the Company has reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and issuance of restricted stock	9,710,064
Issuance upon conversion of subordinated debt	5,712,802
Issuance upon exercise of warrants	211,603
Issuance of shares pursuant to the ESP Plan	1,457,955
Total shares reserved	17,092,424

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

Preferred Stock

The Board of Directors of the Company has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

6.   Income Taxes

Income (loss) before income taxes in the accompanying Consolidated Statements of Operations consists of (in thousands):

	Year ended December 31,
	2005	2004	2003
Domestic	$(7,850)	$(27,398)	$(30,190)
Foreign	11,348	7,370	13,054
	$3,498	$(20,028)	$(17,136)

Significant components of the provision (benefit) for income taxes are presented below (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$34	$—	$(2,241)
Foreign	2,939	2,696	4,116
State	149	98	101
Total current provision for income taxes.	3,122	2,794	1,976
Deferred:
Federal	1,554	39,732	(7,197)
Foreign	225	(831)	(865)
State	(506)	832	(1,303)
Total deferred provision (benefit) for income taxes.	1,273	39,733	(9,365)
Total provision (benefit) for income taxes	$4,395	$42,527	$(7,389)

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

The following is a reconciliation of the income tax provision (benefit) computed using the Federal statutory rate to the Company’s actual income tax provision (benefit) (in thousands):

	Year ended December 31,
	2005	2004	2003
Tax provision (benefit) at U.S. statutory rates	$1,225	$(7,010)	$(5,998)
State income tax benefit (net of federal benefit)	(409)	(2,052)	(1,237)
Nondeductible expenses	245	272	221
In-process purchased technology	—	—	350
Research and development tax credit	(650)	(1,766)	(4,592)
Benefit of extraterritorial income exclusion	(3,717)	(1,015)	(158)
Net change in valuation allowance	7,170	53,963	4,599
Foreign tax rate differential	329	(212)	(513)
Other	202	347	(61)
	$4,395	$42,527	$(7,389)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Inventory valuation	$12,797	$15,604
Domestic net operating loss carryforwards	53,179	51,047
Tax credit carryforwards	14,419	12,050
Foreign net operating loss carryforwards	603	767
Warranty and installation	2,193	2,372
Other accruals	5,117	6,716
Other	5,332	5,106
Total deferred tax assets	93,640	93,662
Valuation allowance	(69,982)	(62,812)
Net deferred tax assets	23,658	30,850
Deferred tax liabilities:
Tax over book depreciation	579	1,981
Purchased intangible assets	20,253	24,568
DISC termination	1,004	1,205
Total deferred tax liabilities	21,836	27,754
Net deferred taxes	$1,822	$3,096

U.S income taxes have not been provided for approximately $14.1 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

operations outside of the U.S. If these earnings were repatriated, additional foreign withholding taxes of approximately $0.5 million would be payable. No additional U.S. tax would be due based on available net operating loss and tax credit carryforwards.

The Company has domestic net operating loss carryforwards of approximately $129.7 million, which expire at various times between 2020 and 2024. The Company also has credit carryforwards of approximately $14.4 million, consisting primarily of research and development credits, which expire at various times between 2017 and 2025, and foreign tax credits, which expire between 2012 and 2015.

For the year ended December 31, 2004, the Company recognized a charge of approximately $54.0 million to establish a valuation allowance against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences. At December 31, 2004, the Company’s valuation allowance was $62.8 million. The valuation allowance of $70.0 million at December 31, 2005, increased by approximately $7.2 million in 2005, principally due to the benefit derived from the extraterritorial income exclusion and additional foreign tax credits. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which places primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical losses and the losses incurred in 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated. The Company’s remaining net deferred tax asset of approximately $1.8 million at December 31, 2005 principally relates to $2.8 million pertaining to its foreign operations, offset by a $1.0 million net deferred tax liability pertaining to its domestic operations. The net deferred tax asset of approximately $3.1 million at December 31, 2004 relates to its foreign operations. It is the Company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The Company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2005 and 2004, the Company accrued $1.4 million and $1.2 million, respectively, for probable contingencies. To the extent the Company was to prevail in matters for which accruals have been established or be required to pay amounts in excess of accruals, the Company’s effective tax rate in a given financial statement period could be affected.

7.   Commitments and Contingencies and Other Matters

During the fourth quarter of 2005, the Company announced a plan to reduce employment levels by approximately 5% in an effort to improve long-term profitability and continue cost reduction initiatives.

In response to the weak, industry-wide capital equipment spending conditions in the third quarter of 2004, particularly in the HB-LED/wireless and data storage markets, the Company developed a spending reduction plan and restructured its business and operations in order to improve profitability in 2005. These actions were completed during the fourth quarter of 2004.

In addition, as a direct result of the significant decline in the business environment and market conditions in 2002, the Company also recognized restructuring charges in 2003.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

The actions giving rise to these restructuring charges described below were implemented in order for the Company to remain competitive and such actions are expected to reduce future operating costs.

2005 Restructuring Expenses

In conjunction with a cost reduction plan announced by the Company in October 2005 to reduce employee headcount by approximately 5%, the Company recognized a restructuring charge of approximately $1.2 million. The $1.2 million charge consisted of personnel severance costs for approximately 37 employees which included management, administration and manufacturing employees located at the Company’s Plainview, New York and Camarillo, California Ion Beam and Mechanical Process Equipment operations, the Somerset, New Jersey Epitaxial Process Equipment operations, and the Santa Barbara, California Metrology operations. As of December 31, 2005, approximately $0.3 million has been paid and approximately $0.9 million remains accrued. The remainder is expected to be paid by the fourth quarter of 2006.

A reconciliation of the liability for the restructuring charge during 2005 for severance costs is as follows (in millions):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$0.4	$0.4	$0.4	$—	$1.2
Cash payments during 2005	—	0.2	0.1	—	0.3
Balance as of December 31, 2005	$0.4	$0.2	$0.3	$—	$0.9

2004 Merger, Restructuring, Asset Impairment and Other Expenses

In conjunction with the plan announced by the Company in October 2004 to reduce employment levels by 10% in 2005 and in connection with the MTI acquisition, the Company recognized merger, restructuring and other expenses of approximately $3.6 million in the fourth quarter of 2004. The $3.6 million charge consisted of $2.8 million of personnel severance costs, and $0.8 million accrual for costs related to the internal investigation of improper accounting transactions at its TurboDisc business unit. The Company also recognized $0.8 million of asset impairment charges in the Ion Beam and Mechanical Process Equipment segment related to the consolidation of the Aii and MTI business.

In conjunction with the acquisition of MTI in October 2004, Veeco implemented a plan to rationalize a certain product line of Aii, as well as consolidate manufacturing facilities of Aii and MTI. Even though many of the products of MTI are complimentary to Aii’s products in terms of overall device thin film head control, there is some overlap within a product line, as well as excess capacity at both the Aii and MTI facilities. As a result, the Company recognized an inventory write-down of approximately $0.5 million (included in cost of sales). In addition, as a result of the acquisition of MTI and the resulting plan of consolidation of the two facilities, certain long lived assets of Aii were classified as held for sale as of December 31, 2004. In accordance with SFAS No. 144, these long lived assets are measured at the lower of their carrying amount or fair value less estimated costs to sell. Accordingly, an impairment charge of $0.8 million was recognized by the Company. Fair value was determined by the Company based upon the actual sale proceeds, which were received in February 2005. Approximately $2.2 million of fixed assets held

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

for sale are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet at December 31, 2004.

The $2.8 million charge for personnel costs included severance related costs for approximately 107 employees, which included management, administration and manufacturing employees located at the Company’s Plainview, New York and Camarillo, California Ion Beam and Mechanical Process Equipment operations, the Somerset, New Jersey and St. Paul, Minnesota Epitaxial Process Equipment operations, the Santa Barbara, California and Tucson, Arizona Metrology facilities, the sales and service offices located in France, England and Singapore, and the corporate offices in Woodbury, New York. As of December 31, 2005, the entire accrual has been expended.

The $0.8 million charge for costs related to the internal investigation of improper accounting transactions at the Company’s TurboDisc business unit include accounting, legal and other auditing fees performed by external consultants who assisted with the investigation. As of December 31, 2005, the entire amount has been paid.

A reconciliation of the liability for the restructuring and other charges during 2004 for severance and investigation costs is as follows (in millions):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$1.0	$0.4	$0.4	$1.8	$3.6
Cash payments during 2004	0.3	—	0.1	0.3	0.7
Cash payments during 2005	0.7	0.4	0.3	1.5	2.9
Balance as of December 31, 2005	$—	$—	$—	$—	$—

2003 Merger and Restructuring Charges

During the year ended December 31, 2003, the Company incurred a restructuring charge of approximately $4.8 million related to the reduction in work force announced in the fourth quarter of 2002. This charge included severance related costs for approximately 180 employees, which included management, administration and manufacturing employees located at the Company’s Fort Collins, Colorado, and Plainview and Rochester, New York Ion Beam and Mechanical Process Equipment operations, the San Diego, Sunnyvale and Santa Barbara, California and Tucson, Arizona Metrology facilities, the sales and service offices located in Munich, Germany, Singapore, and the corporate offices in Woodbury, New York. The charge also included costs of vacating facilities in Sunnyvale, California and Munich, Germany, and relocating the office in Japan. As of December 31, 2005, the entire accrual has been expended.

The Company also incurred $0.6 million in merger and acquisition related expenses, which were paid during the fourth quarter of 2003.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

A reconciliation of the liability for the restructuring charge during 2003 for severance and relocation costs is as follows (in millions):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$2.3	$—	$2.1	$0.4	$4.8
Add-back from 2002 accrual	0.3	—	—	—	0.3
Total 2003 accrual	2.6	—	2.1	0.4	5.1
Cash payments during 2003	1.6	—	1.6	0.1	3.3
Cash payments during 2004	0.6	—	0.4	0.3	1.3
Cash payments during 2005	0.4	—	0.1	—	0.5
Balance as of December 31, 2005	$—	$—	$—	$—	$—

Minimum Lease Commitments

Minimum lease commitments as of December 31, 2005 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows (in thousands):

2006	$3,981
2007	3,346
2008	2,949
2009	2,687
2010	2,309
Thereafter	3,247
$18,519

Rent charged to operations amounted to $5.7 million, $4.9 million and $3.6 million in 2005, 2004 and 2003, respectively. In addition, the Company is obligated under such leases for certain other expenses, including real estate taxes and insurance.

Royalties

The Company has arrangements with a number of third parties to use patents in accordance with license agreements. Royalties and license fees expensed under these agreements approximated $1.5 million, $1.3 million and $1.1 million in 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.

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

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

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

The former owner of the land and building in which the Company’s Santa Barbara, California Metrology operations are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract relating to the purchase of such land provides adequate protection against any environmental issues that may arise.

Litigation

On September 17, 2003, the Company filed a lawsuit in the United States District Court for the Central District of California against Asylum Research Inc., a privately-held company founded by former Veeco employees. The lawsuit alleges that the manufacture, use and sale of Asylum’s MFP-3D AFM constitutes willful infringement of five patents owned by the Company, as well as other claims. The Company is suing for unspecified monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents the Company is suing on are invalid and unenforceable, and has filed a counterclaim for infringement of a patent licensed by Asylum, and payment of royalties it believes it is owed. Cross motions for summary judgment related to the issues of infringement and/or validity of the patents in suit are pending. The Court has held hearings on the summary judgment motions and has referred many of the issues to a Special Master. The Company believes that Asylum’s claims are without merit and intends to vigorously pursue its claims. Costs to defend the patents are capitalized by the Company. If the Company is not successful in defending the patents, these costs may need to be written down.

On February 11, 2005, the Company issued a press release announcing, among other things (a) the postponement of the release of its financial results for the fourth quarter and full year ended December 31, 2004 pending completion of an internal investigation of improper accounting transactions at its TurboDisc business unit and (b) Veeco’s expectation that this investigation will lead to adjustments requiring the restatement of the Company’s financial statements previously issued for the quarterly periods and nine months ended September 30, 2004.

Following the February 11, 2005 announcement, ten putative class action shareholder lawsuits were filed asserting claims for violation of federal securities laws on behalf of persons who acquired the Company’s securities during the period beginning November 3, 2003 and ending February 10, 2005. These actions were consolidated into one action in the U.S. District Court for the Southern District of New York and an amended and consolidated complaint and a motion for class certification were filed. The amended complaint names Veeco, its Chairman and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and its Senior Vice President and Chief Accounting Officer as defendants, and seeks unspecified damages. The lawsuit alleges claims against all defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and claims against the individual defendants for

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

violations of Section 20(b) of the Exchange Act. The Company filed a motion to dismiss all claims in the amended complaint and that motion is pending. The Company also filed an opposition to the motion for class certification which is also pending. Although the Company believes this lawsuit is without merit and intends to defend vigorously against the claims, the lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation.

In addition, during March 2005, three shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company’s directors and certain of its officers for breaches of fiduciary duties relating to the improper accounting transactions at the TurboDisc business unit. Each of these lawsuits is a shareholder derivative action that purports to assert claims on behalf of the Company, but as to which no demand was made on the Board of Directors and no decision had been made on whether the Company should pursue such claims. These actions were transferred to the U.S. District Court for the Southern District of New York (the Court before which the securities class action lawsuit described above is pending). These lawsuits seek damages allegedly sustained by the Company and the return of all bonuses, restricted stock, stock options and other incentive compensation. The deadline for defendants to respond to the complaint has been postponed until 30 days after a ruling of the motion to dismiss the securities class action has been issued. An unfavorable outcome or prolonged litigation in these matters could materially harm the Company’s business.

The Company is involved in various other legal proceedings arising in the normal course of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

The Company’s business depends in large part upon the capital expenditures of data storage, HB-LED/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of the Company’s net sales:

	December 31,
	2005	2004	2003
Data Storage	41%	32%	33%
HB-LED/wireless	15%	25%	14%
Semiconductor	17%	14%	14%
Research and Industrial	27%	29%	39%

Sales to Seagate Technology, Inc., accounted for approximately 15%, 10% and 11% of the Company’s net sales during the years ended December 31, 2005, 2004 and 2003, respectively. Each of the Company’s segments sell to this major customer. At December 31, 2005 and 2004, accounts receivable due from Seagate represented approximately 19% and 6% of aggregate accounts receivable, respectively.

The Company manufactures and sells its products to companies in different geographic locations. In certain instances, the Company requires advanced deposits for a portion of the sales price in advance of shipment. However, the majority of system sales do not require such advance payments. The Company does, however, perform periodic credit evaluations of its customers’ financial condition and, where appropriate, requires that letters of credit be provided on foreign sales. Receivables generally are due

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

within 30-60 days, other than receivables generated from customers in Japan where payment terms range from 90-150 days. The Company’s net accounts receivable are concentrated in the following geographic locations (in thousands):

	December 31,
	2005	2004
United States	$26,830	$25,375
Europe	18,109	19,563
Japan	17,696	23,340
Asia Pacific	26,586	17,041
Other	9	595
	$89,230	$85,914

8.   Foreign Operations, Geographic Area and Product Segment Information

Net sales and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2005	2004	2003	2005	2004	2003
United States	$136,489	$146,082	$109,323	$246,300	$260,106	$248,991
Foreign Countries	273,701	244,361	169,998	1,317	1,646	1,431
	$410,190	$390,443	$279,321	$247,617	$261,752	$250,422

Net sales related to the Company’s operations in Japan for the years ended December 31, 2005, 2004 and 2003 were $66.5 million, $67.3 million and $56.5 million, respectively. Net sales related to the Company’s operations in Asia Pacific for the years ended December 31, 2005, 2004 and 2003 were $125.7 million, $108.6 million and $66.5 million, respectively. Net sales related to the Company’s operations in Europe for the years ended December 31, 2005, 2004 and 2003 were $81.5 million, $71.2 million, and $45.7 million, respectively.

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

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

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

The following table presents certain data pertaining to the reportable product segments of the Company and a reconciliation of EBITA to income (loss) before income taxes for the years ended, and at December 31, 2005, 2004 and 2003 (in thousands):

	Ion Beam and Mechanical Process Equipment	Epitaxial Process Equipment	Metrology	Unallocated Corporate Amount	Total
Year ended December 31, 2005
Net sales	$162,906	$64,955	$182,329	—	$410,190
Income (loss) before interest, taxes, amortization and certain charges (EBITA)	$18,685	$(14,359)	$35,001	$(10,513)	$28,814
Interest expense, net	—	—	—	7,568	7,568
Amortization expense	3,976	9,495	1,953	1,159	16,583
Merger, restructuring and other	—	—	—	1,165	1,165
Income (loss) before income taxes	$14,709	$(23,854)	$33,048	$(20,405)	$3,498
Total assets as of December 31, 2005	$174,998	$125,619	$132,928	$134,315	$567,860
Year ended December 31, 2004
Net sales	$134,009	$93,597	$162,837	—	$390,443
Income (loss) before interest, taxes, amortization and certain charges (EBITA)	$3,687	$(3,148)	$21,359	$(8,015)	$13,883
Interest expense, net	—	—	—	8,470	8,470
Amortization expense	4,312	9,833	3,099	1,221	18,465
Merger, restructuring and other	—	—	—	6,976	6,976
(Loss) income before income taxes	$(625)	$(12,981)	$18,260	$(24,682)	$(20,028)
Total assets as of December 31, 2004	$184,266	$144,021	$140,654	$107,972	$576,913
Year ended December 31, 2003
Net sales	$95,882	$34,289	$149,150	—	$279,321
Income (loss) before interest, taxes, amortization and certain charges (EBITA)	$1,594	$1,120	$17,888	$(9,224)	$11,378
Interest expense, net	—	—	—	7,811	7,811
Amortization expense	864	8,756	2,938	1,242	13,800
Merger, restructuring and other	—	—	—	6,903	6,903
Income (loss) before income taxes	$730	$(7,636)	$14,950	$(25,180)	$(17,136)
Total assets as of December 31, 2003	$187,301	$120,831	$130,247	$158,085	$596,464

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

The following table sets forth the components of goodwill by business segment at December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Ion Beam and Mechanical Process Equipment	$29,101	$27,276
Epitaxial Process Equipment	41,153	39,091
Metrology	29,368	28,278
Total	$99,622	$94,645

Other Significant Items (in thousands):

	Year ended December 31,
	2005	2004	2003
Depreciation and amortization expense:
Ion Beam and Mechanical Process Equipment	$10,097	$10,748	$6,146
Epitaxial Process Equipment	12,231	11,937	10,182
Metrology	4,959	6,075	6,327
Unallocated Corporate	2,524	2,504	2,203
Total Depreciation and amortization expense	$29,811	$31,264	$24,858
Expenditures for long-lived assets:
Ion Beam and Mechanical Process Equipment	$4,096	$4,789	$2,320
Epitaxial Process Equipment	2,839	3,704	2,160
Metrology	3,259	2,602	1,507
Unallocated Corporate	1,482	4,381	2,090
Total Expenditures for long-lived assets	$11,676	$15,476	$8,077

9.   Defined Contribution Benefit Plan

The Company maintains a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code. Principally all of the Company’s domestic full-time employees are eligible to participate in this plan. Under the plan, employees may contribute up to a maximum of 60% of their annual wages, up to a maximum of $14,000 for employees under 50 years of age and $18,000 for employees 50 years of age or older. Employees are immediately vested in their contributions. Company contributions to the plan in 2005 and 2004 were $0.2 million and $1.2 million, respectively. The Company made no contributions to the plan in 2003. Generally, the plan calls for vesting of Company contributions over a five-year period.

Schedule II—Valuation and Qualifying Accounts (in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2005:
Allowance for doubtful accounts	$2,420	$44	$—	$604	$1,860
Valuation allowance on net deferred tax assets	62,812	6,877	293	—	69,982
	$65,232	$6,921	$293	$604	$71,842
Deducted from asset accounts:
Year ended December 31, 2004:
Allowance for doubtful accounts	$2,458	$173	$—	$211	$2,420
Valuation allowance on net deferred tax assets	7,703	53,963	1,146	—	62,812
	$10,161	$54,136	$1,146	$211	$65,232
Deducted from asset accounts:
Year ended December 31, 2003:
Allowance for doubtful accounts	$2,815	$208	$276	$841	$2,458
Valuation allowance on net deferred tax assets	3,104	4,599	—	—	7,703
	$5,919	$4,807	$276	$841	$10,161

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

Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1
4.4	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1
4.5	Form of Note/Indenture relating to Debt Securities which may be offered on a delayed or continuous basis.	Registration Statement on Form S-3 (File No. 333-128004), filed September 28, 2005, Exhibit 4.1

10.1	Credit Agreement, dated as of March 15, 2005, among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, Exhibit 10.1
10.2	Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, Exhibit 10.2
10.3	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.2
10.4	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002, Exhibit 10.2
10.5	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 10.3
10.6*	Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.7*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.8*	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.9*	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.10*	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.11*	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.12*	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.13*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3

10.14*	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.15*	Veeco Instruments Inc. 2000 Stock Incentive Plan (amending and restating the Veeco Instruments Inc. 2000 Stock Option Plan, as amended) effective May 7, 2004.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004, Exhibit 10.2
10.16*	Amendment No. 1 dated May 25, 2005 to Veeco Instruments 2000 Stock Incentive Plan	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005, Exhibit 10.1
10.17*	Amendment No. 2 effective January 1, 2006 to Veeco Instruments 2000 Stock Incentive Plan	Filed herewith
10.18*	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, Exhibit 10.3
10.19*	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.20*	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.21	Form of Warrant to Purchase Shares of Common Stock of Applied Epi, Inc. (assumed in connection with the Applied Epi merger and now exercisable for shares of common stock of Veeco Instruments Inc.)	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, Exhibit 4.6
10.22*	Employment Agreement dated as of April 1, 2003 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.3
10.23*	Employment Agreement dated as of April 1, 2003 between Don R. Kania and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.4
10.24*	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Exhibit 10.5
10.25*	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the Year Ended December 31, 2003, Exhibit 10.38
10.26*	Letter Agreement dated July 7, 2004 supplementing letter agreement dated April 1, 2003, between the Company and John K. Bulman	Annual Report on Form 10-K for the Year Ended December 31, 2005, Exhibit 10.38
10.27*	Letter agreement dated October 31, 2005 between Veeco Instruments Inc., and Robert P. Oates	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, Exhibit 10.1

10.28*	Letter agreement dated October 31, 2005 between Veeco Instruments Inc., and Jeannine P. Sargent	Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005, Exhibit 10.2
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*                    Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.