Form 10-Q
period 2006-03-31
VEECO INSTRUMENTS INC
filed 2006-05-04
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to       .

Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2989601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Sunnyside Boulevard, Suite B
Woodbury, New York	11797-2902
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 677-0200

Website: www.veeco.com

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

30,249,315 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on April 28, 2006.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

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

•                                          The other matters discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report and in the Annual Report on Form 10-K for the year ended December 31, 2005 of Veeco Instruments Inc. (“Veeco” or the “Company”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$93,918	$93,850
Cost of sales	52,149	56,318
Gross profit	41,769	37,532
Costs and expenses:
Selling, general and administrative expense	21,330	20,171
Research and development expense	14,586	14,824
Amortization expense	4,015	4,490
Other expense (income), net	199	(98)
Total operating expenses	40,130	39,387
Operating income (loss)	1,639	(1,855)
Interest expense, net	1,378	2,146
Gain on extinguishment of debt	(330)	—
Income (loss) before income taxes	591	(4,001)
Income tax provision	833	701
Net loss	$(242)	$(4,702)

Net loss per common share	$(0.01)	$(0.16)

Weighted average shares outstanding	30,081	29,855

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$113,539	$124,499
Accounts receivable, less allowance for doubtful accounts of $2,303 in 2006 and $1,860 in 2005	78,680	89,230
Inventories	92,069	88,904
Prepaid expenses and other current assets	10,929	9,640
Deferred income taxes	3,057	2,870
Total current assets	298,274	315,143
Property, plant and equipment at cost, less accumulated depreciation of $80,664 in 2006 and $77,954 in 2005	69,784	69,806
Goodwill	99,622	99,622
Purchased technology, less accumulated amortization of $55,165 in 2006 and $51,992 in 2005	52,603	55,776
Other intangible assets, less accumulated amortization of $23,386 in 2006 and $22,274 in 2005	21,376	22,413
Other assets	5,311	5,100
Total assets	$546,970	$567,860

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$34,078	$31,289
Accrued expenses	45,637	51,169
Deferred profit	305	537
Income taxes payable	1,411	2,123
Current portion of long-term debt	381	375
Total current liabilities	81,812	85,493
Deferred income taxes	1,349	1,048
Long-term debt	209,107	229,205
Other non-current liabilities	3,357	3,527
Shareholders’ equity	251,345	248,587
Total liabilities and shareholders’ equity	$546,970	$567,860

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Operating Activities
Net loss	$(242)	$(4,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,315	7,735
Deferred income taxes	155	52
Gain on extinguishment of debt	(330)	—
Compensation expense for stock options and restricted stock	189	—
Other	—	3
Changes in operating assets and liabilities:
Accounts receivable	11,496	11,408
Inventories	(2,797)	5,372
Accounts payable	2,761	(1,795)
Accrued expenses, deferred profit and other current liabilities	(4,716)	(1,815)
Other, net	(1,677)	(1,874)
Net cash provided by operating activities	12,154	14,384

Investing Activities
Capital expenditures	(3,475)	(1,838)
Payments for net assets of businesses acquired	(2,012)	(15,038)
Proceeds from sale of property, plant and equipment and assets held for sale	10	2,178
Net purchases of investments	(39)	(18)
Net cash used in investing activities	(5,516)	(14,716)

Financing Activities
Proceeds from stock issuance	2,108	127
Repayments of long-term debt	(19,492)	(87)
Net cash used in financing activities	(17,384)	40
Effect of exchange rates on cash and cash equivalents	(214)	692
Net change in cash and cash equivalents	(10,960)	400
Cash and cash equivalents at beginning of period	124,499	100,276
Cash and cash equivalents at end of period	$113,539	$100,676

Non-Cash Items

During the three months ended March 31, 2006, the Company had non-cash items excluded from the Condensed Consolidated Statements of Cash Flows of approximately $0.5 million, which consisted of the transfer of fixed assets to inventory and the write-down of capitalized debt issuance costs related to extinguished debt. During the three months ended March 31, 2005, the Company had non-cash items of approximately $1.5 million, which consisted of the transfer of fixed assets to inventory.

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Loss Per Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. The effect of approximately 574,000 and 197,000 common equivalent shares for the three months ended March 31, 2006 and 2005, respectively, were anti-dilutive, and therefore are not included in the weighted average shares outstanding.

In addition, the effect of the assumed conversion of subordinated convertible debentures into approximately 5.2 million and 5.7 million common equivalent shares is antidilutive for the three months ended March 31, 2006 and 2005, respectively, and therefore is not included in the weighted average shares outstanding.

Stock-Based Compensation

As of March 31, 2006, the Company had four stock option plans, which are described more fully in Note 2. In addition, the Company assumed certain stock option plans and agreements in connection with various acquisitions, as discussed in Note 2. Prior to 2006, the Company accounted for these stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and generally, no compensation expense was reflected in net loss as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was adopted using the modified prospective method of application, which requires Veeco to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in prior periods. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature. This requirement has the effect of reducing consolidated net operating cash flows and increasing consolidated net financing cash flows in periods after adoption. For the three months ended March 31, 2006, the Company did not recognize any amount of consolidated financing cash flows for such excess tax deductions.

Total stock-based compensation expense is attributable to the remaining requisite service periods of stock options and restricted common stock awards. For the three months ended March 31, 2006, there were no new share-based awards granted. The impact of adopting  SFAS No. 123(R) was a charge of $0.1 million or less than $0.01 per diluted share for the three months ended March 31, 2006. As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock awards and option awards is $0.6 million and $1.1 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.6 years. The impact of future share-based awards will depend on levels of share-based payments granted in the future and, therefore, cannot be predicted at this time.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net loss and loss per share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, of SFAS No. 123, to stock-based employee compensation.

Three Months Ended March 31, 2005
(In thousands, except per share amounts)

Net loss, as reported	$(4,702)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,042)
Pro forma net loss	$(8,744)

Net loss per common share:
Net loss per common share, as reported	$(0.16)
Net loss per common share, pro forma	$(0.29)

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs- an amendment to ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as previously stated in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this Statement on January 1, 2006 and such adoption did not result in a significant impact on the Company’s consolidated financial position or results of operations.

Note 2—Share-Based Payments

Option Plans

The Company has four stock option plans. The Veeco Instruments Inc. 2000 Stock Incentive Plan, as amended, (the “2000 Plan”), was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of up to 8,530,000 options (2,049,307 options are available for future grants as of March 31, 2006) to purchase shares of common stock of the Company. Stock options granted pursuant to the 2000 Plan expire after seven years and generally become exercisable over a three-year period following the grant date. However, grants made under the 2000 Plan between June 17, 2005 and December 23, 2005 became exercisable on or before December 31, 2005, and are subject to a resale restriction which provides that the shares issuable upon exercise of the option may not be transferred prior to the second anniversary of the option grant date. In addition, the 2000 Plan provides for automatic annual grants of restricted stock to each member of the Board of Directors of the Company who is not an employee of the Company. Up to 1,700,000 of the awards authorized under the 2000 Plan may be issued in the form of restricted stock. In October 2005, the Company granted 45,000 shares of restricted common stock, resulting in stock-based compensation expense of approximately $0.1 million or ($0.0) per common share for the three months ended March 31, 2006. These shares of restricted common stock vest over three years and will result in additional stock-based compensation expense of approximately $0.6 million.

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

The Non-Officer Plan, the 1992 Plan and the Directors’ Option Plan have been frozen; and, thus, there are no options available for future grant as of March 31, 2006 under these plans.

In addition to the four plans, the Company assumed certain stock option plans and agreements relating to the merger in September 2001with Applied Epi, Inc. (“Applied Epi”). These stock option plans do not have options available for future grants and expire after ten years from the date of grant. Options granted under two of the plans vested over three years and options granted under one of the plans vested immediately. As of March 31, 2006, there are 208,093 options outstanding under the various Applied Epi plans. In addition, Veeco assumed certain warrants related to Applied Epi, which were in effect prior to the merger with Veeco. These warrants expired in February 2006. In May 2000, the Company assumed certain stock option plans and agreements related to CVC, Inc. and Commonwealth Scientific Corporation, a subsidiary of CVC, Inc., which were in effect prior to the merger with Veeco. These plans do not have options available for future grants, the options granted thereunder generally vested over a three-to-five year period and expire five to ten years from the date of grant. As of March 31, 2006, there are 9,438 options outstanding under the various CVC, Inc. and Commonwealth Scientific Corporation plans.

With the adoption of SFAS No. 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.

For the three months ended March 31, 2006, there were no new options granted. Beginning in the fourth quarter of 2005, the Company used an expected stock-price volatility assumption that is a combination of both historical and implied volatilities of the underlying stock, which are obtained from public data sources. Prior to that time, the Company based this assumption solely on historical volatility.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

The fair value of each option grant that was unvested as of January 1, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average expected stock-price volatility	60%
Weighted-average expected option life	4 years
Average risk-free interest rate	3.64%
Average dividend yield	0%

A summary of the Company’s stock option plans as of and for the three months ended March 31, 2006 is presented below:

	Shares (000’s)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	7,834	$24.81
Granted	—	—
Exercised	(119)	17.71
Forfeited (including cancelled options)	(210)	24.65
Outstanding at March 31, 2006	7,505	$24.92	$21,430	3.7

Options exercisable at March 31, 2006	7,341	$25.11	$20,319	3.7

The weighted-average grant date fair value of stock options granted for the three months ended March 31, 2005 was $7.39. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $0.4 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2006 (000’s)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding at March 31, 2006 (000’s)	Weighted- Average Exercise Price
$ 0.27	104	4.8	$0.27	104	$0.27
8.59-12.11	21	2.2	10.55	21	10.55
13.10-19.54	1,927	5.0	15.99	1,792	16.03
19.77-29.50	3,159	4.0	22.27	3,130	22.27
29.69-43.75	2,109	2.2	36.10	2,109	36.10
46.50-67.45	183	3.2	51.21	183	51.21
70.93-72.00	2	4.2	71.51	2	71.51
	7,505	3.7	$24.92	7,341	$25.11

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

The purpose of the accelerated vesting was to avoid future compensation expense associated with these options that the Company would otherwise recognize in its Consolidated Statements of Operations upon the adoption of SFAS No. 123(R) (see Note 1). In addition, many of these options had exercise prices significantly in excess of current market values and were not providing an effective means of employee retention and incentive compensation.  Based on the Company’s implementation date for SFAS No. 123(R) of January 1, 2006, the Company will not incur future compensation expense of approximately $7.9 million in 2006 and $3.6 million in 2007.

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

Shares Reserved for Future Issuance

As of March 31, 2006, the Company has reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and issuance of restricted stock	9,553,819
Issuance upon conversion of subordinated debt	5,193,456
Issuance of shares pursuant to the ESP Plan	1,457,955
Total shares reserved	16,205,230

Preferred Stock

The Board of Directors of the Company has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

Note 3—Balance Sheet Information

Inventories

Interim inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	March 31, 2006	December 31, 2005
	(In thousands)

Raw materials	$47,281	$45,357
Work in progress	31,894	33,307
Finished goods	12,894	10,240
	$92,069	$88,904

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

	Three Months Ended March 31,
	2006	2005
	(In thousands)

Balance as of January 1	$6,671	$6,771
Warranties issued during the period	1,637	1,693
Settlements made during the period	(1,786)	(1,973)
Balance as of March 31	$6,522	$6,491

Note 4—Segment Information

During the three months ended March 31, 2006, the Company changed its management structure in a manner that caused the composition of its reportable segments to change. The Company currently manages the business, reviews operating results and assesses performance, as well as allocates resources, based upon two separate reporting segments. The Company merged the former Ion Beam and Mechanical Process Equipment segment and the Epitaxial Process Equipment segment into one reporting segment. The new Process Equipment segment combines the etch, deposition, dicing and slicing products sold mostly to data storage customers and the molecular beam epitaxy and metal organic chemical vapor deposition products primarily sold to high brightness light emitting diode and wireless telecommunications customers. This segment includes production facilities in Plainview, New York, Ft. Collins, Colorado, Camarillo, California, St. Paul, Minnesota and Somerset, New Jersey. The Metrology segment remains unchanged and represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and thin film magnetic heads and includes Veeco’s broad line of atomic force microscopes, optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This segment includes production facilities in Santa Barbara, California and Tucson, Arizona. Accordingly, the Company has restated segment information for the prior period presented.

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

The following tables present certain data pertaining to the reportable product segments of the Company and a reconciliation of EBITA to (loss) income before income taxes for the three months ended March 31, 2006 and 2005 and goodwill and total assets as of March 31, 2006 and December 31, 2005 (in thousands):

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three Months Ended March 31, 2006
Net sales	$53,191	$40,727	$—	$93,918
Income (loss) before interest, taxes, amortization and certain charges (EBITA)	1,876	5,612	(1,834)	5,654
Interest expense, net	—	—	1,378	1,378
Amortization expense	3,288	454	273	4,015
Other items	—	—	(330)	(330)
(Loss) income before income taxes	(1,412)	5,158	(3,155)	591

Three Months Ended March 31, 2005
Net sales	50,362	43,488	—	93,850
(Loss) income before interest, taxes, amortization and certain charges (EBITA)	(2,702)	7,762	(2,425)	2,635
Interest expense, net	—	—	2,146	2,146
Amortization expense	3,594	581	315	4,490
(Loss) income before income taxes	(6,296)	7,181	(4,886)	(4,001)

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
As of March 31, 2006
Goodwill	$70,254	$29,368	$—	$99,622
Total assets	289,079	134,086	123,805	546,970

As of December 31, 2005
Goodwill	70,254	29,368	—	99,622
Total assets	300,617	132,928	134,315	567,860

Corporate total assets are comprised principally of cash at March 31, 2006 and December 31, 2005.

Note 5—Comprehensive Income (Loss)

Total comprehensive income (loss) was $0.5 million and ($6.3) million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, respectively, the Company’s comprehensive income (loss) is comprised of net loss and foreign currency translation adjustments. The Company had no other sources affecting comprehensive income (loss) during these periods.

Note 6—Other Matters

As of March 31, 2006, the Company has outstanding $200.0 million of 4.125% convertible subordinated notes. During the three months ended March 31, 2006, the Company repurchased $20.0 million of its notes, reducing the amount outstanding from $220.0 million to $200.0 million. The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of the repurchase, the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million, offset by a $0.3 million proportionate reduction in the related deferred financing costs for a net gain of $0.3 million.

In conjunction with a cost reduction plan announced by the Company in October 2005, the Company recognized a restructuring charge of approximately $1.2 million in the fourth quarter of 2005. The $1.2 million charge consisted of personnel severance costs for approximately 37 employees which included management, administration and manufacturing employees located at the Company’s Plainview, New York, Camarillo, California, and Somerset, New Jersey Process Equipment operations and the Santa Barbara, California Metrology operations. As of March 31, 2006, approximately $0.7 million has been paid and approximately $0.5 million remains in accrued expenses. The remainder is expected to be paid by the fourth quarter of 2006.

A reconciliation of the liability for the 2005 restructuring charge for severance costs is as follows (in millions):

	Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$0.8	$0.4	$—	$1.2
Cash payments during 2005	0.2	0.1	—	0.3
Balance as of December 31, 2005	0.6	0.3	—	0.9
Cash payments during the three months ended March 31, 2006	0.3	0.1	—	0.4
Balance as of March 31, 2006	$0.3	$0.2	$—	$0.5

Note 7—Subsequent Event and Related Party Transaction

In May 2006, Veeco invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation (“Fluens”).  Approximately 31% of Fluens is owned by a Vice President and General Manager of Veeco.  Veeco and Fluens plan to jointly develop a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions, Veeco will be obligated to buy the balance of the outstanding stock of Fluens for $3.0 million plus an earn-out.  In April 2006, Veeco issued a $0.8 million purchase order to Fluens for a reactive sputtering deposition system.  Veeco had advanced approximately $0.1 million against this purchase order in March 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, scientific and industrial research, semiconductor, high-brightness light emitting diode (“HB-LED”) and wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes, personal music/video players and personal digital assistants. Our broad line of products features leading edge technology and allows customers to improve time-to-market of their next generation products. Veeco’s products are also enabling advancements in the growing fields of nanoscience, nanobiology and other areas of scientific and industrial research.

The Company currently manages the business, reviews operating results and assesses performance, as well as allocates resources, based upon two separate reporting segments. As of January 1, 2006, the Company merged the former Ion Beam and Mechanical Process Equipment segment and the Epitaxial Process Equipment segment into one reporting segment. The new Process Equipment segment combines the etch, deposition, dicing and slicing products sold mostly to data storage customers and the molecular beam epitaxy (“MBE”) and metal organic chemical vapor deposition (“MOCVD”) products primarily sold to HB-LED and wireless telecommunications customers. The Metrology segment remains unchanged and represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and thin film magnetic heads and includes Veeco’s broad line of atomic force microscopes (“AFMs”), optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Our metrology solutions are also key research instruments used by many universities, scientific laboratories and industrial applications.

We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world. Each of our products is currently manufactured in only one location, as we believe that the technological know-how and precision needed to make each of our products requires specialized expertise.

Highlights of the First Quarter of 2006:

•                                          Sales were flat at $93.9 million compared with the first quarter of 2005.

•                                          Orders were $126.7 million, up 28% compared to the first quarter of 2005.

•                                          Gross margin was 44.5%, up 4.5 percentage points compared to the first quarter of 2005.

•                                          Net loss of ($0.2) million or ($0.01) per share, compared with a net loss of ($4.7) million or ($0.16) per share in the first quarter of 2005.

Current Business Conditions/Outlook:

In the first quarter of 2006, Veeco reported sales of $93.9 million, flat compared with prior year first quarter sales. As anticipated, revenues were down sequentially from the $112.8 million reported in the fourth quarter of 2005, as a result of the Company’s low order rate of $84.6 million during the third quarter of 2005.

Veeco’s first quarter 2006 bookings were $126.7 million, reflecting double digit market growth in data storage and in HB-LED/wireless. First quarter orders were the highest quarterly level the Company has experienced in five years. Within the  strong order rate, Veeco’s data storage orders increased 55% from the prior year to a record $70.4 million. Another area of strength was in HB-LED/wireless, which reported orders of $24.3 million, up 74% from the prior year. The strong first quarter 2006 order rate reflects market growth in embedded storage for consumer electronic applications, the hard drive industry’s investment in capacity requirements as well as technology changes such as perpendicular recording, and the beginning of HB-LED backlighting for emerging applications such as flat panel televisions.

In 2006, Veeco is continuing its strategy for growth as well as its focus on improving profitability and gross margin performance. For the remainder of 2006, the Company currently anticipates positive market conditions across core markets (data storage, HB-LED/wireless, semiconductor and scientific research), which, combined with significant new product introductions expected from both the Process Equipment and Metrology business units, should provide an opportunity for revenue growth. Veeco has forecasted that revenues will grow 8-10% in 2006 to $440-$450 million. In addition, consumer spending on many types of electronics has increased and various worldwide regions, such as the Asia Pacific region, are experiencing growth. The Company reviews a number of indicators to predict the strength of its markets going forward. These include plant utilization trends, capacity requirements and capital spending trends. At the beginning of 2006, many of these trends appear positive.

Technology changes are continuing in all of Veeco’s markets: the continued increase of 80 GB hard drives and investment in 120 GB hard drives in data storage; the increased use of “mini” drives in consumer electronic applications; the increased use of Veeco’s automated AFMs for 65 nanometer and below semiconductor applications; the opportunity for Veeco’s MOCVD and MBE products to further penetrate the emerging wireless and HB-LED markets. Veeco believes that these changes, together with the continued funding of nanoscience research, will prompt our customers to seek our next-generation solutions to address their manufacturing and technology challenges.

The Company’s goal is to continue to increase gross margins in 2006, with improvements in both Process Equipment and Metrology. Veeco has forecasted that gross margins will increase three percentage points from 42% in 2005 to approximately 45% in 2006. Veeco anticipates that progress in this area will continue to come from the introduction of new products with higher gross margins, as well as activities such as better supply chain management, including outsourcing of new products and development of common hardware and software platforms.

Results of Operations:

Three Months Ended March 31, 2006 and 2005

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended March 31, 2006 and 2005 and the analysis of sales and orders for the same periods by segment, industry and regions (in thousands):

	Three Months ended				Dollar
	March 31,				Change
	2006		2005		Year to Year

Net sales	$93,918	100.0%	$93,850	100.0%	$68
Cost of sales	52,149	55.5	56,318	60.0	(4,169)
Gross profit	41,769	44.5	37,532	40.0	4,237
Operating expenses:
Selling, general and administrative expense	21,330	22.7	20,171	21.5	1,159
Research and development expense	14,586	15.5	14,824	15.8	(238)
Amortization expense	4,015	4.3	4,490	4.8	(475)
Other expense (income), net	199	0.2	(98)	(0.1)	297
Total operating expenses	40,130	42.7	39,387	42.0	743
Operating income (loss)	1,639	1.8	(1,855)	(2.0)	3,494
Interest expense, net	1,378	1.5	2,146	2.3	(768)
Gain on extinguishment of debt	(330)	(0.3)	—	—	(330)
Income (loss) before income taxes	591	0.6	(4,001)	(4.3)	4,592
Income tax provision	833	0.9	701	0.7	132
Net loss	$(242)	(0.3)%	$(4,702)	(5.0)%	$4,460

	Sales				Orders				Book to Bill Ratio
	Three Months ended March 31,		Dollar and Percentage Change Year to Year		Three Months ended March 31,		Dollar and Percentage Change Year to Year
	2006	2005			2006	2005			2006	2005

Segment Analysis
Process Equipment	$53,191	$50,362	$2,829	5.6%	$83,493	$55,425	$28,068	50.6%	1.57	1.10
Metrology	40,727	43,488	(2,761)	(6.3)	43,201	43,512	(311)	(0.7)	1.06	1.00
Total	$93,918	$93,850	$68	0.1%	$126,694	$98,937	$27,757	28.1%	1.35	1.05

Industry Analysis
Data Storage	$40,083	$25,615	$14,468	56.5%	$70,386	$45,303	$25,083	55.4%	1.76	1.77
HB-LED/wireless	15,096	22,304	(7,208)	(32.3)	24,327	13,967	10,360	74.2	1.61	0.63
Semiconductor	11,309	17,354	(6,045)	(34.8)	10,098	14,428	(4,330)	(30.0)	0.89	0.83
Research and Industrial	27,430	28,577	(1,147)	(4.0)	21,883	25,239	(3,356)	(13.3)	0.80	0.88
Total	$93,918	$93,850	68	0.1%	$126,694	$98,937	$27,757	28.1%	1.35	1.05

Regional Analysis
US	$32,201	$32,760	$(559)	(1.7)%	$36,576	$37,264	$(688)	(1.8)%	1.14	1.14
Europe	18,355	21,194	(2,839)	(13.4)	17,168	9,974	7,194	72.1	0.94	0.47
Japan	15,001	14,215	786	5.5	11,578	17,351	(5,773)	(33.3)	0.77	1.22
Asia-Pacific	28,361	25,681	2,680	10.4	61,372	34,348	27,024	78.7	2.16	1.34
Total	$93,918	$93,850	$68	0.1%	$126,694	$98,937	$27,757	28.1%	1.35	1.05

Net sales of $93.9 million for the first quarter of 2006 were flat compared to the first quarter of 2005. By segment, process equipment sales were up $2.8 million or 5.6%. The increase in process equipment sales is primarily due to an increase in the production of data storage devices. Metrology sales decreased $2.8 million primarily due to decreased AFM sales to the semiconductor, research and industrial markets. By region, sales in Asia Pacific improved by 10.4%, while sales in Europe declined by 13.4%. The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $126.7 million for the first quarter of 2006 increased by $27.8 million, or 28.1%, from the comparable 2005 period. By segment, the 50.6% increase in process equipment orders was primarily driven by the continued strong data storage industry conditions resulting from the expanded use of hard drives in consumer electronics as well as improved conditions in the HB-LED/ wireless market. The 0.7% decrease in metrology orders was due to a $3.3 million decrease in AFM products resulting from a delay in system orders, offset by a $3.0 million increase in optical metrology products resulting from the strength of the data storage market.

The Company’s book-to-bill ratio for the first quarter of 2006, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period was 1.35. The Company’s backlog as of March 31, 2006 is $138.1 million. During the quarter ended March 31, 2006, the Company experienced backlog adjustments and order cancellations of $8.8 million, primarily in the HB-LED/wireless industry for MOCVD products. The Company also experienced rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended March 31, 2006, was 44.5%, as compared to 40.0% in the first quarter of 2005. Process equipment gross margins increased from 29.8% to 38.0% primarily due to an increase in sales volume of $2.8 million, favorable product mix, cost reductions and improved supply chain management which included outsourcing. Metrology gross margins increased to 52.9% from 51.8% principally due to better product mix.

Selling, general and administrative expenses were $21.3 million, or 22.7% of sales in the first quarter of 2006, compared with $20.2 million, or 21.5% in the first quarter of 2005. The $1.1 million increase is primarily attributable to increased selling expenses related to new product initiatives as well as increased investment in Asia Pacific due to expanding business in this region.

Research and development expense totaled $14.6 million in the first quarter of 2006, a decrease of $0.2 million from the first quarter of 2005, primarily due to the timing of new product development efforts. As a percentage of sales, research and development decreased in the first quarter of 2006 to 15.5% from 15.8% for the first quarter of 2005.

Amortization expense totaled $4.0 million in the first quarter of 2006 compared with $4.5 million in the first quarter of 2005 due to certain intangible assets becoming fully amortized.

Other expense (income), net, totaled $0.2 million for the first quarter of 2006 compared to ($0.1) million in the first quarter of 2005. The change is primarily due to foreign currency exchange losses.

During the first quarter of 2006, the Company repurchased $20.0 million aggregate principal amount of its 4.125% convertible subordinated notes. As a result of this repurchase, the amount of convertible subordinated notes outstanding was reduced to $200.0 million, and the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million, offset by a $0.3 million proportionate reduction in the related deferred financing costs for a net gain of $0.3 million.

Net interest expense in the first quarter of 2006 was $1.4 million compared to $2.1 million in the first quarter of 2005. This reduction was due to an increase in interest rates and higher cash balances invested during the first quarter of 2006 compared to the first quarter of 2005.

Income tax provision for the quarter ended March 31, 2006 was $0.8 million as compared to $0.7 million in the first quarter of 2005. The 2006 provision for income taxes included $0.5 million relating to our foreign operations, which are profitable and $0.3 million relating to our domestic operations, which incurred a taxable loss. A portion of the domestic loss was taxable. The 2005 provision for income taxes of $0.7 million related to our foreign operations, which were profitable.

Liquidity and Capital Resources

Historically, Veeco’s principal capital requirements have included the funding of acquisitions and capital expenditures. The Company generates cash from operations, revolving credit facilities and debt and stock issuances. Veeco’s ability to generate sufficient cash flows from operations is primarily dependent on the continued demand for the Company’s products and services.

The Company had a net decrease in cash of $11.0 million for the three months ended March 31, 2006 from December 31, 2005. Cash provided by operations was $12.2 million for this period, as compared to cash provided by operations of $14.4 million for the comparable 2005 period. Net loss adjusted for non-cash items provided operating cash flows of $7.1 million for the three months ended March 31, 2006, compared to $3.1 million for the comparable 2005 period. Included in the net cash provided by operations for the three months ended March 31, 2006 was a decrease in net operating assets and liabilities of $5.1 million. Accounts receivable for the three months ended March 31, 2006, decreased by $11.5 million, primarily as a result of collection of significant receivables for Ion Beam Etch products as well as overall lower sales volume in the first quarter of 2006, compared to the fourth quarter of 2005. During the three months ended March 31, 2006, inventories increased by approximately $2.8 million, principally due to an increase in inventory purchases related to AFM products. During the three months ended March 31, 2006, accounts payable increased by $2.8 million as the Company managed its payables to normal industry terms. Accrued expenses and other current liabilities decreased $4.7 million during the three months ended March 31, 2006, due to the timing of accrued payroll as well as a reduction in incentive compensation under the Company’s profit-sharing and annual bonus plans and the timing of tax payments.

Cash used in investing activities of $5.5 million for the three months ended March 31, 2006, resulted from capital expenditures of $3.5 million and earn-out payments of $2.0 million to the former owner of TurboDisc. The Company expects to invest approximately $20.0 million during 2006 in capital projects primarily related to engineering equipment and lab tools used in producing Veeco’s products and the continuing implementation of SAP and related computer systems.

Cash used in financing activities for the three months ended March 31, 2006 totaled $17.4 million, primarily from the repurchase of a portion of the Company’s outstanding 4.125% convertible debt, as discussed below, offset by $2.1 million of common stock issuances resulting from the exercise of employee stock options.

As of March 31, 2006, the Company has outstanding $200.0 million of 4.125% convertible subordinated notes. During the first quarter of 2006, the Company repurchased $20.0 million of its notes, reducing the amount outstanding from $220.0 million to $200.0 million. The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of the repurchase, the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million, offset by a $0.3 million proportionate reduction in the related deferred financing costs for a net gain of $0.3 million. The Company may engage in similar transactions in the future depending on market conditions, its cash position and other factors.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s revolving credit facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next three years. The Company believes it will be able to meet its obligation to repay the outstanding $200 million subordinated notes that mature on December 21, 2008, through a combination of conversion of the notes outstanding, refinancing, cash generated from operations and/or other means.

The Company is potentially liable for earn-out payments to the former owners of certain acquired businesses based on revenue targets achieved by the acquired businesses.  During the first quarter of 2006, the Company paid an earn-out payment of $2.0 million to the former owner of TurboDisc, and no additional payments will be required in the future. On April 3, 2006, the Company paid $1.1 million to the former shareholders of Nanodevices Inc., and no additional payments will be required in the future. Both amounts were accrued at December 31, 2005. The Company is potentially liable for an earn-out payment to the former shareholders of Advanced Imaging, Inc. based on achieving revenue in excess of certain targets for 2006, which currently do not appear achievable.

Application of Critical Accounting Policies

General:  Veeco’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long lived assets, income taxes, warranty obligations, restructuring costs and contingent litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, warranty costs and the accounting for deferred taxes to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying consolidated balance sheets. At March 31, 2006 and December 31, 2005, $0.3 million and $0.5 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

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

At March 31, 2006, the Company had a valuation allowance of $70.3 million against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical loss and the losses incurred in 2006, 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Other Recent Accounting Pronouncements: Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and generally, no compensation expense was reflected in net loss as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was adopted using the modified prospective method of application, which requires Veeco to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in prior periods. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature. This requirement has the effect of reducing consolidated net operating cash flows and increasing consolidated net financing cash flows in periods after adoption. For the three months ended March 31, 2006, the Company did not recognize any amount of consolidated financing cash flows for such excess tax deductions.

Total stock-based compensation expense is attributable to the remaining requisite service periods of stock options and restricted common stock awards. For the three months ended March 31, 2006, there were no new share-based awards granted. The impact of adopting SFAS No. 123(R) was a charge of $0.1 million or less than $0.01 per diluted share for the three months ended March 31, 2006. As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock awards and option awards is $0.6 million and $1.1 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.6 years. The impact of future share-based awards will depend on levels of share-based payments granted in the future and, therefore, cannot be predicted at this time.

With the adoption of SFAS No. 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates. Beginning in the fourth quarter of 2005, the Company used an expected stock-price volatility assumption that is a combination of both historical and implied volatilities of the underlying stock, which are obtained from public data sources. Prior to that time, the Company based this assumption solely on historical volatility. With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs- an amendment to ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as previously stated in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this Statement on January 1, 2006 which did not result in a significant impact on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 65.7% and 65.1% of Veeco’s total net sales for the three months ended March 31, 2006 and 2005, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 16.7% of Veeco’s total net sales for the three months ended March 31, 2006, and 21.4% for the comparable 2005 period. The aggregate foreign currency exchange losses included in determining the consolidated results of operations was approximately $0.3 million and $0.0 million for the three months ended March 31, 2006 and 2005, respectively. Included in the aggregate foreign currency exchange losses, were gains related to forward contracts of approximately $0.1 million and $0.0 million for the three months ended March 31, 2006 and 2005, respectively. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. Veeco uses derivative financial instruments to mitigate these risks. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $3.7 million for the three months ended March 31, 2006. As of March 31, 2006, the Company had entered into forward contracts for the month of April for the notional amount of approximately $16.0 million, which approximates the fair market value on March 31, 2006.

Item 4. Controls and Procedures.

The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company is presently in the process of implementing a new company-wide integrated applications software and, to date, has completed the conversion to this new platform in five locations. As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure. There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

In re Veeco Instruments Inc. Securities Litigation and Shareholder Derivative Litigation

Veeco and certain of its officers have been named as defendants in a consolidated securities class action lawsuit pending in federal court in the Southern District of New York (the “Court”). The lawsuit arises out of the restatement in March 2005 of Veeco’s financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of the Company’s discovery of certain improper accounting transactions at its TurboDisc business unit. The plaintiffs in the lawsuit seek unspecified damages and assert claims against all defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and claims against the individual defendants for violations of Section 20(b) of the Exchange Act.  In March 2006, the Court denied defendants’ motion to dismiss the lawsuit at the pleading stage and certified a plaintiff class for the lawsuit consisting of all persons who acquired the Company’s securities during the period from April 26, 2004 through February 10, 2005. Although the Company believes this lawsuit is without merit and intends to defend vigorously against the claims, the lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation.

In addition, three shareholder derivative lawsuits have been consolidated and are also pending before the Court. The plaintiffs in the consolidated derivative action assert that the Company’s directors and certain of its officers breached fiduciary duties in connection with the improper accounting transactions at the TurboDisc business unit.  The plaintiffs in the consolidated derivative action purport to assert claims on behalf of the Company, but have made no demand on the Board of Directors to pursue such claims. The plaintiffs in the consolidated derivative action seek unspecified damages allegedly sustained by the Company and the return of all bonuses, restricted stock, stock options and other incentive compensation.  An unfavorable outcome or prolonged litigation in these matters could materially harm the Company’s business.

Item 1A. Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I - Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1

First Amendment dated as of April 6, 2006 to the Credit Agreement dated March 15, 2005 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.

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

Date:  May 4, 2006

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

10.1

First Amendment dated as of April 6, 2006 to the Credit Agreement dated March 15, 2005 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.

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