Form 10-Q
period 2006-06-30
VEECO INSTRUMENTS INC
filed 2006-08-04
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐    No ☒

30,728,321 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 26, 2006.

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

•                  Any difficulty or inability to attract, retain and motivate key employees could have a material adverse effect on our business.

•                  We are exposed to the risks of operating a global business and the requirement to comply with laws and regulations of various jurisdictions such as import/export controls, which may not apply to our non-U.S. competitors.

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

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors — Financial Information — SEC Filings, through which investors can access our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. These filings are posted to our Internet site, as soon as reasonably practicable after we electronically file such material with the SEC.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2006	2005

Net sales	$111,635	$103,415
Cost of sales	61,923	59,989
Gross profit	49,712	43,426
Costs and expenses:
Selling, general and administrative expense	24,996	21,435
Research and development expense	15,252	15,863
Amortization expense	3,989	4,026
Other (income) expense, net	(132)	70
Total operating expenses	44,105	41,394
Operating income	5,607	2,032
Interest expense, net	1,149	1,959
Income before income taxes	4,458	73
Income tax provision	1,433	522
Net income (loss)	$3,025	$(449)

Net income (loss) per common share	$0.10	$(0.02)
Diluted net income (loss) per common share	$0.10	$(0.02)

Weighted average shares outstanding	30,322	29,863
Diluted weighted average shares outstanding	31,254	29,863

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Net sales	$205,553	$197,265
Cost of sales	114,072	116,307
Gross profit	91,481	80,958
Costs and expenses:
Selling, general and administrative expense	46,326	41,606
Research and development expense	29,838	30,687
Amortization expense	8,004	8,516
Other expense (income), net	67	(28)
Total operating expenses	84,235	80,781
Operating income	7,246	177
Interest expense, net	2,527	4,105
Gain on extinguishment of debt	(330)	—
Income (loss) before income taxes	5,049	(3,928)
Income tax provision	2,266	1,223
Net income (loss)	$2,783	$(5,151)

Net income (loss) per common share	$0.09	$(0.17)
Diluted net income (loss) per common share	$0.09	$(0.17)

Weighted average shares outstanding	30,208	29,859
Diluted weighted average shares outstanding	30,946	29,859

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$116,029	$124,499
Accounts receivable, less allowance for doubtful accounts of $2,306 in 2006 and $1,860 in 2005	88,673	89,230
Inventories	96,144	88,904
Prepaid expenses and other current assets	12,002	9,640
Deferred income taxes	3,309	2,870
Total current assets	316,157	315,143
Property, plant and equipment at cost, less accumulated depreciation of $83,984 in 2006 and $77,954 in 2005	72,317	69,806
Goodwill	99,622	99,622
Purchased technology, less accumulated amortization of $58,341 in 2006 and $51,992 in 2005	49,235	55,776
Other intangible assets, less accumulated amortization of $24,199 in 2006 and $22,274 in 2005	20,670	22,413
Other assets	6,054	5,100
Total assets	$564,055	$567,860

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$38,129	$31,289
Accrued expenses	46,848	51,169
Deferred profit	685	537
Income taxes payable	2,145	2,123
Current portion of long-term debt	387	375
Total current liabilities	88,194	85,493
Deferred income taxes	1,671	1,048
Long-term debt	209,008	229,205
Other non-current liabilities	3,374	3,527
Shareholders’ equity	261,808	248,587
Total liabilities and shareholders’ equity	$564,055	$567,860

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Operating activities
Net income (loss)	$2,783	$(5,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,594	15,080
Deferred income taxes	303	(101)
Gain on extinguishment of debt	(330)	—
Compensation expense for share-based payments	721	—
(Gain) loss on sale of property plant and equipment	(16)	83
Other	21	—
Changes in operating assets and liabilities:
Accounts receivable	2,659	6,281
Inventories	(6,354)	8,975
Accounts payable	6,765	2,953
Accrued expenses, deferred profit and other current liabilities	(1,576)	(2,428)
Other, net	(2,827)	(1,598)
Net cash provided by operating activities	16,743	24,094

Investing activities
Capital expenditures	(9,570)	(4,550)
Payments for net assets of businesses acquired	(3,161)	(15,038)
Proceeds from sale of property, plant and equipment and assets held for sale	35	2,178
Net maturities of investments	(80)	(41)
Other	(500)	—
Net cash used in investing activities	(13,276)	(17,451)

Financing activities
Proceeds from stock issuance	7,983	1,041
Repayments of long-term debt	(19,585)	(176)
Net cash (used in) provided by financing activities	(11,602)	865
Effect of exchange rates on cash and cash equivalents	(335)	1,572
Net change in cash and cash equivalents	(8,470)	9,080
Cash and cash equivalents at beginning of period	124,499	100,276
Cash and cash equivalents at end of period	$116,029	$109,356

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Earnings (Loss) Per Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Weighted average shares outstanding	30,322	29,863	30,208	29,859
Dilutive effect of stock options and restricted stock awards	932	—	738	—
Dilutive weighted average shares outstanding	31,254	29,863	30,946	29,859

Net income and diluted net income per common share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of approximately 140,000 and 158,000 common equivalent shares for the three and six months ended June 30, 2005, respectively, were anti-dilutive, and therefore are not included in the weighted average shares outstanding.

In addition, the effect of the assumed conversion of subordinated convertible notes into approximately 5.2 million and 5.3 million common equivalent shares is antidilutive, and therefore is not included in the weighted shares outstanding for the three and six months ended June 30, 2006, respectively.  The effect of the assumed conversion of subordinated convertible notes into approximately 5.7 million common equivalent shares is antidilutive, and therefore is not included in the weighted average shares outstanding for the comparable prior year periods.

Share-Based Compensation

As of June 30, 2006, the Company has stock option and restricted stock plans, which are described more fully in Note 2. In addition, the Company assumed certain stock option plans and agreements in connection with various acquisitions, as also discussed in Note 2. Prior to 2006, the Company accounted for these stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and generally, no compensation expense was reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  SFAS No. 123(R) was adopted using the modified prospective method of application, which requires

Veeco to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in prior periods.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which  has the effect of reducing consolidated cash flows from operations and increasing cash flows from financing activities in periods after adoption. For the three and six months ended June 30, 2006, the Company did not recognize any amount of consolidated financing cash flows for such excess tax deductions.

Total share-based compensation expense is attributable to the remaining requisite service periods of stock options and restricted common stock awards. For the three and six months ended June 30, 2006, the Company granted 146,200 stock options and 198,250 restricted common stock awards to its directors, officers and employees. As a result of adopting SFAS No. 123(R), the Company’s net income for the three and six months ended June 30, 2006 was $0.2 million and $0.3 million lower, respectively,  than if it had continued to account for share-based compensation under APB No. 25. Net income per common share and diluted net income per common share for the three and six months ended June 30, 2006, are less than $0.01 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock awards and option awards is $5.1 million and $1.8 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.5 years for the nonvested stock awards and 2.4 years for option awards. Future share-based compensation expense will depend on levels of share-based awards granted in the future and, therefore, cannot be predicted at this time.

 Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net loss and loss per share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. In accordance with SFAS No. 123, the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, to stock-based employee compensation.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(In thousands, except per share amounts)

Net loss, as reported	$(449)	$(5,151)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,192)	(25,216)
Pro forma net loss	$(21,641)	$(30,367)

Net loss per common share:
Net loss and diluted net loss per common share, as reported	$(0.02)	$(0.17)
Net loss and diluted net loss per common share, pro forma	$(0.72)	$(1.02)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting and disclosure for income taxes by defining the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  It also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Note 2—Share-Based Payments

Stock Option and Restricted Stock Plans

The Company has several stock option and restricted stock plans. The Veeco Instruments Inc. 2000 Stock Incentive Plan, as amended, (the “2000 Plan”), was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of up to 8,530,000 options (1,776,524 options are available for future grants as of June 30, 2006) to purchase shares of common stock of the Company. Stock options granted pursuant to the 2000 Plan expire after seven years and generally become exercisable over a three-year period following the grant date. However, grants made under the 2000 Plan between June 17, 2005 and December 23, 2005 became exercisable on or before December 31, 2005, and are subject to a resale restriction which provides that the shares issuable upon exercise of the option may not be transferred prior to the second anniversary of the option grant date. In addition, the 2000 Plan provides for automatic annual grants of 5,000 shares of restricted stock to each member of the Board of Directors of the Company who is not an employee of the Company.  Up to 1,700,000 of the awards authorized under the 2000 Plan may be issued in the form of restricted stock (1,456,750 shares are available for future grants as of June 30, 2006). In June 2006, the Company granted 158,250 shares of restricted common stock to key employees, which vest over three years, and in May 2006, granted 40,000 shares of restricted common stock to the non-employee members of the Board of Directors, which vest over a period of one year.

A summary of the Company’s restricted stock awards as of June 30, 2006, is presented below:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of year	45	$15.60
Granted	198	24.32
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	243	$22.71

The Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees (the “Non-Officer Plan”) was approved by the Board of Directors in October 2000. The Non-Officer Plan provided for the grant of stock options to non-officer employees to purchase shares of common stock of the Company. Stock options granted pursuant to the Non-Officer Plan become exercisable over a three-year period following the grant date and expire after seven years.

The Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan (the “1992 Plan”) provided for the grant to officers and key employees of stock options to purchase shares of common stock of the Company. Stock options granted pursuant to the 1992 Plan become exercisable over a three-year period following the grant date and expire after ten years.

The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, as amended, (the “Directors’ Option Plan”), provided for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. Such options are exercisable immediately and expire after ten years.

The Non-Officer Plan, the 1992 Plan and the Directors’ Option Plan have been frozen; and, thus, there are no options available for future grant as of June 30, 2006 under these plans.

In addition to the plans described above, the Company assumed certain stock option plans and agreements relating to the merger in September 2001 with Applied Epi, Inc. (“Applied Epi”). These stock option plans do not have options available for future grants and expire after ten years from the date of grant. Options granted under two of the plans vested over three years and options granted under one of the plans vested immediately. As of June 30, 2006, there are 200,477 options outstanding under the various Applied Epi plans. In addition, Veeco assumed certain warrants related to Applied Epi, which were in effect prior to the merger with Veeco. These warrants expired in February 2006.

In May 2000, the Company assumed certain stock option plans and agreements related to CVC, Inc. and Commonwealth Scientific Corporation, a subsidiary of CVC, Inc., which were in effect prior to the merger with Veeco.

These plans do not have options available for future grants, the options granted thereunder generally vested over a three to five year period and expire five to ten years from the date of grant. As of June 30, 2006, there are 7,251 options outstanding under the various CVC, Inc. and Commonwealth Scientific Corporation plans.

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

The fair value of each option granted during the three and six months ended June 30, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average expected stock-price volatility	40%
Weighted-average expected option life	3 years
Average risk-free interest rate	4.99%
Average dividend yield	0%

The fair value of each option grant that was unvested as of January 1, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average expected stock-price volatility	60%
Weighted-average expected option life	4 years
Average risk-free interest rate	3.64%
Average dividend yield	0%

A summary of the Company’s stock option plans as of and for the six months ended June 30, 2006, is presented below:

	Shares (000’s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	7,834	$24.81
Granted	146	23.61
Exercised	(454)	17.38
Forfeited (including cancelled options)	(292)	23.49
Outstanding at June 30, 2006	7,234	$25.30	$21,035	3.5
Options exercisable at June 30, 2006	6,982	$25.45	$20,350	3.4

The weighted-average grant date fair value of stock options granted for the three and six months ended June 30, 2006 was $7.61.  The weighted-average grant date fair value of stock options granted for the three and six months ended June 30, 2005 was $8.05 and $7.99,  respectively.  The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $2.8 million and $3.2 million, respectively.  The total intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was less than $0.1 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006 (000’s)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding at June 30, 2006 (000’s)	Weighted- Average Exercise Price
$0.27	97	4.5	$0.27	97	$0.27
10.25-15.35	223	4.8	14.62	180	14.62
15.45-23.11	3,823	4.3	19.48	3,760	19.48
23.61-35.00	2,197	2.8	29.59	2,051	30.02
35.75-50.60	834	1.3	44.19	834	44.19
54.35-72.00	60	2.9	55.91	60	55.91
	7,234	3.5	$25.30	6,982	$25.45

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

The purpose of the accelerated vesting was to avoid future compensation expense of approximately $7.9 million in 2006 and $3.6 million in 2007 associated with these options that the Company would otherwise recognize in its Consolidated Statements of Operations upon the adoption of SFAS No. 123(R) (see Note 1).  In addition, many of these options had exercise prices significantly in excess of current market values and were not providing an effective means of employee retention and incentive compensation.

Employee Stock Purchase Plan

Under the Veeco Instruments Inc. Amended and Restated Employee Stock Purchase Plan (the “ESP Plan”), the Company is authorized to issue up to 2,000,000 shares of common stock to its full-time U.S. employees, nearly all of whom are eligible to participate. Under the terms of the ESP Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock as of June 30, 2006 was 95% of the end-of-offering period market price and qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code.

Shares Reserved for Future Issuance

As of June 30, 2006, the Company has reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and issuance of restricted stock	9,010,505
Issuance upon conversion of subordinated debt	5,193,456
Issuance of shares pursuant to the ESP Plan	1,453,582
Total shares reserved	15,657,543

Preferred Stock

The Board of Directors of the Company has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

Note 3—Balance Sheet Information

Inventories

Inventories have been determined by lower of cost (principally first-in, first-out) or market.  Inventories consist of:

	June 30, 2006	December 31, 2005
	(In thousands)

Raw materials	$51,932	$45,357
Work in progress	32,469	33,307
Finished goods	11,743	10,240
	$96,144	$88,904

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

	Six Months Ended June 30,
	2006	2005
	(In thousands)

Balance as of January 1	$6,671	$6,771
Warranties issued during the period	3,353	2,833
Settlements made during the period	(3,264)	(3,160)
Balance as of June 30	$6,760	$6,444

Note 4—Segment Information

As of January 1, 2006, the Company changed its management structure in a manner that caused the composition of its reportable segments to change. The Company currently manages the business, reviews operating results and assesses performance, as well as allocates resources, based upon two separate reporting segments. The Company merged the former Ion Beam and Mechanical Process Equipment segment and the Epitaxial Process Equipment segment into one reporting segment. The new Process Equipment segment combines the etch, deposition, dicing and slicing products sold mostly to data storage customers and the molecular beam epitaxy and metal organic chemical vapor deposition products primarily sold to high brightness light emitting diode and wireless telecommunications customers. This segment includes production facilities in Plainview, New York, Ft. Collins, Colorado, Camarillo, California, St. Paul, Minnesota and Somerset, New Jersey. The Metrology segment remains unchanged and represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and thin film magnetic heads and includes Veeco’s broad line of atomic force microscopes, optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This segment includes production facilities in Santa Barbara, California and Tucson, Arizona.  Accordingly, the Company has restated segment information for the prior periods presented.

The Company evaluates the performance of its reportable segments based on income or loss from operations before interest, income taxes and amortization (“EBITA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Items excluded from segment profit primarily consist of interest, amortization, income taxes, corporate expenses, as well as other unusual charges for purchased in-process technology, restructuring and asset impairment charges and merger-related costs. Corporate expenses are comprised primarily of general and administrative expenses.

The following tables present certain data pertaining to the reportable product segments of the Company and a reconciliation of EBITA to income (loss) before income taxes for the three and six months ended June 30, 2006 and 2005, and goodwill and total assets as of June 30, 2006 and December 31, 2005 (in thousands):

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three Months Ended June 30, 2006
Net sales	$67,361	$44,274	$—	$111,635
Income (loss) before interest, taxes, amortization and certain items (EBITA)	7,801	6,316	(4,521)	9,596
Interest expense, net	—	—	1,149	1,149
Amortization expense	3,288	441	260	3,989
Income (loss) before income taxes	4,513	5,875	(5,930)	4,458

Three Months Ended June 30, 2005
Net sales	$61,157	$42,258	$—	$103,415
Income (loss) before interest, taxes, amortization and certain items (EBITA)	2,269	6,517	(2,728)	6,058
Interest expense, net	—	—	1,959	1,959
Amortization expense	3,294	457	275	4,026
(Loss) income before income taxes	(1,025)	6,060	(4,962)	73

Six Months Ended June 30, 2006
Net sales	$120,552	$85,001	$—	$205,553
Income (loss) before interest, taxes, amortization and certain items (EBITA)	9,677	11,928	(6,355)	15,250
Interest expense, net	—	—	2,527	2,527
Amortization expense	6,576	895	533	8,004
Other items	—	—	(330)	(330)
Income (loss) before income taxes	3,101	11,033	(9,085)	5,049

Six Months Ended June 30, 2005
Net sales	$111,519	$85,746	$—	$197,265
(Loss) income before interest, taxes, amortization and certain items (EBITA)	(433)	14,279	(5,153)	8,693
Interest expense, net	—	—	4,105	4,105
Amortization expense	6,888	1,038	590	8,516
(Loss) income before income taxes	(7,321)	13,241	(9,848)	(3,928)

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
As of June 30, 2006
Goodwill	$70,254	$29,368	$—	$99,622
Total assets	297,035	136,903	130,117	564,055

As of December 31, 2005
Goodwill	$70,254	$29,368	$—	$99,622
Total assets	300,617	132,928	134,315	567,860

Corporate total assets are comprised principally of cash at June 30, 2006 and December 31, 2005.

Note 5—Comprehensive Income (Loss)

Total comprehensive income (loss) was $4.0 million and $4.5 million for the three and six months ended June 30, 2006, and ($2.4) million and ($8.7) million for the three and six months ended 2005, respectively. The Company’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.

Note 6—Other Matters

As of June 30, 2006, the Company has outstanding $200.0 million of 4.125% convertible subordinated notes.  During the first quarter of 2006, the Company repurchased $20.0 million of its notes, reducing the amount outstanding from $220.0 million to $200.0 million.  The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest.  As a result of the repurchase, the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million, offset by a $0.3 million proportionate reduction in the related deferred financing costs for a net gain of $0.3 million.

In conjunction with a cost reduction plan announced by the Company in October 2005, the Company recognized a restructuring charge of approximately $1.2 million in the fourth quarter of 2005. The $1.2 million charge consisted of personnel severance costs for approximately 37 employees which included management, administration and manufacturing employees located at the Company’s Plainview, New York, Camarillo, California and Somerset, New Jersey Process Equipment operations and the Santa Barbara, California Metrology operations. As of June 30, 2006, approximately $1.0 million has been paid and approximately $0.2 million remains in accrued expenses. The Company expects to pay the remainder by the fourth quarter of 2006.

A reconciliation of the liability for the 2005 restructuring charge for severance costs is as follows (in millions):

	Process Equipment	Metrology	Total
Charged to accrual	$0.8	$0.4	$1.2
Cash payments during 2005	0.2	0.1	0.3
Balance as of December 31, 2005	0.6	0.3	0.9
Cash payments during the six months ended June 30, 2006	0.5	0.2	0.7
Balance as of June 30, 2006	$0.1	$0.1	$0.2

Note 7—Business Acquisition and Related Party Transaction

In May 2006, Veeco invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation (“Fluens”).  Approximately 31% of Fluens is owned by a Vice President of Veeco.  Veeco and Fluens plan to jointly develop a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions by May 2009, Veeco will be obligated to purchase the balance of the outstanding stock of Fluens for $3.0 million and pay an earn-out.  In April 2006, Veeco issued a $0.8 million purchase order to Fluens for a reactive sputtering deposition system.  Veeco had advanced approximately $0.4 million against this purchase order as of June 30, 2006.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary:

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, scientific and industrial research, semiconductor, high-brightness light emitting diode (“HB-LED”) and wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes, personal music/video players and personal digital assistants. The Company’s broad line of products features leading edge technology and allows customers to improve time-to-market of their next generation products. Veeco’s products are also enabling advancements in the growing fields of nanoscience, nanobiology and other areas of scientific and industrial research.

The Company currently manages the business, reviews operating results and assesses performance, as well as allocates resources, based upon two separate reporting segments.  As of January 1, 2006, the Company merged the former Ion Beam and Mechanical Process Equipment segment and the Epitaxial Process Equipment segment into one reporting segment. The new Process Equipment segment combines the etch, deposition, dicing and slicing products sold mostly to data storage customers and the molecular beam epitaxy (“MBE”) and metal organic chemical vapor deposition (“MOCVD”) products primarily sold to HB-LED and wireless telecommunications customers. The Metrology segment remains unchanged and represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and thin film magnetic heads and includes Veeco’s broad line of atomic force microscopes (“AFMs”), optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. The Company’s metrology solutions are also key research instruments used by many universities, scientific laboratories and industrial applications.

Veeco currently maintains manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world.  Each of Veeco’s products is currently manufactured in only one location, as management believes that the technological know-how and precision needed to make each of the Company’s products requires specialized expertise.

Highlights of the Second Quarter of 2006:

•                  Revenue was $111.6 million, an 8% increase over the second quarter of 2005.

•                  Orders were $143.2 million, up 21% from the second quarter of 2005.

•                  Gross margin was 44.5%, up from 42.0% for the second quarter of 2005.

•                  Net income was $3.0 million, or $0.10 per share, compared to a loss of ($0.4) million, or ($0.02) per share, in the second quarter of 2005.

Highlights of the First Half of 2006:

•                  Revenue was $205.6 million, a 4% increase over the first half of 2005.

•                  Orders were $269.9 million, up 24% from the comparable 2005 period.

•                  Gross margin was 44.5%, up from 41.0% for the first half of 2005.

•                  Net income was $2.8 million, or $0.9 per share, compared to a loss of ($5.2) million, or ($0.17) per share in the comparable prior year period.

Current Business Conditions/Outlook:

In the first half of 2006, Veeco’s revenues were $205.6 million, up $8.3 million from $197.3 million in the first six months of 2005.  Operating income for the first half of 2006 was $7.2 million, compared to $0.2 million in the prior year period.  Net income for the first six months of 2006 was $2.8 million, or diluted net income of $0.09 per share, compared to a net loss of ($5.2) million, or diluted net loss of ($0.17) per share, for the first six months of 2005.

Veeco’s orders for the first half of 2006 were $269.9 million, reflecting double digit market growth in data storage and in HB-LED/wireless. Within the strong order rate, Veeco’s data storage orders increased 34% from the prior year period to $141.8 million.  Another area of strength was in HB-LED/wireless, which reported orders of $51.7 million, up 90% from the prior year period.  The strong order rate for the first half of 2006 reflects market growth in embedded storage for consumer electronic applications, the hard drive industry’s investment in capacity requirements as well as technology changes such as perpendicular recording, and the beginning of HB-LED backlighting for emerging applications such as personal computers and flat panel televisions.

Veeco is continuing its strategy for growth as well as its focus on improving profitability and gross margin performance.  For the remainder of 2006, the Company has planned significant new product introductions in both the Process Equipment and Metrology business units, which are expected to provide an opportunity for revenue growth. Veeco has forecasted that 2006 revenues will grow by approximately 11-13% over  2005 to $455-$465 million.  In addition, consumer spending on many types of electronics has increased and various worldwide regions, such as the Asia-Pacific region, are experiencing growth. The Company reviews a number of indicators to predict the strength of its markets going forward, including plant utilization trends, capacity requirements and capital spending trends.  Many of these trends have remained positive through the current year.  However, Veeco currently anticipates its orders in the third quarter will decrease from the strong second quarter rate due to the seasonal buying patterns that the Company has experienced in recent years.  The Company believes that orders will recover again in the fourth quarter.

Technology changes are continuing in all of Veeco’s markets: the continued increase of 80 GB hard drives and investment in 120 GB hard drives in data storage; the increased use of “mini” drives in consumer electronic applications; the increased use of Veeco’s automated AFMs for 65 nanometer and below semiconductor applications; the opportunity for Veeco’s MOCVD and MBE products to further penetrate the emerging wireless and HB-LED markets. Veeco believes that these changes, together with the continued funding of nanoscience research, will prompt customers to seek the Company’s next-generation solutions to address their manufacturing and technology challenges.

The Company’s goal is to continue to increase gross margins in 2006, with improvements in both Process Equipment and Metrology. Veeco has forecasted that gross margins will increase from 42.4% in 2005 to approximately 45% in 2006 and has already realized gross margins of 44.5% for the first half of the year. Veeco anticipates that progress in this area will continue to come from increased sales volume, the introduction of new products with higher gross margins, and better supply chain management, including outsourcing of new products and development of common hardware and software platforms.

Results of Operations:

Three Months Ended June 30, 2006 and 2005

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended June 30, 2006 and 2005 and the analysis of sales and orders for the same periods by segment, industry and regions (in thousands):

	Three Months ended June 30,				Dollar
	2006		2005		Change

Net sales	$111,635	100.0%	$103,415	100.0%	$8,220
Cost of sales	61,923	55.5	59,989	58.0	1,934
Gross profit	49,712	44.5	43,426	42.0	6,286
Operating expenses:
Selling, general and administrative expense	24,996	22.4	21,435	20.7	3,561
Research and development expense	15,252	13.7	15,863	15.3	(611)
Amortization expense	3,989	3.5	4,026	3.9	(37)
Other (income) expense, net	(132)	(0.1)	70	0.1	(202)
Total operating expenses	44,105	39.5	41,394	40.0	2,711
Operating income	5,607	5.0	2,032	2.0	3,575
Interest expense, net	1,149	1.0	1,959	1.9	(810)
Income before income taxes	4,458	4.0	73	0.1	4,385
Income tax provision	1,433	1.3	522	0.5	911
Net income (loss)	$3,025	2.7%	$(449)	(0.4)%	$3,474

	Sales				Orders
	Three Months ended June 30,		Dollar and Percentage		Three Months ended June 30,		Dollar and Percentage		Book to Bill Ratio
	2006	2005	Change Year to Year		2006	2005	Change Year to Year		2006	2005

Segment Analysis
Process Equipment	$67,361	$61,157	$6,204	10.1%	$94,309	$68,387	$25,922	37.9%	1.40	1.12
Metrology	44,274	42,258	2,016	4.8	48,899	50,166	(1,267)	(2.5)	1.10	1.19
Total	$111,635	$103,415	$8,220	7.9%	$143,208	$118,553	$24,655	20.8%	1.28	1.15

Industry Analysis
Data Storage	$53,105	$47,370	$5,735	12.1%	$71,446	$60,391	$11,055	18.3%	1.35	1.27
HB-LED/wireless	18,424	13,905	4,519	32.5	27,405	13,278	14,127	106.4	1.49	0.95
Semiconductor	12,448	16,896	(4,448)	(26.3)	19,997	18,966	1,031	5.4	1.61	1.12
Research and Industrial	27,658	25,244	2,414	9.6	24,360	25,918	(1,558)	(6.0)	0.88	1.03
Total	$111,635	$103,415	$8,220	7.9%	$143,208	$118,553	$24,655	20.8%	1.28	1.15

Regional Analysis
US	$32,244	$29,842	$2,402	8.0%	$51,812	$31,360	$20,452	65.2%	1.61	1.05
Europe	16,095	23,006	(6,911)	(30.0)	9,648	22,728	(13,080)	(57.6)	0.60	0.99
Japan	11,297	20,769	(9,472)	(45.6)	19,596	19,060	536	2.8	1.73	0.92
Asia-Pacific	51,999	29,798	22,201	74.5	62,152	45,405	16,747	36.9	1.20	1.52
Total	$111,635	$103,415	$8,220	7.9%	$143,208	$118,553	$24,655	20.8%	1.28	1.15

Net sales of $111.6 million for the second quarter of 2006 were up $8.2 million compared to the second quarter of 2005. By segment, process equipment sales were up $6.2 million or 10.1%. The increase in process equipment sales is primarily due to an increase in sales to data storage customers driven by an increase in the production of data storage devices.  Metrology sales increased $2.0 million primarily due to increased AFM sales to the research and industrial markets.  By region, net sales increased by 74.5% and 8.0% in Asia-Pacific and the U.S., respectively, while sales in Japan and Europe declined by 45.6% and 30.0%, respectively. The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $143.2 million for the second quarter of 2006 increased by $24.7 million, or 20.8%, from the comparable 2005 period. By segment, the 37.9% increase in process equipment orders was primarily driven by continued market growth in the data storage and HB-LED/wireless sectors reflecting growth in embedded storage in consumer electronics, continued investment in perpendicular recording technology, and HB-LED backlighting of small area flat panel displays. The 2.5% decrease in metrology orders was due to a $4.5 million decrease in orders for optical metrology products, partially offset by a $3.2 million increase in orders for AFM products.

The Company’s book-to-bill ratio for the second quarter of 2006, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period was 1.28.  The Company’s backlog as of June 30, 2006 is $159.1 million, compared to $114.1 million as of December 31, 2005. During the quarter ended June 30, 2006, the Company experienced backlog adjustments and order cancellations of $10.5 million, primarily in the HB-LED/wireless industry for MOCVD products.  The Company also experienced rescheduling of order delivery dates by customers.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended June 30, 2006, was 44.5%, as compared to 42.0% in the second quarter of 2005.  Process equipment gross margins increased from 36.7% to 40.3%, primarily due to an increase in sales volume of $6.2 million, favorable product mix, cost reductions and improved supply chain management, which included outsourcing in this segment.  Metrology gross margins increased to 51.0% from 49.7%, principally due to higher sales volume and favorable product mix of optical metrology products.

Selling, general and administrative expenses were $25.0 million, or 22.4% of sales in the second quarter of 2006, compared with $21.4 million, or 20.7%, in the comparable prior year period.  The $3.6 million increase is primarily attributable to annual incentive compensation related expenses, including stock options, restricted shares, severance and cash incentives as well as annual salary increases.  In addition, selling, general and administrative expenses increased due to litigation related expenses for the securities class action and consolidated derivative action lawsuits  as well as expansion of field sales and marketing personnel to support the Company’s new product introductions and the Company’s Asia-Pacific operations.

Research and development expense totaled $15.3 million in the second quarter of 2006, a decrease of $0.6 million from the second quarter of 2005, primarily due to the timing of new product development efforts in AFM and MOCVD.  As a percentage of sales, research and development decreased in the second quarter of 2006 to 13.7% from 15.3% for the comparable prior year period.

Amortization expense remained flat at $4.0 million in the second quarter of 2006 compared with the second quarter of 2005.

Net interest expense in the second quarter of 2006 was $1.1 million compared to $2.0 million in the second quarter of 2005.  This reduction was due to an increase in interest rates and higher cash balances invested during the second quarter of 2006 compared to the comparable prior year period, as well as the reduction in interest expense related to the early extinguishment of debt.

Income tax provision for the quarter ended June 30, 2006 was $1.4 million compared to $0.5 million in the second quarter of 2005. The 2006 provision for income taxes included $1.1 million relating to Veeco’s foreign operations which continue to be profitable and $0.3 million relating to the Company’s domestic operations.  Due to significant domestic net operating losses, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future. The 2005 provision for income taxes of $0.5 million related to Veeco’s foreign operations, which were profitable.

Six Months Ended June 30, 2006 and 2005

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the six months ended June 30, 2006 and 2005, and the analysis of sales and orders for the same periods by segment, industry and regions (in thousands):

	Six Months ended June 30,				Dollar Change
	2006		2005

Net sales	$205,553	100.0%	$197,265	100.0%	$8,288
Cost of sales	114,072	55.5	116,307	59.0	(2,235)
Gross profit	91,481	44.5	80,958	41.0	10,523
Operating expenses:
Selling, general and administrative expense	46,326	22.6	41,606	21.1	4,720
Research and development expense	29,838	14.5	30,687	15.5	(849)
Amortization expense	8,004	3.9	8,516	4.3	(512)
Other expense (income), net	67	—	(28)	—	95
Total operating expenses	84,235	41.0	80,781	40.9	3,454
Operating income	7,246	3.5	177	0.1	7,069
Interest expense, net	2,527	1.2	4,105	2.1	(1,578)
Gain on extinguishment of debt	(330)	(0.2)	—	—	(330)
Income (loss) before income taxes	5,049	2.5	(3,928)	(2.0)	8,977
Income tax provision	2,266	1.1	1,223	0.6	1,043
Net income (loss)	$2,783	1.4%	$(5,151)	(2.6)%	$7,934

Sales			Orders
Six Months ended June 30,		Dollar and Percentage Change Year to Year	Six Months ended June 30,		Dollar and Percentage Change Year to Year	Book to Bill Ratio
2006	2005		2006	2005		2006	2005

	2006	2005	0000	0000	2006	2005	0000	0000	2006	2005

Segment Analysis
Process Equipment	$120,552	$111,519	$9,033	8.1%	$177,802	$123,812	$53,990	43.6%	1.47	1.11
Metrology	85,001	85,746	(745)	(0.9)	92,100	93,678	(1,578)	(1.7)	1.08	1.09
Total	$205,553	$197,265	$8,288	4.2%	$269,902	$217,490	$52,412	24.1%	1.31	1.10

Industry Analysis
Data Storage	$93,188	$72,985	$20,203	27.7%	$141,832	$105,694	$36,138	34.2%	1.52	1.45
HB-LED/wireless	33,520	36,209	(2,689)	(7.4)	51,732	27,245	24,487	89.9	1.54	0.75
Semiconductor	23,757	34,250	(10,493)	(30.6)	30,095	33,394	(3,299)	(9.9)	1.27	0.98
Research and Industrial	55,088	53,821	1,267	2.4	46,243	51,157	(4,914)	(9.6)	0.84	0.95
Total	$205,553	$197,265	$8,288	4.2%	$269,902	$217,490	$52,412	24.1%	1.31	1.10

Regional Analysis
US	$64,445	$62,602	$1,843	2.9%	$88,388	$68,624	$19,764	28.8%	1.37	1.10
Europe	34,450	44,200	(9,750)	(22.1)	26,816	32,702	(5,886)	(18.0)	0.78	0.74
Japan	26,298	34,984	(8,686)	(24.8)	31,174	36,411	(5,237)	(14.4)	1.19	1.04
Asia-Pacific	80,360	55,479	24,881	44.8	123,524	79,753	43,771	54.9	1.54	1.44
Total	$205,553	$197,265	$8,288	4.2%	$269,902	$217,490	$52,412	24.1%	1.31	1.10

Net sales of $205.6 million for the six months ended June 30, 2006 were up $8.3 million compared to the six months ended June 30, 2005. By segment, process equipment sales were up $9.0 million or 8.1%. The increase in process equipment sales is primarily due to sales to data storage customers driven by an increase in the production of data storage devices.  Metrology sales decreased $0.7 million, primarily due to decreased optical metrology sales.  By region, sales in Asia-Pacific increased by 44.8%, while sales in Japan and Europe declined by 24.8% and 22.1%, respectively.  The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $269.9 million for the six months ended June 30, 2006 increased by $52.4 million, or 24.1%, from the comparable 2005 period. By segment, the 43.6% increase in process equipment orders was primarily driven by the continued strong data storage industry conditions resulting from the expanded use of hard drives in consumer electronics as well as improved conditions in the HB-LED/wireless market.  The 1.7% decrease in metrology orders was due to a $1.5 million decrease in optical metrology products and a $0.1 million decrease in AFM products.

The Company’s book-to-bill ratio for the six months ended June 30, 2006, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period was 1.31.  The Company’s backlog as of June 30, 2006 is $159.1 million, compared to $114.1 million as of December 31, 2005. During the six months ended June 30, 2006, the Company experienced backlog adjustments and order cancellations of $19.3 million, primarily in the HB-LED/wireless industry for MOCVD products.  The Company also experienced rescheduling of order delivery dates by customers.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the six months ended June 30, 2006, was 44.5%, as compared to 41.0% in the comparable prior year period.  Process equipment gross margins increased to 39.3% from 33.6%, primarily due to an increase in sales volume of $9.0 million, favorable product mix, cost reductions and improved supply chain management, which included outsourcing in this segment.  Metrology gross margins increased to 51.9% from 50.7%, principally due to better product mix.

Selling, general and administrative expenses were $46.3 million, or 22.6% of sales in the six months ended June 30, 2006, compared with $41.6 million, or 21.1% of sales in the six months ended June 30, 2005. The $4.7 million increase is primarily attributable to annual incentive related compensation expenses, including stock options, restricted shares, severance and cash incentives as well as annual salary increases.  In addition, selling, general and administrative expenses increased due to litigation related expenses for the securities class action and consolidated derivative action lawsuits as well as expansion of field sales and marketing personnel to support the Company’s new product introductions and the Company’s Asia-Pacific operations.

Research and development expense totaled $29.8 million in the six months ended June 30, 2006, a decrease of $0.8 million from the comparable period of 2005, primarily due to the timing of new product development efforts.  As a percentage of sales, research and development decreased during the 2006 period to 14.5% from 15.5% for the comparable 2005 period.

Amortization expense totaled $8.0 million in the six months ended June 30, 2006, compared with $8.5 million in the prior year period, due to certain intangible assets becoming fully amortized.

During the six months ended June 30, 2006, the Company repurchased $20.0 million aggregate principal amount of its 4.125% convertible subordinated notes. As a result of this repurchase, the amount of convertible subordinated notes outstanding was reduced to $200.0 million, and the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million, offset by a $0.3 million proportionate reduction in the related deferred financing costs, for a net gain of $0.3 million.

Net interest expense in the six months ended June 30, 2006 was $2.5 million compared to $4.1 million in the prior year period.  This reduction was due to an increase in interest rates and higher cash balances invested during the six months ended June 30, 2006, compared to the six months ended June 30, 2005, as well as the reduction in interest expense related to the early extinguishment of debt.

Income tax provision for the six months ended June 30, 2006 was $2.3 million compared to $1.2 million in the prior year period.  The 2006 provision for income taxes included $1.7 million relating to Veeco’s foreign operations, which continue to be profitable, and $0.6 million relating to the Company’s domestic operations.  Due to significant domestic net operating losses, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future. The 2005 provision for income taxes of $1.2 million primarily related to Veeco’s foreign operations, which were profitable.

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

The Company had a net decrease in cash of $8.5 million for the six months ended June 30, 2006 from December 31, 2005. Cash provided by operations was $16.7 million for this period, as compared to cash provided by operations of $24.1 million for the comparable 2005 period. Net income (loss) adjusted for non-cash items provided operating cash flows of $18.1 million for the six months ended June 30, 2006, compared to $9.9 million for the comparable 2005 period. Included in the net cash provided by operations for the six months ended June 30, 2006, was an increase in net operating assets and liabilities of $1.3 million. Accounts receivable decreased $2.7 million during the six months ended June 30, 2006, primarily due to an improvement in days sales outstanding.  Inventories increased by approximately $6.4 million during the same period, principally due to the ramp up for the expected increases in production for the third quarter.  Accounts payable increased by $6.8 million, as the Company managed its payables to increase days payable outstanding, as well as the increase in inventory purchases to support the production ramp.  Accrued expenses and other current liabilities decreased $1.6 million during the six months ended June 30, 2006, due to a reduction in incentive compensation under the Company’s annual bonus plans, reflecting the timing of the payments which occurred during the first quarter of the year.

Cash used in investing activities of $13.3 million for the six months ended June 30, 2006, resulted primarily from capital expenditures of $9.6 million and earn-out payments totaling $3.2 million to the former owners of TurboDisc and Nanodevices Inc. The Company expects to invest approximately $21.0 million in total during 2006 in capital projects primarily related to engineering equipment and lab tools used in producing Veeco’s products, enhanced manufacturing facilities and the continuing implementation of SAP and related computer systems.

Cash used in financing activities for the six months ended June 30, 2006 totaled $11.6 million, primarily consisting of cash used in the repurchase of a portion of the Company’s outstanding 4.125% convertible notes, as discussed below, partially offset by $8.0 million of common stock issuances resulting from the exercise of employee stock options.

As of June 30, 2006, the Company has outstanding $200.0 million of 4.125% convertible subordinated notes.  During the first quarter of 2006, the Company repurchased $20.0 million of its notes, reducing the amount outstanding from $220.0 million to $200.0 million.  The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest.  As a result of the repurchase, the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million, offset by a $0.3 million proportionate reduction in the related deferred financing costs, for a net gain of $0.3 million. The Company may engage in similar transactions in the future depending on market conditions, its cash position and other factors.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s revolving credit facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next three years. The Company believes it will be able to meet its obligation to repay the outstanding $200.0 million convertible subordinated notes that mature on December 21, 2008, through a combination of conversion of the notes outstanding, refinancing, cash generated from operations and/or other means.

The Company is potentially liable for earn-out payments to the former owners of certain acquired businesses based on revenue targets achieved by the acquired businesses.  During the first quarter of 2006, the Company paid an earn-out payment of $2.0 million to the former owner of TurboDisc.  During the second quarter of 2006, the Company paid approximately $1.2 million to the former shareholders of Nanodevices Inc. Both amounts were accrued at December 31, 2005. No additional payments will be required in the future to either set of former owners.  The Company is potentially liable for an earn-out payment to the former shareholders of Advanced Imaging, Inc. based on achieving revenue in excess of certain targets for 2006, which currently do not appear achievable.

In May 2006, Veeco invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation (“Fluens”).  Approximately 31% of Fluens is owned by a related party who is a Vice President of Veeco.  Veeco and Fluens plan to jointly develop a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions by May 2009, Veeco will be obligated to purchase the balance of the outstanding stock of Fluens for $3.0 million and pay an earn-out.  The Company will accrue liabilities that may arise from this transaction when management believes the outcomes of the relevant contingencies are determinable beyond a reasonable doubt.  In April 2006, Veeco issued a $0.8 million purchase order to Fluens for a reactive sputtering deposition system.  Veeco had advanced approximately $0.4 million against this purchase order as of June 30, 2006.

Application of Critical Accounting Policies

General:  Veeco’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long lived assets, income taxes, warranty obligations, restructuring costs and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, warranty costs, the accounting for deferred taxes and share-based compensation to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of Veeco’s product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or require the building of complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying consolidated balance sheets. At June 30, 2006 and December 31, 2005, $0.7 million and $0.5 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

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

Deferred Tax Valuation Allowance:  As part of the process of preparing Veeco’s Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its Consolidated Balance Sheets. The carrying value of deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Veeco’s net deferred tax assets consist primarily of net operating loss and tax credit carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon the Company’s ability to generate future taxable income.

Veeco records valuation allowances in order to reduce the Company’s deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, management considers a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Under Statement of Financial Accounting Standards (“SFAS”) No. 109, factors such as current and previous operating losses are given significantly greater weight than the outlook for future profitability in determining the deferred tax asset carrying value.

At June 30, 2006, the Company had a valuation allowance of $71.5 million against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical loss and the losses incurred in 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Share-Based Compensation:  Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and generally, no compensation expense was reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  SFAS No. 123(R) was adopted using the modified prospective method of application, which requires Veeco to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in prior periods.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing consolidated net operating cash flows and increasing consolidated net financing cash flows in periods after adoption. For the three and six months ended June 30, 2006, the Company did not recognize any amount of consolidated financing cash flows for such excess tax deductions.

Total share-based compensation expense is attributable to the remaining requisite service periods of stock options and restricted common stock awards. For the three and six months ended June 30, 2006, the Company granted 146,200 stock options and 198,250 restricted common stock awards to its directors, officers and employees. As a result of adopting SFAS No. 123(R), the Company’s net income for the three and six months ended June 30, 2006 was $0.2 million and $0.3 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Net income per common share and diluted net income per common share for the three and six months ended June 30, 2006 are less than $0.01 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock awards and option awards is $5.1 million and $1.8 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.5 years for the nonvested stock awards and 2.4 years for option awards. Future share-based compensation expense will depend on levels of share-based awards granted in the future and, therefore, cannot be predicted at this time.

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

Other Recent Accounting Pronouncements:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting and disclosure for income taxes by defining the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  It also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 71.1% and 68.6% of Veeco’s total net sales for the three and six months ended June 30, 2006, respectively,  and 71.1% and 68.3% for the comparable 2005 periods, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 16.4% and 16.5% of Veeco’s total net sales for the three and six months ended June 30, 2006, respectively, and 17.1% and 19.2% for the comparable 2005 periods, respectively. The aggregate foreign currency exchange losses included in determining the consolidated results of operations was approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.1 million for the comparable 2005 periods, respectively.  Included in the aggregate foreign currency exchange losses, were losses of approximately $0.1 million and gains of approximately $0.1 million for the three and six months ended June 30, 2006, respectively, and gains of less than $0.1 million for each of the comparable 2005 periods. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. Veeco uses derivative financial instruments to mitigate these risks. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $4.1 million and $3.9 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, the Company had entered into forward contracts for the month of July for the notional amount of approximately $23.9 million, which approximates the fair market value on June 30, 2006.

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

The Company is presently in the process of implementing new company-wide integrated applications software and, to date, has completed the conversion to this new platform in approximately 70% of Veeco’s businesses with the remainder expected to be completed in the first half of 2007. As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure.  There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In re Veeco Instruments Inc. Securities Litigation and Shareholder Derivative Litigation

Veeco and certain of its officers have been named as defendants in a consolidated securities class action lawsuit pending in federal court in the Southern District of New York (the “Court”).  The lawsuit arises out of the restatement in March 2005 of Veeco’s financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of the Company’s discovery of certain improper accounting transactions at its TurboDisc business unit.  The plaintiffs in the lawsuit seek unspecified damages and assert claims against all defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and claims against the individual defendants for violations of Section 20(b) of the Exchange Act.  The Court has certified a plaintiff class for the lawsuit consisting of all persons who acquired the Company’s securities during the period from April 26, 2004 through February 10, 2005.  The parties are currently involved in the discovery process.  Although the Company believes this lawsuit is without merit and intends to defend vigorously against the claims, the lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation.

In addition, three shareholder derivative lawsuits have been consolidated and are also pending before the Court.  The plaintiffs in the consolidated derivative action assert that the Company’s directors and certain of its officers breached fiduciary duties in connection with the improper accounting transactions at the TurboDisc business unit.  The plaintiffs in the consolidated derivative action seek unspecified damages allegedly sustained by the Company and the return of all bonuses, restricted stock, stock options and other incentive compensation.  The parties are currently involved in the discovery process on this action.  An unfavorable outcome or prolonged litigation in these matters could materially harm the Company’s business.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 5, 2006. The matters voted on at the meeting were: (a) the election of three directors: (i) Edward H. Braun, (ii) Richard A. D’Amore and (iii) Douglas A. Kingsley; and (b) ratification of the Board’s appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.  The terms of each of the following directors continued after the meeting: Heinz K. Fridrich, Roger D. McDaniel,  Irwin H. Pfister, Joel A. Elftmann, Paul R. Low and Peter J. Simone.  As of the record date for the meeting, there were 30,152,702 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting. Each of the directors up for reelection was reelected and the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was ratified by the required number of votes on each such matter.  The results of the voting were as follows:

Matter	For	Withheld

(a)(i)	27,615,725	507,202
(a)(ii)	27,615,566	507,361
(a)(iii)	27,836,198	286,429

Matter	For	Against	Abstained	Broker Non-Votes

(b)	27,119,197	968,777	34,952	—

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Veeco Instruments Inc. 2006 Long-Term Cash Incentive Plan	*

10.2	Form of Amendment to Employment Agreement of Edward H. Braun and John F. Rein, Jr.	*

10.3	Form of Amendment to Letter Agreement of John K. Bulman, John P. Kiernan, Robert P. Oates and Jeannine M. Sargent	*

10.4	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 4, 2006

Veeco Instruments Inc.

By:	/s/ EDWARD H. BRAUN
Edward H. Braun Chairman and Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr. Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Veeco Instruments Inc. 2006 Long-Term Cash Incentive Plan	*

10.2	Form of Amendment to Employment Agreement of Edward H. Braun and John F. Rein, Jr.	*

10.3	Form of Amendment to Letter Agreement of John K. Bulman, John P. Kiernan, Robert P. Oates and Jeannine M. Sargent	*

10.4	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or Rule 15d — 14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*              Filed herewith