Form 10-Q
period 2006-09-30
VEECO INSTRUMENTS INC
filed 2006-11-06
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

31,076,375 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on October 30, 2006.

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

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors — Financial Information — SEC Filings, through which investors can access our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. These filings are posted to our Internet site, as soon as reasonably practicable after we electronically file such material with the SEC.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2006	2005

Net sales	$112,369	$100,078
Cost of sales	64,513	55,816
Gross profit	47,856	44,262
Costs and expenses:
Selling, general and administrative expense	22,296	21,210
Research and development expense	15,716	14,388
Amortization expense	4,025	4,038
Write-off of purchased in-process technology	1,160	—
Other (income) expense, net	(310)	413
Total operating expenses	42,887	40,049
Operating income	4,969	4,213
Interest expense, net	1,056	1,815
Income before income taxes and noncontrolling interest	3,913	2,398
Income tax provision	612	832
Noncontrolling interest	(1,207)	—
Net income	$4,508	$1,566

Net income per common share	$0.15	$0.05
Diluted net income per common share	$0.14	$0.05

Weighted average shares outstanding	30,693	29,965
Diluted weighted average shares outstanding	31,393	30,360

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net sales	$317,922	$297,343
Cost of sales	178,585	172,123
Gross profit	139,337	125,220
Costs and expenses:
Selling, general and administrative expense	68,622	62,816
Research and development expense	45,554	45,075
Amortization expense	12,029	12,554
Write-off of purchased in-process technology	1,160	—
Other (income) expense, net	(243)	385
Total operating expenses	127,122	120,830
Operating income	12,215	4,390
Interest expense, net	3,583	5,920
Gain on extinguishment of debt	(330)	—
Income (loss) before income taxes and noncontrolling interest	8,962	(1,530)
Income tax provision	2,878	2,055
Noncontrolling interest	(1,207)	—
Net income (loss)	$7,291	$(3,585)

Net income (loss) per common share	$0.24	$(0.12)
Diluted net income (loss) per common share	$0.23	$(0.12)

Weighted average shares outstanding	30,369	29,894
Diluted weighted average shares outstanding	31,100	29,894

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,565	$124,499
Accounts receivable, less allowance for doubtful accounts of $2,331 in 2006 and $1,860 in 2005	87,049	89,230
Inventories	104,689	88,904
Prepaid expenses and other current assets	13,107	9,640
Deferred income taxes	3,531	2,870
Total current assets	334,941	315,143
Property, plant and equipment at cost, less accumulated depreciation of $84,857 in 2006 and $77,954 in 2005	71,684	69,806
Goodwill	100,898	99,622
Purchased technology, less accumulated amortization of $61,548 in 2006 and $51,992 in 2005	47,045	55,776
Other intangible assets, less accumulated amortization of $25,539 in 2006 and $22,274 in 2005	25,543	26,899
Other assets	428	614
Total assets	$580,539	$567,860

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$36,429	$31,289
Accrued expenses	51,617	51,169
Deferred profit	758	537
Income taxes payable	2,054	2,123
Current portion of long-term debt	393	375
Total current liabilities	91,251	85,493
Deferred income taxes	2,418	1,048
Long-term debt	208,907	229,205
Other non-current liabilities	3,097	3,527

Noncontrolling interest	1,793	—

Shareholders’ equity	273,073	248,587
Total liabilities and shareholders’ equity	$580,539	$567,860

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income (loss)	$7,291	$(3,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,426	22,403
Deferred income taxes	291	(254)
Gain on extinguishment of debt	(330)	—
Non-cash compensation expense for share-based payments	1,443	72
Noncontrolling interest in net loss of subsidiary	(1,207)	—
Write-off of purchased in-process technology	1,160	—
(Gain) loss on sale of property plant and equipment	(27)	346
Changes in operating assets and liabilities:
Accounts receivable	3,103	(4,876)
Inventories	(14,691)	10,177
Accounts payable	5,025	7,642
Accrued expenses, deferred profit and other current liabilities	3,159	1,179
Other, net	(5,119)	(3,645)
Net cash provided by operating activities	22,524	29,459

Investing activities
Capital expenditures	(12,473)	(8,553)
Payments for net assets of businesses acquired	(3,068)	(15,038)
Proceeds from sale of property, plant and equipment and assets held for sale	35	2,260
Net maturities of investments	(128)	(70)
Net cash used in investing activities	(15,634)	(21,401)

Financing activities
Proceeds from stock issuance	15,082	1,820
Repayments of long-term debt	(19,680)	(264)
Net cash (used in) provided by financing activities	(4,598)	1,556
Effect of exchange rates on cash and cash equivalents	(226)	1,813
Net change in cash and cash equivalents	2,066	11,427
Cash and cash equivalents at beginning of period	124,499	100,276
Cash and cash equivalents at end of period	$126,565	$111,703

Non-Cash Items

During the nine months ended September 30, 2006, the Company had non-cash items excluded from the Condensed Consolidated Statements of Cash Flows of approximately $6.3 million.  This amount consisted of (1) $1.5 million reflecting the transfer of demonstration and lab equipment from property, plant and equipment to inventory; (2) $0.7 million for the transfer of inventory to property, plant and equipment; and (3) $3.5 million fair value of assets acquired and $0.6 million of liabilities assumed in connection with the consolidation of a variable interest entity (See Note 7 — Business Acquisition and Related Party Transaction).

During the nine months ended September 30, 2005, the Company had non-cash items excluded from the Condensed Consolidated Statements of Cash Flows of approximately $4.2 million.  This amount consists of (1) $1.8 million of additional purchase price relating to the acquisition of Manufacturing Technology Inc., which resulted in a corresponding increase to goodwill; (2) $1.3 million for the transfer of property, plant and equipment to inventory; and  (3) $1.1 million for the accrual of a contingent earn-out payment to the former shareholders of Nanodevices Inc. related to the achievement of certain revenue targets during the third quarter of 2005, which was paid in the second quarter of 2006, and has been reflected as additional goodwill.

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Earnings (Loss) Per Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)
Weighted average shares outstanding	30,693	29,965	30,369	29,894
Dilutive effect of stock options and restricted stock awards and units	700	395	731	—
Diluted weighted average shares outstanding	31,393	30,360	31,100	29,894

Net income and diluted net income per common share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The effect of approximately 212,000 common equivalent shares for the nine months ended September 30, 2005, were anti-dilutive and therefore, are not included in the weighted average shares outstanding.

In addition, the effect of the assumed conversion of convertible subordinated notes into approximately 5.2 million and 5.3 million common equivalent shares is antidilutive and therefore, is not included in the weighted shares outstanding for the three and nine months ended September 30, 2006, respectively.  The effect of the assumed conversion of convertible subordinated notes into approximately 5.7 million common equivalent shares is antidilutive and therefore, is not included in the weighted average shares outstanding for the comparable prior year periods.

Share-Based Compensation

As of September 30, 2006, the Company has stock option and restricted stock plans, which are described more fully in Note 2. The Company also assumed certain stock option plans and agreements in connection with various acquisitions, as also discussed in Note 2. Prior to 2006, the Company accounted for these stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and generally, no compensation expense was reflected in net income as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows.  SFAS No. 123(R) requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  SFAS No. 123(R) was adopted using the modified prospective method of application, which requires Veeco to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in prior periods.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which  has the effect of reducing consolidated cash flows from operations and increasing cash flows from financing activities in periods after adoption. For the three and nine months ended September 30, 2006, the Company did not recognize any amount of consolidated financing cash flows for such excess tax deductions.

Total share-based compensation expense is attributable to the remaining requisite service periods of stock options and restricted common stock awards and units. For the three months ended September 30, 2006, the Company granted 9,900 restricted common stock awards and units to its employees. For the nine months ended September 30, 2006, the Company granted 146,200 stock options and 208,150 restricted common stock awards and units to its directors, officers and employees. As a result of adopting SFAS No. 123(R), the Company’s net income for the three and nine months ended September 30, 2006 was $0.1 million and $0.4 million lower, respectively,  than if it had continued to account for share-based compensation under APB No. 25. Net income per common share and diluted net income per common share for the three and nine months ended September 30, 2006, are approximately $0.01 lower for both periods, than if the Company had continued to account for share-based compensation under APB No. 25. As of September 30, 2006, the total unrecognized compensation cost related to nonvested stock awards and option awards is $4.2 million and $1.4 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.3 years for the nonvested stock awards and 2.2 years for option awards. Future share-based compensation expense will depend on levels of share-based awards granted in the future and, therefore, cannot be predicted at this time.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(In thousands, except per share amounts)

Net income (loss), as reported	$1,566	$(3,585)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,904)	(29,121)
Pro forma net loss	$(2,338)	$(32,706)

Net income (loss) per common share:
Net income (loss) and diluted net income (loss) per common share, as reported	$0.05	$(0.12)
Net loss and diluted net loss per common share, pro forma	$(0.08)	$(1.09)

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements.  Statement No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  Statement No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The recognition and disclosure provisions of Statement No. 158 are effective for fiscal years ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Reclassifications

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

Note 2—Share-Based Payments

Stock Option and Restricted Stock Plans

The Company has several stock option and restricted stock plans. The Veeco Instruments Inc. 2000 Stock Incentive Plan, as amended, (the “2000 Plan”), was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of up to 8,530,000 options (2,114,174 options are available for future grants as of September 30, 2006) to purchase shares of common stock of the Company. Stock options granted pursuant to the 2000 Plan expire after seven years and generally become exercisable over a three-year period following the grant date. However, grants made under the 2000 Plan between June 17, 2005 and December 23, 2005 became exercisable on or before December 31, 2005, and are subject to a resale restriction which provides that the shares issuable upon exercise of the option may not be transferred prior to the second anniversary of the option grant date. In addition, the 2000 Plan provides for automatic annual grants of 5,000 shares of restricted stock to each member of the Board of Directors of the Company who is not an employee of the Company.  Up to 1,700,000 of the awards authorized under the 2000 Plan may be issued in the form of restricted stock (1,471,650 shares are available for future grants as of September 30, 2006). For the nine months ended September 30, 2006, the Company granted 164,650 shares of restricted common stock and 3,500 restricted stock units to key employees, which vest over three years, and in May 2006, granted 40,000 shares of restricted common stock to the non-employee members of the Board of Directors, which vest over a period of one year.

A summary of the Company’s restricted stock awards including restricted stock units as of September 30, 2006, is presented below:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of year	45	$15.60
Granted	208	24.22
Vested	—	—
Forfeited	(25)	23.61
Nonvested at September 30, 2006	228	$22.60

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

The Non-Officer Plan, the 1992 Plan and the Directors’ Option Plan have been frozen; and, thus, there are no options available for future grant as of September 30, 2006 under these plans.

In addition to the plans described above, the Company assumed certain stock option plans and agreements relating to the merger in September 2001 with Applied Epi, Inc. (“Applied Epi”). These stock option plans do not have options available for future grants and expire after ten years from the date of grant. Options granted under two of the plans vested over three years and options granted under one of the plans vested immediately. As of September 30, 2006, there are 197,192 options outstanding under the various Applied Epi plans. In addition, Veeco assumed certain warrants related to Applied Epi, which were in effect prior to the merger with Veeco. These warrants expired in February 2006.

In May 2000, the Company assumed certain stock option plans and agreements related to CVC, Inc. and Commonwealth Scientific Corporation, a subsidiary of CVC, Inc., which were in effect prior to the merger with Veeco. These plans do not have options available for future grants, the options granted thereunder generally vested over a three to five year period and expire five to ten years from the date of grant. As of September 30, 2006, there are 6,965 options outstanding under the various CVC, Inc. and Commonwealth Scientific Corporation plans.

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

The fair value of each option granted during the nine months ended September 30, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average expected stock-price volatility	40%
Weighted-average expected option life	3 years
Average risk-free interest rate	4.99%
Average dividend yield	0%

No options were granted in the third quarter of 2006.

The fair value of each option grant that was unvested as of January 1, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average expected stock-price volatility	60%
Weighted-average expected option life	4 years
Average risk-free interest rate	3.64%
Average dividend yield	0%

A summary of the Company’s stock option plans as of and for the nine months ended September 30, 2006, is presented below:

	Shares (000’s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	7,834	$24.81
Granted	146	23.61
Exercised	(822)	18.23
Forfeited (including cancelled options)	(639)	24.98
Outstanding at September 30, 2006	6,519	$25.59	$7,868	3.3
Options exercisable at September 30, 2006	6,312	$25.73	$7,655	3.2

The weighted-average grant date fair value of stock options granted for the nine months ended September 30, 2006 was $7.61 per option.  The weighted-average grant date fair value of stock options granted for the three and nine months ended September 30, 2005 was $9.54 and $8.08 per option, respectively.  The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $1.2 million and $4.4 million, respectively.  The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $0.5 million and $0.6 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006 (000’s)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding at September 30, 2006 (000’s)	Weighted- Average Exercise Price
$0.27	93	4.3	$0.27	93	$0.27
10.26-15.35	150	4.9	14.50	125	14.52
15.45-23.11	3,363	4.2	19.44	3,307	19.44
23.61-35.00	2,063	2.6	29.57	1,937	29.95
35.75-50.60	790	1.1	44.22	790	44.22
54.35-72.00	60	2.7	55.92	60	55.92
	6,519	3.3	$25.59	6,312	$25.73

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

The purpose of the accelerated vesting was to avoid future compensation expense of approximately $7.9 million in 2006 and $3.6 million in 2007 associated with these options that the Company would otherwise have recognized in its Consolidated Statements of Operations upon the adoption of SFAS No. 123(R) (see Note 1).  In addition, many of these options had exercise prices significantly in excess of current market values and were not providing an effective means of employee retention and incentive compensation.

Employee Stock Purchase Plan

Under the Veeco Instruments Inc. Amended and Restated Employee Stock Purchase Plan (the “ESP Plan”), the Company is authorized to issue up to 2,000,000 shares of common stock to its full-time U.S. employees, nearly all of whom are eligible to participate. Under the terms of the ESP Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock as of September 30, 2006 was 95% of the end-of-offering period market price and qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code.

Shares Reserved for Future Issuance

As of September 30, 2006, the Company has reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and issuance of restricted stock	8,636,213
Issuance upon conversion of subordinated debt	5,193,456
Issuance of shares pursuant to the ESP Plan	1,453,582
Total shares reserved	15,283,251

Preferred Stock

The Board of Directors of the Company has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

Note 3—Balance Sheet Information

Inventories

Inventories have been determined by lower of cost (principally first-in, first-out) or market.  Inventories consist of:

	September 30, 2006	December 31, 2005
	(In thousands)

Raw materials	$50,788	$45,357
Work in progress	39,478	33,307
Finished goods	14,423	10,240
	$104,689	$88,904

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

	Nine Months Ended September 30,
	2006	2005
	(In thousands)

Balance as of January 1	$6,671	$6,771
Warranties issued during the period	5,088	4,085
Settlements made during the period	(4,602)	(4,493)
Balance as of September 30	$7,157	$6,363

Note 4—Segment Information

As of January 1, 2006, the Company changed its management structure in a manner that caused the composition of its reportable segments to change. The Company currently manages the business, reviews operating results and assesses performance, as well as allocates resources, based upon two separate reporting segments. The Company merged the former Ion Beam and Mechanical Process Equipment segment and the Epitaxial Process Equipment segment into one reporting segment. The new Process Equipment segment combines the etch, deposition, dicing and slicing products sold mostly to data storage customers and the molecular beam epitaxy and metal organic chemical vapor deposition products primarily sold to high brightness light emitting diode and wireless telecommunications customers. This segment has production facilities in Plainview, New York, Ft. Collins, Colorado, Camarillo, California, St. Paul, Minnesota and Somerset, New Jersey. The Metrology segment remains unchanged and represents equipment that is used to provide critical surface measurements on products such as semiconductor devices and thin film magnetic heads and includes Veeco’s broad line of atomic force microscopes, optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This segment has production facilities in Santa Barbara, California and Tucson, Arizona.  Accordingly, the Company has restated segment information for the prior periods presented.

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

The following tables present certain data pertaining to the reportable product segments of the Company and a reconciliation of EBITA to income (loss) before income taxes and noncontrolling interest for the three and nine months ended September 30, 2006 and 2005, and goodwill and total assets as of September 30, 2006 and December 31, 2005 (in thousands):

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three Months Ended September 30, 2006
Net sales	$71,375	$40,994	$—	$112,369
Income (loss) before interest, taxes, amortization and certain items (EBITA)	7,482	4,352	(1,680)	10,154
Interest expense, net	—	—	1,056	1,056
Amortization expense	3,333	433	259	4,025
Write-off of purchased in-process technology	1,160	—	—	1,160
Income (loss) before income taxes and noncontrolling interest	2,989	3,919	(2,995)	3,913

Three Months Ended September 30, 2005
Net sales	$49,381	$50,697	$—	$100,078
(Loss) income before interest, taxes, amortization and certain items (EBITA)	(691)	11,692	(2,750)	8,251
Interest expense, net	—	—	1,815	1,815
Amortization expense	3,293	457	288	4,038
(Loss) income before income taxes and noncontrolling interest	(3,984)	11,235	(4,853)	2,398

Nine Months Ended September 30, 2006
Net sales	$191,927	$125,995	$—	$317,922
Income (loss) before interest, taxes, amortization and certain items (EBITA)	17,159	16,280	(8,035)	25,404
Interest expense, net	—	—	3,583	3,583
Amortization expense	9,909	1,328	792	12,029
Write-off of purchased in-process technology	1,160	—	—	1,160
Gain on extinguishment of debt	—	—	(330)	(330)
Income (loss) before income taxes and noncontrolling interest	6,090	14,952	(12,080)	8,962

Nine Months Ended September 30, 2005
Net sales	$160,900	$136,443	$—	$297,343
(Loss) income before interest, taxes, amortization and certain items (EBITA)	(1,124)	25,971	(7,903)	16,944
Interest expense, net	—	—	5,920	5,920
Amortization expense	10,181	1,495	878	12,554
(Loss) income before income taxes and noncontrolling interest	(11,305)	24,476	(14,701)	(1,530)

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
As of September 30, 2006
Goodwill	$71,530	$29,368	$—	$100,898
Total assets	299,080	147,313	134,146	580,539

As of December 31, 2005
Goodwill	$70,254	$29,368	$—	$99,622
Total assets	300,617	132,928	134,315	567,860

Corporate total assets are comprised principally of cash at September 30, 2006 and December 31, 2005.

Note 5—Comprehensive Income (Loss)

Total comprehensive income (loss) was $3.5 million and $8.0 million for the three and nine months ended September 30, 2006, and $0.9 million and ($7.8) million for the three and nine months ended September 30, 2005, respectively. The Company’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments.

Note 6—Other Matters

As of September 30, 2006, the Company has outstanding $200.0 million of 4.125% convertible subordinated notes.  During the first quarter of 2006, the Company repurchased $20.0 million of its notes, reducing the amount outstanding from $220.0 million to $200.0 million.  The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest.  As a result of the repurchase, the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million, offset by a $0.3 million proportionate reduction in the related deferred financing costs for a net gain of $0.3 million.

In conjunction with a cost reduction plan announced by the Company in October 2005, the Company recognized a restructuring charge of approximately $1.2 million in the fourth quarter of 2005. The $1.2 million charge consisted of personnel severance costs for approximately 37 employees which included management, administration and manufacturing employees located at the Company’s Plainview, New York, Camarillo, California and Somerset, New Jersey Process Equipment operations and the Santa Barbara, California Metrology operations. As of September 30, 2006, the entire accrual has been expended.

A reconciliation of the liability for the 2005 restructuring charge for severance costs is as follows (in millions):

	Process Equipment	Metrology	Total
Charged to accrual	$0.8	$0.4	$1.2
Cash payments during 2005	0.2	0.1	0.3
Balance as of December 31, 2005	0.6	0.3	0.9
Cash payments during the nine months ended September 30, 2006	0.6	0.3	0.9
Balance as of September 30, 2006	$0.0	$0.0	$0.0

Note 7—Business Acquisition and Related Party Transaction

In 2006, Veeco invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation (“Fluens”).  Approximately 31% of Fluens is owned by a business unit Vice President of Veeco.  Veeco and Fluens plan to jointly develop a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions by May 2009, Veeco will be obligated to purchase the balance of the outstanding stock of Fluens for $3.0 million together with an earn-out payment to Fluens’ other stockholders based on future performance.

During the third quarter of 2006, the Company finalized its purchase accounting for Fluens determining that Fluens is a variable interest entity and the Company is its primary beneficiary as defined by FIN 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51. As such, the Company has consolidated the results of Fluens’ operations from the acquisition date, and has attributed the 80.1% portion that is not owned by Veeco to noncontrolling interest in the Company’s consolidated financial statements.  As part of that acquisition accounting, the Company recorded $1.2 million of in-process technology, which was written off during the third quarter of 2006.

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

Highlights of the Third Quarter of 2006:

•      Revenue was $112.4 million, a 12% increase over the third quarter of 2005.

•      Orders were $114.8 million, up 36% from the third quarter of 2005.

•      Net income was $4.5 million, or $0.14 per share, compared to net income of $1.6 million, or $0.05 per share, in the third quarter of 2005

Highlights of the First Nine Months of 2006:

•      Revenue was $317.9 million, a 7% increase over the comparable 2005 period.

•      Orders were $384.8 million, up 27% from the comparable 2005 period.

•      Gross margin was 43.8%, up from 42.1% for the comparable 2005 period.

•      Net income was $7.3 million, or $0.23 per share, compared to a loss of ($3.6) million, or ($0.12) per share in the comparable 2005 period.

Current Business Conditions/Outlook:

Veeco reported revenue of $112.4 million in the third quarter of 2006, a 12% increase from the prior year, but flat with the second quarter of 2006 and below the Company’s expectations.  Third quarter 2006 orders were $114.8 million, up 36% from the third quarter of 2005, but down 20% sequentially from the $143.2 million in the second quarter of 2006.  Veeco’s third quarter results were impacted by a slowdown of data storage customers’ production ramps, causing shipment delays from the third to fourth quarter, as well as third quarter seasonal buying patterns that have historically impacted Veeco’s overall order rate.  Veeco expects continued adjustments in data storage capital expenditure purchases as customers reassess their production ramps and timing of new technology transition plans.  Due to this slowdown in overall business conditions, Veeco has lowered its 2006 revenue guidance from approximately $460 million to approximately $440 million.

Veeco’s nine month 2006 revenues were $317.9 million, up $20.6 million, or 6.9%, from $297.3 million in the first nine months of 2005.  Operating income for the nine months ended September 30, 2006 was $12.2 million, compared to $4.4 million in the prior year period.  Net income for the first nine months of 2006 was $7.3 million, or diluted net income of $0.23 per share, compared to a net loss of ($3.6) million, or diluted net loss of ($0.12) per share, for the first nine months of 2005.

Veeco’s orders for the nine months ended September 30, 2006 were $384.8 million, an increase of 27.4% from the $302.1 million reported in the first nine months of 2005, reflecting double digit market growth in data storage and in HB-LED/wireless. Veeco’s data storage orders increased 34% from the prior year period to $187.2 million.  Another area of strength was in HB-LED/wireless, which reported orders of $80.9 million, up 93% from the prior year period.  The increased order rate for the first nine months of 2006 versus the prior year reflects the introduction of new consumer HB-LED backlighting for emerging applications such as personal computers and flat panel televisions.

 Despite the current delay in data storage production ramps, Veeco believes that longer term industry requirements for increased areal density and consumer electronic expansion will drive future investment in perpendicular head technology, transition to smaller femto slider formats and conversion to larger wafer size.

Technology changes are continuing in all of Veeco’s markets including: the continued increase of 80 GB hard drives and investment in 120 GB hard drives in data storage; the increased use of “mini” drives in consumer electronic applications; the increased use of Veeco’s automated AFMs for 65 nanometer and below semiconductor applications; the opportunity for Veeco’s MOCVD and MBE products to further penetrate the emerging wireless and HB-LED markets. Veeco believes that these changes, together with the continued funding of nanoscience research, will prompt customers to seek the Company’s next-generation solutions to address their manufacturing and technology challenges.  Veeco’s research and development efforts are resulting in several significant new products, including physical vapor deposition (PVD), atomic layer deposition (ALD), next generation MOCVD for the HB-LED growth opportunity and new metrology products in the semiconductor scientific research and life sciences.  The Company will continue to introduce new Process Equipment and Metrology products across all of Veeco’s end markets.

In 2006, Veeco has focused on improving gross margins.  For the year to date period, Veeco’s overall gross margin increased to 43.8% from 42.1% in the comparable prior year period.  This increase reflects a significant improvement in Process Equipment margin and steady margin in the Metrology business.  However, Veeco is experiencing a shift in sales mix from generally higher margin Metrology business to generally lower margin Process Equipment business.  This mix shift negatively impacted Veeco’s overall gross margins in the third quarter, and may continue to impact gross margin improvements in future periods.  Nonetheless, Veeco will continue to focus on improving its gross margins within its Process Equipment and Metrology businesses.

Results of Operations:

Three Months Ended September 30, 2006 and 2005

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended September 30, 2006 and 2005 and the analysis of sales and orders for the same periods by segment, industry and regions (in thousands):

	Three Months ended September 30,				Dollar
	2006		2005		Change
Net sales	$112,369	100.0%	$100,078	100.0%	$12,291
Cost of sales	64,513	57.4	55,816	55.8	8,697
Gross profit	47,856	42.6	44,262	44.2	3,594
Operating expenses:
Selling, general and administrative expense	22,296	19.9	21,210	21.2	1,086
Research and development expense	15,716	14.0	14,388	14.4	1,328
Amortization expense	4,025	3.6	4,038	4.0	(13)
Write-off of purchased in-process technology	1,160	1.0	—	—	1,160
Other (income) expense, net	(310)	(0.3)	413	0.4	(723)
Total operating expenses	42,887	38.2	40,049	40.0	2,838
Operating income	4,969	4.4	4,213	4.2	756
Interest expense, net	1,056	0.9	1,815	1.8	(759)
Income before income taxes and noncontrolling interest	3,913	3.5	2,398	2.4	1,515
Income tax provision	612	0.5	832	0.8	(220)
Noncontrolling interest	(1,207)	(1.0)	—	—	(1,207)
Net income	$4,508	4.0%	$1,566	1.6%	$2,942

	Sales				Orders
	Three Months ended		Dollar and Percentage		Three Months ended		Dollar and Percentage		Book to Bill
	September 30,		Change		September 30,		Change		Ratio
	2006	2005	Year to Year		2006	2005	Year to Year		2006	2005
Segment Analysis
Process Equipment	$71,375	$49,381	$21,994	44.5%	$74,806	$47,147	$27,659	58.7%	1.05	0.95
Metrology	40,994	50,697	(9,703)	(19.1)	40,042	37,408	2,634	7.0	0.98	0.74
Total	$112,369	$100,078	$12,291	12.3%	$114,848	$84,555	$30,293	35.8%	1.02	0.84

Industry Analysis
Data Storage	$45,410	$50,116	$(4,706)	(9.4)%	$45,345	$33,554	$11,791	35.1%	1.00	0.67
HB-LED/wireless	27,657	9,433	18,224	193.2	29,207	14,647	14,560	99.4	1.06	1.55
Semiconductor	15,978	12,226	3,752	30.7	14,193	11,271	2,922	25.9	0.89	0.92
Research and Industrial	23,324	28,303	(4,979)	(17.6)	26,103	25,083	1,020	4.1	1.12	0.89
Total	$112,369	$100,078	$12,291	12.3%	$114,848	$84,555	$30,293	35.8%	1.02	0.84

Regional Analysis
US	$40,608	$36,833	$3,775	10.2%	$42,804	$30,498	$12,306	40.4%	1.05	0.83
Europe	14,882	15,976	(1,094)	(6.8)	15,558	18,231	(2,673)	(14.7)	1.05	1.14
Japan	7,718	12,353	(4,635)	(37.5)	13,226	16,798	(3,572)	(21.3)	1.71	1.36
Asia-Pacific	49,161	34,916	14,245	40.8	43,260	19,028	24,232	127.3	0.88	0.54
Total	$112,369	$100,078	$12,291	12.3%	$114,848	$84,555	$30,293	35.8%	1.02	0.84

Net sales of $112.4 million for the third quarter of 2006 were up $12.3 million, or 12.3%, compared to the third quarter of 2005. By segment, process equipment sales were up $22.0 million, or 44.5%. The increase in process equipment sales is primarily due to an increase in sales to the HB-LED/wireless market.  Metrology sales decreased $9.7 million primarily due to decreased AFM sales to the research and industrial markets.  By region, net sales increased by 40.8% and 10.2% in Asia-Pacific and the U.S., respectively, while sales in Japan and Europe declined by 37.5% and 6.8%, respectively. The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $114.8 million for the third quarter of 2006 increased by $30.3 million, or 35.8%, from the comparable 2005 period. By segment, the 58.7% increase in process equipment orders was primarily driven by continued market growth in the HB-LED/wireless and data storage sectors reflecting growth in embedded storage in consumer electronics, continued investment in perpendicular recording technology, and HB-LED backlighting of small area flat panel displays. The 7.0% increase in metrology orders was due to a $5.4 million increase in orders for optical metrology products, partially offset by a $2.8 million decrease in orders for AFM products.

The Company’s book-to-bill ratio for the third quarter of 2006, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.02.  The Company’s backlog as of September 30, 2006 was $160.2 million, compared to $114.1 million as of December 31, 2005.  During the quarter ended September 30, 2006, the Company experienced backlog adjustments and order cancellations of $1.4 million.  The Company also experienced rescheduling of order delivery dates by customers.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended September 30, 2006, was 42.6%, as compared to 44.2% in the third quarter of 2005.  This decrease was primarily attributable to a shift in sales mix from the generally higher margin metrology business to the generally lower margin process equipment business.  Process equipment sales represented 64% of total sales for the third quarter of 2006, up from 49% in the prior year period.  Metrology sales accounted for 36% of total sales for the third quarter of 2006, down from 51% in the prior year period.  The impact of the changing sales mix in the third quarter of 2006 was partially offset by an increase in process equipment gross margins to 38.1% from 35.6% in the prior year period.  This increase is primarily due to an increase in sales volume of $22.0 million, improved product mix, cost reductions and improved supply chain management, which included outsourcing in this segment.  However, Metrology gross margins decreased to 50.3% from 52.6%, principally due to lower sales volume of AFM products partially offset by favorable product mix in the Optical Metrology business

Selling, general and administrative expenses were $22.3 million, or 19.9% of sales in the third quarter of 2006, compared with $21.2 million, or 21.2%, in the comparable prior year period.  The $1.1 million increase is primarily attributable to the expansion of field sales and marketing personnel to support the Company’s new product introductions and the Company’s Asia-Pacific operations.

Research and development expense totaled $15.7 million in the third quarter of 2006, an increase of $1.3 million from the third quarter of 2005, primarily due to new product development efforts in Ion Beam and MOCVD.  As a percentage of sales, research and development decreased in the third quarter of 2006 to 14.0% from 14.4% for the comparable prior year period.

Amortization expense remained flat at $4.0 million in the third quarter of 2006 compared with the third quarter of 2005.

During the third quarter of 2006, the Company finalized its purchase accounting for Fluens determining that Fluens is a variable interest entity and the Company is its primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51. As such, the Company has consolidated the results of Fluens’ operations from the acquisition date, and has attributed the 80.1% portion that is not owned by Veeco to noncontrolling interest in the Company’s consolidated financial statements.  As part of this acquisition accounting, the Company recorded $1.2 million of in-process technology, which was written-off during the third quarter of 2006.

Net interest expense in the third quarter of 2006 was $1.1 million compared to $1.8 million in the third quarter of 2005.  This reduction was due to an increase in interest rates and higher cash balances invested during the third quarter of 2006 compared to the comparable prior year period, as well as the reduction in interest expense related to the early extinguishment of debt.

Income tax provision for the quarter ended September 30, 2006 was $0.6 million compared to $0.8 million in the third quarter of 2005. The 2006 provision for income taxes included $0.2 million relating to Veeco’s foreign operations which continue to be profitable and $0.4 million relating to the Company’s domestic operations.  Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future.  During the third quarter, the Company released $1.5 million of its valuation allowance due to the utilization of net operating loss carryforwards.  The 2005 provision for income taxes of $0.9 million primarily related to Veeco’s foreign operations, which were profitable.

Noncontrolling interest was a credit to income of $1.2 million for the three months ended September 30, 2006.  As the Company is the primary beneficiary of Fluens, a variable interest entity as defined by FIN46(R), Veeco is required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests.  As a result, the Company eliminated from its net income 80.1% of the write-off of Fluens’ in-process technology and Fluens’ operating losses since the acquisition date.

Nine Months Ended September 30, 2006 and 2005

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the nine months ended September 30, 2006 and 2005, and the analysis of sales and orders for the same periods by segment, industry and regions (in thousands):

	Nine Months ended September 30,				Dollar
	2006		2005		Change
Net sales	$317,922	100.0%	$297,343	100.0%	$20,579
Cost of sales	178,585	56.2	172,123	57.9	6,462
Gross profit	139,337	43.8	125,220	42.1	14,117
Operating expenses:
Selling, general and administrative expense	68,622	21.5	62,816	21.1	5,806
Research and development expense	45,554	14.3	45,075	15.2	479
Amortization expense	12,029	3.8	12,554	4.2	(525)
Write-off of purchased in-process technology	1,160	0.4	—	—	1,160
Other (income) expense, net	(243)	—	385	0.1	(628)
Total operating expenses	127,122	40.0	120,830	40.6	6,292
Operating income	12,215	3.8	4,390	1.5	7,825
Interest expense, net	3,583	1.1	5,920	2.0	(2,337)
Gain on extinguishment of debt	(330)	(0.1)	—	—	(330)
Income (loss) before income taxes and noncontrolling interest	8,962	2.8	(1,530)	(0.5)	10,492
Income tax provision	2,878	0.9	2,055	0.7	823
Noncontrolling interest	(1,207)	(0.4)	—	—	(1,207)
Net income (loss)	$7,291	2.3%	$(3,585)	(1.2)%	$10,876

	Sales				Orders
	Nine Months ended September 30,		Dollar and Percentage Change		Nine Months ended September 30,		Dollar and Percentage Change		Book to Bill Ratio
	2006	2005	Year to Year		2006	2005	Year to Year		2006	2005
Segment Analysis
Process Equipment	$191,927	$160,900	$31,027	19.3%	$252,608	$170,959	$81,649	47.8%	1.32	1.06
Metrology	125,995	136,443	(10,448)	(7.7)	132,142	131,086	1,056	0.8	1.05	0.96
Total	$317,922	$297,343	$20,579	6.9%	$384,750	$302,045	$82,705	27.4%	1.21	1.02

Industry Analysis
Data Storage	$138,598	$123,101	$15,497	12.6%	$187,177	$139,248	$47,929	34.4%	1.35	1.13
HB-LED/wireless	61,177	45,642	15,535	34.0	80,939	41,892	39,047	93.2	1.32	0.92
Semiconductor	39,735	46,476	(6,741)	(14.5)	44,288	44,665	(377)	(0.8)	1.11	0.96
Research and Industrial	78,412	82,124	(3,712)	(4.5)	72,346	76,240	(3,894)	(5.1)	0.92	0.93
Total	$317,922	$297,343	$20,579	6.9%	$384,750	$302,045	$82,705	27.4%	1.21	1.02

Regional Analysis
US	$105,053	$99,435	$5,618	5.6%	$131,192	$99,122	$32,070	32.4%	1.25	1.00
Europe	49,332	60,176	(10,844)	(18.0)	42,374	50,933	(8,559)	(16.8)	0.86	0.85
Japan	34,016	47,337	(13,321)	(28.1)	44,400	53,209	(8,809)	(16.6)	1.31	1.12
Asia-Pacific	129,521	90,395	39,126	43.3	166,784	98,781	68,003	68.8	1.29	1.09
Total	$317,922	$297,343	$20,579	6.9%	$384,750	$302,045	$82,705	27.4%	1.21	1.02

Net sales of $317.9 million for the nine months ended September 30, 2006 were up $20.6 million or 6.9% compared to the nine months ended September 30, 2005.  By segment, process equipment sales were up $31.0 million or 19.3%.  The increase in process equipment sales is primarily due to sales to HB-LED/wireless and data storage customers.  The increases in these areas were driven by the increased use of hard drives in consumer electronics and improved conditions within the HB-LED/wireless market.  Metrology sales decreased $10.4 million, primarily due to a $13.9 million decrease in AFM sales to research and industrial markets, partially offset by a $3.5 million increase in optical metrology sales.  By region, sales in Asia-Pacific increased by 43.3%, while sales in Japan and Europe declined by 28.1% and 18.0%, respectively.  The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $384.8 million for the nine months ended September 30, 2006 increased by $82.7 million, or 27.4%, from the comparable 2005 period.  By segment, the 47.8% increase in process equipment orders was primarily driven by strong data storage industry conditions resulting from technology changes requiring increases in equipment capital expenditures, as well as improved conditions in the HB-LED/wireless market.  The 0.8% increase in metrology orders was due to a $4.0 million increase in optical metrology products, partially offset by a $2.9 million decrease in AFM products.

The Company’s book-to-bill ratio for the nine months ended September 30, 2006, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period was 1.21.  The Company’s backlog as of September 30, 2006 is $160.2 million, compared to $114.1 million as of December 31, 2005. During the nine months ended September 30, 2006, the Company experienced backlog adjustments and order cancellations of $20.7 million, primarily in the HB-LED/wireless industry for MOCVD products.  The Company also experienced rescheduling of order delivery dates by customers.  Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the nine months ended September 30, 2006, was 43.8%, as compared to 42.1% in the comparable prior year period.  The increase is primarily due to an increase in sales volume as well as continued cost reductions and improved supply chain management, which included outsourcing.

Selling, general and administrative expenses were $68.6 million, or 21.5% of sales, in the nine months ended September 30, 2006, compared with $62.8 million, or 21.1% of sales in the nine months ended September 30, 2005.  The $5.8 million increase is primarily attributable to higher selling and commission expenses resulting from the increase in sales and the expansion of the Company’s Asia Pacific operations.  In addition, selling, general and administrative expenses increased due to higher compensation expenses and litigation related expenses for the securities class action and consolidated derivative action lawsuits.

Research and development expense totaled $45.6 million in the nine months ended September 30, 2006, an increase of $0.5 million from the comparable period of 2005, primarily due to new product development efforts.  As a percentage of sales, research and development decreased during the 2006 period to 14.3% from 15.2% of sales for the comparable 2005 period.

Amortization expense totaled $12.0 million in the nine months ended September 30, 2006, compared with $12.6 million in the prior year period, due to certain intangible assets becoming fully amortized.

During the third quarter of 2006, the Company finalized its purchase accounting for Fluens determining that Fluens is a variable interest entity and the Company is its primary beneficiary as defined by FIN 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51. As such, the Company has consolidated the results of Fluens’ operations from the acquisition date, and has attributed the 80.1% portion that is not owned by Veeco to noncontrolling interest in the Company’s consolidated financial statements.  As part of this acquisition accounting, the Company recorded $1.2 million of in-process technology, which was written-off during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company repurchased $20.0 million aggregate principal amount of its 4.125% convertible subordinated notes. As a result of this repurchase, the amount of convertible subordinated notes outstanding was reduced to $200.0 million, and the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million, offset by a $0.3 million proportionate reduction in the related deferred financing costs, for a net gain of $0.3 million.

Net interest expense in the nine months ended September 30, 2006 was $3.6 million compared to $5.9 million in the prior year period.  This reduction was due to higher interest rates and cash balances invested during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, as well as the reduction in interest expense related to the early extinguishment of debt.

Income tax provision for the nine months ended September 30, 2006 was $2.9 million compared to $2.1 million in the prior year period.  The 2006 provision for income taxes included $1.9 million relating to Veeco’s foreign operations, which continue to be profitable, and $1.0 million relating to the Company’s domestic operations.  Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future. During the nine months ended September 30, 2006, the Company released $1.5 million of its valuation allowance due to the utilization of net operating loss carryforwards. The 2005 provision for income taxes of $2.1 million primarily related to Veeco’s foreign operations, which were profitable.

Noncontrolling interest was a credit to income of $1.2 million for the nine months ended September 30. 2006.  As the Company is the primary beneficiary of Fluens, a variable interest entity as defined by FIN46(R), Veeco is required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests.  As a result, the Company eliminated from its net income 80.1% of the write-off of Fluens’ in-process technology and Fluens’ operating losses since the acquisition date.

Liquidity and Capital Resources

Historically, Veeco’s principal capital requirements have included the funding of acquisitions and capital expenditures. The Company historically has generated cash from operations and debt and stock issuances. Veeco’s ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services.

The Company had a net increase in cash of $2.1 million for the nine months ended September 30, 2006 from December 31, 2005. Cash provided by operations was $22.5 million for this period, as compared to cash provided by operations of $29.5 million for the comparable 2005 period. Net income (loss) adjusted for non-cash items provided operating cash flows of $31.0 million for the nine months ended September 30, 2006, compared to $19.0 million for the comparable 2005 period. Net cash provided by operations for the nine months ended September 30, 2006 was impacted by an increase in net operating assets and liabilities of $8.5 million. Accounts receivable decreased $3.1 million during the nine months ended September 30, 2006, due to an improvement in days sales outstanding.  Inventories increased by approximately $14.7 million during the same period, principally due to shipment delays in the process equipment segment and the build up of work-in-process for products to be shipped in the fourth quarter of 2006. In addition, inventories increased due primarily to revenue recognition being deferred on certain tools shipped, where title does not transfer to the end customer until final customer acceptance. Accounts payable increased by $5.0 million, as the Company managed its payables to increase days payable outstanding, as well as the timing of payments processed at the end of the quarter.  Accrued expenses and other current liabilities increased $3.2 million during the nine months ended September 30, 2006, due to an increase in customer deposits received on shipments to occur in the fourth quarter of 2006 and accrued interest for the required semi-annual interest payment on the convertible subordinated notes, offset in part by a reduction in incentive compensation under the Company’s annual bonus plans. The increase in net other current assets and liabilities is mainly a result of increased VAT (value added tax) related to Veeco’s foreign subsidiaries, other receivables relating to grant programs, prepaid licensing costs and capitalized software.

Cash used in investing activities of $15.6 million for the nine months ended September 30, 2006 resulted primarily from capital expenditures of $12.5 million and earn-out payments totaling $3.2 million to the former owners of TurboDisc and Nanodevices Inc. The Company expects to invest approximately $21.0 million in total during 2006 in capital projects primarily related to engineering equipment and lab tools used in producing, testing and process development for Veeco’s products, enhanced manufacturing facilities and the continuing implementation of SAP and related computer systems.

Cash used in financing activities for the nine months ended September 30, 2006 totaled $4.6 million, primarily consisting of cash used in the repurchase of a portion of the Company’s outstanding convertible subordinated notes, as discussed below, partially offset by $15.1 million of common stock issuances resulting from the exercise of employee stock options.

As of September 30, 2006, the Company has outstanding $200.0 million of 4.125% convertible subordinated notes.  During the first quarter of 2006, the Company repurchased $20.0 million of its notes, reducing the amount outstanding from $220.0 million to $200.0 million.  The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest.  As a result of the repurchase, the Company recorded a gain from the early extinguishment of debt in the amount of $0.6 million, offset by a $0.3 million proportionate reduction in the related deferred financing costs, for a net gain of $0.3 million. The Company may engage in similar transactions in the future depending on market conditions, its cash position and other factors.

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

In 2006, Veeco invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation.  Approximately 31% of Fluens is owned by a related party who is a business unit Vice President of Veeco.  Veeco and Fluens plan to jointly develop a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions by May 2009, Veeco will be obligated to purchase the balance of the outstanding stock of Fluens for $3.0 million and pay an earn-out.  During the third quarter of 2006, the Company finalized its purchase accounting for the Fluens acquisition determining that Fluens is a variable interest entity and as such, has consolidated the results of Fluens’ operations from the acquisition date.

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

Revenue Recognition:  The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of Veeco’s product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or require the building of complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying consolidated balance sheets. At September 30, 2006 and December 31, 2005, $0.8 million and $0.5 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

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

At September 30, 2006, the Company had estimated a valuation allowance of approximately $70.0 million against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical loss and the losses incurred in 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Share-Based Compensation:  Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and generally, no compensation expense was reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  SFAS No. 123(R) was adopted using the modified prospective method of application, which requires Veeco to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in prior periods.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing consolidated net operating cash flows and increasing consolidated net financing cash flows in periods after adoption. For the three and nine months ended September 30, 2006, the Company did not recognize any amount of consolidated financing cash flows for such excess tax deductions.

Total share-based compensation expense is attributable to the remaining requisite service periods of stock options and restricted common stock awards and units. For the three months ended September 30, 2006, the Company granted 9,900 restricted common stock awards and units to its employees.  For the nine months ended September 30, 2006, the Company granted 146,200 stock options and 208,150 restricted common stock awards and units to its directors, officers and employees. As a result of adopting SFAS No. 123(R), the Company’s net income for the three and nine months ended September 30, 2006 was $0.1 million and $0.4 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Net income per common share and diluted net income per common share for the three and nine months ended September 30, 2006 are approximately $0.01 lower for both periods, than if the Company had continued to account for share-based compensation under APB No. 25. As of September 30, 2006, the total unrecognized compensation cost related to nonvested stock awards and option awards is $4.2 million and $1.4 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.3 years for the nonvested stock awards and 2.2 years for option awards. Future share-based compensation expense will depend on levels of share-based awards granted in the future and, therefore, cannot be predicted at this time.

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

Other Recent Accounting Pronouncements:  In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting and disclosure for income taxes by defining the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  It also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements.  Statement No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.   Statement No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The recognition and disclosure provisions of Statement No. 158 are effective for fiscal years ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 63.9% and 67.0% of Veeco’s total net sales for the three and nine months ended September 30, 2006, respectively, and 63.2% and 66.6% for the comparable 2005 periods, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 12.5% and 15.1% of Veeco’s total net sales for the three and nine months ended September 30, 2006, respectively, and 20.2% and 19.5% for the comparable 2005 periods, respectively. The aggregate foreign currency exchange impact included in determining the consolidated results of operations was a gain of approximately $0.1 million and a loss of approximately $0.3 million for the three and nine months ended September 30, 2006, respectively, and losses of $0.3 million and $0.5 million for the comparable 2005 periods, respectively.  Included in the aggregate foreign currency exchange impact, were hedging related losses of approximately $0.3 million and  approximately $0.2 million for the three and nine months ended September 30, 2006, respectively, and a loss of approximately $0.1 million and a gain of less than $0.1 million related to hedging for each of the comparable 2005 periods. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. Veeco uses derivative financial instruments to mitigate these risks. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $6.0 million and $4.6 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, the Company had entered into a forward contract for the month of October for the notional amount of approximately $2.8 million, which approximates the fair market value on September 30, 2006.

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

The Company is presently in the process of implementing new company-wide integrated applications software and, to date, has completed the conversion to this new platform in approximately 70% of Veeco’s businesses with the remainder expected to be completed in the first half of 2007. As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure.  There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Number	Description	Incorporated by Reference to the Following Document:
10.1	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4

10.2	Form of Directors Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective May 2006.	*

10.3	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective June 2006.	*

10.4	Form of Indemnification Agreement entered into between Veeco Instruments Inc. and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 3, 2006

Veeco Instruments Inc.

By:	/s/ EDWARD H. BRAUN
Edward H. Braun Chairman and Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr. Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4

10.2	Form of Directors Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective May 2006.	*

10.3	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective June 2006.	*

10.4	Form of Indemnification Agreement entered into between Veeco Instruments Inc. and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*       Filed herewith