Form 10-K
period 2006-12-31
VEECO INSTRUMENTS INC
filed 2007-02-28
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2989601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
100 Sunnyside Boulevard, Suite B	11797
Woodbury, New York	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (516) 677-0200

Website: www.veeco.com

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 30, 2006 as reported on The Nasdaq National Market, was approximately $724,834,555. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 20, 2007, the Registrant had 31,147,782 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•       Our outsourcing strategy could adversely affect our results of operations.

•       We rely on a limited number of suppliers.

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

Item 1.                        Business.

The Company

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, research and industrial, semiconductor, high brightness light emitting diode (“HB-LED”) and wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes, personal music/video players and personal digital assistants. Our broad line of products feature leading edge technology and allow customers to improve time-to-market of their next generation products. Veeco’s products are also enabling advancements in the growing fields of nanoscience, nanobiology and other areas of scientific and industrial research.

Veeco’s process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (“TFMHs”) for the data storage industry, HB-LED/wireless devices (such as power amplifiers and laser diodes) and semiconductor devices. Veeco’s key Process Equipment technologies include ion beam etch, ion beam, physical vapor and atomic layer deposition, and dicing and slicing products sold mostly to manufacturers of hard disk drives and metal organic chemical vapor deposition (“MOCVD”) and molecular beam epitaxy (“MBE”) products sold to manufacturers of HB-LEDs and wireless telecommunications devices.

Veeco’s metrology equipment (atomic force microscopes (“AFM”s) and optical profilers) is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco’s metrology solutions are also used by many universities, scientific laboratories and industrial applications. Veeco sells its broad line of AFMs, scanning probe microscopes (“SPM”s), optical interferometers and stylus profilers to thousands of universities, research facilities and scientific centers worldwide.

Demand for many of Veeco’s products has been driven by the increasing miniaturization of microelectronic components, the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components, and, in the data storage industry, the introduction of tunneling magnetoresistive (“TMR”) TFMHs and perpendicular recording technology which require additional manufacturing steps, new materials, and the ability to take critical measurements for quality control and yield management during the manufacturing process. The ability of Veeco’s products to precisely deposit thin films, and/or etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices.

Veeco was organized as a Delaware corporation in 1989.

Our Strategy

Veeco’s strategy for growth and improved profitability focuses on the following key activities:

•       Increasing our penetration into high-growth end markets—such as data storage, HB-LED and scientific research/nanotechnology - which we believe offer diversification and have the potential to outgrow the traditional semiconductor equipment industry;

•       Maximizing our broad line of process equipment and metrology solutions to introduce new products which address customers’ technology requirements and roadmaps;

•       Improving our operational efficiency through better supply chain management, including outsourcing of new products, and development of common hardware and software platforms for certain process equipment and metrology products;

•       Capturing leading market share in all core products by delivering differentiated technology solutions; and

•       Developing strategic relationships with worldwide technology leaders and offering these customers high-quality service and applications support in order to improve their time-to-market on leading edge devices.

Veeco serves its worldwide customers through our global sales and service organization located throughout the United States, Europe, Japan and Asia Pacific. At December 31, 2006, Veeco had 1,279 employees, with manufacturing, research and development and engineering facilities located in New York, Arizona, California, Colorado, Minnesota and New Jersey.

Industry Background

General Introduction:   The market for microelectronic components continues to be driven by corporate and consumer use of information age products such as network personal computers (“PCs”), servers and the Internet, among others. While the Company believes that the PC and server markets still remain as the primary drivers of disk drive unit growth, disk drives are also increasingly being used for emerging consumer applications such as video music players, television set-top boxes, video-on-demand systems and electronic devices such as digital cameras, digital printers and personal digital assistants.

Continued demand for smaller, faster and less expensive microelectronic components, particularly in the consumer electronics industry, has led to increasing miniaturization of products. This miniaturization is achieved through an increased number of manufacturing steps involving greater use of precise etching and deposition equipment. In addition, metrology systems are used throughout the manufacturing process in order to monitor process accuracy, product quality, repeatability, and to measure critical dimensions and other physical features such as film thickness, line width, step height, sidewall angle and surface roughness, thereby improving yields. Wireless components, semiconductor and compound semiconductor devices, TFMHs, HB-LEDs and other electronic components often consist of many intricate patterns on circuits or film layers. Depending upon the specific design of any given integrated circuit, a variety of film thicknesses and a number of layers and film types will be used to achieve desired performance characteristics.

Trends in the Data Storage Industry:   Worldwide storage demand continues to increase significantly, driven by intelligent internet storage, e-commerce, e-mail and new consumer applications now reaching higher volume including TV set-top boxes, personal audio and video recorders, digital cameras, auto navigation and music distribution systems. While much has been written in recent times about the competition hard disk drives face from flash memory, Veeco believes that hard disk drives (“HDDs”) will continue to provide the best value for mass storage and will remain at the forefront of large capacity storage applications for many years to come. In fact, the use of disk drives in many types of consumer applications has resulted in growth in the number of hard drive units shipped, which is expected to continue. According to data storage research firm IDC’s 2006 report, consumer electronic applications of HDDs are forecasted to grow at a compound annual growth rate (“CAGR”) of 26% from 2006 to 2010.  In addition, Veeco believes that the potential competition from flash will lead HDD manufacturers to continue to pursue advances in areal density (storage) in order to stay ahead on a price/performance basis.

In order to satisfy market demand for devices with greater storage capacity, the data storage industry has developed new head designs by incorporating higher areal densities, which enable storage of more data. The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. The data storage industry continues to fund the development of new high-density thin film head technology, increasing areal density by approximately 30% every year.

Most importantly, the industry has begun to move to perpendicular recording technology in 2006, a technology which allows hard drive manufacturers to put more bits of data on each square inch of disk space because of changes in the magnetic geometry. The industry’s transition to perpendicular recording will require thinner films, more layers and more complicated process equipment and metrology solutions from companies such as Veeco. According to Trend Focus, the industry’s transition to perpendicular recording is early—approximately 14% of all hard drives shipped in 2006 benefited from perpendicular technology and about 30% of 2007 shipments are currently expected to be perpendicular. The industry is also shrinking the dimensions of its thin film magnetic heads (i.e. “sliders”) to a technology node known as “Femto”, which is also early in its adoption.

In August 2006, Peripheral Research, a data storage research organization, forecasted that thin film head production will grow approximately 12% from 2005 through 2009. Disk drive manufacturers are now increasing production of new 80 GB platters and funding development of 120 GB and beyond technology. Veeco believes that the data storage technology roadmap is more aggressive than the semiconductor industry’s requirements for critical dimensions, film thickness, interface control and material selections.

Next generation HDDs will require new magnetic materials, smaller dimensional tolerances and increased automation in manufacturing. The Company believes that despite capital spending constraints within the data storage industry, substantial investment continues to be made in TMR and perpendicular recording technology. Furthermore, consolidation in the disk drive industry has led to fewer manufacturers that have greater financial stability. Veeco has and will continue to introduce important new process equipment products (including its NEXUS ® Ion Beam Etch, Physical Vapor Deposition and Atomic Layer Deposition, Optium Lapping and Dicing products) to respond to the data storage industry’s continued technology advances. In 2006, Veeco made a small investment in a technology company called Fluens Corporation (“Fluens”) that is developing alumina deposition technology. Veeco anticipates that its data storage customers will need to upgrade their alumina tools over the next two years. Additionally, the Company’s creation of Slider Process Equipment enables Veeco to produce more components of the TFMH manufacturing process including “back-end” lapping, and dicing products, than ever before. This expanded product footprint makes Veeco well positioned to continue to capitalize on growth opportunities in the HDD industry.

Another trend in the hard drive industry which has the potential to impact Veeco is the increasing percentage of industry revenues being required for capital investment. According to research firm Coughlin Associates, the hard drive industry’s percentage of sales spent on capital expenditures is increasing from approximately 8% in 2005 to over 10% by 2010.

While the data storage industry remains volatile on a quarterly basis due to its limited visibility, small customer base and customer management of quarterly capital expenditures, Veeco remains confident that these long-term technology changes and industry fundamentals offer the Company continued year-over-year growth opportunities.

Trends in the Semiconductor Industry:   Current semiconductor industry technology trends include smaller feature sizes (sub-0.10 micron line widths), larger substrates (i.e., 300 mm wafers) and the increased use of metrology in the manufacturing process. According to VLSI, a semiconductor research organization, the percentage of capital expenditures devoted to metrology tools by semiconductor manufacturers is among the fastest growing part of the equipment business. Semiconductor manufacturers use metrology tools in their wafer fabrication facilities to detect process deviations as early in the manufacturing process as possible. These tools are critical for yield enhancement resulting in cost reduction in this increasingly competitive environment.

Veeco has sold over 450 automated AFM systems used in-line by manufacturers of semiconductor chips in their fabrication facilities. Veeco’s AFMs are used by all of the top 10 integrated device manufacturers worldwide. Veeco’s family of non-destructive AFM products includes our Vx Series ™

Atomic Force Profilers, which combine AFM resolution with long-scan capability and are well suited for chemical-mechanical polishing (“CMP”) and etch depth measurements; our X3D ™ AFM for advanced lithography and photomask applications; and our Dimension ® X AFM for advanced etch measurements. In 2006, semiconductor manufacturers continued to place Veeco AFMs in-line for critical process measurements and used our instruments as critical reference metrology tools.

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

Veeco intends to position itself as a leading supplier of process equipment and metrology solutions to be used to create a broad range of compound semiconductor based devices such as mobile cell phones, wireless local area networks, and high-brightness blue/green/red/orange/yellow LEDs for applications such as general illumination and backlighting. Veeco is the only supplier of both MOCVD and MBE systems, the two key epitaxial deposition technologies used for wireless and HB-LED applications. MOCVD and MBE technologies are used to grow compound semiconductor materials (such as GaAs (gallium arsenide), GaN (gallium nitride), As/P (arsenic phosphide) and InP (indium phosphide)) at the atomic scale. Epitaxy is the critical first step in compound semiconductor wafer fabrication and is considered to be the highest value added process, ultimately determining device functionality and performance. The combination of MOCVD and MBE increases Veeco’s customer base and total available market, and provides us with unique market positioning opportunities. Strategies Unlimited, an LED industry research organization, forecasts that the market for HB-LEDs will grow from $12.5 billion in 2004 to $25 billion in 2010. LEDs are becoming increasingly more prevalent in automotive applications, flat panel displays and other backlighting applications.

The HB-LED market is in its infancy, and as such Veeco expects the business to remain cyclical for the foreseeable future with some unpredictability in customers’ buying patterns. However, the Company believes that this market represents a high-growth opportunity for the company due to the expanding applications for HB-LEDs, such as backlighting for large screen flat panel TVs (laser crystal diodes - LCDs), automotive applications and general illumination. In fact, the HB-LED/wireless portion of Veeco’s business experienced the fastest revenue growth rate in 2006. According to Strategies Unlimited, “in 2006 and beyond, growth rates (for LEDs) are forecast to increase as several emerging high-growth applications, such as LCD display backlighting and automotive forward lighting, begin to impact overall market growth.”  The research firm went on to forecast that while only 2% of today’s LCD displays are currently backlit with HB-LEDs, this number would grow to 13% by 2009, particularly in small-screen applications (i.e. laptop computers) and large screen (i.e. TVs).

In order to gain market share in light of this growth opportunity, Veeco has introduced several generations of MOCVD tools, most recently its TurboDisc K-Series ™ MOCVD systems in late 2006. By introducing new systems, Veeco is focused on delivering better uniformity and repeatability, helping its customers make higher-brightness HB-LEDs. Veeco also intends to continue to invest heavily in research and development and engineering in order to continue to deliver more advanced MOCVD solutions to its customers. The Company remains optimistic about the growth opportunity resulting from providing enabling equipment to the HB-LED industry.

Trends in the Research Industry:   Veeco’s broad based research business has historically tracked the growth of the economy and Gross Domestic Product, as our equipment and instruments are used in a wide range of industrial applications. A meaningful trend in the research industry is the growth in nanotechnology investment occurring at the scientific and university level. Nanotechnology is the ability to design and control the structure of an object at all lengths from the atom up to the macro scale.

Nanotechnology may lead to molecular level assembly allowing for the ability to build structures from the molecular level up, potentially eliminating waste, creating new compositions and materials, and enhancing the properties of materials. These innovations may lead to the creation of computer chips and other devices that are thousands of times smaller than current technologies permit.

Nanoscience and nanotechnology have received significant funding from the U.S. government and other countries, and are beginning to impact many industries, including life sciences, data storage, semiconductor, telecommunications and materials sciences. According to Lux Research Inc., global nanotechnology spending reached approximately $12 billion in 2006, consisting of a combination of government, industry and venture capital funding. Veeco’s metrology instruments are used by nanotechnology researchers, and Veeco currently sells to most major scientific and research organizations engaged in the field of nanotechnology. Veeco continues to introduce new AFMs and SPMs to respond to the growing need for specialized scientific research metrology tools.

In 2004, Veeco and The Dow Chemical Company (NYSE: DOW) announced that the U.S. Commerce Department’s National Institute of Standards and Technology Advanced Technology Program  awarded them $6.6 million in funding for a three-year project to develop a quantitative nano-mechanical measurement instrument. Veeco and Dow’s proposal was one of 32 selected for award funding from a total of 870 proposals following a rigorous peer-review selection process. Veeco and Dow proposed to jointly develop and validate the world’s first platform for high speed, high bandwidth, quantitative nano-mechanical measurements (“QNM”) on length scales smaller than 50nm, on a wide range of materials. Successful completion of this proposal would lead to the creation of a new measurement platform enabling the development of nanomaterials. The QNM is being developed at Veeco. The platform will be based on recently demonstrated advancements in atomic force microscopy. Veeco currently anticipates that new instruments created as a result of this project will begin to emerge from research and development in the 2007 time frame.

In 2005, Veeco announced a strategy to focus on growth opportunities in its scientific research business aligned to specific applications for nanotechnology that the Company has identified and may have higher growth than traditionally seen in this business. Under new management leadership and marketing direction, in 2005 Veeco identified the “nanomaterials” and “nanobiotechnology” marketplaces as key potential areas for future growth. It is Veeco’s intention to continue to develop and introduce specific new products aligned to these market opportunities. In 2006, Veeco began to introduce new products to enable the Company to expand this market, including the BioScope ™ II for life science applications and its next generation V Series SPMs. Veeco is also focused on expanding its served available market for atomic force microscopy, by introducing tools at new price-points, such as its Caliber ® “low cost/high value” SPM as well as introducing new ease-of-use and fast scan features in 2007 and beyond.

Veeco’s Products

Veeco has two business segments, Process Equipment and Metrology. Net sales for these business segments is shown below for the years indicated:

	Year ended December 31,
	2006	2005	2004
	(Dollars in millions)
Process Equipment	$268.9	$227.9	$227.6
% of net sales	61.0%	55.5%	58.3%
Metrology	$172.1	$182.3	$162.8
% of net sales	39.0%	44.5%	41.7%
Total net sales	$441.0	$410.2	$390.4

See Note 8 to the Consolidated Financial Statements of the Company for additional information regarding the Company’s reportable segments and sales by geographic location.

Below is a matrix indicating the industries to which Veeco’s product families are primarily sold. This chart shows that Veeco’s core technologies are applicable to multiple market opportunities:

	Data Storage	Semiconductor	HB-LED/Wireless	Scientific Research/ Industrial
Process Equipment
Ion Beam Deposition	X	X	X	X
Ion Beam Etch	X	X	X
Physical Vapor Deposition	X	X	X	X
Atomic Layer Deposition	X
Diamond Like Carbon Deposition	X
Precision Lapping, Slicing, Dicing	X
Metal Organic Chemical Vapor Deposition			X	X
Molecular Beam Epitaxy	X	X	X	X
Metrology
Atomic Force Microscopes (automated)	X	X
Research AFMs and SPMs	X	X	X	X
Stylus Profilers	X	X		X
Optical Interferometers	X	X		X

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

Precision Lapping, Slicing, and Dicing Systems:   Veeco’s Optium Slider process equipment products generally are used in “back-end” applications in a data storage fab where TFMHs or “sliders” are fabricated. This equipment includes lapping tools which enable precise material removal within three nanometers which is necessary for next generation TFMHs. Veeco also manufactures instruments that slice and dice wafers into rowbars and TFMHs.

Metal Organic Chemical Vapor Deposition Systems:   Veeco’s TurboDisc MOCVD products are a recognized industry leader in MOCVD production systems. MOCVD reactors are used in the growth of III-V compounds for numerous compound semiconductor applications, including data and telecommunications modules, cellular telephones and solar cells. Our MOCVD production systems are the recognized leader in growing gallium nitride-based devices, (green, and blue HB-LEDs) and arsenic phosphide based devices (red, orange and yellow HB-LEDs), which are used today in large area signage, mobile device backlighting and specialty illumination.

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

Optical Metrology (Interferometry) Products:   Substantially all of Veeco’s optical metrology instruments are designed to make non-contact surface measurements using interferometry technology. This process involves the use of either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry and vertical scanning interferometry, these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes. Veeco’s major optical products include the NT ™ family and SP3000 ™ and the HD-Series ™ optical profilers. The NT family product line measures surface roughness, heights and shapes. The HD-Series instruments are a line of microstructure measurement equipment used by manufacturers of mass memory components including manufacturers of TFMHs, disks, drives and suspensions. HD-Series instruments are used for research and development, production control, process improvement, incoming parts inspection, final parts inspection and field failure analysis.

Service and Sales

Veeco sells its products and services worldwide through various strategically located sales and service facilities located in the U.S., Europe, Asia Pacific and Japan, and believes that its customer service organization is a significant factor in the Company’s success. The Company provides service and support on a warranty, service contract or an individual service-call basis. Veeco also offers enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services and a 24-hour hotline service for certain products. The Company believes that offering 24 hour, 7 day per week worldwide support creates stronger relationships with customers and provides it with a significant competitive advantage. Revenues from sales of parts, service and support represented approximately 20%, 19% and 17% of Veeco’s net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Parts sales represented approximately 17%, 15% and 14% of Veeco’s net sales for those periods, respectively, and service and support sales were 3%, 4% and 3%, respectively.

Customers

Veeco sells its products to many of the world’s major data storage, semiconductor and HB-LED/wireless component manufacturers, and to customers in other industries, research centers and universities. For the year ended December 31, 2006, 42% of Veeco’s sales were to data storage customers, 20% to HB-LED/wireless customers, 13% to semiconductor customers, and 25% to scientific research and industrial customers. We rely on certain principal customers for a significant portion of our sales including Seagate Technology, Inc., and Hitachi, Ltd. which have been two of our largest customers during the last three years. Sales to Seagate accounted for 18%, 15% and 10% of Veeco’s total net sales in  2006, 2005 and 2004, respectively. Sales to Hitachi accounted for 10%, 9% and 6% of Veeco’s total net sales in 2006, 2005 and 2004, respectively. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business, prospects, financial condition and operating results could be materially and adversely affected.

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

Veeco’s research and development expenses were approximately $61.9 million, $60.4 million and $58.3 million, or approximately 14.0%, 14.7% and 14.9% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

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

Certain of the Company’s products are fully outsourced to one or more suppliers. In addition, certain of the components and sub-assemblies included in the Company’s products are obtained from a single source or a limited group of suppliers. Although the Company does not believe it is dependent upon any of these suppliers as a sole source or limited source for any critical components, the inability of the Company to develop alternative sources, if necessary, a prolonged interruption in supply or a significant increase in the price of one or more components could adversely affect the Company’s operating results and Consolidated Statements of Operations.

Backlog

Veeco’s backlog increased from $114.1 million at December 31, 2005 to $140.8 million at December 31, 2006. Backlog adjustments of $26.0 million during 2006 included order cancellations primarily in the HB-LED/wireless industry for MOCVD products, as well as cancellations for AFM products. The Company’s backlog generally consists of product orders for which a purchase order has been received and which are scheduled for shipment within twelve months. Veeco schedules production of its systems based on order backlog and customer commitments. Because certain of the Company’s orders require products to be shipped in the same quarter in which the order is received, and because changes in delivery schedules, cancellations of orders and delays in shipment are possible, the Company does not believe that the level of backlog at any point in time is an accurate indicator of the Company’s future performance. Due to changing business conditions and customer requirements, the Company may continue to experience cancellation and/or rescheduling of orders.

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

Employees

At December 31, 2006, the Company had 1,279 employees, of which there were 367 in manufacturing and test, 197 in sales and marketing, 176 in service, 50 in product support, 333 in engineering, research and development, and 156 in information technology, general administration and finance. The success of the Company’s future operations depends in large part on the Company’s ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. The Company believes that its relations with its employees are good.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors—Financial Info—SEC Filings, through which investors can access our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. These filings are posted to our website, as soon as reasonably practicable after we electronically file such material with the SEC.

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

Veeco’s business depends in large part upon the capital expenditures of data storage, HB-LED/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of our net sales for the periods indicated:

	Sales by Market
	(% Revenue)
	Year ended December 31,
	2006	2005	2004
Data Storage	42%	41%	32%
HB-LED/wireless	20%	15%	25%
Semiconductor	13%	17%	14%
Scientific Research and Industrial	25%	27%	29%

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

The data storage, HB-LED/wireless, semiconductor and scientific research and industrial industries are subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products in selecting which development programs to fund and pursue. Our financial results for 2007 will depend to a great extent on the successful introduction of several new products, many of which require achieving increasingly stringent technical specifications. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

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

Our customer base is and has been highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Based on net sales, Seagate Technology, Inc. is our largest customer, with 18%, 15% and 10% of total net sales in 2006, 2005 and 2004, respectively. Our next largest customer is Hitachi Ltd., with 10%, 9% and 6% of total net sales in 2006, 2005 and 2004, respectively (our only customers with sales greater than 10% in any of the past three years).

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

Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. Often, we have incurred expenses prior to such cancellation without adequate monetary compensation. Backlog adjustments during the year ended December 31, 2006, including order cancellations, were $26.0 million.

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

Our success depends upon our ability to attract, retain and motivate key employees, including those in executive, managerial, engineering, marketing and other roles. Our growth is dependent on our ability to attract, retain and motivate highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting, retaining and motivating qualified personnel may be difficult due to challenging industry conditions, competition for such personnel by other technology companies, consolidations and relocations of operations and workforce reductions. Our inability to attract, retain and motivate key personnel could have a material adverse effect on our business, financial condition or operating results. On November 15, 2006, Edward H. Braun announced his intention to transition during 2007 from his current role as Veeco’s Chairman and Chief Executive Officer to the position of Chairman. Mr. Braun will continue to serve as Chief Executive Officer until a successor has been appointed. A succession committee of the Board of Directors has been formed to search for a new Chief Executive Officer and the committee has been actively conducting a search. There can be no assurance that a suitable replacement for Mr. Braun in his role as Chief Executive Officer will be found in a timely manner or upon terms and conditions that are acceptable.

We are exposed to the risks of operating a global business.

Approximately 67% of our 2006 and 2005 net sales were generated from sales outside the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing, portion of our sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

•       longer sales cycles and difficulty in collecting accounts receivable,

•       multiple, conflicting and changing governmental laws and regulations, including import/export controls and other trade barriers, and

•       different customs and ways of doing business.

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

Our success depends in part upon the protection of our intellectual property rights. We own various United States and international patents and have additional pending patent applications relating to certain of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage. In addition, our intellectual property rights may be circumvented, invalidated or rendered obsolete by the rapid pace of technological change. Furthermore, the laws of other countries may less effectively protect our proprietary rights than U.S. laws. Infringement of our rights by a third party could result in uncompensated lost market and revenue opportunities.

On September 17, 2003, we commenced a lawsuit against Asylum Research Inc. (“Asylum”), a privately-held company founded by former Veeco employees. The lawsuit alleges infringement of five patents relating to our AFM technologies. We are seeking monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents we are suing on are invalid and unenforceable and has filed a counterclaim for infringement of a patent licensed by Asylum and payment of royalties it believes it is owed. Cross motions for summary judgment related to the issues of infringement and/or validity of the patents in the suit are pending. The court has held hearings on the summary judgment motions and has referred many of the issues to a Special Master. We believe Asylum’s claims are without merit and intend to vigorously pursue our claims. Nonetheless, the costs of pursuing this matter are significant and there can be no assurance that we will be successful in this matter. Costs to defend the patents are being capitalized by the Company. If the Company is not successful in defending the patents, these costs may be required to be written down under U.S. generally accepted accounting policies.

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

•       increased amortization expense relating to intangible assets, and

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

We have historically used broad based stock option programs and other forms of equity-related incentives as a key component of our employee compensation packages. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share Based Payment”, beginning in our first fiscal quarter of 2006, we were required to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options outstanding on the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The change in accounting treatment has resulted in and will in the future result in our reporting increased expenses, which has decreased and will decrease our net earnings, and could also adversely affect the market price of our common stock. The requirement to expense stock options granted to employees reduces the attractiveness of granting stock options. However, stock options remain an important employee retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program.

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

We may need to make significant capital expenditures to continue our operations and to enhance our manufacturing capability to keep pace with rapidly changing technologies. Also, our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers. As a result of our emphasis on research and development and technological innovation, our operating costs may increase in the future. In addition, our 4.125% convertible subordinated notes come due in December 2008. As of February 15, 2007, we had $154 million of these notes outstanding.  If cash flow from our operations is not sufficient to repay these notes, we may have to borrow funds to do so. During the past few years, the markets for equity and debt securities have fluctuated significantly, especially with respect to technology-related companies, and during some periods offerings of those securities have been extremely difficult to complete. As a result, in the future we may not be able to obtain the additional funds required to fund our operations, invest sufficiently in research and development and repay or refinance our convertible subordinated notes on reasonable terms, or at all. Such a lack of funds could have a material adverse effect on our business, financial condition and operating results.

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

We have adopted, and may in the future adopt, certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of Veeco that a holder of our common stock might not consider in its best interest. These measures include:

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

We have adopted a shareholder rights plan, under which we have granted to our shareholders rights to purchase shares of junior participating preferred stock. This plan or “poison pill” could discourage a takeover that is not approved by our board of directors but which a shareholder might consider in its best interest, thereby adversely affecting our stock price.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

The Company’s headquarters office and its principal manufacturing, research and development and sales and service facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Plainview, NY	80,000	No	Process Equipment
Santa Barbara, CA	100,000	Yes	Metrology
St. Paul, MN(1)	125,000	Yes	Process Equipment
Tucson, AZ(2)	110,000	No	Metrology
Somerset, NJ	80,000	No	Process Equipment

Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Fort Collins, CO(3)	47,000	2009	Process Equipment
Fremont, CA	14,000	2007	Process Equipment
Camarillo, CA	48,000	2007	Process Equipment
Camarillo, CA	26,000	2012	Process Equipment
Camarillo, CA	19,000	2010	Metrology
Santa Barbara, CA	24,000	2009	Metrology
Ventura, CA(4)	125,000	2009	Held for sublease
Woodbury, NY	32,000	2011	Headquarters

(1)          The Company’s Process Equipment business utilizes approximately 95,000 square feet of this facility. The balance is available for expansion.

(2)          The Company’s Metrology business utilizes approximately 75,000 square feet of this facility. The balance is available for expansion.

(3)          The lease on a 13,000 square foot section of this property expires in 2007, while the lease on the remaining 34,000 square feet expires in 2009.

(4)          This facility is leased from the former owner of Manufacturing Technology, Inc. (“MTI”). The Company has subleased a portion of this building and is marketing the remaining portion of this facility for sublease.

The Santa Barbara, California and St. Paul, Minnesota facilities are subject to mortgages, which at December 31, 2006, had outstanding balances of $5.4 million and $3.6 million, respectively. The Company also leases small offices in Chadds Ford, Pennsylvania and Edina, Minnesota, for sales and service. The Company’s foreign subsidiaries lease space for use as sales and service centers in England, France, Germany, Netherlands, Japan, Korea, Malaysia, Singapore, Thailand, China and Taiwan. The Company believes its facilities are adequate to meet its current needs.

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

Veeco and certain of its officers have been named as defendants in a securities class action lawsuit consolidated in August 2005 that is pending in federal court in the Southern District of New York (the “Court”). The lawsuit arises out of the restatement in March 2005 of Veeco’s financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of the Company’s discovery of certain improper accounting transactions at its TurboDisc business unit. The plaintiffs in the lawsuit seek unspecified damages and assert claims against all defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and claims against the individual defendants for violations of Section 20(b) of the Exchange Act. The Court has certified a plaintiff class for the lawsuit consisting of all persons who acquired the Company’s securities during the period from April 26, 2004 through February 10, 2005. The parties are currently involved in the discovery process. Although the Company believes this lawsuit is without merit and intends to defend vigorously against the claims, the lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation.

In addition, three shareholder derivative lawsuits filed in March and April of 2005 have been consolidated and are also pending before the Court. The plaintiffs in the consolidated derivative action assert that the Company’s directors and certain of its officers breached fiduciary duties in connection with the improper accounting transactions at the TurboDisc business unit. The plaintiffs in the consolidated derivative action seek unspecified damages allegedly sustained by the Company and the return of all bonuses, restricted stock, stock options and other incentive compensation. The parties are currently involved in the discovery process on this action. An unfavorable outcome or prolonged litigation in these matters could materially harm the Company’s business.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on The NASDAQ National Market under the symbol “VECO.” The 2006 and 2005 high and low closing bid prices are as follows:

	2006		2005
	High	Low	High	Low
First Quarter	$23.35	$17.83	$20.50	$13.98
Second Quarter	27.20	21.71	16.90	13.05
Third Quarter	24.67	20.13	21.37	15.77
Fourth Quarter	19.98	18.24	18.55	15.59

On February 20, 2007, the closing bid price for the Company’s common stock on the NASDAQ National Market was $20.39. As of February 20, 2007, the Company had approximately 340 shareholders of record.

In December 2001 and January 2002, the Company issued $220.0 million of 4.125% convertible subordinated notes in a private placement.  During the first quarter of 2006, the Company repurchased $20.0 million of these notes, reducing the amount outstanding from $220.0 million to $200.0 million. During the first quarter of 2007, the Company repurchased an additional $46.0 million of these notes, reducing the amount outstanding from $200.0 million to $154.0 million. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. The notes will mature on December 21, 2008. The $154.0 million of convertible subordinated notes are convertible into approximately 3,998,961 shares of Veeco common stock, which number is subject to adjustment in the event of stock splits and certain other transactions.

The Company has not paid dividends on its common stock. The Company intends to retain future earnings for the development of its business and, therefore, does not anticipate that the Board of Directors will declare or pay any dividends on the common stock in the foreseeable future. In addition, certain provisions of the Company’s credit facility limit the Company’s ability to pay dividends. The Board of Directors will determine future dividend policy based on the Company’s consolidated results of operations, financial condition, capital requirements and other circumstances.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Veeco Instruments Inc., The Philadelphia Semiconductor Index, Peer Group,
and The S&P Smallcap 600 Index

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31

	Cumulative Total Return as of December 31,
	2001	2002	2003	2004	2005	2006
Veeco Instruments Inc.	100.0	32.07	78.11	58.45	48.07	51.96
Philadelphia Semiconductor Index (SOXX)	100.0	51.06	96.09	77.85	88.50	82.07
Peer Group Index	100.0	49.55	88.46	71.57	69.60	90.17
S&P Smallcap 600 Index	100.0	85.37	118.48	145.32	156.48	180.14

Information is presented assuming $100 invested on December 31, 2001 and the reinvestment of dividends, if any. The Peer Group Index consists of the following companies:  ASM International N.V., Axcelis Technologies Inc., FEI Company, FSI International Inc., Mattson Technology Inc., Rudolph Technologies Inc., Semitool Inc., Therma-Wave Inc., Varian Semiconductor Equipment Associates Inc. and Zygo Corp.

Item 6.                        Selected Consolidated Financial Data.

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Years ended December 31,
	2006		2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$ 441,034		$ 410,190	$ 390,443	$ 279,321	$ 298,885
Cost of sales	246,910		236,090	238,686	152,307	183,042 (8)
Gross profit	194,124		174,100	151,757	127,014	115,843
Costs and expenses	170,508		161,869	158,337	129,436	142,827
Merger, restructuring and other expenses	—		1,165 (4)	3,562 (5)	5,403 (7)	11,248 (8)
Asset impairment charges	—		—	816 (5)	—	99,663 (8)
Write-off of purchased in-process technology	1,160	(1)	—	600 (5)	1,500 (7)	—
Operating income (loss)	22,456		11,066	(11,558)	(9,325)	(137,895)
Interest expense, net	4,268		7,568	8,470	7,811	6,002
Gain on extinguishment of debt	(330	)(2)	—	—	—	—
Income (loss) from continuing operations before income taxes and noncontrolling interest	18,518		3,498	(20,028)	(17,136)	(143,897)
Income tax provision (benefit) from continuing operations	4,959		4,395	42,527 (6)	(7,389)	(20,513)
Noncontrolling interest	(1,358	)(3)	—	—	—	—
Income (loss) from continuing operations	14,917		(897)	(62,555)	(9,747)	(123,384)
Discontinued operations:
Loss on disposal, net of taxes	—		—	—	—	(346)
Loss from discontinued operations, net of taxes	—		—	—	—	(346)
Net income (loss)	$ 14,917		$ (897)	$ (62,555)	$ (9,747)	$ (123,730)
Income (loss) per common share:
Income (loss) per common share from continuing operations	$ 0.49		$ (0.03)	$ (2.11)	$ (0.33)	$ (4.24)
Loss from discontinued operations	—		—	—	—	(0.01)
Net income (loss) per common share	$ 0.49		$ (0.03)	$ (2.11)	$ (0.33)	$ (4.25)
Diluted income (loss) per common share from continuing operations	$ 0.48		$ (0.03)	$ (2.11)	$ (0.33)	$ (4.24)
Loss from discontinued operations	—		—	—	—	(0.01)
Diluted net income (loss) per common share	$ 0.48		$ (0.03)	$ (2.11)	$ (0.33)	$ (4.25)
Weighted average shares outstanding	30,492		29,921	29,650	29,263	29,096
Diluted weighted average shares outstanding	31,059		29,921	29,650	29,263	29,096

	Years ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$ 147,046	$ 124,499	$ 100,276	$ 106,830	$ 214,295
Goodwill	100,898	99,622	94,645	72,989	30,658
Working capital	248,060	229,650	216,802	257,466	351,106
Total assets	589,600	567,860	576,913	596,464	605,387
Long-term debt (including current installments)	209,204	229,580	229,935	230,268	230,585
Shareholders’ equity	281,751	248,587	252,352	306,329	307,573

(1)          As part of the acquisition of 19.9% of the stock of Fluens, Veeco acquired $1.2 million of in-process research and development projects, which were written-off during the third quarter of 2006. See Note 2 to the Consolidated Financial Statements.

(2)          During the first quarter of 2006, the Company repurchased $20.0 million aggregate principal amount of its 4.125% convertible subordinated notes. As a result of this repurchase, the amount of convertible subordinated notes outstanding was reduced to $200.0 million, and the Company recorded a net gain from the early extinguishment of debt in the amount of $0.3 million. See Note 4 to the Consolidated Financial Statements.

(3)          Veeco accounts for Fluens by consolidating the results of Fluens’ operations from the acquisition date and attributing the 80.1% portion that is not owned by Veeco to noncontrolling interest in Veeco’s consolidated financial statements. See Note 2 to the Consolidated Financial Statements.

(4)          Veeco incurred restructuring expenses of $1.2 million during the year ended December 31, 2005 for personnel severance costs. See Note 7 to the Consolidated Financial Statements.

(5)          Veeco incurred merger, restructuring and other expenses of $3.6 million during the year ended December 31, 2004. Of these charges, $2.8 million was for personnel severance costs and $0.8 million was accrued for costs related to the internal investigation of improper accounting transactions at its TurboDisc business unit. Asset impairment charges of $0.8 million related to the consolidation of the Advanced Imaging, Inc. (“Aii”) and MTI business were recorded relating to certain long-lived assets that were classified as held for sale as of December 31, 2004. Veeco also recorded a charge of $0.6 million related to the write-off of purchased in-process technology in connection with the MTI acquisition. See Notes 2 and 7 to the Consolidated Financial Statements.

(6)          For the year ended December 31, 2004, the Company recorded a charge of approximately $54.0 million to establish a valuation allowance against substantially all of its domestic net deferred tax assets. See Note 6 to the Consolidated Financial Statements.

(7)          Veeco incurred merger, restructuring and purchased in-process technology charges of $6.9 million during the year ended December 31, 2003. Of these charges, $5.4 million related to merger and restructuring charges ($4.8 million for personnel severance and business relocation costs, and $0.6 million for other merger and related expenses), and $1.5 million for the write-off of purchased in-process technology ($1.0 million write-off from the Aii acquisition and a $0.5 million write-off from the TurboDisc acquisition).

(8)          Veeco incurred merger, restructuring and asset impairment charges of $126.0 million during the year ended December 31, 2002. Of these charges, $99.7 million related to asset impairment charges ($94.4 million for goodwill impairment, $3.5 million for impairment of land and buildings and $1.8 million for impairment of other fixed assets), $15.0 million was associated with the write-off of inventory (included in cost of sales), $6.4 million was due to the write-off of costs associated with the termination of the FEI Company merger agreement, $5.4 million for personnel severance and business relocation costs and $0.3 million related to a prepayment penalty for the early extinguishment of debt. The merger and restructuring charges are offset in part by approximately $0.8 million of income related to the settlement of a post-retirement benefit plan for employees in the  Process Equipment segment.

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

Veeco’s process equipment products precisely deposit or remove (etch) various materials in the manufacturing of TFMHs for the data storage industry, HB-LED/wireless devices (such as power amplifiers and laser diodes) and semiconductor mask reticles. Veeco’s metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco’s metrology solutions are also used by many universities, scientific laboratories and industrial applications. Veeco sells its broad line of AFMs, optical interferometers and stylus profilers to thousands of universities, research facilities and scientific centers worldwide.

We currently maintain facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world. Each of our products is currently manufactured in only one location, since we believe that the technological know-how and precision needed to make each of our products requires specialized expertise.

Highlights of 2006

•       Revenue increased 7.5% to $441.0 million from $410.2 million in 2005. Veeco experienced strong growth in the HB-LED/wireless market, representing a 41.6% increase from 2005. This growth was somewhat offset by a 16.7% decline in sales to the semiconductor industry;

•       Veeco’s 2006 sales by segment were $268.9 million from Process Equipment and $172.1 million from Metrology, up 18.0% and down 5.6%, respectively, from 2005;

•       2006 sales by region were 33% North America, 16% Europe, 13% Japan and 38% Asia Pacific;

•       Orders were $493.8 million in 2006, up from $404.8 million in 2005;

•       Veeco improved its gross margin in 2006 through an increase in sales volume as well as continued cost reductions and improved supply chain management, which included outsourcing;

•       Veeco’s continued focus on operational improvements and cost control resulted in a $11.4 million increase in operating income from the prior year;

•       Net income was $14.9 million in 2006 compared to a net loss of ($0.9) million in 2005;

•       Diluted net income per share was $0.48 compared to a loss of ($0.03) in 2005; and

•       Veeco generated $22.5 million of cash during 2006, after the effect of an early debt repurchase of $19.5 million.

Outlook/Opportunities

In 2007, Veeco will continue its strategy for growth focused on:

•       Offering a broad line of well differentiated Process Equipment and Metrology technologies;

•       Establishing strategic relationships with technology leaders worldwide;

•       Capturing leading market share in our core products;

•       Leveraging our exposure to high-growth end markets, including data storage, HB-LED/wireless, semiconductor and scientific research;

•       Fueling our growth through internal development of new products; and

•       Continuing to improve our operations with the goal of remaining profitable through industry cycles.

As Veeco enters 2007, the Company sees positive market conditions across several of our core markets, in particular the HB-LED/wireless and scientific research sectors. Veeco’s data storage order rate has slowed at the end of 2006 and early 2007 as customers absorb the significant amount of capital purchased from Veeco through the first nine months of 2006. Based upon early indications of high capacity utilization at our key customers and other factors, our current expectation is for Veeco’s data storage order rate to improve beginning in the second quarter of 2007. This, coupled with significant new product introductions in Process Equipment and Metrology and continued investments in technology by our customers across our end markets, leads us to currently predict revenue growth in 2007. In addition, consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia Pacific region, are experiencing growth. The Company reviews a number of indicators to predict the strength of our markets going forward. These include plant utilization trends, capacity requirements and capital spending trends. At the beginning of 2007, many of these trends appear to be overall positive.

Technology changes are continuing in all of Veeco’s markets: the continued increase of 80 GB hard drives and investment in 120 GB hard drives and the transition to perpendicular recording in data storage; the increased usage of “mini” drives in consumer electronic applications; the increased use of Veeco’s automated AFMs as critical reference tools for sub 90 nanometer semiconductor applications; the opportunity for Veeco’s MOCVD and MBE to further penetrate the emerging wireless and HB-LED market. Veeco believes that these trends, together with the continued healthy funding of nanoscience research, will prompt our customers to seek our next-generation solutions to address their manufacturing and technology challenges.

Veeco will continue its focus on increasing shareholder value through operational excellence and cash generation. The Company’s goal is to increase gross margins again in 2007, with improvements in both Process Equipment and Metrology, specifically in the latter half of 2007 as revenues are forecasted to increase. Veeco anticipates that progress in this area will continue to come from activities such as better supply chain management, including outsourcing of new products, differentiated, value-added new product introductions which focus on achieving better gross margins and development of common hardware and software platforms.

Results of Operations

Years Ended December 31, 2006 and 2005

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between 2006 and 2005 and the analysis of sales and orders for the same periods between our segments, industries and regions (in $000s):

	Year ended December 31,				Dollar and Percentage Change
	2006		2005		Year to Year
Net sales	$441,034	100.0%	$410,190	100.0%	$30,844	7.5%
Cost of sales	246,910	56.0	236,090	57.6	10,820	4.6
Gross profit	194,124	44.0	174,100	42.4	20,024	11.5
Operating expenses:
Selling, general and administrative expense	93,110	21.1	84,667	20.6	8,443	10.0
Research and development expense	61,925	14.0	60,382	14.7	1,543	2.6
Amortization expense	16,045	3.6	16,583	4.0	(538)	(3.2)
Other (income) expense, net	(572)	(0.1)	237	0.1	(809)	(341.4)
Merger, restructuring and other expenses	—	0.0	1,165	0.3	(1,165)	(100.0)
Write-off of purchased in-process technology	1,160	0.3	—	0.0	1,160	100.0
Total operating expenses	171,668	38.9	163,034	39.7	8,634	5.3
Operating income	22,456	5.1	11,066	2.7	11,390	102.9
Interest expense	9,194	2.1	10,203	2.5	(1,009)	(9.9)
Interest income	(4,926)	(1.1)	(2,635)	(0.7)	(2,291)	86.9
Gain on extinguishment of debt	(330)	(0.1)	—	0.0	(330)	100.0
Income before income taxes and noncontrolling interest	18,518	4.2	3,498	0.9	15,020	429.4
Income tax provision	4,959	1.1	4,395	1.1	564	12.8
Noncontrolling interest	(1,358)	(0.3)	—	0.0	(1,358)	100.0
Net income (loss)	$14,917	3.4%	$(897)	(0.2)%	$15,814	1,763.0%

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2006	2005	Year to Year		_2006	2005	Year to Year		2006	2005
Segment Analysis
Process Equipment	$268,878	$227,861	$41,017	18.0%	$314,725	$228,725	$86,000	37.6%	1.17	1.00
Metrology	172,156	182,329	(10,173)	(5.6)	179,077	176,055	3,022	1.7	1.04	.97
Total	$441,034	$410,190	$30,844	7.5%	$493,802	$404,780	$89,022	22.0%	1.12	.99
Industry Analysis
Data Storage	$183,877	$167,420	$16,457	9.8%	$208,597	$166,000	$42,597	25.7%	1.13	.99
HB-LED/wireless	88,563	62,566	25,997	41.6	111,273	62,390	48,883	78.4	1.26	1.00
Semiconductor	57,628	69,207	(11,579)	(16.7)	64,153	66,413	(2,260)	(3.4)	1.11	.96
Research and Industrial	110,966	110,997	(31)	(0.0)	109,779	109,977	(198)	(0.2)	.99	.99
Total	$441,034	$410,190	$30,844	7.5%	$493,802	$404,780	$89,022	22.0%	1.12	.99
Regional Analysis
US	$145,635	$136,489	$9,146	6.7%	$162,015	$132,971	$29,044	21.8%	1.11	.97
Europe	69,310	81,476	(12,166)	(14.9)	65,988	72,937	(6,949)	(9.5)	.95	.90
Japan	57,241	66,500	(9,259)	(13.9)	60,523	64,797	(4,274)	(6.6)	1.06	.97
Asia Pacific	168,848	125,725	43,123	34.3	205,276	134,075	71,201	53.1	1.22	1.07
Total	$441,034	$410,190	$30,844	7.5%	$493,802	$404,780	$89,022	22.0%	1.12	.99

Net sales of $441.0 million for 2006 were up 7.5% from $410.2 million in 2005. In 2006, Process Equipment sales were up $41.0 million, or 18.0%, primarily due to sales to HB-LED/wireless and data storage customers. The increases in these areas were driven by the increased use of hard drives in consumer electronics and improved conditions within the HB-LED/wireless market. Metrology sales decreased by 5.6% to $172.1 million in 2006, from $182.3 million in 2005, primarily due to a decrease in AFM sales to customers in the semiconductor industry. In 2006, we continued to experience an increase in sales to Asia Pacific, which increased $43.1 million compared to 2005, and to the U.S., which increased $9.2 million compared to 2005. These increases were partially offset by a $12.2 million decrease in sales to Europe and a $9.3 million decline in sales to Japan. The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $493.8 million in 2006 were up 22.0% compared to 2005. By segment, Process Equipment orders increased by 37.6%, due to improved data storage industry conditions resulting from the expanded use of hard drives in consumer electronics and improved conditions within the HB-LED/wireless market. Metrology orders remained relatively flat compared to 2005. By industry, orders from data storage customers increased 25.7%, resulting from technology changes requiring increases in equipment capital expenditures. HB-LED/wireless orders increased 78.4%, predominantly due to a significant increase in demand for MOCVD systems. Regionally, the 53.1% increase in orders to the Asia Pacific region and the 21.8% increase in orders to the U.S. were partially offset by decreased orders in Europe of 9.5% and Japan of 6.6%.

The book-to-bill ratio for the year ended December 31, 2006, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 1.12 to 1. During the year ended December 31, 2006, the Company experienced order cancellations and adjustments of $26.0 million, primarily in the HB-LED/wireless industry for MOCVD products, as well as cancellations for AFM products. The Company also experienced rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit in 2006, increased as a percentage of net sales to 44.0% from 42.4% in 2005. Gross profit was $194.1 million in 2006, compared to $174.1 million in 2005. Process Equipment gross margins increased to 39.3% from 35.3% in 2005, primarily due to an increase in sales volume of $41.0 million, improved product mix, cost reductions and improved supply chain management, which included outsourcing. Metrology gross margins increased slightly, to 51.5% in 2006 from 51.4% in 2005.

Selling, general and administrative expenses increased $8.4 million, or 10.0%, in 2006, principally due to higher personnel costs, including increased bonus and profit sharing expenses, higher non-cash compensation related to stock options and restricted shares, as well as annual salary increases. In addition, selling, general and administrative expenses increased due to increased consulting costs related to implementation of a new company-wide integrated applications software, litigation related expenses for the securities class action and consolidated derivative action lawsuits as well as expansion of field sales and marketing personnel to support the Company’s new product introductions and the Company’s Asia-Pacific operations, including travel and related expenses.

Research and development expense totaled $61.9 million, or 14.0% of sales, in 2006, compared with $60.4 million, or 14.7% of sales, in 2005. This $1.5 million increase in spending principally resulted from new product development efforts in Ion Beam and MOCVD.

Amortization expense totaled $16.0 million, or 3.6% of sales, in 2006, compared with $16.6 million, or 4.0% of sales, in 2005. This $0.6 million decrease is attributable to certain intangible assets becoming fully amortized.

The Company incurred merger, restructuring and other expenses of $1.2 million during 2005, which consisted of personnel severance costs related to consolidation and cost reduction actions. As of December 31, 2006, the entire amount of these charges had been paid. (See Note 7 to the Consolidated Financial Statements of the Company for details).

In 2006, Veeco invested $0.5 million to purchase 19.9% of the common stock of Fluens. Approximately 31% of Fluens is owned by a Vice President of one of Veeco’s business units. The Company determined that Fluens is a variable interest entity and the Company is its primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51. As such, the Company has consolidated the results of Fluens’ operations from the acquisition date, and has attributed the 80.1% portion that is not owned by Veeco to noncontrolling interest in the Company’s consolidated financial statements. As part of the purchase accounting adjustments made in connection with the acquisition, the Company recorded $1.2 million of in-process research and development projects, which were written-off during 2006.

Other income, net, was $0.6 million in 2006 compared with other expense, net of $0.2 million in 2005. The change is primarily due to $0.4 million loss realized in 2005 on the sale of fixed assets, miscellaneous income in 2006 related to the sale of one of the Company’s domain names and a reduction in foreign currency exchange losses.

During the first quarter of 2006, the Company repurchased $20.0 million of its convertible subordinated notes, reducing the amount outstanding from $220.0 million to $200.0 million. The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of the repurchase, the Company recorded a net gain from the early extinguishment of debt in the amount of $0.3 million.

Interest expense totaled $9.2 million in 2006, compared to $10.2 million in 2005. This reduction in interest expense is related to the early extinguishment of debt.

Interest income totaled $4.9 million in 2006, compared to $2.6 million in 2005. The change is due to the increase in interest rates and higher cash balances invested during 2006.

Income taxes for the year ended December 31, 2006, amounted to $5.0 million, or 26.8% of income before income taxes and noncontrolling interest as compared to $4.4 million, or 125.6% of income before income taxes in 2005. (See Note 6 to the Consolidated Financial Statements of the Company for details). The 2006 provision for income taxes included $3.6 million relating to Veeco’s foreign operations, which continue to be profitable, and $1.4 million relating to the Company’s domestic operations. Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future. During the year ended December 31, 2006, the Company released $2.2 million of its valuation allowance due to the utilization of net operating loss carryforwards. The 2005 provision for income taxes primarily related to Veeco’s foreign operations, which were profitable.

Noncontrolling interest was a credit to income of $1.4 million for the year ended December 31, 2006. As the Company is the primary beneficiary of Fluens, a variable interest entity as defined by FIN46(R), Veeco is required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests. As a result, the Company eliminated from its net income 80.1% of the write-off of Fluens’ in-process technology and Fluens’ operating losses since the acquisition date.

Years Ended December 31, 2005 and 2004

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales, and comparisons between 2005 and 2004 and the analysis of sales and orders for the same periods between our segments, industries and regions (in $000’s):

	Year ended December 31,				Dollar and Percentage Change
	2005		2004		Year to Year
Net sales	$410,190	100.0%	$390,443	100.0%	$19,747	5.1%
Cost of sales	236,090	57.6	238,686	61.1	(2,596)	(1.1)
Gross profit	174,100	42.4	151,757	38.9	22,343	14.7
Operating expenses:
Selling, general and administrative expense	84,667	20.6	82,511	21.2	2,156	2.6
Research and development expense	60,382	14.7	58,338	14.9	2,044	3.5
Amortization expense	16,583	4.0	18,465	4.7	(1,882)	(10.2)
Other expense (income), net	237	0.1	(977)	(0.2)	1,214	124.3
Merger, restructuring and other expenses	1,165	0.3	3,562	0.9	(2,397)	(67.3)
Asset impairment charges	—	0.0	816	0.2	(816)	100.0
Write-off of purchased in-process technology	—	0.0	600	0.2	(600)	100.0
Total operating expenses	163,034	39.7	163,315	41.9	(281)	(0.2)
Operating income (loss)	11,066	2.7	(11,558)	(3.0)	22,624	195.7
Interest expense	10,203	2.5	10,250	2.6	(47)	(0.5)
Interest income	(2,635)	(0.7)	(1,780)	(0.5)	(855)	48.0
Income (loss) before income taxes	3,498	0.9	(20,028)	(5.1)	23,526	117.5
Income tax provision	4,395	1.1	42,527	10.9	(38,132)	(89.7)
Net loss	$(897)	(0.2)%	$(62,555)	(16.0)%	$61,658	98.6%

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2005	2004	Year to Year		2005	2004	Year to Year		2005	2004
Segment Analysis
Process Equipment	$ 227,861	$ 227,606	$ 255	0.1%	$ 228,725	$ 260,984	$ (32,259)	(12.4)%	1.00	1.15
Metrology	182,329	162,837	19,492	12.0	176,055	159,282	16,773	10.5	.97	.98
Total	$ 410,190	$ 390,443	$ 19,747	5.1%	$ 404,780	$ 420,266	$ (15,486)	(3.7)%	.99	1.08
Industry Analysis
Data Storage	$ 167,420	$ 123,953	$ 43,467	35.1%	$ 166,000	$ 126,119	$ 39,881	31.6%	.99	1.02
HB-LED/wireless	62,566	98,452	(35,886)	(36.5)	62,390	122,876	(60,486)	(49.2)	1.00	1.25
Semiconductor	69,207	54,453	14,754	27.1	66,413	66,334	79	0.1	.96	1.22
Research and Industrial	110,997	113,585	(2,588)	(2.3)	109,977	104,937	5,040	4.8	.99	0.92
Total	$ 410,190	$ 390,443	$ 19,747	5.1%	$ 404,780	$ 420,266	$ (15,486)	(3.7)%	.99	1.08
Regional Analysis
US	$ 136,489	$ 146,082	$ (9,593)	(6.6)%	$ 132,971	$ 154,561	$ (21,590)	(14.0)%	.97	1.06
Europe	81,476	68,446	13,030	19.0	72,937	78,938	(6,001)	(7.6)	.90	1.15
Japan	66,500	67,309	(809)	(1.2)	64,797	66,016	(1,219)	(1.8)	.97	.98
Asia Pacific	125,725	108,606	17,119	15.8	134,075	120,751	13,324	11.0	1.07	1.11
Total	$ 410,190	$ 390,443	$ 19,747	5.1%	$ 404,780	$ 420,266	$ (15,486)	(3.7)%	.99	1.08

Net sales of $410.2 million for 2005 were up 5.1% from $390.4 million in 2004. In 2005, Process Equipment sales were up $0.3 million, or 0.1%. This reflects increased purchases by data storage customers, resulting from a continued increase in capacity in the data storage industry as well as technology investment in next-generation, higher areal density perpendicular thin film heads offset by a reduction of sales of MOCVD products, primarily to customers in the HB-LED/wireless industry, and a reduction in MBE sales attributable to less purchases by customers in the research and industrial and HB-LED/wireless industries. Metrology sales increased by 12.0% to $182.3 million in 2005, from $162.8 million in 2004, primarily due to increased purchases in the semiconductor and data storage markets. In 2005, we continued to experience a shift in sales from the U.S. to the Asia Pacific region, which experienced increased sales of $17.1 million in 2005 compared to 2004, due to manufacturing base shifts. The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $404.8 million in 2005 were down 3.7% as compared to 2004. By segment, orders in Process Equipment decreased by 12.4%, due to a decrease in HB-LED orders for MOCVD systems, offset in part, by improved data storage industry conditions resulting from the expanded use of hard drives in consumer electronics. Orders in the Metrology segment increased by 10.5%, due primarily to higher demand in the data storage and semiconductor industries. By industry, orders from data storage customers increased 31.6% on higher deposition and etch orders. HB-LED/wireless orders decreased 49.2% predominantly due to a significant reduction in demand for MOCVD systems. Regionally, the decline in orders in the U.S. of 14.0% and the increase in orders to the Asia Pacific region of 11.0% is mostly the result of a continued shift to overseas production by our customers, primarily in the data storage industry.

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

Gross profit for the year ended December 31, 2005, increased as a percentage of net sales to 42.4% from 38.9% in 2004. Gross profit was $174.1 million in 2005, compared to $151.8 million in 2004. The increase in gross margins was partially attributed to a product mix shift from lower gross margin process equipment products to the higher gross margin metrology products. The percentage of total sales for metrology products increased from 41.7% in 2004 to 44.4% in 2005, which represents a $19.5 million increase in revenue. Process equipment product sales remained flat when compared to 2004, but as a percentage of total sales declined from 58.3% in 2004 to 55.6% in 2005. Process Equipment gross margins increased to 35.3% from 30.3% in 2004, primarily due to an increase in sales volume of higher deposition and etch tools, cost reductions including warranty and material costs and improved supply chain management which included outsourcing, offset in part by a decline in sales volume of MOCVD systems. Gross profit in 2004 was negatively impacted by $0.4 million in purchase accounting adjustments relating to the acquisition of Aii and $1.1 million in purchase accounting adjustments relating to the acquisition of TurboDisc. These purchase accounting adjustments resulted from the required capitalization of profit in inventory and the permanent elimination of certain deferred revenue. Metrology gross margins decreased slightly from 52.0% in 2004 to 51.4% in 2005 primarily due to an unfavorable AFM product mix.

Selling, general and administrative expenses increased $2.2 million, or 2.6% in 2005 principally due to higher personnel costs, including increased bonus and profit sharing expenses and additional management totaling $3.8 million, as well as an increase in legal and insurance costs of $1.1 million. These increases were partially offset by a reduction in selling expenses of $1.6 million resulting from reduced personnel and a reduction in commissions expense of $1.1 million due to the continued shift in revenues to the Asia Pacific region, where commission rates are lower.

Research and development expense totaled $60.4 million or 14.7% of sales in 2005, compared with $58.3 million or 14.9% of sales in 2004. This $2.0 million increase in spending principally resulted from new product development in Ion Beam and MOCVD products, as well as incremental costs attributable to the MTI acquisition in October 2004.

Amortization expense totaled $16.6 million or 4.0% of sales in 2005, compared with $18.5 million or 4.7% of sales in 2004. This $1.9 million decrease is attributable to certain intangible assets becoming fully amortized.

Other expense, net, was $0.2 million in 2005 compared with other income, net of $1.0 million in 2004. The change is primarily due to foreign currency exchange losses and a loss realized on the sale of fixed assets in 2005.

The Company incurred merger, restructuring and other expenses of $1.2 million during 2005, which consisted of personnel severance costs related to consolidation and cost reduction actions. As of December 31, 2005, $0.9 million of these severance charges are included in accrued expenses. They were paid by the third quarter of 2006. During 2004, the Company incurred $3.6 million of merger, restructuring and other expenses, which was comprised of $2.8 million in severance related to a reduction in employment in the fourth quarter of 2004 and $0.8 million for costs related to the internal investigation of improper accounting transactions at TurboDisc. As of December 31, 2005, the entire amount of these charges had been paid. (See Note 7 to the Consolidated Financial Statements of the Company for details).

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

Income taxes for the year ended December 31, 2005, amounted to $4.4 million, or 125.6% of income before income taxes as compared to $42.5 million, or 212.3% of loss before income taxes in 2004. (See Note 6 to the Consolidated Financial Statements of the Company for details). The 2005 provision for income taxes included $3.2 million relating to our foreign operations, which are profitable, and $1.2 million relating to our domestic operations, which incurred a taxable loss. A portion of the domestic loss was taxable. The provision for income taxes in 2004 included a $54.0 million charge due to providing a full valuation allowance on our domestic net deferred tax assets, and foreign taxes of $1.8 million partially offset by income tax benefits derived from a domestic net operating loss.

Liquidity and Capital Resources

Historically, Veeco’s principal capital requirements have included the funding of acquisitions and capital expenditures. The Company traditionally has generated cash from operations and debt and stock issuances. Veeco’s ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services.

Veeco’s primary source of funds at December 31, 2006, consisted of $147.0 million of cash and cash equivalents. This amount represents an increase of $22.5 million from the December 31, 2005 balance of $124.5 million. The Company’s primary future cash commitment is in 2008, when the $154 million of 4.125% convertible subordinated notes outstanding as of February 7, 2007 mature. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share and are redeemable by Veeco under certain circumstances. (See Note 4 to the Consolidated Financial Statements of the Company for details).

Cash provided by operations during the year ended December 31, 2006 was $46.0 million compared to $44.9 million during the year ended December 31, 2005. The $46.0 million was comprised of $14.9 million in net income and $33.1 million derived from adjustments for non-cash items, partially offset by a net $2.0 million decrease from changes in operating assets and liabilities. The non-cash items included $30.1 million in depreciation and amortization expense. The net $2.0 million decrease in operating assets and liabilities included higher cash balances resulting from a $9.2 million increase in accounts payable, a $0.2 million increase in accrued expenses and other current liabilities and a $3.8 million decrease in accounts receivable, offset by cash used for a $10.5 million increase in inventories and a $4.7 million increase in other, net. Accounts payable increased by $9.2 million, as the Company managed its payables to increase days payable outstanding, as well as the timing of payments processed at the end of the year. Accounts receivable decreased $3.8 million during 2006 due to an improvement in days sales outstanding. Inventories increased by approximately $10.5 million during the year, principally due to shipment delays in the both the process equipment and metrology segments and the build up of work-in-process for products to be shipped in the first quarter of 2007. In addition, inventories increased due primarily to revenue recognition being deferred on certain tools shipped, where title does not transfer to the end customer until final customer acceptance. The $4.7 million increase in other, net is mainly due to increased VAT (value added tax) related to Veeco’s foreign subsidiaries and other receivables relating to grant programs, insurance reimbursements for legal claims and capitalized software.

Cash used in investing activities of $18.7 million for the year ended December 31, 2006, resulted primarily from capital expenditures of $17.4 million and earn-out payments totaling $3.1 million to the former owners of TurboDisc and Nanodevices Inc. Partially offsetting these cash uses were the net satisfaction of an escrow account related to a prior year acquisition. In 2007, the Company expects to invest approximately $16.8 million in total capital projects primarily related to engineering equipment and lab tools used in producing, testing and process development for Veeco’s products, enhanced manufacturing facilities and the continuing implementation of SAP and related computer systems.

Cash used in financing activities of $4.4 million in 2006 primarily consisted of cash used in the repurchase of a portion of the Company’s outstanding convertible subordinated notes, as discussed below, partially offset by $15.5 million of common stock issuances resulting from the exercise of employee stock options and the purchase of shares under our Employee Stock Purchase Plan.

On December 21, 2001, the Company issued $200.0 million of 4.125% convertible subordinated notes, and on January 3, 2002, the Company issued an additional $20.0 million of notes pursuant to an over-allotment option. During the first quarter of 2006, the Company repurchased $20.0 million of its notes, reducing the amount outstanding from $220.0 million to $200.0 million. The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of the repurchase, the Company recorded a net gain from the early extinguishment of debt in the amount $0.3 million. During the first quarter of 2007, the Company repurchased an additional $46.0 million of these notes. Veeco paid $45.2 million in cash for the repurchase, of which $45.0 million related to principal and $0.2 million related to accrued interest. As a result of this repurchase, the amount of Veeco’s convertible subordinated notes outstanding was reduced to $154.0 million and Veeco recorded a net gain of $0.6 million. The Company may engage in similar transactions in the future depending on market conditions, its cash position and other factors.

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

The Company has a revolving credit facility which provides for borrowings of up to $50.0 million (the “Facility”). The Facility’s annual interest rate is a floating rate equal to the prime rate of the agent bank plus 1/4% and is adjustable to a minimum rate equal to the prime rate in the event the Company’s ratio of debt to cash flow is below a defined amount. A LIBOR based interest rate option is also provided. Borrowings under the Facility may be used for general corporate purposes, including working capital and acquisitions. The Facility contains certain restrictive covenants, which among other requirements, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company is in compliance with these restrictive covenants as of December 31, 2006. The Company is required to satisfy certain financial tests under the Facility and substantially all of the assets of the Company and its material domestic subsidiaries, other than real estate, have been pledged to secure the Company’s obligations under the Facility. As of December 31, 2006, no borrowings were outstanding under the Facility. The Company had unsecured letters of credit outstanding at December 31, 2006 in the amount of $3.2 million. The Facility expires on March 14, 2008.

At December 31, 2006, Veeco’s contractual cash obligations and commitments are as follows (in thousands):

	Payments due by period
Contractual Cash Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$ 209,204	$ 5,597	$ 200,512	$ 441	$ 2,654
Interest on debt(1)	18,973	8,786	9,013	424	750
Operating leases	13,730	4,200	5,332	3,126	1,072
Letters of credit	3,182	3,182	—	—	—
Purchase commitments	13,592	13,592	—	—	—
	$ 258,681	$ 35,357	$ 214,857	$ 3,991	$ 4,476

(1)          Veeco’s repurchase of $46.0 million of debt during the first quarter of 2007 will reduce these interest commitments by $1.7 million in 2007 and $1.9 million in 2008.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s $50.0 million Facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, detailed in the above table. The Company believes it will be able to meet its obligation to repay the $154.0 million subordinated notes that mature on December 21, 2008 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and other means.

During the first half of 2006, the Company made payments for earn-out provisions to the former shareholders of Nanodevices Inc. for $1.1 million and to the former owner of TurboDisc for $2.0 million. Such amounts were accrued at December 31, 2005. In addition, the Company was potentially liable for an earn-out payment to the former shareholders of Advanced Imaging, Inc. based on achieving revenue in excess of certain targets for 2006, which were not met. There are no remaining payment obligations to any of these shareholders.

In 2006, Veeco invested $0.5 million to purchase 19.9% of the common stock of Fluens. Approximately 31% of Fluens is owned by a Vice President of one of Veeco’s business units. Veeco and Fluens plan to jointly develop a next-generation process for high-rate deposition of aluminum oxide for data storage applications. If this development is successful and upon the satisfaction of certain additional conditions by May 2009, Veeco will be obligated to purchase the balance of the outstanding stock of Fluens for $3.0 million plus an earn-out payment to Fluens’ other stockholders based on future performance.

The Company uses derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. On December 28, 2006 and December 30, 2005, the Company entered into forward contracts for the months of January of 2007 and 2006, respectively, for the notional amounts of approximately $1.3 million and $16.9 million, respectively. The fair values of the contracts at inception were zero, which did not significantly change at December 31, 2006 and 2005, respectively.

Application of Critical Accounting Policies

General:   Veeco’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long-lived assets, income taxes, warranty obligations, restructuring costs and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, warranty costs, the accounting for deferred taxes and share-based compensation to be critical policies due to the estimation processes involved in each.

Revenue Recognition:   The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. For products produced according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying consolidated balance sheets. At December 31, 2006 and 2005, $0.3 and $0.5 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

Inventory Valuation:   Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of management’s estimated usage for the next 12 month’s requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to Veeco’s future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

Goodwill and Indefinite-Lived Intangible Asset Impairment:   The Company has significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of the Company’s goodwill and other indefinite-lived intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required to record impairment charges for those assets not previously recorded. During the fourth quarter of 2006, 2005 and 2004, as required, the Company performed an annual impairment test, and based upon the judgment of management, it was determined that no impairment exists.

Long-Lived Asset Impairment:   The carrying values of long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Assumptions utilized by management in reviewing for impairment of long-lived assets could be effected by changes in strategy and/or market conditions which may require Veeco to record additional impairment charges for these assets, as well as impairment charges on other long-lived assets not previously recorded. During 2004, $0.8 million in fixed asset impairment charges were recorded by the Company related to the consolidation of the Aii and MTI business. No asset impairment charges were recorded during 2006 and 2005.

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

Deferred Tax Valuation Allowance:   As part of the process of preparing Veeco’s Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheets. The carrying value of deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of net operating loss and tax credit carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

For the year ended December 31, 2004, the Company recognized a charge of approximately $54.0 million to establish a valuation allowance against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences. At December 31, 2004 the Company’s valuation allowance was $62.8 million. The valuation allowance of $70.0 million at December 31, 2005, increased by approximately $7.2 million during 2005, principally due to the benefit derived from the extraterritorial income exclusion and additional foreign tax credits. The valuation allowance of $67.8 million at December 31, 2006 decreased by approximately $2.2 million in 2006, principally due to the utilization of net operating losses resulting in a decrease in net domestic deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which places primary importance on the Company’s historical results of operations.

Although the Company earned net income of $14.9 million in 2006 and its results in prior years were significantly affected by restructuring and other charges, the Company’s historical loss and the losses incurred in 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Share-Based Compensation:   Prior to 2006, the Company accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and generally, no compensation expense was reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was adopted using the modified prospective method of application, which requires Veeco to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in prior periods. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing consolidated net operating cash flows and increasing consolidated net financing cash flows in periods after adoption. For the year ended December 31, 2006, the Company did not recognize any consolidated financing cash flows for such excess tax deductions.

For the year ended December 31, 2006, the Company granted 161,200 stock options and 240,650 restricted common stock awards and units to its directors, officers and employees. As a result of adopting SFAS No. 123(R), the Company’s net income for the year ended December 31, 2006, was $0.6 million lower than if it had continued to account for share-based compensation under APB No. 25. Net income per common share and diluted net income per common share for the year ended December 31, 2006, are $0.02 lower than if the Company had continued to account for share-based compensation under APB No. 25. As of  December 31, 2006, the total unrecognized compensation cost related to nonvested stock awards and option awards is $4.2 million and $1.3 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.3 years for the nonvested stock awards and 2 years for option awards.

With the adoption of SFAS No. 123(R) on January 1, 2006, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates. Beginning in the fourth quarter of 2005, the Company used an expected stock-price volatility assumption that is a combination of both historical and implied volatilities of the underlying stock, which is obtained from public data sources. Prior to that time, the Company based this assumption solely on historical volatility. With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.

Recent Accounting Pronouncements:   In July 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting and disclosure for income taxes by defining the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. It also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition and disclosure provisions of Statement No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure provisions of this statement for the year ended December 31, 2006. The adoption of this statement had no impact on the Company’s consolidated financial position and results of operations.

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

Interest Rates

Veeco centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Veeco’s investment portfolios at December 31, 2006 and December 31, 2005, respectively, consist of cash equivalents. Assuming year-end 2006 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. In December 2001 and January 2002, respectively, the Company issued an aggregate of $220.0 million of 4.125% convertible subordinated notes. During the first quarter of 2006, the Company repurchased $20.0 million of its notes, reducing the amount outstanding from $220.0 million to $200.0 million. During the first quarter of 2007, the Company repurchased $46.0 million of its notes, reducing the amount outstanding from $200.0 million to $154.0 million. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. Interest payments commenced on June 21, 2002 (see Note 4 to the Company’s Consolidated Financial Statements). The notes will mature on December 21, 2008. The notes are redeemable at the option of the Company, at the redemption prices set forth in the indenture.

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

Veeco’s net sales to foreign customers represented approximately 67% of Veeco’s total net sales in 2006 and 2005 and 63% in 2004. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 16% of total net sales in 2006, 20% in 2005 and 23% in 2004. The aggregate foreign currency exchange loss included in determining consolidated results of operations was approximately $0.3 million, $0.5 million and $0.2 million in 2006, 2005 and 2004, respectively. Included in the aggregate foreign currency exchange loss were (losses) gains relating to forward contracts of ($0.2) million, $0.2 million, and $0.0 million in 2006, 2005 and 2004, respectively. These amounts were recognized and included in other (income) expense, net. As of December 31, 2006, approximately $0.1 million of gains related to forward contracts were included in prepaid expenses and other current assets and cash in an amount equivalent to such gains was received in January 2007. As of December 31, 2005, approximately $0.1 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2006. On December 28, 2006, the Company entered into forward contracts for the month of January 2007 for the notional amount of $1.3 million. The fair values of the contracts at inception were zero, which did not significantly change at December 31, 2006. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, Veeco uses derivative financial instruments. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts outstanding was approximately $3.9 million for the year ended December 31, 2006. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating (loss) profit are the Japanese Yen and the Euro. The Company believes that based upon its hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 8.                        Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

The following table presents selected unaudited financial data for each quarter of fiscal 2006 and 2005. Although unaudited, this information has been prepared on a basis consistent with the Company’s audited Consolidated Financial Statements and, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of this information in accordance with U.S. generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited Consolidated Financial Statements of the Company and the notes thereto.

Quarterly Statements of Operations (In thousands, except per share data):

	Fiscal 2006					Fiscal 2005
	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4	Year
Net sales	$93,918	$111,635	$112,369	$123,112	$441,034	$93,850	$103,415	$100,078	$112,847	$410,190
Cost of sales	52,149	61,923	64,513	68,325	246,910	56,318	59,989	55,816	63,967	236,090
Gross profit	41,769	49,712	47,856	54,787	194,124	37,532	43,426	44,262	48,880	174,100
Costs and expenses	40,130	44,105	41,727	44,546	170,508	39,387	41,394	40,049	41,039	161,869
Merger, restructuring and other expenses	—	—	—	—	—	—	—	—	1,165	1,165
Write-off of purchased in-process technology	—	—	1,160	—	1,160	—	—	—	—	—
Operating income (loss)	1,639	5,607	4,969	10,241	22,456	(1,855)	2,032	4,213	6,676	11,066
Interest expense, net	1,378	1,149	1,056	685	4,268	2,146	1,959	1,815	1,648	7,568
Gain on extinguishment of debt	(330)	—	—	—	(330)	—	—	—	—	—
Income (loss) before income taxes and noncontrolling interest	591	4,458	3,913	9,556	18,518	(4,001)	73	2,398	5,028	3,498
Income tax provision	833	1,433	612	2,081	4,959	701	522	832	2,340	4,395
Noncontrolling interest	—	—	(1,207)	(151)	(1,358)	—	—	—	—	—
Net (loss) income	$(242)	$3,025	$4,508	$7,626	$14,917	$(4,702)	$(449)	$1,566	$2,688	$(897)
Net (loss) income and diluted net (loss) income per common share:
Net (loss) income per common share	$(0.01)	$0.10	$0.15	$0.25	$0.49	$(0.16)	$(0.02)	$0.05	$0.09	$(0.03)
Diluted net (loss) income per common share	$(0.01)	$0.10	$0.14	$0.24	$0.48	$(0.16)	$(0.02)	$0.05	$0.09	$(0.03)
Weighted average shares outstanding	30,081	30,322	30,693	30,859	30,492	29,855	29,863	29,965	30,002	29,921
Diluted weighted average shares outstanding	30,081	31,254	31,393	31,185	31,059	29,855	29,863	30,360	30,264	29,921

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

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2006. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our Consolidated Financial Statements for the year ended December 31, 2006 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

The Company is presently in the process of implementing a  new company-wide integrated applications software and, as of December 31, 2006, has completed the conversion to this new platform in approximately 70% of Veeco’s businesses with the remainder expected to be completed in 2007. As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure. There have been no other significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

Item 9B.               Other Information.

None

PART III

Portions of the information required by Part III of Form 10-K are incorporated by reference from Veeco’s Proxy Statement to be filed with the SEC in connection with Veeco’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.               Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement under the headings “Corporate Governance,” “Executive Officers” and “Section 16(a) Reporting Compliance.”

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

Item 11.               Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement under the heading “Executive Compensation.”

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

The following table gives information about our common stock that may be issued under our equity compensation plans as of December 31, 2006. See Note 5 to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,905,678	(A)	$25.50	2,174,724
Equity compensation plans not approved by security holders	457,235	(B)	$26.55	—
Total	6,362,913			2,174,724

(A)       Includes 8,765 stock options assumed in connection with the acquisition of CVC, Inc. on May 10, 2000, which merger was approved by stockholders.

(B)        Includes 197,192 stock options assumed in connection with the acquisition of Applied Epi, Inc. on September 17, 2001.

Item 13.                 Certain Relationships, Related Transactions and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement under the headings “Independence of the Board of Directors” and “Certain Relationships and Related Transactions.”

Item 14.                 Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement under the heading “Proposal 2—Ratification of the Appointment of Ernst & Young LLP.”

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

Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.1
10.3	Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Exhibit 10.2
10.4	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.5	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.6	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.7*	Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.8*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.9*	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.10*	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1

10.11*	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.12*	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.13*	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.14*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.15*	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.16*	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.17*	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.18*	Form of Directors Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective May 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.2
10.19*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.20*	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.21*	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.22*	Veeco Instruments Inc. 2006 Long-Term Cash Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.1
10.23*	Employment Agreement dated as of April 1, 2003 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.3

10.24*	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.5
10.25*	Form of Amendment to Employment Agreements of Edward H. Braun and John F. Rein, Jr., effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.2
10.26*	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.27*	Letter Agreement dated October 31, 2005 between Veeco Instruments Inc., and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1
10.28*	Letter Agreement dated October 31, 2005 between Veeco Instruments Inc., and Jeannine P. Sargent	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.2
10.29*	Form of Amendment to Letter Agreements of John P. Kiernan, Robert P. Oates and Jeannine M. Sargent, effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.30*	Form of Indemnification Agreement entered into between Veeco Instruments Inc. and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
10.31*	Employment Agreement Amendment—Singapore of Benjamin Loh Gek Lim effective December 12, 2005	Filed herewith
10.32*	Employment Agreement Amendment of Benjamin Loh Gek Lim effective December 6, 2006	Filed herewith
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith

*                    Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2007.

VEECO INSTRUMENTS INC.
By:	/s/ EDWARD H. BRAUN
Edward H. Braun
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2007.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006, and their report is shown on page F-3.

Veeco Instruments Inc.
Woodbury, NY
February 27, 2007

/s/ EDWARD H. BRAUN
Edward H. Braun
Chairman and Chief Executive Officer
Veeco Instruments Inc.
February 27, 2007
/s/ JOHN F. REIN, JR.
John F. Rein, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
Veeco Instruments Inc.
February 27, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of Veeco Instruments Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Veeco Instruments Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of the Company, and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 26, 2007

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Shareholders and Board of Directors of Veeco Instruments Inc.

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 26, 2007

Veeco Instruments Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 147,046	$ 124,499
Accounts receivable, less allowance for doubtful accounts of $2,683 in 2006 and $1,860 in 2005	86,589	89,230
Inventories	100,355	88,904
Prepaid expenses and other current assets	9,378	9,640
Deferred income taxes	2,565	2,870
Total current assets	345,933	315,143
Property, plant and equipment at cost, net	73,510	69,806
Goodwill	100,898	99,622
Purchased technology, less accumulated amortization of $64,736 in 2006 and $51,992 in 2005	43,852	55,776
Other intangible assets, less accumulated amortization of $26,740 in 2006 and $22,274 in 2005	25,053	26,899
Other assets	354	614
Total assets	$ 589,600	$ 567,860
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$ 40,588	$ 31,289
Accrued expenses	48,714	51,169
Deferred profit	251	537
Income taxes payable	2,723	2,123
Current portion of long-term debt	5,597	375
Total current liabilities	97,873	85,493
Deferred income taxes	2,423	1,048
Long-term debt	203,607	229,205
Other non-current liabilities	2,304	3,527
Noncontrolling interest	1,642	—
Shareholders’ equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares authorized; 31,118,622 and 30,060,182 shares issued and outstanding in 2006 and 2005, respectively	309	300
Additional paid-in-capital	391,376	373,741
Accumulated deficit	(113,528)	(128,445)
Accumulated other comprehensive income	3,594	2,991
Total shareholders’ equity	281,751	248,587
Total liabilities and shareholders’ equity	$ 589,600	$ 567,860

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Net sales	$ 441,034	$ 410,190	$ 390,443
Cost of sales	246,910	236,090	238,686
Gross profit	194,124	174,100	151,757
Costs and expenses:
Selling, general and administrative expense	93,110	84,667	82,511
Research and development expense	61,925	60,382	58,338
Amortization expense	16,045	16,583	18,465
Merger, restructuring and other expenses	—	1,165	3,562
Asset impairment charges	—	—	816
Write-off of purchased in-process technology	1,160	—	600
Other (income) expense, net	(572)	237	(977)
Total operating expenses	171,668	163,034	163,315
Operating income (loss)	22,456	11,066	(11,558)
Interest expense	9,194	10,203	10,250
Interest income	(4,926)	(2,635)	(1,780)
Gain on extinguishment of debt	(330)	—	—
Income (loss) before income taxes and noncontrolling interest	18,518	3,498	(20,028)
Income tax provision	4,959	4,395	42,527
Noncontrolling interest	(1,358)	—	—
Net income (loss)	$ 14,917	$ (897)	$ (62,555)
Income (loss) per common share:
Net income (loss) per common share	$ 0.49	$ (0.03)	$ (2.11)
Diluted net income (loss) per common share	$ 0.48	$ (0.03)	$ (2.11)
Weighted average shares outstanding	30,492	29,921	29,650
Diluted weighted average shares outstanding	31,059	29,921	29,650

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)

			Additional		Accumulated		Comprehensive
	Common Stock		Paid-In	(Accumulated	Comprehensive		(Loss)
	Shares	Amount	Capital	Deficit)	Income	Total	Income
Balance at December 31, 2003	29,513,816	$295	$365,757	$(64,993)	$5,270	$306,329	$(5,063)
Exercise of stock options and stock issuances under stock purchase plan	334,455	3	5,715	—	—	5,718	—
Translation adjustment	—	—	—	—	2,834	2,834	$2,834
Defined benefit pension plan, net of tax effect	—	—	—	—	26	26	26
Net loss	—	—	—	(62,555)	—	(62,555)	(62,555)
Balance at December 31, 2004	29,848,271	298	371,472	(127,548)	8,130	252,352	$(59,695)
Exercise of stock options and stock issuances under stock purchase plan	166,911	2	2,131	—	—	2,133	—
Stock-based compensation expense	—	—	99	—	—	99	—
Issuance of restricted stock	45,000	—	39	—	—	39	—
Translation adjustment	—	—	—	—	(5,119)	(5,119)	$(5,119)
Defined benefit pension plan, net of tax effect	—	—	—	—	(20)	(20)	(20)
Net loss	—	—	—	(897)	—	(897)	(897)
Balance at December 31, 2005	30,060,182	300	373,741	(128,445)	2,991	248,587	$(6,036)
Exercise of stock options and stock issuances under stock purchase plan	853,224	9	15,515	—	—	15,524	—
Stock-based compensation expense	—	—	2,219	—	—	2,219	—
Issuance, vesting and cancellation of restricted stock	205,216	—	(99)	—	—	(99)	—
Translation adjustment	—	—	—	—	644	644	$644
Defined benefit pension plan, net of tax effect	—	—	—	—	(41)	(41)	(41)
Net income	—	—	—	14,917	—	14,917	14,917
Balance at December 31, 2006	31,118,622	$309	$391,376	$(113,528)	$3,594	$281,751	$15,520

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities
Net income (loss)	$14,917	$(897)	$(62,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,080	29,811	31,264
Deferred income taxes	1,370	929	39,864
Net (gain) loss on sale of fixed assets	(18)	377	73
Net gain on early extinguishment of long-term debt	(330)	—	—
Non-cash compensation expense for stock options and restricted stock	2,219	138	—
Noncontrolling interest	(1,358)	—	—
Write-off of purchased in-process technology	1,160	—	600
Non-cash merger and restructuring expenses	—	—	1,316
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,761	(8,837)	(12,630)
Inventories	(10,518)	20,741	(10,236)
Accounts payable	9,155	6,053	5,178
Accrued expenses, deferred profit and other current liabilities	228	419	7,522
Other, net	(4,651)	(3,824)	603
Net cash provided by operating activities	46,015	44,910	999
Investing activities
Capital expenditures	(17,401)	(11,676)	(15,476)
Proceeds from sale of property, plant and equipment and assets held for sale	47	2,260	4,395
Payments for net assets of businesses acquired	(3,068)	(15,038)	(10,500)
Purchase of long-term investments	(163)	(103)	—
Maturities of long-term investments	—	—	8,835
Other	1,849	—	—
Net cash used in investing activities	(18,736)	(24,557)	(12,746)
Financing activities
Proceeds from stock issuances	15,524	2,133	5,718
Restricted stock tax withholdings	(99)	—	—
Repayments of long-term debt	(19,776)	(355)	(333)
Net cash (used in) provided by financing activities	(4,351)	1,778	5,385
Effect of exchange rate changes on cash and cash equivalents	(381)	2,092	(192)
Net increase (decrease) in cash and cash equivalents	22,547	24,223	(6,554)
Cash and cash equivalents at beginning of year	124,499	100,276	106,830
Cash and cash equivalents at end of year	$147,046	$124,499	$100,276

See accompanying notes.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements
December 31, 2006

1.  Description of Business and Significant Accounting Policies

Business

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, research and industrial, semiconductor, high brightness light emitting diode (“HB-LED”) and wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes, personal music/video players and personal digital assistants. Our broad line of products feature leading edge technology and allow customers to improve time-to-market of their next generation products. Veeco’s products are also enabling advancements in the growing fields of nanoscience, nanobiology and other areas of scientific and industrial research.

Veeco’s process equipment products precisely deposit or remove (etch) various materials in the manufacturing of advanced thin film magnetic heads (“TFMHs”) for the data storage industry, HB-LED/wireless devices (such as power amplifiers and laser diodes) and semiconductor devices. Veeco’s key Process Equipment technologies include ion beam etch, ion beam, physical vapor and atomic layer deposition, dicing and slicing products sold mostly to manufacturers of hard disk drives and metal organic chemical vapor deposition (“MOCVD”) and molecular beam epitaxy (“MBE”) products sold to manufacturers of HB-LEDs and wireless telecommunications devices.

Veeco’s metrology equipment (atomic force microscopes (“AFM”s) and optical profilers) is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco’s metrology solutions are also used by many universities, scientific laboratories and industrial applications. Veeco sells its broad line of AFMs, scanning probe microscopes (“SPM”s), optical interferometers and stylus profilers to thousands of universities, research facilities and scientific centers worldwide.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Veeco, its subsidiaries and an entity in which it has a controlling interest. Intercompany items and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with EITF 00-21, Revenue Arrangements

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recognized for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recognized as deferred profit in the accompanying consolidated balance sheets. At December 31, 2006 and 2005, $0.3 million and $0.5 million, respectively, are recognized in deferred profit.

Service and maintenance contract revenues are recognized as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contracts.

Cash Flows

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Interest paid during 2006, 2005 and 2004 was approximately $9.2 million, $10.2 million and $10.2 million, respectively. Income taxes paid in 2006, 2005 and 2004 were approximately $2.9 million, $3.8 million and $4.3 million, respectively.

During the year ended December 31, 2006, the Company had non-cash items excluded from the Consolidated Statements of Cash Flows of approximately $6.6 million. This amount consisted of (1) $1.5 million reflecting the transfer of demonstration and lab equipment from property, plant and equipment to inventory; (2) $1.0 million for the transfer of inventory to property, plant and equipment; and (3) $3.5 million fair value of assets acquired and $0.6 million of liabilities assumed in connection with the consolidation of a variable interest entity (See Note 2—Business Combinations).

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

During the year ended December 31, 2005, the Company had non-cash items excluded from the Consolidated Statements of Cash Flows of approximately $6.5 million. This amount consisted of (1) $1.8 million of purchase price allocation adjustments relating to the acquisition of Manufacturing Technology Inc., which resulted in a corresponding increase to goodwill; (2) $1.6 million for the transfer of property, plant and equipment to inventory;  (3) $1.1 million for the accrual of a contingent earn-out payment to the former shareholders of Nanodevices Inc. related to the achievement of certain revenue targets, which was paid  in the second quarter of 2006, and has been reflected as additional goodwill; and (4) $2.0 million for the accrual of a contingent earn-out payment to the former owner of TurboDisc, related to the achievement of certain revenue targets which was paid in the first quarter of 2006, and has been reflected as additional goodwill.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. The Company’s policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of management’s estimated usage for the next 12 month’s requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to Veeco’s future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

Depreciable Assets

Depreciation and amortization are generally computed by the straight-line method and are charged to operations over the estimated useful lives of depreciable assets. Leasehold improvements are amortized over the lesser of the useful life of the leasehold improvement and the lease term.

Capitalized Software Costs

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed and the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), to account for its software development costs. The capitalization of software costs includes costs incurred by Veeco in developing products that qualify for capitalization as well as costs to purchase and develop software for internal use. The Company capitalizes costs associated with product development, coding, and testing subsequent to establishing technological feasibility of the product. Technological feasibility is established after completion of a detailed program design or working model. Capitalization of computer software costs ceases upon a product’s general availability release. Capitalized software development costs are amortized over the estimated useful life of the software product starting from the date of general availability. Amortization expense of $0.8 million related to capitalized costs incurred in developing products is included in cost of sales in the accompanying Consolidated Statements of Operations for the year ended December 31, 2006. Costs incurred during the application-development stage for software bought and developed for internal use have been capitalized. Costs incurred in the development phase are capitalized and amortized over the estimated useful life of the software developed.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

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

2007	$11,791
2008	8,997
2009	7,428
2010	7,176
2011	5,974

Costs of applying for and registering specific patents are classified as other intangible assets in the consolidated balance sheets of the Company. As of December 31, 2006 and 2005, the Company had net capitalized patent costs of $3.7 million and $3.6 million, respectively. Costs to defend certain patents are being capitalized by the Company. If the Company is not successful in defending the patents, these costs may be required to be written down.

The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation periods, the carrying value of such assets is reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. During 2004, $0.8 million of impairment charges relating to certain long-lived assets were recognized (see Note 7). No asset impairment charges were recognized during 2006 and 2005.

Goodwill and Other Indefinite-Lived Intangibles

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

The Company reviewed its business and determined it has four reporting units that are required to be reviewed for impairment in accordance with the standard. The four reporting units are Ion Beam and Mechanical Process Equipment, Epitaxial Process Equipment, AFM and Optical Metrology. Together, Ion Beam and Mechanical Process Equipment and Epitaxial Process Equipment comprise the Process Equipment operating segment. AFM and Optical Metrology comprise the Metrology operating segment.

During the fourth quarters of 2006 and 2005, the Company performed the required annual impairment test, and based upon the judgment of management, determined that no impairment exists.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

Changes in the Company’s goodwill during 2006 and 2005 are as follows (in thousands):

	2006	2005
Balance as of January 1	$99,622	$94,645
MTI purchase price allocation adjustment	—	1,816
Nanodevices earnout	—	1,149
TurboDisc earnout	—	2,012
Fluens acquisition	1,276	—
Balance as of December 31	$100,898	$99,622

The Company has $7.9 million of indefinite-lived intangible assets, consisting of trademarks and tradenames, as of December 31, 2006 and 2005.

Derivative Financial Instruments

The Company uses derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, the Company’s operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, the Company enters into monthly forward contracts. The Company does not use derivative financial instruments for trading or speculative purposes. The Company’s forward contracts do not subject it to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings. The aggregate foreign currency exchange loss included in determining consolidated results of operations was approximately $0.3 million, $0.5 million and $0.2 million in 2006, 2005 and 2004, respectively. Included in the aggregate foreign currency exchange loss were (losses) gains relating to forward contracts of ($0.2) million, $0.2 million, and $0.0 million in 2006, 2005 and 2004, respectively. These amounts were recognized and included in other (income) expense, net. As of December 31, 2006, approximately $0.1 million of gains related to forward contracts were included in prepaid expenses and other current assets, and cash in an amount equivalent to such gains was subsequently received in January 2007. As of December 31, 2005, approximately $0.1 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2006. On December 28, 2006 and December 30, 2005, the Company entered into forward contracts for the months of January 2007 and 2006 for the notional amounts of approximately $1.3 million and $16.9 million, respectively. The fair values of the contracts at inception were zero, which did not significantly change at December 31, 2006 and 2005.

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
December 31, 2006

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

Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income of $3.6 million and $3.0 million at December 31, 2006 and 2005 respectively, is primarily due to foreign currency translation adjustments.

Research and Development Costs

Research and development costs are charged to expense as incurred and include expenses for the development of new technology and the transition of the technology into new products or services. The Company charged to research and development expense $61.9 million, $60.4 million and $58.3 million during 2006, 2005 and 2004, respectively.

Advertising Expense

The cost of advertising is expensed as of the first showing of each advertisement. The Company incurred $3.5 million, $3.4 million and $4.3 million in advertising costs during 2006, 2005 and 2004, respectively.

Share-Based Compensation

As of December 31, 2006, the Company has stock option and restricted stock plans, which are described more fully in Note 5. The Company also assumed certain stock option plans and agreements in connection with various acquisitions, as also discussed in Note 5. Prior to 2006, the Company accounted for these stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and generally, no compensation expense was reflected in net income as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was adopted using the modified prospective method of application, which requires Veeco to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in prior periods. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under previous accounting literature, which  has the effect of reducing consolidated cash flows from operations and increasing cash flows from financing activities in periods after adoption. For the

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

year ended December 31, 2006, the Company did not recognize any amount of consolidated financing cash flows for such excess tax deductions.

For the year ended December 31, 2006, the Company granted 161,200 stock options and 240,650 restricted common stock awards and units to its directors, officers and employees. As a result of adopting SFAS No. 123(R), the Company’s net income for the year ended December 31, 2006, was $0.6 million lower than if it had continued to account for share-based compensation under APB No. 25. Net income per common share and diluted net income per common share for the year ended December 31, 2006, are each $0.02 lower than if the Company had continued to account for share-based compensation under APB No. 25. As of  December 31, 2006, the total unrecognized compensation cost related to nonvested stock awards and option awards is $4.2 million and $1.3 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.3 years for the nonvested stock awards and 2 years for option awards.

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

	December 31,
	2005	2004
	(In thousands, except per share amounts)
Net loss, as reported	$(897)	$(62,555)
Add: Stock-based employee compensation expense included in reported net loss	138	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	32,576	18,499
Pro forma net loss	$(33,335)	$(81,054)
Loss per share:
Net loss per common share, as reported	$(0.03)	$(2.11)
Net loss per common share, pro forma	$(1.11)	$(2.73)
Diluted net loss per common share, as reported	$(0.03)	$(2.11)
Diluted net loss per common share, pro forma	$(1.11)	$(2.73)

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

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

Earnings (Loss) Per Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Weighted average shares outstanding	30,492	29,921	29,650
Dilutive effect of stock options and restricted stock awards and units	567	—	—
Diluted weighted average shares outstanding	31,059	29,921	29,650

Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 223,000 and 493,000 common equivalent shares for the years ended December 31, 2005 and 2004, respectively, and the assumed conversion of subordinated convertible debentures into approximately 5.3 million, 5.7 million and 5.7 million common equivalent shares is antidilutive for 2006, 2005 and 2004, respectively and, therefore, is not included in the diluted weighted average shares outstanding.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting and disclosure for income taxes by defining the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. It also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition and disclosure provisions of Statement No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

after December 15, 2008. The Company adopted the recognition and disclosure provisions of this statement for the year ended December 31, 2006. The adoption of this statement had no impact on the Company’s consolidated financial position and results of operations.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation. Capitalized software, which was previously classified as Other assets, has been reclassified to Other intangible assets in the Company’s Consolidated Balance Sheet.

2.  Business Combinations

Fluens Corporation

In 2006, Veeco invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation (“Fluens”). Approximately 31% of Fluens is owned by a Vice President of one of Veeco’s business units. Veeco and Fluens plan to jointly develop a next-generation process for high-rate deposition of aluminum oxide for data storage applications. If this development is successful and upon the satisfaction of certain additional conditions by May 2009, Veeco will be obligated to purchase the balance of the outstanding stock of Fluens for $3.0 million plus an earn-out payment based on future performance.

Veeco determined that Fluens is a variable interest entity and that Veeco is its primary beneficiary as defined by FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, which requires Veeco to consolidate the results of Fluens’ operations from the acquisition date. As such, Fluens’ results of operations for the period from May 1, 2006 through December 31, 2006 are included within the Process Equipment segment in the accompanying Consolidated Statements of Operations, and Veeco has attributed the 80.1% portion of Fluens that it does not own to noncontrolling interest in its consolidated financial statements. As part of the acquisition accounting, Veeco recorded $1.2 million of in-process technology, which was written off during 2006. Fluens’ results of operations prior to the acquisition were not material to the Consolidated Statements of Operations.

Manufacturing Technology, Inc.

On October 5, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Manufacturing Technology Inc. (“MTI”) based in Ventura, California, for $9.5 million in cash. The MTI business includes the assets necessary for engineering, design and manufacturing of slicing and dicing systems ranging from research and development to high-volume production systems, and MTI’s intellectual property. Additionally, the Company assumed and modified a lease with the former owner of MTI to lease MTI’s 125,000 square foot manufacturing facility in Ventura, California. The lease period is for an initial term of five years with an option to renew for an additional five years. At the time of the acquisition, approximately 70 MTI employees became employees of Veeco. The acquisition was accounted for under the purchase method of accounting. Results of operations prior to the acquisition were not material to the Consolidated Statements of Operations. The results of operations for MTI for the period from October 6, 2004 through December 31, 2004 and for the years ended December 31, 2005 and 2006, are included within the Process Equipment segment of the Company in the accompanying Consolidated Statements of Operations.

The purchase price was allocated to the net assets acquired, based upon their estimated fair values, as determined by an independent appraisal. The purchase price was allocated to intangible assets as follows:

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

approximately $6.3 million to goodwill, which is not amortizable under SFAS No. 142; $2.8 million to core technology, amortizable over ten years; $1.2 million to customer related intangibles, amortizable over a period of between six months and ten years; $1.5 million to trademarks and trade names assigned an indefinite life and $0.02 million to non-compete agreements, amortizable over one year. The purchased in-process technology, which totaled $0.6 million, includes the value of products in the development stage, which have not reached technological feasibility and for which there are no alternative future uses. Accordingly, this amount was expensed at the acquisition date. MTI’s in-process technology value was comprised of programs related to a Stripe Height Grinder and a Grind/Slice system that were approximately 50% and 75% complete, respectively, at the date of acquisition. The value assigned to purchased in-process technology was determined using the income approach, which involves estimating the discounted after-tax cash flows attributable to projects, based on the projects’ stage of completion. The rate used to discount net cash flows to their present value was 24%. During 2005, the Company cancelled the Stripe Height Grinder and the Grind/Slice system programs.

In conjunction with the plan to consolidate the facilities of MTI and Advanced Imaging, Inc. (“Aii”) (see Note 7), the Company recognized the costs associated with the MTI lease and costs to involuntarily terminate and relocate employees of MTI as liabilities assumed as of the consummation date of the acquisition and included approximately $5.2 million in the allocation of the purchase price in accordance with Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This amount primarily consists of future lease payments related to the former MTI facilities located in Ventura, California. During 2005, the Company moved the MTI operations into Aii’s Camarillo, California location and vacated the Ventura facilities. The Company has subleased part of a building and has been marketing the remaining portions of this facility for sublease. Purchase price allocation adjustments of $1.8 million were recognized in 2005, which resulted in an increase to goodwill equal to such amount, which was primarily due to an adjustment in the liability recorded for the assumed lease based on changes in sublease income estimates. As of December 31, 2006, $2.1 million of the liability related to the lease remains outstanding, which is expected to be utilized over the remaining lease term.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

3.  Balance Sheet Information (in thousands)

	December 31,
	2006	2005
Inventories:
Raw materials	$52,686	$45,357
Work in process	35,524	33,307
Finished goods	12,145	10,240
	$100,355	$88,904

	December 31,		Estimated
	2006	2005	Useful Lives
Property, plant and equipment:
Land	$9,274	$9,274
Buildings and improvements	40,913	40,712	10-40 years
Machinery and equipment	105,759	92,240	3-10 years
Leasehold improvements	5,651	5,534	3-7 years
	161,597	147,760
Less accumulated depreciation and amortization	88,087	77,954
	$73,510	$69,806

	December 31,
	2006	2005
Accrued expenses:
Payroll and related benefits	$22,578	$21,423
Sales, use and other taxes	3,810	3,385
Customer deposits and advanced billings	6,407	5,732
Warranty	7,118	6,671
Acquisition-related earn-out payments	—	3,161
Other	8,801	10,797
	$48,714	$51,169

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

	2006	2005
Balance as of beginning of year	$6,671	$6,771
Warranties issued during the period	7,123	6,643
Settlements made during the period	(6,676)	(6,743)
Balance as of end of year	$7,118	$6,671

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

4. Debt

Credit Facility

The Company has a revolving credit facility which provides for borrowings of up to $50.0 million (the “Facility”). The Facility’s annual interest rate is a floating rate equal to the prime rate of the agent bank plus  1/4% and is adjustable to a minimum rate equal to the prime rate in the event the Company’s ratio of debt to cash flow is below a defined amount. A LIBOR based interest rate option is also provided. Borrowings under the Facility may be used for general corporate purposes, including working capital requirements and acquisitions. The Facility contains certain restrictive covenants, which among other requirements, impose limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The Company was in compliance with these restrictive covenants as of December 31, 2006. The Company is required to satisfy certain financial tests under the Facility and substantially all of the assets of the Company and its material domestic subsidiaries, other than real estate, have been pledged to secure the Company’s obligations under the Facility. As of December 31, 2006 and 2005, no borrowings were outstanding under the Facility. The Company had unsecured letters of credit outstanding at December 31, 2006 and 2005 of $3.2 million and $1.4 million, respectively. The Facility expires on March 14, 2008.

Long-term Debt

Long-term debt is summarized as follows (in thousands):

	December 31,
	2006	2005
Convertible subordinated debt	$200,000	$220,000
Mortgage notes payable	9,069	9,445
Other	135	135
	209,204	229,580
Less current portion	5,597	375
	$203,607	$229,205

Convertible Subordinated Debt

On December 21, 2001, the Company issued $200.0 million of unsecured 4.125% convertible subordinated notes due December 2008, and on January 3, 2002, the Company issued an additional $20.0 million of unsecured convertible subordinated notes pursuant to the exercise of an over-allotment option. At December 31, 2005, $220.0 million of these notes were outstanding which had a fair market value of $206.8 million. At December 31, 2006, $200.0 million of these notes were outstanding which had a fair market value of $196.0 million. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $38.51 per share. The Company pays interest on these notes on June 21 and December 21 of each year. The notes will mature on December 21, 2008. The notes may be redeemed at the option of the Company at the redemption prices set forth in the indenture governing the notes.

During the first quarter of 2006, the Company repurchased $20.0 million of its notes, reducing the amount outstanding from $220.0 million to $200.0 million. The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

the repurchase, the Company recorded a net gain from the early extinguishment of debt in the amount of $0.3 million.

During the first quarter of 2007, the Company repurchased $46.0 million of its notes. Veeco paid $45.2 million in cash for the repurchase, of which $45.0 million related to principal and $0.2 million related to accrued interest. As a result of this repurchase, the amount of Veeco’s convertible subordinated notes outstanding was reduced to $154.0 million and Veeco recorded a net gain of $0.6 million.

Mortgage Notes Payable

Long-term debt at December 31, 2006, also consists of two mortgage notes payable, which are secured by certain land and buildings with carrying amounts aggregating approximately $15.7 million and $16.4 million at December 31, 2006 and December 31, 2005, respectively. One mortgage note payable ($5.4 million at December 31, 2006 and $5.7 million at December 31, 2005) bears interest at an annual rate of 4.75%. The fair market value of this note at December 31, 2006 and 2005 was approximately $5.3 million and $5.8 million, respectively. This note is being amortized over a period of 25 years with the final payment due on December 1, 2007. The second mortgage note payable ($3.6 million at December 31, 2006 and $3.8 million at December 31, 2005) bears interest at an annual rate of 7.91%, with the final payment due on January 1, 2020. The fair market value of this note at December 31, 2006 and 2005 was approximately $4.0 million and $4.1 million, respectively.

Long-term debt matures as follows (in thousands):
2007	$5,597
2008	200,316
2009	196
2010	212
2011	229
Thereafter	2,654
209,204
Less current portion	5,597
$203,607

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

5. Stock Compensation Plans and Shareholders’ Equity

Stock Option and Restricted Stock Plans

The Company has several stock option and restricted stock plans. The Veeco Instruments Inc. 2000 Stock Incentive Plan, as amended (the “2000 Plan”), was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of up to 8,530,000 options (2,174,724 options are available for future grants as of December 31, 2006) to purchase shares of common stock of the Company. Stock options granted pursuant to the 2000 Plan expire after seven years and generally become exercisable over a three-year period following the grant date. However, grants made under the 2000 Plan between June 17, 2005 and December 23, 2005 became exercisable on or before December 31, 2005, and are subject to a resale restriction which provides that the shares issuable upon exercise of the option may not be transferred prior to the second anniversary of the option grant date. In addition, the 2000 Plan provides for automatic annual grants of 5,000 shares of restricted stock to each member of the Board of Directors of the Company who is not an employee of the Company. Up to 1,700,000 of the awards authorized under the 2000 Plan may be issued in the form of restricted stock (1,441,050 shares of which are available for future grants as of December 31, 2006). For the year ended December 31, 2006, the Company granted 197,150 shares of restricted common stock and 3,500 restricted stock units to key employees, which vest over three years, and in May 2006, granted 40,000 shares of restricted common stock to the non-employee members of the Board of Directors, which vest over a period of one year.  The Company cancelled 5,234 shares of restricted stock in 2006 due to executives electing to receive fewer shares in lieu of paying withholding taxes.

A summary of the Company’s restricted stock awards including restricted stock units as of December 31, 2006, is presented below:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of year	45	$15.60
Granted	241	23.48
Vested	(15)	15.60
Forfeited	(27)	23.61
Nonvested at December 31, 2006	244	$22.50

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

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, as amended, (the “Directors’ Option Plan”), provided for automatic annual grants of stock options to each member of the Board of Directors of the Company who is not an employee of the Company. Such options are exercisable immediately and expire after ten years.

The Non-Officer Plan, the 1992 Plan and the Directors’ Option Plan have been frozen; and, thus, there are no options available for future grant as of December 31, 2006 under these plans.

In addition to the plans described above, the Company assumed certain stock option plans and agreements relating to the merger in September 2001 with Applied Epi, Inc. (“Applied Epi”). These stock option plans do not have options available for future grants. Options granted under these plans expire after ten years from the date of grant. Options granted under two of the plans vested over three years and options granted under one of the plans vested immediately. As of December 31, 2006, there are 197,192 options outstanding under the various Applied Epi plans. In addition, Veeco assumed certain warrants related to Applied Epi, which were in effect prior to the merger with Veeco. These warrants expired in February 2006.

In May 2000, the Company assumed certain stock option plans and agreements related to CVC, Inc. (“CVC”) and Commonwealth Scientific Corporation, a subsidiary of CVC, which were in effect prior to the merger with Veeco. These plans do not have options available for future grants. The options granted under these plans generally vested over a three to five year period and expire five to ten years from the date of grant. As of December 31, 2006, there are 8,765 options outstanding under the various CVC and Commonwealth Scientific Corporation plans.

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

The fair value of each option granted during the year ended December 31, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average expected stock-price volatility	40%
Weighted-average expected option life	3 years
Average risk-free interest rate	4.96%
Average dividend yield	0%

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

The fair value of each option grant that was unvested as of January 1, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average expected stock-price volatility	60%
Weighted-average expected option life	4 years
Average risk-free interest rate	3.64%
Average dividend yield	0%

A summary of the Company’s stock option plans as of and for the year ended December 31, 2006, is presented below:

	Shares (000’s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	7,834	$24.80
Granted	161	23.15
Exercised	(842)	18.17
Forfeited (including cancelled options)	(790)	25.32
Outstanding at December 31, 2006	6,363	$25.58	$5,585	3.2
Options exercisable at December 31, 2006	6,157	$25.72	$5,444	3.1

The weighted-average grant date fair value of stock options granted for the years ended December 31, 2006, 2005 and 2004 was $7.45, $7.97 and $11.58, respectively, per option. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.5 million, $0.6 million and $2.4 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006 (000’s)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding at December 31, 2006 (000’s)	Weighted- Average Exercise Price
$0.27	93	4.0	$0.27	93	$0.27
10.26-15.35	151	4.6	14.50	127	14.53
15.45-22.80	3,308	3.9	19.43	3,252	19.43
23.61-35.00	1,973	2.4	29.66	1,847	30.07
35.75-50.60	778	0.8	44.25	778	44.25
54.35-72.00	60	2.2	55.92	60	55.92
	6,363	3.2	$25.58	6,157	$25.72

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

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

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

Employee Stock Purchase Plan

Under the Veeco Instruments Inc. Amended and Restated Employee Stock Purchase Plan (the “ESP Plan”), the Company is authorized to issue up to 2,000,000 shares of common stock to its full-time U.S. employees, nearly all of whom are eligible to participate. Under the terms of the ESP Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock as of December 31, 2006 was 95% of the end-of-offering period market price and qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code.

Shares Reserved for Future Issuance

As of December 31, 2006, the Company has reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and grant of restricted stock	8,541,137
Issuance upon conversion of subordinated debt	5,193,456
Issuance of shares pursuant to the ESP Plan	1,446,385
Total shares reserved	15,180,978

Preferred Stock

The Board of Directors of the Company has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board or Directors.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

6. Income Taxes

Income (loss) before income taxes in the accompanying Consolidated Statements of Operations consists of (in thousands):

	Year ended December 31,
	2006	2005	2004
Domestic	$4,789	$(7,850)	$(27,398)
Foreign	13,729	11,348	7,370
	$18,518	$3,498	$(20,028)

Significant components of the provision (benefit) for income taxes are presented below (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$227	$34	$—
Foreign	3,310	2,939	2,696
State	168	149	98
Total current provision for income taxes	3,705	3,122	2,794
Deferred:
Federal	77	1,554	39,732
Foreign	305	225	(831)
State	872	(506)	832
Total deferred provision for income taxes	1,254	1,273	39,733
Total provision for income taxes	$4,959	$4,395	$42,527

The following is a reconciliation of the income tax provision (benefit) computed using the Federal statutory rate to the Company’s actual income tax provision (in thousands):

	Year ended December 31,
	2006	2005	2004
Tax provision (benefit) at U.S. statutory rates	$6,481	$1,225	$(7,010)
State income tax benefit (net of federal benefit)	981	(409)	(2,052)
Nondeductible expenses	263	245	272
Noncontrolling interest in acquisition	594	—	—
Equity compensation	297	—	—
Research and development tax credit	(23)	(650)	(1,766)
Benefit of extraterritorial income exclusion	(2,586)	(3,717)	(1,015)
Net change in valuation allowance	(2,212)	7,170	53,963
Foreign tax rate differential	1,217	329	(212)
Other	(53)	202	347
	$4,959	$4,395	$42,527

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Inventory valuation	$10,989	$12,797
Domestic net operating loss carryforwards	47,241	53,179
Tax credit carryforwards	17,212	14,419
Foreign net operating loss carryforwards	587	603
Warranty and installation	1,973	2,193
Other accruals	3,195	5,117
Other	5,427	5,332
Total deferred tax assets	86,624	93,640
Valuation allowance	(67,770)	(69,982)
Net deferred tax assets	18,854	23,658
Deferred tax liabilities:
Depreciation	985	579
Purchased intangible assets	16,498	20,253
DISC termination	803	1,004
Noncontrolling interest in acquisition	426	—
Total deferred tax liabilities	18,712	21,836
Net deferred taxes	$142	$1,822

U.S. income taxes have not been provided for approximately $11.1 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were repatriated, additional foreign withholding taxes of approximately $0.8 million would be payable. No additional U.S. tax would be due based on available net operating loss and tax credit carryforwards.

The Company has domestic net operating loss carryforwards of approximately $115.2 million for financial reporting purposes and $126.1 million for tax purposes, which expire at various times between 2020 and 2025. The net operating loss carryforward amounts differ for tax and financial reporting purposes due to certain temporary differences and the application of the with and without method of accounting for equity compensation as provided for under  SFAS No. 123(R). The Company also has credit carryforwards of approximately $17.2 million, consisting primarily of research and development credits, which expire at various times between 2017 and 2026, and foreign tax credits, which expire between 2012 and 2016.

For the year ended December 31, 2004, the Company recognized a charge of approximately $54.0 million to establish a valuation allowance against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences. At December 31, 2005, the Company’s valuation allowance was $70.0 million. The valuation allowance of $67.8 million at December 31, 2006, decreased by approximately $2.2 million in 2006, principally due to the utilization of net operating loss carryforwards which were partially offset by an increase to the valuation allowance relating to the current year foreign tax credit. The valuation allowance

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which places primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical losses and the losses incurred in 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated. The Company’s remaining net deferred tax asset of approximately $0.1 million at December 31, 2006 principally relates to $2.6 million of deferred tax assets pertaining to its foreign operations, offset by a $2.5 million net deferred tax liability pertaining to its domestic operations. The net deferred tax asset of approximately $1.8 million at December 31, 2005 principally relates to $2.9 of deferred tax assets pertaining to its foreign operations, offset by a $1.1 million net deferred tax liability pertaining to its domestic operations.

It is the Company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The Company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2006 and 2005, the Company accrued $1.5 million and $1.4 million, respectively, for probable contingencies. To the extent the Company was to prevail in matters for which accruals have been established or be required to pay amounts in excess of accruals, the Company’s effective tax rate in a given financial statement period could be affected.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

7. Commitments and Contingencies and Other Matters

During the fourth quarter of 2005, the Company announced a plan to reduce employment levels by approximately 5% in an effort to improve long-term profitability and continue cost reduction initiatives.  This action was completed during the third quarter of 2006.

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

2005 Restructuring Expenses

In conjunction with a cost reduction plan announced by the Company in October 2005 to reduce employee headcount by approximately 5%, the Company recognized a restructuring charge of approximately $1.2 million. The $1.2 million charge consisted of personnel severance costs for approximately 37 employees which included management, administration and manufacturing employees located at the Company’s Plainview, New York, Camarillo, California, and Somerset, New Jersey Process Equipment operations, and the Santa Barbara, California Metrology operations. As of December 31, 2006 the entire accrual was expended.

A reconciliation of the liability for the restructuring charge during 2005 for severance costs is as follows (in millions):

	Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$0.8	$0.4	$—	$1.2
Cash payments during 2005	0.2	0.1	—	0.3
Cash payments during 2006	0.6	0.3	—	0.9
Balance as of December 31, 2006	$—	$—	$—	$—

2004 Merger, Restructuring, Asset Impairment and Other Expenses

In conjunction with the plan announced by the Company in October 2004 to reduce employment levels by 10% in 2005 and in connection with the MTI acquisition, the Company recognized merger, restructuring and other expenses of approximately $3.6 million in the fourth quarter of 2004. The $3.6 million charge consisted of $2.8 million of personnel severance costs and a $0.8 million accrual for costs related to the internal investigation of improper accounting transactions at its TurboDisc business unit. The Company also recognized $0.8 million of asset impairment charges in the Process Equipment segment related to the consolidation of the Aii and MTI business.

In conjunction with the acquisition of MTI in October 2004, Veeco implemented a plan to rationalize a certain product line of Aii, as well as consolidate manufacturing facilities of Aii and MTI. Even though many of the products of MTI were complimentary to Aii’s products in terms of overall device thin film head control, there was some overlap within a product line, as well as excess capacity at both the Aii and MTI facilities. As a result, the Company recognized an inventory write-down of approximately $0.5 million (included in cost of sales). In addition, as a result of the acquisition of MTI and the resulting plan of consolidation of the two facilities, certain long lived assets of Aii were classified as held for sale as of December 31, 2004. In accordance with SFAS No. 144, these long lived assets are measured at the lower of

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

their carrying amount or fair value less estimated costs to sell. Accordingly, an impairment charge of $0.8 million was recognized by the Company. Fair value was determined by the Company based upon the actual sale proceeds, which were received in February 2005.

The $2.8 million charge for personnel costs included severance related costs for approximately 107 employees, which included management, administration and manufacturing employees located at the Company’s Plainview, New York, Camarillo, California, Somerset, New Jersey and St. Paul, Minnesota Process Equipment operations, the Santa Barbara, California and Tucson, Arizona Metrology facilities, the sales and service offices located in France, England and Singapore, and the corporate offices in Woodbury, New York. As of December 31, 2005, the entire accrual had been expended.

The $0.8 million charge for costs related to the internal investigation of improper accounting transactions at the Company’s TurboDisc business unit include accounting, legal and other auditing fees performed by external consultants who assisted with the investigation. As of December 31, 2005, the entire amount was paid.

A reconciliation of the liability for the restructuring and other charges during 2004 for severance and investigation costs is as follows (in millions):

	Process Equipment	Metrology	Unallocated Corporate	Total
Charged to accrual	$1.4	$0.4	$1.8	$3.6
Cash payments during 2004	0.3	0.1	0.3	0.7
Cash payments during 2005	1.1	0.3	1.5	2.9
Balance as of December 31, 2005	$—	$—	$—	$—

Minimum Lease Commitments

Minimum lease commitments as of December 31, 2006 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows (in thousands):

2007	$4,200
2008	2,904
2009	2,428
2010	1,884
2011	1,242
Thereafter	1,072
$13,730

Rent charged to operations amounted to $5.6 million, $5.7 million and $4.9 million in 2006, 2005 and 2004, respectively. In addition, the Company is obligated under such leases for certain other expenses, including real estate taxes and insurance.

Royalties

The Company has arrangements with a number of third parties to use patents in accordance with license agreements. Royalties and license fees expensed under these agreements approximated $1.5 million, $1.5 million and $1.3 million in 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

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

Litigation

In re Veeco Instruments Inc. Securities Litigation and Shareholder Derivative Litigation

Veeco and certain of its officers have been named as defendants in a securities class action lawsuit consolidated in August 2005 that is pending in federal court in the Southern District of New York (the “Court”). The lawsuit arises out of the restatement in March 2005 of Veeco’s financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of the Company’s discovery of certain improper accounting transactions at its TurboDisc business unit. The plaintiffs in the lawsuit seek unspecified damages and assert claims against all defendants for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and claims against the individual defendants for violations of Section 20(b) of the Exchange Act. The Court has certified a plaintiff class for the lawsuit consisting of all persons who acquired the Company’s securities during the period from April 26, 2004 through February 10, 2005. The parties are currently involved in the discovery process. Although the Company believes this lawsuit is without merit and intends to defend vigorously against the claims, the lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation.

In addition, three shareholder derivative lawsuits filed in March and April of 2005 have been consolidated and are also pending before the Court. The plaintiffs in the consolidated derivative action assert that the Company’s directors and certain of its officers breached fiduciary duties in connection with the improper accounting transactions at the TurboDisc business unit. The plaintiffs in the consolidated derivative action seek unspecified damages allegedly sustained by the Company and the return of all bonuses, restricted stock, stock options and other incentive compensation. The parties are currently involved in the discovery process on this action. An unfavorable outcome or prolonged litigation in these matters could materially harm the Company’s business.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

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

Concentrations of Credit Risk

The Company’s business depends in large part upon the capital expenditures of data storage, HB-LED/wireless and semiconductor manufacturers, as well as research and industrial customers, which accounted for the following percentages of the Company’s net sales:

	December 31,
	2006	2005	2004
Data Storage	42%	41%	32%
HB-LED/wireless	20%	15%	25%
Semiconductor	13%	17%	14%
Research and Industrial	25%	27%	29%

Sales to Seagate Technology, Inc., accounted for approximately 18%, 15% and 10% of the Company’s net sales during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, accounts receivable due from Seagate represented approximately 14% and 19% of aggregate accounts receivable, respectively. Sales to Hitachi Ltd., accounted for approximately 10%, 9% and 6% of the Company’s net sales during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, accounts receivable due from Hitachi represented approximately 13% and 8% of aggregate accounts receivable, respectively. Both of the Company’s segments sell to these major customers.

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

	December 31,
	2006	2005
United States	$25,353	$26,830
Europe	17,818	18,109
Japan	20,648	17,696
Asia Pacific	22,682	26,586
Other	88	9
	$86,589	$89,230

Suppliers

The Company currently uses numerous suppliers, however, some key parts may be obtained only from a single supplier or a limited group of suppliers. Failure of any of these suppliers to perform in a timely or quality manner could negatively impact Veeco’s revenues and results of operations.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

8. Foreign Operations, Geographic Area and Product Segment Information

Net sales and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2006	2005	2004	2006	2005	2004
United States	$145,635	$136,489	$146,082	$242,056	$250,786	$261,992
Foreign Countries	295,399	273,701	244,361	1,257	1,317	1,646
	$441,034	$410,190	$390,443	$243,313	$252,103	$263,638

Net sales related to the Company’s operations in Japan for the years ended December 31, 2006, 2005 and 2004 were $57.2 million, $66.5 million and $67.3 million, respectively. Net sales related to the Company’s operations in Asia Pacific for the years ended December 31, 2006, 2005 and 2004 were $168.9 million, $125.7 million and $108.6 million, respectively. Net sales related to the Company’s operations in Europe for the years ended December 31, 2006, 2005 and 2004 were $69.3 million, $81.5 million and $68.5 million, respectively.

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

The Company evaluates the performance of its reportable segments based on income or loss from operations before interest, income taxes and amortization (“EBITA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Items excluded from segment profit primarily consist of interest, amortization, income taxes, corporate expenses, as well as other unusual items, including charges for purchased in-process technology, restructuring and asset impairment charges, merger-related costs and the gain on extinguishment of debt. Corporate expenses are comprised primarily of general and administrative expenses.

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

The following table presents certain data pertaining to the reportable product segments of the Company and a reconciliation of EBITA to income (loss) before income taxes and noncontrolling interest for the years ended, and at December 31, 2006, 2005 and 2004 (in thousands):

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Year ended December 31, 2006
Net sales	$268,878	$172,156	$—	$441,034
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$28,444	$23,281	$(12,064)	$39,661
Interest expense, net	—	—	4,268	4,268
Amortization expense	13,180	1,815	1,050	16,045
Write-off of purchased in-process technology	1,160	—	—	1,160
Gain on extinguishment of debt	—	—	(330)	(330)
Income (loss) before income taxes and noncontrolling interest	$14,104	$21,466	$(17,052)	$18,518
Total assets as of December 31, 2006	$285,661	$138,140	$165,799	$589,600
Year ended December 31, 2005
Net sales	$227,861	$182,329	$—	$410,190
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$4,326	$35,001	$(10,513)	$28,814
Interest expense, net	—	—	7,568	7,568
Amortization expense	13,471	1,953	1,159	16,583
Merger, restructuring and other expenses	—	—	1,165	1,165
(Loss) income before income taxes and noncontrolling interest	$(9,145)	$33,048	$(20,405)	$3,498
Total assets as of December 31, 2005	$300,617	$132,928	$134,315	$567,860
Year ended December 31, 2004
Net sales	$227,606	$162,837	$—	$390,443
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$539	$21,359	$(8,015)	$13,883
Interest expense, net	—	—	8,470	8,470
Amortization expense	14,145	3,099	1,221	18,465
Merger, restructuring and other expenses	—	—	6,976	6,976
(Loss) income before income taxes and noncontrolling interest	$(13,606)	$18,260	$(24,682)	$(20,028)
Total assets as of December 31, 2004	$328,287	$140,654	$107,972	$576,913

Veeco Instruments Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

The following table sets forth the components of goodwill by business segment at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Process Equipment	$71,530	$70,254
Metrology	29,368	29,368
Total	$100,898	$99,622

Other Significant Items (in thousands):

	Year ended December 31,
	2006	2005	2004
Depreciation and amortization expense:
Process Equipment	$21,935	$22,328	$22,685
Metrology	5,597	4,959	6,075
Unallocated Corporate	2,548	2,524	2,504
Total depreciation and amortization expense	$30,080	$29,811	$31,264
Expenditures for long-lived assets:
Process Equipment	$8,096	$6,935	$8,493
Metrology	7,146	3,259	2,602
Unallocated Corporate	2,159	1,482	4,381
Total expenditures for long-lived assets	$17,401	$11,676	$15,476

9. Defined Contribution Benefit Plan

The Company maintains a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code. Almost all of the Company’s domestic full-time employees are eligible to participate in this plan. Under the plan, Veeco provides matching contributions of fifty cents for every dollar employees contribute up to a maximum of the lesser of 6% of an employee’s eligible compensation or $2,500. The plan also allows the Board of Directors to determine annual discretionary profit sharing contributions at each plan year-end. Generally, the plan calls for vesting of Company contributions over the initial five years of a participant’s employment with the Company.

The Company contributions to the plan in 2006, 2005 and 2004 were $1.8 million, $1.6 million and $1.2 million, respectively.

Schedule II—Valuation and Qualifying Accounts (in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2006:
Allowance for doubtful accounts	$1,860	$322	$527	$26	$2,683
Valuation allowance on net deferred tax assets	69,982	—	2,769	4,981	67,770
	$71,842	$322	$3,296	$5,007	$70,453
Deducted from asset accounts:
Year ended December 31, 2005:
Allowance for doubtful accounts	$2,420	$44	$—	$604	$1,860
Valuation allowance on net deferred tax assets	62,812	6,877	293	—	69,982
	$65,232	$6,921	$293	$604	$71,842
Deducted from asset accounts:
Year ended December 31, 2004:
Allowance for doubtful accounts	$2,458	$173	$—	$211	$2,420
Valuation allowance on net deferred tax assets	7,703	53,963	1,146	—	62,812
	$10,161	$54,136	$1,146	$211	$65,232

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

Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Exhibit 10.1
10.3	Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Exhibit 10.2
10.4	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.5	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.6	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.7*	Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.8*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.9*	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.10*	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.11*	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees’ Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.12*	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.13*	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.14*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3

10.15*	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.16*	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.17*	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.18*	Form of Directors Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective May 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.2
10.19*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.20*	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.21*	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.22*	Veeco Instruments Inc. 2006 Long-Term Cash Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.1
10.23*	Employment Agreement dated as of April 1, 2003 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.3
10.24*	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.5
10.25*	Form of Amendment to Employment Agreements of Edward H. Braun and John F. Rein, Jr., effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.2
10.26*	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.27*	Letter Agreement dated October 31, 2005 between Veeco Instruments Inc., and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1
10.28*	Letter Agreement dated October 31, 2005 between Veeco Instruments Inc., and Jeannine P. Sargent	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.2
10.29*	Form of Amendment to Letter Agreements of John P. Kiernan, Robert P. Oates and Jeannine M. Sargent, effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.30*	Form of Indemnification Agreement entered into between Veeco Instruments Inc. and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1

10.31*	Employment Agreement Amendment—Singapore of Benjamin Loh Gek Lim effective December 12, 2005	Filed herewith
10.32*	Employment Agreement Amendment of Benjamin Loh Gek Lim effective December 6, 2006	Filed herewith
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith

*                    Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.