Form 10-Q
period 2007-03-31
VEECO INSTRUMENTS INC
filed 2007-05-02
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

31,157,482 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on April 30, 2007.

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

•                  The other matters discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report and in the Annual Report on Form 10-K for the year ended December 31, 2006 of Veeco Instruments Inc. (“Veeco” or the “Company”).

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$99,166	$93,918
Cost of sales	55,471	52,149
Gross profit	43,695	41,769
Costs and expenses:
Selling, general and administrative expense	22,806	21,330
Research and development expense	15,389	14,586
Amortization expense	3,909	4,015
Other (income) expense, net	(147)	199
Total operating expenses	41,957	40,130
Operating income	1,738	1,639
Interest expense, net	819	1,378
Gain on extinguishment of debt	(738)	(330)
Income before income taxes and noncontrolling interest	1,657	591
Income tax provision	1,494	833
Noncontrolling interest	(130)	—
Net income (loss)	$293	$(242)

Net income (loss) per common share	$0.01	$(0.01)
Diluted net income (loss) per common share	$0.01	$(0.01)

Weighted average shares outstanding	30,899	30,081
Diluted weighted average shares outstanding	31,281	30,081

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,569	$147,046
Accounts receivable, less allowance for doubtful accounts of $2,697 in 2007 and $2,683 in 2006	81,368	86,589
Inventories	105,620	100,355
Prepaid expenses and other current assets	9,370	9,378
Deferred income taxes	2,861	2,565
Total current assets	293,788	345,933
Property, plant and equipment at cost, less accumulated depreciation of $90,774 in 2007 and $88,087 in 2006	71,675	73,510
Goodwill	100,898	100,898
Purchased technology, less accumulated amortization of $67,929 in 2007 and $64,736 in 2006	40,659	43,852
Other intangible assets, less accumulated amortization of $27,412 in 2007 and $26,740 in 2006	23,896	25,053
Other assets	236	354
Total assets	$531,152	$589,600

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$39,828	$40,588
Accrued expenses	43,404	48,714
Deferred profit	2,882	251
Income taxes payable	2,713	2,723
Current portion of long-term debt	5,524	5,597
Total current liabilities	94,351	97,873
Deferred income taxes	2,662	2,423
Long-term debt	147,563	203,607
Other non-current liabilities	2,176	2,304

Noncontrolling interest	1,512	1,642

Shareholders’ equity	282,888	281,751
Total liabilities and shareholders’ equity	$531,152	$589,600

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income (loss)	$293	$(242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,394	7,315
Deferred income taxes	(36)	155
Gain on extinguishment of debt	(738)	(330)
Non-cash compensation expense for share-based payments	789	189
Noncontrolling interest in net loss of subsidiary	(130)	—
Gain on sale of property plant and equipment	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	5,799	11,496
Inventories	(5,027)	(2,797)
Accounts payable	(780)	2,761
Accrued expenses, deferred profit and other current liabilities	(3,512)	(4,716)
Other, net	(272)	(1,677)
Net cash provided by operating activities	3,774	12,154

Investing activities
Capital expenditures	(1,849)	(3,475)
Payments for net assets of businesses acquired	—	(2,012)
Proceeds from sale of property, plant and equipment	229	10
Net purchases of investments	—	(39)
Net cash used in investing activities	(1,620)	(5,516)

Financing activities
Proceeds from stock issuance	558	2,108
Repayments of long-term debt	(54,882)	(19,492)
Net cash used in financing activities	(54,324)	(17,384)
Effect of exchange rates on cash and cash equivalents	(307)	(214)
Net change in cash and cash equivalents	(52,477)	(10,960)
Cash and cash equivalents at beginning of period	147,046	124,499
Cash and cash equivalents at end of period	$94,569	$113,539

Non-Cash Items

During the three months ended March 31, 2007 and 2006, the Company had non-cash items excluded from the Condensed Consolidated Statements of Cash Flows of approximately $0.2 million in each period, which consisted of the transfer of fixed assets to inventory.

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Consistent with prior years, the Company reports interim quarters, other than fourth quarters which end on December 31, on a 13-week basis ending on the last Sunday within such period.  The interim quarter ends are determined at the beginning of each  year based on the 13-week quarters.  The 2007 interim quarter ends are April 1, July 1 and September 30.  The 2006 interim quarter ends were April 2, July 2 and October 1.  For ease of reference, the Company reports these interim quarter ends as March 31, June 30, and September 30 in its interim condensed consolidated financial statements.

Net Income (Loss) Per Common Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended March 31,
	2007	2006
	(In thousands)

Weighted average shares outstanding	30,899	30,081
Dilutive effect of stock options and restricted stock awards and units	382	—
Diluted weighted average shares outstanding	31,281	30,081

Net income (loss) and diluted net income (loss) per common share are computed using the weighted average number of common and common equivalent shares outstanding during the period.

During the periods ended March 31, 2007 and 2006, options to purchase 4.7 million shares of common stock (at prices ranging from $19.54 to $72.00 per share) and options to purchase 7.5 million shares of common stock (at prices ranging from $0.27 to $72.00 per share) that were outstanding, respectively, were excluded from the computation of diluted earnings per share.  In 2007, the exercise price of these options exceeded the average market price of our common stock, thereby causing their effect to be anti-dilutive.  In 2006, the Company recorded a net loss, so the effect of all options outstanding was anti-dilutive.

In addition, the effect of the assumed conversion of the Company’s convertible subordinated notes into approximately 4.5 million and 5.5 million common equivalent shares is anti-dilutive and therefore, is not included in the weighted shares outstanding for the three months ended March 31, 2007 and 2006, respectively.

 Taxes

 In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), which became effective for Veeco on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and changes in assumptions and judgments can materially affect the amounts recognized in the Company’s condensed consolidated financial statements.  The impact of the Company’s reassessment during the first quarter of 2007 of its tax positions in accordance with FIN 48 resulted in a $0.8 million reduction to the January 1, 2007 retained earnings balance.

For additional information regarding the adoption of FIN 48, see Note 5, Income Taxes.

In June 2006, the FASB’s Emerging Issues Task Force issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Task Force determined that the presentation of certain taxes on either a gross basis (included in revenues and expenses) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. An entity is not required to re-evaluate its existing policies related to taxes assessed by a governmental authority.  However, an entity is required to disclose the amounts of such taxes reported on a gross basis.  The consensuses in this Issue is effective for interim and annual reporting periods beginning after December 15, 2006.  The Company has adopted EITF 06-3 and reports these taxes on a net basis.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Note 2—Share-Based Payments

Stock Option and Restricted Stock Plans

Total compensation expense related to restricted stock awards and stock options recognized in operating results under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”),  was $0.8 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, the total unrecognized compensation cost related to nonvested stock awards is $3.4 million and stock option awards is $1.1 million.  The related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.1 years for the nonvested stock awards and 1.9 years for option awards.

During the three months ended March 31, 2007, the Company granted 3,000 restricted common stock awards and no stock options to its employees.  During the comparable prior year period, the Company made no restricted common stock awards or stock options grants to its employees.

A summary of the Company’s restricted stock awards including restricted stock units as of March 31, 2007, is presented below:

	Shares (000’s)	Weighted- Average Grant -Date Fair Value
Nonvested at beginning of year	244	$22.50
Granted	3	19.29
Vested	—	—
Forfeited	(1)	23.61
Nonvested as of March 31, 2007	246	$22.45

The Company applies the Black-Scholes option-pricing model to determine the fair value of options on the grant date. Inherent in that model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.  Since the fourth quarter of 2005, the Company has used an expected stock-price volatility assumption that is a combination of both historical and implied volatilities of the underlying stock, which are obtained from public data sources. Prior to that time, the Company based this assumption solely on historical volatility.  The Company considers the exercise behavior of past grants and models the pattern of aggregate exercises in determining the expected weighted-average option life.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option-pricing model for the following periods:

	Granted in 2007 (1)	Granted in 2006	Unvested at January 1, 2006
Weighted-average expected stock-price volatility	40%	40%	60%
Weighted-average expected option life	3 years	3 years	4 years
Average risk-free interest rate	4.6%	5.0%	3.6%
Average dividend yield	0%	0%	0%

(1) There were no stock options granted during the three months ended March 31, 2007.

A summary of the Company’s stock option plans as of and for the three months ended March 31, 2007, is presented below:

	Shares (000’s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	6,363	$25.58
Granted	—	—
Exercised	(37)	15.26
Forfeited (including cancelled options)	(160)	27.05
Outstanding at March 31, 2007	6,166	$25.60	$6,587	2.9
Options exercisable at March 31, 2007	5,976	$25.72	$6,458	2.8

Shares Reserved for Future Issuance

As of March 31, 2007, the Company has reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and issuance of restricted stock	8,444,329
Issuance upon conversion of subordinated debt	3,739,288
Issuance of shares pursuant to the ESP Plan	1,446,385
Total shares reserved	13,630,002

Note 3—Balance Sheet Information

Inventories

Inventories have been determined by lower of cost (principally first-in, first-out) or market.  Inventories consist of:

	March 31, 2007	December 31, 2006
	(In thousands)

Parts and components (1)	$64,067	$60,249
Work in progress (1)	28,304	27,961
Finished goods	13,249	12,145
	$105,620	$100,355

(1) The prior period has been reclassified to conform to current period presentation.

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Balance as of January 1	$7,118	$6,671
Warranties issued during the period	1,349	1,637
Settlements made during the period	(1,516)	(1,786)
Balance as of March 31	$6,951	$6,522

Note 4—Segment Information

The Company manages the business, reviews operating results and assesses performance, as well as allocates resources, based upon two separate reporting segments. The Process Equipment segment combines the etch, deposition, dicing and slicing products sold mostly to data storage customers and the molecular beam epitaxy and metal organic chemical vapor deposition products primarily sold to high-brightness light emitting diode and wireless telecommunications customers. This segment has production facilities in Plainview, New York, Ft. Collins, Colorado, Camarillo, California, St. Paul, Minnesota and Somerset, New Jersey. The Metrology segment represents products that are used to provide critical surface measurements on products such as semiconductor devices and thin film magnetic heads and includes the Company’s broad line of atomic force microscopes, optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This segment has production facilities in Camarillo and Santa Barbara, California and Tucson, Arizona.

The Company evaluates the performance of its reportable segments based on income (loss) from operations before interest, income taxes and amortization (“EBITA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Items excluded from segment income (loss) primarily consist of interest, amortization, income taxes, corporate expenses, as well as other unusual charges for purchased in-process technology, restructuring and asset impairment charges and merger-related costs. Corporate expenses are comprised primarily of general and administrative expenses.

The following tables present certain data pertaining to the reportable product segments of the Company and a reconciliation of EBITA to income (loss) before income taxes and noncontrolling interest for the three months ended March 31, 2007 and 2006  and goodwill and total assets as of March 31, 2007 and December 31, 2006 (in thousands):

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three Months Ended March 31, 2007
Net sales	$58,089	$41,077	$—	$99,166
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$4,211	$4,022	$(2,586)	$5,647
Interest expense, net	—	—	819	819
Amortization expense	3,274	411	224	3,909
Other items	—	—	(738)	(738)
Income (loss) before income taxes and noncontrolling interest	$937	$3,611	$(2,891)	$1,657
Three Months Ended March 31, 2006
Net sales	$53,191	$40,727	$—	$93,918
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$1,876	$5,612	$(1,834)	$5,654
Interest expense, net	—	—	1,378	1,378
Amortization expense	3,288	454	273	4,015
Other items	—	—	(330)	(330)
(Loss) income before income taxes and noncontrolling interest	$(1,412)	$5,158	$(3,155)	$591

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
As of March 31, 2007
Goodwill	$71,530	$29,368	$—	$100,898
Total assets	282,994	135,615	112,543	531,152

As of December 31, 2006
Goodwill	$71,530	$29,368	$—	$100,898
Total assets	285,661	138,140	165,799	589,600

Corporate total assets are comprised principally of cash and cash equivalents at March 31, 2007 and December 31, 2006.

Note 5—Income Taxes

The Company adopted FIN 48 on January 1, 2007. As a result of adopting FIN 48, the Company recognized a $0.8 million increase to its reserves for uncertain tax positions, which was recorded as a reduction to the January 1, 2007 retained earnings balance.  At the adoption date of January 1, 2007, the Company had approximately $2.3 million of unrecognized tax benefits, including the cumulative effect increase to its reserve for uncertain tax positions, all of which relate to positions taken on its foreign tax returns and representing the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.  At March 31, 2007, the Company had $2.6 million of unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions.  All material federal, state, local, and foreign income tax matters have been concluded for years through 2002.

The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $1.0 million as of March 31, 2007, which included $0.1 million accrued during the first quarter of 2007, the impact of which was to reduce net income by $0.1 million and earnings per diluted share by less than $0.01.

Note 6—Comprehensive Income

Total comprehensive income was $0.6 million for the three months ended March 31, 2007, and $0.5 million for the three months ended March 31, 2006. The Company’s comprehensive income is comprised of net income (loss) and foreign currency translation adjustments.

Note 7—Other Matters

During the first quarter of 2007, the Company repurchased $56.0 million of its of 4.125% convertible subordinated notes due in 2008, reducing the amount outstanding from $200.0 million to $144.0 million.  The repurchase amount was $55.1 million in cash, of which $54.8 million related to principal and $0.3 million related to accrued interest. As a result of this repurchase, the Company recorded a net gain from the extinguishment of debt of $0.7 million.

Note 8—Subsequent Event

On April 20, 2007, the Company issued new notes pursuant to privately negotiated exchange agreements with certain holders of its outstanding 4.125% convertible subordinated notes due 2008 (the “Old Notes”).  Under these agreements, such holders agreed to exchange $106.4 million aggregate principal amount of the Old Notes for approximately $105.5 million aggregate principal amount of a new series of 4.125% convertible subordinated notes due April 15, 2012 (the “New Notes”). On May 1, 2007, the Company issued an additional $12.3 million of aggregate principal of New Notes in a second round of exchange transactions with the holders of $12.4 million of Old Notes.  Following the exchange transactions, approximately $25.2 million of the Old Notes with a conversion price of $38.51 per common share remained outstanding.  No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes.

The New Notes initially will be convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes (conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the New Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including the Company’s common stock trading at prices 130% over the conversion price for a specified period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, scientific and industrial research, semiconductor, high-brightness light emitting diode (“HB-LED) and wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes, personal music/video players and personal digital assistants. Our broad line of products features leading edge technology and allows customers to improve time-to-market of their next generation products. Veeco’s products are also enabling advancements in the growing fields of nanoscience, nanobiology and other areas of scientific and industrial research.

Veeco’s process equipment products precisely deposit or remove (etch) various materials in the manufacturing of  thin film magnetic heads (“TFMHs”) for the data storage industry, HB-LED/wireless devices (such as power amplifiers and laser diodes) and semiconductor mask reticles.  Veeco’s metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco’s metrology solutions are also used by many universities, scientific laboratories and industrial applications. We sell our broad line of atomic force microscopes (“AFMs”), optical interferometers and stylus profilers to thousands of universities, research facilities and scientific centers worldwide.

We currently maintain manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world. Each of our products is currently manufactured in only one location, since we believe that the technological know-how and precision needed to make each of our products requires specialized expertise.

Highlights of the First Quarter of 2007

•                  Revenue was $99.2 million, a 6% increase over the first quarter of 2006.

•                  Orders were $105.9 million, down 16% from the first quarter of 2006.

•                  Net income was $0.3 million, or $0.01 per share, compared to net loss of $0.2 million, or ($0.01) per share, in the first quarter of 2006.

•                  Gross margins were 44.1%, compared to 44.5% in the first quarter of 2006.

Current Business Conditions/Outlook

Veeco reported revenue of $99.2 million in the first quarter of 2007, a 6% increase from the prior year. Veeco expects continued variations in data storage capital expenditure purchases as customers reassess their production ramps and timing of new technology transition plans.  Based on the current business conditions, Veeco expects its revenues to be in the range of approximately $100 million to $105 million for the second quarter of 2007.

Veeco’s orders for the three months ended March 31, 2007 were $105.9 million, a decrease of 16% from the $126.7 million reported in the first three months of 2006, reflecting the slowdown in data storage. Veeco’s quarterly results continue to be impacted by a slowdown of data storage customers’ production ramps.  Data storage orders have improved from their fourth quarter trough but remain significantly below first quarter 2006 levels.  Despite the current delay in data storage production ramps, Veeco believes that longer term industry requirements for increased areal density and consumer electronic expansion will drive future investment in perpendicular head technology, a transition to smaller femto slider formats and conversion to larger wafer size.

Veeco’s HB-LED/wireless sector orders increased 60% from the comparable prior year period to $38.9 million.  This increased order rate for the first quarter of 2007 compared to the prior year reflects the introduction of new consumer HB-LED backlighting for emerging applications such as personal computers and flat panel televisions as well as positive customer interest in Veeco’s next generation “K-Series” metallic organic chemical vapor deposition (“MOCVD”) tools, which were introduced in December 2006.  Another area of strength was in scientific research, which reported orders of $25.9 million, up 18% from the prior year period.

Technology changes are continuing in all of Veeco’s markets: the continued increase of 80 GB hard drives and investment in 120 GB hard drives and the transition to perpendicular recording in data storage; the increased usage of “mini” drives in consumer electronic applications; the increased use of Veeco’s automated AFMs as critical reference tools for sub 90 nanometer semiconductor applications; the opportunity for Veeco’s MOCVD and molecular beam epitaxy (“MBE”) products to further penetrate the emerging wireless and HB-LED market. Veeco believes that these trends, together with the continued funding of nanoscience research, will prompt customers to seek our next-generation solutions to address their manufacturing and technology challenges.  In addition, consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia Pacific region, are experiencing growth. The Company reviews a number of indicators to predict the strength of its markets going forward such as plant utilization trends, capacity requirements and capital spending trends.  Many of these trends currently appear to be favorable.

Results of Operations:

Three Months Ended March 31, 2007 and 2006

Consistent with prior years, the Company reports interim quarters, other than fourth quarters which end on December 31, on a 13-week basis ending on the last Sunday within such period.  The interim quarter ends are determined at the beginning of each year based on the 13-week quarters.  The 2007 interim quarter ends are April 1, July 1 and September 30.  The 2006 interim quarter ends were April 2, July 2 and October 1.  For ease of reference, the Company reports these interim quarter ends as March 31, June 30, and September 30 in its interim condensed consolidated financial statements.

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended March 31, 2007 and 2006 and the analysis of sales and orders for the same periods by segment, industry and region (in thousands):

	Three Months ended March 31,				Dollar Change
	2007		2006

Net sales	$99,166	100.0%	$93,918	100.0%	$5,248
Cost of sales	55,471	55.9	52,149	55.5	3,322
Gross profit	43,695	44.1	41,769	44.5	1,926
Operating expenses:
Selling, general and administrative expense	22,806	23.0	21,330	22.7	1,476
Research and development expense	15,389	15.5	14,586	15.5	803
Amortization expense	3,909	3.9	4,015	4.3	(106)
Other (income) expense, net	(147)	(0.1)	199	0.2	(346)
Total operating expenses	41,957	42.3	40,130	42.7	1,827
Operating income	1,738	1.8	1,639	1.8	99
Interest expense, net	819	0.8	1,378	1.5	(559)
Gain on extinguishment of debt	(738)	(0.7)	(330)	(0.3)	(408)
Income before income taxes and noncontrolling interest	1,657	1.7	591	0.6	1,066
Income tax provision	1,494	1.5	833	0.9	661
Noncontrolling interest	(130)	(0.1)	—	—	(130)
Net income(loss)	$293	0.3%	$(242)	(0.3)%	$535

	Sales				Orders
	Three Months ended		Dollar and		Three Months ended		Dollar and		Book to Bill
	March 31,		Percentage		March 31,		Percentage		Ratio
			Change				Change
	2007	2006	Year to Year		2007	2006	Year to Year		2007	2006
Segment Analysis
Process Equipment	$58,089	$53,191	$4,898	9.2%	$68,700	$83,493	$(14,793)	(17.7)%	1.18	1.57
Metrology	41,077	40,727	350	0.9	37,207	43,201	(5,994)	(13.9)	0.91	1.06
Total	$99,166	$93,918	$5,248	5.6%	$105,907	$126,694	$(20,787)	(16.4)%	1.07	1.35

Industry Analysis
Data Storage	$35,511	$40,083	$(4,572)	(11.4)%	$29,375	$70,386	$(41,011)	(58.3)%	0.83	1.76
HB-LED/wireless	21,002	15,096	5,906	39.1	38,857	24,327	14,530	59.7	1.85	1.61
Semiconductor	10,169	11,309	(1,140)	(10.1)	11,742	10,098	1,644	16.3	1.15	0.89
Research and Industrial	32,484	27,430	5,054	18.4	25,933	21,883	4,050	18.5	0.80	0.80
Total	$99,166	$93,918	$5,248	5.6%	$105,907	$126,694	$(20,787)	(16.4)%	1.07	1.35

Regional Analysis (1)
North America	$35,227	$32,718	$2,509	7.7%	$34,072	$40,068	$(5,996)	(15.0)%	0.97	1.22
Europe	14,362	18,355	(3,993)	(21.8)	19,085	17,168	1,917	11.2	1.33	0.94
Japan	19,896	15,001	4,895	32.6	12,738	11,578	1,160	10.0	0.64	0.77
Asia-Pacific	29,681	27,844	1,837	6.6	40,012	57,880	(17,868)	(30.9)	1.35	2.08
Total	$99,166	$93,918	$5,248	5.6%	$105,907	$126,694	$(20,787)	(16.4)%	1.07	1.35

(1)             The prior period has been reclassified to conform to the current period presentation.

Net sales of $99.2 million for the first quarter of 2007 were up $5.2 million, or 5.6%, compared to the first quarter of 2006. By segment, process equipment sales were up $4.9 million, or 9.2%. The increase in process equipment sales is primarily due to an increase in sales to the HB-LED/wireless market.  Metrology sales increased $0.3 million, primarily due to increased AFM sales to the research and industrial market.  By region, net sales increased by 32.6% in Japan, 7.7% in North America and 6.6% in Asia-Pacific, while sales in Europe declined 21.8%. The Company believes that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders of $105.9 million for the first quarter of 2007 decreased by $20.8 million, or 16.4%, from the comparable 2006 period. By segment, the 17.7% decrease in process equipment orders was primarily due to an $18.6 million decrease in orders for Ion Beam equipment as a result of a softening in customer demand in the data storage industry.  The 13.9% decrease in Metrology orders was due to an $8.5 million decrease in orders for optical metrology products, principally to data storage customers, partially offset by a $2.5 million increase in orders for AFM products, principally to semiconductor customers.

The Company’s book-to-bill ratio for the first quarter of 2007, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.07.  The Company’s backlog as of March 31, 2007 was $147.4 million, compared to $140.8 million as of December 31, 2006.  During the quarter ended March 31, 2007, the Company experienced backlog adjustments and order cancellations of $0.2 million.  The Company also experienced rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended March 31, 2007, was 44.1%, compared to 44.5% in the first quarter of 2006.  Process Equipment sales represented 58.6% of total sales for the first quarter of 2007, up from 56.6% in the prior year period.  Metrology sales accounted for 41.4% of total sales for the first quarter of 2007, down from 43.4% in the prior year period. Metrology gross margins decreased to 49.4% from 52.9%, principally due to lower sales volume of automated AFM products and a less favorable product mix in the AFM products sold to scientific and research customers. This decrease was partially offset by an increase in Process Equipment gross margins to 40.3% from 38.0% in the prior year period.  This increase is primarily due to an increase in sales volume of $4.9 million, favorable product mix, material cost reductions and improved supply chain management, which included outsourcing in this segment.

Selling, general and administrative expenses were $22.8 million, or 23.0% of sales, in the first quarter of 2007, compared with $21.3 million, or 22.7% of sales, in the comparable prior year period.  The $1.5 million increase is primarily attributable to non-cash compensation expense related to stock options and restricted shares, as well as an increase in selling expense in Metrology due primarily to an investment in the AFM product line for life sciences applications.

Research and development expense totaled $15.4 million in the first quarter of 2007, an increase of $0.8 million from the first quarter of 2006, primarily due to new product development efforts in Ion Beam and MOCVD.  As a percentage of sales, research and development remained flat at 15.5% in the first quarter of 2007, compared with the first quarter of 2006.

Amortization expense was $3.9 million in the first quarter of 2007, compared to $4.0 million in the first quarter of 2006.

Other income, net, was $0.1 million in 2007 compared with other expense, net of $0.2 million in 2006.  The change is primarily due to a reduction in foreign currency exchange losses.

During the first quarter of 2007, the Company repurchased $56.0 million of its convertible subordinated notes, reducing the amount outstanding from $200.0 million to $144.0 million.  The repurchase amount was $55.1 million in cash, of which $54.8 million related to principal and $0.3 million related to accrued interest.  As a result of the repurchase, the Company recorded a net gain from the extinguishment of debt in the amount of $0.7 million.

Net interest expense in the first quarter of 2007 was $0.8 million compared to $1.4 million in the first quarter of 2006.  This reduction in net interest expense is primarily related to the extinguishment of $56.0 million of debt during the first quarter of 2007 and the rise in interest rates on higher average invested funds.

Income tax provision for the quarter ended March 31, 2007 was $1.5 million compared to $0.8 million in the first quarter of 2006. The 2007 provision for income taxes included $1.2 million relating to Veeco’s foreign operations which continue to be profitable and $0.3 million relating to the Company’s domestic operations.  Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future.  The 2006 provision for income taxes included $0.5 million relating to Veeco’s foreign operations and $0.3 million relating to the Company’s domestic operations.

Noncontrolling interest was a credit to income of $0.1 million for the three months ended March 31, 2007.  As the Company is the primary beneficiary of Fluens Corporation (“Fluens”), a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, it is required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests.  As a result, the Company eliminated from its net income 80.1% of  Fluens’ operating losses for the three months ended March 31, 2007.

Liquidity and Capital Resources

Historically, Veeco’s principal capital requirements have included the funding of acquisitions and capital expenditures. The Company traditionally has generated cash from operations and debt and stock issuances. Veeco’s ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services.

The Company had a net decrease in cash of $52.5 million for the three months ended March 31, 2007 from December 31, 2006, primarily due to the repurchase of $56.0 million of its 4.125% convertible subordinated notes due 2008. Cash provided by operations was $3.8 million for this period, as compared to cash provided by operations of $12.2 million for the comparable 2006 period. Net income (loss) adjusted for non-cash items provided operating cash flows of $7.6 million for the three months ended March 31, 2007, compared to $7.1 million for the comparable 2006 period. Net cash provided by operations for the three months ended March 31, 2007 was impacted by an increase in net operating assets and liabilities of $3.8 million. Accounts receivable decreased $5.8 million during the three months ended March 31, 2007, due to a $23.9 million reduction in sales from the fourth quarter to first quarter.  Inventories increased by approximately $5.0 million during the same period, principally due to shipment delays and the build up of materials and component parts for products to be shipped in future quarters in the Process Equipment segment.  Accrued expenses and other current liabilities decreased $3.5 million during the three months ended March 31, 2007, due primarily to the first quarter payout of incentive compensation and sales commissions.

Cash used in investing activities of $1.6 million for the three months ended March 31, 2007 resulted primarily from capital expenditures of $1.8 million, partially offset by $0.2 million in proceeds from the sale of property, plant and equipment. During 2007, the Company expects to invest a total of approximately $16.9 million in capital projects primarily related to engineering equipment and lab tools used in producing, testing and process development for Veeco’s products, enhanced manufacturing facilities and the continuing implementation of SAP and related computer systems.

Cash used in financing activities for the three months ended March 31, 2007 totaled $54.3 million, consisting of $54.9 million primarily used to repurchase a portion of the Company’s outstanding convertible subordinated notes, as discussed below, partially offset by $0.6 million from the issuance of common stock resulting from the exercise of employee stock options.

During the first quarter of 2007, the Company repurchased $56.0 million of  its of 4.125% convertible subordinated notes due 2008, paying $55.1 million in cash for the repurchase, of which $54.8 million related to principal and $0.3 million related to accrued interest. As a result of this repurchase, the amount of Veeco’s convertible subordinated notes outstanding was reduced to $144.0 million and Veeco recorded a net gain of $0.7 million.

On April 20, 2007, the Company issued new notes pursuant to privately negotiated exchange agreements with certain holders of its outstanding 4.125% convertible subordinated notes due 2008 (the “Old Notes”).  Under these agreements, such holders agreed to exchange $106.4 million aggregate principal amount of the Old Notes for approximately $105.5 million aggregate principal amount of a new series of 4.125% convertible subordinated  notes due April 15, 2012 (the “New Notes”). On May 1, 2007, the Company issued an additional $12.3 million of aggregate principal of New Notes in a second round of exchange transactions with the holders of $12.4 million of Old Notes.  Following the exchange transactions, approximately $25.2 million of the Old Notes with a conversion price of $38.51 per common share remained outstanding.  No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes.

The New Notes initially will be convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes (conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the New Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including Veeco’s common stock trading at prices 130% over the conversion price for a specified period.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s revolving credit facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next two years. The Company believes it will be able to meet its obligation to repay the outstanding $25.2 million Old Notes that mature on December 21, 2008 through cash on hand and cash generated from operations.  The Company believes it will be able to meet its obligation to repay the outstanding $117.8 million of New Notes due in April 2012 through a combination of  refinancing, cash generated from operations and/or other means.

In 2006, Veeco purchased 19.9% of the common stock of Fluens Corporation. Veeco and Fluens are jointly developing a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions by May 2009, Veeco will be obligated to purchase the balance of the outstanding stock of Fluens for $3.0 million and pay an earn-out. Approximately 31% of Fluens is owned by a Vice President of one of Veeco’s business units.

Application of Critical Accounting Policies

General:  Veeco’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Veeco to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long-lived assets, income taxes, warranty obligations, restructuring costs and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, warranty costs, the accounting for taxes and share-based compensation to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured.

For products manufactured according to the Company’s published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying condensed consolidated balance sheets. At March 31, 2007 and December 31, 2006, $2.9 million and $0.3 million, respectively, are recorded in deferred profit.

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

Taxes:  As part of the process of preparing Veeco’s Consolidated Financial Statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Condensed Consolidated Balance Sheets. The carrying value of deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of net operating loss and tax credit carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon the Company’s ability to generate future taxable income.

The Company records valuation allowances in order to reduce its deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, it considers a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes,  factors such as current and previous operating losses are given significantly greater weight than the outlook for future profitability in determining the deferred tax asset carrying value.

At March 31, 2007, the Company had a valuation allowance of approximately $67.8 million against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  The valuation allowance was calculated in accordance with the provisions of SFAS 109, which place primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical losses and the losses incurred in 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, which became effective for Veeco on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and changes in assumptions and judgments can materially affect the amounts recognized in the Company’s condensed consolidated financial statements.  The impact of the Company’s reassessment during the first quarter of 2007 of its tax positions in accordance with FIN 48 resulted in a $0.8 million reduction to the January 1, 2007 retained earnings balance.

Share-Based Compensation:  In 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R) Share-Based Payment (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, supersedes Accounting Principles Board No. 25 (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  SFAS 123(R) was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in periods reported prior to the adoption of SFAS 123(R).

Under SFAS 123(R), the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the grant date, the Company applies the Black-Scholes option-pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates. Since the fourth quarter of 2005, the Company has used an expected stock-price volatility assumption that is a combination of both historical and implied volatilities of the underlying stock, which is obtained from public data sources. Prior to that time, the Company based this assumption solely on historical volatility.  The Company considers the exercise behavior of past grants and models the pattern of aggregate exercises in determining the expected weighted-average option life.

Recent Accounting Pronouncements

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 64.5% of Veeco’s total net sales for the three months ended March 31, 2007, and 65.2% for the comparable 2006 period. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 20.3% of Veeco’s total net sales for the three months ended March 31, 2007, and 16.7% for the comparable 2006 period. The aggregate foreign currency exchange impact included in determining the consolidated results of operations was a loss of approximately $0.1 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.  Included in the aggregate foreign currency exchange loss was a loss related to forward contracts of approximately $0.1 million for the three months ended March 31, 2007, and a gain of approximately $0.1 million for the comparable 2006 period. Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. Veeco uses derivative financial instruments to mitigate these risks. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $3.5 million for the three months ended March 31, 2007. As of March 29, 2007 the Company had entered into a forward contract for the month of April for the notional amount of approximately $4.2 million.  The fair value of the contract at inception was zero, which did not significantly change at March 31, 2007.

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

The Company is presently in the process of implementing new company-wide integrated applications software and, as of March 31, 2007, has completed the conversion to this new platform in nine of Veeco’s business locations with the remainder expected to be completed by the first half of 2008. As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure.  There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

4.1	Indenture, dated April 16, 2007, between Veeco Instruments Inc. and U.S. Bank Trust National Association, as Trustee.	Post-Effective Amendment No. 1 To Registration Statement on Form S-3 (File No. 333-128004) filed April 16, 2007

4.2	First Supplemental Indenture dated as of April 20, 2007 by and between Veeco Instruments Inc. and U.S. Bank Trust National Association, as Trustee.	Current Report on Form 8-K, filed April 20, 2007, Exhibit 4.1

10.1	Form of Exchange Agreement dated April 16, 2007 relating to the exchange of 4.125% convertible subordinated notes due December 21, 2008 for 4.125% convertible subordinated notes due April 15, 2012.	Current Report on Form 8-K, filed April 20, 2007, Exhibit 10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 2, 2007

Veeco Instruments Inc.

By:	/s/ EDWARD H. BRAUN
Edward H. Braun
Chairman and Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr.
Executive Vice President, Chief Financial Officer
and Secretary

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

4.1	Indenture, dated April 16, 2007, between Veeco Instruments Inc. and U.S. Bank Trust National Association, as Trustee.	Post-Effective Amendment No. 1 To Registration Statement on Form S-3 (File No. 333-128004) filed April 16, 2007

4.2	First Supplemental Indenture dated as of April 20, 2007 by and between Veeco Instruments Inc. and U.S. Bank Trust National Association, as Trustee.	Current Report on Form 8-K, filed April 20, 2007, Exhibit 4.1

10.1	Form of Exchange Agreement dated April 16, 2007 relating to the exchange of 4.125% convertible subordinated notes due December 21, 2008 for 4.125% convertible subordinated notes due April 15, 2012.	Current Report on Form 8-K, filed April 20, 2007, Exhibit 10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*       Filed herewith