Form 10-Q
period 2007-06-30
VEECO INSTRUMENTS INC
filed 2007-08-07
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

31,739,823 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 31, 2007.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2007	2006

Net sales	$98,769	$111,635
Cost of sales	56,524	61,923
Gross profit	42,245	49,712
Costs and expenses:
Selling, general and administrative expense	23,818	24,996
Research and development expense	15,903	15,252
Amortization expense	2,368	3,989
Restructuring expense	1,445	—
Other income, net	(279)	(132)
Total operating expenses	43,255	44,105
Operating (loss) income	(1,010)	5,607
Interest expense, net	772	1,149
(Loss) income before income taxes and noncontrolling interest	(1,782)	4,458
Income tax provision	1,042	1,433
Noncontrolling interest	(229)	—
Net (loss) income	$(2,595)	$3,025

Net (loss) income per common share	$(0.08)	$0.10
Diluted net (loss) income per common share	$(0.08)	$0.10

Weighted average shares outstanding	30,926	30,322
Diluted weighted average shares outstanding	30,926	31,254

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2007	2006

Net sales	$197,935	$205,553
Cost of sales	111,995	114,072
Gross profit	85,940	91,481
Costs and expenses:
Selling, general and administrative expense	46,624	46,326
Research and development expense	31,292	29,838
Amortization expense	6,277	8,004
Restructuring expense	1,445	—
Other (income) expense, net	(426)	67
Total operating expenses	85,212	84,235
Operating income	728	7,246
Interest expense, net	1,591	2,527
Gain on extinguishment of debt	(738)	(330)
(Loss) income before income taxes and noncontrolling interest	(125)	5,049
Income tax provision	2,536	2,266
Noncontrolling interest	(359)	—
Net (loss) income	$(2,302)	$2,783

Net (loss) income per common share	$(0.07)	$0.09
Diluted net (loss) income per common share	$(0.07)	$0.09

Weighted average shares outstanding	30,912	30,208
Diluted weighted average shares outstanding	30,912	30,946

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$108,079	$147,046
Accounts receivable, less allowance for doubtful accounts of $2,716 in 2007 and $2,683 in 2006	65,215	86,589
Inventories	104,658	100,355
Prepaid expenses and other current assets	10,323	9,378
Deferred income taxes	2,650	2,565
Total current assets	290,925	345,933
Property, plant and equipment at cost, less accumulated depreciation of $92,436 in 2007 and $88,087 in 2006	72,105	73,510
Goodwill	100,898	100,898
Purchased technology, less accumulated amortization of $69,757 in 2007 and $64,736 in 2006	38,831	43,852
Other intangible assets, less accumulated amortization of $28,281 in 2007 and $26,740 in 2006	24,301	25,053
Other assets	214	354
Total assets	$527,274	$589,600

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$38,153	$40,588
Accrued expenses	44,653	48,714
Deferred profit	1,244	251
Income taxes payable	1,924	2,723
Current portion of long-term debt	5,489	5,597
Total current liabilities	91,463	97,873
Deferred income taxes	2,987	2,423
Long-term debt	146,496	203,607
Other non-current liabilities	2,120	2,304

Noncontrolling interest	1,802	1,642

Shareholders’ equity	282,406	281,751
Total liabilities and shareholders’ equity	$527,274	$589,600

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net (loss) income	$(2,302)	$2,783
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,459	14,594
Deferred income taxes	447	303
Gain on extinguishment of debt	(738)	(330)
Non-cash compensation expense for share-based payments	2,046	721
Noncontrolling interest in net loss of subsidiary	(359)	—
Gain on sale of property, plant and equipment	(81)	(16)
Other	—	21
Changes in operating assets and liabilities:
Accounts receivable	21,128	2,659
Inventories	(4,002)	(6,354)
Accounts payable	(2,425)	6,765
Accrued expenses, deferred profit and other current liabilities	(4,615)	(1,576)
Other, net	(1,919)	(2,827)
Net cash provided by operating activities	20,639	16,743

Investing activities
Capital expenditures	(5,876)	(9,570)
Proceeds from sale of property, plant and equipment	304	35
Payments for net assets of businesses acquired	—	(3,161)
Other	—	(580)
Net cash used in investing activities	(5,572)	(13,276)

Financing activities
Proceeds from stock issuance	2,131	7,983
Repayments of long-term debt	(54,998)	(19,585)
Other	(1,316)	—
Net cash used in financing activities	(54,183)	(11,602)
Effect of exchange rates on cash and cash equivalents	149	(335)
Net change in cash and cash equivalents	(38,967)	(8,470)
Cash and cash equivalents at beginning of period	147,046	124,499
Cash and cash equivalents at end of period	$108,079	$116,029

Non-Cash Items

During the six months ended June 30, 2007, the Company had non-cash items, which were excluded from the Condensed Consolidated Statements of Cash Flows of approximately $118.8 million related to a debt exchange and transfers between fixed assets and inventory totaling $0.5 million. During the six months ended June 30, 2006, the Company had transfers between fixed assets and inventory totaling $0.6 million.

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Net (Loss) Income Per Common Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)

Weighted average shares outstanding	30,926	30,322	30,912	30,208
Dilutive effect of stock options and restricted stock awards	—	932	—	738
Diluted weighted average shares outstanding	30,926	31,254	30,912	30,946

Net (loss) income and diluted net (loss) income per common share are computed using the weighted average number of common and common equivalent shares outstanding during the period.

During the three and six month periods ended June 30, 2007, options to purchase 5.9 million shares of common stock (at prices ranging from $0.27 to $72.00 per share) that were outstanding were excluded from the computation of diluted earnings per share. During the comparable 2006 periods, options to purchase 2.9 million and 3.2 million shares of common stock (at prices ranging from $23.98 to $72.00 and $22.63 to $72.00 per share, respectively) that were outstanding, were excluded from the computation of diluted earnings per share. In the 2007 periods, the Company recorded net losses, so the effect of all options outstanding was anti-dilutive. In 2006, the exercise price of these options exceeded the average market price of our common stock, thereby causing their effect to be anti-dilutive.

During the second quarter of 2007, the Company issued a new series of 4.125% convertible subordinated notes due April 15, 2012 (the “New Notes”) pursuant to privately negotiated exchange agreements with certain holders of its outstanding 4.125% convertible subordinated notes due 2008 (the “Old Notes”). In total, the Company exchanged $118.8 million of Old Notes for $117.8 million of New Notes.

The effect of the assumed conversion of the Old Notes is approximately 1.5 million and 3.0 million common equivalent shares for the three and six months ended June 30, 2007, respectively, and 5.2 million and 5.3 million for the comparable periods of 2006, respectively. The converted shares are anti-dilutive, and therefore, are not included in the weighted shares outstanding for the three and six months ended June 30, 2007 and 2006, respectively. The second quarter 2007 debt exchange, together with $56 million in debt repurchases of Old Notes during the first quarter of 2007 reduced the effect of the assumed conversion of the Old Notes, which was calculated using the “if converted” method of accounting.

The New Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as the Company has the ability and the intent to settle the principal amount of the New Notes in cash. Under the terms of the New Notes, the Company may pay the principal amount of converted New Notes in cash or in shares of common stock. The Company has indicated that it intends to pay such amounts in cash. Using the treasury stock method, the impact of the assumed conversion of the New Notes is anti-dilutive for the three and six months ended June 30, 2007, as the average stock price was below the conversion price of $27.23 for both the three and six month periods. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. The maximum common equivalent shares issuable upon conversion is approximately 4.3 million.

Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), which became effective for Veeco on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and changes in assumptions and judgments can materially affect the amounts recognized in the Company’s condensed consolidated financial statements. The impact of the Company’s reassessment during the first quarter of 2007 of its tax positions in accordance with FIN 48 resulted in a $0.8 million reduction to the January 1, 2007 retained earnings balance. For additional information regarding the adoption of FIN 48, see Note 5, Income Taxes.

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

Note 2—Share-Based Payments

Stock Option and Restricted Stock Plans

During the three and six months ended June 30, 2007 and 2006, the Company made equity compensation awards under the Veeco Instruments Inc. 2000 Stock Incentive Plan, as amended, (the “2000 Plan”). In 2007, the Company granted to certain key employees: 442,750 shares of restricted common stock, 15,800 restricted stock units and 599,000 stock options during the three month period ended June 30, 2007 and an additional 3,000 shares of restricted common stock in the first quarter of 2007. In the three and six months ended June 30, 2007, 89,720 shares of restricted stock vested, of which the Company cancelled 16,343 shares due to executives electing to receive fewer shares in lieu of paying withholding taxes. Also during the three and six month periods ended June 30, 2007, the Company cancelled 18,384 and 19,584 shares of restricted stock related to employee terminations, respectively. In the comparable 2006 periods, the Company granted to certain key employees: 198,250 shares of restricted common stock and 146,200 stock options. There were no cancellations of restricted common stock during those prior year periods. All awards to employees vest over three years. The Company also granted 40,000 shares of restricted common stock, which vest over a one-year period, to the non-employee members of the Board of Directors in May of 2007 and 2006. The 2000 Plan provides for the grant to officers and key employees of up to 8,530,000 share-based awards (of which, 1,857,335 are available for future option grants as of June 30, 2007) in common stock of the Company. Of those, up to 1,700,000 of the awards may be issued in the form of restricted stock (974,083 shares of the total available for future grants as of June 30, 2007, are available in the form of restricted stock).

Total compensation expense related to restricted stock awards and stock options recognized in operating results under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), was $1.2 million and $2.0 million for the three and six months ended June 30, 2007, respectively and $0.5 million and $0.7 million for the comparable prior year periods. As of June 30, 2007, the total unrecognized compensation cost related to nonvested stock awards is $11.4 million and stock option awards is $4.2 million. The related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.6 years for the nonvested stock awards and 2.7 years for option awards.

A summary of the Company’s restricted stock awards including restricted stock units as of June 30, 2007, is presented below:

	Shares (000’s)	Weighted- Average Grant -Date Fair Value
Nonvested at beginning of year	244	$22.50
Granted	502	19.23
Vested	(90)	25.17
Forfeited	(20)	16.79
Nonvested as of June 30, 2007	636	$19.72

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

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option-pricing model for the following periods:

	Granted in 2007	Granted in 2006	Unvested at January 1, 2006
Weighted-average expected stock-price volatility	35%	40%	60%
Weighted-average expected option life	3 years	3 years	4 years
Average risk-free interest rate	5.0%	5.0%	3.6%
Average dividend yield	0%	0%	0%

A summary of the Company’s stock option plans as of and for the six months ended June 30, 2007, is presented below:

	Shares (000’s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	6,363	$25.58
Granted	599	19.57
Exercised	(124)	16.17
Forfeited (including cancelled options)	(915)	37.58
Outstanding at June 30, 2007	5,923	$23.31	$8,719	3.3
Options exercisable at June 30, 2007	5,199	$23.79	$7,887	2.9

The weighted average grant date fair value of the stock options granted for the three and six months ended June 30, 2007 and 2006 was $5.74 and $7.61 per option, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $0.2 million and $0.5 million, respectively. The total intrinsic value of stock options exercised during the comparable 2006 periods was $2.8 million and $3.2 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007 (000’s)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding at June 30, 2007 (000’s)	Weighted- Average Exercise Price
$0.27	91	3.5	$0.27	91	$0.27
10.26-15.35	141	4.1	14.50	132	14.52
15.45-22.80	3,648	4.0	19.50	3,011	19.49
23.61-35.00	1,825	1.9	29.67	1,747	29.94
35.75-50.60	163	1.9	46.94	163	46.94
54.35-72.00	55	1.8	56.05	55	56.05
	5,923	3.3	$23.31	5,199	$23.79

Shares Reserved for Future Issuance

As of June 30, 2007, the Company has reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and issuance of restricted stock	7,799,868
Issuance upon conversion of subordinated debt (see Note 1)	6,623,018
Issuance of shares pursuant to the ESP Plan	1,440,024
Total shares reserved	15,862,910

Note 3—Balance Sheet Information

Inventories

Inventories have been determined by lower of cost (principally first-in, first-out) or market. Inventories consist of:

	June 30, 2007	December 31, 2006
	(In thousands)

Parts and components (1)	$60,821	$60,249
Work in process (1)	30,789	27,961
Finished goods	13,048	12,145
	$104,658	$100,355

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

	Six Months Ended June 30,
	2007	2006
	(In thousands)

Balance as of January 1	$7,118	$6,671
Warranties issued during the period	2,628	3,353
Settlements made during the period	(3,141)	(3,264)
Balance as of June 30	$6,605	$6,760

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

The Company evaluates the performance of its reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items (“EBITA”). Certain items include charges for purchased in-process technology, restructuring and asset impairment charges and merger-related costs. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to the reportable product segments of the Company and a reconciliation of EBITA to income (loss) before income taxes and noncontrolling interest for the three and six months ended June 30, 2007 and 2006 and goodwill and total assets as of June 30, 2007 and December 31, 2006 (in thousands):

			Unallocated
	Process		Corporate
	Equipment	Metrology	Amount	Total
Three Months Ended June 30, 2007
Net sales	$60,016	$38,753	$—	$98,769
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$5,382	$388	$(2,967)	$2,803
Interest expense, net	—	—	772	772
Amortization expense	1,910	325	133	2,368
Other items (1)	—	1,352	93	1,445
Income (loss) before income taxes and noncontrolling interest	$3,472	$(1,289)	$(3,965)	$(1,782)

Three Months Ended June 30, 2006
Net sales	$67,361	$44,274	$—	$111,635
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$7,801	$6,316	$(4,521)	$9,596
Interest expense, net	—	—	1,149	1,149
Amortization expense	3,288	441	260	3,989
Income (loss) before income taxes and noncontrolling interest	$4,513	$5,875	$(5,930)	$4,458

			Unallocated
	Process		Corporate
	Equipment	Metrology	Amount	Total
Six Months Ended June 30, 2007
Net sales	$118,105	$79,830	$—	$197,935
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$9,593	$4,410	$(5,553)	$8,450
Interest expense, net	—	—	1,591	1,591
Amortization expense	5,184	736	357	6,277
Other items (2)	—	1,352	(645)	707
Income (loss) before income taxes and noncontrolling interest	$4,409	$2,322	$(6,856)	$(125)

Six Months Ended June 30, 2006
Net sales	$120,552	$85,001	$—	$205,553
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$9,677	$11,928	$(6,355)	$15,250
Interest expense, net	—	—	2,527	2,527
Amortization expense	6,576	895	533	8,004
Other items (3)	—	—	(330)	(330)
Income (loss) before income taxes and noncontrolling interest	$3,101	$11,033	$(9,085)	$5,049

(1)	Restructuring expense.

(2)	Restructuring expense, net of gain on extinguishment of debt.

(3)	Gain on extinguishment of debt.

			Unallocated
	Process		Corporate
	Equipment	Metrology	Amount	Total
As of June 30, 2007
Goodwill	$71,530	$29,368	$—	$100,898
Total assets	270,780	130,154	126,340	527,274

As of December 31, 2006
Goodwill	$71,530	$29,368	$—	$100,898
Total assets	285,661	138,140	165,799	589,600

Corporate total assets are comprised principally of cash and cash equivalents at June 30, 2007 and December 31, 2006.

Note 5—Income Taxes

The Company adopted FIN 48 on January 1, 2007. As a result of adopting FIN 48, the Company recognized a $0.8 million increase to its reserves for uncertain tax positions during the first quarter of 2007, which was recorded as a reduction to the January 1, 2007 retained earnings balance. At the adoption date of January 1, 2007, the Company had approximately $2.3 million of unrecognized tax benefits, including the cumulative effect increase to its reserve for uncertain tax positions. For the three and six months ended June 30, 2007, the Company recorded $0.2 million and $0.5 million related to unrecognized tax benefits. As a result, the Company had $2.8 million of unrecognized tax benefits at June 30, 2007, all of which relate to positions taken on its foreign tax returns and representing the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. All material federal, state, local, and foreign income tax matters have been concluded for years through 2002.

The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $1.1 million as of June 30, 2007, which included $0.1 million accrued during the first quarter and the second quarter of 2007, the impact of which was to reduce net income by $0.1 million and earnings per diluted share by less than $0.01 in the three and six months ended June 30, 2007.

Note 6—Comprehensive (Loss) Income

Total comprehensive (loss) income was $(3.0) million and $(2.4) million for the three and six months ended June 30, 2007, and $4.0 million and $4.5 million for the three and six months ended June 30, 2006. The Company’s comprehensive (loss) income is comprised of net (loss) income and foreign currency translation adjustments.

Note 7—Debt

During the first quarter of 2007, the Company repurchased $56.0 million of its Old Notes for $54.8 million, reducing the amount of Old Notes outstanding from $200.0 million to $144.0 million. As a result of these repurchases, the Company recorded a net gain from the extinguishment of debt of $0.7 million.

On April 20, 2007, the Company issued new notes pursuant to privately negotiated exchange agreements with certain holders of Old Notes. Under these agreements, such holders agreed to exchange $106.4 million aggregate principal amount of the Old Notes for approximately $105.5 million aggregate principal amount of New Notes . On May 1, 2007, the Company issued an additional $12.3 million aggregate principal amount of New Notes in a second round of exchange transactions with the holders of $12.4 million of Old Notes. Following the exchange transactions, approximately $25.2 million of the Old Notes, with a conversion price of $38.51 per common share, remained outstanding. No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes.

The New Notes initially will be convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the New Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including the Company’s common stock trading at prices 130% over the conversion price for a specified period.

Note 8— Commitments, Contingencies and Other Matters

Litigation

As previously reported in Veeco’s Annual Report of Form 10-K for the year ending December 31, 2006, Veeco and certain of its officers have been named as defendants in a securities class action lawsuit consolidated in August 2005 that is pending in federal court in the Southern District of New York (“the Court”). The lawsuit arises out of the restatement in March 2005 of Veeco’s financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of the Company’s discovery of certain improper accounting transactions at its TurboDisc business unit. On July 5, 2007, Veeco entered into a Memorandum of Understanding to settle and fully resolve this lawsuit for a payment of $5.5 million.  Veeco expects that insurance proceeds will cover the settlement amount and any significant legal expenses related to the settlement.  The settlement agreement is subject to court approval and would dismiss all pending claims against Veeco and the other defendants with no admission or finding of wrongdoing by Veeco or any of the other defendants, and Veeco and the other defendants would receive a full release of all claims pending in the litigation.

2007 Restructuring Expenses

In conjunction with a cost reduction plan, the Company recognized a restructuring charge of approximately $1.4 million during the second quarter of 2007, which was recorded as restructuring expense in the condensed consolidated statements of operations. The charge consisted of personnel severance costs for approximately 25 employees, or approximately 2% of total employees, which included management, administration and manufacturing employees primarily located at the Company’s Metrology operations in Santa Barbara, California and Tucson, Arizona. As of June 30, 2007, approximately $0.2 million has been paid and approximately $1.2 million remains accrued. The remainder is expected to be paid by the fourth quarter of 2008.

The following is a reconciliation of the liability for the restructuring charge (in thousands):

	Process Equipment	Metrology	Corporate	Total
Charged to accrual	$—	$1,352	$93	$1,445
Cash payments during 2007	—	(226)	(27)	(253)
Balance as of June 30, 2007	$—	$1,126	$66	$1,192

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

Highlights of the Second Quarter of 2007

•                  Revenue was $98.8 million, a 12% decrease from the second quarter of 2006.

•                  Orders were $112.5 million, down 21% from the second quarter of 2006.

•                  Net loss was $2.6 million, or ($0.08) per share, compared to net income of $3.0 million, or $0.10 per share, in the second quarter of 2006.

•                  Gross margins were 42.8%, compared to 44.5% in the second quarter of 2006.

Highlights of the First Half of 2007

•                  Revenue was $197.9 million, a 4% decrease from the first half of 2006.

•                  Orders were $218.4 million, down 19% from the first half of 2006.

•                  Net loss was $2.3 million, or ($0.07) per share, compared to net income of $2.8 million, or $0.09 per share, in the first half of 2006.

•                  Gross margins were 43.4%, compared to 44.5% in the first half of 2006.

Current Business Conditions/Outlook

            Veeco reported revenue of $98.8 million in the second quarter of 2007, a 12% decrease from the prior year. Veeco expects continued fluctuations in data storage and semiconductor capital expenditure purchases as customers reassess their production ramps and timing of new technology transition plans. Veeco’s revenues fell below guidance of $100 million to $105 million due primarily to the field acceptance delay of a new data storage PVD system and end of quarter data storage customer factory shut-downs. In addition to the challenges in data storage, weakness in Veeco’s semiconductor business also negatively impacted revenue and profitability.

                Veeco’s orders for the three months ended June 30, 2007 were $112.5 million, a decrease of 21% from the $143.2 million reported in the same three month period of 2006. While still below last year’s peak rates, Veeco’s data storage orders increased 41% sequentially to $41.4 million (a decrease of 42% from last year’s second quarter) and the Company currently believes that the data storage environment has improved from an order perspective. While Veeco’s data storage customers are undergoing a period of consolidation and Veeco often has limited visibility to their spending patterns, we believe that longer term industry requirements for increased areal density and consumer electronic expansion will drive future investment in perpendicular head technology and conversion to larger wafer size. Second quarter orders in the HB-LED/Wireless segment remain strong at $34.5 million, down 11% sequentially but up 26% from last year’s second quarter. This increased order rate compared to the prior year reflects the introduction of new consumer HB-LED backlighting for emerging applications such as personal computers and flat panel televisions as well as positive customer interest in Veeco’s next generation “K-Series” metal organic chemical vapor deposition (“MOCVD”) tools, which were introduced in December 2006 and provide significant advantages in uniformity and throughput. The most unfavorable order segment for Veeco during the second quarter was semiconductor, down 29% sequentially. Veeco will be launching its next generation automated AFM product in the fall of 2007 (currently taking evaluation orders from key customers), and currently expects this product to help improve Veeco’s semiconductor order and revenue stream in 2008.

                Technology changes are continuing in all of Veeco’s markets: the continued increase of 80 GB hard drives and investment in 120 GB hard drives and the transition to perpendicular recording in data storage; the increased usage of “mini” drives in consumer electronic applications; the reduction of feature sizes in the semiconductor industry to 45 nanometer and below; the growing applications in HB-LED such as automotive, architectural lighting and backlighting for laptops; and opportunities in the solar industry. Veeco believes that these trends, together with the continued funding of nanoscience research, will prompt customers to seek our next-generation solutions to address their manufacturing and technology challenges. In addition, consumer spending on many types of electronics has increased and various worldwide economies, such as those in the Asia Pacific region, are experiencing growth.

Outlook

                The Company reviews a number of indicators to evaluate the strength of its markets going forward, such as plant utilization trends, capacity requirements and capital spending trends. Veeco is currently forecasting a decline in revenues on a sequential basis for the third quarter of 2007 with revenues improving in the fourth quarter. Veeco currently expects its revenues to be in the range of approximately $92 million to $97 million for the third quarter of 2007. While Veeco has a strong pipeline of new products for the data storage, HB-LED, semiconductor and scientific research markets, many of these are in the early stages of shipments and there is uncertainty associated with customer acceptance and the Company’s ability to recognize revenue upon shipment of the products. The Company is also forecasting a decline in profitability in the third quarter of 2007 compared to the second quarter due to several key factors including: introductory pricing for several new data storage products and low revenue in Veeco’s Metrology business. Fourth quarter 2007 revenues and profitability are forecasted to improve from the weak third quarter levels on improved volume and pricing in both Process Equipment and Metrology. Compared with first half 2007 revenue of $197.9 million, Veeco currently forecasts that second half 2007 revenue will improve to $200-$220 million, subject to customer acceptance timing. This would bring revenue for the full year to approximately $400-$420 million, down 5-10% from 2006.

Results of Operations:

Three Months Ended June 30, 2007 and 2006

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

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the three months ended June 30, 2007 and 2006 and the analysis of sales and orders for the same periods by segment, industry and region (in thousands):

	Three Months ended June 30,				Dollar
	2007		2006		Change

Net sales	$98,769	100.0%	$111,635	100.0%	$(12,866)
Cost of sales	56,524	57.2	61,923	55.5	(5,399)
Gross profit	42,245	42.8	49,712	44.5	(7,467)
Operating expenses:
Selling, general and administrative expense	23,818	24.1	24,996	22.4	(1,178)
Research and development expense	15,903	16.1	15,252	13.7	651
Amortization expense	2,368	2.4	3,989	3.5	(1,621)
Restructuring expense	1,445	1.5	—	—	1,445
Other income, net	(279)	(0.3)	(132)	(0.1)	(147)
Total operating expenses	43,255	43.8	44,105	39.5	(850)
Operating (loss) income	(1,010)	(1.0)	5,607	5.0	(6,617)
Interest expense, net	772	0.8	1,149	1.0	(377)
(Loss) income before income taxes and noncontrolling interest	(1,782)	(1.8)	4,458	4.0	(6,240)
Income tax provision	1,042	1.0	1,433	1.3	(391)
Noncontrolling interest	(229)	(0.2)	—	—	(229)
Net (loss) income	$(2,595)	(2.6)%	$3,025	2.7%	$(5,620)

	Sales				Orders
	Three Months ended June 30,		Dollar and Percentage Change		Three Months ended June 30,		Dollar and Percentage Change		Book to Bill Ratio
	2007	2006	Year to Year		2007	2006	Year to Year		2007	2006
Segment Analysis
Process Equipment	$60,016	$67,361	$(7,345)	(10.9)%	$77,667	$94,309	$(16,642)	(17.6)%	1.29	1.40
Metrology	38,753	44,274	(5,521)	(12.5)	34,786	48,899	(14,113)	(28.9)	0.90	1.10
Total	$98,769	$111,635	$(12,866)	(11.5)%	$112,453	$143,208	$(30,755)	(21.5)%	1.14	1.28

Industry Analysis
Data Storage	$31,155	$53,105	$(21,950)	(41.3)%	$41,362	$71,446	$(30,084)	(42.1)%	1.33	1.35
HB-LED/wireless	25,743	18,424	7,319	39.7	34,515	27,405	7,110	25.9	1.34	1.49
Semiconductor	10,782	12,448	(1,666)	(13.4)	8,331	19,997	(11,666)	(58.3)	0.77	1.61
Research and Industrial	31,089	27,658	3,431	12.4	28,245	24,360	3,885	15.9	0.91	0.88
Total	$98,769	$111,635	$(12,866)	(11.5)%	$112,453	$143,208	$(30,755)	(21.5)%	1.14	1.28

Regional Analysis (1)
North America	$31,275	$34,541	$(3,266)	(9.5)%	$39,428	$52,834	$(13,406)	(25.4)%	1.26	1.53
Europe	20,593	16,095	4,498	27.9	22,091	9,648	12,443	129.0	1.07	0.60
Japan	11,251	11,297	(46)	(0.4)	17,057	19,596	(2,539)	(13.0)	1.52	1.73
Asia-Pacific	35,650	49,702	(14,052)	(28.3)	33,877	61,130	(27,253)	(44.6)	0.95	1.23
Total	$98,769	$111,635	$(12,866)	(11.5)%	$112,453	$143,208	$(30,755)	(21.5)%	1.14	1.28

(1) The prior period has been reclassified to conform to the current period presentation.

Net sales of $98.8 million for the second quarter of 2007 were down $12.9 million, or 11.5%, compared to the second quarter of 2006. By segment, Process Equipment sales were down $7.4 million, or 10.9%. The decrease in Process Equipment sales is primarily due to a decrease in sales to the data storage market. Partially offsetting this decline was a continued increase in sales to the HB-LED/wireless market. Metrology sales declined $5.5 million, primarily due to decreased purchases of optical metrology products in the data storage market and automated AFM products in the semiconductor market. By region, net sales increased by 27.9% in Europe, while sales in Asia-Pacific, North America and Japan declined 28.3%, 9.5% and 0.4%, respectively. The Company believes that quarter-to-quarter variations in the geographic distribution of sales will continue.

Orders of $112.5 million for the second quarter of 2007 decreased by $30.8 million, or 21.5%, from the comparable 2006 period. By segment, the 17.6% decrease in Process Equipment orders was primarily due to a $22.0 million decrease in orders for Ion Beam equipment as a result of a decrease in customer demand in the data storage industry. The 28.9% decrease in Metrology orders was due to an $11.9 million decrease in orders for automated AFM products, principally to semiconductor customers, as well as a $1.6 million decrease in orders for optical metrology products, principally to data storage customers.

The Company’s book-to-bill ratio for the second quarter of 2007, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.14. The Company’s backlog as of June 30, 2007 was $161.3 million, compared to $140.8 million as of December 31, 2006. During the quarter ended June 30, 2007, the Company experienced no significant net backlog adjustments and order cancellations. However the Company did experience rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended June 30, 2007 was 42.8%, compared to 44.5% in the second quarter of 2006. Process Equipment sales represented 60.8% of total sales for the second quarter of 2007, up from 60.3% in the prior year period. Metrology sales accounted for 39.2% of total sales for the second quarter of 2007, down from 39.7% in the prior year period. Metrology gross margins decreased to 44.4% from 51.0%, principally due to lower sales volume of optical metrology and automated AFM products and a less favorable product mix in the AFM products sold to scientific and research customers. This decrease was partially offset by an increase in Process Equipment gross margins to 41.7% from 40.3% in the prior year period, despite a $7.4 million reduction in sales. This increase is primarily due to significant improvement in MOCVD product gross margins to 40.3% up from 22.1% in the prior year period due to a $7.5 million, or 55% increase in sales, as well as a significant improvement in mix and price.

Selling, general and administrative expenses were $23.8 million, or 24.1% of sales, in the second quarter of 2007, compared with $25.0 million, or 22.4% of sales, in the comparable prior year period. The $1.2 million decrease is primarily attributable to a reduction in management bonuses and long-term incentive expenses associated with reduced earnings in 2007 and a reduction in legal fees partially offset by an increase in non-cash stock-based compensation expense.

Research and development expense totaled $15.9 million in the second quarter of 2007, an increase of $0.7 million from the second quarter of 2006, primarily due to new product development efforts in automated AFM for the semiconductor market as well as an investment in AFM for life sciences applications. As a percentage of sales, research and development increased to 16.1% in the second quarter of 2007, compared to 13.7% in the second quarter of 2006.

Amortization expense was $2.4 million in the second quarter of 2007, compared to $4.0 million in the second quarter of 2006. The decrease was principally due to certain technology-based intangibles becoming fully amortized during the second quarter of 2007.

                The restructuring expense of $1.4 million for the quarter ended June 30, 2007, was related to personnel severance costs principally associated with the Company’s Metrology operations in Santa Barbara, California and Tucson, Arizona.

                Net interest expense in the second quarter of 2007 was $0.8 million compared to $1.1 million in the second quarter of 2006. This reduction in net interest expense is primarily related to less interest expense associated with the extinguishment of debt and higher cash balances invested during the second quarter of 2007 compared to the second quarter of 2006.

The income tax provision for the quarter ended June 30, 2007 was $1.0 million compared to $1.4 million in the second quarter of 2006. The 2007 provision for income taxes included $0.7 million relating to Veeco’s foreign operations which continue to be profitable and $0.3 million relating to the Company’s domestic operations. Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future. The 2006 provision for income taxes included $1.1 million relating to Veeco’s foreign operations and $0.3 million relating to the Company’s domestic operations. The reduction in income tax provision is due to a decrease in taxable income in the Company’s foreign operations.

Noncontrolling interest was a credit to income of $0.2 million for the three months ended June 30, 2007. As the Company is the primary beneficiary of Fluens Corporation (“Fluens”), a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, it is required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests. As a result, the Company eliminated from its net income 80.1% of Fluens’ operating losses for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 and 2006

The following tables show selected items of Veeco’s Consolidated Statements of Operations, percentages of sales and comparisons between the six months ended June 30, 2007 and 2006 and the analysis of sales and orders for the same periods by segment, industry and region (in thousands):

	Six Months ended June 30,				Dollar
	2007		2006		Change

Net sales	$197,935	100.0%	$205,553	100.0%	$(7,618)
Cost of sales	111,995	56.6	114,072	55.5	(2,077)
Gross profit	85,940	43.4	91,481	44.5	(5,541)
Operating expenses:
Selling, general and administrative expense	46,624	23.6	46,326	22.6	298
Research and development expense	31,292	15.8	29,838	14.5	1,454
Amortization expense	6,277	3.2	8,004	3.9	(1,727)
Restructuring expense	1,445	0.7	—	—	1,445
Other (income) expense, net	(426)	(0.2)	67	—	(493)
Total operating expenses	85,212	43.1	84,235	41.0	977
Operating income	728	0.3	7,246	3.5	(6,518)
Interest expense, net	1,591	0.8	2,527	1.2	(936)
Gain on extinguishment of debt	(738)	(0.4)	(330)	(0.2)	(408)
(Loss) income before income taxes and noncontrolling interest	(125)	(0.1)	5,049	2.5	(5,174)
Income tax provision	2,536	1.3	2,266	1.1	270
Noncontrolling interest	(359)	(0.2)	—	—	(359)
Net (loss) income	$(2,302)	(1.2)%	$2,783	1.4%	$(5,085)

	Sales				Orders
	Six Months ended June 30,		Dollar and Percentage Change		Six Months ended June 30,		Dollar and Percentage Change		Book to Bill Ratio
	2007	2006	Year to Year		2007	2006	Year to Year		2007	2006

Segment Analysis
Process Equipment	$118,105	$120,552	$(2,447)	(2.0)%	$146,367	$177,802	$(31,435)	(17.7)%	1.24	1.47
Metrology	79,830	85,001	(5,171)	(6.1)	71,993	92,100	(20,107)	(21.8)	0.90	1.08
Total	$197,935	$205,553	$(7,618)	(3.7)%	$218,360	$269,902	$(51,542)	(19.1)%	1.10	1.31

Industry Analysis
Data Storage	$66,666	$93,188	$(26,522)	(28.5)%	$70,737	$141,832	$(71,095)	(50.1)%	1.06	1.52
HB-LED/wireless	46,745	33,520	13,225	39.5	73,372	51,732	21,640	41.8	1.57	1.54
Semiconductor	20,951	23,757	(2,806)	(11.8)	20,073	30,095	(10,022)	(33.3)	0.96	1.27
Research and Industrial	63,573	55,088	8,485	15.4	54,178	46,243	7,935	17.2	0.85	0.84
Total	$197,935	$205,553	$(7,618)	(3.7)%	$218,360	$269,902	$(51,542)	(19.1)%	1.10	1.31

Regional Analysis (1)
North America	$66,502	$67,259	$(757)	(1.1)%	$73,500	$92,902	$(19,402)	(20.9)%	1.11	1.38
Europe	34,955	34,450	505	1.5	41,176	26,816	14,360	53.6	1.18	0.78
Japan	31,147	26,298	4,849	18.4	29,795	31,174	(1,379)	(4.4)	0.96	1.19
Asia-Pacific	65,331	77,546	(12,215)	(15.8)	73,889	119,010	(45,121)	(37.9)	1.13	1.53
Total	$197,935	$205,553	$(7,618)	(3.7)%	$218,360	$269,902	$(51,542)	(19.1)%	1.10	1.31

(1) The prior period has been reclassified to conform to the current period presentation.

Net sales of $197.9 million for the six months ended June 30, 2007 were down $7.6 million, or 3.7%, compared to the six months ended June 30, 2006. By segment, Process Equipment sales were down $2.4 million, or 2.0%. The decrease in Process Equipment sales is primarily due to a decrease in customer demand in the data storage industry. Partially offsetting this decline was an increase in sales to the HB-LED/wireless market. Metrology sales decreased $5.2 million, or 6.1%, primarily due to decreased purchases of optical metrology products in the data storage market and automated AFM products in the semiconductor market. By region, net sales increased by 18.4% in Japan and 1.5% in Europe, while sales in Asia-Pacific and North America declined 15.8% and 1.1%, respectively. The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $218.4 million for the six months ended June 30, 2007 decreased by $51.5 million, or 19.1%, from the comparable 2006 period. By segment, the 17.7% decrease in Process Equipment orders was primarily due to a $40.6 million decrease in orders for Ion Beam equipment as a result of a decrease in customer demand in the data storage industry, partially offset by a $21.7 million increase in MOCVD orders resulting from an increase in purchases in the HB-LED/wireless market. The 21.8% decrease in Metrology orders was primarily due to a $10.1 million decrease in orders for optical metrology products, principally to data storage customers, and a $10.2 million decrease in orders for automated AFM products, principally to semiconductor customers.

The Company’s book-to-bill ratio for the six months ended June 30, 2007, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.10. The Company’s backlog as of June 30, 2007 was $161.3 million, compared to $140.8 million as of December 31, 2006. During the six months ended June 30, 2007, the Company experienced net backlog adjustments and order cancellations of less than $0.1 million. The Company also experienced rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the six months ended June 30, 2007 was 43.4%, compared to 44.5% in the comparable prior year period. Process Equipment sales represented 59.7% of total sales for the six months ended June 30, 2007, up from 58.6% in the prior year period. Metrology sales accounted for 40.3% of total sales for the six months ended June 30, 2007, down from 41.4% in the comparable prior year period. Metrology gross margins decreased to 46.9% from 51.9%, principally due to less favorable product mix in AFM products sold to scientific and research customers and lower sales volume of automated AFM and optical metrology products. This decrease was partially offset by an increase in Process Equipment gross margins to 41.0% from 39.3% in the prior year period. This increase is primarily due to significant improvement in MOCVD product gross margins when compared to the prior year period due to a $12.3 million, or 55.1% increase in sales, as well as a significant improvement in mix and price.

Selling, general and administrative expenses were $46.6 million, or 23.6% of sales, in the six months ended June 30, 2007, compared with $46.3 million, or 22.6% of sales, in the comparable prior year period. The $0.3 million increase is primarily attributable to an increase in non-cash compensation expense related to stock options and restricted shares and selling expense due primarily to an investment in the AFM product line for life sciences applications partially offset by a reduction in management incentive bonus expense and legal fees.

Research and development expense totaled $31.3 million in the six months ended June 30, 2007, an increase of $1.5 million from the comparable prior year period, primarily due to an investment in life sciences applications in AFM as well as new product development efforts in the Company’s MOCVD product platform for HB-LED/wireless applications and automated AFM products for the semiconductor industry. As a percentage of sales, research and development increased to 15.8% in the six months ended June 30, 2007, compared to 14.5% in the comparable prior year period.

Amortization expense was $6.3 million in the six months ended June 30, 2007, compared to $8.0 million in the comparable prior year period. The decrease was due to certain technology-based intangibles becoming fully amortized during the second quarter of 2007.

The restructuring expense of $1.4 million for the six months ended June 30, 2007, was related to personnel severance costs principally associated with the Company’s Metrology operations in Santa Barbara, California and Tucson, Arizona.

During the six months ended June 30, 2007, the Company repurchased $56.0 million of its convertible subordinated notes, reducing the amount outstanding from $200.0 million to $144.0 million. The repurchase amount was $55.1 million in cash, of which $54.8 million related to principal and $0.3 million related to accrued interest. As a result of the repurchase, the Company recorded a net gain from the extinguishment of debt in the amount of $0.7 million. During the six months ended June 30, 2006, the Company repurchased $20.0 million of its convertible subordinated notes reducing the amount outstanding from $220.0 million to $200.0 million. As a result of these repurchases, the Company recorded a net gain from the extinguishment of debt in the amount of $0.3 million.

Net interest expense in six months ended June 30, 2007 was $1.6 million compared to $2.5 million in the comparable prior year period. This reduction in net interest expense is primarily related to less interest expense associated with the extinguishment of debt and higher cash balances invested during the six months ended June 30, 2007 compared to the prior year period.

The income tax provision for the six months ended June 30, 2007 was $2.5 million compared to $2.3 million in the comparable prior year period. The 2007 provision for income taxes included $1.9 million relating to Veeco’s foreign operations, which continue to be profitable, and $0.6 million relating to the Company’s domestic operations. Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future. The 2006 provision for income taxes included $1.7 million relating to Veeco’s foreign operations and $0.6 million relating to the Company’s domestic operations.

Noncontrolling interest was a credit to income of $0.4 million for the six months ended June 30, 2007. As the Company is the primary beneficiary of Fluens Corporation, a variable interest entity as defined by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, it is required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests. As a result, the Company eliminated from its net income 80.1% of Fluens’ operating losses for the six months ended June 30, 2007.

Liquidity and Capital Resources

Historically, Veeco’s principal capital requirements have included the funding of acquisitions and capital expenditures. The Company traditionally has generated cash from operations and debt and stock issuances. Veeco’s ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services.

The Company had a net decrease in cash of $39.0 million for the six months ended June 30, 2007 from December 31, 2006, primarily due to the repurchase of $56.0 million of its 4.125% convertible subordinated notes due 2008 (the “Old Notes”). Cash provided by operations was $20.6 million for this period, as compared to cash provided by operations of $16.7 million for the comparable 2006 period. Net (loss) income adjusted for non-cash items provided operating cash flows of $12.5 million for the six months ended June 30, 2007, compared to $18.1 million for the comparable 2006 period. Net cash provided by operations for the six months ended June 30, 2007 was impacted by an increase in net operating assets and liabilities of $8.2 million. Accounts receivable decreased $21.1 million during the six months ended June 30, 2007, due to a $24.3 million reduction in sales when comparing the fourth quarter of 2006 to the second quarter of 2007 and favorable cash collections during 2007.  Inventories increased by approximately $4.0 million during the same period, principally due to an increase in work in process and finished goods inventories for systems to be shipped during the second half of 2007 in the Process Equipment segment.  Accrued expenses and other current liabilities decreased $4.1 million during the six months ended June 30, 2007, due primarily to the first quarter payout of management incentive compensation and sales commissions.

Cash used in investing activities of $5.6 million for the six months ended June 30, 2007, resulted primarily from capital expenditures of $5.9 million, partially offset by $0.3 million in proceeds from the sale of property, plant and equipment. During 2007, the Company expects to invest a total of approximately $16.4 million in capital projects primarily related to engineering equipment and lab tools used in producing, testing and process development for Veeco’s products, enhanced manufacturing facilities and the continuing implementation of SAP and related computer systems.

Cash used in financing activities for the six months ended June 30, 2007, totaled $54.2 million, primarily consisting of $55.1 million primarily used to repurchase a portion of the Company’s Old Notes, $1.0 million in payments for debt issuance costs, partially offset by $2.1 million from the issuance of common stock resulting from the exercise of employee stock options.

During the first quarter of 2007, the Company repurchased $56.0 million of its Old Notes, for $54.8 million. As a result of these repurchases, the amount of  Old Notes outstanding was reduced to $144.0 million and the Company recorded a net gain of $0.7 million.

On April 20, 2007, the Company issued new notes pursuant to privately negotiated exchange agreements with certain holders of the Old Notes. Under these agreements, such holders agreed to exchange $106.4 million aggregate principal amount of the Old Notes for approximately $105.5 million aggregate principal amount of a new series of 4.125% convertible subordinated notes due April 15, 2012 (the “New Notes”). On May 1, 2007, the Company issued an additional $12.3 million aggregate principal amount of New Notes in a second round of exchange transactions with the holders of $12.4 million of Old Notes.  Following the exchange transactions, approximately $25.2 million of the Old Notes, with a conversion price of $38.51 per common share, remained outstanding.  No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes.

The New Notes initially will be convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the New Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including Veeco’s common stock trading at prices 130% over the conversion price for a specified period.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s revolving credit facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next two years. The Company believes it will be able to meet its obligation to repay the outstanding $25.2 million of the Old Notes that mature on December 21, 2008 through cash on hand and cash generated from operations. The Company believes it will be able to meet its obligation to repay the outstanding $117.8 million of the New Notes due in April 2012 through a combination of refinancing, cash generated from operations and/or other means.

In 2006, Veeco purchased 19.9% of the common stock of Fluens Corporation. Veeco and Fluens are jointly developing a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions by May 2009, Veeco will be obligated to purchase the balance of the outstanding stock of Fluens for $3.5 million and pay an earn-out. Approximately 31% of Fluens is owned by a Vice President of one of Veeco’s business units.

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

                For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying condensed consolidated balance sheets. At June 30, 2007 and December 31, 2006, $1.2 million and $0.3 million, respectively, are recorded in deferred profit.

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

                The Company records valuation allowances in order to reduce its deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, it considers a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes  factors such as current and previous operating losses are given significantly greater weight than the outlook for future profitability in determining the deferred tax asset carrying value.

                At June 30, 2007, the Company had a valuation allowance of approximately $67.8 million against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  The valuation allowance was calculated in accordance with the provisions of SFAS 109, which place primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical losses and the losses incurred in 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 68.7% and 67.1% of Veeco’s total net sales for the three and six months ended June 30, 2007, respectively, and 71.1% and 68.6% for the comparable 2006 periods, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 20.6% and 20.5% of Veeco’s total net sales for the three and six months ended June 30, 2007, and 16.4% and 16.5% for the comparable 2006 periods, respectively.

The consolidated results of operations for the three and six months ended June 30, 2007 include aggregate foreign currency losses of approximately $0.2 million and $0.3 million, respectively.  Included in those losses were gains of less than $0.1 million and losses of approximately $0.1 million, respectively, related to forward contracts.  The 2006 consolidated results of operations include aggregate foreign currency losses of  approximately $0.1 million and $0.4 million for the three and six months ended June 30, respectively.  Included in those losses were losses of approximately $0.1 million and gains of approximately $0.1 million, respectively, related to forward hedge contracts.

Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. Veeco uses derivative financial instruments to mitigate these risks. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company generally enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $2.4 million and $2.9 million for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, the Company had not entered into any forward contracts for the month of July.

Assuming second quarter 2007 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

The Company is presently in the process of implementing new company-wide integrated applications software and, as of June 30, 2007, has completed the conversion to this new platform in ten of Veeco’s business locations with the remainder expected to be completed by the first half of 2008. As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure.  There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported in Veeco’s Annual Report of Form 10-K for the year ending December 31, 2006, Veeco and certain of its officers have been named as defendants in a securities class action lawsuit consolidated in August 2005 that is pending in federal court in the Southern District of New York (“the Court”).  The lawsuit arises out of the restatement in March 2005 of Veeco’s financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of the Company’s discovery of certain improper accounting transactions at its TurboDisc business unit.  On July 5, 2007, Veeco entered into a Memorandum of Understanding to settle and fully resolve this lawsuit for a payment of $5.5 million.  Veeco expects that insurance proceeds will cover the settlement amount and any significant legal expenses related to the settlement.  The settlement agreement is subject to court approval and would dismiss all pending claims against Veeco and the other defendants with no admission or finding of wrongdoing by Veeco or any of the other defendants, and Veeco and the other defendants would receive a full release of all claims pending in the litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 4, 2007. The matters voted on at the meeting were: (a) the election of three directors: (i) Heinz K. Fridrich, (ii) Roger D. McDaniel and (iii) Irwin H. Pfister; and (b) ratification of the Board’s appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.  The terms of each of the following directors continued after the meeting:  Joel A. Elftmann, Paul R. Low, Peter J. Simone, Edward H. Braun, Richard A. D’Amore and Douglas A. Kingsley.  As of the record date for the meeting, there were 31,149,232 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting. Each of the directors up for reelection was reelected and the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was ratified by the required number of votes on each such matter.  The results of the voting were as follows:

Matter	For	Withheld

(a)(i)	28,423,918	173,347
(a)(ii)	28,423,086	174,179
(a)(iii)	28,430,528	166,737

Matter	For	Against	Abstained	Broker Non-Votes

(b)	27,389,356	1,193,132	14,779	—

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	*
10.2	Employment agreement effective as of April 27, 2007 between Edward H. Braun and Veeco Instruments Inc.	*
10.3	Employment agreement effective as of July 1, 2007 between John R. Peeler and Veeco Instruments Inc.	*
10.4	Indemnification Agreement dated as of July 1, 2007 between Veeco Instruments Inc. and John R. Peeler.	Current Report on Form 8-K filed October 23, 2006, Exhibit 10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 7, 2007

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler
Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr.
Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	*
10.2	Employment agreement effective as of April 27, 2007 between Edward H. Braun and Veeco Instruments Inc.	*
10.3	Employment agreement effective as of July 1, 2007 between John R. Peeler and Veeco Instruments Inc.	*
10.4	Indemnification Agreement dated as of July 1, 2007 between Veeco Instruments Inc. and John R. Peeler.	Current Report on Form 8-K filed October 23, 2006, Exhibit 10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*              Filed herewith