Form 10-Q
period 2007-09-30
VEECO INSTRUMENTS INC
filed 2007-10-31
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2989601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
100 Sunnyside Boulevard, Suite B Woodbury, New York	11797-2902 (Zip Code)
(Address of Principal Executive Offices)

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

31,767,392 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on October 29, 2007.

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$97,718	$112,369	$295,653	$317,922
Cost of sales	61,824	64,513	173,819	178,585
Gross profit	35,894	47,856	121,834	139,337
Costs and expenses:
Selling, general and administrative expense	22,723	22,296	69,347	68,622
Research and development expense	15,049	15,716	46,341	45,554
Amortization expense	1,959	4,025	8,236	12,029
Restructuring expense	529	—	1,974	—
Write-off of purchased in-process technology	—	1,160	—	1,160
Other income, net	(179)	(310)	(605)	(243)
Total operating expenses	40,081	42,887	125,293	127,122
Operating (loss) income	(4,187)	4,969	(3,459)	12,215
Interest expense, net	665	1,056	2,256	3,583
Gain on extinguishment of debt	—	—	(738)	(330)
(Loss) income before income taxes and noncontrolling interest	(4,852)	3,913	(4,977)	8,962
Income tax provision	954	612	3,490	2,878
Noncontrolling interest	(123)	(1,207)	(482)	(1,207)
Net (loss) income	$(5,683)	$4,508	$(7,985)	$7,291

Net (loss) income per common share	$(0.18)	$0.15	$(0.26)	$0.24
Diluted net (loss) income per common share	$(0.18)	$0.14	$(0.26)	$0.23

Weighted average shares outstanding	31,100	30,693	30,975	30,369
Diluted weighted average shares outstanding	31,100	31,393	30,975	31,100

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$108,402	$147,046
Accounts receivable, less allowance for doubtful accounts of $2,728 in 2007 and $2,683 in 2006	68,603	86,589
Inventories	105,659	100,355
Prepaid expenses and other current assets	10,254	9,378
Deferred income taxes	2,605	2,565
Total current assets	295,523	345,933
Property, plant and equipment at cost, less accumulated depreciation of $93,559 in 2007 and $88,087 in 2006	69,505	73,510
Goodwill	100,898	100,898
Purchased technology, less accumulated amortization of $71,119 in 2007 and $64,736 in 2006	37,469	43,852
Other intangible assets, less accumulated amortization of $28,936 in 2007 and $26,740 in 2006	23,754	25,053
Other assets	215	354
Total assets	$527,364	$589,600

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$35,619	$40,588
Accrued expenses	50,369	48,714
Deferred profit	1,342	251
Income taxes payable	1,382	2,723
Current portion of long-term debt	5,434	5,597
Total current liabilities	94,146	97,873
Deferred income taxes	3,470	2,423
Long-term debt	146,450	203,607
Other non-current liabilities	1,716	2,304

Noncontrolling interest	1,160	1,642

Shareholders’ equity	280,422	281,751
Total liabilities and shareholders’ equity	$527,364	$589,600

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net (loss) income	$(7,985)	$7,291
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,288	22,426
Deferred income taxes	1,111	291
Gain on extinguishment of debt	(738)	(330)
Non-cash compensation expense for share-based payments	3,490	1,443
Noncontrolling interest in net loss of subsidiary	(482)	(1,207)
Gain on sale of property, plant and equipment	(79)	(27)
Write-off of purchased in-process technology	—	1,160
Changes in operating assets and liabilities:
Accounts receivable	19,972	3,103
Inventories	(4,801)	(14,691)
Accounts payable	(5,042)	5,025
Accrued expenses, deferred profit and other current liabilities	524	3,159
Other, net	(2,481)	(5,119)
Net cash provided by operating activities	22,777	22,524

Investing activities
Capital expenditures	(6,854)	(12,473)
Proceeds from sale of property, plant and equipment	311	35
Payments for net assets of businesses acquired	—	(3,068)
Net maturities of investments	—	(128)
Net cash used in investing activities	(6,543)	(15,634)

Financing activities
Proceeds from stock issuance	2,781	15,082
Repayments of long-term debt	(55,407)	(19,680)
Payments for debt issuance costs	(1,503)	—
Other	(314)	—
Net cash used in financing activities	(54,443)	(4,598)
Effect of exchange rates on cash and cash equivalents	(435)	(226)
Net change in cash and cash equivalents	(38,644)	2,066
Cash and cash equivalents at beginning of period	147,046	124,499
Cash and cash equivalents at end of period	$108,402	$126,565

Supplemental disclosure of non-cash investing and financing activities
Exchange of convertible subordinated notes	$118,766	$—
Transfers from property, plant and equipment to inventory	473	1,515
Transfers from inventory to property, plant and equipment	78	743
Acquisition of assets in connection with the consolidation of a variable interest entity	—	3,550
Assumption of liabilities in connection with the consolidation of a variable interest entity	—	643

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Consistent with prior years, the Company reports interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period.  The interim quarter ends are determined at the beginning of each year based on the 13-week quarters.  The 2007 interim quarter ends are April 1, July 1, and September 30.  The 2006 interim quarter ends were April 2, July 2, and October 1.  For ease of reference, the Company reports these interim quarter ends as March 31, June 30, and September 30 in its interim condensed consolidated financial statements.

Net (Loss) Income Per Common Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands )

Weighted average shares outstanding	31,100	30,693	30,975	30,369
Dilutive effect of stock options and restricted stock awards	—	700	—	731
Diluted weighted average shares outstanding	31,100	31,393	30,975	31,100

Net (loss) income and diluted net (loss) income per common share are computed using the weighted average number of common and common equivalent shares outstanding during the period.

During the three and nine month periods ended September 30, 2007, options to purchase 5.7 million shares of common stock (at prices ranging from $0.27 to $72.00 per share) that were outstanding were excluded from the computation of diluted earnings per share.  During the comparable 2006 periods, options to purchase 2.9 million shares (at prices ranging from $23.11 to $72.00 per share) and 3.0 million shares (at prices ranging from $22.63 to $72.00 per share) of common stock that were outstanding were excluded from the computation of diluted earnings per share.  In the 2007 periods, the Company recorded net losses, so the effect of all options outstanding was anti-dilutive.  In 2006, the exercise price of these options exceeded the average market price of the Company’s common stock, thereby causing their effect to be anti-dilutive.

During the second quarter of 2007, the Company issued a new series of 4.125% convertible subordinated notes due April 15, 2012 (the "New Notes") pursuant to privately negotiated exchange agreements with certain holders of its outstanding 4.125% convertible subordinated notes due 2008 (the "Old Notes"). In total, the Company exchanged $118.8 million of Old Notes for $117.8 million of New Notes.

The effect of the assumed conversion of the Old Notes is approximately 0.7 million and 2.2 million common equivalent shares for the three and nine months ended September 30, 2007, respectively, and 5.2 million and 5.3 million for the comparable periods of 2006, respectively.  The converted shares are anti-dilutive and, therefore, are not included in the weighted shares outstanding for the three and nine months ended September 30, 2007 and 2006, respectively.  The second quarter 2007 debt exchange, together with the $56 million in debt repurchases of Old Notes during the first quarter of 2007 reduced the effect on earnings per share of the assumed conversion of the Old Notes, which was calculated using the “if converted” method of accounting.

The New Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as the Company has the ability and the intent to settle the principal amount of the New Notes in cash.  Under the terms of the New Notes, the Company may pay the principal amount of converted New Notes in cash or in shares of common stock.  The Company has indicated that it intends to pay such amounts in cash.  Using the treasury stock method, the impact of the assumed conversion of the New Notes is anti-dilutive for the three and nine months ended September 30, 2007, as the average stock price was below the conversion price of $27.23 for both periods.  The effect of the assumed converted shares is dependent on the stock price at the time of the conversion.  The maximum number of common equivalent shares issuable upon conversion inclusive of the maximum make whole provision is approximately 6.0 million.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), which became effective for Veeco on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and changes in assumptions and judgments can materially affect the amounts recognized in the Company’s condensed consolidated financial statements. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 during the first quarter of 2007 resulted in a $0.8 million reduction to the January 1, 2007 retained earnings balance. For additional information regarding the adoption of FIN 48, see Note 5, Income Taxes.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2—Share-Based Payments

Stock Option and Restricted Stock-Based Compensation

                Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period  The following compensation expense was included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Share-based compensation expense	$1,505	$722	$3,490	$1,442

                As of September 30, 2007, the total unrecognized compensation cost related to nonvested stock awards is $10.3 million and to stock option awards is $3.7 million.  The related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.4 years for the nonvested stock awards and 2.5 years for option awards.

A summary of the Company’s restricted stock awards including restricted stock units as of September 30, 2007, is presented below:

		Weighted-
	Shares	Average
	(In	Grant-Date
	thousands)	Fair Value
Nonvested at beginning of year	244	$22.50
Granted	505	19.25
Vested	(93)	25.08
Forfeited	(50)	18.17
Nonvested as of September 30, 2007	606	19.75

A summary of the Company’s stock option plans as of and for the nine months ended September 30, 2007, is presented below:

				Weighted-
			Aggregate	Average
		Weighted-	Intrinsic	Remaining
	Shares	Average	Value	Contractual
	(In	Exercise	(In	Life
	thousands)	Price	thousands)	(in years)
Outstanding at beginning of year	6,363	$25.58
Granted	603	19.58
Exercised	(169)	15.72
Forfeited (including cancelled options)	(1,079)	35.46
Outstanding at September 30, 2007	5,718	$23.37	$6,049	3.1
Options exercisable at September 30, 2007	5,011	$23.86	$5,748	2.6

Note 3—Balance Sheet Information

Inventories

Inventories have been determined by lower of cost (principally first-in, first-out) or market.  Inventories consist of:

	September 30, 2007	December 31, 2006
	(In thousands )

Parts and components (1)	$60,121	$60,249
Work in process (1)	32,192	27,961
Finished goods	13,346	12,145
	$105,659	$100,355

(1) The prior period has been reclassified to conform to current period presentation.

Accrued Warranty

The Company estimates the costs that may be incurred under the warranty it provides and recognizes a liability in the amount of such costs at the time the related revenue is recognized.  Factors that affect the Company’s warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period.  The Company periodically assesses the adequacy of its recognized warranty liability and adjusts the amount as necessary.  Changes in the Company’s warranty liability during the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)

Balance as of January 1	$7,118	$6,671
Warranties issued during the period	4,170	5,088
Settlements made during the period	(4,788)	(4,602)
Balance as of September 30	$6,500	$7,157

Note 4—Segment Information

The Company manages the business, reviews operating results, and assesses performance, as well as allocates resources, based upon two separate reporting segments. The Process Equipment segment combines the etch, deposition, dicing and slicing products sold mostly to data storage customers and the molecular beam epitaxy (“MBE”) and metal organic chemical vapor deposition (“MOCVD”) products primarily sold to high-brightness light emitting diode, solar, and wireless telecommunications customers. This segment has production facilities in Plainview, New York, Ft. Collins, Colorado, Camarillo, California, St. Paul, Minnesota and Somerset, New Jersey. The Metrology segment represents products that are used to provide critical surface measurements on items such as semiconductor devices and thin film magnetic heads, as well as biological, nanoscience, and material science samples, and includes the Company’s broad line of atomic force microscopes, optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This segment has production facilities in Camarillo and Santa Barbara, California and Tucson, Arizona.

The Company evaluates the performance of its reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items (“EBITA”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management of the Company believes EBITA reports baseline performance and thus provides useful information. Certain items include charges for purchased in-process technology, restructuring, and debt-related costs or gains. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to the reportable product segments of the Company and a reconciliation of EBITA to income (loss) before income taxes and noncontrolling interest for the three and nine months ended September 30, 2007 and 2006 and goodwill and total assets as of September 30, 2007 and December 31, 2006 (in thousands):

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three Months Ended September 30, 2007
Net sales	$62,923	$34,795	$—	$97,718
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$2,249	$(395)	$(3,553)	$(1,699)
Interest expense, net	—	—	665	665
Amortization expense	1,444	399	116	1,959
Restructuring expense	159	46	324	529
Income (loss) before income taxes and noncontrolling interest	$646	$(840)	$(4,658)	$(4,852)

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three Months Ended September 30, 2006
Net sales	$71,375	$40,994	$—	$112,369
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$7,482	$4,352	$(1,680)	$10,154
Interest expense, net	—	—	1,056	1,056
Amortization expense	3,333	433	259	4,025
Write-off of purchased in-process technology	1,160	—	—	1,160
Income (loss) before income taxes and noncontrolling interest	$2,989	$3,919	$(2,995)	$3,913

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Nine Months Ended September 30, 2007
Net sales	$181,028	$114,625	$—	$295,653
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$11,842	$4,015	$(9,106)	$6,751
Interest expense, net	—	—	2,256	2,256
Amortization expense	6,628	1,135	473	8,236
Restructuring expense	159	1,398	417	1,974
Gain on extinguishment of debt	—	—	(738)	(738)
Income (loss) before income taxes and noncontrolling interest	$5,055	$1,482	$(11,514)	$(4,977)

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Nine Months Ended September 30, 2006
Net sales	$191,927	$125,995	$—	$317,922
Income (loss) before interest, taxes, amortization and certain items (EBITA)	$17,159	$16,280	$(8,035)	$25,404
Interest expense, net	—	—	3,583	3,583
Amortization expense	9,909	1,328	792	12,029
Write-off of purchased in-process technology	1,160	—	—	1,160
Gain on extinguishment of debt	—	—	(330)	(330)
Income (loss) before income taxes and noncontrolling interest	$6,090	$14,952	$(12,080)	$8,962

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
As of September 30, 2007
Goodwill	$71,530	$29,368	$—	$100,898
Total assets	272,842	127,069	127,453	527,364

As of December 31, 2006
Goodwill	$71,530	$29,368	$—	$100,898
Total assets	285,661	138,140	165,799	589,600

Note 5—Income Taxes

The provision for income taxes of $1.0 million for the three months ended September 30, 2007 included $0.6 million relating to Veeco’s foreign operations, which continue to be profitable, and $0.4 million relating to the Company’s domestic operations.  The provision for income taxes of $3.5 million for the nine months ended September 30, 2007 included $2.5 million relating to Veeco’s foreign operations and $1.0 million relating to the Company’s domestic operations.  Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future.

The Company adopted FIN 48 on January 1, 2007. As a result of adopting FIN 48, the Company recognized a $0.8 million increase to its reserves for uncertain tax positions during the first quarter of 2007, which was recorded as a reduction to the January 1, 2007 retained earnings balance.  At the adoption date of January 1, 2007, the Company had approximately $2.3 million of unrecognized tax benefits, including the cumulative effect increase to its reserve for uncertain tax positions.  For the three and nine months ended September 30, 2007, the Company recorded $0.1 million and $0.6 million, respectively, related to unrecognized tax benefits.  As a result, the Company had $3.0 million of unrecognized tax benefits at September 30, 2007, all of which relate to positions taken on its foreign tax returns and represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions.  All material federal, state, local, and foreign income tax matters have been concluded for years through 2002 subject to subsequent utilization of net operating losses generated in such years.

The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $1.1 million as of September 30, 2007, which included $0.2 million accrued during the nine months ended September 30, 2007, the impact of which was to reduce net income by $0.2 million and earnings per diluted share by less than $0.01 for the nine months ended September 30, 2007.

Note 6—Comprehensive (Loss) Income

Total comprehensive (loss) income for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net (loss) income	$(5,683)	$4,508	$(7,985)	$7,291
Foreign currency translation	1,481	(1,065)	1,387	672
Total comprehensive (loss) income	$(4,202)	$3,443	$(6,598)	$7,963

Note 7—Debt

Convertible Debt

During the first quarter of 2007, the Company repurchased $56.0 million of its 4.125% convertible subordinated notes (the “Old Notes”) for $54.8 million, reducing the amount of the Old Notes outstanding from $200.0 million to $144.0 million.  As a result of these repurchases, the Company recorded a net gain from the extinguishment of debt of $0.7 million.

On April 20, 2007, the Company issued new convertible subordinated notes (the “New Notes”) pursuant to privately negotiated exchange agreements with certain holders of the Old Notes.  Under these agreements, such holders agreed to exchange $106.4 million aggregate principal amount of the Old Notes for approximately $105.5 million aggregate principal amount of New Notes. On May 1, 2007, the Company issued an additional $12.3 million aggregate principal amount of New Notes in a second round of exchange transactions with the holders of $12.4 million of Old Notes.  Following the exchange transactions, approximately $25.2 million of the Old Notes, with a conversion price of $38.51 per common share, remained outstanding.  No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes.

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

Credit Agreement

During the third quarter of 2007, the Company entered into a Credit Agreement with HSBC Bank USA, National Association, as administrative agent (“HSBC”), and the lenders named therein (the “New Credit Agreement”).  The New Credit Agreement amends and restates, and effectively replaces, the prior Credit Agreement, dated as of March 15, 2005, among the Company, HSBC and the lenders named therein (the “Prior Credit Agreement”).  The Prior Credit Agreement was set to expire on March 15, 2008.

The New Credit Agreement provides for revolving credit borrowings of up to $100.0 million. The annual interest rate under the New Credit Agreement is a floating rate equal to the prime rate of the agent bank.  A LIBOR-based interest rate option is also provided.  Borrowings may be used for general corporate purposes, including working capital requirements and acquisitions.  The New Credit Agreement contains certain restrictive covenants substantially similar to those of the Prior Credit Agreement.  These include limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.  The Company is required to satisfy certain financial tests under the new Credit Agreement substantially similar to those of the prior Credit Agreement.  Substantially all of the assets of the Company and its material domestic subsidiaries, other than real estate, have been pledged to secure the Company’s obligations under the New Credit Agreement.  The revolving credit facility under the New Credit Agreement expires on March 31, 2012.  In connection with the New Credit Agreement, the Company paid approximately $0.2 million in fees, which will be amortized over the term of the agreement, along with the remaining deferred financing fees of less than $0.1 million associated with the Prior Credit Agreement.  As of September 30, 2007 and December 31, 2006, there were no borrowings outstanding.  Interest expense associated with the credit agreement recorded during the period was nominal and is included in accrued expenses as of September 30, 2007.

Note 8—Commitments, Contingencies and Other Matters

Litigation

As previously reported in Veeco’s Annual Report on Form 10-K for the year ended December 31, 2006, Veeco and certain of its officers have been named as defendants in a securities class action lawsuit consolidated in August 2005 that is pending in federal court in the Southern District of New York (“the Court”).  The lawsuit arises out of the restatement in March 2005 of Veeco’s financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of the Company’s discovery of certain improper accounting transactions at its TurboDisc business unit.  On July 5, 2007, Veeco entered into a Memorandum of Understanding to settle and fully resolve this lawsuit for a payment of $5.5 million.  Veeco expects that insurance proceeds will cover the settlement amount and any significant legal expenses related to the settlement.  The settlement agreement is subject to court approval and would dismiss all pending claims against Veeco and the other defendants with no admission or finding of wrongdoing by Veeco or any of the other defendants, and Veeco and the other defendants would receive a full release of all claims pending in the litigation.

2007 Restructuring Expenses

In conjunction with a cost reduction plan, the Company recognized a restructuring charge of approximately $0.5 million and $2.0 million during the three months and nine months ended September 30, 2007, respectively, which was recorded as restructuring expense in the condensed consolidated statements of operations. The charge consisted of personnel severance costs for approximately 40 employees, or approximately 3% of total employees, which included management, administration and manufacturing employees companywide. As of September 30, 2007, approximately $0.9 million has been paid and approximately $1.1 million remains accrued. The remainder is expected to be paid over the next twelve to eighteen months.

The following is a reconciliation of the liability for the restructuring charge (in thousands):

	Process Equipment	Metrology	Corporate	Total
Charged to accrual	$159	$1,398	$417	$1,974
Cash payments during 2007	(93)	(692)	(70)	(855)
Balance as of September 30, 2007	$66	$706	$347	$1,119

Note 9—Subsequent Events

During the fourth quarter of 2007, the Company’s Board of Directors approved a cost reduction plan that included a reduction in staff (employees, consultants and temporary workers), a reduction of discretionary expenses, realignment of the Company’s sales organization to more closely match current market and regional opportunities, and consolidation of certain engineering groups.  As a result, during the fourth quarter of 2007, the Company expects to reduce its employment level by approximately 100 employees and will recognize a restructuring charge of $5.0 million, comprised predominantly of severance costs for the related employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

                Veeco designs, manufactures, markets and services a broad line of equipment primarily used by manufacturers in the data storage, scientific and industrial research, semiconductor, high-brightness light emitting diode (“HB-LED”) and wireless industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, LEDs for backlighting and automotive applications, hard disk drives, network servers, digital cameras, wireless phones, TV set-top boxes, personal music/video players, and personal digital assistants. Veeco’s broad line of products features leading edge technology and allows customers to improve time-to-market of their next generation products. Veeco’s products are also enabling advancements in the growing fields of nanoscience, nanobiology, and other areas of scientific and industrial research.

                Veeco’s Process Equipment products precisely deposit or remove (etch) various materials in the manufacturing of thin film magnetic heads (“TFMHs”) for the data storage industry, HB-LED/wireless devices (such as power amplifiers and laser diodes), and semiconductor mask reticles.  Veeco’s Metrology equipment is used to provide critical surface measurements on semiconductor devices and TFMHs. This equipment allows customers to monitor their products throughout the manufacturing process in order to improve yields, reduce costs and improve product quality. Veeco’s Metrology solutions are also used by many universities, scientific laboratories, and industrial applications. Veeco sells its broad line of atomic force microscopes (“AFMs”), optical interferometers, and stylus profilers to thousands of universities, research facilities, and scientific centers worldwide.

                Veeco currently maintains manufacturing facilities in Arizona, California, Colorado, Minnesota, New Jersey, and New York, with sales and service locations around the world.

Highlights of the Third Quarter of 2007

•                  Revenue was $97.7 million, a 13% decrease from the third quarter of 2006.

•                  Orders were $118.3 million, an increase of 3% from the third quarter of 2006.

•                  Net loss was $(5.7) million, or $(0.18) per share, compared to net income of $4.5 million, or $0.14 per share, in the third quarter of 2006.

•                  Gross margins were 36.7%, compared to 42.6% in the third quarter of 2006.

Highlights of the First Nine Months of 2007

•                  Revenue was $295.7 million, a 7% decrease from the first nine months of 2006.

•                  Orders were $336.7 million, a decrease of 13% from the first nine months of 2006.

•                  Net loss was $(8.0) million, or $(0.26) per share, compared to net income of $7.3 million, or $0.23 per share, in the first nine months of 2006.

•                  Gross margins were 41.2%, compared to 43.8% in the first nine months of 2006.

Current Business Conditions

                Veeco reported revenue of $97.7 million for the three months ended September 30, 2007, a 13% decrease from the prior year. Veeco expects continued fluctuations in data storage and semiconductor capital expenditure purchases as customers reassess their production ramps and timing of new technology transition plans. Veeco’s revenues were in line with guidance of $92 million to $97 million; however, the Company continued to experience field acceptance delays of new data storage systems. In addition to the challenges in data storage, weakness in Veeco’s semiconductor business also negatively impacted revenue and profitability.

                Veeco’s orders for the three months ended September 30, 2007 were $118.3 million, an increase of 3% from the $114.8 million reported in the same three-month period of 2006. Third quarter orders in the HB-LED/wireless segment remain strong at $43.6 million, up 26% sequentially and 49% from last year’s third quarter. This increased order rate compared to the prior year reflects positive customer interest in Veeco’s next generation “K-Series” metal organic chemical vapor deposition (“MOCVD”) tools, which were introduced in December 2006 and provide significant advantages in uniformity and throughput to Veeco’s older tools and those of its competitors.  End market demand for this product line remains strong due to emerging LED applications such as PC backlighting and automotive applications.  Veeco’s data storage orders decreased 15% sequentially and 22% from last year’s third quarter.  While Veeco’s data storage customers are undergoing a period of consolidation and Veeco often has limited visibility to their spending patterns, the Company believes that longer-term industry requirements for increased areal density and consumer electronic expansion will drive future investment in perpendicular head technology and conversion to larger wafer size. The weakest order segment for Veeco during the third quarter was semiconductor, down 22% sequentially and 54% from last year’s third quarter. Veeco is in the process of beta testing its next generation automated AFM product, and currently expects the introduction of this product to help improve Veeco’s semiconductor order and revenue stream in 2008.

                Technology changes are continuing in all of Veeco’s markets: the continued increase of 80 GB hard drives, the investment in 120 GB hard drives, and the transition to perpendicular recording in data storage; the increased usage of “mini” drives in consumer electronic applications; the reduction of feature sizes in the semiconductor industry to 45 nanometer and below; the growing applications in HB-LED such as automotive, architectural lighting, and backlighting for laptops; and emerging opportunities in the solar industry, which utilize Veeco’s existing deposition and metrology technologies. Veeco believes that these trends, together with the continued funding of nanoscience research, will prompt customers to seek its next-generation solutions to address their manufacturing and technology challenges. In addition, consumer spending on many types of electronics has increased, and various worldwide economies, such as those in the Asia-Pacific region, are experiencing growth.

Outlook

The Company reviews a number of indicators to evaluate the strength of its markets going forward, such as plant utilization trends, capacity requirements and capital spending trends.  Veeco is currently forecasting an increase in revenues on a sequential basis for the fourth quarter of 2007, with expectations for revenues to be in the range of approximately $104 million to $112 million, with bookings of $105 million to $115 million. Fourth quarter 2007 profitability is forecasted to improve from the weak third quarter levels on improved volume and pricing in both Process Equipment and Metrology. Additionally, management has initiated the first phase of a multi-quarter turn-around plan to improve Veeco’s profitability through a combination of increased focus on its best growth opportunities, gross margin improvement and expense reduction and containment. While Veeco has a strong pipeline of new products for the data storage, HB-LED, semiconductor and scientific research markets, many of these are in the early stages of shipments and there is uncertainty associated with customer acceptance and the Company’s ability to recognize revenue upon shipment of the products. The Company’s current expectations for the fourth quarter, which are subject to uncertainties such as the timing of customer acceptance of shipped products, would bring revenue for the full year to approximately $400 million to $408 million, down approximately 10% from 2006.

The Company anticipates ending the year with significant backlog, which will set the stage for an improved 2008.  This forecast is supported by favorable growth trends specifically in the HB-LED/wireless market driven by the Company’s unique MOCVD and MBE technologies and LED applications, as well as early penetration in specific solar applications.  The Company also anticipates the positive trend in scientific research to continue due to strong customer acceptance of several new instrumentation products.

During the fourth quarter of 2007, the Company engaged in a cost reduction plan that included a reduction in staff (employees, consultants and temporary workers), a reduction of discretionary expenses, the realignment of the Company’s sales organization to more closely match current market and regional opportunities, and consolidation of certain engineering groups.  As a result, during the fourth quarter of 2007, the Company expects to reduce its employment level by approximately 100 employees and will recognize a restructuring charge of $5.0 million, comprised predominantly of severance costs for the related employees.  Additional restructuring charges in the range of $8.0 million to 13.0 million could potentially impact fourth quarter 2007 and first quarter 2008 earnings, depending upon the timing and extent of additional actions under consideration. Management expects that these potential additional charges will not result in a significant outlay of cash in the near term.

Results of Operations:

Three Months Ended September 30, 2007 and 2006

Consistent with prior years, the Company reports interim quarters, other than fourth quarters which end on December 31, on a 13-week basis ending on the last Sunday within such period.  The interim quarter ends are determined at the beginning of each year based on the 13-week quarters.  The 2007 interim quarter ends are April 1, July 1, and September 30.  The 2006 interim quarter ends were April 2, July 2, and October 1.  For ease of reference, the Company reports these interim quarter ends as March 31, June 30, and September 30 in its interim condensed consolidated financial statements.

The following tables show the details of Veeco’s condensed consolidated statements of operations, percentages of sales and comparisons between the three months ended September 30, 2007 and 2006 and the analysis of sales and orders for the same periods by segment, industry, and region (in thousands):

	Three Months Ended September 30,				Dollar Change
	2007		2006

Net sales	$97,718	100.0%	$112,369	100.0%	$(14,651)
Cost of sales	61,824	63.3	64,513	57.4	(2,689)
Gross profit	35,894	36.7	47,856	42.6	(11,962)
Operating expenses:
Selling, general and administrative expense	22,723	23.3	22,296	19.9	427

Research and development expense	15,049	15.4	15,716	14.0	(667)
Amortization expense	1,959	2.0	4,025	3.6	(2,066)
Write-off of purchased in-process technology	—	—	1,160	1.0	(1,160)

Restructuring expense	529	0.5	—	—	529
Other income, net	(179)	(0.2)	(310)	(0.3)	131
Total operating expenses	40,081	41.0	42,887	38.2	(2,806)
Operating (loss) income	(4,187)	(4.3)	4,969	4.4	(9,156)
Interest expense, net	665	0.7	1,056	0.9	(391)
(Loss) income before income taxes and noncontrolling interest	(4,852)	(5.0)	3,913	3.5	(8,765)
Income tax provision	954	0.9	612	0.5	342
Noncontrolling interest	(123)	(0.1)	(1,207)	(1.0)	1,084
Net (loss) income	$(5,683)	(5.8)%	$4,508	4.0%	$(10,191)

	Sales				Orders
	Three Months Ended		Dollar and		Three Months Ended		Dollar and		Book to Bill
	September 30,		Percentage		September 30		Percentage		Ratio
			Change				Change
	2007	2006	Year to Year		2007	2006	Year to Year		2007	2006

Segment Analysis
Process Equipment	$62,923	$71,375	$(8,452)	(11.8)%	$80,918	$74,806	$6,112	8.2%	1.29	1.05
Metrology	34,795	40,994	(6,199)	(15.1)	37,399	40,042	(2,643)	(6.6)	1.08	0.98
Total	$97,718	$112,369	$(14,651)	(13.0)%	$118,317	$114,848	$3,469	3.0%	1.21	1.02

Industry Analysis
Data Storage	$29,340	$45,410	$(16,070)	(35.4)%	$35,207	$45,345	$(10,138)	(22.4)%	1.20	1.00
HB-LED/wireless	31,495	27,657	3,838	13.9	43,636	29,207	14,429	49.4	1.39	1.06
Semiconductor	11,804	15,978	(4,174)	(26.1)	6,489	14,193	(7,704)	(54.3)	0.55	0.89
Research and Industrial	25,079	23,324	1,755	7.5	32,985	26,103	6,882	26.4	1.32	1.12
Total	$97,718	$112,369	$(14,651)	(13.0)%	$118,317	$114,848	$3,469	3.0%	1.21	1.02

Regional Analysis (1)
North America	$29,014	$41,921	$(12,907)	(30.8)%	$48,196	$45,349	$2,847	6.3%	1.66	1.08
Europe	18,244	14,882	3,362	22.6	22,220	15,558	6,662	42.8	1.22	1.05
Japan	12,585	7,718	4,867	63.1	12,330	13,226	(896)	(6.8)	0.98	1.71
Asia-Pacific	37,875	47,848	(9,973)	(20.8)	35,571	40,715	(5,144)	(12.6)	0.94	0.85
Total	$97,718	$112,369	$(14,651)	(13.0)%	$118,317	$114,848	$3,469	3.0%	1.21	1.02

(1)  The prior period has been reclassified to conform to the current period presentation.

Net sales of $97.7 million for the third quarter of 2007 were down $14.7 million, or 13.0%, compared to the third quarter of 2006. By segment, Process Equipment sales were down $8.5 million, or 11.8%. The decrease in Process Equipment sales is primarily due to a decrease in sales to the data storage market. Partially offsetting this decline was a continued increase in sales to the HB-LED/wireless market.  Metrology sales declined $6.2 million, or 15.1%, primarily due to decreased purchases of optical metrology products in the data storage market and automated AFM products in the semiconductor market.  By region, in the third quarter of 2007, net sales increased by 63.1% and 22.6% in Japan and Europe, respectively, while sales in North America and Asia-Pacific declined by 30.8% and 20.8%, respectively. The Company believes that quarter-to-quarter variations in the geographic distribution of sales will continue.

Orders of $118.3 million for the third quarter of 2007 represented an increase of $3.5 million, or 3.0%, from the comparable 2006 period. By segment, the 8.2% increase in Process Equipment orders was primarily due to a $9.8 million increase in orders for MBE equipment and $9.1 million for MOCVD equipment, driven by the high growth currently being seen in the HB-LED/wireless, solar, and scientific research markets, offset by a decrease in orders for other process equipment as a result of a decrease in customer demand in the data storage industry.  The 6.6% decrease in Metrology orders was driven by a 22% decrease in orders for optical metrology products, principally to data storage customers.

The Company’s book-to-bill ratio for the third quarter of 2007, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.21, an increase from the comparable 2006 period.  During the quarter ended September 30, 2007, the Company experienced no significant net backlog adjustments or order cancellations. However, the Company did experience rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the quarter ended September 30, 2007 was 36.7%, compared to 42.6% in the third quarter of 2006.  Process Equipment sales represented 64.4% of total sales for the third quarter of 2007, up slightly from 63.5% in the prior year period. Metrology sales accounted for 35.6% of total sales for the third quarter of 2007, down from 36.5% in the prior year period. Process Equipment gross margins decreased to 33.5% from 38.1% in the prior year period, primarily due to a decline in the margin for Ion Beam products resulting from a lower volume of products sold and an unfavorable product mix as compared to the prior year period.  This decrease is partially offset by an improvement in MOCVD product gross margins to 33.6% from 26.9% in the prior year period due to favorable pricing of new products sold in the current period.  Metrology gross margins decreased to 42.6% from 50.3%, principally due to lower sales volume of optical metrology and automated AFM products and less favorable pricing of and overhead spending on the AFM products sold to scientific and research customers.

Selling, general and administrative expenses increased to $22.7 million, or 23.3% of net sales, in the third quarter of 2007, compared with $22.3 million, or 19.9% of net sales, in the comparable prior year period. The increase is attributable to executive stay and sign-on bonuses and an increase in non-cash stock-based compensation expense, offset by a decrease in sales commissions related to a reduction in domestic sales.

Research and development expense totaled $15.0 million in the third quarter of 2007, a decrease of $0.7 million from the third quarter of 2006, primarily due to prior year product development efforts for Process Equipment products that were released during 2007.  As a percentage of sales, research and development increased to 15.4% in the third quarter of 2007, from 14.0% in the third quarter of 2006.

Amortization expense was $2.0 million in the third quarter of 2007, compared to $4.0 million in the third quarter of 2006. The decrease was principally due to certain technology-based intangibles becoming fully amortized during the second quarter of 2007.

During the third quarter of 2006, the Company finalized its purchase accounting for its acquisition of 19.9% of the stock of Fluens Corporation (“Fluens”), determining that Fluens is a variable interest entity and the Company is its primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51. As such, the Company has consolidated the results of Fluens’ operations from the acquisition date, and has attributed the 80.1% portion that is not owned by Veeco to noncontrolling interest in the Company’s consolidated financial statements (see below).  As part of this acquisition accounting, the Company recorded $1.2 million of in-process technology, which was written off during the third quarter of 2006.  No such costs were recorded during the third quarter of 2007.

                The restructuring expense of $0.5 million for the quarter ended September 30, 2007, consisted of personnel severance costs incurred throughout the Company.

                Net interest expense in the third quarter of 2007 was $0.7 million, compared to $1.1 million in the third quarter of 2006. This reduction in net interest expense is the result of less net debt outstanding during the period.

The income tax provision for the quarter ended September 30, 2007 was $1.0 million compared to $0.6 million in the third quarter of 2006. The 2007 provision for income taxes included $0.6 million relating to Veeco’s foreign operations, which continue to be profitable, and $0.4 million relating to the Company’s domestic operations.  Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future.  The 2006 provision for income taxes included $0.2 million relating to Veeco’s foreign operations and $0.4 million relating to the Company’s domestic operations.  The increase to the income tax provision is due to an increase in taxable income relating to the Company’s foreign operations.

Noncontrolling interest was a credit to income of $0.1 million for the three months ended September 30, 2007, and a credit of $1.2 million for the comparable period in the prior year.  As the Company is the primary beneficiary of Fluens, a variable interest entity, it is required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests.  As a result, the Company eliminates from its net income 80.1% of Fluens’ operating losses.  The credit in the prior comparable period includes the elimination of 80.1% of the write-off of in-process technology recorded in the 2006 third quarter.

Nine Months Ended September 30, 2007 and 2006

The following tables show the details of Veeco’s condensed consolidated statements of operations, percentages of sales and comparisons between the nine months ended September 30, 2007 and 2006 and the analysis of sales and orders for the same periods by segment, industry and region (in thousands):

	Nine Months Ended September 30,				Dollar Change
	2007		2006

Net sales	$295,653	100.0%	$317,922	100.0%	$(22,269)
Cost of sales	173,819	58.8	178,585	56.2	(4,766)
Gross profit	121,834	41.2	139,337	43.8	(17,503)
Operating expenses:
Selling, general and administrative expense	69,347	23.4	68,622	21.5	725
Research and development expense	46,341	15.7	45,554	14.3	787
Amortization expense	8,236	2.8	12,029	3.8	(3,793)
Restructuring expense	1,974	0.7	—	—	1,974
Write-off of purchased in-process technology	—	—	1,160	0.4	(1,160)
Other income, net	(605)	(0.2)	(243)	(0.0)	(362)
Total operating expenses	125,293	42.4	127,122	40.0	(1,829)
Operating income	(3,459)	(1.2)	12,215	3.8	(15,674)
Interest expense, net	2,256	0.7	3,583	1.1	(1,327)
Gain on extinguishment of debt	(738)	(0.2)	(330)	(0.1)	(408)
(Loss) income before income taxes and noncontrolling interest	(4,977)	(1.7)	8,962	2.8	(13,939
					)
Income tax provision	3,490	1.2	2,878	0.9	612
Noncontrolling interest	(482)	(0.2)	(1,207)	(0.4)	725
Net (loss) income	$(7,985)	(2.7)%	$7,291	2.3%	$(15,276)

	Sales				Orders

	Nine Months Ended		Dollar and		Nine Months Ended		Dollar and		Book to Bill
	September 30,		Percentage		September 30,		Percentage		Ratio
			Change				Change
	2007	2006	Year to Year		2007	2006	Year to Year		2007	2006

Segment Analysis
Process Equipment	$181,028	$191,927	$(10,899)	(5.7)%	$227,285	$252,608	$(25,323)	(10.0)%	1.26	1.32
Metrology	114,625	125,995	(11,370)	(9.0)	109,392	132,142	(22,750)	(17.2)	0.95	1.05
Total	$295,653	$317,922	$(22,269)	(7.0)%	$336,677	$384,750	$(48,073)	(12.5)%	1.14	1.21

Industry Analysis
Data Storage	$96,006	$138,598	$(42,592)	(30.7)%	$105,944	$187,177	$(81,233)	(43.4)%	1.10	1.35
HB-LED/wireless	78,240	61,177	17,063	27.9	117,008	80,939	36,069	44.6	1.50	1.32
Semiconductor	32,755	39,735	(6,980)	(17.6)	26,562	44,288	(17,726)	(40.0)	0.81	1.11
Research and Industrial	88,652	78,412	10,240	13.1	87,163	72,346	14,817	20.5	0.98	0.92
Total	$295,653	$317,922	$(22,269)	(7.0)%	$336,677	$384,750	$(48,073)	(12.5)%	1.14	1.21

Regional Analysis (1)
North America	$95,516	$109,180	$(13,664)	(12.5)%	$121,696	$138,251	$(16,555)	(12.0)%	1.27	1.27
Europe	53,199	49,332	3,867	7.8	63,396	42,374	21,022	49.6	1.19	0.86
Japan	43,732	34,016	9,716	28.6	42,125	44,400	(2,275)	(5.1)	0.96	1.31
Asia-Pacific	103,206	125,394	(22,188)	(17.7)	109,460	159,725	(50,265)	(31.5)	1.06	1.27
Total	$295,653	$317,922	$(22,269)	(7.0)%	$336,677	$384,750	$(48,073)	(12.5)%	1.14	1.21

(1)  The prior period has been reclassified to conform to the current period presentation.

Net sales of $295.7 million for the nine months ended September 30, 2007 were down $22.3 million, or 7.0%, compared to the nine months ended September 30, 2006. By segment, Process Equipment sales were down $10.9 million, or 5.7%. The decrease in Process Equipment sales is primarily due to a decrease in sales to customers in the data storage industry.  Partially offsetting this decline was an increase in sales to the HB-LED/wireless market.  Metrology sales decreased $11.4 million, or 9.0%, primarily due to decreased purchases of optical metrology products in the data storage market and automated AFM products in the semiconductor market.  By region, in the nine months ended September 30, 2007, net sales increased by 28.6% in Japan and 7.8% in Europe, while sales in Asia-Pacific and North America declined 17.7% and 12.5%, respectively. The Company believes that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders of $336.7 million for the nine months ended September 30, 2007 represented a decrease of $48.1 million, or 12.5%, from the comparable 2006 period. By segment, the 10.0% decrease in Process Equipment orders was primarily due to a $49.5 million decrease in orders for Ion Beam equipment as a result of a decrease in customer demand in the data storage industry, partially offset by a $30.8 million increase in MOCVD orders resulting from an increase in purchases in the HB-LED/wireless market.  The 17.2% decrease in Metrology orders was primarily due to a $13.5 million decrease in orders for optical metrology products, principally to data storage customers, and a $10.8 million decrease in orders for automated AFM products, principally to semiconductor customers.

The Company’s book-to-bill ratio for the nine months ended September 30, 2007, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.14, a decrease from the comparable 2006 period.  The Company’s backlog as of September 30, 2007 was $181.6 million, compared to $140.8 million as of December 31, 2006.  During the nine months ended September 30, 2007, the Company did not experience significant net backlog adjustments or order cancellations.  However, the Company did experience rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, the Company may continue to experience cancellations and/or rescheduling of orders.

Gross profit for the nine months ended September 30, 2007 was 41.2%, compared to 43.8% in the comparable prior year period.  Process Equipment sales represented 61.2% of total sales for the nine months ended September 30, 2007, up from 60.4% in the prior year period.  Metrology sales accounted for 38.8% of total sales for the nine months ended September 30, 2007, down from 39.6% in the comparable prior year period.  Process Equipment gross margin was consistent with the prior year period.  However, included in the margin was a significant improvement in MOCVD product gross margins from 23.0% in the prior year to 37.2% in the current year due to an increase in sales volume, as well as a significant improvement in mix and price.  This was offset by a decrease in the margin for Ion Beam products from 46.9% in the 2006 period to 41.2% in the current comparable period due to an unfavorable product mix, as well as the decrease in sales to customers in the data storage market. Metrology gross margins decreased to 45.6% from

51.4%, principally due to less favorable product mix in AFM products sold to scientific and research customers and lower sales volume of automated AFM and optical metrology products.

Selling, general and administrative expenses were $69.3 million, or 23.4% of sales, in the nine months ended September 30, 2007, compared with $68.6 million, or 21.5% of sales, in the comparable prior year period.  The $0.7 million increase is primarily attributable to an increase in non-cash compensation expense related to stock options and restricted shares and an increase in selling expense due primarily to an investment in the AFM product line for life sciences applications.  This is partially offset by a reduction in management incentive bonus expense and legal fees, as well as reduced sales commissions related to the reduction in domestic sales.

Research and development expense totaled $46.3 million in the nine months ended September 30, 2007, an increase of $0.8 million from the comparable prior year period, driven by an investment in life sciences applications in AFM as well as new product development efforts in the Company’s MOCVD product platform for HB-LED/wireless applications and automated AFM products for the semiconductor industry.  This is partially offset by a decrease in research and development expense in Ion Beam products from the prior comparable period, due to the release of these products during 2007.  As a percentage of sales, research and development expense increased to 15.7% in the nine months ended September 30, 2007, from 14.3% in the comparable prior year period.

Amortization expense was $8.2 million in the nine months ended September 30, 2007, compared to $12.0 million in the comparable prior year period.  The decrease was due to certain technology-based intangibles becoming fully amortized during the second quarter of 2007.

The restructuring expense of $2.0 million for the nine months ended September 30, 2007, consisted of personnel severance costs incurred throughout the Company during the second and third quarters of 2007.

During the third quarter of 2006, the Company finalized its purchase accounting for its acquisition of 19.9% of the stock of Fluens determining that Fluens is a variable interest entity and the Company is its primary beneficiary. As such, the Company has consolidated the results of Fluens’ operations from the acquisition date, and has attributed the 80.1% portion that is not owned by Veeco to noncontrolling interest in the Company’s consolidated financial statements.  As part of this acquisition accounting, the Company recorded $1.2 million of in-process technology, which was written off during the third quarter of 2006.  No such costs were recorded during 2007.

Net interest expense in the nine months ended September 30, 2007 was $2.3 million compared to $3.6 million in the comparable prior year period. This reduction in net interest expense is the result of less net debt outstanding during the period.

During the nine months ended September 30, 2007, the Company repurchased $56.0 million of its convertible subordinated notes, reducing the amount outstanding from $200.0 million to $144.0 million.  The repurchase amount was $55.1 million in cash, of which $54.8 million related to principal and $0.3 million related to accrued interest.  As a result of the repurchase, the Company recorded a net gain from the extinguishment of debt in the amount of $0.7 million. In the comparable 2006 period, the Company repurchased $20.0 million of its convertible subordinated notes reducing the amount outstanding from $220.0 million to $200.0 million.  As a result of these repurchases, the Company recorded a net gain from the extinguishment of debt in the amount of $0.3 million.

The income tax provision for the nine months ended September 30, 2007 was $3.5 million compared to $2.9 million in the comparable prior year period. The 2007 provision for income taxes included $2.5 million relating to Veeco’s foreign operations, which continue to be profitable, and $1.0 million relating to the Company’s domestic operations.  Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, Veeco’s domestic operations are not expected to incur significant income taxes for the foreseeable future.  The 2006 provision for income taxes included $1.9 million relating to Veeco’s foreign operations and $1.0 million relating to the Company’s domestic operations.

Noncontrolling interest was a credit to income of $0.5 million for the nine months ended September 30, 2007 and a credit of $1.2 million in the comparable prior year period.  As the Company is the primary beneficiary of Fluens, a variable interest entity, it is required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests.  As a result, the Company eliminates from its net income 80.1% of Fluens’ operating losses. The credit in the prior comparable period includes the elimination of 80.1% of the write-off of in-process technology recorded in the 2006 third quarter.

Liquidity and Capital Resources

                Historically, Veeco’s principal capital requirements have included the funding of acquisitions and capital expenditures. The Company traditionally has generated cash from operations and debt and stock issuances. Veeco’s ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services.  A summary of the current period cash flow activity is as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net (loss) income	$(7,985)	$7,291

Net cash provided by operating activities	$22,777	$22,524
Net cash used in investing activities	(6,543)	(15,634)
Net cash used in financing activities	(54,443)	(4,598)
Effect of exchange rates on cash and cash equivalents	(435)	(226)
Net change in cash and cash equivalents	(38,644)	2,066
Cash and cash equivalents at beginning of period	147,046	124,499
Cash and cash equivalents at end of period	$108,402	$126,565

The Company had a net decrease in cash of $38.6 million for the nine months ended September 30, 2007 from December 31, 2006, primarily due to the repurchase of $56.0 million of its 4.125% convertible subordinated notes due 2008 (the “Old Notes”). Cash provided by operations was $22.8 million for this period, as compared to cash provided by operations of $22.5 million for the comparable 2006 period. Net (loss) income adjusted for non-cash items provided operating cash flows of $14.6 million for the nine months ended September 30, 2007, compared to $31.0 million for the comparable 2006 period. Net cash provided by operations for the nine months ended September 30, 2007 was favorably impacted by a decrease in net operating assets and liabilities of $8.2 million. Accounts receivable decreased $20.0 million during the nine months ended September 30, 2007, due to a $25.4 million reduction in sales when comparing the fourth quarter of 2006 to the third quarter of 2007, and favorable cash collections during 2007.  Inventories increased by approximately $4.8 million during the same period, principally due to an increase in work in process and finished goods inventories for systems to be shipped during the fourth quarter of 2007 and the first quarter of 2008 in the Process Equipment segment.  Accounts payable decreased $5.0 million during the nine months ended September 30, 2007, due to the timing of payments.

Cash used in investing activities of $6.5 million for the nine months ended September 30, 2007, was driven by capital expenditures of $6.8 million, partially offset by $0.3 million in proceeds from the sale of property, plant and equipment. During the fourth quarter of 2007, the Company expects to invest an additional $5.3 million in capital equipment primarily related to engineering equipment and lab tools used in enhancing, testing and process development of Veeco’s products.

Cash used in financing activities for the nine months ended September 30, 2007, totaled $54.4 million, primarily consisting of $55.4 million used to repurchase a portion of the Company’s Old Notes and pay down other existing long-term debt and $1.5 million in payments for debt issuance costs, partially offset by $2.8 million from the issuance of common stock resulting from the exercise of employee stock options.  The debt repurchase reduced the amount of Old Notes outstanding to $144.0 million and the Company recorded a net gain of $0.7 million.

In April and May of 2007, the Company issued new notes pursuant to privately negotiated exchange agreements with certain holders of the Old Notes. Under these agreements, such holders agreed to exchange $118.8 million aggregate principal amount of the Old Notes for approximately $117.8 million aggregate principal amount of a new series of 4.125% convertible subordinated notes due April 15, 2012 (the "New Notes"). Following the exchange transactions, approximately $25.2 million of the Old Notes, with a conversion price of $38.51 per common share, remained outstanding.  No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes, including unamortized deferred financing costs, approximated the exchange value of the New Notes.

The New Notes initially will be convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco's common stock on April 16, 2007). Holders may convert the New Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including Veeco's common stock trading at prices 130% over the conversion price for a specified period.

During the third quarter of 2007, the Company entered into a Credit Agreement with HSBC.  The New Credit Agreement amends and restates, and effectively replaces, the Prior Credit Agreement, dated as of March 15, 2005, with HSBC, which was set to expire on March 15, 2008. The New Credit Agreement provides for revolving credit borrowings of up to $100.0 million.  The annual interest rate under the New Credit Agreement is a floating rate equal to the prime rate of the agent bank.  A LIBOR-based interest rate option is also provided.  Borrowings may be used for general corporate purposes, including working capital requirements and acquisitions.  The New Credit Agreement contains certain restrictive covenants substantially similar to those of the Prior Credit Agreement.  These include limitations with respect to the incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.  The Company is required to satisfy certain financial tests under the new Credit Agreement substantially similar to those of the prior Credit Agreement.  Substantially all of the assets of the Company and its material domestic subsidiaries, other than real estate, have been pledged to secure the Company’s obligations under the New Credit Agreement.  The revolving credit facility under the New Credit Agreement expires on March 31, 2012.  As of September 30, 2007, there were no borrowings outstanding under the New Credit Agreement.

The Company believes that existing cash balances together with cash generated from operations and amounts available under the Company’s new revolving credit facility will be sufficient to meet the Company’s projected working capital and other cash flow requirements for the next twelve months, as well as the Company’s contractual obligations, over the next two years. The Company believes it will be able to meet its obligation to repay the outstanding $25.2 million of the Old Notes that mature on December 21, 2008 through cash on hand and cash generated from operations. The Company believes it will be able to meet its obligation to repay the outstanding $117.8 million of the New Notes due in April 2012 through a combination of refinancing, cash generated from operations and/or other means.

In 2006, Veeco purchased 19.9% of the common stock of Fluens. Veeco and Fluens are jointly developing a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions by May 2009, Veeco will be obligated to purchase the balance of the outstanding stock of Fluens for $3.5 million and pay an earn-out. Approximately 31% of Fluens is owned by a Vice President of one of Veeco’s business units.

During the fourth quarter of 2007, the Company expects to recognize $5.0 million of severance charges related to a cost reduction plan.  Of this total amount, approximately $1.4 million will be paid out during the fourth quarter of 2007, with the remainder paid out over the next twelve months.

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

                Revenue Recognition:  The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. The Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.

                For products manufactured according to the Company's published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.

                For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying condensed consolidated balance sheets. At September 30, 2007 and December 31, 2006, $1.3 million and $0.3 million, respectively, are recorded in deferred profit.

                Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

                Inventory Valuation:  Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of management's estimated usage for the next 12 month's requirements is written down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to Veeco's future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses, and ultimate realization of excess inventory.

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

                Warranty Costs:  The Company estimates the costs that may be incurred under the warranty it provides and records a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. The Company’s warranty obligation is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. As the Company's customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from the Company’s estimates, revisions to the estimated warranty liability would be required.

                Income Taxes:  As part of the process of preparing Veeco’s condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s condensed consolidated balance sheets. The carrying value of deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Veeco’s net deferred tax assets consist primarily of net operating loss and tax credit carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon the Company’s ability to generate future taxable income.

                The Company records valuation allowances in order to reduce its deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, it considers a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), factors such as current and previous operating losses are given significantly greater weight than the outlook for future profitability in determining the deferred tax asset carrying value.

                At September 30, 2007, the Company had a valuation allowance of approximately $68.5 million against substantially all of its domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  The valuation allowance was calculated in accordance with the provisions of SFAS 109, which place primary importance on the Company’s historical results of operations. Although the Company’s results in prior years were significantly affected by restructuring and other charges, the Company’s historical losses and the losses incurred in 2005 and 2004 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If the Company is able to realize part or all of the deferred tax assets in future periods, it will reduce its provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, which became effective for Veeco on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. The Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and changes in assumptions and judgments can materially affect the amounts recognized in the Company’s condensed consolidated financial statements.  The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 during the first quarter of 2007 resulted in a $0.8 million reduction to the January 1, 2007 retained earnings balance.

Share-Based Compensation:  In 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”).  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in periods reported prior to the adoption of SFAS 123(R).

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In July 2007, the FASB issued an Exposure Draft on Proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement). The FSP will impact the accounting for certain structured convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option.  The FSP would require bifurcation of a component of the debt associated with the conversion feature, reclassification of that component to stockholders’ equity, and then accretion of the resulting discount on the debt over the remaining life of the obligation resulting in interest expense equal to the issuer’s nonconvertible debt borrowing rate.  The intent is that the amount allocated to equity represents the interest cost that was “paid” for the conversion option.  The proposed FSP would make any final guidance effective for fiscal years beginning after December 15, 2007, would not permit early application, and would be applied retrospectively to all periods presented. The Company has reviewed the impact of the proposed FSP and has determined that if the guidance is issued as currently proposed, it would result in a non-cash increase in interest expense, which could have a material impact on net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Veeco’s net sales to foreign customers represented approximately 71.1% and 68.4% of Veeco’s total net sales for the three and nine months ended September 30, 2007, respectively, and 63.9% and 67.0% for the comparable 2006 periods, respectively. The Company expects that net sales to foreign customers will continue to represent a large percentage of Veeco’s total net sales. Veeco’s net sales denominated in foreign currencies represented approximately 21.1% and 20.7% of Veeco’s total net sales for the three and nine months ended September 30, 2007, respectively, and 12.5% and 15.1% for the comparable 2006 periods, respectively.

The condensed consolidated results of operations for the three and nine months ended September 30, 2007 include aggregate foreign currency losses of less than $0.1 million and approximately $0.3 million, respectively.  Included in those losses were losses of less than $0.1 million and approximately $0.1 million, respectively, related to forward contracts.  The 2006 condensed consolidated results of operations include aggregate foreign currency impact of a gain of approximately $0.1 million and a loss of approximately $0.3 million for the three and nine months ended September 30, 2006, respectively.  Included in this impact were losses of approximately $0.3 million and $0.2 million, respectively, related to forward hedge contracts.

Veeco is exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating Veeco’s international operating profit are the Japanese Yen and the Euro. Veeco uses derivative financial instruments to mitigate these risks. Veeco does not use derivative financial instruments for speculative or trading purposes. The Company generally enters into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $3.0 million for both the three and nine months ended September 30, 2007. As of September 30, 2007, the Company had entered into one forward contract for the month of October.

Assuming third quarter 2007 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

The Company is presently in the process of implementing new company-wide integrated applications software and, as of September 30, 2007, has completed the conversion to this new platform in ten of Veeco’s business locations with the remainder expected to be completed by the first half of 2008. As a result, certain changes have been made to the Company’s internal controls, which management believes will strengthen the Company’s internal control structure.  There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, Veeco and certain of its officers have been named as defendants in a securities class action lawsuit consolidated in August 2005 that is pending in federal court in the Southern District of New York (“the Court”).  The lawsuit arises out of the restatement in March 2005 of Veeco’s financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of the Company’s discovery of certain improper accounting transactions at its TurboDisc business unit.  On July 5, 2007, Veeco entered into a Memorandum of Understanding to settle and fully resolve this lawsuit for a payment of $5.5 million.  Veeco expects that insurance proceeds will cover the settlement amount and any significant legal expenses related to the settlement.  The settlement agreement is subject to court approval and would dismiss all pending claims against Veeco and the other defendants with no admission or finding of wrongdoing by Veeco or any of the other defendants, and Veeco and the other defendants would receive a full release of all claims pending in the litigation.

Item 1A. Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Credit Agreement, dated as of August 20, 2007, by and among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	*

10.2

Amendment and Reaffirmation dated August 20, 2007 of Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.

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

Date:  October 30, 2007

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr. Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Credit Agreement, dated as of August 20, 2007, by and among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	*

10.2

Amendment and Reaffirmation dated August 20, 2007 of Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.

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