Form 10-K
period 2007-12-31
VEECO INSTRUMENTS INC
filed 2008-02-28
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 30, 2007 as reported on The Nasdaq National Market, was $643,829,373. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         At February 25, 2008, the Registrant had 31,865,623 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7, and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

  •
  The cyclicality of the industries we serve directly affects our business.

  •
  We operate in industries characterized by rapid technological change.

  •
  We face significant competition.

  •
  We depend on a limited number of customers that operate in highly concentrated industries.

  •
  The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly.

  •
  Changes in our product mix may cause our quarterly operating results to fluctuate significantly.

  •
  Our customers may cancel or reschedule their orders with us.

  •
  Our sales cycle is long and unpredictable.

  •
  Our outsourcing strategy could adversely affect our results of operations.

  •
  We rely on a limited number of suppliers.

  •
  Our inability to attract, retain, and motivate key employees could have a material adverse effect on our business.

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

  •
  The matters set forth in this Report generally, including the risk factors set forth in "Item 1A. Risk Factors."

        Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates, and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Item 1.    Business

The Company

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") designs, manufactures, markets, and services a broad line of equipment primarily used by manufacturers in the data storage, high brightness light emitting diode ("HB-LED"), solar, wireless, and semiconductor industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, light emitting diodes ("LEDs") for backlighting and automotive applications, hard disk drives ("HDDs"), solar panels, network servers, digital cameras, wireless phones, digital video recorders, personal music/video players, and personal digital assistants. Our broad line of products feature leading edge technology and allow customers to improve time-to-market of their next generation products. Veeco's products also enable advancements in the growing fields of nanoscience, nanobiology, and other areas of scientific and industrial research.

        Our Process Equipment products precisely deposit or remove (etch) various thin film materials. Our key Process Equipment technologies include ion beam etch, ion beam deposition, diamond like carbon, physical vapor deposition, and dicing and slicing products used to create thin film magnetic heads ("TFMHs") that read and write data on hard drives, as well as our metal organic chemical vapor deposition ("MOCVD") and molecular beam epitaxy ("MBE") products sold to manufacturers of HB-LEDs, solar panels, and wireless telecommunications devices.

        Our Metrology equipment (atomic force microscopes, or AFMs, stylus profilers, and optical interferometers) is used to provide critical surface measurements in research and production environments. In production, our equipment allows customers, such as those in semiconductor and data storage, to monitor their products throughout the manufacturing process in order to improve yields, reduce costs, and improve product quality. We also sell our broad line of AFMs, scanning probe microscopes ("SPMs"), optical interferometers, and stylus profilers to thousands of universities, research facilities, and scientific centers worldwide to enable a variety of nanotechnology related research.

        Demand for many of our products has been driven by the increasing miniaturization of microelectronic components, the need for manufacturers to meet reduced time-to-market schedules while ensuring the quality of those components and, in the data storage industry, the introduction of tunneling magnetoresistive ("TMR") TFMHs and perpendicular recording technology which require additional manufacturing steps, new materials, and the ability to take critical measurements for quality control and yield management during the manufacturing process. The ability of our products to precisely deposit thin films, and/or etch sub-micron patterns and make critical surface measurements in these components enables manufacturers to improve yields and quality in the fabrication of advanced microelectronic devices. Veeco's core Process Equipment and Metrology technologies continue to find new applications for adoption across many technology applications.

        Veeco was organized as a Delaware corporation in 1989.

Our Strategy

        Our strategy for growth and improved profitability focuses on the following key activities:

  •
  Increasing our research and development spending in end markets that we believe offer high growth opportunities;

  •
  Maximizing our broad line of process equipment and metrology solutions to introduce new products which address customers' technology requirements and roadmaps;

  •
  Improving the operational effectiveness and profitability of each of our product businesses;

  •
  Improving our operational efficiency through better supply chain management, including outsourcing of new products, and development of common hardware and software platforms for certain process equipment and metrology products;

  •
  Focusing our efforts on those technologies in which we have leading market share and differentiated technology solutions; and

  •
  Developing strategic relationships with worldwide technology leaders and offering these customers high-quality service and applications support in order to improve their time-to-market on leading edge devices.

        We serve our worldwide customers through our global sales and service organization located throughout the United States, Europe, Japan, and Asia Pacific. At December 31, 2007, we had 1,216 employees, with manufacturing, research and development, and engineering facilities located in New York, Arizona, California, Colorado, Minnesota, and New Jersey.

Industry Background

        General Introduction:    Continued demand for smaller, faster, and less expensive microelectronic components, particularly in the consumer electronics industry, has led to increasing miniaturization of products. This miniaturization is achieved through an increased number of manufacturing steps involving greater use of precise etching and deposition equipment. In addition, metrology systems are used throughout the manufacturing process in order to monitor process accuracy, product quality, repeatability, and to measure critical dimensions and other physical features such as film thickness, line width, step height, sidewall angle, and surface roughness, thereby improving yields. Wireless components, semiconductor, and compound semiconductor devices, TFMHs, HB-LEDs, and other electronic components often consist of many intricate patterns on circuits or film layers. Depending upon the specific design of any given integrated circuit, a variety of film thicknesses, and a number of layers and film types will be used to achieve desired performance characteristics. Veeco's thin film deposition, etch and measurement technologies are applicable to broad technology applications in the data storage, HB-LED/wireless, solar and semiconductor industries as well as in scientific research. Current trends in each of these end markets are discussed below.

        Trends in the Data Storage Industry:    Worldwide storage demand continues to increase, driven by intelligent internet storage, e-commerce, e-mail, and new consumer applications now reaching higher volume. While much has been written about the competition HDDs face from flash memory, we believe that HDDs will continue to provide the best value for mass storage and will remain at the forefront of large capacity storage applications for years to come. In fact, the use of disk drives in many types of consumer applications has resulted in growth in the number of hard drive units shipped, which is expected to continue. According to data storage research firm IDC's 2007 report, consumer electronic applications of HDDs are forecasted to grow at a compound annual growth rate ("CAGR") of 9% from 2006 to 2011. In addition, we believe that the potential competition from flash will lead HDD manufacturers to continue to pursue advances in areal density (storage) in order to stay ahead on a price/performance basis. In August 2007, TrendFocus, a data storage research organization, forecasted that TFMH production will grow at a CAGR of approximately 6% from 2006 through 2011.

        In order to satisfy market demand for devices with greater storage capacity, the data storage industry has developed new head designs by incorporating higher areal densities, which enable storage of more data. The capacity of disk drives is largely determined by the capability of the magnetic recording heads, which read and write signals onto hard disks. The data storage industry continues to fund the development of new high-density thin film head technology, increasing areal density by approximately 35% to 40% every year, according to industry analysts at IDC. The industry's move to perpendicular recording (PMR) in 2006 and 2007 allows hard drive manufacturers to put more bits of data on each square inch of disk space because of changes in the magnetic geometry. PMR requires thinner films, more layers, and more complicated process equipment and metrology solutions from companies such as Veeco.

        While technology change continues in data storage, the industry is going through a period of vertical integration and consolidation that has led to capital constraint. In 2007, two of Veeco's key customers combined operations and another customer closed a large manufacturing facility. This caused a significant decline in Veeco's data storage revenues last year. As a result of this consolidation and evolving customer landscape, Veeco has taken several important actions to right-size our data storage businesses and product lines. We are refocusing our research and development and engineering efforts, have discontinued two product lines, and are consolidating facilities. We continue to maintain our commitment to our data storage customers and believe we are well-aligned to their technology requirements and demand for lower cost of ownership tools. We believe that one particular area of growth for us in 2008 and 2009 will be our customers' conversion to larger wafer sizes, which will require significant retooling.

        Trends in the HB-LED/Wireless Industry:    Veeco is a leading supplier of process equipment and metrology solutions used to create a broad range of compound semiconductor based devices such as mobile cell phones, wireless local area networks, and high-brightness blue/green/red/orange/yellow LEDs for applications such as general illumination and backlighting. We are the only supplier of both MOCVD and MBE systems, the two key epitaxial deposition technologies used for wireless, solar, and HB-LED applications. MOCVD and MBE technologies are used to grow compound semiconductor materials (such as GaAs (gallium arsenide), GaN (gallium nitride), As/P (arsenic phosphide) and InP (indium phosphide)) at the atomic scale. Epitaxy is the critical first step in compound semiconductor wafer fabrication and is considered to be the highest value added process, ultimately determining device functionality and performance. The combination of MOCVD and MBE increases our customer base and total available market, and provides us with unique market positioning opportunities.

        Strategies Unlimited, an LED industry research organization, forecasts that the market for HB-LEDs will grow from $4.18 billion in 2006 to $9.40 billion in 2011, for a CAGR of 17.6%. LEDs are becoming increasingly more prevalent in automotive applications, flat panel displays, and other backlighting applications. We believe that the HB-LED market, while cyclical, represents a high-growth opportunity for Veeco due to the expanding applications for HB-LEDs, such as backlighting for large screen flat panel TVs (laser crystal diodes—LCDs), automotive applications, and general illumination. While the overall HB-LED industry is forecasted to grow at nearly 18% annually as stated above, certain applications are forecasted to grow at higher rates. For example, LEDs for architectural and retail lighting are forecasted to grow nearly 40% over the next several years. The HB-LED/wireless portion of our business experienced the highest revenue growth rate of all of our businesses in both 2006 and 2007.

        In order to gain market share in light of this growth opportunity, we have introduced several generations of MOCVD tools, most recently our TurboDisc® K-Series™ MOCVD systems. By introducing new systems, we are focused on delivering better uniformity and repeatability, which helps our customers to make higher-brightness HB-LEDs. We also intend to continue to invest heavily in research and development and engineering in order to deliver more advanced MOCVD solutions to our customers. We remain optimistic about the growth opportunity resulting from providing enabling equipment to the HB-LED industry.

        A related compound semiconductor application for Veeco is in the solar market. Veeco currently sells our MOCVD tools to manufacturers of triple junction solar cells as well our thermal deposition sources to manufacturers of CIGS (cadmium, indium, gallium, selenide) thin film solar panels. The solar industry is emerging as a significant new market opportunity for Veeco. The global energy dilemma is resulting in a significant amount of new research and spending into solar technologies as an alternative energy solution since it is non-polluting and has the potential to supply the world with high energy efficiency at low cost. While many of today's solar panels are based upon older silicon technologies, thin film and CIGS offer new, low cost manufacturing technologies with the promise of higher Solar Panel Photovoltaic ("PV") efficiency. According to Bank of America, thin film photovoltaic technologies will grow from less than 5% of production in 2005 to over 20% in 2010. Since PV manufacturers often build their own equipment, there is a market opportunity emerging for equipment suppliers such as Veeco.

        Trends in the Scientific Research and Industrial Industry:    Our broad based research business has historically tracked the growth of the economy and Gross Domestic Product, as our equipment and instruments are used in a wide range of industrial applications. A meaningful trend in the research industry is the growth in nanotechnology investment occurring at the scientific and university level. Nanotechnology is the ability to design and control the structure of an object at all lengths from the atom up to the macro scale.

        Nanoscience and nanotechnology have received significant funding from the U.S. government and other countries, and are beginning to impact many industries, including life sciences, data storage, semiconductor, telecommunications, and materials sciences. According to Lux Research Inc., global nanotechnology spending reached approximately $13 billion in 2007, consisting of a combination of government, industry, and venture capital funding. Our metrology instruments are used by nanotechnology researchers, and we currently sell to most major scientific and research organizations engaged in the field of nanotechnology. We continue to introduce new AFMs and SPMs to respond to the growing need for specialized scientific research metrology tools.

        Trends in the Semiconductor Industry:    Current semiconductor industry technology trends include smaller feature sizes (sub-0.10 micron line widths), larger substrates (i.e., 300 mm wafers), and the increased use of metrology in the manufacturing process. According to VLSI, a semiconductor research organization, the percentage of capital expenditures devoted to metrology tools by semiconductor manufacturers is a faster growing part of the equipment business. Semiconductor manufacturers use metrology tools in their wafer fabrication facilities to detect process deviations as early in the manufacturing process as possible. These tools are critical for yield enhancement resulting in cost reduction in this increasingly competitive environment.

        We have sold over 450 automated AFM systems used in-line by manufacturers of semiconductor chips in their fabrication facilities. Our AFMs are used by all of the top 10 integrated device manufacturers worldwide. Our family of non-destructive AFM products includes our Vx Series™ Atomic Force Profilers, which combine AFM resolution with long-scan capability and are well-suited for chemical-mechanical planarization ("CMP") and etch depth measurements; our X3D™ AFM for advanced lithography and photomask applications; and our Dimension® X AFM for advanced etch measurements. In late 2007, we launched our next generation auto AFM tool, the InSight™ 3DAFM, the only metrology system available with the accuracy and precision required for non-destructive, high resolution three-dimensional ("3D") measurements of critical 45nm and 32nm semiconductor features, with the speed to qualify as a true fab tool. Veeco's InSight 3DAFM was designed specifically to address Critical Dimension ("CD"), depth and CMP metrology in a production environment. While the outlook for capital expenditures by semiconductor manufacturers in 2008 is currently not favorable, Veeco believes that this new tool offers a unique technology solution for its customers and will provide an avenue of potential growth for the Company.

Veeco's Products

        We have two business segments, Process Equipment and Metrology. Net sales for these business segments is shown below for the years indicated:

	Year ended December 31,
	2007	2006	2005
	(Dollars in millions)
Process Equipment	$252.0	$268.9	$227.9
% of net sales	62.6%	61.0%	55.5%
Metrology	$150.5	$172.1	$182.3
% of net sales	37.4%	39.0%	44.5%
Total net sales	$402.5	$441.0	$410.2

        See Note 8 to our Consolidated Financial Statements for additional information regarding our reportable segments and sales by geographic location.

Process Equipment

        We produce and sell several types of process equipment products capable of precisely depositing or etching thin film products, primarily used in the manufacture of data storage components such as TFMHs and compound semiconductor/wireless devices. Our process equipment product line includes:

        Ion Beam Deposition ("IBD") Systems:    Our NEXUS® IBD systems utilize ion beam technology to deposit precise layers of thin films and may be included on our cluster system platform to allow either parallel or sequential etch/deposition processes. IBD systems deposit high purity thin film layers and provide maximum uniformity and repeatability. In addition to IBD systems, we provide a broad array of ion beam sources.

        Ion Beam Etch ("IBE") Systems:    We develop and produce NEXUS IBE systems, which etch precise, complex features for use primarily by data storage and telecommunications device manufacturers in the fabrication of discrete and integrated microelectronic devices.

        Physical Vapor Deposition ("PVD") Systems:    Our NEXUS PVD systems offer manufacturers a highly flexible deposition platform for developing next-generation data storage and compound semiconductor applications.

        Diamond-Like Carbon ("DLC") Deposition Systems:    Our DLC deposition systems deposit protective coatings on advanced TFMHs. The system consists of a single cassette vacuum loadlock and a high vacuum processing chamber with two ion beam sources.

        Precision Lapping, Slicing, and Dicing Systems:    Our Optium® Slider process equipment products generally are used in "back-end" applications in a data storage fab where TFMHs or "sliders" are fabricated. This equipment includes lapping tools which enable precise material removal within three nanometers which is necessary for next generation TFMHs. We also manufacture instruments that slice and dice wafers into rowbars and TFMHs.

        Metal Organic Chemical Vapor Deposition Systems:    Veeco is one of the world's leading suppliers of MOCVD technology. These MOCVD production systems grow gallium nitride-based devices, (green and blue HB-LEDs) and arsenic phosphide based devices (red, orange, and yellow HB-LEDs), which are used today in large area signage, mobile device backlighting, and specialty illumination.

        Molecular Beam Epitaxy Systems:    MBE is the process of precisely depositing epitaxially aligned atomically thin crystal layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. For many compound semiconductors, MBE is the critical first step of the fabrication process, ultimately determining device functionality and performance. We provide a broad array of MBE components and systems for research and production applications and, in 2007, introduced a new line of MBE components for the solar industry.

Metrology

        Our surface metrology product line includes atomic force/scanning probe microscopes, optical metrology tools, and stylus profilers. These products offer a broad range of solutions to customers in the data storage and semiconductor industries, as well as versatile tools for use by research and development centers and universities.

        Atomic Force/Scanning Probe Microscopes:    We produce a broad range of AFM/SPM products designed for data storage, semiconductor and research and other industrial applications. Our family of automated, non-destructive AFM products include our Vx™ Series Atomic Force Profilers which combine AFM resolution with long-scan capability for CMP applications; our X3D AFM for advanced lithography and photomask applications; and our Dimension X AFM for etch measurements. In 2007, we launched our next generation 3D Automated AFM, the InSight. We also have the world's broadest line of research AFMs and SPMs. Our NanoScope products are widely used by leading nanotechnology research centers worldwide. Veeco was a pioneer of AFM technology, and we continue to develop new products for production and research applications. In 2007, Veeco saw increased usage of several new AFM/SPM products including our BioScope II, Innova and others.

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

        Stylus Profilers:    Stylus profilers are used to produce cross-sectional representations and/or quantitative measurements, which are displayed on a video monitor. Our Dektak® stylus profiler systems utilize a precision translation stage which creates relative motion between the sample and a diamond tipped stylus. As the sample moves under the stylus, surface variations cause vertical translation of the stylus, which is tracked and measured. Stylus profilers are widely used for height, width, pitch, and roughness measurements of features on semiconductor devices, magnetic and optical storage media (such as hard drives), flat panel displays, and hybrid circuits. Stylus profilers are often used for direct contact measurements and to measure larger feature sizes than our AFMs. We believe that our stylus profiler products are recognized for their accuracy, repeatability, ease of use, and technology features, and are designed to meet a range of industry specifications and customer requirements.

        Optical/Stylus Metrology (Interferometry) Products:    Substantially all of our optical metrology instruments are designed to make non-contact surface measurements using interferometry technology. This process involves the use of either white light or laser sources to measure surface roughness and shape by creating interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry and vertical scanning interferometry, these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes. Our major optical products include the Wyko® NT™ family and

SP3000™ and the HD-Series™ optical profilers. The NT family product line measures surface roughness, heights, and shapes. The HD-Series instruments are a line of microstructure measurement equipment used by manufacturers of mass memory components including manufacturers of TFMHs, disks, drives, and suspensions. HD-Series instruments are used for research and development, process control and improvement, incoming parts inspection, final parts inspection, and field failure analysis.

Service and Sales

        We sell our products and services worldwide through various strategically located sales and service facilities located in the U.S., Europe, Asia Pacific, and Japan, and we believe that our customer service organization is a significant factor in our success. We provide service and support on a warranty, service contract or an individual service-call basis. We also offer enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services, and a 24-hour hotline service for certain products. We believe that offering 24 hour, 7 day per week worldwide support creates stronger relationships with customers and provides us with a significant competitive advantage. Revenues from sales of parts, service, and support represented approximately 21%, 20%, and 19% of our net sales for the years ended December 31, 2007, 2006, and 2005, respectively. Parts sales represented approximately 17%, 17%, and 15% of our net sales for those periods, respectively, and service and support sales were 4%, 3%, and 4%, respectively.

Customers

        We sell our products to many of the world's major data storage, semiconductor, and HB-LED/wireless component manufacturers, and to customers in other industries, research centers, and universities. For the year ended December 31, 2007, 34% of our sales were to data storage customers, 28% to HB-LED/wireless customers, 29% to scientific research and industrial customers, and 9% to semiconductor customers. We rely on certain principal customers for a significant portion of our sales including Seagate Technology, Inc., and Hitachi, Ltd. which have been two of our largest customers during the last three years. Sales to Seagate accounted for 10%, 18%, and 15% of Veeco's total net sales in 2007, 2006, and 2005, respectively. Sales to Hitachi accounted for 7%, 10%, and 9% of Veeco's total net sales in 2007, 2006, and 2005, respectively. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business, prospects, financial condition, and operating results could be materially and adversely affected.

Research and Development

        We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. We work collaboratively with our customers to help ensure our technology and product roadmaps are aligned with customer requirements. Our research and development programs are organized by product line and new or improved products have been introduced into each of our product lines in each of the past three years.

        Our research and development expenses were approximately $61.2 million, $61.9 million, and $60.4 million, or approximately 15.2%, 14.0%, and 14.7% of net sales for the years ended December 31, 2007, 2006, and 2005, respectively. These expenses consisted primarily of salaries, project material, and other product development and enhancement costs.

Suppliers

        We outsource, and plan to increase the outsourcing of, certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD and ion beam systems recently introduced by our Process Equipment group. At present, we rely primarily on a sole supplier for the majority of the manufacture of these MOCVD and ion beam systems. The failure of this supplier to meet its contractual obligations under our supply arrangement and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows, and relationships with our customers.

        In addition, certain of the components and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers. Our inability to develop alternative sources, if necessary, could result in a prolonged interruption in supply or a significant increase in the price of one or more components, which could adversely affect our operating results.

Manufacturing

        Our principal manufacturing activities, which consist principally of assembly, integration, and test operations, are organized by product and take place at our facilities in Plainview, New York; Santa Barbara and Camarillo, California; Tucson, Arizona; Ft. Collins, Colorado; Somerset, New Jersey; and St. Paul, Minnesota.

Product Organization

        Our sales, marketing, manufacturing and research and development functions are organized by product families. We believe that this organizational structure allows each product family manager to more closely monitor the products for which he is responsible, resulting in more efficient sales, marketing, manufacturing, and research and development. We emphasize customer responsiveness, customer service, high quality products, and an interactive management style. By implementing these management philosophies, we believe that we have increased our competitiveness and are well-positioned for future growth.

Backlog

        Our backlog increased from $140.8 million at December 31, 2006 to $173.5 million at December 31, 2007. Backlog adjustments of $16.4 million during 2007 were driven by order cancellations primarily from data storage customers for products that were discontinued. Our backlog generally consists of product orders for which a purchase order has been received and which are scheduled for shipment within twelve months. We schedule production of our systems based on order backlog and customer commitments. Because certain of our orders require products to be shipped in the same quarter in which the order is received, and because changes in delivery schedules, cancellations of orders and delays in shipment are possible, we do not believe that the level of backlog at any point in time is an accurate indicator of our future performance. Due to changing business conditions and customer requirements, we may continue to experience cancellation and/or rescheduling of orders.

Competition

        In each of the markets that we serve, we face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing, and marketing resources than us, as well as from smaller competitors. In addition, many of our products face competition from alternative technologies, some of which are more established than those used in our products. Significant factors for customer selection of metrology and process equipment tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership, and technical service and support. We believe that we are competitive based on the customer selection factors in each market we serve. None of our competitors compete with us across all of our product lines.

        We compete with process equipment manufacturers such as Anelva, Hitachi, Riber, and Aixtron. We compete with metrology product manufacturers such as KLA-Tencor, Seiko, Hitachi, Zygo, Agilent, and a variety of small manufacturers.

Intellectual Property

        Our success depends in part on our proprietary technology. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, there can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently.

        We have patents and exclusive and non-exclusive licenses to patents owned by others covering certain of our products, which we believe provide us with a competitive advantage. We have a policy of seeking patents on inventions concerning new products and improvements as part of our ongoing research, development, and manufacturing activities. We believe that there is no single patent or exclusive or non-exclusive license to patents owned by others which is critical to our operations, and that the success of our business depends primarily on the technical expertise, innovation, and experience of our employees.

        We also rely upon trade secret protection for our confidential and propriety information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets. In addition, we cannot be certain that we will not be sued by third parties alleging that we have infringed their patents or other intellectual property rights. If any third party sues us, our business, results of operations or financial condition could be materially adversely affected. We have brought a patent infringement lawsuit against Asylum Research. See "Legal Proceedings—Non-Environmental."

Employees

        At December 31, 2007, we had 1,216 employees, of which there were 325 in manufacturing and testing, 180 in sales and marketing, 165 in service, 62 in product support, 328 in engineering, research, and development, and 156 in information technology, general administration and finance. The success of our future operations depends in large part on our ability to recruit and retain engineers, technicians, and other highly-skilled professionals who are in considerable demand. We feel that we have adequate programs in place to attract, motivate, and retain our employees, and we plan to monitor industry practices to make sure that our compensation and employee benefits remain competitive. However, there can be no assurance that we will be successful in recruiting or retaining key personnel. We believe that our relations with our employees are good.

Available Information

        We file annual, quarterly, and current reports, information statements, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

The cyclicality of the industries we serve directly affects our business.

        Our business depends in large part upon the capital expenditures of manufacturers in the data storage, HB-LED/wireless, and semiconductor markets, as well as customers in the scientific research and industrial market. These markets accounted for the following percentages of our net sales for the periods indicated:

	Year ended December 31,
	2007	2006	2005
Data Storage	34%	42%	41%
HB-LED/wireless	28%	20%	15%
Scientific Research and Industrial	29%	25%	27%
Semiconductor	9%	13%	17%

        Veeco is subject to the business cycles of these industries, the timing, length, and volatility of which are difficult to predict. These industries have historically been highly cyclical and have experienced significant economic downturns in the last decade. As a capital equipment provider, our revenues depend in large part on the spending patterns of these customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a high proportion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls is limited. A downturn in one or more of these industries could have a material adverse effect on our business, financial condition, and operating results. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and attract, hire, assimilate, and retain a sufficient number of qualified people. We cannot give assurances that our net sales and operating results will not be adversely affected if our customers experience economic downturns or slowdowns in their businesses.

We operate in industries characterized by rapid technological change.

        The data storage, HB-LED/wireless, semiconductor, and scientific research and industrial industries are subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products in selecting which development programs to fund and pursue. Our financial results for 2008 will depend to a great extent on the successful introduction of several new products, many of which require achieving increasingly stringent technical specifications. We cannot be certain that we will be successful in selecting, developing, manufacturing, and marketing new products or in enhancing existing products.

We face significant competition.

        We face significant competition throughout the world in each of our reportable segments. Many of our competitors have greater financial, engineering, manufacturing, and marketing resources than us. In addition, we face competition from smaller emerging equipment companies whose strategy is to provide a portion of the products and services we offer, using innovative technology to sell products into specialized markets. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins. Our failure to compete successfully with these other companies would seriously harm our business.

We depend on a limited number of customers that operate in highly concentrated industries.

        Our customer base is and has been highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Based on net sales, Seagate Technology, Inc. is our largest customer, accounting for 10%, 18%, and 15% of our total net sales in 2007, 2006, and 2005, respectively. Our next largest customer is Hitachi Ltd., accounting for 7%, 10%, and 9% of our total net sales in 2007, 2006, and 2005, respectively (our only customers with sales greater than 10% in any of the past three years).

        If a principal customer discontinues its relationship with us or suffers economic setbacks, our business, financial condition, and operating results could be materially and adversely affected. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers. We cannot be certain that we will be able to do so. In addition, because a relatively small number of large manufacturers, many of whom are our customers, dominate the industries in which they operate, it may be especially difficult for us to replace these customers if we lose their business. A substantial portion of orders in our backlog are orders from our principal customers.

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

        Furthermore, we do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales and we are exposed to competitive price pressure on each new order we attempt to obtain. Our failure to obtain new sales orders from new or existing customers would have a negative impact on our results of operations.

The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly.

        We derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. As is typical in our industry, orders, shipments, and customer acceptances often occur during the last few weeks of a quarter. As a result, delay of only a week or two can often shift the related booking or net sales into the next quarter, which could adversely affect our reported results for the prior quarter. Our quarterly results have fluctuated significantly in the past, and we expect this trend to continue. If our orders, shipments, net sales or operating results in a particular quarter do not meet expectations, our stock price may be adversely affected.

Changes in our product mix may cause our quarterly operating results to fluctuate significantly.

        Certain of our products have historically had lower gross margins than other products. We expect this trend to continue. If a greater portion of our overall business in the future comes from products operating at lower gross margins, then our overall gross margins will decline. This could have an adverse effect on our stock price.

Our customers may cancel or reschedule their orders with us.

        Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. Often, we have incurred expenses prior to such cancellation without adequate monetary compensation. Backlog adjustments during the year ended December 31, 2007, which were driven by order cancellations, were $16.4 million.

Our sales cycle is long and unpredictable.

        Historically, we have experienced long and unpredictable sales cycles (the period between our initial contact with a potential customer and the time when we recognize revenue from that customer). Our sales cycle can range up to twelve months. The timing of an order often depends on the capital expenditure budget cycle of our customers, which is completely out of our control. In addition, the time it takes us to build a product to customer specifications (the "build cycle") typically ranges from one to six months, followed in certain cases by a period of customer acceptance during which the customer evaluates the performance of the system and may potentially reject the system. As a result of the build cycle and evaluation periods, the period between a customer's initial purchase decision and revenue recognition on an order often varies widely, and variations in length of this period can cause further fluctuations in our operating results. As a result of our lengthy sales cycle, we may incur significant research and development expenses and selling and general and administrative expenses before we generate the related revenues for these products. We may never generate the anticipated revenues if a customer cancels or changes plans. Variations in the length of our sales cycle could also cause our net sales and, therefore, our cash flow and net income to fluctuate widely from period to period.

Our outsourcing strategy could adversely affect our results of operations.

        To better align our costs with market conditions and to increase productivity and operational efficiency, we have outsourced, and plan to increase the outsourcing of, certain functions to third parties, including the manufacture of all or substantially all of the new MOCVD systems and ion beam systems recently introduced by our Process Equipment group. We expect to increase our outsourced manufacturing as we introduce new products in these areas. Dependence on contract manufacturing and outsourcing may adversely affect our ability to bring products to market and damage our reputation. Although we attempt to select reputable providers, it is possible that one or more of these providers could fail to perform as we expect. In addition, the expanded role of third party providers has required and will continue to require us to implement changes to our existing operations and adopt new procedures and processes for retaining and managing these providers in order to realize operational efficiencies, assure quality, and protect our intellectual property. If we do not timely and effectively develop and implement our outsourcing strategy or if third party providers do not perform as anticipated, we may not realize gross margin or productivity improvements and we may experience operational difficulties, increased costs, or even manufacturing delays, which could materially and adversely affect our business, financial condition, and results of operations.

We rely on a limited number of suppliers.

        Failure of the suppliers of critical parts, components, and manufacturing equipment to deliver sufficient quantities in a timely and cost-effective manner could adversely affect our business. We generally do not have guaranteed supply or pricing arrangements with our suppliers. As a result, we risk increased cost of materials and difficulty in procuring the parts we need to fill customer orders. We currently use numerous suppliers; however, some key parts may be obtained only from a single supplier or a limited group of suppliers. Failure of any of these suppliers to perform in a timely or quality manner could negatively impact our revenues and results of operations. At present, we rely primarily on a single supplier for the majority of the manufacturing of certain MOCVD and ion beam systems. The failure of this supplier to fulfill its contractual obligations under our supply arrangement and our inability to make alternate arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows, and relationships with our customers.

Our inability to attract, retain, and motivate key employees could have a material adverse effect on our business.

        Our success depends upon our ability to attract, retain, and motivate key employees, including those in executive, managerial, engineering, marketing, and other roles. Our growth is dependent on our ability to attract, retain, and motivate highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting, retaining, and motivating qualified personnel may be difficult due to challenging industry conditions, competition for such personnel by other technology companies, consolidations, and relocations of operations and workforce reductions. Our inability to attract, retain, and motivate key personnel could have a material adverse effect on our business, financial condition or operating results.

We are exposed to the risks of operating a global business.

        Approximately 68% of our 2007 net sales and 67% of our 2006 net sales were generated from sales outside the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing, portion of our sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

  •
  difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriation of earnings,

  •
  difficulties in obtaining U.S. export licenses in connection with sales of products to customers in certain geographic regions, including China and Asia Pacific, a particular disadvantage relative to our non-U.S. competitors who are not required to comply with U.S. export controls,

  •
  periodic regional economic downturns and unstable political environments,

  •
  longer sales cycles and difficulty in collecting accounts receivable,

  •
  multiple, conflicting, and changing governmental laws and regulations, including import/export controls and other trade barriers, and

  •
  different customs and ways of doing business.

        Many of these challenges are present in China, a large potential market for our products and an area that we anticipate will present a significant opportunity for growth. These conditions in China and other foreign economies may continue and recur again in the future, which could have a material adverse effect on our business. In addition, political instability, terrorism, acts of war or epidemics in regions where we operate may adversely affect our business and results of operations.

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

        On September 17, 2003, we filed a lawsuit in the United States District Court for the Central District of California against Asylum Research Inc. ("Asylum"), a privately-held company founded by former Veeco employees. The lawsuit alleges that the manufacture, use, and sale of Asylum's MFP-3D AFM constitutes willful infringement of five patents owned by us, as well as other claims. We are suing for unspecified monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents we are suing on are invalid and unenforceable, and has filed a counterclaim for infringement of a patent licensed by Asylum, and payment of royalties it believes it is owed. The court held hearings on the summary judgment motions and referred many of the issues to a Special Master. On March 17, 2007, the court issued an order granting in part and denying in part the cross motions for summary judgment. The court granted Asylum summary judgment for two of the five patents, determining that Asylum did not infringe on Veeco's patents 5,266,801 ("801") and 5,415,027 ("027"). The court did not grant summary judgment to Veeco or Asylum for the other three patents, 5,224,376 ("376"), 5,237,859 ("859") and RE36,488 ("488"), and the lawsuit has proceeded with respect to those three patents. The costs of continuing to pursue this matter are significant and there can be no assurance that we will be successful in this matter. Our policy is to capitalize legal costs incurred to defend our patents. We are currently amortizing the portion of these deferred legal costs associated with patents 801 and 027 over the remaining life of these patents, as these patents are valid and enforceable. All legal costs incurred subsequent to the summary judgment to defend the remaining patents have been allocated ratably to the three patents still in suit and have been capitalized. If we are not successful in defending the patents, these costs may be required to be written down under U.S. generally accepted accounting policies.

We may be subject to claims of intellectual property infringement by others.

        From time to time we have received communications from other parties asserting the existence of patent or other rights which they believe cover certain of our products. We also periodically receive notice from customers who believe that we are required to indemnify them for damages they may incur related to infringement claims made against these customers by third parties. Our customary practice is to evaluate such assertions and to consider the available alternatives, including whether to seek a license, if appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition, and results of operations could be materially and adversely affected.

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

        We have considered numerous acquisition opportunities and completed several significant acquisitions in the past. We may consider acquisitions of, or investments in, other businesses in the future. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

  •
  difficulties and increased costs in integrating the personnel, operations, technologies and products of acquired companies,

  •
  diversion of management's attention while evaluating, pursuing, and integrating the business to be acquired,

  •
  potential loss of key employees of acquired companies, especially if a relocation or change in responsibilities is involved,

  •
  difficulties in managing geographically dispersed operations in a cost-effective manner,

  •
  lack of synergy or inability to realize expected synergies,

  •
  increased amortization expense relating to intangible assets, and

  •
  possible write-down of acquired intangible assets as a result of technological advancements or worse-than-expected performance by the acquired company.

        Our inability to effectively manage these risks could materially and adversely affect our business, financial condition, and operating results.

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

        Our ability to design, manufacture, market, and service our products is dependent on information technology systems that encompass all of our major business functions. We are in the final stages of implementing a comprehensive enterprise resource planning ("ERP") software system. This new ERP system will cover many areas of our business. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. If we encounter unforeseen delays or difficulties or significant increased costs in implementing our system, we could be adversely affected.

We may not obtain sufficient affordable funds to finance our future needs.

        We may need to make significant capital expenditures to continue our operations and to enhance our manufacturing capability to keep pace with rapidly changing technologies. Also, our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers. As a result of our emphasis on research and development and technological innovation, our operating costs may increase in the future. Our original 4.125% convertible subordinated notes mature in December 2008. During the first quarter of 2007, we repurchased $56.0 million of these notes, and on April 20, 2007, we negotiated an exchange agreement with certain holders of these notes to exchange $118.8 million of the original notes for $117.8 million of new convertible subordinated notes. The new convertible subordinated notes do not mature until 2012; however, as of February 25, 2008, we had $25.2 million of the original notes outstanding, which are due in December 2008. If cash flow from our operations is not sufficient to repay these notes, we may have to borrow funds to do so. During the past few years, the markets for equity and debt securities have fluctuated significantly, especially with respect to technology-related companies, and during some periods offerings of those securities have been extremely difficult to complete. As a result, in the future we may not be able to obtain the additional funds required to fund our operations, invest sufficiently in research and development, and repay or refinance our convertible subordinated notes on reasonable terms, or at all. Such a lack of funds could have a material adverse effect on our business, financial condition, and operating results.

We are subject to risks of non-compliance with environmental and safety regulations.

        We are subject to environmental and safety regulations in connection with our business operations, including but not limited to regulations related to the development, manufacture, and use of our products. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacture, or use of certain of our products, each of which could have a material adverse effect on our business, financial condition, and results of operations.

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

        We have adopted a shareholder rights plan, under which we have granted to our shareholders rights to purchase shares of junior participating preferred stock. This plan or "poison pill" could discourage a takeover that is not approved by our board of directors but which a shareholder might consider in its best interest, thereby adversely affecting our stock price.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our headquarters office and our principal manufacturing, research and development, and sales and service facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Plainview, NY	80,000	No	Process Equipment
Santa Barbara, CA	100,000	No	Metrology
Somerset, NJ	80,000	No	Process Equipment
St. Paul, MN(1)	125,000	Yes	Process Equipment
Tucson, AZ(2)	110,000	No	Metrology

Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Camarillo, CA	48,000	2009	Process Equipment
Camarillo, CA	26,000	2012	Process Equipment
Camarillo, CA	19,000	2010	Metrology
Fort Collins, CO(3)	42,000	2009	Process Equipment
Fremont, CA(4)	14,000	2010	Process Equipment
Santa Barbara, CA	24,000	2009	Metrology
Ventura, CA(5)	125,000	2009	Held for sublease
Woodbury, NY(6)	32,000	2011	Headquarters

(1)
Our Process Equipment business utilizes approximately 95,000 square feet of this facility. The balance is available for expansion.

(2)
Our Metrology business utilizes approximately 75,000 square feet of this facility. The balance is available for expansion.

(3)
During 2007, the lease on a 13,000 square foot section of this property expired and we renewed a lease for 8,000 square feet of this section. The lease on the total balance of the 42,000 square feet expires in 2009.

(4)
Beginning on April 1, 2008, this facility will be used as a sales and service center.

(5)
This facility is leased from the former owner of Manufacturing Technology, Inc. ("MTI"). We have subleased a portion of this building and are marketing the remaining portion of this facility for sublease.

(6)
As part of management's cost reduction initiatives, we plan to consolidate our headquarters into our Plainview, NY manufacturing facility. We plan to vacate the Woodbury headquarters during the first quarter of 2008 and sublease this office space.

        The St. Paul, Minnesota facility is subject to a mortgage, which at December 31, 2007, had an outstanding balance of $3.5 million. Our Santa Barbara, California facility was previously subject to a mortgage, which was satisfied during 2007 through a balloon payment of $5.2 million which was made on December 1, 2007. We also lease small offices in Chadds Ford, Pennsylvania and Edina, Minnesota, for sales and service. Our foreign subsidiaries lease space for use as sales and service centers in England, France, Germany, Netherlands, Japan, Korea, Malaysia, Singapore, Thailand, China, and Taiwan. We believe our facilities are adequate to meet our current needs.

Item 3.    Legal Proceedings

Environmental

        We may, under certain circumstances, be obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at our Plainview, New York facility. We have been indemnified for any liabilities we may incur in excess of $250,000 with respect to any such remediation. No comprehensive plan has been required to date. Even without consideration of such indemnification, we do not believe that any material loss or expense is probable in connection with any remediation plan that may be proposed.

        We are aware that petroleum hydrocarbon contamination has been detected in the soil at the site of a facility formerly leased by us in Santa Barbara, California. We have been indemnified for any liabilities we may incur which arise from environmental contamination at the site. Even without consideration of such indemnification, we do not believe that any material loss or expense is probable in connection with any such liabilities.

        The former owner of the land and building in which our Santa Barbara, California Metrology operations are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract relating to the purchase of such land provides adequate protection against any environmental issues that may arise.

Non-Environmental

        On September 17, 2003, we filed a lawsuit in the United States District Court for the Central District of California against Asylum Research Inc., a privately-held company founded by former Veeco employees. The lawsuit alleges that the manufacture, use, and sale of Asylum's MFP-3D AFM constitutes willful infringement of five patents owned by us, as well as other claims. We are suing for unspecified monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents we are suing on are invalid and unenforceable, and has filed a counterclaim for infringement of a patent licensed by Asylum, and payment of royalties it believes it is owed. The court held hearings on the summary judgment motions and referred many of the issues to a Special Master. On March 17, 2007 the court issued an order granting in part and denying in part the cross motions for summary judgment. The court granted Asylum summary judgment for two of the five patents, determining that Asylum did not infringe on Veeco's patents 5,266,801 ("801") and 5,415,027 ("027"). The court did not grant summary judgment to Veeco or Asylum for the other three patents, 5,224,376

("376"), 5,237,859 ("859") and RE36,488 ("488"), and the lawsuit has proceeded with respect to those three patents. The costs of continuing to pursue this matter are significant and there can be no assurance that we will be successful in this matter. Our policy is to capitalize legal costs incurred to defend our patents. We are currently amortizing the portion of these deferred legal costs associated with patents 801 and 027 over the remaining life of these patents, as these patents are valid and enforceable. All legal costs incurred subsequent to the summary judgment to defend the remaining patents have been allocated ratably to the three patents still in suit and have been capitalized. If we are not successful in defending the patents, these costs may need to be written down.

        Veeco and certain of its officers were named as defendants in a securities class action lawsuit consolidated in August 2005 in federal court in the Southern District of New York. The lawsuit arose out of the restatement in March 2005 of our financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of our discovery of certain improper accounting transactions at our TurboDisc business unit. On July 5, 2007, we entered into a Memorandum of Understanding to settle and fully resolve this lawsuit for a payment of $5.5 million. This settlement was approved by the court on November 7, 2007. Insurance proceeds covered the settlement amount and legal expenses related to the settlement after our payment of the insurance deductible. The settlement dismissed all pending claims against us and the other defendants with no admission or finding of wrongdoing by Veeco or any of the other defendants, and Veeco and the other defendants received a full release of all claims pending in the litigation.

        In addition, three shareholder derivative lawsuits were filed in March and April of 2005. The plaintiffs in the consolidated derivative action asserted that our directors and certain of our officers breached fiduciary duties in connection with the improper accounting transactions at the TurboDisc business unit. On November 5, 2007, we entered into a Memorandum of Understanding to settle and fully resolve the consolidated shareholder derivative action, pending in the U.S. District Court for the Southern District of New York against the individual defendants, for a payment of approximately $0.5 million and for our agreement to adopt certain changes to our Corporate Governance Guidelines. We expect that insurance proceeds will cover the settlement amount and any significant legal expenses related to the settlement. On January 24, 2008, the Court gave preliminary approval of the proposed settlement. The settlement agreement is subject to final court approval and would dismiss all pending claims against us and the other defendants with no admission or finding of wrongdoing by us or any of the other defendants, and Veeco and the other defendants would receive a full release of all claims pending in the litigation.

        We are involved in various other legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our common stock is quoted on The NASDAQ National Market under the symbol "VECO." The 2007 and 2006 high and low closing bid prices by quarter are as follows:

	2007		2006
	High	Low	High	Low
First Quarter	$20.87	$18.68	$23.35	$17.83
Second Quarter	20.95	17.05	27.20	21.71
Third Quarter	22.09	15.50	24.67	20.13
Fourth Quarter	20.20	15.82	19.98	18.24

        On February 25, 2008, the closing bid price for our common stock on the NASDAQ National Market was $16.62. As of February 25, 2008, we had approximately 341 shareholders of record.

        In December 2001 and January 2002, we issued $220.0 million of 4.125% convertible subordinated notes (the "Old Notes") in a private placement. During the first quarter of 2006, we repurchased $20.0 million of these notes, reducing the amount outstanding from $220.0 million to $200.0 million. During the first quarter of 2007, we repurchased an additional $56.0 million of these notes, reducing the amount outstanding from $200.0 million to $144.0 million. During the second quarter of 2007, we issued new convertible subordinated notes (the "New Notes") pursuant to privately negotiated exchange agreements with certain holders of the Old Notes to exchange $118.8 million aggregate principal amount of the original notes for approximately $117.8 million aggregate principal amount of New Notes. Following the exchange transactions, approximately $25.2 million of Old Notes remained outstanding. The remaining Old Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. We pay interest on these remaining Old Notes on June 21 and December 21 of each year. The Old Notes will mature on December 21, 2008. The New Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $27.23 per share or a premium of 38% over the closing market price for our common stock on April 16, 2007. We pay interest on these notes on April 20 and October 15 of each year. The New Notes will mature on April 15, 2012.

        We have not paid dividends on our common stock. We intend to retain future earnings for the development of our business and, therefore, do not anticipate that the Board of Directors will declare or pay any dividends on the common stock in the foreseeable future. In addition, certain provisions of our credit facility limit our ability to pay dividends. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements and other circumstances.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Veeco Instruments Inc., The S&P Smallcap 600 Index,
The Philadelphia Semiconductor Index And A Peer Group

*
$100 invested on 12/3/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31

	Cumulative Total Return as of December 31,
	2002	2003	2004	2005	2006	2007
Veeco Instruments Inc.	100.0	243.6	182.27	149.91	162.02	144.46
Philadelphia Semiconductor Index (SOXX)	100.0	189.77	153.39	175.9	162.04	169.18
Peer Group Index	100.0	174.94	142.93	140.98	183.34	181.18
S&P Smallcap 600 Index	100.0	138.79	170.22	183.3	211.01	210.38

        Information is presented assuming $100 invested on December 31, 2002 and the reinvestment of dividends, if any. The Peer Group Index consists of the following companies: ASM International N.V., Axcelis Technologies Inc., FEI Company, FSI International Inc., Mattson Technology Inc., Rudolph Technologies Inc., Semitool Inc., Varian Semiconductor Equipment Associates Inc. and Zygo Corp.

Item 6.    Selected Consolidated Financial Data

        The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Years ended December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$402,475	$441,034	$410,190	$390,443	$279,321
Operating (loss) income	(12,061)	22,456	11,066	(11,558)	(9,325)
Net (loss) income	$(17,359)	$14,917	$(897)	$(62,555)	$(9,747)
Net (loss) income per common share:
Net (loss) income per common share	$(0.56)	$0.49	$(0.03)	$(2.11)	$(0.33)
Diluted net (loss) income per common share	$(0.56)	$0.48	$(0.03)	$(2.11)	$(0.33)
Weighted average shares outstanding	31,020	30,492	29,921	29,650	29,263
Diluted weighted average shares outstanding	31,020	31,059	29,921	29,650	29,263

	Years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$117,083	$147,046	$124,499	$100,276	$106,830
Working capital	174,516	248,060	229,650	216,802	257,466
Goodwill	100,898	100,898	99,622	94,645	72,989
Total assets	529,334	589,600	567,860	576,913	596,464
Long-term debt (including current installments)	146,585	209,204	229,580	229,935	230,268
Shareholders' equity	273,677	281,751	248,587	252,352	306,329

(1)
Operating loss and net loss include restructuring expenses of $6.7 million, as well as charges of $1.1 million and $4.8 million associated with the write-off of property and equipment and inventory, respectively, related to product lines discontinued as part of management's cost reduction plan. Net income also reflects a net gain from the early extinguishment of debt in the amount of $0.7 million and the elimination of 80.1% of the net operating results of Fluens' related to noncontrolling interest.

(2)
Operating income and net income are net of a write-off of $1.2 million of in-process research and development projects related to the Fluens' acquisition. Net income also reflects a net gain from the early extinguishment of debt in the amount of $0.3 million and the elimination of 80.1% of the net operating results of Fluens' related to noncontrolling interest.

(3)
Operating income and net loss include restructuring expenses of $1.2 million.

(4)
Operating loss and net loss include (a) restructuring costs of $2.8 million, (b) costs related to the internal investigation of improper accounting transactions at our TurboDisc business unit of $0.8 million, (c) asset impairment charges of $0.8 million related to the consolidation of the Advanced Imaging, Inc. ("Aii") and MTI businesses, and (d) $0.6 million related to the write-off of purchased in-process technology in connection with the MTI acquisition. Net loss also includes a charge of approximately $54.0 million to establish a valuation allowance against substantially all of our domestic net deferred tax assets.

(5)
Operating loss and net loss include merger and restructuring charges of $5.4 million and a write-off of purchased in-process technology of $1.5 million related to the Aii and TurboDisc acquisitions.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We design, manufacture, market, and service a broad line of equipment primarily used by manufacturers in the data storage, HB-LED, solar, wireless, and semiconductor industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, LEDs for backlighting and automotive applications, HDDs, solar panels, network servers, digital cameras, wireless phones, digital video recorders, personal music/video players, and personal digital assistants. Our broad line of products features leading edge technology and allows customers to improve time-to-market of their next generation products. Our products also enable advancements in the growing fields of nanoscience, nanobiology, and other areas of scientific and industrial research.

        Our Process Equipment products precisely deposit or remove (etch) various thin film materials in the manufacturing of TFMHs for the data storage industry, HB-LEDs, wireless devices (such as power amplifiers and laser diodes), solar panels, and semiconductor mask reticles. Our Metrology equipment is used to provide critical surface measurements in research and production environments. In production, our equipment allows customers, such as those in semiconductor and data storage, to monitor their products throughout the manufacturing process in order to improve yields, reduce costs, and improve product quality. We also sell our broad line of AFMs, SPMs, optical interferometers, and stylus profilers to thousands of universities, research facilities, and scientific centers worldwide to enable a variety of nanotechnology related research.

        We currently maintain facilities in Arizona, California, Colorado, Minnesota, New Jersey, and New York, with sales and service locations around the world. Each of our products is currently manufactured in only one location, since we believe that the technological know-how and precision needed to make each of our products requires specialized expertise.

        During 2007, management initiated and acted on a profit improvement plan, resulting in personnel severance costs for approximately 7.5% of our employees, a reduction of discretionary expenses, realignment of our sales organization to more closely match current market and regional opportunities, and consolidation of certain engineering groups within our data storage business, which included the discontinuation of two products. In conjunction with these activities, we recognized a restructuring charge of approximately $6.7 million during the year ended December 31, 2007, as well as an inventory write-off of $4.8 million and an asset impairment charge of $1.1 million.

Summary of Results for 2007

  •
  Revenue decreased 8.7% to $402.5 million from $441.0 million in 2006. We experienced a decline in sales in the data storage and semiconductor markets of 25.3% and 34.8%, respectively; however, this was partially offset by strong growth in the HB-LED/wireless market, representing a 25.2% increase from 2006;

  •
  Our 2007 sales by segment were $252.0 million from Process Equipment and $150.5 million from Metrology, down 6.3% and 12.6%, respectively, from 2006;

  •
  2007 sales by region were 33% North America, 19% Europe, 14% Japan, and 34% Asia Pacific;

  •
  Orders were $451.6 million in 2007, down from $493.8 million in 2006;

  •
  Our gross margin declined in 2007, mainly due to a decrease in sales volume and an unfavorable product mix primarily for products sold to the data storage markets, as well as a $4.8 million write-off of inventory associated with the discontinuance of certain data storage process equipment products;

  •
  Our operating expenses decreased by 1.2% in 2007, driven by decreased selling, general, and administrative expenses and amortization expense, partially offset by current year expenses for restructuring charges of $6.7 million and asset impairment charges of $1.1 million;

  •
  Net loss for 2007 was $17.4 million compared to net income of $14.9 million in 2006;

  •
  Net loss per share was $0.56 compared to net income per share of $0.48 in 2006; and

  •
  We used cash of $30.0 million during 2007, in connection with the repurchase and repayment of long-term debt of $60.7 million and capital expenditures of $9.1 million, partially offset by cash provided by operating activities of $39.2 million.

Outlook/Opportunities

        We expect 2008 to be a recovery year for Veeco in both growth and profitability. In mid 2007, John Peeler joined Veeco as its new CEO and has initiated a turnaround-plan focused on the following key initiatives:

  •
  Directing Veeco's resources to the best growth opportunities;

  •
  Strengthening the global sales and services organization;

  •
  Improving profitability in the short term through revenue growth, gross margin improvement and cost containment activities;

  •
  Ensuring that each of Veeco's product businesses within Process Equipment and Metrology are executing well; and

  •
  Improving Veeco's business processes to increase effectiveness, predictability and profitability.

        As we enter 2008, we see positive market conditions across several of our core markets, in particular the HB-LED/wireless sector, serviced by our MOCVD and MBE technologies. These technologies support our development and marketing of products in solar applications. It is our intention to significantly increase the research and development spending in each of these technologies to drive new product introductions. During the fourth quarter of 2007, as part of management's process improvement programs, we right-sized our data storage businesses, which included discontinuation of two product lines and consolidation of facilities. As a result of these actions, we believe that Veeco is well-aligned to our customers' technology requirements and is equipped for improved profitability. Significant new product introductions in Metrology for the semiconductor and scientific/industrial customer base, and continued investments in technology by our customers across our end markets, lead us to currently predict revenue growth at a minimum of 10% in 2008.

        Technology changes are continuing in all of our markets: the transition to perpendicular recording and larger wafer sizes in data storage; the increased usage of drives in consumer electronic applications; the increased use of our automated AFMs as critical reference tools for sub 65 nanometer semiconductor applications; and the opportunity for our MOCVD and MBE to further penetrate the emerging HB-LED and solar markets. We believe that these trends, together with the continued funding of nanoscience research, will prompt our customers to seek our next-generation solutions to address their manufacturing and technology challenges.

        While we currently expect our 2008 operating spending to increase in absolute dollars due to necessary budgeting for raises, incentive compensation and other variable costs, we believe that our significant cost-cutting actions in 2007 and continued cost containment focus will allow us to decrease our operating spending as a percentage of sales in 2008, and invest in future growth. In 2008, Veeco is undergoing a significant period of transition to improve its financial performance after a disappointing 2007. We will continue our focus on increasing shareholder value through operational excellence and cash generation. Our goal is to increase gross margins in 2008, with improvements in both Process Equipment and Metrology, specifically in the latter half of 2008 as revenues are forecasted to increase. We anticipate that progress in this area will continue to come from activities such as better supply chain management, including outsourcing of new products, differentiated, value-added new product introductions which focus on achieving better gross margins, and development of common hardware and software platforms. Additionally, we plan to incur an additional $3.5 million to $4.0 million in non-cash restructuring charges during the first quarter of 2008 as we consolidate our headquarters into our Plainview, New York facilities.

Results of Operations

Years Ended December 31, 2007 and 2006

        The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between 2007 and 2006 (dollars in 000s):

	Year ended December 31,
					Dollar and Percentage Change Year to Year
	2007		2006
Net sales	$402,475	100.0%	$441,034	100.0%	$(38,559)	(8.7)%
Cost of sales	244,964	60.9	246,910	56.0	(1,946)	(0.8)

Gross profit	157,511	39.1	194,124	44.0	(36,613)	(18.9)
Operating expenses:
Selling, general, and administrative expense	90,972	22.6	93,110	21.1	(2,138)	(2.3)
Research and development expense	61,174	15.2	61,925	14.0	(751)	(1.2)
Amortization expense	10,250	2.5	16,045	3.6	(5,795)	(36.1)
Restructuring expense	6,726	1.7	—	0.0	6,726	100.0
Asset impairment charge	1,068	0.3	—	0.0	1,068	100.0
Write-off of purchased in-process technology	—	0.0	1,160	0.3	(1,160)	(100.0)
Other income, net	(618)	(0.2)	(572)	(0.1)	46	8.0

Total operating expenses	169,572	42.1	171,668	38.9	(2,096)	(1.2)

Operating (loss) income	(12,061)	(3.0)	22,456	5.1	(34,517)	153.7
Interest expense	6,976	1.7	9,194	2.1	(2,218)	(24.1)
Interest income	(3,963)	(1.0)	(4,926)	(1.1)	(963)	(19.5)
Gain on extinguishment of debt	(738)	(0.1)	(330)	(0.1)	408	123.6

(Loss) income before income taxes and noncontrolling interest	(14,336)	(3.6)	18,518	4.2	(32,854)	(177.4)
Income tax provision	3,651	0.9	4,959	1.1	(1,308)	(26.4)
Noncontrolling interest	(628)	(0.2)	(1,358)	(0.3)	(730)	(53.8)

Net (loss) income	$(17,359)	(4.3)%	$14,917	3.4%	$(32,276)	(216.4)%

Net Sales and Orders

        Net sales of $402.5 million for the year ended December 31, 2007 were down 8.7%, compared to 2006. The following is an analysis of sales and orders by segment, by industry, and by region (dollars in 000s):

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2007	2006	Year to Year		2007	2006	Year to Year		2007	2006
Segment Analysis
Process Equipment	$252,032	$268,878	$(16,846)	(6.3)%	$305,633	$314,725	$(9,092)	(2.9)%	1.21	1.17
Metrology	150,443	172,156	(21,713)	(12.6)%	145,939	179,077	(33,138)	(18.5)%	0.97	1.04

Total	$402,475	$441,034	$(38,559)	(8.7)%	$451,572	$493,802	$(42,230)	(8.6)%	1.12	1.12

Industry Analysis
Data Storage	$137,414	$183,877	$(46,463)	(25.3)%	$142,328	$208,597	$(66,269)	(31.8)%	1.04	1.13
HB-LED/wireless	110,885	88,563	22,322	25.2%	158,151	111,273	46,878	42.1%	1.43	1.26
Semiconductor	37,574	57,628	(20,054)	(34.8)%	32,245	64,153	(31,908)	(49.7)%	0.86	1.11
Scientific Research and Industrial	116,602	110,966	5,636	5.1%	118,848	109,779	9,069	8.3%	1.02	0.99

Total	$402,475	$441,034	$(38,559)	(8.7)%	$451,572	$493,802	$(42,230)	(8.6)%	1.12	1.12

Regional Analysis(1)
North America	$130,500	$151,686	$(21,186)	(14.0)%	$150,748	$169,536	$(18,788)	(11.1)%	1.16	1.12
Europe	77,985	69,310	8,675	12.5%	106,178	65,988	40,190	60.9%	1.36	0.95
Japan	55,815	57,241	(1,426)	(2.5)%	48,764	60,523	(11,759)	(19.4)%	0.87	1.06
Asia Pacific	138,175	162,797	(24,622)	(15.1)%	145,882	197,755	(51,873)	(26.2)%	1.06	1.21

Total	$402,475	$441,034	$(38,559)	(8.7)%	$451,572	$493,802	$(42,230)	(8.6)%	1.12	1.12

(1)
The prior period has been reclassified to conform to the current period presentation.

        By segment, Process Equipment sales were down 6.3%. The decrease in Process Equipment sales was primarily due to a decrease in sales to customers in the data storage industry due to reduced requirements for capacity purchases in 2007. Partially offsetting this decline was an increase in sales to the HB-LED/wireless market resulting primarily from the increase in end user demand due to expanding applications for HB-LEDs. Metrology sales decreased 12.6%, primarily due to decreased purchases of automated AFM products in the semiconductor market and optical metrology products in the data storage market. Process Equipment sales represented 62.6% of total sales for the year ended December 31, 2007, up from 61.0% in the prior year period. Metrology sales accounted for 37.4% of total sales for the year ended December 31, 2007, down from 39.0% in the prior year period. By region, net sales increased by 12.5% in Europe, while sales in Asia-Pacific and North America declined 15.1% and 14.0%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

        Orders in 2007 decreased 8.6% compared to 2006. The decrease was caused by an 18.5% decrease in Metrology orders due to a decrease in orders for automated AFM products, principally to semiconductor customers and a decrease in orders for optical metrology products, principally to data storage customers. Process Equipment orders decreased 2.9% due primarily from a decrease in orders for Ion Beam and Slider equipment as a result of a decrease in customer demand in the data storage industry, offset by an increase in MOCVD and MBE orders resulting from an increase in purchases in the HB-LED/wireless market.

        Our book-to-bill ratio for 2007, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.12, which is consistent with the comparable 2006 period. Our backlog as of December 31, 2007 was $173.5 million, compared to

$140.8 million as of December 31, 2006. During the year ended December 31, 2007, we experienced backlog adjustments of approximately $16.4 million, driven by order cancellations from data storage customers for products that we discontinued. Due to changing business conditions and customer requirements, we may continue to experience cancellations and/or rescheduling of orders.

Gross Profit

        Gross profit for 2007 was 39.1%, compared to 44.0% in the comparable prior year period. Process Equipment gross margin decreased slightly from the prior year. This was caused by a decrease in the margin for Ion Beam products from 45.8% in the 2006 period to 38.5% in the current comparable period due to an unfavorable product mix, as well as the decrease in sales volume to customers in the data storage market. This product gross margin was also negatively impacted by a charge of $4.8 million for the write-off of inventory associated with several discontinued data storage product lines. However, these decreases were offset by a significant improvement in MOCVD product gross margins from 26.6% in 2006 to 37.6% in 2007 due to an increase in sales volume, as well as a significant improvement in mix and price. Metrology gross margins decreased to 44.1% from 51.5%, principally due to lower sales volume of automated AFM and optical metrology products and less favorable product mix in AFM products sold to scientific and research customers.

Operating Expenses

        Selling, general and administrative expenses decreased by $2.1 million, primarily attributable to a decrease in bonus, profit sharing, and commission expenses related to the reduction in domestic sales, as well as reduced legal fees. The decrease was offset by an increase in non-cash compensation expense related to stock options and restricted shares, and an increase in executive stay and sign-on bonuses. Selling, general and administrative expenses were 22.6% of sales in 2007, compared with 21.1% of sales in the prior year period.

        Research and development expense decreased $0.8 million from the comparable prior year period, primarily due to prior year product development efforts for Process Equipment products that were introduced during 2007. As a percentage of sales, research and development expense increased to 15.2% from 14.0% in the prior year period.

        Amortization expense decreased by $5.8 million from the prior year due to certain technology-based intangibles becoming fully amortized during 2007.

        Restructuring expense of $6.7 million for the year ended December 31, 2007 was principally a result of personnel severance costs of $4.9 million associated with a cost reduction plan initiated by management during 2007. Additionally, we incurred $1.8 million of costs for purchase commitments associated with certain discontinued product lines. No such restructuring expenses were recorded in the prior year period.

        Asset impairment charges of $1.1 million incurred during 2007 were attributable to the write-off of certain property and equipment associated with the discontinued product lines. No such asset impairment charges were recorded in the prior year period.

        During the third quarter of 2006, we finalized the purchase accounting for our acquisition of 19.9% of the stock of Fluens, and determined that Fluens is a variable interest entity and that we are its primary beneficiary. Approximately 31% of Fluens is owned by a Senior Vice President of our Company. As such, we have consolidated the results of Fluens' operations from the acquisition date, and have attributed the 80.1% portion that is not owned by Veeco to noncontrolling interest in our consolidated financial statements. As part of this acquisition accounting, we recorded $1.2 million of in-process technology, which was written off during the third quarter of 2006. No such costs were recorded during 2007.

Interest Expense and Interest Income

        Interest expense for 2007 decreased by $2.2 million from the prior year period, due to the early extinguishment of $56.0 million of our convertible subordinated notes during 2007 (see below). Interest income decreased by $1.0 million due to lower average cash balances invested during the current year.

Gain on Extinguishment of Debt

        During 2007, we repurchased $56.0 million of our convertible subordinated notes, reducing the amount outstanding from $200.0 million to $144.0 million. The repurchase amount was $55.1 million in cash, of which $54.8 million related to principal and $0.3 million related to accrued interest. As a result of the repurchase, we recorded a net gain from the extinguishment of debt in the amount of $0.7 million. In the comparable 2006 period, we repurchased $20.0 million of our convertible subordinated notes reducing the amount outstanding from $220.0 million to $200.0 million. As a result of these repurchases, we recorded a net gain from the extinguishment of debt in the amount of $0.3 million.

Income Taxes

        The income tax provision for the year ended December 31, 2007 was $3.7 million compared to $5.0 million in the comparable prior year. The 2007 provision for income taxes included $2.2 million relating to our foreign operations, which continue to be profitable, and $1.5 million relating to our domestic operations. Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future. The 2006 provision for income taxes included $3.6 million relating to our foreign operations and $1.4 million relating to our domestic operations.

Noncontrolling Interest

        Noncontrolling interest was a credit to income of $0.6 million for the year ended December 31, 2007 and a credit of $1.4 million in the comparable prior year period. As we are the primary beneficiary of Fluens, a variable interest entity, we are required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests. As a result, we eliminate from our net income 80.1% of Fluens' operating losses. The credit in the prior comparable period includes the elimination of 80.1% of the write-off of in-process technology recorded in the third quarter of 2006.

Years Ended December 31, 2006 and 2005

        The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between 2006 and 2005 (dollars in 000s):

	Year ended December 31,
					Dollar and Percentage Change Year to Year
	2006		2005
Net sales	$441,034	100.0%	$410,190	100.0%	$30,844	7.5%
Cost of sales	246,910	56.0	236,090	57.6	10,820	4.6

Gross profit	194,124	44.0	174,100	42.4	20,024	11.5
Operating expenses:
Selling, general, and administrative expense	93,110	21.1	84,667	20.6	8,443	10.0
Research and development expense	61,925	14.0	60,382	14.7	1,543	2.6
Amortization expense	16,045	3.6	16,583	4.0	(538)	(3.2)
Other (income) expense, net	(572)	(0.1)	237	0.1	(809)	(341.4)
Restructuring expense	—	0.0	1,165	0.3	(1,165)	(100.0)
Write-off of purchased in-process technology	1,160	0.3	—	—	1,160	100.0

Total operating expenses	171,668	38.9	163,034	39.7	8,634	5.3

Operating income	22,456	5.1	11,066	2.7	11,390	102.9
Interest expense	9,194	2.1	10,203	2.5	(1,009)	(9.9)
Interest income	(4,926)	(1.1)	(2,635)	(0.7)	(2,291)	86.9
Gain on extinguishment of debt	(330)	(0.1)	—	—	(330)	100.0

Income before income taxes and noncontrolling interest	18,518	4.2	3,498	0.9	15,020	429.4
Income tax provision	4,959	1.1	4,395	1.1	564	12.8
Noncontrolling interest	(1,358)	(0.3)	—	—	(1,358)	100.0

Net income (loss)	$14,917	3.4%	$(897)	(0.2)%	$15,814	1,763.0%

Net Sales

        Net sales of $441.0 million for 2006 were up 7.5% from 2005. The following is an analysis of sales and orders by segment, by industry, and by region (dollars in 000s):

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2006	2005	Year to Year		2006	2005	Year to Year		2006	2005
Segment Analysis
Process Equipment	$268,878	$227,861	$41,017	18.0%	$314,725	$228,725	$86,000	37.6%	1.17	1.00
Metrology	172,156	182,329	(10,173)	(5.6)	179,077	176,055	3,022	1.7	1.04	0.97

Total	$441,034	$410,190	$30,844	7.5%	$493,802	$404,780	$89,022	22.0%	1.12	0.99

Industry Analysis
Data Storage	$183,877	$167,420	$16,457	9.8%	$208,597	$166,000	$42,597	25.7%	1.13	0.99
HB-LED/wireless	88,563	62,566	25,997	41.6	111,273	62,390	48,883	78.4	1.26	1.00
Semiconductor	57,628	69,207	(11,579)	(16.7)	64,153	66,413	(2,260)	(3.4)	1.11	0.96
Scientific Research and Industrial	110,966	110,997	(31)	(0.0)	109,779	109,977	(198)	(0.2)	0.99	0.99

Total	$441,034	$410,190	$30,844	7.5%	$493,802	$404,780	$89,022	22.0%	1.12	0.99

Regional Analysis(1)
North America	$151,686	$143,004	$8,682	6.1%	$169,536	$137,243	$32,293	23.5%	1.12	0.96
Europe	69,310	81,476	(12,166)	(14.9)	65,988	72,937	(6,949)	(9.5)	0.95	0.90
Japan	57,241	66,500	(9,259)	(13.9)	60,523	64,797	(4,274)	(6.6)	1.06	0.97
Asia Pacific	162,797	119,210	43,587	36.6	197,755	129,803	67,952	52.4	1.21	1.09

Total	$441,034	$410,190	$30,844	7.5%	$493,802	$404,780	$89,022	22.0%	1.12	0.99

(1)
The prior period has been reclassified to conform to the current period presentation.

        In 2006, Process Equipment sales were up 18.0%, primarily due to sales to HB-LED/wireless and data storage customers. The increases in these areas were driven by the increased use of hard drives in consumer electronics and improved conditions within the HB-LED/wireless market. Metrology sales decreased by 5.6% primarily due to a decrease in AFM sales to customers in the semiconductor industry. In 2006, we continued to experience an increase in sales to Asia Pacific and North America, which increased 36.6% and 6.1%, respectively. These increases were partially offset by 14.9% and 13.9% decreases in sales to Europe and Japan, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

        Orders were up 22.0% in 2006 compared to 2005. By segment, Process Equipment orders increased by 37.6%, due to improved data storage industry conditions resulting from the expanded use of hard drives in consumer electronics and improved conditions within the HB-LED/wireless market. Metrology orders remained relatively flat compared to 2005. By industry, orders from data storage customers increased 25.7%, resulting from technology changes requiring increases in equipment capital expenditures. HB-LED/wireless orders increased 78.4%, predominantly due to a significant increase in demand for MOCVD systems. Regionally, the 52.4% and 23.5% increases in orders to the Asia Pacific region and North America were partially offset by decreased orders in Europe of 9.5% and Japan of 6.6%.

        The book-to-bill ratio for the year ended December 31, 2006, which is calculated by dividing orders received in a given time period by revenue recognized in that same time period, was 1.12 to 1. During the year ended December 31, 2006, we experienced order cancellations and adjustments of $26.0 million, primarily in the HB-LED/wireless industry for MOCVD products, as well as cancellations for AFM products. We also experienced rescheduling of order delivery dates by customers. Due to changing business conditions and customer requirements, we may continue to experience cancellations and/or rescheduling of orders.

Gross Profit

        Gross profit in 2006 increased as a percentage of net sales to 44.0% from 42.4% in 2005. Process Equipment gross margins increased to 39.3% from 35.3% in 2005, primarily due to an increase in sales volume of $41.0 million, improved product mix, cost reductions, and improved supply chain management, which included outsourcing. Metrology gross margins increased slightly, to 51.5% in 2006 from 51.4% in 2005.

Operating Expenses

        Selling, general, and administrative expense increased 10.0%, principally due to higher personnel costs, including increased bonus and profit sharing expenses, higher non-cash compensation related to stock options and restricted shares, as well as annual salary increases. In addition, selling, general, and administrative expenses increased due to increased consulting costs related to implementation of a new company-wide integrated applications software, litigation related expenses for the securities class action and consolidated derivative action lawsuits as well as expansion of field sales and marketing personnel to support our new product introductions and our Asia Pacific operations, including travel and related expenses.

        Research and development expense increased $1.5 million, principally resulting from new product development efforts in Ion Beam and MOCVD.

        Amortization expense totaled $16.0 million, or 3.6% of sales, in 2006, compared with $16.6 million, or 4.0% of sales, in 2005. This $0.6 million decrease is attributable to certain intangible assets becoming fully amortized.

        We incurred restructuring expenses of $1.2 million during 2005, which consisted of personnel severance costs related to consolidation and cost reduction actions. As of December 31, 2006, the entire amount of these charges had been paid. (See Note 7 to our Consolidated Financial Statements for details).

        As part of the purchase accounting adjustments made in connection with the acquisition of 19.9% of the common stock of Fluens, a variable interest entity, we recorded $1.2 million of in-process research and development projects, which were written off during 2006. No such costs were recorded during 2005.

        Other income, net, was $0.6 million in 2006 compared with other expense, net of $0.2 million in 2005. The change was primarily due to $0.4 million loss realized in 2005 on the sale of fixed assets, miscellaneous income in 2006 related to the sale of one of our domain names and a reduction in foreign currency exchange losses.

Interest Expense and Interest Income

        Interest expense totaled $9.2 million in 2006, compared to $10.2 million in 2005. This reduction in interest expense was related to the early extinguishment of debt.

        Interest income totaled $4.9 million in 2006, compared to $2.6 million in 2005. The change was due to the increase in interest rates and higher cash balances invested during 2006.

Gain on Extinguishment of Debt

        During the first quarter of 2006, we repurchased $20.0 million of our convertible subordinated notes, reducing the amount outstanding from $220.0 million to $200.0 million. The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of the repurchase, we recorded a net gain from the early extinguishment of debt in the amount of $0.3 million.

Income Taxes

        Income taxes for the year ended December 31, 2006, amounted to $5.0 million, or 26.8% of income before income taxes and noncontrolling interest as compared to $4.4 million, or 125.6% of income before income taxes in 2005. (See Note 6 to our Consolidated Financial Statements for details). The 2006 provision for income taxes included $3.6 million relating to our foreign operations, which continue to be profitable, and $1.4 million relating to our domestic operations. Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future. During the year ended December 31, 2006, we released $2.2 million of our valuation allowance due to the utilization of net operating loss carryforwards. The 2005 provision for income taxes primarily related to our foreign operations, which were profitable.

Noncontrolling Interest

        Noncontrolling interest was a credit to income of $1.4 million for the year ended December 31, 2006. As we are the primary beneficiary of Fluens, a variable interest entity as defined by FIN46(R), we are required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests. As a result, we eliminated from our net income 80.1% of the write-off of Fluens' in-process technology and Fluens' operating losses since the acquisition date.

Liquidity and Capital Resources

        Historically, our principal capital requirements have included the funding of acquisitions and capital expenditures. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services.

        Cash as of December 31, 2007 was $117.1 million. This amount represents a decrease of $30.0 million from December 31, 2006. A summary of the current period cash flow activity is as follows (in thousands):

	Year ended December 31,
	2007	2006
Net (loss) income	$(17,359)	$14,917

Net cash provided by operating activities	$39,185	$46,015
Net cash used in investing activities	(8,780)	(18,736)
Net cash used in financing activities	(59,484)	(4,351)
Effect of exchange rates on cash and cash equivalents	(884)	(381)

Net change in cash and cash equivalents	(29,963)	22,547
Cash and cash equivalents at beginning of period	147,046	124,499

Cash and cash equivalents at end of period	$117,083	$147,046

        Cash provided by operations during the year ended December 31, 2007 was $39.2 million compared to $46.0 million during the year ended December 31, 2006. The $39.2 million provided by operations included adjustments to the $17.4 million net loss for non-cash items, more specifically, depreciation and amortization of $25.0 million, non-cash stock-based compensation expense of $5.6 million, and $5.9 million of non-cash charges associated with restructuring and asset impairment. This was compounded by a net $21.2 million increase from changes in operating assets and liabilities, which included a decrease in accounts receivable of $15.1 million due to lower sales during the fourth quarter of 2007 as compared to the fourth quarter of 2006. Restructuring charges of $3.5 million to $4.0 million are expected to be incurred in the first quarter of 2008 in connection with the consolidation of our headquarters into our Plainview, NY facility. These initially will be non-cash charges. Payments on the $4.3 million restructuring reserve as of December 31, 2007 will be made over the next twelve to eighteen months. In 2006, cash provided by operations was $46.0 million. The $46.0 million was comprised of $14.9 million in net income and $33.4 million derived from adjustments for non-cash items (primarily depreciation and amortization expense), partially offset by a net $2.0 million decrease from changes in operating assets and liabilities.

        Cash used in investing activities of $8.8 million for the year ended December 31, 2007, resulted primarily from capital expenditures of $9.1 million, partially offset by other items. Cash used in investing activities in 2006 of $18.7 million resulted primarily from capital expenditures of $17.4 million and earn-out payments totaling $3.1 million to the former owners of TurboDisc and Nanodevices Inc., partially offset by the net satisfaction of an escrow account related to a prior year acquisition. In 2008, we expect to invest approximately $15.0 million in total capital expenditures primarily related to engineering equipment and lab tools used in producing, testing, and process development for our products, which will include an increased focus on the LED and solar market products, as well as enhanced manufacturing facilities and the continuing implementation of SAP and related computer systems.

        Cash used in financing activities of $59.5 million in 2007 primarily consisted of cash used in the repurchase of $56.0 million of our outstanding convertible subordinated notes for $55.1 million in cash, as discussed below, as well as a balloon payment of $5.2 million made to satisfy the mortgage on our Santa Barbara, California facility. This is compounded by payments of debt issuance costs of $1.6 million associated with our new convertible subordinated notes and our new revolving credit facility (discussed below) and is partially offset by $3.2 million of proceeds from common stock issuances resulting from the exercise of employee stock options and the purchase of shares under our Employee Stock Purchase Plan. Cash used in financing activities of $4.4 million in 2006 primarily consisted of cash used in the repurchase of a portion of our outstanding convertible subordinated notes, as discussed below, partially offset by $15.5 million of common stock issuances resulting from the exercise of employee stock options and the purchase of shares under our Employee Stock Purchase Plan.

        On December 21, 2001, we issued $200.0 million of unsecured 4.125% convertible subordinated notes due December 2008, and on January 3, 2002, we issued an additional $20.0 million of unsecured convertible subordinated notes pursuant to the exercise of an over-allotment option. The notes were convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $38.51 per share. We pay interest on these notes on June 21 and December 21 of each year. The notes mature on December 21, 2008. The notes are redeemable at our option at the redemption prices set forth in the indenture governing the notes.

        During the first quarter of 2006, we repurchased $20.0 million of the notes, reducing the amount outstanding from $220.0 million to $200.0 million. The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of the repurchase, we recorded a net gain from the early extinguishment of debt in the amount $0.3 million. During the first quarter of 2007, we repurchased $56.0 million of these notes for $55.1 million, including accrued interest, reducing the amount of convertible subordinated notes outstanding from $200.0 million to $144.0 million. As a result of these repurchases, we recorded a net gain from the extinguishment of debt of $0.7 million. We may engage in similar transactions in the future depending on market conditions, our cash position and other factors.

        During the second quarter of 2007, we issued new convertible subordinated notes (the "New Notes") pursuant to privately negotiated exchange agreements with certain holders of the original 4.125% convertible subordinated notes (the "Old Notes"). Under these agreements, such holders agreed to exchange $118.8 million aggregate principal amount of the Old Notes for approximately $117.8 million aggregate principal amount of New Notes. Following the exchange transactions, approximately $25.2 million of the Old Notes remained outstanding. No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes. The New Notes initially are convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes at a conversion price of $27.23 at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events. We pay interest on the New Notes on April 20 and October 15 of each year.

        During the third quarter of 2007, we entered into a new credit agreement (the "New Credit Agreement") with HSBC Bank, as administrative agent, which amends and restates, and effectively replaces, the prior credit agreement, dated as of March 15, 2005 (the "Prior Credit Agreement"), among us and HSBC and four other banks, which was set to expire on March 15, 2008. The New Credit Agreement provides for borrowings of up to $100.0 million with an annual interest rate that is a floating rate equal to the prime rate of the agent bank. A LIBOR-based interest rate option is also provided. Borrowings may be used for general corporate purposes, including working capital requirements and acquisitions. The New Credit Agreement contains certain restrictive covenants, and we are required to satisfy certain financial tests under the New Credit Agreement substantially similar to those of the Prior Credit Agreement. As of December 31, 2007, we are in compliance with all covenants, as amended. Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the New Credit Agreement. The revolving credit facility under the New Credit Agreement expires on March 31, 2012. As of December 31, 2007 and 2006, there were no borrowings or unsecured letters of credit outstanding.

        At December 31, 2007, our contractual cash obligations and commitments are as follows (in thousands):

	Payments due by period
Contractual Cash Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$146,585	$25,550	$408	$118,221	$2,406
Interest on debt(1)	24,002	6,166	10,204	6,897	735
Operating leases(2)	16,535	6,062	7,309	1,903	1,261
Letters of credit(3)	436	436	—	—	—
Purchase commitments(4)	14,386	14,386	—	—	—

	$201,944	$52,600	$17,921	$127,021	$4,402

(1)
Long-term debt obligations consist of repayment of our convertible subordinated notes and related interest, as well as mortgage and interest payments for our St. Paul, MN facility.

(2)
We account for our office leases as operating leases, in accordance with SFAS No. 13, Accounting for Leases, with expiration dates ranging from 2008 through 2023. There are future minimum annual rental payments required under the leases. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

(3)
Letters of credit are issued by our lender on our behalf as needed.

(4)
Purchase commitments are primarily for inventory used in manufacturing our products. It has been our practice not to enter into purchase commitments extending beyond one year.

        The above table excludes $1.9 million of unrecognized tax benefits. See Note 6 to the consolidated financial statements for details.

        We believe that existing cash balances together with cash generated from operations and amounts available under our $100.0 million credit agreement will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations, detailed in the above table. We believe we will be able to meet our obligation to repay the $25.2 million subordinated notes that mature on December 21, 2008 and the $117.8 million subordinated notes that mature on April 15, 2012 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and other means.

        In 2006, we invested $0.5 million to purchase 19.9% of the common stock of Fluens. Approximately 31% of Fluens is owned by one of our Senior Vice Presidents. Veeco and Fluens have jointly developed a next-generation process for high-rate deposition of aluminum oxide for data storage applications. If this development is successful and upon the satisfaction of certain additional conditions by May 2009, we will be obligated to purchase the balance of the outstanding stock of Fluens for $3.0 million plus an earn-out payment to Fluens' other stockholders based on future performance.

        We use derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. On December 27, 2007 and December 28, 2006, we entered into forward contracts for the months of January 2008 and 2007, respectively, for the notional amounts of approximately $7.0 million and $1.3 million, respectively. The fair values of the contracts at inception were zero, which did not significantly change at December 31, 2007 and 2006, respectively.

Application of Critical Accounting Policies

        General:    Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long-lived assets, income taxes, warranty obligations, restructuring costs, and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, warranty costs, the accounting for deferred taxes, and share-based compensation to be critical policies due to the estimation processes involved in each.

        Revenue Recognition:    We recognize revenue in accordance with the SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. We recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. For products produced according to our published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying Consolidated Balance Sheets. At December 31, 2007 and 2006, $3.3 million and $0.3 million, respectively, are recorded in deferred profit. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

        Inventory Valuation:    Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, and spare parts. Obsolete inventory or inventory in excess of management's estimated usage for the next 12 month's requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses, and ultimate realization of excess inventory.

        Goodwill and Indefinite-Lived Intangible Asset Impairment:    We have significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of our goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus we may be required to record impairment charges for those assets not previously recorded. During the fourth quarter of 2007, 2006, and 2005, as required, we performed an annual impairment test, and based upon the judgment of management, it was determined that no impairment exists.

        Long-Lived Asset Impairment:    The carrying values of long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization or depreciation period, the carrying values of such assets are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Assumptions utilized by management in reviewing for impairment of long-lived assets could be effected by changes in strategy and/or market conditions which may require us to record additional impairment charges for these assets, as well as impairment charges on other long-lived assets not previously recorded.

        In the fourth quarter of 2007, management initiated a plan to discontinue certain product lines that were not consistent with the current view of the business. We identified and wrote off certain fixed assets associated with these product lines, recording an asset impairment charge of $1.1 million in 2007. No asset impairment charges were recorded during 2006 and 2005.

        Warranty Costs:    We estimate the costs that may be incurred under the warranty we provide and record a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. Our warranty obligation is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. As our customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required.

        Income Taxes:    As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. The carrying value of our deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of net operating loss and tax credit carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

        At December 31, 2007, we had a valuation allowance of approximately $73.3 million against substantially all of our domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences. The valuation allowance of $73.3 million at December 31, 2007, increased by approximately $11.4 million during 2007, principally due to timing differences between the book and tax treatment of inventory and additional tax credit carry forwards which were partially offset by a $5.9 million decrease in the valuation allowance relating to unrecognized tax benefits established under Financial Accounting Standards Board ("FASB")

Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. If we are able to realize part or all of the domestic deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated. The valuation allowance of $67.8 million at December 31, 2006 decreased by approximately $2.2 million during 2006, principally due to the utilization of net operating loss carry forwards.

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), which became effective for us on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and changes in assumptions and judgments can materially affect the amounts recognized in our Consolidated Financial Statements. The impact of our reassessment of our tax positions in accordance with FIN 48 during the first quarter of 2007 resulted in a $0.8 million increase to the January 1, 2007 accumulated deficit balance. At the adoption date of January 1, 2007, we had approximately $2.3 million of unrecognized tax benefits, including the cumulative effect increase to our reserve for uncertain tax positions. For the year ended December 31, 2007, we released approximately $0.4 million of the reserve related to foreign unrecognized tax benefits. As a result, we had $1.9 million of unrecognized tax benefits at December 31, 2007, all of which relate to positions taken on our foreign tax returns and represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. At January 1, 2007, we reduced our deferred tax asset and related valuation allowance by $5.9 million related to unrecognized tax benefits established under FIN 48. During 2007 we reestablished $0.7 million of such amount.

        Share-Based Compensation:    In 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was adopted using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in the pro forma disclosures in periods reported prior to the adoption of SFAS 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing consolidated net operating cash flows and increasing consolidated net financing cash flows in periods after adoption. For the year ended December 31, 2007, we did not recognize any consolidated financing cash flows for such excess tax deductions.

        Under SFAS No. 123(R), we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates. Since the fourth quarter of 2005, we have used an expected stock-price volatility assumption that is a combination of both historical and implied volatilities of the underlying stock, which is obtained from public data sources. Prior to that time, we based this assumption solely on historical volatility. We consider the exercise behavior of past grants and model the pattern of aggregate exercises in determining the expected weighted-average option life. As of December 31, 2007, the total unrecognized compensation cost related to nonvested stock awards and option awards is $10.4 million and $4.0 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.4 years both for the nonvested stock awards and for option awards.

        Recent Accounting Pronouncements:    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Currently we believe the impact in 2008 will be on our disclosures only. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

        On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 ("SFAS 160"). Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS 141(R) also changes the accounting treatment for certain other items that relate to business combinations. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The purpose of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The most significant provisions of this statement result in changes to the presentation of noncontrolling interests in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement will impact the manner in which we present noncontrolling interests, but will not impact our consolidated financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        The principal market risks (such as the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

  •
  rates on debt and short-term and long-term investment portfolios, and

  •
  exchange rates, generating translation and transaction gains and losses.

Interest Rates

        We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Our investment portfolios at December 31, 2007 and December 31, 2006, respectively, consist of cash equivalents. Assuming year-end 2007 variable debt and investment levels, a one-point change in interest rates would not have a material impact on net interest expense. In December 2001 and January 2002, we issued an aggregate of $220.0 million of 4.125% convertible subordinated notes. During the first quarter of 2006, we repurchased $20.0 million of our notes, reducing the amount outstanding from $220.0 million to $200.0 million. During the first quarter of 2007, we repurchased $56.0 million of our notes, reducing the amount outstanding from $200.0 million to $144.0 million. During the second quarter of 2007, we issued new convertible subordinated notes pursuant to privately negotiated exchange agreements with certain holders of the original convertible subordinated notes to exchange $118.8 million aggregate principal amount of the original notes for approximately $117.8 million aggregate principal amount of new notes. Following the exchange transactions, approximately $25.2 million of the original notes remained outstanding. The remaining original notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. We pay interest on these notes on June 21 and December 21 of each year. The notes will mature on December 21, 2008. The notes are redeemable at our option, at the redemption prices set forth in the indenture. The new notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $27.23 per share or a premium of 38% over the closing market price for our common stock on April 16, 2007. We pay interest on these notes on April 20 and October 15 of each year. The notes will mature on April 15, 2012.

Foreign Operations

        Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements on Veeco is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

        Our net sales to foreign customers represented approximately 68% of our total net sales in 2007 and 67% in both 2006 and 2005. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 20%, 16%, and 20% of total net sales in 2007, 2006, and 2005, respectively. The aggregate foreign currency exchange loss included in determining consolidated results of operations was approximately $0.5 million, $0.3 million, and $0.5 million in 2007, 2006, and 2005, respectively. Included in the aggregate foreign currency exchange loss were (losses) gains relating to forward contracts of $(0.1) million, ($0.2) million, and $0.2 million in 2007, 2006, and 2005, respectively. These amounts were recognized and included in other (income) expense, net. As of December 31, 2007, approximately $0.1 million of gains related to forward contracts were included in prepaid expenses and other current assets and cash in an amount equivalent to such gains was received in January 2008. As of December 31, 2006, approximately $0.1 million of gains related to forward contracts were included in prepaid expenses and other current assets and cash in an amount equivalent to such gains was received in January 2007. On December 27, 2007, we entered into two forward contracts for the month of January 2008 for the total notional amount of $7.0 million. The fair values of the contracts at inception were zero, which did not significantly change at December 31, 2007. We are exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. We enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts outstanding was approximately $2.6 million for the year ended December 31, 2007. The changes in currency exchange rates that have the largest impact on translating our international operating (loss) profit are the Japanese Yen and the Euro. We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

        The following table presents selected unaudited financial data for each quarter of fiscal 2007 and 2006. Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2007 interim quarter ends were April 1, July 1, and September 30. The 2006 interim quarter ends were April 2, July 2, and October 1. For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

        Although unaudited, this information has been prepared on a basis consistent with our audited Consolidated Financial Statements and, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of this information in accordance with U.S. generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto.

	Fiscal 2007					Fiscal 2006
	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)					(in thousands, except per share data)
Net sales	$99,166	$98,769	$97,718	$106,822	$402,475	$93,918	$111,635	$112,369	$123,112	$441,034
Gross profit	43,695	42,245	35,894	35,677	157,511	41,769	49,712	47,856	54,787	194,124
Net income (loss)	293	(2,595)	(5,683)	(9,374)	(17,359)	$(242)	$3,025	$4,508	$7,626	$14,917
Net income (loss) per common share	$0.01	$(0.08)	$(0.18)	$(0.30)	$(0.56)	$(0.01)	$0.10	$0.15	$0.25	$0.49
Diluted net income (loss) per common share	$0.01	$(0.08)	$(0.18)	$(0.30)	$(0.56)	$(0.01)	$0.10	$0.14	$0.24	$0.48
Weighted average shares outstanding	30,899	30,926	31,100	31,128	31,020	30,081	30,322	30,693	30,859	30,492
Diluted weighted average shares outstanding	31,281	30,926	31,100	31,128	31,020	30,081	31,254	31,393	31,185	31,059

        During the first quarter of 2006, we recorded a gain on extinguishment of debt of $0.3 million, resulting from the repurchase of $20.0 million of our 4.125% convertible subordinated notes.

        During the third quarter of 2006, we wrote off $1.2 million of in-process research and development associated with the purchase of 19.9% of the common stock of Fluens (see Item 7). Of this amount, 80.1% was eliminated as noncontrolling interest.

        During the first quarter of 2007, we recorded a gain on extinguishment of debt of $0.7 million, resulting from the repurchase of $56.0 million of our of 4.125% convertible subordinated notes.

        During the second quarter of 2007, in conjunction with a cost reduction plan, we recognized a restructuring charge of approximately $1.5 million. During the third quarter of 2007, we recognized an additional charge of $0.5 million related to this plan.

        During the fourth quarter of 2007, we recognized additional restructuring expense of $4.7 million, as well as an asset impairment charge of $1.1 million and an inventory write-off of $4.8 million.

        A variety of factors influence the level of our net sales in a particular quarter including economic conditions in the semiconductor, data storage, and HB-LED/wireless industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by us and our competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, and other factors, many of which are beyond our control. In addition, we derive a substantial portion of our revenues from the sale of products which have an average selling price in excess of $750,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on our net sales and operating results in any given quarter.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

        Subsequent to that evaluation there have been no significant changes in our disclosure controls or procedures or other factors that could significantly affect these controls or procedures after such evaluation.

Design and Evaluation of Internal Control Over Financial Reporting

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2007. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our Consolidated Financial Statements for the year ended December 31, 2007 under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

        We are presently in the final stages of implementing a new company-wide integrated applications software and, as of December 31, 2007, have completed the conversion to this new platform in approximately 95% of our businesses, with conversion remaining in one location, which is expected to be completed in the first half of 2008. As a result, certain changes have been made to our internal controls, which management believes will strengthen our internal control structure. There have been no other significant changes in our internal controls or other factors that could significantly affect these controls after such evaluation.

Item 9B.    Other Information

        None.

PART III

        Portions of the information required by Part III of Form 10-K are incorporated by reference from Veeco's Proxy Statement to be filed with the SEC in connection with Veeco's 2008 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10.    Directors, Executive Officers, and Corporate Governance

        The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement under the headings "Corporate Governance," "Executive Officers" and "Section 16(a) Reporting Compliance."

        We have adopted a Code of Ethics for Senior Officers (the "Code") which applies to our chief executive officer, president, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code can be found on our website (www.veeco.com). We intend to disclose on our website the nature of any future amendments to and waivers of the Code that apply to the chief executive officer, president, principal financial officer, principal accounting officer or persons performing similar functions. The website address above is intended to be an inactive, textual reference only. None of the material on this website is part of this report.

Item 11.    Executive Compensation

        The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement under the heading "Executive Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

        The following table gives information about our common stock that may be issued under our equity compensation plans as of December 31, 2007. See Note 5 to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,315,743	(1)	$22.94	1,879,493
Equity compensation plans not approved by security holders	355,823	(2)	$24.51	—

Total	5,671,566			1,879,493

(1)
Includes 6,105 stock options assumed in connection with the acquisition of CVC, Inc. on May 10, 2000, which merger was approved by stockholders.

(2)
Includes 170,668 stock options assumed in connection with the acquisition of Applied Epi, Inc. on September 17, 2001.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement under the headings "Independence of the Board of Directors" and "Certain Relationships and Related Transactions."

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement under the heading "Proposal 2—Ratification of the Appointment of Ernst & Young LLP."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The Registrant's financial statements together with a separate table of contents are annexed hereto. The financial statement schedule is listed in the separate table of contents annexed hereto.

(b)
Exhibits

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
4.1	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences, and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1

4.4	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1
4.5	Form of Note/Indenture relating to Debt Securities which may be offered on a delayed or continuous basis.	Registration Statement on Form S-3 (File No. 333-128004), filed September 28, 2005, Exhibit 4.1
4.6	Indenture, dated April 16, 2007, between Veeco Instruments Inc. and U.S. Bank National Trust	Post-Effective Amendment No. 1 To Registration Statement on Form S-3 (File No. 333-128004) filed April 16, 2007, Exhibit 4.1
4.7	First Supplemental Indenture, dated April 20, 2007, by and between Veeco Instruments Inc. and U.S. Bank Trust National Association, as Trustee	Current Report on Form 8-K, filed April 20, 2007, Exhibit 4.1
10.1	Credit Agreement, dated as of August 20, 2007, by and among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibit 10.1
10.2	First Amendment dated as of February 25, 2008 to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Filed herewith
10.3	Amendment and Reaffirmation dated August 20, 2007 of Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibit 10.2
10.4	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.5	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.6	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3

10.7		Form of Exchange Agreement dated April 16, 2007 relating to the exchange of 4.125% convertible subordinated notes due December 21, 2008 for 4.125% convertible subordinated notes due April 15, 2012	Current Report on Form 8-K, filed April 20, 2007, Exhibit 10.1
10.8*		Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.9*		Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.10	*	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.11	*	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.12	*	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.13	*	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.14	*	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.15	*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.16	*	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.17	*	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.18	*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.19	*	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.20	*	Form of Directors Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective May 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.2

10.21	*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.22	*	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.23	*	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.24	*	Veeco Instruments Inc. 2006 Long-Term Cash Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.1
10.25	*	Employment agreement effective as of April 27, 2007 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.2
10.26	*	Employment agreement effective as of July 1, 2007 between John R. Peeler and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3
10.27	*	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.5
10.28	*	Amendment to Employment Agreement of John F. Rein, Jr., effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.2
10.29	*	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.30	*	Letter Agreement dated October 31, 2005 between Veeco Instruments Inc. and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1
10.31	*	Form of Amendment to Letter Agreements of John P. Kiernan and Robert P. Oates effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.32	*	Letter Agreement dated October 15, 2007 between Veeco Instruments Inc. and William A. Tomeo	Filed herewith
10.33	*	Letter Agreement dated January 11, 2008 between Veeco Instruments Inc. and Mark R. Munch	Filed herewith
10.34	*	Form of Indemnification Agreement entered into between Veeco Instruments Inc. and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of Ernst & Young LLP.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2008.

VEECO INSTRUMENTS INC.
By:	/s/ JOHN R. PEELER John R. Peeler Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2008.

Signature	Title

/s/ EDWARD H. BRAUN Edward H. Braun	Director and Chairman
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director
/s/ JOEL A. ELFTMANN Joel A. Elftmann	Director
/s/ HEINZ K. FRIDRICH Heinz K. Fridrich	Director
/s/ DOUGLAS A. KINGSLEY Douglas A. Kingsley	Director
/s/ PAUL R. LOW Paul R. Low	Director
/s/ ROGER D. MCDANIEL Roger D. McDaniel	Director
/s/ JOHN R. PEELER John R. Peeler	Director and Chief Executive Officer (principal executive officer)
/s/ IRWIN H. PFISTER Irwin H. Pfister	Director

/s/ PETER J. SIMONE Peter J. Simone	Director
/s/ JOHN F. REIN, JR. John F. Rein, Jr.	Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)
/s/ JOHN P. KIERNAN John P. Kiernan	Senior Vice President, Finance and Corporate Controller (principal accounting officer)

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

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Veeco Instruments Inc.
Woodbury, NY
February 26, 2008

/s/ JOHN R. PEELER John R. Peeler Chief Executive Officer Veeco Instruments Inc. February 26, 2008
/s/ JOHN F. REIN, JR. John F. Rein, Jr. Executive Vice President, Chief Financial Officer and Secretary Veeco Instruments Inc. February 26, 2008

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Veeco Instruments Inc.

        We have audited Veeco Instruments Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of the Company and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 26, 2008

Report of Independent Registered Public Accounting Firm
on Financial Statements

To the Shareholders and Board of Directors of Veeco Instruments Inc.

        We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment," effective January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 26, 2008

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$117,083	$147,046
Accounts receivable, less allowance for doubtful accounts of $984 in 2007 and $2,683 in 2006	75,207	86,589
Inventories	98,594	100,355
Prepaid expenses and other current assets	8,901	9,378
Deferred income taxes	2,649	2,565

Total current assets	302,434	345,933
Property, plant, and equipment at cost, net	66,142	73,510
Goodwill	100,898	100,898
Purchased technology, less accumulated amortization of $72,481 in 2007 and $64,736 in 2006	36,107	43,852
Other intangible assets, less accumulated amortization of $29,886 in 2007 and $26,740 in 2006	23,540	25,053
Other assets	213	354

Total assets	$529,334	$589,600

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$36,639	$40,588
Accrued expenses	60,201	48,714
Deferred profit	3,250	251
Income taxes payable	2,278	2,723
Current portion of long-term debt	25,550	5,597

Total current liabilities	127,918	97,873
Deferred income taxes	3,712	2,423
Long-term debt	121,035	203,607
Other non-current liabilities	1,978	2,304
Noncontrolling interest	1,014	1,642
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 60,000,000 shares authorized; 31,823,890 and 31,118,622 shares issued and outstanding in 2007 and 2006, respectively	312	309
Additional paid-in-capital	399,795	391,376
Accumulated deficit	(131,715)	(113,528)
Accumulated other comprehensive income	5,285	3,594

Total shareholders' equity	273,677	281,751

Total liabilities and shareholders' equity	$529,334	$589,600

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Net sales	$402,475	$441,034	$410,190
Cost of sales	244,964	246,910	236,090

Gross profit	157,511	194,124	174,100
Operating expenses:
Selling, general, and administrative expense	90,972	93,110	84,667
Research and development expense	61,174	61,925	60,382
Amortization expense	10,250	16,045	16,583
Restructuring expense	6,726	—	1,165
Asset impairment charge	1,068	—	—
Write-off of purchased in-process technology	—	1,160	—
Other (income) expense, net	(618)	(572)	237

Total operating expenses	169,572	171,668	163,034

Operating (loss) income	(12,061)	22,456	11,066
Interest expense	6,976	9,194	10,203
Interest income	(3,963)	(4,926)	(2,635)
Gain on extinguishment of debt	(738)	(330)	—

(Loss) income before income taxes and noncontrolling interest	(14,336)	18,518	3,498
Income tax provision	3,651	4,959	4,395
Noncontrolling interest	(628)	(1,358)	—

Net (loss) income	$(17,359)	$14,917	$(897)

(Loss) income per common share:
Net (loss) income per common share	$(0.56)	$0.49	$(0.03)

Diluted net (loss) income per common share	$(0.56)	$0.48	$(0.03)

Weighted average shares outstanding	31,020	30,492	29,921
Diluted weighted average shares outstanding	31,020	31,059	29,921

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income		Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2004	29,848,271	$298	$371,472	$(127,548)	$8,130	$252,352
Exercise of stock options and stock issuances under stock purchase plan	166,911	2	2,131	—	—	2,133	$—
Stock-based compensation expense	—	—	99	—	—	99	—
Issuance of restricted stock	45,000	—	39	—	—	39	—
Translation adjustment	—	—	—	—	(5,119)	(5,119)	(5,119)
Defined benefit pension plan, net of tax effect	—	—	—	—	(20)	(20)	(20)
Net loss	—	—	—	(897)	—	(897)	(897)

Balance at December 31, 2005	30,060,182	300	373,741	(128,445)	2,991	248,587	$(6,036)

Exercise of stock options and stock issuances under stock purchase plan	853,224	9	15,515	—	—	15,524	$—
Stock-based compensation expense	—	—	2,219	—	—	2,219	—
Issuance, vesting, and cancellation of restricted stock	205,216	—	(99)	—	—	(99)	—
Translation adjustment	—	—	—	—	644	644	644
Defined benefit pension plan, net of tax effect	—	—	—	—	(41)	(41)	(41)
Net income	—	—	—	14,917	—	14,917	14,917

Balance at December 31, 2006	31,118,622	309	391,376	(113,528)	3,594	281,751	$15,520

Cumulative effect of accounting change due to adoption of FIN 48	—	—	—	(828)	—	(828)	$—
Exercise of stock options and stock issuances under stock purchase plan	205,995	2	3,170	—	—	3,172	—
Stock-based compensation expense	—	—	5,620	—	—	5,620	—
Issuance, vesting, and cancellation of restricted stock	499,273	1	(371)	—	—	(370)	—
Translation adjustment	—	—	—	—	1,698	1,698	1,698
Defined benefit pension plan, net of tax effect	—	—	—	—	(7)	(7)	(7)
Net loss	—	—	—	(17,359)	—	(17,359)	(17,359)

Balance at December 31, 2007	31,823,890	$312	$399,795	$(131,715)	$5,285	$273,677	$(15,668)

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(17,359)	$14,917	$(897)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,991	30,080	29,811
Deferred income taxes	1,332	1,370	929
Net (gain) loss on sale of fixed assets	(77)	(18)	377
Net gain on early extinguishment of long-term debt	(738)	(330)	—
Non-cash compensation expense for stock options and restricted stock	5,620	2,219	138
Noncontrolling interest	(628)	(1,358)	—
Write-off of purchased in-process technology	—	1,160	—
Non-cash inventory write-off	4,821	—	—
Non-cash asset impairment charge	1,068	—	—
Provision for bad debt	(1,070)	322	(150)
Changes in operating assets and liabilities:
Accounts receivable	15,114	3,439	(8,687)
Inventories	(1,331)	(10,518)	20,741
Accounts payable	(4,049)	9,155	6,053
Accrued expenses, deferred profit, and other current liabilities	13,129	228	419
Other, net	(1,638)	(4,651)	(3,824)

Net cash provided by operating activities	39,185	46,015	44,910

Investing activities
Capital expenditures	(9,092)	(17,401)	(11,676)
Proceeds from sale of property, plant, and equipment and assets held for sale	312	47	2,260
Payments for net assets of businesses acquired	—	(3,068)	(15,038)
Purchase of long-term investments	—	(163)	(103)
Other	—	1,849	—

Net cash used in investing activities	(8,780)	(18,736)	(24,557)

Financing activities
Proceeds from stock issuances	3,172	15,524	2,133
Payments of debt issuance costs	(1,579)	—	—
Restricted stock tax withholdings	(371)	(99)	—
Repayments of long-term debt	(60,706)	(19,776)	(355)

Net cash (used in) provided by financing activities	(59,484)	(4,351)	1,778

Effect of exchange rate changes on cash and cash equivalents	(884)	(381)	2,092

Net (decrease) increase in cash and cash equivalents	(29,963)	22,547	24,223

Cash and cash equivalents at beginning of year	147,046	124,499	100,276

Cash and cash equivalents at end of year	$117,083	$147,046	$124,499

Supplemental cash flow information
Interest paid	$6,108	$9,202	$10,201
Income taxes paid	1,618	2,915	3,779
Non-cash investing and financing activities
Exchange of convertible subordinated notes	118,766	—	—
Transfers from property, plant, and equipment to inventory	1,758	1,486	1,615
Transfers from inventory to property, plant, and equipment	181	955	—
Acquisition of assets in connection with the consolidation of a variable interest entity	—	3,550	—
Assumption of liabilities in connection with the consolidation of a variable interest entity	—	643	—
Purchase price allocation adjustments relating to acquisition	—	—	1,816
Accrual of contingent earn-out payments to former shareholders of acquired companies	—	—	3,161

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

1.     Description of Business and Significant Accounting Policies

Business

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") designs, manufactures, markets, and services a broad line of equipment primarily used by manufacturers in the data storage, high brightness light emitting diode ("HB-LED"), solar, wireless, and semiconductor, industries. These industries help create a wide range of information age products such as computer integrated circuits, personal computers, LEDs for backlighting and automotive applications, hard disk drives, solar panels, network servers, digital cameras, wireless phones, digital video recorders, personal music/video players, and personal digital assistants. Our broad line of products feature leading edge technology and allow customers to improve time-to-market of their next generation products. Our products also enable advancements in the growing fields of nanoscience, nanobiology, and other areas of scientific and industrial research.

        Our Process Equipment products precisely deposit or remove (etch) various thin film materials. Our key Process Equipment technologies include ion beam etch ("IBE"), ion beam deposition ("IBD"), diamond like carbon, physical vapor deposition, and dicing and slicing products used to create thin film magnetic heads ("TFMHs") that read and write data on hard drives, as well as our metal organic chemical vapor deposition ("MOCVD") and molecular beam epitaxy ("MBE") products sold to manufacturers of HB-LEDs and wireless telecommunications devices.

        Our Metrology equipment (atomic force microscopes ("AFMs"), stylus profilers, and optical interferometers) is used to provide critical surface measurements in research and production environments. In production, our equipment allows customers, such as those in semiconductor and data storage, to monitor their products throughout the manufacturing process in order to improve yields, reduce costs, and improve product quality. We also sell our broad line of AFMs, scanning probe microscopes, optical interferometers, and stylus profilers to thousands of universities, research facilities, and scientific centers worldwide to enable a variety of nanotechnology related research.

Basis of Presentation

        Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2007 interim quarter ends are April 1, July 1, and September 30. The 2006 interim quarter ends were April 2, July 2, and October 1. For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Principles of Consolidation

        The accompanying Consolidated Financial Statements include the accounts of Veeco, our subsidiaries, and a variable interest entity of which we are the primary beneficiary. Intercompany items and transactions have been eliminated in consolidation.

Revenue Recognition

        We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time.

        We recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.

        For products produced according to our published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested and it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recognized is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.

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

Cash and Cash Equivalents

        We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including raw materials, work in process, finished goods, and spare parts. Obsolete inventory or inventory in excess of management's estimated usage for the next 12 months' requirements is written down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses, and ultimate realization of excess inventory.

Depreciable Assets

        Depreciation and amortization are generally computed by the straight-line method and are charged to operations over the estimated useful lives of depreciable assets. Leasehold improvements are amortized over the lesser of the useful life of the leasehold improvement and the lease term.

Capitalized Software Costs

        We follow the provisions of FASB Statement No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed and the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, to account for our software development costs. The capitalization of software costs includes costs incurred by us in developing products that qualify for capitalization as well as costs to purchase and develop software for internal use. We capitalize costs associated with product development, coding, and testing subsequent to establishing technological feasibility of the product. Technological feasibility is established after completion of a detailed program design or working model. Capitalization of computer software costs ceases upon a product's general availability or release. Capitalized software development costs are amortized over the estimated useful life of the software product starting from the date of general availability. Amortization expense of $1.1 million and $0.8 million related to capitalized costs incurred in developing products is included in cost of sales in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, respectively. No amortization expense related to capitalized costs incurred in developing products was recorded for the year ended December 31, 2005.

Intangible and Other Long-Lived Assets

        Intangible assets consist of customer-related intangible assets, purchased technology, patents, trademarks, covenants not-to-compete, software licenses, and deferred finance costs. Intangible assets are amortized over periods ranging from 2 years to 17 years using the straight-line method. The estimated aggregate amortization expense for intangible assets with definite lives for each of the next five fiscal years is as follows (in thousands):

2008	$8,621
2009	7,840
2010	7,576
2011	6,928
2012	5,330

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

        Costs of applying for and registering specific patents are classified as other intangible assets in our Consolidated Balance Sheets. As of December 31, 2007 and 2006, we had net capitalized patent costs of $4.9 million and $3.7 million, respectively. Costs to defend certain patents are being capitalized. If we are not successful in defending the patents, these costs may be required to be written down.

        The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization or depreciation periods, the carrying values of such assets are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups.

        In the fourth quarter of 2007, management discontinued certain product lines that we determined were not viable based on our current view of the business. We identified and wrote off certain fixed assets associated with these product lines, and recorded an asset impairment charge of $1.1 million in 2007. No asset impairment charges were recorded during 2006 and 2005.

Goodwill and Other Indefinite-Lived Intangibles

        Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the intangible assets that are classified as goodwill and those with indefinite lives are not amortized. SFAS No. 142 also requires that an impairment test be performed to support the carrying value of goodwill and indefinite lived intangible assets at least annually. Our policy is to perform this annual impairment test in the fourth quarter of each fiscal year.

        We have identified four reporting units that are required to be reviewed for impairment in accordance with SFAS No. 142. The four reporting units are Ion Beam and Mechanical Process Equipment, Epitaxial Process Equipment, AFM and Optical Metrology. Together, Ion Beam and Mechanical Process Equipment and Epitaxial Process Equipment comprise the Process Equipment operating segment. AFM and Optical Metrology comprise the Metrology operating segment.

        During the fourth quarters of 2007 and 2006, we performed the required annual impairment test, and based upon the judgment of management, determined that no impairment exists.

        Changes in our goodwill during 2007 and 2006 are as follows (in thousands):

	2007	2006
Balance as of January 1	$100,898	$99,622
Fluens acquisition	—	1,276

Balance as of December 31	$100,898	$100,898

        We have $7.9 million of indefinite-lived intangible assets, consisting of trademarks and tradenames, as of December 31, 2007 and 2006.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Fair Value of Financial Instruments

        Financial Accounting Standards Board ("FASB") Statement No. 107, Disclosures About Fair Value of Financial Instruments ("SFAS 107"), requires disclosure of the fair value of financial instruments for which it is practicable to estimate. We believe that the carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, reflected in the consolidated financial statements approximate fair value due to their short term maturities.

        The fair values of our debt, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of securities, or based on market value for our publicly traded debt (see Note 4).

Derivative Financial Instruments

        We use derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, our operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, we enter into monthly forward contracts. We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts do not subject us to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings. We conduct our derivative transactions with a highly rated financial institution and therefore are not subject to a material credit risk. The aggregate foreign currency exchange loss included in determining consolidated results of operations was approximately $0.5 million, $0.3 million and $0.5 million in 2007, 2006, and 2005, respectively. Included in the aggregate foreign currency exchange loss were (losses) gains relating to forward contracts of ($0.1) million, ($0.2) million, and $0.2 million in 2007, 2006, and 2005, respectively. These amounts were recognized and included in other (income) expense, net. As of December 31, 2007 and 2006, approximately $0.1 million of gains related to forward contracts were included in prepaid expenses and other current assets, and cash in an amount equivalent to such gains was subsequently received in January 2008 and January 2007, respectively. On December 27, 2007 and December 28, 2006, we entered into forward contracts for the months of January 2008 and 2007 for the notional amounts of approximately $7.0 million and $1.3 million, respectively. The fair values of the contracts at inception were zero, which did not significantly change at December 31, 2007 and 2006.

Environmental Compliance and Remediation

        Environmental compliance costs include ongoing maintenance, monitoring and similar costs. Such costs are expensed as incurred. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

Foreign Operations

        Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date. Resulting translation adjustments due to fluctuations in the exchange rates are recognized as a separate component of shareholders' equity. Income and expense items are translated at the average exchange rates during the respective periods.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Accumulated Other Comprehensive Income

        Our accumulated other comprehensive income of $5.3 million and $3.6 million at December 31, 2007 and 2006, respectively, is primarily due to foreign currency translation adjustments.

Research and Development Costs

        Research and development costs are charged to expense as incurred and include expenses for the development of new technology and the transition of the technology into new products or services.

Advertising Expense

        The cost of advertising is expensed as of the first showing of each advertisement. We incurred $3.3 million, $3.5 million, and $3.4 million in advertising costs during 2007, 2006, and 2005, respectively.

Shipping and Handling Costs

        Shipping and handling costs are costs that are incurred to move and prepare our products for shipment, and then to move the products to the customer's designated location. These costs are generally comprised of payments to third-party shippers. Shipping and handling costs are included in cost of sales in our consolidated statements of operations.

Share-Based Compensation

        As of December 31, 2007 and 2006, we had stock option and restricted stock plans, which are described more fully in Note 5. We also assumed certain stock option plans and agreements in connection with various acquisitions, as also discussed in Note 5.

        Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under previous accounting literature, which has the effect of reducing consolidated cash flows from operations and increasing cash flows from financing activities in periods after adoption. For the years ended December 31, 2007 and 2006, we did not recognize any amount of consolidated financing cash flows for such excess tax deductions.

        Prior to 2006, we accounted for our stock option and restricted stock plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and generally, no compensation expense was reflected in net income as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

(Loss) Earnings Per Share

        The following table sets forth basic and diluted net (loss) income per common share and the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding (share amounts in thousands):

	Year ended December 31,
	2007	2006	2005
Net (loss) income per common share	$(0.56)	$0.49	$(0.03)
Diluted net (loss) income per common share	$(0.56)	$0.48	$(0.03)
Weighted average shares outstanding	31,020	30,492	29,921
Dilutive effect of stock options and restricted stock awards and units	—	567	—

Diluted weighted average shares outstanding	31,020	31,059	29,921

        (Loss) earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 326,000 and 223,000 common equivalent shares for the years ended December 31, 2007 and 2005, respectively, were excluded from the diluted weighted average shares outstanding due to a net loss sustained for each period.

        In December 2001 and January 2002, we issued a total of $220.0 million of unsecured 4.125% convertible subordinated notes due December 2008, which were convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $38.51 per share. For the year ended December 31, 2005, the assumed conversion of these notes was 5.7 million common equivalent shares, which were anti-dilutive and therefore excluded from the diluted weighted average shares outstanding for that period. During the first quarter of 2006, we repurchased $20.0 million of the notes, and for the year ended December 31, 2006, the assumed conversion of the remaining $200.0 million of notes was 5.3 million common equivalent shares, which were anti-dilutive and therefore excluded from the diluted weighted average shares outstanding for that period. The repurchase and the exchange reduced the effect on earnings per share of the assumed conversion of the Old Notes, which was calculated using the "if converted" method of accounting.

        During the first quarter of 2007, we repurchased an additional $56.0 million of the notes, and during the second quarter of 2007, we issued a new series of 4.125% convertible subordinated notes (the "New Notes") due April 15, 2012, pursuant to privately negotiated exchange agreements with certain holders of our outstanding 4.125% convertible subordinated notes (the "Old Notes"). In total, we exchanged $118.8 million of Old Notes for $117.8 million of New Notes. Of the original notes, $25.2 million remained outstanding subsequent to the exchange. For the year ended December 31, 2007, the weighted-average effect of the assumed conversion of the Old Notes is approximately 1.8 million shares, and at December 31, 2007, the effect of the assumed conversion of the Old Notes is approximately 0.6 million shares. The convertible shares are anti-dilutive and, therefore, are not included in the weighted shares outstanding for the year ended December 31, 2007.

        The New Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the New Notes in cash. Under the terms of the New Notes, we may pay the principal

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

amount of converted New Notes in cash or in shares of common stock. We have indicated that we intend to pay such amounts in cash. Using the treasury stock method, the impact of the assumed conversion of the New Notes is anti-dilutive for the year ended December 31, 2007, as the average stock price was below the conversion price of $27.23 for the period. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. The maximum number of common equivalent shares issuable upon conversion is approximately 6.0 million. See Note 4 for further details on our debt.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Currently we believe the impact in 2008 will be on our disclosures only. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

        On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 ("SFAS 160"). Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS 141(R) also changes the accounting treatment for certain other items that relate to business combinations. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The purpose of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The most significant provisions of this statement result in changes to the presentation of noncontrolling interests in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement will impact the manner in which we present noncontrolling interests, but will not impact our consolidated financial position or results of operations.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2.     Business Combinations

Fluens Corporation

        In 2006, we invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation ("Fluens"). Approximately 31% of Fluens is owned by one of our Senior Vice Presidents. Veeco and Fluens have jointly developed a next-generation process for high-rate deposition of aluminum oxide for data storage applications. If this development is successful and upon the satisfaction of certain additional conditions by May 2009, we will be obligated to purchase the balance of the outstanding stock of Fluens for $3.5 million plus an earn-out payment based on future performance.

        We determined that Fluens is a variable interest entity and that we are its primary beneficiary as defined by FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, which requires us to consolidate the results of Fluens' operations from the acquisition date. As such, Fluens' results of operations for the year ended December 31, 2007 and for the period from May 1, 2006 through December 31, 2006, are included within the Process Equipment segment in the accompanying Consolidated Statements of Operations, and we have attributed the 80.1% portion of Fluens that we do not own to noncontrolling interest in our Consolidated Financial Statements. As part of the acquisition accounting, we recorded $1.2 million of in-process technology, which was written off during 2006. Fluens' results of operations prior to the acquisition were not material to the Consolidated Statements of Operations.

        As of December 31, 2007, the balance of noncontrolling interest on the balance sheet was $1.0 million. The total net loss attributable to the noncontrolling interest in Fluens for the years ended December 31, 2007 and 2006 was $0.6 million and $1.4 million, respectively.

3.     Balance Sheet Information (in thousands)

Inventories

	December 31,
	2007	2006
Raw materials(1)	$58,157	$60,249
Work in process(1)	27,330	27,961
Finished goods	13,107	12,145

	$98,594	$100,355

(1)
The prior period has been reclassified to conform to current period presentation.

Property, plant, and equipment

	December 31,
			Estimated Useful Lives
	2007	2006
Land	$9,274	$9,274
Buildings and improvements	41,386	40,913	10-40 years
Machinery and equipment	102,997	105,759	3-10 years
Leasehold improvements	7,404	5,651	3-7 years

	161,061	161,597
Less accumulated depreciation and amortization	94,919	88,087

	$66,142	$73,510

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

        For the years ended December 31, 2007, 2006, and 2005, depreciation expense was $13.6 million, $13.2 million, and $13.2 million, respectively.

Accrued Expenses

	December 31,
	2007	2006
Payroll and related benefits	$17,066	$22,578
Sales, use, and other taxes	3,846	3,810
Customer deposits and advanced billings	19,558	6,407
Warranty	6,502	7,118
Restructuring reserve	4,318	—
Other	8,911	8,801

	$60,201	$48,714

Accrued Warranty

        We estimate the costs that may be incurred under the warranty we provide and recognize a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect our warranty liability include product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. We periodically assess the adequacy of our recognized warranty liability and adjust the amount as necessary. Changes in our warranty liability during the period are as follows:

	2007	2006
Balance as of beginning of year	$7,118	$6,671
Warranties issued during the period	5,913	7,123
Settlements made during the period	(6,529)	(6,676)

Balance as of end of year	$6,502	$7,118

4.     Debt

Credit Agreement

        During the third quarter of 2007, we entered into a credit agreement with HSBC Bank USA, National Association, as administrative agent ("HSBC"), and the lenders named therein (the "New Credit Agreement"). The New Credit Agreement amends and restates, and effectively replaces, the prior Credit Agreement, dated as of March 15, 2005, among us, HSBC and the lenders named therein (the "Prior Credit Agreement"). The Prior Credit Agreement was set to expire on March 15, 2008.

        The New Credit Agreement provides for revolving credit borrowings of up to $100.0 million. The annual interest rate under the New Credit Agreement is a floating rate equal to the prime rate of the agent bank. A LIBOR-based interest rate option is also provided. Borrowings may be used for general corporate purposes, including working capital requirements and acquisitions. The New Credit Agreement contains certain restrictive covenants substantially similar to those of the Prior Credit Agreement. These include limitations with respect to the incurrence of indebtedness, the payment of

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. The New Credit Agreement contains certain restrictive covenants, and we are required to satisfy certain financial tests under the New Credit Agreement substantially similar to those of the Prior Credit Agreement. As of December 31, 2007, we are in compliance with all covenants, as amended. Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the New Credit Agreement. The revolving credit facility under the New Credit Agreement expires on March 31, 2012. In connection with the New Credit Agreement, we paid approximately $0.2 million in fees, which will be amortized over the term of the agreement, along with the remaining deferred financing fees of less than $0.1 million associated with the Prior Credit Agreement. As of December 31, 2007 and 2006, there were no borrowings or unsecured letters of credit outstanding. Interest expense associated with the credit agreement recorded during the period was approximately $0.2 million, and $0.1 million remains in accrued expenses as of December 31, 2007.

Long-term Debt

        Long-term debt is summarized as follows (in thousands):

	December 31,
	2007	2006
Convertible subordinated debt	$142,978	$200,000
Mortgage notes payable	3,472	9,069
Other	135	135

	146,585	209,204
Less current portion	25,550	5,597

	$121,035	$203,607

Convertible Subordinated Debt

        On December 21, 2001, we issued $200.0 million of unsecured 4.125% convertible subordinated notes due December 2008, and on January 3, 2002, we issued an additional $20.0 million of unsecured convertible subordinated notes pursuant to the exercise of an over-allotment option. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $38.51 per share. We pay interest on these notes on June 21 and December 21 of each year. The notes are set to mature on December 21, 2008 and are redeemable at our option at the redemption prices set forth in the indenture governing the notes.

        During the first quarter of 2006, we repurchased $20.0 million of the notes, reducing the amount outstanding from $220.0 million to $200.0 million. The repurchase amount was $19.5 million in cash, of which $19.4 million related to principal and $0.1 million related to accrued interest. As a result of the repurchase, we recorded a net gain from the early extinguishment of debt in the amount of $0.3 million. At December 31, 2006, $200.0 million of these notes were outstanding with a fair market value of $196.0 million.

        During the first quarter of 2007, we repurchased $56.0 million of these notes for $55.1 million, including accrued interest, reducing the amount of convertible subordinated notes outstanding from

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

$200.0 million to $144.0 million. As a result of these repurchases, we recorded a net gain from the extinguishment of debt of $0.7 million.

        During the second quarter of 2007, we issued new convertible subordinated notes (the "New Notes") pursuant to privately negotiated exchange agreements with certain holders of the original 4.125% convertible subordinated notes (the "Old Notes"). Under these agreements, such holders agreed to exchange $118.8 million aggregate principal amount of the Old Notes for approximately $117.8 million aggregate principal amount of New Notes. Following the exchange transactions, approximately $25.2 million of the Old Notes remained outstanding. No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes. The New Notes mature in December 2012.

        The New Notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for our common stock on April 16, 2007). Holders may convert the New Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices 130% over the conversion price for a specified period. We pay interest on these notes on April 20 and October 15 of each year. The New Notes are unsecured and subordinated and will rank equally with the original subordinated notes. The notes are effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

        At December 31, 2007, $25.2 million of the Old Notes were outstanding with a fair market value of $25.0 million. These notes mature on December 21, 2008. At December 31, 2007, $117.8 million of the New Notes were outstanding with a fair market value of $111.9 million.

Mortgage Notes Payable

        Long-term debt at December 31, 2007, also includes a mortgage note payable, which is secured by certain land and buildings with carrying amounts aggregating approximately $5.4 million and $5.5 million at December 31, 2007 and December 31, 2006, respectively. The mortgage note payable ($3.5 million at December 31, 2007 and $3.6 million at December 31, 2006) bears interest at an annual rate of 7.91%, with the final payment due on January 1, 2020. The fair market value of this note at December 31, 2007 and 2006 was approximately $3.8 million and $4.0 million, respectively. During the fourth quarter of 2007, a second mortgage note payable matured, and we satisfied the mortgage with a final balloon payment of $5.2 million on December 1, 2007. This mortgage note bore interest at an annual rate of 4.75%. The carrying value of the note was $5.5 million at December 31, 2006, with a fair market value of $5.3 million. This note was amortized over a period of 25 years.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Maturity of Long-term Debt

        Long-term debt matures as follows (in thousands):

2008	$25,550
2009	196
2010	212
2011	229
2012	117,992
Thereafter	2,406

146,585
Less current portion	25,550

$121,035

5.     Stock Compensation Plans and Shareholders' Equity

Stock Option and Restricted Stock Plans

        We have several stock option and restricted stock plans. The Veeco Instruments Inc. 2000 Stock Incentive Plan, as amended (the "2000 Plan"), was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of up to 8,530,000 options (1,869,826 options are available for future grants as of December 31, 2007) to purchase shares of our common stock. Stock awards granted pursuant to the 2000 Plan expire after seven years and generally vest over a three-year period following the grant date. However, option grants made under the 2000 Plan between June 17, 2005 and December 23, 2005 became exercisable on or before December 31, 2005, and were subject to a resale restriction which provided that the shares issuable upon exercise of the option may not be transferred prior to the second anniversary of the option grant date. In addition, the 2000 Plan provides for automatic annual grants of 5,000 shares of restricted stock to each member of our Board of Directors who is not an employee. Up to 1,700,000 of the awards authorized under the 2000 Plan may be issued in the form of restricted stock (918,187 shares of which are available for future grants as of December 31, 2007).

        The Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees (the "Non-Officer Plan") was approved by the Board of Directors in October 2000. The Non-Officer Plan provided for the grant of stock options to non-officer employees to purchase shares of our common stock. Stock options granted pursuant to the Non-Officer Plan become exercisable over a three-year period following the grant date and expire after seven years.

        The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "1992 Plan") provided for the grant to officers and key employees of stock options to purchase shares of our common stock. Stock options granted pursuant to the 1992 Plan became exercisable over a three-year period following the grant date and expire after ten years.

        The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, as amended, (the "Directors' Option Plan"), provided for automatic annual grants of stock options to each member of our Board of Directors who is not an employee. Such options are exercisable immediately and expire after ten years.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

        The Non-Officer Plan, the 1992 Plan and the Directors' Option Plan have been frozen; and, thus, there are no options available for future grant as of December 31, 2007 under these plans.

        In addition to the plans described above, we assumed certain stock option plans and agreements relating to the merger in September 2001 with Applied Epi, Inc. ("Applied Epi"). These stock option plans do not have options available for future grants. Options granted under these plans expire after ten years from the date of grant. Options granted under two of the plans vested over three years and options granted under one of the plans vested immediately. As of December 31, 2007, there are 170,668 options outstanding under the various Applied Epi plans.

        In May 2000, we assumed certain stock option plans and agreements related to CVC, Inc. ("CVC") and Commonwealth Scientific Corporation, a subsidiary of CVC, which were in effect prior to the merger with Veeco. These plans do not have options available for future grants. The options granted under these plans generally vested over a three to five year period and expire five to ten years from the date of grant. As of December 31, 2007, there are 6,105 options outstanding under the various CVC and Commonwealth Scientific Corporation plans.

Share-Based Compensation and Stock Option and Restricted Stock Activity

        For the year ended December 31, 2007, the total share-based compensation expense is $5.6 million (which includes $0.6 million associated with the modification of equity awards due to key employee terminations, see Note 7), and for the year ended December 31, 2006, the total expense was $2.2 million. As of December 31, 2007, the total unrecognized compensation cost related to nonvested stock awards and option awards is $10.4 million and $4.0 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.4 years both for the nonvested stock awards and for option awards.

        Prior to our adoption of SFAS No. 123(R), SFAS No. 123 required that we provide pro forma information regarding net loss and loss per share as if compensation cost for our stock-based awards had been determined in accordance with the fair value method prescribed therein. In accordance with SFAS No. 123, the following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions, under which compensation expense would be recognized as incurred, to stock-based employee compensation (in thousands, except per share amounts):

December 31,
2005
Net loss, as reported	$(897)
Add: Stock-based employee compensation expense included in reported net loss	138
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	32,576

Pro forma net loss	$(33,335)

Loss per share:
Net loss per common share, as reported	$(0.03)
Net loss per common share, pro forma	$(1.11)
Diluted net loss per common share, as reported	$(0.03)
Diluted net loss per common share, pro forma	$(1.11)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

        In accordance with SFAS No. 123(R), we record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.

        Beginning in the fourth quarter of 2005, we used an expected stock-price volatility assumption that is a combination of both historical and implied volatilities of the underlying stock, which are obtained from public data sources. Prior to that time, we based this assumption solely on historical volatility.

        With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

        The fair value of each option granted during the years ended December 31, 2007 and 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2007	2006
Weighted-average expected stock-price volatility	39%	40%
Weighted-average expected option life	3 years	3 years
Average risk-free interest rate	4.60%	4.96%
Average dividend yield	0%	0%

        The fair value of each option grant that was unvested as of January 1, 2006, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Weighted-average expected stock-price volatility	60%
Weighted-average expected option life	4 years
Average risk-free interest rate	3.64%
Average dividend yield	0%

        A summary of our restricted stock awards including restricted stock units as of December 31, 2007, is presented below:

	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	244	$22.50
Granted	597	19.00
Vested	(102)	24.30
Forfeited (including cancelled awards)	(59)	18.51

Nonvested at December 31, 2007	680	19.50

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

        During the year ended December 31, 2007, we granted 536,000 shares of restricted common stock and 21,300 restricted stock units to key employees, which vest over three years, and in May 2007, we granted 40,000 shares of restricted common stock to the non-employee members of the Board of Directors, which vest over a period of one year. We cancelled 20,203 shares of restricted stock in 2007 due to employees electing to receive fewer shares in lieu of paying withholding taxes. The total fair value of shares that vested during the period was $2.5 million.

        A summary of our stock option plans as of and for the year ended December 31, 2007, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	6,363	$25.58
Granted	769	19.10
Exercised	(194)	15.23
Forfeited (including cancelled options)	(1,266)	34.60

Outstanding at December 31, 2007	5,672	$23.04	$2,266	3.0

Options exercisable at December 31, 2007	4,829	$23.68	$2,200	2.4

        The weighted-average grant date fair value of stock options granted for the years ended December 31, 2007, 2006, and 2005 was $5.68, $7.45, and $7.97, respectively, per option. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006, and 2005 was $0.9 million, $4.5 million, and $0.6 million, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007 (000s)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2007 (000s)	Weighted- Average Exercise Price
$0.27	82	3.0	$0.27	82	$0.27
10.26-15.35	125	4.0	14.62	117	14.65
15.45-22.80	3,600	3.6	19.41	2,835	19.50
23.61-35.00	1,689	1.4	29.77	1,619	30.03
35.75-50.60	147	1.4	47.86	147	47.86
54.35-72.00	29	2.7	57.11	29	57.11

	5,672	2.9	$23.04	4,829	$23.67

Accelerated Vesting Pre-SFAS No. 123(R)

        On April 12, 2005, the Compensation Committee (the "Committee") of our Board of Directors approved the acceleration of vesting for unvested, out-of-the-money stock options granted under our stock option plans prior to September 1, 2004. An option was considered out-of-the-money if the

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

option exercise price was greater than the closing price of our common stock on the NASDAQ National Market on April 11, 2005 ($15.26), the last trading day before the Committee approved the acceleration. As a result of this action, options to purchase approximately 2,522,000 shares of our common stock became immediately exercisable, including options held by our executive officers to purchase approximately 852,000 shares of common stock. The weighted average exercise price of the options for which vesting was accelerated was $21.24. The purpose of the accelerated vesting was to avoid future compensation expense of approximately $7.9 million in 2006, and $3.6 million in 2007 associated with these options that we would otherwise have recognized in our Consolidated Statements of Operations upon the adoption of SFAS No. 123(R) (see Note 1). In addition, many of these options had exercise prices significantly in excess of current market values and were not providing an effective means of employee retention and incentive compensation.

Employee Stock Purchase Plan

        Under the Veeco Instruments Inc. Amended and Restated Employee Stock Purchase Plan (the "ESP Plan"), we are authorized to issue up to 2,000,000 shares of common stock to our full-time U.S. employees, nearly all of whom are eligible to participate. Under the terms of the ESP Plan, employees can choose to have up to 10% of their annual base earnings withheld to purchase our common stock. The purchase price of the stock as of December 31, 2007 was 95% of the end-of-offering period market price and qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code.

        Based on past participation levels as well as the costs associated with the administration of this plan, we have discontinued the ESP Plan effective January 1, 2008. Current and former ESP Plan participants will continue to have access to purchased shares through their respective accounts.

Shares Reserved for Future Issuance

        As of December 31, 2007, we have reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and grants of restricted stock	7,575,859
Issuance upon conversion of subordinated debt	6,623,019
Issuance of shares pursuant to the ESP Plan	1,440,024

Total shares reserved	15,638,902

Preferred Stock

        Our Board of Directors has authority under our Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board of Directors.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

6.     Income Taxes

        (Loss) income before income taxes and noncontrolling interest in the accompanying Consolidated Statements of Operations consists of (in thousands):

	Year ended December 31,
	2007	2006	2005
Domestic	$(23,946)	$4,789	$(7,850)
Foreign	9,610	13,729	11,348

	$(14,336)	$18,518	$3,498

        Significant components of the provision for income taxes are presented below (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$(13)	$227	$34
Foreign	2,239	3,310	2,939
State	221	168	149

Total current provision for income taxes	2,447	3,705	3,122
Deferred:
Federal	2,188	77	1,554
Foreign	(83)	305	225
State	(901)	872	(506)

Total deferred provision for income taxes	1,204	1,254	1,273

Total provision for income taxes	$3,651	$4,959	$4,395

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

        The following is a reconciliation of the income tax (benefit) provision computed using the Federal statutory rate to our actual income tax provision (in thousands):

	Year ended December 31,
	2007	2006	2005
Income tax (benefit) provision at U.S. statutory rates	$(5,018)	$6,481	$1,225
State income tax benefit (net of federal benefit)	(761)	981	(409)
Nondeductible expenses	250	263	245
Noncontrolling interest in acquisition	219	594	—
Equity compensation	734	297	—
Research and development tax credit	(1,341)	(23)	(650)
Benefit of extraterritorial income exclusion	—	(2,586)	(3,717)
Foreign operating loss currently realizable	(2,083)	—	—
Net change in valuation allowance	11,414	(2,212)	7,170
Reduction in FIN 48 accrual	(702)	—	—
Foreign tax rate differential	684	1,217	329
Other	255	(53)	202

	$3,651	$4,959	$4,395

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

        Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Inventory valuation	$14,243	$10,989
Domestic net operating loss carryforwards	41,311	47,791
Tax credit carryforwards	20,482	17,212
Foreign net operating loss carryforwards	234	587
Warranty and installation accruals	1,927	1,973
Other accruals	4,585	3,195
Other	5,675	4,877

Total deferred tax assets	88,457	86,624
Valuation allowance	(73,292)	(67,770)

Net deferred tax assets	15,165	18,854
Deferred tax liabilities:
Depreciation	231	985
Purchased intangible assets	14,968	16,498
DISC termination	603	803
Noncontrolling interest in acquisition	426	426

Total deferred tax liabilities	16,228	18,712

Net deferred taxes	$(1,063)	$142

        U.S. income taxes have not been provided for approximately $7.4 million of cumulative undistributed earnings of several non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were repatriated, additional foreign withholding taxes of approximately $1.2 million would be payable. No additional U.S. tax would be due based on available net operating loss and tax credit carryforwards.

        We have domestic net operating loss carryforwards of approximately $100.8 million for financial reporting purposes and $116.1 million for tax purposes, which expire at various times between 2020 and 2025. The net operating loss carryforward amounts differ for tax and financial reporting purposes due to the application of the with and without method of accounting for equity compensation as provided for under SFAS No. 123(R), and the impact of unrecognized tax benefits established under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 ("FIN 48"). We also have credit carryforwards of approximately $20.5 million, consisting primarily of research and development credits, which expire at various times between 2017 and 2027, and foreign tax credits, which expire between 2012 and 2017.

        The valuation allowance of $73.3 million at December 31, 2007, increased by approximately $11.4 million during 2007, principally due to timing differences between the book and tax treatment of inventory and additional tax credit carry forwards, which were partially offset by a $5.9 million decrease in the valuation allowance relating to unrecognized tax benefits established under FIN 48. If we are able to realize part or all of the domestic deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated. Our net deferred tax liability of approximately $1.1 million at

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

December 31, 2007, principally related to $2.6 million of deferred tax assets pertaining to our foreign operations, offset by a $3.7 million net deferred tax liability pertaining to our domestic operations. Our net deferred tax asset of approximately $0.1 million at December 31, 2006, principally related to $2.6 million of deferred tax assets pertaining to our foreign operations, offset by a $2.5 million net deferred tax liability pertaining to our domestic operations.

        It is our policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. We establish the accruals based upon management's assessment of probable contingencies. At December 31, 2006, we accrued $1.5 million for probable contingencies. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected.

        We adopted FIN 48 on January 1, 2007. As a result of applying the provisions of FIN 48, we recognized a $0.8 million increase in our accrual for uncertain tax positions during the first quarter of 2007, which was recorded as an increase to the January 1, 2007 accumulated deficit balance. At the adoption date of January 1, 2007, we had approximately $2.3 million of unrecognized tax benefits, including the cumulative effect increase to our accrual for uncertain tax positions. For the year ended December 31, 2007, we had a net reduction of approximately $0.4 million in the accrual related to foreign unrecognized tax benefits. As a result, we had $1.9 million of unrecognized tax benefits at December 31, 2007, all of which relate to positions taken on our foreign tax returns and represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. During 2008, a portion of our unrecognized tax benefits may decrease by approximately $0.5 million due to the expiration of the statute of limitations.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$2,311
Additions for tax positions related to current year	561
Reductions for tax positions relating to current year	(220)
Additions for tax positions relating to prior years	111
Reductions for tax positions relating to prior years	(844)
Settlements	—

Balance as of December 31, 2007	$1,919

        We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to unrecognized tax benefits was approximately $0.9 million and $0.5 million as of January 1, 2007 and December 31, 2007, respectively, the impact of which was to decrease net loss by $0.4 million.

        At January 1, 2007, we reduced our deferred tax asset and related valuation allowance by $5.9 million related to unrecognized tax benefits established under FIN 48. During 2007, we reestablished $0.7 million of such amount.

        We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. All material federal, state, local, and foreign income tax matters

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

have been concluded for years through 2002 subject to subsequent utilization of net operating losses generated in such years.

7.     Commitments and Contingencies and Other Matters

2007 Restructuring and Other Expenses

        During 2007, management initiated a profit improvement plan, resulting in personnel severance costs for approximately 90 employees, or approximately 7.5% of total employees, and included management, administration and manufacturing employees companywide. Additionally, during the fourth quarter of 2007, we took additional measures to improve profitability, including a reduction of discretionary expenses, realignment of our sales organization to more closely match current market and regional opportunities, and consolidation of certain engineering groups within our data storage business, which included the discontinuation of two products. In conjunction with these activities, we recognized a restructuring charge of approximately $6.7 million during the year ended December 31, 2007, which was recorded in restructuring expense in the Consolidated Statement of Operations. The charge consisted of the following:

Year ended December 31, 2007
Personnel severance costs	$4,314
Purchase order commitments	1,840
Modification of stock awards for terminated executives	572

$6,726

        The following is a reconciliation of the liability for the restructuring charge (in thousands):

	Process Equipment	Metrology	Unallocated Corporate	Total
Personnel severance charges	$692	$1,153	$2,469	$4,314
Purchase order commitments	1,840	—	—	1,840

Total charged to accrual	2,532	1,153	2,469	6,154
Cash payments during 2007	452	751	633	1,836

Balance as of December 31, 2007	$2,080	$402	$1,836	$4,318

        During the year ended December 31, 2007, the charge of $0.6 million for the modification of stock awards was recorded as part of a termination agreement with each of five key employees as an increase to additional paid-in capital. The terms of the modifications included accelerated vesting and extended exercise periods. The remainder of the accrual balance is expected to be paid over the next twelve to eighteen months. We expect to incur an additional $3.5 million to $4.0 million in connection with this restructuring plan during the first quarter of 2008.

        Additionally during the year ended December 31, 2007, we discontinued two product lines, resulting in an inventory write-off of $4.8 million (included in cost of sales in the Consolidated Statement of Operations), as well as an asset impairment charge of $1.1 million attributable to certain property and equipment associated with the aforementioned product lines.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2005 Restructuring Expenses

        In conjunction with a cost reduction plan announced in October 2005 to reduce employee headcount by approximately 5%, we recognized a restructuring charge of approximately $1.2 million. The $1.2 million charge consisted of personnel severance costs for approximately 37 employees which included management, administration, and manufacturing employees located at our Plainview, New York, Camarillo, California, and Somerset, New Jersey Process Equipment operations, and the Santa Barbara, California Metrology operations. As of December 31, 2006 the entire accrual was expended.

Minimum Lease Commitments

        Minimum lease commitments as of December 31, 2007 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows (in thousands):

2008	$6,062
2009	5,033
2010	2,276
2011	1,321
2012	582
Thereafter	1,261

$16,535

        Rent charged to operations amounted to $5.3 million, $5.6 million, and $5.7 million in 2007, 2006, and 2005, respectively. In addition, we are obligated under such leases for certain other expenses, including real estate taxes and insurance.

Royalties

        We have arrangements with a number of third parties to use patents in accordance with license agreements. Royalties and license fees expensed under these agreements approximated $2.0 million, $1.5 million, and $1.5 million in 2007, 2006, and 2005, respectively, and are included in selling, general, and administrative expenses in our Consolidated Statements of Operations.

Environmental Remediation

        Veeco may, under certain circumstances, be obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at our Plainview, New York facility. We have been indemnified for any liabilities we may incur in excess of $250,000 with respect to any such remediation and have a liability recorded for this amount as of December 31, 2007. No comprehensive plan has been required to date. Even without consideration of such indemnification, we do not believe that any material loss or expense is probable in connection with any remediation plan that may be proposed.

        We are aware that petroleum hydrocarbon contamination has been detected in the soil at the site of a facility formerly leased by us in Santa Barbara, California. We have been indemnified for any liabilities we may incur which arise from environmental contamination at the site. Even without consideration of such indemnification, we do not believe that any material loss or expense is probable in connection with any such liabilities.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

        The former owner of the land and building in which our Santa Barbara, California Metrology operations are located has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase contract relating to the purchase of such land provides adequate protection against any environmental issues that may arise.

Litigation

In re Veeco Instruments Inc. Securities Litigation and Shareholder Derivative Litigation

        Veeco and certain of its officers were named as defendants in a securities class action lawsuit consolidated in August 2005 in federal court in the Southern District of New York. The lawsuit arises out of the restatement in March 2005 of our financial statements for the quarterly periods and nine months ended September 30, 2004 as a result of our discovery of certain improper accounting transactions at our TurboDisc business unit. On July 5, 2007, we entered into a Memorandum of Understanding to settle and fully resolve this lawsuit for a payment of $5.5 million. This settlement was approved by the court on November 7, 2007. Insurance proceeds covered the settlement amount and legal expenses related to the settlement after our payment of the insurance deductible. The settlement dismissed all pending claims against us and the other defendants with no admission or finding of wrongdoing by us or any of the other defendants, and Veeco and the other defendants received a full release of all claims pending in the litigation.

        In addition, three shareholder derivative lawsuits were filed in March and April of 2005. The plaintiffs in the consolidated derivative action assert that our directors and certain of our officers breached fiduciary duties in connection with the improper accounting transactions at the TurboDisc business unit. On November 5, 2007, we entered into a Memorandum of Understanding to settle and fully resolve the consolidated shareholder derivative action, pending in the U.S. District Court for the Southern District of New York against the individual defendants, for a payment of approximately $0.5 million and for our agreement to adopt certain changes to our Corporate Governance Guidelines. We expect that insurance proceeds will cover the settlement amount and any significant legal expenses related to the settlement. On January 24, 2008, the Court gave preliminary approval of the proposed settlement. The settlement agreement is subject to final court approval and would dismiss all pending claims against us and the other defendants with no admission or finding of wrongdoing by us or any of the other defendants, and Veeco and the other defendants would receive a full release of all claims pending in the litigation.

Patent Infringement

        On September 17, 2003, we filed a lawsuit in the United States District Court for the Central District of California against Asylum Research Inc. ("Asylum"), a privately-held company founded by former Veeco employees. The lawsuit alleges that the manufacture, use, and sale of Asylum's MFP-3D AFM constitutes willful infringement of five patents owned by us, as well as other claims. We are suing for unspecified monetary damages and a permanent injunction to stop infringement. Asylum has asserted that the patents we are suing on are invalid and unenforceable, and has filed a counterclaim for infringement of a patent licensed by Asylum, and payment of royalties it believes it is owed. The court held hearings on the summary judgment motions and referred many of the issues to a Special Master. On March 17, 2007 the court issued an order granting in part and denying in part the cross motions for summary judgment. The court granted Asylum summary judgment for two of the five

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

patents, determining that Asylum did not infringe on Veeco's patents 5,266,801 ("801") and 5,415,027 ("027"). The court did not grant summary judgment to Veeco or Asylum for the other three patents, 5,224,376 ("376"), 5,237,859 ("859") and RE36,488 ("488"), and the lawsuit has proceeded with respect to those three patents. The costs of continuing to pursue this matter are significant and there can be no assurance that we will be successful in this matter. Our policy is to capitalize legal costs incurred to defend our patents. We are currently amortizing the portion of these deferred legal costs associated with patents 801 and 027 over the remaining life of these patents, as these patents are valid and enforceable. All legal costs incurred subsequent to the summary judgment to defend the remaining patents have been allocated ratably to the three patents still in suit and have been capitalized. If we are not successful in defending the patents, these costs may need to be written down.

        We are involved in various other legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

        Our business depends in large part upon the capital expenditures of data storage and HB-LED/wireless manufacturers, scientific research and industrial customers, and semiconductor manufacturers, which accounted for the following percentages of our net sales:

	December 31,
	2007	2006	2005
Data Storage	34%	42%	41%
HB-LED/wireless	28%	20%	15%
Scientific Research and Industrial	29%	25%	27%
Semiconductor	9%	13%	17%

        As of December 31, 2007, we had two customers whose accounts receivable accounted for more than 10% of our aggregate accounts receivable. Accounts receivable from Western Digital Corp. and Seagate Technology, Inc. accounted for 18% and 14%, respectively, of total accounts receivable. Sales to Western Digital and Seagate were 6% and 10%, respectively, of net sales for the year ended December 31, 2007. As of December 31, 2006, we had two customers whose accounts receivable accounted for more than 10% of our aggregate accounts receivable. Accounts receivable from Seagate and Hitachi Ltd. accounted for 14% and 13%, respectively, of total accounts receivable. Sales to Seagate and Hitachi were 18% and 10%, respectively, of net sales for the year ended December 31, 2006. Both of our segments sell to these major customers. No other customers' accounts receivable represented more than 10% of total accounts receivable in either period.

        We manufacture and sell our products to companies in different geographic locations. In certain instances, we require advanced deposits for a portion of the sales price in advance of shipment. However, the majority of system sales do not require such advance payments. We do, however, perform periodic credit evaluations of our customers' financial condition and, where appropriate, require that letters of credit be provided on foreign sales. Receivables generally are due within 30-60 days, other

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

than receivables generated from customers in Japan where payment terms range from 90-150 days. Our net accounts receivable are concentrated in the following geographic locations (in thousands):

	December 31,
	2007	2006
North America	$19,665	$25,353
Europe	19,384	17,818
Japan	14,865	20,648
Asia Pacific	21,192	22,682
Other	101	88

	$75,207	$86,589

Suppliers

        We outsource, and plan to increase the outsourcing of, certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD and ion beam systems recently introduced by our Process Equipment group. At present, we rely primarily on a sole supplier for the majority of the manufacture of these MOCVD and ion beam systems. The failure of this supplier to meet its contractual obligations under our supply arrangement and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows, and relationships with our customers.

        In addition, certain of the components and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers. Our inability to develop alternative sources, if necessary, could result in a prolonged interruption in supply or a significant increase in the price of one or more components, which could adversely affect our operating results.

8.     Foreign Operations, Geographic Area, and Product Segment Information

        Net sales and long-lived assets related to operations in North America and other foreign countries as of and for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2007	2006	2005	2007	2006	2005
United States	$127,884	$145,464	$136,241	$225,395	$242,056	$250,786
Canada and Mexico	2,616	6,222	6,763	—	—	—

Total North America	130,500	151,686	143,004	225,395	242,056	250,786
Europe	77,985	69,310	81,476	603	613	737
Japan	55,815	57,241	66,500	250	193	197
Asia Pacific	138,175	162,797	119,210	439	451	383

Total Other Foreign Countries	271,975	289,348	267,186	1,292	1,257	1,317

	$402,475	$441,034	$410,190	$226,687	$243,313	$252,103

        We manage the business, review operating results, and assess performance, as well as allocate resources, based upon two separate reporting segments. The Process Equipment segment combines the

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

IBE, IBD, diamond like carbon, physical vapor deposition, dicing and slicing products sold mostly to data storage customers and the MBE and MOCVD products primarily sold to high-brightness light emitting diode, solar, and wireless customers. This segment has production facilities in Plainview, New York, Ft. Collins, Colorado, Camarillo, California, St. Paul, Minnesota and Somerset, New Jersey. The Metrology segment represents products that are used to provide critical surface measurements on items such as semiconductor devices and TFMHs, as well as biological, nanoscience, and material science samples, and includes our broad line of atomic force microscopes, optical interferometers and stylus profilers sold to semiconductor customers, data storage customers and thousands of research facilities and scientific centers. This segment has production facilities in Camarillo and Santa Barbara, California and Tucson, Arizona.

        Beginning in 2008, we will manage our business based on three reporting segments to more accurately reflect the market focus of each business. The current Process Equipment segment will be divided into Data Storage Process Equipment, which will consist of the IBE, IBD, diamond like carbon, physical vapor deposition, dicing and slicing products, sold primarily to data storage customers, and LED/Solar Process Equipment, which will consist of MBE and MOCVD products, sold primarily to HB-LED, solar, and wireless customers. We will continue to report our Metrology segment in the same manner as we have historically. This change was made based upon the chief operating decision maker's view that the business segments should coincide more precisely with the markets in which they sell their products.

        We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items ("EBITA"), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes EBITA reports baseline performance and thus provides useful information. Certain items include charges for purchased in-process technology, restructuring and asset impairment charges, inventory write-offs, and debt-related costs or gains. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

        The following tables present certain data pertaining to our reportable product segments and a reconciliation of EBITA to income (loss) before income taxes and noncontrolling interest for the years

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

ended December 31, 2007, 2006, and 2005, and goodwill and total assets as of December 31, 2007 and 2006 (in thousands):

	Process Equipment	Metrology	Unallocated Corporate Amount	Total
Year ended December 31, 2007
Net sales	$252,032	$150,443	$—	$402,475

Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$19,852	$2,441	$(11,489)	$10,804
Interest expense, net	—	—	3,013	3,013
Amortization expense	8,069	1,486	695	10,250
Restructuring expense	2,532	1,231	2,963	6,726
Asset impairment charges	1,068	—	—	1,068
Inventory write-offs	4,821	—	—	4,821
Gain on extinguishment of debt	—	—	(738)	(738)

Income (loss) before income taxes and noncontrolling interest	$3,362	$(276)	$(17,422)	$(14,336)

Year ended December 31, 2006
Net sales	$268,878	$172,156	$—	$441,034

Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$28,444	$23,281	$(12,064)	$39,661
Interest expense, net	—	—	4,268	4,268
Amortization expense	13,180	1,815	1,050	16,045
Write-off of purchased in-process technology	1,160	—	—	1,160
Gain on extinguishment of debt	—	—	(330)	(330)

Income (loss) before income taxes and noncontrolling interest	$14,104	$21,466	$(17,052)	$18,518

Year ended December 31, 2005
Net sales	$227,861	$182,329	$—	$410,190

Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$4,326	$35,001	$(10,513)	$28,814
Interest expense, net	—	—	7,568	7,568
Amortization expense	13,471	1,953	1,159	16,583
Restructuring expense	—	—	1,165	1,165

(Loss) income before income taxes and noncontrolling interest	$(9,145)	$33,048	$(20,405)	$3,498

As of December 31, 2007
Goodwill	$71,530	$29,368	$—	$100,898
Total assets	266,270	121,060	142,004	529,334
As of December 31, 2006
Goodwill	$71,530	$29,368	$—	$100,898
Total assets	285,661	138,140	165,799	589,600

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Other Significant Items (in thousands):

	Year ended December 31,
	2007	2006	2005
Depreciation and amortization expense:
Process Equipment	$15,966	$21,935	$22,328
Metrology	6,618	5,597	4,959
Unallocated Corporate	2,407	2,548	2,524

Total depreciation and amortization expense	$24,991	$30,080	$29,811

Expenditures for long-lived assets:
Process Equipment	$5,464	$8,096	$6,935
Metrology	1,682	7,146	3,259
Unallocated Corporate	1,946	2,159	1,482

Total expenditures for long-lived assets	$9,092	$17,401	$11,676

9.     Defined Contribution Benefit Plan

        We maintain a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code. Almost all of our domestic full-time employees are eligible to participate in this plan. Under the plan, we provide matching contributions of fifty cents for every dollar employees contribute up to a maximum of the lesser of 6% of an employee's eligible compensation or $2,500. The plan also allows the Board of Directors to determine annual discretionary profit sharing contributions at each plan year-end. Generally, the plan calls for vesting of Company contributions over the initial five years of a participant's employment. Beginning in 2007, we maintained a similar type of contribution plan at one of our foreign subsidiaries.

        Our contributions to these plans in 2007, 2006, and 2005 were $1.7 million, $1.8 million, and $1.6 million, respectively.

Schedule II—Valuation and Qualifying Accounts (in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2007:
Allowance for doubtful accounts	$2,683	$(1,070)	$—	$(629)	$984
Valuation allowance on net deferred tax assets	67,770	11,414	—	(5,892)	73,292

	$70,453	$10,344	$—	$(6,521)	$74,276

Deducted from asset accounts:
Year ended December 31, 2006:
Allowance for doubtful accounts	$1,860	$322	$527	$(26)	$2,683
Valuation allowance on net deferred tax assets(1)	69,982	(2,212)	—	—	67,770

	$71,842	$(1,890)	$527	$(26)	$70,453

Deducted from asset accounts:
Year ended December 31, 2005:
Allowance for doubtful accounts(1)	$2,420	$(150)	$—	$(410)	$1,860
Valuation allowance on net deferred tax assets(1)	62,812	7,170	—	—	69,982

	$65,232	$7,020	$—	$(410)	$71,842

(1)
The prior period has been reclassified to conform to current period presentation.

S-1

INDEX TO EXHIBITS

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5	Third Amended and Restated Bylaws of the Company, effective October 26, 2000.	Registration Statement on Form S-8 (File No. 333-49476), filed November 7, 2000, Exhibit 4.3
4.1	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1
4.4	Indenture between Veeco and State Street Bank and Trust Company, N.A., as trustee, dated December 21, 2001, relating to the 4 1/8% convertible subordinated notes due 2008.	Registration Statement on Form S-3 (File No. 333-84252), filed March 13, 2002, Exhibit 4.1
4.5	Form of Note/Indenture relating to Debt Securities which may be offered on a delayed or continuous basis.	Registration Statement on Form S-3 (File No. 333-128004), filed September 28, 2005, Exhibit 4.1
4.6	Indenture, dated April 16, 2007, between Veeco Instruments Inc. and U.S. Bank National Trust.	Post-Effective Amendment No. 1 To Registration Statement on Form S-3 (File No. 333-128004) filed April 16, 2007, Exhibit 4.1

4.7		First Supplemental Indenture, dated April 20, 2007, by and between Veeco Instruments Inc. and U.S. Bank Trust National Association, as Trustee.	Current Report on Form 8-K, filed April 20, 2007, Exhibit 4.1
10.1		Credit Agreement, dated as of August 20, 2007, by and among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibit 10.1
10.2		First Amendment dated as of February 25, 2008 to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Filed herewith
10.3		Amendment and Reaffirmation dated August 20, 2007 of Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibit 10.2
10.4		Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.5		Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.6		Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.7		Form of Exchange Agreement dated April 16, 2007 relating to the exchange of 4.125% convertible subordinated notes due December 21, 2008 for 4.125% convertible subordinated notes due April 15, 2012.	Current Report on Form 8-K, filed April 20, 2007, Exhibit 10.1
10.8*		Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.9*		Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.10	*	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.11	*	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1

10.12	*	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.13	*	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.14	*	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.15	*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.16	*	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.17	*	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.18	*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.19	*	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective November 2005.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.20	*	Form of Directors Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective May 2006.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.2
10.21	*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective June 2006.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.22	*	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.23	*	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.24	*	Veeco Instruments Inc. 2006 Long-Term Cash Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.1
10.25	*	Employment agreement effective as of April 27, 2007 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.2
10.26	*	Employment agreement effective as of July 1, 2007 between John R. Peeler and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3

10.27	*	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.5
10.28	*	Form of Amendment to Employment Agreement of John F. Rein, Jr., effective June 9, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.2
10.29	*	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.30	*	Letter Agreement dated October 31, 2005 between Veeco Instruments Inc., and Robert P. Oates.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1
10.31	*	Form of Amendment to Letter Agreements of John P. Kiernan and Robert P. Oates, effective June 9, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.32	*	Letter Agreement dated October 15, 2007 between Veeco Instruments Inc. and William A. Tomeo.	Filed herewith
10.33	*	Letter Agreement dated January 11, 2008 between Veeco Instruments Inc. and Mark R. Munch.	Filed herewith
10.34	*	Form of Indemnification Agreement entered into between Veeco Instruments Inc. and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of Ernst & Young LLP.	Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

QuickLinks

SAFE HARBOR STATEMENT
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DEC. 31, 2002 ASSUMES DIVIDENDS REINVESTED FISCAL YEAR ENDING DEC. 31
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers, and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships, Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Veeco Instruments Inc. and Subsidiaries Index to Consolidated Financial Statements and Financial Statement Schedule
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements
Veeco Instruments Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity (Dollars in thousands)
Veeco Instruments Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Veeco Instruments Inc. and Subsidiaries Notes to Consolidated Financial Statements December 31, 2007
Schedule II—Valuation and Qualifying Accounts (in thousands)
INDEX TO EXHIBITS