Form 10-Q
period 2008-03-31
VEECO INSTRUMENTS INC
filed 2008-04-30
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Website: www.veeco.com

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

31,867,852 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on April 28, 2008.

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

•                  The other matters discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report and in the Annual Report on Form 10-K for the year ended December 31, 2007 of Veeco Instruments Inc. (“Veeco,” the “Company,” or “we”).

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

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors — Financial Information — SEC Filings, through which investors can access our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to such reports. These filings are posted to our Internet site, as soon as reasonably practicable after we electronically file such material with the SEC.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$102,307	$99,166
Cost of sales	59,681	55,471
Gross profit	42,626	43,695
Operating expenses:
Selling, general, and administrative expense	22,628	22,806
Research and development expense	14,726	15,389
Amortization expense	1,956	3,909
Restructuring expense	2,875	—
Asset impairment charge	285	—
Other expense (income), net	4	(147)
Total operating expenses	42,474	41,957
Operating income	152	1,738
Interest expense, net	892	819
Gain on extinguishment of debt	—	(738)
(Loss) income before income taxes and noncontrolling interest	(740)	1,657
Income tax provision	919	1,494
Noncontrolling interest	(76)	(130)
Net (loss) income	$(1,583)	$293

(Loss) income per common share:
Net (loss) income per common share	$(0.05)	$0.01
Diluted net (loss) income per common share	$(0.05)	$0.01

Weighted average shares outstanding	31,161	30,899
Diluted weighted average shares outstanding	31,161	31,281

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,429	$117,083
Accounts receivable, less allowance for doubtful accounts of $988 in 2008 and $984 in 2007	76,753	75,207
Inventories	105,169	98,594
Prepaid expenses and other current assets	7,739	8,901
Deferred income taxes	2,929	2,649
Total current assets	307,019	302,434
Property, plant, and equipment at cost, net	65,661	66,142
Goodwill	100,898	100,898
Purchased technology, less accumulated amortization of $73,844 in 2008 and $72,481 in 2007	34,744	36,107
Other intangible assets, less accumulated amortization of $30,851 in 2008 and $29,886 in 2007	23,422	23,540
Other assets	216	213
Total assets	$531,960	$529,334

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$38,101	$36,639
Accrued expenses	55,883	60,201
Deferred profit	4,330	3,250
Income taxes payable	2,066	2,278
Current portion of long-term debt	25,418	25,550
Total current liabilities	125,798	127,918
Deferred income taxes	4,351	3,712
Long-term debt	120,987	121,035
Other non-current liabilities	3,026	1,978

Noncontrolling interest	938	1,014

Total shareholders’ equity	276,860	273,677
Total liabilities and shareholders’ equity	$531,960	$529,334

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities
Net (loss) income	$(1,583)	$293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,594	7,394
Deferred income taxes	642	(36)
Net gain on early extinguishment of long-term debt	—	(738)
Non-cash compensation expense for stock options and restricted stock	1,609	789
Noncontrolling interest	(76)	(130)
Non-cash asset impairment charge	285	—
Other, net	7	9
Changes in operating assets and liabilities:
Accounts receivable	1,942	5,784
Inventories	(6,264)	(5,027)
Accounts payable	1,262	(780)
Accrued expenses, deferred profit, and other current liabilities	(4,639)	(3,512)
Other, net	1,547	(272)
Net cash provided by operating activities	326	3,774

Investing activities
Capital expenditures	(3,053)	(1,849)
Proceeds from sale of property, plant, and equipment	2	229
Net cash used in investing activities	(3,051)	(1,620)

Financing activities
Proceeds from stock issuances	155	558
Restricted stock tax withholdings	(31)	—
Repayments of long-term debt	(180)	(54,882)
Net cash used in financing activities	(56)	(54,324)
Effect of exchange rate changes on cash and cash equivalents	127	(307)
Net decrease in cash and cash equivalents	(2,654)	(52,477)
Cash and cash equivalents at beginning of period	117,083	147,046
Cash and cash equivalents at end of period	$114,429	$94,569

Non-cash investing and financing activities
Transfers from property, plant, and equipment to inventory	$363	$208

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period.  The interim quarter ends are determined at the beginning of each year based on the 13-week quarters.  The 2008 interim quarter ends are March 30, June 29, and September 28.  The 2007 interim quarter ends were April 1, July 1, and September 30.  For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

Net (Loss) Income Per Common Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended March 31,
	2008	2007

Weighted average shares outstanding	31,161	30,899
Dilutive effect of stock options and restricted stock awards and units	—	382
Diluted weighted average shares outstanding	31,161	31,281

Net (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 140,000 common equivalent shares for the three months ended March 31, 2008 were excluded from the diluted weighted average shares outstanding due to a net loss sustained for the period.

During the periods ended March 31, 2008 and 2007, options to purchase 5.6 million shares of common stock (at prices ranging from $0.27 to $72.00 per share) and options to purchase 4.7 million shares of common stock (at prices ranging from $19.54 to $72.00 per share) that were outstanding, respectively, were excluded from the computation of diluted earnings per share.  In the first quarter of 2008, because we recorded a net loss, the effect of all options outstanding was anti-dilutive. In 2007, the exercise price of these options exceeded the average market price of our common stock, thereby causing their effect to be anti-dilutive.

For the three months ended March 31, 2007, the weighted-average effect of the assumed conversion using the “if converted” method of accounting of our unsecured 4.125% convertible subordinated notes due December 2008 (the “Old Notes”) was approximately 4.5 million shares. The convertible shares were anti-dilutive and, therefore, were not included in the weighted shares outstanding for the three months ended March 31, 2007.

During the second quarter of 2007, we exchanged $118.8 million of the Old Notes for $117.8 million of a

new series of 4.125% convertible subordinated notes (the “New Notes”) due April 15, 2012.   For the three months ended March 31, 2008, the weighted-average effect of the assumed conversion of the remaining $25.2 million of Old Notes is approximately 0.7 million shares.  The convertible shares were anti-dilutive and, therefore, were not included in the weighted shares outstanding for the three months ended March 31, 2008.

The New Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the New Notes in cash.  Under the terms of the New Notes, we may pay the principal amount of converted New Notes in cash or in shares of common stock.  We have indicated that we intend to pay such amounts in cash.  Using the treasury stock method, the impact of the assumed conversion of the New Notes is anti-dilutive for the three months ended March 31, 2008, as the average stock price was below the conversion price of $27.23 for the period.  The effect of the assumed converted shares is dependent on the stock price at the time of the conversion.  The maximum number of common equivalent shares issuable upon conversion is approximately 6.0 million.  See Note 7 for further details on our debt.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically excluded from the scope of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings.

Effective January 1, 2008, we adopted SFAS 157 and SFAS 159.  Since we do not have any financial assets and liabilities that are required to be recorded at fair value, the only impact of these adoptions will be on the disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Currently we believe the impact of the adoption of FSP 157-2 in 2009 will be on our disclosures only.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”).   Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions.  SFAS 141(R) also changes the accounting treatment for certain other items that relate to business combinations. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The purpose of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  The most significant provisions of this statement result in changes to the presentation of noncontrolling interests in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement will impact the manner in which we present noncontrolling interests, but will not impact our consolidated financial position or results of operations.

Note 2—Share-Based Payments

Stock Option and Restricted Stock Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period in accordance with FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).  The following compensation expense was included in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31
	2008	2007
Share-based compensation expense	$1,609	$789

As of March 31, 2008, the total unrecognized compensation cost related to nonvested stock awards is $9.7 million and to stock option awards is $3.8 million.  The related weighted average period over which we expect that such unrecognized compensation costs will be recognized is approximately 2.3 years for the nonvested stock awards and 2.2 years for option awards.

A summary of our restricted stock awards including restricted stock units as of March 31, 2008, is presented below:

	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	680	$19.50
Granted	45	15.30
Vested	(11)	19.47
Forfeited (including cancelled awards)	(10)	19.01
Nonvested at March 31, 2008	704	19.24

A summary of our stock option plans as of and for the three months ended March 31, 2008, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	5,672	$23.04
Granted	50	15.34
Exercised	(24)	6.62
Forfeited (including cancelled options)	(82)	22.95
Outstanding at March 31, 2008	5,616	23.04	$2,224	2.8
Options exercisable at March 31, 2008	4,745	23.74	$2,095	2.2

Note 3—Balance Sheet Information

Inventories

Inventories have been determined by lower of cost (principally first-in, first-out) or market.  Inventories consist of (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$55,925	$58,157
Work in process	37,097	27,330
Finished goods	12,147	13,107
	$105,169	$98,594

Accrued Warranty

We estimate the costs that may be incurred under the warranty we provide and recognize a liability in the amount of such costs at the time the related revenue is recognized.  Factors that affect our warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period.  We periodically assess the adequacy of our recognized warranty liability and adjust the amount as necessary.  Changes in our warranty liability during the period are as follows (in thousands):

	Three months ended March 31
	2008	2007
Balance as of January 1	$6,502	$7,118
Warranties issued during the period	1,558	1,349
Settlements made during the period	(1,453)	(1,516)
Balance as of March 31	$6,607	$6,951

Note 4—Segment Information

In 2008, we began to manage the business, review operating results and assess performance, as well as allocate resources, based upon three separate reporting segments to more accurately reflect the market focus of each business.  The Light Emitting Diode (“LED”) & Solar Process Equipment segment consists of the molecular beam epitaxy (“MBE”) and metal organic chemical vapor deposition (“MOCVD”) products primarily sold to customers in the high-brightness light emitting diode (“HB-LED”), solar, and wireless industries. This segment has production facilities in St. Paul, Minnesota and Somerset, New Jersey. The Data Storage Process Equipment segment consists of the ion beam etch, ion beam deposition, diamond like carbon, physical vapor deposition, and dicing and slicing products (collectively Ion Beam and Slider products) sold primarily to customers in the data storage industry.  This segment has production facilities in Plainview, New York, Ft. Collins, Colorado, and Camarillo, California.  The Metrology segment consists of products that are used to provide critical surface measurements on items such as semiconductor devices and thin film magnetic heads (“TFMHs”), as well as biological, nanoscience, and material science samples, and includes our broad line of atomic force microscopes, optical interferometers and stylus profilers sold to customers in the semiconductor and data storage industries and thousands of research facilities and scientific centers. This segment has production facilities in Camarillo and Santa Barbara, California and Tucson, Arizona

Prior to 2008, we managed the business based on two segments, Process Equipment and Metrology.  The Process Equipment segment combined the ion beam etch, ion beam deposition, diamond like carbon, physical vapor deposition, and dicing and slicing products with the MBE and MOCVD products. This change in segment composition was based upon management’s view that the business segments should coincide more precisely with the markets in which each segment sells its products.  The Metrology segment has remained unchanged.

We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items (“EBITA”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes EBITA reports baseline performance and thus provides useful information. Certain items include restructuring, asset impairment charges, and debt-related costs or gains. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reporting segments and a reconciliation of EBITA to income (loss) before income taxes and noncontrolling interest for the three months ended March 31, 2008 and 2007,  and goodwill and total assets as of March 31, 2008 and December 31, 2007 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three months ended March 31, 2008
Net sales	$42,132	$24,078	$36,097	$—	$102,307
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$8,599	$(1,472)	$1,822	$(3,681)	$5,268
Interest expense, net	—	—	—	892	892
Amortization expense	487	952	406	111	1,956
Restructuring expense	7	124	190	2,554	2,875
Asset impairment charges	—	—	—	285	285
Income (loss) before income taxes and noncontrolling interest	$8,105	$(2,548)	$1,226	$(7,523)	$(740)

Three months ended March 31, 2007
Net sales	$22,407	$35,682	$41,077	$—	$99,166
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$1,779	$2,432	$4,022	$(2,586)	$5,647
Interest expense, net	—	—	—	819	819
Amortization expense	2,323	951	411	224	3,909
Gain on extinguishment of debt	—	—	—	(738)	(738)
Loss (income) before income taxes and noncontrolling interest	$(544)	$1,481	$3,611	$(2,891)	$1,657

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total

As of March 31, 2008
Goodwill	$41,153	$30,377	$29,368	$—	$100,898
Total assets	118,387	151,956	126,479	135,138	531,960

As of December 31, 2007
Goodwill	$41,153	$30,377	$29,368	$—	$100,898
Total assets	121,326	144,944	121,060	142,004	529,334

Corporate total assets are comprised principally of cash and cash equivalents and property and equipment at March 31, 2008 and December 31, 2007.

Note 5—Income Taxes

We adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of adopting FIN 48, we recognized a $0.8 million increase to our reserves for uncertain tax positions during the first quarter of 2007, which was recorded as a reduction to the January 1, 2007 retained earnings balance.  At the adoption date of January 1, 2007, we had approximately $2.3 million of unrecognized tax benefits, including the cumulative effect increase to our reserve for uncertain tax positions.  For the year ended December 31, 2007, we released approximately $0.4 million of the reserve relating to foreign unrecognized tax benefits.  As a result, we had $1.9 million of unrecognized tax benefits at December 31, 2007.  For the three months ended March 31, 2008, our reserve for unrecognized tax benefits decreased by approximately $0.4 million primarily due to the expiration of the statute of limitations relating to certain foreign tax positions.  As a result, we had $1.5 million of unrecognized tax benefits at March 31, 2008, all of which relate to positions taken on our foreign tax returns and represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions.  All material federal, state, local, and foreign income tax matters have been concluded for years through 2002 subject to subsequent utilization of net operating losses generated in such years.

We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $0.3 million as of March 31, 2008.

Note 6—Comprehensive Income

Total comprehensive income for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Net (loss) income	$(1,583)	$293
Foreign currency translation	3,033	325
Total comprehensive income	$1,450	$618

Note 7—Debt

Convertible Debt

During the first quarter of 2007, we repurchased $56.0 million of our Old Notes for $54.8 million, reducing the amount of the Old Notes outstanding from $200.0 million to $144.0 million.  As a result of these repurchases, we recorded a net gain from the extinguishment of debt of $0.7 million.

During the second quarter of 2007, we issued New Notes pursuant to privately negotiated exchange agreements with certain holders of the Old Notes.  Under these agreements, such holders agreed to exchange $118.8 million aggregate principal amount of the Old Notes for approximately $117.8 million aggregate principal amount of New Notes. Following the exchange transactions, approximately $25.2 million of the Old Notes, with a conversion price of $38.51 per common share, remained outstanding.  No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes.

The New Notes initially will be convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the New Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to 130% over the conversion price for a specified period.

Credit Agreement

During the third quarter of 2007, we entered into a Credit Agreement with HSBC Bank USA, National Association, as administrative agent (“HSBC”), and the lenders named therein (the “New Credit Agreement”).  The New Credit Agreement amends and restates, and effectively replaced, the prior Credit Agreement, dated as of March 15, 2005, among Veeco, HSBC and the lenders named therein (the “Prior Credit Agreement”).  The Prior Credit Agreement was set to expire on March 15, 2008.  The New Credit Agreement provides for revolving credit borrowings of up to $100.0 million. As of March 31, 2008 and December 31, 2007, there were no borrowings outstanding.  Interest expense associated with the credit agreement recorded during the period was $0.1 million, of which the majority is included in accrued expenses as of March 31, 2008.

Note 8 — Commitments, Contingencies and Other Matters

Litigation

Three shareholder derivative lawsuits were filed against our directors and certain of our officers in March and April of 2005 in federal court in the Southern District of New York (the “Court”).  The plaintiffs in the consolidated derivative action asserted that our directors and certain of our officers breached fiduciary duties in connection with improper accounting transactions that we had discovered at our TurboDisc business unit which led to the restatement in March 2005 of our financial statements for the quarterly periods and nine months ended September 30, 2004.  On November 5, 2007, we entered into a Memorandum of Understanding to settle and fully resolve the consolidated shareholder derivative action for a payment of approximately $0.5 million and for our agreement to adopt certain changes to our Corporate Governance Guidelines.  The settlement was approved by the Court on March 28, 2008.  Insurance proceeds covered the settlement amount and legal expenses related to the settlement.  The settlement dismissed all pending claims against us and the other defendants with no admission or finding of wrongdoing by us or any of the other defendants, and Veeco and the other defendants received a full release of all claims pending in the litigation.  This settlement, together with the earlier settlement of the related securities class action lawsuit as described in our Annual Report on Form 10-K for the year ended December 31, 2007, concludes the litigation which arose from the restatement of our financial statements in March 2005.

Restructuring Expenses

During 2007, management initiated a profit improvement plan, resulting in personnel severance costs for approximately 90 employees, or approximately 7.5% of total employees, which included management, administration, and manufacturing employees companywide.  Furthermore, we took additional measures to improve profitability, including a reduction of discretionary expenses, realignment of our sales organization to more closely match current market and regional opportunities, and consolidation of certain engineering groups within our data storage business, which included the discontinuation of two products. In conjunction with these activities, we recognized a restructuring charge of approximately $6.7 million during 2007.

During the first quarter of 2008, we consolidated our Corporate headquarters into our Plainview, New York location.  As a result, we incurred an additional restructuring charge, representing the remaining lease rentals and property taxes for the facility we vacated, offset by the estimated expected sublease income to be received.  We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the liability.  We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates.  The assumptions are based on management’s best estimates, and will be adjusted periodically if better information is obtained.  During the quarter we also incurred additional personnel severance costs.  The total charge for the quarter is as follows (in thousands):

Three months ended March 31,
2008
Lease-related costs	$2,554
Personnel severance costs	321
Total restructuring expense	$2,875

The following is a reconciliation of the liability for the restructuring charge from inception through March 31, 2008 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-Term Liability
2007
Personnel severance charges	$34	$658	$1,153	$2,469	$4,314
Purchase order commitments	—	1,840	—	—	1,840
Total charged to accrual (1)	34	2,498	1,153	2,469	6,154

Cash payments	17	435	751	633	1,836
Balance as of December 31, 2007	17	2,063	402	1,836	4,318

2008
Lease-related costs	—	—	—	971	971
Personnel severance charges	7	124	190	—	321
Total charged to accrual	7	124	190	971	1,292

Cash payments	10	552	265	545	1,372
Balance as of March 31, 2008	$14	$1,635	$327	$2,262	$4,238

Long-Term Liability
2008
Lease-related costs	$—	$—	$—	$1,583	1,583

Balance as of March 31, 2008	$—	$—	$—	$1,583	$1,583

(1)                                  In 2007, a charge of $0.6 million for the modification of stock options was recorded as part of a termination agreement with each of five key employees as an increase to additional paid-in capital.  No such charge was recorded in the first quarter of 2008.

The balance of the restructuring accrual is expected to be paid over the next thirty-nine months, or the remaining life of the lease for the former Corporate headquarters.  We do not expect to incur any additional costs in connection with this restructuring plan during 2008.

In addition to restructuring expenses, during the first quarter of 2008, we recorded $0.3 million of asset impairment charges associated with property and equipment abandoned as part of the consolidation of our Corporate headquarters into our Plainview facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We design, manufacture, market, and service enabling solutions for customers in the HB-LED, solar, data storage, semiconductor, scientific research and industrial markets.  We have leading technology positions in our three businesses:  LED & Solar Process Equipment, Data Storage Process Equipment, and Metrology Instruments.

Our LED & Solar Process Equipment products, which include MOCVD and MBE technologies,  are used in the manufacturing of HB-LEDs and wireless devices (such as power amplifiers and laser diodes) and solar panels.  Our Data Storage Process Equipment products, which include ion beam etch and deposition, physical vapor deposition and other technologies, are used primarily in the manufacturing of TFMHs for the data storage industry.  Our Metrology equipment is used to provide critical surface measurements in research and production environments. In production, our equipment allows customers, such as those in semiconductor and data storage, to monitor their products throughout the manufacturing process in order to improve yields, reduce costs, and improve product quality. We also sell our broad line of atomic force microscopes (“AFMs”), scanning probe microscopes (“SPMs”), optical interferometers, and stylus profilers to thousands of universities, research facilities and scientific centers worldwide to enable a variety of nanotechnology related research.

We currently maintain facilities in Arizona, California, Colorado, Minnesota, New Jersey and New York, with sales and service locations around the world.

During 2007, management established a profit improvement plan, resulting in a 7.5% reduction in our employment levels, a reduction of discretionary expenses, the realignment of our sales organization to more closely match current market and regional opportunities, and the consolidation of certain engineering groups within our data storage business, which included the discontinuation of two products.  In conjunction with these activities, we recognized a restructuring charge of approximately $6.7 million during the year ended December 31, 2007, as well as an inventory write-off of $4.8 million and an asset impairment charge of $1.1 million.  During the first quarter of 2008, we incurred additional restructuring and asset impairment charges of $3.2 million, primarily due to the consolidation and relocation of our Corporate headquarters into our Plainview, New York location.

Highlights of the First Quarter of 2008

•                  Revenue was $102.3 million, a 3% increase over the first quarter of 2007.

•                  Orders were $109.3 million, up 3% from the first quarter of 2007.

•                  Net loss was $1.6 million, or ($0.05) per share, compared to net income of $0.3 million, or $0.01 per share, in the first quarter of 2007.

•                  Gross margins were 41.7%, compared to 44.1% in the first quarter of 2007.

•                  Restructuring and asset impairment charges totaled $3.2 million.  No such charges were recorded in the first quarter of 2007.

Outlook

We expect 2008 to be a recovery year for Veeco in both revenue growth and profitability.  In mid 2007, John Peeler joined Veeco as its new Chief Executive Officer (“CEO”) and has initiated a turnaround-plan focused on the following key initiatives:

•                  Directing Veeco’s resources to the best growth opportunities;

•                  Strengthening the global sales and services organization;

•                  Improving profitability in the short term through revenue growth, gross margin improvement and cost containment activities;

•                   Ensuring that each of Veeco’s product businesses, LED & Solar Process Equipment, Data Storage  Process Equipment, and Metrology, are executing well; and

•                    Improving Veeco’s business processes to increase effectiveness, predictability and profitability.

As we enter 2008, we see growth opportunities in several of our core markets, particularly in our LED & Solar Process Equipment business.  It is our intention to significantly increase the research and development spending in this business to drive new product introductions. During the fourth quarter of 2007, as part of management’s profit improvement plan, we discontinued two product lines, consolidated facilities, and made other changes to our Data Storage Process Equipment business to better reflect the volume of business in that product segment.  As a result of these actions, we believe that Veeco is positioned for improved profitability while staying well-aligned to our customers’ technology requirements.

In February, 2008 Veeco provided annual guidance that revenues will grow a minimum of 10% this year to approximately $440 million based upon significant new product introductions and continued investments in technology by our customers across our various end markets.  Some of these technology investment trends include the opportunity for our MOCVD and MBE to further penetrate emerging HB-LED and solar applications; the transition to perpendicular recording and larger wafer sizes in data storage;  the adoption of our  automated AFMs as reference metrology tools for sub 65nm applications, and the continued funding of  nanoscience research.

While we currently expect our 2008 operating spending to increase due to necessary raises, incentive compensation and other variable costs, we believe that our significant cost-cutting actions in 2007 and continued cost containment focus will allow us to decrease our operating spending as a percentage of sales in 2008. In 2008, Veeco is undergoing a significant period of transition to improve its financial performance after a disappointing 2007.  Our goal is to increase gross margins in 2008, with improvements in each of our businesses, specifically in the latter half of 2008 as revenues are forecasted to increase. We anticipate that progress in this area will continue to come from activities such as better supply chain management, including outsourcing of new products, differentiated, value-added new product introductions, and development of common hardware and software platforms.

Results of Operations:

Three Months Ended March 31, 2008 and 2007

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period.  The interim quarter ends are determined at the beginning of each year based on the 13-week quarters.  The 2008 interim quarter ends are March 30, June 29 and September 28.  The 2007 interim quarter ends were April 1, July 1 and September 30.  For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,				Dollar and Percentage Change
	2008		2007
Net sales	$102,307	100.0%	$99,166	100.0%	$3,141	3.2%
Cost of sales	59,681	58.3	55,471	55.9	4,210	7.6
Gross profit	42,626	41.7	43,695	44.1	(1,069)	(2.4)
Operating expenses:
Selling, general, and administrative expense	22,628	22.2	22,806	23.0	(178)	(0.8)
Research and development expense	14,726	14.4	15,389	15.5	(663)	(4.3)
Amortization expense	1,956	1.9	3,909	3.9	(1,953)	(50.0)
Restructuring expense	2,875	2.8	—	0.0	2,875	100.0
Asset impairment charge	285	0.3	—	0.0	285	100.0
Other expense (income), net	4	0.0	(147)	(0.1)	(151)	(102.7)
Total operating expenses	42,474	41.6	41,957	42.3	517	1.2
Operating income	152	0.1	1,738	1.8	(1,586)	(91.3)
Interest expense, net	892	0.8	819	0.8	73	8.9
Gain on extinguishment of debt	—	0.0	(738)	(0.7)	(738)	(100.0)
(Loss) income before income taxes and noncontrolling interest	(740)	(0.7)	1,657	1.7	(2,397)	(144.7)
Income tax provision	919	0.9	1,494	1.5	(575)	(38.5)
Noncontrolling interest	(76)	(0.1)	(130)	(0.1)	(54)	(41.5)
Net (loss) income	$(1,583)	(1.5)%	$293	0.3%	$(1,876)	(640.3)%

Net Sales and Orders

Net sales of $102.3 million for the three months ended March 31, 2008 were up 3.2% compared to the comparable 2007 quarter.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three Months Ended March 31,		Dollar and Percentage Change		Three Months Ended March 31,		Dollar and Percentage Change		Book-to-Bill Ratio
	2008	2007	Year to Year		2008	2007	Year to Year		2008	2007
Segment Analysis
LED & Solar Process Equipment	$42,132	$22,407	$19,725	88.0%	$38,677	$36,384	$2,293	6.3%	0.92	1.62
Data Storage Process Equipment	24,078	35,682	(11,604)	(32.5)	40,610	32,316	8,294	25.7	1.69	0.91
Metrology	36,097	41,077	(4,980)	(12.1)	29,972	37,207	(7,235)	(19.4)	0.83	0.91
Total	$102,307	$99,166	$3,141	3.2%	$109,259	$105,907	$3,352	3.2%	1.07	1.07
Regional Analysis
North America	$33,078	$35,227	$(2,149)	(6.1)%	$40,641	$34,072	$6,569	19.3%	1.23	0.97
Europe	17,887	14,362	3,525	24.5	15,883	19,085	(3,202)	(16.8)	0.89	1.33
Japan	16,754	19,896	(3,142)	(15.8)	8,970	12,738	(3,768)	(29.6)	0.54	0.64
Asia Pacific	34,588	29,681	4,907	16.5	43,765	40,012	3,753	9.4	1.27	1.35
Total	$102,307	$99,166	$3,141	3.2%	$109,259	$105,907	$3,352	3.2%	1.07	1.07

By segment, LED & Solar Process Equipment sales were up 88.0% due to an increase in end user demand and expanding applications for HB-LEDs.  This is partially offset by a 32.5% decrease in Data Storage Process Equipment sales due to the timing of customers’ requirements in the data storage industry.  Additionally, Metrology sales decreased 12.1%, primarily due to a slowdown in the research and industrial markets.  By region, net sales increased by 24.5% and 16.5% in Europe and Asia Pacific, respectively, and decreased by 6.1% and 15.8% in North America and Japan, respectively. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the first quarter of 2008 increased by 3.2% from the comparable 2007 period. By segment, the 25.7% increase in Data Storage Process Equipment orders was primarily due to an increase in orders for slicing and dicing products used to create TFMHs.  The 6.3% increase in orders for LED & Solar Process Equipment is driven by an increase in end user demand and expanding applications for HB-LEDs.  The 19.4% decrease in Metrology orders was due to decreased orders for AFM products due to lower demand in the semiconductor and research and industrial markets.

Our book-to-bill ratio for the first quarter of 2008, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.07.  Our backlog as of March 31, 2008 was $179.3 million, compared to $173.5 million as of December 31, 2007.  During the quarter ended March 31, 2008, we experienced backlog adjustments and order cancellations of $1.2 million.  Due to changing business conditions and customer requirements, we may continue to experience cancellations and/or rescheduling of orders.

Gross Profit

Gross profit for the quarter ended March 31, 2008, was 41.7%, compared to 44.1% in the first quarter of 2007.  Metrology gross margins decreased to 46.6% from 49.4%, principally due to lower sales volume and a less favorable product mix in optical metrology product sales. Additionally, Data Storage Process Equipment gross margins decreased from 41.6% in the prior-year period to 35.3%, due to reduced sales volume and unfavorable product mix.  LED & Solar Process Equipment gross margins increased from 38.2% in the prior-year period to 41.0%, primarily due to favorable pricing on new products, as well as a significant increase in sales volume as compared to the prior-year period.  The aggregate decrease in gross profit results principally from a lower proportion of Metrology sales as well as a lower concentration of non-system sales, which both have higher average gross margins than our other products.

Operating Expenses

Selling, general and administrative expenses decreased by $0.2 million, or 0.8%, from the prior-year period primarily due to lower salary and related expenses resulting from the personnel reductions taken as part of management’s restructuring plan, as well as a decrease in travel and entertainment expenses.  Offsetting these cost reductions is an increase in non-cash compensation expense related to stock options and shares of restricted stock, as well as an increase in salary and salary-related expenses associated with senior executives hired in the second half of 2007.

Research and development expense decreased $0.7 million from the first quarter of 2007, primarily due to a more focused approach to data storage product development.  As a percentage of sales, research and development decreased from 15.5% in the first quarter of 2007 to 14.4% in the first quarter of 2008.

Amortization expense was $2.0 million in the first quarter of 2008, compared to $3.9 million in the first quarter of 2007, due to certain technology-based intangible assets becoming fully amortized.

Restructuring expense of $2.9 million for the first quarter of 2008 consists of $2.6 million in lease-related costs associated with the consolidation and relocation of our Corporate headquarters into our Plainview, New York facility, and $0.3 million of personnel severance costs relating to management’s restructuring plan announced in 2007.

An asset impairment charge of $0.3 million was taken during the first quarter of 2008 primarily for leasehold improvements and furniture and fixtures abandoned in connection with the consolidation and relocation of our Corporate headquarters into our Plainview, New York facility.

Interest Expense, Net

Net interest expense in the first quarter of 2008 was $0.9 million, compared to $0.8 million in the first quarter of 2007.  This increase in net interest expense is due to lower interest income resulting from lower interest rates and lower average cash balances invested during the current period, offset by a decrease in interest expense resulting from the extinguishment of $56.0 million of debt during the first quarter of 2007.

Gain on Extinguishment of Debt

During the first quarter of 2007, we repurchased $56.0 million of our convertible subordinated notes, reducing the amount outstanding from $200.0 million to $144.0 million.  The repurchase amount was $55.1 million in cash, of which $54.8 million related to principal and $0.3 million related to accrued interest.  As a result of these repurchases, we recorded a net gain from the extinguishment of debt in the amount of $0.7 million.

Income Taxes

Income tax provision for the quarter ended March 31, 2008 was $0.9 million compared to $1.5 million in the first quarter of 2007, primarily as a result of the decrease in the FIN 48 reserve relating to foreign unrecognized tax benefits. The 2008 provision for income taxes included $0.6 million relating to our foreign operations which continue to be profitable, and $0.3 million relating to our domestic operations.  Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future.  The 2007 provision for income taxes included $1.2 million relating to our foreign operations and $0.3 million relating to our domestic operations.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions and capital expenditures. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Net cash provided by operating activities	$326	$3,774
Net cash used in investing activities	(3,051)	(1,620)
Net cash used in financing activities	(56)	(54,324)
Effect of exchange rates on cash and cash equivalents	127	(307)
Net change in cash and cash equivalents	(2,654)	(52,477)
Cash and cash equivalents at beginning of period	117,083	147,046
Cash and cash equivalents at end of period	$114,429	$94,569

We had a net decrease in cash of $2.7 million during the three months ended March 31, 2008. Cash provided by operations was $0.3 million for this period, as compared to cash provided by operations of $3.8 million for the comparable 2007 period. Net (loss) income adjusted for non-cash items provided operating cash flows of $6.5 million for the three months ended March 31, 2008, compared to $7.6 million for the comparable 2007 period. Net cash provided by operations for the three months ended March 31, 2008 was impacted by a net change in net operating assets and liabilities of $6.2 million. Inventories increased by approximately $6.3 million, principally for process equipment systems scheduled to ship in future quarters.  Accounts receivable decreased $1.9 million during the three months ended March 31, 2008, due to lower volume when compared to the fourth quarter of 2007.  Accrued expenses and other current liabilities decreased $4.6 million during the three months ended March 31, 2008, due primarily to a decrease in customer deposits upon recognition of revenue, as well as the payout of 2007 incentive compensation and sales commissions during the first quarter of 2008.

For the three months ended March 31, 2007, we had a net decrease in cash of $52.5 million, primarily due to the repurchase of $56.0 million of our 4.125% convertible subordinated notes due 2008. Cash provided by operations was $3.8 million for the 2007 period, driven by net income adjusted for non-cash items, providing operating cash flows of $7.6 million, offset by a decrease in net operating assets and liabilities of $3.8 million.

Cash used in investing activities of $3.1 million for the three months ended March 31, 2008 resulted primarily from capital expenditures. During the remainder of 2008, we expect to invest an additional $11.5 million in capital projects primarily related to engineering equipment and lab tools used in producing, testing and process development for our products and enhanced manufacturing facilities. Cash used in investing activities of $1.6 million for the three months ended March 31, 2007 resulted primarily from capital expenditures of $1.8 million, partially offset by $0.2 million in proceeds from the sale of property, plant, and equipment.

Cash used in financing activities for the three months ended March 31, 2008 totaled $0.1 million, consisting of $0.2 million in mortgage payments, offset by proceeds from stock issuances resulting from stock option exercises. Cash used in financing activities for the three months ended March 31, 2007 totaled $54.3 million, which consisted of $54.9 million primarily used to repurchase a portion of our outstanding convertible subordinated notes, as discussed below, partially offset by $0.6 million from the issuance of common stock resulting from the exercise of employee stock options.

During the first quarter of 2007, we repurchased $56.0 million of our 4.125% convertible subordinated notes due 2008, for $55.1 million (including accrued interest) in cash which reduced the amount of convertible subordinated notes outstanding from $200.0 million to $144.0 million.  As a result of these repurchases, we recorded a net gain of $0.7 million.  We may engage in similar transactions in the future depending on market conditions, our cash position and other factors

During the second quarter of 2007, we issued new convertible subordinated notes pursuant to privately negotiated exchange agreements with certain holders of the original 4.125% convertible subordinated notes.  Under these agreements, such holders agreed to exchange $118.8 million aggregate principal amount of the Old Notes for approximately $117.8 million aggregate principal amount of New Notes due April 15, 2012. Following the exchange transactions, approximately $25.2 million of the Old Notes remained outstanding.  No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes.

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

During the third quarter of 2007, we entered into the New Credit Agreement with HSBC Bank, as administrative agent, which amends and restates, and effectively replaces, the Prior Credit Agreement, among us and HSBC and four other banks, which was set to expire on March 15, 2008.  The New Credit Agreement provides for borrowings of up to $100.0 million with an annual interest rate that is a floating rate equal to the prime rate of the agent bank. A LIBOR-based interest rate option is also provided. Borrowings may be used for general corporate purposes, including working capital requirements and acquisitions.  The New Credit Agreement contains certain restrictive covenants, and we are required to satisfy certain financial tests under the New Credit Agreement substantially similar to those of the Prior Credit Agreement.  As of March 31, 2008, we are in compliance with all covenants.  Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the New Credit Agreement.  The revolving credit facility under the New Credit Agreement expires on March 31, 2012.  As of March 31, 2008 and December 31, 2007, there were no borrowings or unsecured letters of credit outstanding.

We believe that existing cash balances together with cash generated from operations and amounts available under the New Credit Agreement will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations. We believe we will be able to meet our obligation to repay the $25.2 million outstanding Old Notes that mature on December 21, 2008 and the $117.8 million outstanding New Notes that mature on April 15, 2012 through combination of conversion of the notes outstanding, refinancing, cash generated from operations, and other means.

In 2006, we invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation (“Fluens”), of which 31% is owned by one of our Senior Vice Presidents.  Veeco and Fluens have jointly developed a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions by May 2009, we will be obligated to purchase the balance of the outstanding stock of Fluens for $3.5 million plus an earn-out payment to Fluens’ other stockholders based on future performance.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Annual Report on Form 10-K.

Application of Critical Accounting Policies

General:  Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible assets and other long-lived assets, income taxes, warranty obligations, restructuring costs and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, warranty costs, the accounting for income taxes, and share-based compensation to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  We recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. We recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured.   For products produced according to our published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer's specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer's specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.  For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying condensed consolidated balance sheets. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

Inventory Valuation:  Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of management's estimated usage for the next 12 month's requirements is written down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

Goodwill and Indefinite-Lived Intangible Asset Impairment:  We have significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of our goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required to record impairment charges for those assets not previously recorded. During the fourth quarter of 2007, as required, we performed an annual impairment test, and based upon the judgment of management, it was determined that no impairment exists.

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

In the fourth quarter of 2007, management initiated a plan to discontinue certain product lines that were not consistent with the current view of the business.  We identified and wrote off certain fixed assets associated with these product lines and recorded an asset impairment charge of $1.1 million in the fourth quarter of 2007.   An asset impairment charge of $0.3 million was taken during the first quarter of 2008, primarily for leasehold improvements and furniture and fixtures abandoned in connection with the consolidation and relocation of our Corporate headquarters into our Plainview, New York facility.

Warranty Costs:  We estimate the costs that may be incurred under the warranty we provide and record a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. Our warranty obligation is affected by product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. As our customer engineers and process support engineers are highly trained and deployed globally, labor availability is a significant factor in determining labor costs. The quantity and availability of critical replacement parts is another significant factor in estimating warranty costs. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required.

Income Taxes:  As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. The carrying value of our deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of net operating loss and tax credit carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

At March 31, 2008, we had a valuation allowance of approximately $73.5 million against substantially all of our domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  The valuation allowance was calculated in accordance with the provisions of SFAS 109, which places primary importance on our historical results of operations. Although our operating results in prior years were significantly affected by restructuring and other charges, our historical losses and the loss incurred in 2007 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If we are able to realize part or all of the deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

In July 2006, the FASB issued FIN 48, which became effective for us on January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained under examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Share-Based Compensation:  We account for our share-based compensation in accordance with SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Additionally, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing consolidated net operating cash flows and increasing consolidated net financing cash flows in periods after adoption. For the three months ended March 31, 2008, we did not recognize any consolidated financing cash flows for such excess tax deductions.

Under SFAS 123(R), we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the grant date, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates. We use an expected stock-price volatility assumption that is a combination of both historical and implied volatilities of the underlying stock, which is obtained from public data sources. We consider the exercise behavior of past grants and model the pattern of aggregate exercises in determining the expected weighted-average option life.

Recent Accounting Pronouncements

On February 12, 2008, the FASB issued FSP 157-2.  FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Currently we believe the impact of the adoption of FSP 157-2 in 2009 will be on our disclosures only.

In December 2007, the FASB issued SFAS 141(R) and SFAS 160.   Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions.  SFAS 141(R) also changes the accounting treatment for certain other items that relate to business combinations. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The purpose of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  The most significant provisions of this statement result in changes to the presentation of noncontrolling interests in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement will impact the manner in which we present noncontrolling interests, but will not impact our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 67.7% of our total net sales for the three months ended March 31, 2008, and 64.5% for the comparable 2007 period. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 16.6% of our total net sales for the three months ended March 31, 2008, and 20.3% for the comparable 2007 period.

The condensed consolidated results of operations for the three months ended March 31, 2008 include aggregate foreign currency gains of approximately $0.1 million, which were net of losses of approximately $0.3 million related to forward contracts.  For the three months ended March 31, 2007, the results include aggregate foreign currency losses of approximately $0.1 million, which included losses of approximately $0.1 million related to forward contracts.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit are the Japanese Yen and the Euro. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $2.8 million for the three months ended March 31, 2008. On March 27, 2008 we entered into forward contracts for the month of April for the notional amount of approximately $3.9 million.  The fair value of the contract at inception was zero, which did not significantly change at March 31, 2008.  We do not anticipate any significant future loss from fluctuations in currency exchange rates, as our hedging strategy is designed to minimize the risk of such fluctuations.

Assuming first quarter 2008 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

Item 4. Controls and Procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the CEO and Chief Financial Officer (“CFO”), as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

We have implemented new company-wide integrated applications software.  As of April 1, 2008, we have completed the conversion to this new platform in all of Veeco’s business locations. As a result, certain changes have been made to our internal controls, which management believes will strengthen our internal control structure.  There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Three shareholder derivative lawsuits were filed against our directors and certain of our officers in March and April of 2005 in federal court in the Southern District of New York.  The plaintiffs in the consolidated derivative action asserted that our directors and certain of our officers breached fiduciary duties in connection with improper accounting transactions which we had discovered at our TurboDisc business unit which led to the restatement in March 2005 of our financial statements for the quarterly periods and nine months ended September 30, 2004.  On November 5, 2007, we entered into a Memorandum of Understanding to settle and fully resolve the consolidated shareholder derivative action for a payment of approximately $0.5 million and for our agreement to adopt certain changes to our Corporate Governance Guidelines.  The settlement was approved by the Court on March 28, 2008.  Insurance proceeds covered the settlement amount and legal expenses related to the settlement.  The settlement dismissed all pending claims against us and the other defendants with no admission or finding of wrongdoing by us or any of the other defendants, and Veeco and the other defendants received a full release of all claims pending in the litigation.  This settlement, together with the earlier settlement of the related securities class action lawsuit as described in our Annual Report on Form 10-K for the year ended December 31, 2007, concludes the litigation which arose from the restatement of our financial statements in March 2005.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Letter Agreement dated January 11, 2008 between Veeco Instruments Inc. and Mark R. Munch	Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.33

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.		*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.		*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.		*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.		*

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 30, 2008

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler
Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr.
Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Letter Agreement dated January 11, 2008 between Veeco Instruments Inc. and Mark R. Munch	Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.33

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.		*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.		*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.		*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.		*

*                                         Filed herewith