Form 10-Q
period 2008-06-30
VEECO INSTRUMENTS INC
filed 2008-07-31
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐  No ☒

32,165,513 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 29, 2008.

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$114,449	$98,769	$216,756	$197,935
Cost of sales	66,719	56,524	126,400	111,995
Gross profit	47,730	42,245	90,356	85,940
Operating expenses:
Selling, general, and administrative expense	24,311	23,818	46,939	46,624
Research and development expense	15,145	15,903	29,871	31,292
Amortization expense	2,426	2,368	4,382	6,277
Restructuring expense	—	1,445	2,875	1,445
Asset impairment charge	—	—	285	—
Other income, net	(382)	(279)	(378)	(426)
Total operating expenses	41,500	43,255	83,974	85,212
Operating income (loss)	6,230	(1,010)	6,382	728
Interest expense, net	969	772	1,861	1,591
Gain on extinguishment of debt	—	—	—	(738)
Income (loss) before income taxes and noncontrolling interest	5,261	(1,782)	4,521	(125)
Income tax provision	1,129	1,042	2,048	2,536
Noncontrolling interest	(70)	(229)	(146)	(359)
Net income (loss)	$4,202	$(2,595)	$2,619	$(2,302)

Income (loss) per common share:
Net income (loss) per common share	$0.13	$(0.08)	$0.08	$(0.07)
Diluted net income (loss) per common share	$0.13	$(0.08)	$0.08	$(0.07)

Weighted average shares outstanding	31,255	30,926	31,197	30,912
Diluted weighted average shares outstanding	31,590	30,926	31,435	30,912

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,644	$117,083
Accounts receivable, less allowance for doubtful accounts of $985 in 2008 and $984 in 2007	76,413	75,207
Inventories	115,025	98,594
Prepaid expenses and other current assets	6,741	8,901
Deferred income taxes	2,808	2,649
Total current assets	310,631	302,434
Property, plant, and equipment at cost, net	66,458	66,142
Goodwill	101,828	100,898
Purchased technology, less accumulated amortization of $75,224 in 2008 and $72,481 in 2007	35,809	36,107
Other intangible assets, less accumulated amortization of $32,268 in 2008 and $29,886 in 2007	27,812	23,540
Other assets	221	213
Total assets	$542,759	$529,334
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$37,091	$36,639
Accrued expenses	65,532	60,201
Deferred profit	2,890	3,250
Income taxes payable	1,086	2,278
Current portion of long-term debt	25,422	25,550
Total current liabilities	132,021	127,918
Deferred income taxes	4,673	3,712
Long-term debt	120,939	121,035
Other non-current liabilities	2,514	1,978

Noncontrolling interest	868	1,014

Total shareholders’ equity	281,744	273,677
Total liabilities and shareholders’ equity	$542,759	$529,334

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities
Net income (loss)	$2,619	$(2,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,503	13,459
Deferred income taxes	962	447
Net gain on extinguishment of long-term debt	—	(738)
Non-cash compensation expense for stock options and restricted stock	3,623	2,046
Noncontrolling interest	(146)	(359)
Non-cash asset impairment charge	285	—
Gain on sale of property, plant, and equipment	(62)	(81)
Other, net	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	3,314	21,128
Inventories	(11,135)	(4,002)
Accounts payable	(533)	(2,425)
Accrued expenses, deferred profit, and other current liabilities	(1,069)	(4,615)
Other, net	1,097	(1,919)
Net cash provided by operating activities	10,455	20,639

Investing activities
Capital expenditures	(7,076)	(5,876)
Payments for net assets of business acquired, net of cash acquired	(10,855)	—
Proceeds from sale of property, plant, and equipment	99	304
Net cash used in investing activities	(17,832)	(5,572)

Financing activities
Proceeds from stock issuances	669	2,131
Repayments of long-term debt	(224)	(54,998)
Other	(607)	(1,316)
Net cash used in financing activities	(162)	(54,183)
Effect of exchange rate changes on cash and cash equivalents	100	149
Net decrease in cash and cash equivalents	(7,439)	(38,967)
Cash and cash equivalents at beginning of period	117,083	147,046
Cash and cash equivalents at end of period	$109,644	$108,079

Non-cash investing and financing activities
Exchange of convertible subordinated notes	$—	$118,766
Transfers from property, plant, and equipment to inventory	$385	$402

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Net Income (Loss) Per Common Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Weighted average shares outstanding	31,255	30,926	31,197	30,912
Dilutive effect of stock options and restricted stock awards and units	335	—	238	—
Diluted weighted average shares outstanding	31,590	30,926	31,435	30,912

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period.

During the three-month and six-month periods ended June 30, 2008, options to purchase 3.8 million shares of common stock (at prices ranging from $18.26 to $72.00 per share) and options to purchase 5.0 million shares of common stock (at prices ranging from $16.93 to $72.00 per share), respectively, were excluded from the computation of diluted earnings per share due to exercise prices that exceeded the average market price of our common stock for the period. During the three-month and six-month periods ended June 30, 2007, options to purchase 5.9 million shares of common stock (at prices ranging from $0.27 to $72.00 per share) in both periods were excluded from the computation of diluted earnings per share due to the net loss sustained for the period, which caused their effect to be antidilutive.

During the second quarter of 2007, we exchanged $118.8 million of our unsecured 4.125% convertible subordinated notes due December 2008 (the “Old Notes”) for $117.8 million of a new series of 4.125% convertible subordinated notes (the “New Notes”) due April 15, 2012.   The effect on diluted shares of the assumed conversion of the Old Notes was approximately 1.5 million and 3.0 million common equivalent shares for the three and six months ended June 30, 2007, respectively.  The converted shares were anti-dilutive and, therefore, were not included in the weighted shares outstanding for the three months and six months ended June 30, 2007.  The exchange of the Old Notes for the New Notes, together with $56 million in repurchases of Old Notes during the first quarter of 2007 reduced the effect of the assumed conversion of the Old Notes, which was calculated using the “if converted” method of accounting.  For the three months and six months ended June 30, 2008, the weighted-average effect on diluted shares of the assumed conversion of the remaining $25.2 million of Old Notes is approximately 0.7 million shares in each period.

The New Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount in cash.  Under the terms of the New Notes, we may pay the principal amount of converted New Notes in cash or in shares of common stock.  We have indicated that we intend to pay such amounts in cash.  Using the treasury stock method, the impact of the assumed conversion of the New Notes is anti-dilutive for the three months and six months ended June 30, 2008 and 2007, as the average stock price was below the conversion price of $27.23 for each period.  The effect of the assumed converted shares is dependent on the stock price at the time of the conversion.  The maximum number of common equivalent shares issuable upon conversion is approximately 6.0 million.  See Note 8 for further details on our debt.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically excluded from the scope of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument–by–instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings.

Effective January 1, 2008, we adopted SFAS 157 and SFAS 159.  Since we do not have any financial assets and liabilities that are required to be recorded at fair value, the only impact of these adoptions will be on the disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments in our Annual Report on Form 10-K for the year ending December 31, 2008.

Recent Accounting Pronouncements

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS 160”).   Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions.  SFAS 141(R) also changes the accounting treatment for certain other items that relate to business combinations. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The purpose of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  The most significant provisions of this statement result in changes to the presentation of noncontrolling interests in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement will impact the manner in which we present noncontrolling interests, but will not impact our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).

The guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  FSP APB 14-1 will require issuers of convertible debt that can be settled in cash to separately account for (i.e. bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity.  The liability portion, which represents the fair value of the debt without the conversion feature, will be accreted to its face value over the life of the debt using the effective interest method, with the accretion expense recorded to interest.  FSP APB 14-1 will be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. We expect the adoption of FSP APB 14-1 to have a material effect on our consolidated financial position, results of operations, and earnings per share.  Effective on the date of issuance of the New Notes, we will reclassify approximately $16.3 million from long-term debt to additional paid-in capital, and as of the adoption of FSP APB 14-1 in the beginning of 2009, our accumulated deficit will reflect approximately $4.3 million of debt accretion that occurred between the issuance date of the New Notes and the adoption date. Approximately $3.1 to $3.6 million of additional interest expense will be recorded annually from the adoption date through the maturity date of the convertible debt. This interest expense will not require the use of cash.

Note 2—Acquisition of Mill Lane Engineering

On May 22, 2008, we acquired Mill Lane Engineering Co., Inc. (“Mill Lane”), a privately held manufacturer of web coating systems for flexible solar panels, for a purchase price of $11.0 million plus $0.7 million in acquisition-related fees, and plus potential future earn-out payments of up to $19.0 million (representing additional purchase price) contingent upon the future achievement of certain operating performance criteria.  Mill Lane is based in Lowell, Massachusetts and has approximately 20 employees.  Mill Lane has been renamed Veeco Solar Equipment Inc. (“Veeco Solar”), and its financial results are included in our LED & Solar Process Equipment segment (see Note 5) as of the acquisition date.  We have determined that this acquisition does not constitute a material business combination, and therefore, we are not including pro forma financial statements in this report.

Note 3—Share-Based Payments

Stock Option and Restricted Stock Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period in accordance with FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).  The following compensation expense was included in the condensed consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Share-based compensation expense	$2,014	$1,257	$3,623	$2,046

As of June 30, 2008, the total unrecognized compensation cost related to nonvested stock awards and stock option awards is $13.7 million and $9.2 million, respectively.  The related weighted average period over which we expect that such unrecognized compensation costs will be recognized as expense is approximately 2.5 years for the nonvested stock awards and 2.6 years for option awards.

During the second quarter of 2008, we granted to certain key employees 259,670 shares of restricted common stock, 20,150 restricted stock units, and 1,115,032 stock options.  The stock options will vest over a three-year period.  The majority of the restricted stock awards and units will vest at the end of the fifth year after issuance, with early vesting possible based on the Company’s attainment of certain performance measures.  Additionally, we granted 35,000 shares of restricted common stock, which vest over a one-year period, to the non-employee members of the Board of Directors in May 2008.

A summary of our restricted stock awards including restricted stock units as of and for the six months ended June 30, 2008, is presented below:

	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	680	$19.50
Granted	360	17.34
Vested	(182)	19.60
Forfeited (including cancelled awards)	(11)	18.92
Nonvested at June 30, 2008	847	18.57

A summary of our stock option plans as of and for the six months ended June 30, 2008, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	5,672	$23.04
Granted	1,165	17.39
Exercised	(57)	11.71
Forfeited (including cancelled options)	(457)	28.01
Outstanding at June 30, 2008	6,323	21.73	$2,314	3.5
Options exercisable at June 30, 2008	4,486	23.20	$2,172	2.2

Note 4—Balance Sheet Information

Inventories

Inventories have been determined by lower of cost (principally first-in, first-out) or market.  Inventories consist of (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$61,089	$58,157
Work in process	37,032	27,330
Finished goods	16,904	13,107
	$115,025	$98,594

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

	Six months ended June 30,
	2008	2007
Balance at beginning of period	$6,502	$7,118
Warranties issued during the period	3,003	2,628
Settlements made during the period	(2,329)	(3,141)
Balance at end of period	$7,176	$6,605

Note 5—Segment Information

In 2008, we began to manage the business, review operating results and assess performance, as well as allocate resources, based upon three separate reporting segments to more accurately reflect the market focus of each business.  The Light Emitting Diode (“LED”) & Solar Process Equipment segment consists of the metal organic chemical vapor deposition (“MOCVD”) and molecular beam epitaxy (“MBE”) products primarily sold to customers in the high-brightness light emitting diode (“HB-LED”), solar, and wireless industries, as well as web coaters for flexible photovoltaic applications. This segment has production facilities in Somerset, New Jersey, St. Paul, Minnesota, and Lowell, Massachusetts. The Data Storage Process Equipment segment consists of the ion beam etch, ion beam deposition, diamond like carbon, physical vapor deposition, and dicing and slicing products (collectively Ion Beam and Slider products) sold primarily to customers in the data storage industry.  This segment has production facilities in Plainview, New York, Ft. Collins, Colorado, and Camarillo, California.  The Metrology segment consists of products that are used to provide critical surface measurements on items such as semiconductor devices and thin film magnetic heads (“TFMHs”), as well as biological, nanoscience, and material science samples, and includes our broad line of atomic force microscopes, optical interferometers and stylus profilers sold to customers in the semiconductor and data storage industries and thousands of research facilities and scientific centers. This segment has production facilities in Camarillo and Santa Barbara, California and Tucson, Arizona.

Prior to 2008, we managed the business based on two segments, Process Equipment and Metrology.  The Process Equipment segment combined the ion beam etch, ion beam deposition, diamond like carbon, physical vapor deposition, and dicing and slicing products with the MOCVD and MBE technologies. This change in segment composition was based upon management’s view that the business segments should coincide more precisely with the markets in which each segment sells its products.  The Metrology segment has remained unchanged.  The prior year segment financial information presented below has been conformed to the current period presentation.

We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items (“EBITA”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes EBITA reports baseline performance and thus provides useful information. Certain items include restructuring expenses, asset impairment charges, and debt-related gains. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reporting segments and a reconciliation of EBITA to income (loss) before income taxes and noncontrolling interest for the three months and six months ended June 30, 2008 and 2007, and goodwill and total assets as of June 30, 2008 and December 31, 2007 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three months ended June 30, 2008
Net sales	$45,090	$36,762	$32,597	$—	$114,449
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$8,732	$5,178	$(1,250)	$(4,004)	$8,656
Interest expense, net	—	—	—	969	969
Amortization expense	967	952	394	113	2,426
Income (loss) before income taxes and noncontrolling interest	$7,765	$4,226	$(1,644)	$(5,086)	$5,261

Three months ended June 30, 2007
Net sales	$27,957	$32,059	$38,753	$—	$98,769
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$3,812	$1,570	$388	$(2,967)	$2,803
Interest expense, net	—	—	—	772	772
Amortization expense	959	951	325	133	2,368
Restructuring expense	—	—	1,352	93	1,445
Income (loss) before income taxes and noncontrolling interest	$2,853	$619	$(1,289)	$(3,965)	$(1,782)

Six months ended June 30, 2008
Net sales	$87,221	$60,841	$68,694	$—	$216,756
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$17,330	$3,707	$573	$(7,686)	$13,924
Interest expense, net	—	—	—	1,861	1,861
Amortization expense	1,453	1,904	800	225	4,382
Restructuring expense	7	124	190	2,554	2,875
Asset impairment charge	—	—	—	285	285
Income (loss) before income taxes and noncontrolling interest	$15,870	$1,679	$(417)	$(12,611)	$4,521

Six months ended June 30, 2007
Net sales	$50,364	$67,741	$79,830	$—	$197,935
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$5,591	$4,002	$4,410	$(5,553)	$8,450
Interest expense, net	—	—	—	1,591	1,591
Amortization expense	3,282	1,902	736	357	6,277
Restructuring expense	—	—	1,352	93	1,445
Gain on extinguishment of debt	—	—	—	(738)	(738)
Income (loss) before income taxes and noncontrolling interest	$2,309	$2,100	$2,322	$(6,856)	$(125)

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total

As of June 30, 2008
Goodwill	$42,083	$30,377	$29,368	$—	$101,828
Total assets	146,821	149,670	119,017	127,251	542,759

As of December 31, 2007
Goodwill	$41,153	$30,377	$29,368	$—	$100,898
Total assets	121,326	144,944	121,060	142,004	529,334

Corporate total assets are comprised principally of cash and cash equivalents and property and equipment at June 30, 2008 and December 31, 2007.

Note 6—Income Taxes

We adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of adopting FIN 48, we recognized a $0.8 million increase to our reserves for uncertain tax positions during the first quarter of 2007, which was recorded as an increase to the January 1, 2007 accumulated deficit balance.  At the adoption date of January 1, 2007, we had approximately $2.3 million of unrecognized tax benefits, including the cumulative effect increase to our reserve for uncertain tax positions.  For the year ended December 31, 2007, we released approximately $0.4 million of the reserve relating to foreign unrecognized tax benefits.  As a result, we had $1.9 million of unrecognized tax benefits at December 31, 2007.  For the six months ended June 30, 2008, our reserve for unrecognized tax benefits decreased by approximately $0.4 million primarily due to the expiration of the statute of limitations relating to certain foreign tax positions.  As a result, we had $1.5 million of unrecognized tax benefits at June 30, 2008, all of which relate to positions taken on our foreign tax returns and represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions.  All material federal, state, local, and foreign income tax matters have been concluded for years through 2002 subject to subsequent utilization of net operating losses generated in such years.

We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $0.4 million as of June 30, 2008.

Note 7—Comprehensive Income

Total comprehensive income for the three months and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income (loss)	$4,202	$(2,595)	$2,619	$(2,302)
Foreign currency translation	(1,270)	(419)	1,763	(94)
Total comprehensive income	$2,932	$(3,014)	$4,382	$(2,396)

Note 8—Debt

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

Credit Agreement

During the third quarter of 2007, we entered into a Credit Agreement with HSBC Bank USA, National Association, as administrative agent (“HSBC”), and the lenders named therein (the “New Credit Agreement”).  The New Credit Agreement amended and restated, and effectively replaced, the prior Credit Agreement, dated as of March 15, 2005, among Veeco, HSBC and the lenders named therein (the “Prior Credit Agreement”).  The Prior Credit Agreement was set to expire on March 15, 2008.  The New Credit Agreement provides for revolving credit borrowings of up to $100.0 million. As of June 30, 2008 and December 31, 2007, there were no borrowings outstanding.  Interest expense associated with the credit agreement recorded during the six months ended June 30, 2008 was $0.1 million, of which the majority is included in accrued expenses as of June 30, 2008.

Note 9 — Commitments, Contingencies and Other Matters

Restructuring Expenses

During 2007, management initiated a profit improvement plan, resulting in severance costs for approximately 90 employees, or approximately 7.5% of our employees, which included management, administration, and manufacturing employees companywide.  Furthermore, we took additional measures to improve profitability, including a reduction of discretionary expenses, realignment of our sales organization to more closely match current market and regional opportunities, and consolidation of certain engineering groups within our data storage business, which included the discontinuation of two products. In conjunction with these activities, we recognized a restructuring charge of approximately $6.7 million during 2007.

During the first quarter of 2008, we consolidated our Corporate headquarters into our Plainview, New York location.  As a result, we incurred an additional restructuring charge, representing the remaining lease rentals and estimated property taxes for the facility we vacated, offset by the estimated expected sublease income to be received.  We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the liability.  We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates.  The assumptions are based on management’s best estimates, and will be adjusted periodically if better information is obtained.  During the second quarter of 2008, we did not incur any additional restructuring charges.  Restructuring expenses for the three months and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Lease-related costs	$—	$—	$2,554	$—
Personnel severance costs	—	1,445	321	1,445
Total restructuring expense	$—	$1,445	$2,875	$1,445

The following is a reconciliation of the liability for the restructuring charge from inception through June 30, 2008 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-Term Liability
2007 Activity
Personnel severance charges	$34	$658	$1,153	$2,469	$4,314
Purchase order commitments	—	1,840	—	—	1,840
Total charged to accrual (1)	34	2,498	1,153	2,469	6,154

Cash payments	(17)	(435)	(751)	(633)	(1,836)
Balance as of December 31, 2007	17	2,063	402	1,836	4,318

2008 Activity
Lease-related costs	—	—	—	971	971
Personnel severance charges	7	124	190	—	321
Total charged to accrual	7	124	190	971	1,292

Reclassification from long-term liability	—	—	—	236	236
Cash payments	(12)	(1,262)	(396)	(1,134)	(2,804)
Balance as of June 30, 2008	$12	$925	$196	$1,909	$3,042

Long-Term Liability
2008
Lease-related costs	$—	$—	$—	$1,583	$1,583

Reclassification to short-term liability	—	—	—	(236)	(236)

Balance as of June 30, 2008	$—	$—	$—	$1,347	$1,347

(1)   In 2007, a charge of $0.6 million for the modification of stock options was recorded as part of a termination agreement with each of five key employees as an increase to additional paid-in capital.  No such charge was recorded in 2008.

The balance of the restructuring accrual is expected to be paid over the next thirty-six months, or the remaining life of the lease for the former Corporate headquarters.  During the third quarter of 2008, we expect to incur an additional $3.7 million charge related to the expense associated with the mutually agreed-upon termination of the employment agreement with Veeco’s former CEO following the successful completion of the CEO transition, as well as a $0.7 million charge for the remaining lease payments on one of our Metrology facilities and additional severance costs for employees in our Metrology business.

In addition to restructuring expenses, during the first quarter of 2008, we recorded a $0.3 million asset impairment charge associated with property and equipment abandoned as part of the consolidation of our Corporate headquarters into our Plainview facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We design, manufacture, market, and service enabling solutions for customers in the HB-LED, solar, data storage, semiconductor, scientific research and industrial markets.  We have leading technology positions in our three businesses:  LED & Solar Process Equipment, Data Storage Process Equipment, and Metrology.

Our LED & Solar Process Equipment products, which include MOCVD and MBE technologies, and web coaters for flexible photovoltaic applications, are used in the manufacturing of HB-LEDs and wireless devices (such as power amplifiers) and solar panels.  Our Data Storage Process Equipment products, which include ion beam etch and deposition, physical vapor deposition and other technologies, are used primarily in the manufacturing of TFMHs for the data storage industry.  Our Metrology equipment is used to provide critical surface measurements in research and production environments. In production, our equipment allows customers, such as those in semiconductor and data storage, to monitor their products throughout the manufacturing process in order to improve yields, reduce costs, and improve product quality. We also sell our broad line of atomic force microscopes (“AFMs”), scanning probe microscopes (“SPMs”), optical interferometers, and stylus profilers to thousands of universities, research facilities and scientific centers worldwide to enable a variety of nanotechnology related research.

We currently maintain facilities in Arizona, California, Colorado, Minnesota, New Jersey, New York, and Massachusetts, with sales and service locations around the world.

During 2007, management established a profit improvement plan, resulting in a 7.5% reduction in our employment levels, a reduction of discretionary expenses, the realignment of our sales organization to match more closely current market and regional opportunities, and the consolidation of certain engineering groups within our data storage business, which included the discontinuation of two products.  In conjunction with these activities, we recognized a restructuring charge of approximately $6.7 million during the year ended December 31, 2007, as well as an inventory write-off of $4.8 million and an asset impairment charge of $1.1 million.  During the first quarter of 2008, we incurred additional restructuring and asset impairment charges of $3.2 million, primarily due to the consolidation and relocation of our Corporate headquarters into our Plainview, New York location. In 2008, we have begun to see the positive impact of these restructuring activities on our profitability.

Highlights of the Second Quarter of 2008

•                  Revenue was $114.4 million, a 16% increase over the second quarter of 2007.

•                  Orders were $136.5 million, up 21% from the second quarter of 2007.

•                  Net income was $4.2 million, or $0.13 per share, compared to net loss of $(2.6) million, or $(0.08) per share, in the second quarter of 2007.

•                  Gross margins were 41.7%, compared to 42.8% in the second quarter of 2007.

•                  We completed the purchase of Mill Lane, renamed Veeco Solar Equipment Inc., expanding our solar product offerings to include web coaters for flexible photovoltaic applications. As anticipated, this acquisition did not affect our second quarter revenue or order performance.

Outlook

We expect 2008 to be a recovery year for Veeco in both revenue growth and profitability.  In mid 2007, John Peeler joined Veeco as its new Chief Executive Officer (“CEO”) and initiated a turnaround-plan focused on the following key initiatives:

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

As we navigate 2008, we are seeing growth opportunities in several of our core markets, particularly in our LED & Solar Process Equipment business.  It is our intention to significantly increase the research and development spending in this business segment to drive new product introductions. Veeco’s purchase of Mill Lane will further enable us to exploit the technology growth opportunity for Veeco in 2009 and beyond represented by the solar industry, due to our thin film process knowledge and technology capabilities. During the fourth quarter of 2007, as part of management’s profit improvement plan, we discontinued two product lines, consolidated facilities, and made other changes to our Data Storage Process Equipment business to better reflect the volume of business and growth rates in that industry.  As a result of these actions, we believe that Veeco is positioned for improved profitability while staying well-aligned to our customers’ technology requirements.  The performance of Veeco’s Data Storage business has been positively impacted by our cost cutting activities as well as some demand pull from key data storage customers who are utilizing Veeco’s products for capacity purchases and to enable their move to larger wafer sizes.

In February 2008, we provided annual guidance that revenues will grow a minimum of 10% this year to approximately $440 million based upon significant new product introductions and continued investments in technology by our customers across our various end markets.  During the second quarter of 2008, this guidance was revised to $450-$455 million in revenues to reflect the additional revenues expected from the operations of Mill Lane.  We are currently seeing strength in our LED & Solar Process Equipment and Data Storage Process Equipment businesses resulting from customer technology and capacity spending; but declines in our Metrology business due to weak semiconductor and research end market conditions.

While we currently expect our 2008 operating spending to increase due to necessary raises, incentive compensation and other variable costs, we believe that our significant cost-cutting actions in 2007 and continued cost containment focus will allow us to decrease our operating spending as a percentage of sales in 2008. In 2008, we are undergoing a significant period of transition to improve our financial performance after a disappointing 2007.  Our goal is to increase gross margins in 2008, with improvements in each of our businesses, specifically in the latter half of 2008 as revenues are forecasted to increase. We anticipate that progress in this area will continue to come from activities such as better supply chain management, including outsourcing of new products, differentiated, value-added new product introductions, and development of common hardware and software platforms.

Results of Operations:

Three Months Ended June 30, 2008 and 2007

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

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,				Dollar and Percentage
	2008		2007		Change
Net sales	$114,449	100.0%	$98,769	100.0%	$15,680	15.9%
Cost of sales	66,719	58.3	56,524	57.2	10,195	18.0
Gross profit	47,730	41.7	42,245	42.8	5,485	13.0
Operating expenses:
Selling, general, and administrative expense	24,311	21.3	23,818	24.1	493	2.1
Research and development expense	15,145	13.2	15,903	16.1	(758)	(4.8)
Amortization expense	2,426	2.1	2,368	2.4	58	2.4
Restructuring expense	—	0.0	1,445	1.5	(1,445)	(100.0)
Other income, net	(382)	(0.3)	(279)	(0.3)	103	36.9
Total operating expenses	41,500	36.3	43,255	43.8	(1,755)	(4.1)
Operating income (loss)	6,230	5.4	(1,010)	(1.0)	7,240	716.8
Interest expense, net	969	0.8	772	0.8	197	25.5
Income (loss) before income taxes and noncontrolling interest	5,261	4.6	(1,782)	(1.8)	7,043	395.2
Income tax provision	1,129	1.0	1,042	1.0	87	8.3
Noncontrolling interest	(70)	(0.1)	(229)	(0.2)	(159)	(69.4)
Net income (loss)	$4,202	3.7%	$(2,595)	(2.6)%	$6,797	261.9%

Net Sales and Orders

Net sales of $114.4 million for the three months ended June 30, 2008 were up 15.9% compared to the comparable 2007 quarter.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three Months Ended June 30,		Dollar and Percentage Change		Three Months Ended June 30,		Dollar and Percentage Change		Book-to-Bill Ratio
	2008	2007	Year to Year		2008	2007	Year to Year		2008	2007
Segment Analysis
LED & Solar Process Equipment	$45,090	$27,957	$17,133	61.3%	$52,061	$36,385	$15,676	43.1%	1.15	1.30
Data Storage Process Equipment	36,762	32,059	4,703	14.7	51,716	41,282	10,434	25.3	1.41	1.29
Metrology	32,597	38,753	(6,156)	(15.9)	32,735	34,786	(2,051)	(5.9)	1.00	0.90
Total	$114,449	$98,769	$15,680	15.9%	$136,512	$112,453	$24,059	21.4%	1.19	1.14

Regional Analysis
North America	$44,688	$31,275	$13,413	42.9%	$52,769	$39,428	$13,341	33.8%	1.18	1.26
Europe	23,142	20,593	2,549	12.4	19,131	22,091	(2,960)	(13.4)	0.83	1.07
Japan	5,989	11,251	(5,262)	(46.8)	7,809	17,057	(9,248)	(54.2)	1.30	1.52
Asia Pacific	40,630	35,650	4,980	14.0	56,803	33,877	22,926	67.7	1.40	0.95
Total	$114,449	$98,769	$15,680	15.9%	$136,512	$112,453	$24,059	21.4%	1.19	1.14

By segment, LED & Solar Process Equipment sales were up 61.3% due to an increase in end user demand and expanding applications for HB-LEDs, as well as strong customer acceptance of Veeco’s newest generation systems.  Additionally, Data Storage Process Equipment sales were up 14.7%, primarily as a result of increased volume due to the timing of customers’ requirements in the data storage industry, as well as a favorable product mix and increased capacity spending.  These increases were partially offset by a decrease in Metrology sales of 15.9%, primarily due to a slowdown in the semiconductor and research and industrial markets.  By region, net sales increased by 42.9%, 12.4% and 14.0% in North America, Europe, and Asia Pacific, respectively, and decreased by 46.8% in Japan. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the second quarter of 2008 increased by 21.4% from the comparable 2007 period. By segment, the 43.1% increase in orders for LED & Solar Process Equipment was driven by an increase in end user demand and expanding applications for HB-LEDs, as well as strong customer acceptance of Veeco’s newest generation systems.  The 25.3% increase in Data Storage Process Equipment orders was primarily due to an increase in demand from key data storage customers who are utilizing Veeco’s products to enable their move to larger wafer sizes, as well as increased capacity spending.  The 5.9% decrease in Metrology orders was due to decreased orders for AFM products due to lower demand in the semiconductor and research and industrial markets.

Our book-to-bill ratio for the second quarter of 2008, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.19.  Our backlog as of June 30, 2008 was $211.3 million, compared to $173.5 million as of December 31, 2007.  During the quarter ended June 30, 2008, we experienced an increase in backlog of $12.7 million due to the acquisition of Mill Lane, offset by order cancellations of $2.8 million.  Due to changing business conditions and customer requirements, we may continue to experience cancellations and/or rescheduling of orders.

Gross Profit

Gross profit for the quarter ended June 30, 2008, was 41.7%, compared to 42.8% in the second quarter of 2007.  Metrology gross margins decreased from 44.4% in the prior year period to 43.8%, principally due to lower sales volume and less favorable pricing for automated AFM products associated with a slowdown in the semiconductor market. Additionally, Data Storage Process Equipment gross margins decreased from 43.0% in the prior-year period to 40.2%, due to favorable warranty experience in the prior year period, as well as higher manufacturing utilization in the 2007 period compared to 2008, resulting in better absorption of fixed costs.  LED & Solar Process Equipment gross margins increased from 40.3% in the prior-year period to 41.4%, primarily due to product mix, as well as a significant increase in sales volume as compared to the prior-year period.  The aggregate decrease in gross profit resulted principally from a lower proportion of Metrology sales as well as a lower concentration of non-system sales, which both have higher average gross margins than our other products.

Operating Expenses

Selling, general and administrative expenses increased by $0.5 million, or 2.1%, from the prior-year period primarily due to increased bonus incentives and profit sharing as a result of better than budgeted performance as compared to the second quarter of 2007, and an increase in non-cash compensation expense related to stock options and shares of restricted stock.  This was partially offset by a decrease in selling expense due to decreased AFM spending. As a percentage of sales, selling, general and administrative expenses decreased from 24.1% in the second quarter of 2007 to 21.3% in the second quarter of 2008.

Research and development expense decreased $0.8 million from the second quarter of 2007, primarily due to a more focused approach to data storage product development as well as the shutdown of our research and development facility in Fremont, California, which was announced in the fourth quarter of 2007.  As a percentage of sales, research and development decreased from 16.1% in the second quarter of 2007 to 13.2% in the second quarter of 2008.

Amortization expense was $2.4 million in the second quarter of both 2008 and 2007.  Amortization decreased due to certain technology-based intangible assets becoming fully amortized; however, this was offset by amortization in the current period for intangible assets acquired as part of the acquisition of Mill Lane in the second quarter of 2008.

Restructuring expense of $1.4 million for the second quarter of 2007 consisted of personnel severance costs principally associated with our Metrology operations.  No such costs were incurred in the second quarter of 2008.

Interest Expense, Net

Net interest expense in the second quarter of 2008 was $1.0 million, compared to $0.8 million in the second quarter of 2007.  The increase in net interest expense is due to lower interest income resulting primarily from lower interest rates during the current period, compounded by lower cash balances invested.

Income Taxes

Income tax provision for the quarter ended June 30, 2008 was $1.1 million compared to $1.0 million in the second quarter of 2007. The 2008 provision for income taxes included $0.8 million relating to our foreign operations which continue to be profitable, and $0.3 million relating to our domestic operations.  Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future.  The 2007 provision for income taxes included $0.7 million relating to our foreign operations and $0.3 million relating to our domestic operations.

Six Months Ended June 30, 2008 and 2007

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended June 30,				Dollar and Percentage
	2008		2007		Change
Net sales	$216,756	100.0%	$197,935	100.0%	$18,821	9.5%
Cost of sales	126,400	58.3	111,995	56.6	14,405	12.9
Gross profit	90,356	41.7	85,940	43.4	4,416	5.1
Operating expenses:
Selling, general, and administrative expense	46,939	21.7	46,624	23.6	315	0.7
Research and development expense	29,871	13.8	31,292	15.8	(1,421)	(4.5)
Amortization expense	4,382	2.0	6,277	3.2	(1,895)	(30.2)
Restructuring expense	2,875	1.3	1,445	0.7	1,430	99.0
Asset impairment charge	285	0.1	—	0.0	285	100.0
Other income, net	(378)	(0.2)	(426)	(0.2)	(48)	(11.3)
Total operating expenses	83,974	38.7	85,212	43.1	(1,238)	(1.5)
Operating income	6,382	3.0	728	0.3	5,654	776.6
Interest expense, net	1,861	0.9	1,591	0.8	270	17.0
Gain on extinguishment of debt	—	0.0	(738)	(0.4)	(738)	(100.0)
Income (loss) before income taxes and noncontrolling interest	4,521	2.1	(125)	(0.1)	4,646	3,716.8
Income tax provision	2,048	1.0	2,536	1.3	(488)	(19.2)
Noncontrolling interest	(146)	(0.1)	(359)	(0.2)	(213)	(59.3)
Net income (loss)	$2,619	1.2%	$(2,302)	(1.2)%	$4,921	213.8%

Net Sales and Orders

Net sales of $216.8 million for the six months ended June 30, 2008 were up 9.5% compared to the comparable 2007 period.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Six Months Ended June 30,		Dollar and Percentage Change		Six Months Ended June 30,		Dollar and Percentage Change		Book-to-Bill Ratio
	2008	2007	Year to Year		2008	2007	Year to Year		2008	2007
Segment Analysis
LED & Solar Process Equipment	$87,222	$50,364	$36,858	73.2%	$90,738	$72,769	$17,969	24.7%	1.04	1.44
Data Storage Process Equipment	60,840	67,741	(6,901)	(10.2)	92,326	73,598	18,728	25.4	1.52	1.09
Metrology	68,694	79,830	(11,136)	(13.9)	62,707	71,993	(9,286)	(12.9)	0.91	0.90
Total	$216,756	$197,935	$18,821	9.5%	$245,771	$218,360	$27,411	12.6%	1.13	1.10

Regional Analysis
North America	$77,766	$66,502	$11,264	16.9%	$93,410	$73,500	$19,910	27.1%	1.20	1.11
Europe	41,029	34,955	6,074	17.4	35,014	41,176	(6,162)	(15.0)	0.85	1.18
Japan	22,743	31,147	(8,404)	(27.0)	16,779	29,795	(13,016)	(43.7)	0.74	0.96
Asia Pacific	75,218	65,331	9,887	15.1	100,568	73,889	26,679	36.1	1.34	1.13
Total	$216,756	$197,935	$18,821	9.5%	$245,771	$218,360	$27,411	12.6%	1.13	1.10

By segment, LED & Solar Process Equipment sales were up 73.2% due to an increase in end user demand and expanding applications for HB-LEDs, as well as strong customer acceptance of Veeco’s newest generation systems.  This was partially offset by a 10.2% decrease in Data Storage Process Equipment sales due to the timing of customers’ requirements in the data storage industry.  Additionally, Metrology sales decreased 13.9%, primarily due to a slowdown in the semiconductor and research and industrial markets.  By region, net sales increased by 16.9%, 17.4% and 15.1% in North America, Europe, and Asia Pacific, respectively, and decreased by 27.0% in Japan. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the six month period increased by 12.6% from the comparable 2007 period. By segment, the 24.7% increase in orders for LED & Solar Process Equipment was driven by an increase in end user demand and expanding applications for HB-LEDs, as well as strong customer acceptance of Veeco’s newest generation systems.  The 25.4% increase in Data Storage Process Equipment orders was primarily due to an increase in orders for slicing and dicing products used to create TFMHs.  The 12.9% decrease in Metrology orders was due to decreased orders for AFM products due to lower demand in the semiconductor and research and industrial markets.

Our book-to-bill ratio for the six months ended June 30, 2008 was 1.13.  Our backlog as of June 30, 2008 was $211.3 million, compared to $173.5 million as of December 31, 2007.  During the six months ended June 30, 2008, we experienced an increase in backlog of $12.7 million due to the acquisition of Mill Lane, offset by order cancellations of $4.0 million.  Due to changing business conditions and customer requirements, we may continue to experience cancellations and/or rescheduling of orders.

Gross Profit

Gross profit for the six months ended June 30, 2008, was 41.7%, compared to 43.4% in the comparable 2007 period.  Metrology gross margins decreased from 46.9% in the prior year period to 45.3%, principally due to lower sales volume and less favorable pricing for automated AFM products associated with a slowdown in the semiconductor market. Additionally, Data Storage Process Equipment gross margins decreased from 42.3% in the prior-year period to 38.3%, due to favorable warranty experience in the prior year period, as well as higher manufacturing utilization in the 2007 period compared to 2008, resulting in better absorption of fixed costs.  LED & Solar Process Equipment gross margins increased from 39.3% in the prior-year period to 41.2%, primarily due to favorable pricing on new MOCVD products and a favorable product mix in MBE products, as well as a significant overall increase in sales volume as compared to the prior-year period.  The aggregate decrease in gross profit resulted principally from a lower proportion of Metrology sales as well as a lower concentration of non-system sales, both of which have higher average gross margins than our other products.

Operating Expenses

Selling, general and administrative expenses increased by $0.3 million, or 0.7%, from the prior-year period primarily due to increased bonus incentives and profit sharing as a result of better than budgeted performance as compared to the second quarter of 2007, compounded by an increase in non-cash compensation expense related to stock options and shares of restricted stock, as well as an increase in salary and salary-related expenses associated with senior executives hired in the second half of 2007.  This was partially offset by a decrease in selling expense due to decreased AFM spending.  As a percentage of sales, selling, general and administrative expenses decreased from 23.6% in 2007 to 21.7% in 2008.

Research and development expense decreased $1.4 million from the comparable 2007 period, primarily due to a more focused approach to data storage product development.  As a percentage of sales, research and development decreased from 15.8% in 2007 to 13.8% in 2008.

Amortization expense was $4.4 million in the 2008 period, compared to $6.3 million in 2007. The decrease was driven by certain technology-based intangible assets becoming fully amortized, offset by the amortization in the current period of intangibles acquired as part of the acquisition of Mill Lane.

Restructuring expense of $2.9 million incurred in the first quarter of 2008 consists of $2.6 million in lease-related costs associated with the consolidation and relocation of our Corporate headquarters into our Plainview, New York facility, and $0.3 million of personnel severance costs relating to management’s restructuring plan announced in 2007.  Restructuring expense in 2007 of $1.4 million consisted of personnel severance costs.

An asset impairment charge of $0.3 million was taken during 2008 primarily for leasehold improvements and furniture and fixtures abandoned in connection with the consolidation and relocation of our Corporate headquarters into our Plainview, New York facility during the first quarter.  No such expense was incurred in the prior year period.

Interest Expense, Net

Net interest expense in the six-month period ended June 30, 2008 was $1.9 million, compared to $1.6 million in the comparable 2007 period.  This increase in net interest expense was due to lower interest income resulting from lower interest rates and lower average cash balances invested during the current period, offset by a decrease in interest expense resulting from the extinguishment of $56.0 million of debt during the first quarter of 2007.

Gain on Extinguishment of Debt

During the first quarter of 2007, we repurchased $56.0 million of our convertible subordinated notes, reducing the amount outstanding from $200.0 million to $144.0 million.  The repurchase amount was $55.1 million in cash, of which $54.8 million related to principal and $0.3 million related to accrued interest.  As a result of these repurchases, we recorded a net gain from the extinguishment of debt in the amount of $0.7 million in 2007.

Income Taxes

Income tax provision for the six months ended June 30, 2008 was $2.0 million compared to $2.5 million in the comparable prior year period, primarily as a result of a $0.4 million decrease in the FIN 48 reserve relating to foreign unrecognized tax benefits. The 2008 provision for income taxes included $1.4 million relating to our foreign operations which continue to be profitable, and $0.6 million relating to our domestic operations.  Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future.  The 2007 provision for income taxes included $1.9 million relating to our foreign operations and $0.6 million relating to our domestic operations.

Liquidity and Capital Resources

 Historically, our principal capital requirements have included the funding of acquisitions and capital expenditures. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Six Months Ended June 30,
	2008	2007

Net cash provided by operating activities	$10,455	$20,639
Net cash used in investing activities	(17,832)	(5,572)
Net cash used in financing activities	(162)	(54,183)
Effect of exchange rates on cash and cash equivalents	100	149
Net change in cash and cash equivalents	(7,439)	(38,967)
Cash and cash equivalents at beginning of period	117,083	147,046
Cash and cash equivalents at end of period	$109,644	$108,079

We had a net decrease in cash of $7.4 million during the six months ended June 30, 2008. Cash provided by operations was $10.5 million for this period, as compared to cash provided by operations of $20.6 million for the comparable 2007 period. Net income adjusted for non-cash items provided operating cash flows of $18.8 million for the six months ended June 30, 2008. Net cash provided by operations for the six months ended June 30, 2008 was impacted by a net change in net operating assets and liabilities of $8.3 million. This was driven by an increase in inventories of approximately $11.1 million due to an increase in finished goods for process equipment systems scheduled to ship in future quarters.

For the six months ended June 30, 2007, we had a net decrease in cash of $39.0 million, primarily due to the repurchase of $56.0 million of our 4.125% convertible subordinated notes due 2008. Cash provided by operations was $20.6 million for the 2007 period, comprised of a net loss adjusted for non-cash items, providing operating cash flows of $12.4 million, and a change in net operating assets and liabilities of $8.2 million.

Cash used in investing activities of $17.8 million for the six months ended June 30, 2008 resulted primarily from the acquisition of Mill Lane, net of cash acquired and unpaid accruals, for $10.9 million.  Capital expenditures of $7.1 million also impacted cash used in investing activities. During the remainder of 2008, we expect to invest an estimated additional $9.8 million in capital projects primarily related to engineering equipment and lab tools used in producing, testing and process development of our products and enhanced manufacturing facilities. Cash used in investing activities of $5.6 million for the six months ended June 30, 2007 resulted primarily from capital expenditures of $5.9 million, partially offset by $0.3 million in proceeds from the sale of property, plant, and equipment.

Cash used in financing activities for the six months ended June 30, 2008 totaled $0.2 million, resulting from $0.6 million in restricted stock tax withholdings and $0.2 million in mortgage payments, offset by proceeds of $0.6 million from stock issuances resulting from stock option exercises. Cash used in financing activities for the six months ended June 30, 2007 totaled $54.2 million, primarily consisting of $55.0 million used to repurchase a portion of our outstanding convertible subordinated notes (discussed below) and $1.0 million in payments for debt issuance costs, partially offset by $2.1 million from the issuance of common stock resulting from the exercise of employee stock options.

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

During the third quarter of 2007, we entered into the New Credit Agreement with HSBC Bank, as administrative agent.  The New Credit Agreement provides for borrowings of up to $100.0 million with an annual interest rate that is a floating rate equal to the prime rate of the agent bank. A LIBOR-based interest rate option is also provided. Borrowings may be used for general corporate purposes, including working capital requirements and acquisitions.  The New Credit Agreement contains certain restrictive covenants, and we are required to satisfy certain financial tests under the New Credit Agreement.  As of June 30, 2008, we are in compliance with all covenants.  Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the New Credit Agreement.  The revolving credit facility under the New Credit Agreement expires on March 31, 2012.  As of June 30, 2008 and December 31, 2007, there were no borrowings or unsecured letters of credit outstanding.

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

In 2006, we invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation (“Fluens”), of which 31% is owned by one of our Senior Vice Presidents.  Veeco and Fluens have jointly developed a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  If this development is successful and upon the satisfaction of certain additional conditions by May 2009, we will be obligated to purchase the balance of the outstanding stock of Fluens for $3.5 million plus an earn-out payment to Fluens’ stockholders based on future performance.

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

Revenue Recognition:  We recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Certain of our product sales are accounted for as multiple-element arrangements in accordance with Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. We recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured.   For products produced according to our published specifications, where no installation is required or installation is deemed perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title passes to the customer, generally upon shipment. For products produced according to a particular customer’s specifications, revenue is recognized when the product has been tested, it has been demonstrated that it meets the customer’s specifications and title passes to the customer. The amount of revenue recorded is reduced by the amount of any customer retention (generally 10% to 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. Installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment.  For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recorded for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recorded as deferred profit in the accompanying condensed consolidated balance sheets. Service and maintenance contract revenues are recorded as deferred revenue, which is included in other accrued expenses, and recognized as revenue on a straight-line basis over the service period of the related contract.

Inventory Valuation:  Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of management’s estimated usage for the next 12 month’s requirements is written down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

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

At June 30, 2008, we had a valuation allowance of approximately $70.1 million against substantially all of our domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  The valuation allowance was calculated in accordance with the provisions of SFAS 109, which places primary importance on our historical results of operations. Although our operating results in prior years were significantly affected by restructuring and other charges, our historical losses and the loss incurred in 2007 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If we are able to realize part or all of the deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

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

Share-Based Compensation:  We account for our share-based compensation in accordance with SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Additionally, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing consolidated net operating cash flows and increasing consolidated net financing cash flows in periods after adoption. For the six months ended June 30, 2008, we did not recognize any consolidated financing cash flows for such excess tax deductions.

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

In May 2008, the FASB issued FSP APB 14-1. The guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  FSP APB 14-1 will require issuers of convertible debt that can be settled in cash to separately account for (i.e. bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity.  The liability portion, which represents the fair value of the debt without the conversion feature, will be accreted to its face value over the life of the debt using the effective interest method, with the accretion expense recorded to interest.  FSP APB 14-1 will be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. We expect the adoption of FSP APB 14-1 to have a material effect on our consolidated financial position, results of operations, and earnings per share.  Effective on the date of issuance of the New Notes, we will reclassify approximately $16.3 million from long-term debt to additional paid-in capital, and as of the adoption of FSP APB 14-1 in the beginning of 2009, our accumulated deficit will reflect approximately $4.3 million of debt accretion that occurred between the issuance date of the New Notes and the adoption date. Approximately $3.1 to $3.6 million of additional interest expense will be recorded annually from the adoption date through the maturity date of the convertible debt. This interest expense will not require the use of cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 61.0% and 64.1%, respectively, of our total net sales for the three months and six months ended June 30, 2008, and 68.3% and 66.4%, respectively, for the comparable 2007 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 19.7% and 17.8% of our total net sales for the three months and six months ended June 30, 2008, respectively, and 20.6% and 20.5%, respectively, for the comparable 2007 periods.

The condensed consolidated results of operations for the three months and six months ended June 30, 2008 include aggregate foreign currency losses of less than $0.1 million and gains of approximately $0.1 million, respectively, which were net of gains of approximately $0.1 million and losses of $0.2 million, respectively, related to forward contracts.  For the three months and six months ended June 30, 2007, the results included aggregate foreign currency losses of approximately $0.2 million and $0.3 million, respectively, which included gains of less than $0.1 million and losses of approximately $0.1 million, respectively related to forward contracts.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit are the Japanese Yen and the Euro. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $1.5 million and $2.3 million, respectively, for the three months and six months ended June 30, 2008. On June 26, 2008 we entered into two forward contracts for the month of July for the total notional amount of approximately $1.6 million.  The fair values of the contracts at inception were zero, which did not significantly change at June 30, 2008.  We do not anticipate any significant future loss from fluctuations in currency exchange rates, as our hedging strategy is designed to minimize the risk of such fluctuations.

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

We have implemented new company-wide integrated applications software.  As of April 1, 2008, we have completed the conversion to this new platform in all of Veeco’s business locations other than at the Mill Lane location, which was recently acquired by Veeco. As a result, certain changes have been made to our internal controls, which management believes will strengthen our internal control structure.  There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Item 3. Legal Proceedings in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1 Legal Proceedings in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 2, 2008.  The matters voted on at the meeting were:  (a) the election of three directors:  (i) Joel A. Elftmann, (ii) John R. Peeler and (iii) Peter J. Simone; and (b) ratification of the Board’s appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.  The terms of each of the following directors continued after the meeting:  Edward H. Braun, Richard A. D’Amore, Heinz K. Fridrich, Douglas A. Kingsley, Roger D. McDaniel and Irwin H. Pfister.  As of the record date for the meeting, there were 31,879,935 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting.  Each of the directors up for reelection was reelected and the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was ratified by the required number of votes on each such matter.  The results of the voting were as follows:

Matter	For	Withheld
(a)(i)	21,128,950	2,986,797
(a)(ii)	21,128,114	2,987,633
(a)(iii)	21,008,210	3,107,537

Matter	For	Against	Abstained	Broker Non-Votes
(b)	23,624,958	465,021	25,770	—

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Service Agreement effective July 24, 2008 between Edward H. Braun and Veeco Instruments Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 30, 2008

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler
Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Service Agreement effective July 24, 2008 between Edward H. Braun and Veeco Instruments Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*	Filed herewith