Form 10-Q
period 2008-09-30
VEECO INSTRUMENTS INC
filed 2008-10-29
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

32,187,122 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on October 27, 2008.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

•                  The recent turmoil in the world’s credit markets may have a protracted adverse impact on capital spending in the markets we serve and, as a result, could have a material adverse effect on our business and our results of operations.

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$115,709	$97,718	$332,465	$295,653
Cost of sales	69,626	61,824	196,026	173,819
Gross profit	46,083	35,894	136,439	121,834
Operating expenses:
Selling, general, and administrative expense	23,589	22,723	70,528	69,347
Research and development expense	15,302	15,049	45,173	46,341
Amortization expense	3,148	1,959	7,530	8,236
Restructuring expense	4,120	529	6,995	1,974
Asset impairment charge	—	—	285	—
Other income, net	(213)	(179)	(591)	(605)
Total operating expenses	45,946	40,081	129,920	125,293
Operating income (loss)	137	(4,187)	6,519	(3,459)
Interest expense, net	1,052	665	2,913	2,256
Gain on extinguishment of debt	—	—	—	(738)
(Loss) income before income taxes and noncontrolling interest	(915)	(4,852)	3,606	(4,977)
Income tax provision	812	954	2,860	3,490
Noncontrolling interest	(54)	(123)	(200)	(482)
Net (loss) income	$(1,673)	$(5,683)	$946	$(7,985)

(Loss) income per common share:
Net (loss) income per common share	$(0.05)	$(0.18)	$0.03	$(0.26)
Diluted net (loss) income per common share	$(0.05)	$(0.18)	$0.03	$(0.26)

Weighted average shares outstanding	31,458	31,100	31,293	30,975
Diluted weighted average shares outstanding	31,458	31,100	31,498	30,975

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117,684	$117,083
Accounts receivable, less allowance for doubtful accounts of $988 in 2008 and $984 in 2007	71,919	75,207
Inventories	105,659	98,594
Prepaid expenses and other current assets	7,453	8,901
Deferred income taxes	2,781	2,649
Total current assets	305,496	302,434
Property, plant, and equipment at cost, net	66,493	66,142
Goodwill	105,355	100,898
Purchased technology, less accumulated amortization of $76,563 in 2008 and $72,481 in 2007	34,470	36,107
Other intangible assets, less accumulated amortization of $34,447 in 2008 and $29,886 in 2007	27,610	23,540
Other assets	193	213
Total assets	$539,617	$529,334

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,358	$36,639
Accrued expenses	61,820	60,201
Deferred profit	4,814	3,250
Income taxes payable	1,084	2,278
Current portion of long-term debt	25,426	25,550
Total current liabilities	126,502	127,918
Deferred income taxes	4,995	3,712
Long-term debt	120,889	121,035
Other non-current liabilities	2,185	1,978

Noncontrolling interest	814	1,014

Total shareholders’ equity	284,232	273,677
Total liabilities and shareholders’ equity	$539,617	$529,334

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities
Net income (loss)	$946	$(7,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,138	19,288
Deferred income taxes	1,260	1,111
Non-cash restructuring charge	3,018	—
Net gain on extinguishment of long-term debt	—	(738)
Non-cash compensation expense for stock options and restricted stock	5,671	3,490
Noncontrolling interest	(200)	(482)
Non-cash asset impairment charge	285	—
Gain on sale of property, plant, and equipment	(67)	(79)
Bad debt expense	4	40
Changes in operating assets and liabilities:
Accounts receivable	6,663	19,932
Inventories	(1,703)	(4,801)
Accounts payable	(4,168)	(5,042)
Accrued expenses, deferred profit, and other current liabilities	(5,449)	524
Other, net	(1,978)	(2,481)
Net cash provided by operating activities	22,420	22,777
Investing activities
Capital expenditures	(10,430)	(6,854)
Payments for net assets of business acquired, net of cash acquired	(10,970)	—
Proceeds from sale of property, plant, and equipment	104	311
Net cash used in investing activities	(21,296)	(6,543)
Financing activities
Proceeds from stock issuances	681	2,781
Repayments of long-term debt	(270)	(55,407)
Payments for debt issuance costs	—	(1,503)
Restricted stock tax withholdings	(969)	(314)
Net cash used in financing activities	(558)	(54,443)
Effect of exchange rate changes on cash and cash equivalents	35	(435)
Net change in cash and cash equivalents	601	(38,644)
Cash and cash equivalents at beginning of period	117,083	147,046
Cash and cash equivalents at end of period	$117,684	$108,402

Non-cash investing and financing activities
Accrual of earn-out payments for business acquired	$3,527	$—
Exchange of convertible subordinated notes	$—	$118,766
Transfers from property, plant, and equipment to inventory	$404	$473
Transfers from inventory to property, plant, and equipment	$385	$78

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Net (Loss) Income Per Common Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Weighted average shares outstanding	31,458	31,100	31,293	30,975
Dilutive effect of stock options and restricted stock awards and units	—	—	205	—
Diluted weighted average shares outstanding	31,458	31,100	31,498	30,975

Net (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period.

During the three-month period ended September 30, 2008, options to purchase 5.7 million shares of common stock (at prices ranging from $0.27 to $72.00 per share) were excluded from the computation of diluted earnings per share due to the net loss sustained for the period, which caused their effect to be antidilutive.  During the nine-month period ended September 30, 2008, options to purchase 4.8 million shares of common stock (at prices ranging from $16.56 to $72.00 per share), respectively, were excluded from the computation of diluted earnings per share due to exercise prices that exceeded the average market price of our common stock for the period. During the three-month and nine-month periods ended September 30, 2007, options to purchase 5.7 million shares of common stock (at prices ranging from $0.27 to $72.00 per share) in both periods were excluded from the computation of diluted earnings per share due to the net loss sustained for the period, which caused their effect to be antidilutive.

During the second quarter of 2007, we exchanged $118.8 million of our unsecured 4.125% convertible subordinated notes due December 2008 (the “Old Notes”) for $117.8 million of a new series of 4.125% convertible subordinated notes (the “New Notes”) due April 15, 2012.   The effect on diluted shares of the assumed conversion of the Old Notes was approximately 0.7 million and 2.2 million common equivalent shares for the three months and nine months ended September 30, 2007, respectively.  The converted shares were anti-dilutive and, therefore, were not included in the weighted shares outstanding for the three months and nine months ended September 30, 2007.  The exchange of the Old Notes for the New Notes, together with $56 million in repurchases of Old Notes during the first quarter of 2007 reduced the effect of the assumed conversion of the Old Notes, which was calculated using the “if converted” method of accounting.  For the three months and nine months ended September 30, 2008, the weighted-average effect on diluted shares of the assumed conversion of the remaining $25.2 million of Old Notes is approximately 0.7 million shares in each period.

The New Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount in cash.  Under the terms of the New Notes, we may pay the principal amount of converted New Notes in cash or in shares of common stock.  We have indicated that we intend to pay such amounts in cash.  Using the treasury stock method, the impact of the assumed conversion of the New Notes is anti-dilutive for the three months and nine months ended September 30, 2008 and 2007, as the average stock price was below the conversion price of $27.23 for each period.  The effect of the assumed converted shares is dependent on the stock price at the time of the conversion.  The maximum number of common equivalent shares issuable upon conversion is approximately 6.0 million.  See Note 8 for further details on our debt.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of SFAS 161 will not impact our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  FSP APB 14-1 will require issuers of convertible debt that can be settled in cash to separately account for (i.e. bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity.  The liability portion, which represents the fair value of the debt without the conversion feature, will be accreted to its face value over the life of the debt using the effective interest method, with the accretion expense recorded to interest.  FSP APB 14-1 will be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. We expect the adoption of FSP APB 14-1 to have a material effect on our consolidated financial position, results of operations, and earnings per share.  Effective as of date of issuance of the New Notes, we will reclassify approximately $16.3 million from long-term debt to additional paid-in capital, and as of the adoption of FSP APB 14-1 in the beginning of 2009, our accumulated deficit will reflect approximately $4.8 million of debt accretion that occurred between the issuance date of the New Notes and the adoption date. Approximately $3.2 to $3.7 million of additional interest expense will be recorded annually from the adoption date through the maturity date of the convertible debt. This additional interest expense will not require the use of cash.

Note 2—Acquisition of Mill Lane Engineering

On May 22, 2008, we acquired Mill Lane Engineering Co., Inc. (“Mill Lane”), a privately held manufacturer of web coating systems for flexible solar panels, for a purchase price of $11.0 million, net of cash acquired, plus potential future earn-out payments of up to $19.0 million (representing additional purchase price) contingent upon the future achievement of certain operating performance criteria.  Fees related to the acquisition were $0.7 million.  Mill Lane is based in Lowell, Massachusetts and at the time of acquisition had approximately 20 employees.  Mill Lane has been renamed Veeco Solar Equipment Inc. (“Veeco Solar”), and its financial results are included in our LED & Solar Process Equipment segment (see Note 5) as of the acquisition date.  We have determined that this acquisition does not constitute a material business combination and therefore are not including pro forma financial statements in this report.

Note 3—Share-Based Payments

Stock Option and Restricted Stock Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period in accordance with FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).  The following compensation expense was included in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Share-based compensation expense	$2,048	$1,505	$5,671	$3,490

As of September 30, 2008, the total unrecognized compensation cost related to nonvested stock awards and stock option awards is $10.6 million and $7.8 million, respectively.  The related weighted average period over which we expect that such unrecognized compensation costs will be recognized as expense is approximately 2.5 years for both the nonvested stock awards and the option awards.

During the third quarter of 2008, we granted to certain key employees 14,500 shares of restricted common stock, 10,000 restricted stock units, and 61,000 stock options.  The stock options will vest over a three-year period and the restricted stock awards and units will vest over a four-year period.

A summary of our restricted stock awards including restricted stock units as of and for the nine months ended September 30, 2008, is presented below:

	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	680	$19.50
Granted	384	17.30
Vested	(361)	19.67
Forfeited (including cancelled awards)	(23)	18.40
Nonvested at September 30, 2008	680	18.21

A summary of our stock option plans as of and for the nine months ended September 30, 2008, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	5,672	$23.04
Granted	1,226	17.35
Exercised	(58)	11.71
Forfeited (including cancelled options)	(1,117)	30.78
Outstanding at September 30, 2008	5,723	20.43	$1,229	3.6
Options exercisable at September 30, 2008	4,114	21.45	$1,202	2.5

Note 4—Balance Sheet Information

Inventories

Inventories have been determined by lower of cost (principally first-in, first-out) or market.  Inventories consist of (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$60,084	$58,157
Work in process	32,841	27,330
Finished goods	12,734	13,107
	$105,659	$98,594

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

	Nine months ended September 30,
	2008	2007
Balance at beginning of period	$6,502	$7,118
Warranties issued during the period	4,962	4,170
Settlements made during the period	(4,096)	(4,788)
Balance at end of period	$7,368	$6,500

Note 5—Segment Information

In 2008, we began to manage the business, review operating results and assess performance, as well as allocate resources, based upon three separate reporting segments to more accurately reflect the market focus of each business.  The Light Emitting Diode (“LED”) & Solar Process Equipment segment consists of the metal organic chemical vapor deposition (“MOCVD”) and molecular beam epitaxy (“MBE”) products primarily sold to customers in the high-brightness light emitting diode (“HB-LED”), solar, and wireless industries, as well as web coaters for flexible photovoltaic applications. This segment has production facilities in Somerset, New Jersey, St. Paul, Minnesota, and Lowell, Massachusetts. The Data Storage Process Equipment segment consists of the ion beam etch, ion beam deposition, diamond like carbon, physical vapor deposition, and dicing and slicing products (collectively, Ion Beam and Slider products) sold primarily to customers in the data storage industry.  This segment has production facilities in Plainview, New York, Ft. Collins, Colorado, and Camarillo, California.  The Metrology segment consists of products that are used to provide critical surface measurements on items such as semiconductor devices and thin film magnetic heads (“TFMHs”), as well as biological, nanoscience, and material science samples, and includes our broad line of atomic force microscopes, optical interferometers and stylus profilers sold to customers in the semiconductor and data storage industries and thousands of research facilities and scientific centers. This segment has production facilities in Camarillo and Santa Barbara, California and Tucson, Arizona.

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

The following tables present certain data pertaining to our reporting segments and a reconciliation of EBITA to income (loss) before income taxes and noncontrolling interest for the three months and nine months ended September 30, 2008 and 2007, and goodwill and total assets as of September 30, 2008 and December 31, 2007 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three months ended September 30, 2008
Net sales	$40,983	$43,256	$31,470	$—	$115,709
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$5,477	$6,739	$45	$(3,929)	$8,332
Interest expense, net	—	—	—	1,052	1,052
Amortization expense	1,587	952	495	114	3,148
Restructuring expense	—	—	437	3,683	4,120
Purchase accounting adjustment (1)	927	—	—	—	927
Income (loss) before income taxes and noncontrolling interest	$2,963	$5,787	$(887)	$(8,778)	$(915)

Three months ended September 30, 2007
Net sales	$31,824	$31,099	$34,795	$—	$97,718
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$3,196	$(947)	$(395)	$(3,553)	$(1,699)
Interest expense, net	—	—	—	665	665
Amortization expense	492	952	399	116	1,959
Restructuring expense	—	159	46	324	529
Income (loss) before income taxes and noncontrolling interest	$2,704	$(2,058)	$(840)	$(4,658)	$(4,852)

Nine months ended September 30, 2008
Net sales	$128,204	$104,097	$100,164	$—	$332,465
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$22,807	$10,446	$618	$(11,615)	$22,256
Interest expense, net	—	—	—	2,913	2,913
Amortization expense	3,040	2,856	1,295	339	7,530
Restructuring expense	7	124	627	6,237	6,995
Asset impairment charge	—	—	—	285	285
Purchase accounting adjustment (1)	927	—	—	—	927
Income (loss) before income taxes and noncontrolling interest	$18,833	$7,466	$(1,304)	$(21,389)	$3,606

Nine months ended September 30, 2007
Net sales	$82,188	$98,840	$114,625	$—	$295,653
Income (loss) before interest, taxes, amortization, and certain items (EBITA)	$8,787	$3,055	$4,015	$(9,106)	$6,751
Interest expense, net	—	—	—	2,256	2,256
Amortization expense	3,774	2,854	1,135	473	8,236
Restructuring expense	—	159	1,398	417	1,974
Gain on extinguishment of debt	—	—	—	(738)	(738)
Income (loss) before income taxes and noncontrolling interest	$5,013	$42	$1,482	$(11,514)	$(4,977)

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total

As of September 30, 2008
Goodwill	$45,610	$30,377	$29,368	$—	$105,355
Total assets	132,342	148,531	116,866	141,878	539,617

As of December 31, 2007
Goodwill	$41,153	$30,377	$29,368	$—	$100,898
Total assets	121,326	144,944	121,060	142,004	529,334

(1) This adjustment relates to the required capitalization of profit in inventory associated with the acquisition of Mill Lane which is included in cost of sales.

Corporate total assets are comprised principally of cash and cash equivalents at September 30, 2008 and December 31, 2007.

Note 6—Income Taxes

For the nine months ended September 30, 2008, our reserve for unrecognized tax benefits decreased by approximately $0.3 million primarily due to the expiration of the statute of limitations relating to certain foreign tax positions.  As a result, we had $1.6 million of unrecognized tax benefits at September 30, 2008, all of which relate to positions taken on our foreign tax returns and represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions.  All material federal, state, local, and foreign income tax matters have been concluded for years through 2002 subject to subsequent utilization of net operating losses generated in such years. During the third quarter of 2008, the Internal Revenue Service initiated an examination of our Federal income tax return for the calendar year 2006.  In addition, our tax returns are under examination in certain foreign jurisdictions.

We are continuing our practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $0.4 million as of September 30, 2008.

Note 7—Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net (loss) income	$(1,673)	$(5,683)	$946	$(7,985)
Foreign currency translation (loss) gain	(555)	1,481	1,208	1,387
Total comprehensive (loss) income	$(2,228)	$(4,202)	$2,154	$(6,598)

Note 8—Debt

Convertible Debt

During the first quarter of 2007, we repurchased $56.0 million of our Old Notes for $54.8 million, reducing the amount of the Old Notes outstanding from $200.0 million to $144.0 million.  As a result of these repurchases, we recorded a net gain from the extinguishment of debt of $0.7 million.

During the second quarter of 2007, we issued New Notes pursuant to privately negotiated exchange agreements with certain holders of the Old Notes.  Under these agreements, such holders agreed to exchange $118.8 million aggregate principal amount of the Old Notes for approximately $117.8 million aggregate principal amount of New Notes. No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes.  Following the exchange transactions, approximately $25.2 million of the Old Notes, with a conversion price of $38.51 per common share, remained outstanding.  The Old Notes are due in December 2008, and we expect to pay off these notes through the use of our available cash balances.

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

Credit Agreement

During the third quarter of 2007, we entered into a Credit Agreement with HSBC Bank USA, National Association, as administrative agent (“HSBC”), and the lenders named therein (the “Credit Agreement”).  The Credit Agreement provides for revolving credit borrowings of up to $100.0 million. As of September 30, 2008 and December 31, 2007, there were no borrowings outstanding.  Interest expense associated with the credit agreement recorded during the nine months ended September 30, 2008 was $0.2 million, of which $0.1 million is included in accrued expenses as of September 30, 2008.

Note 9 — Commitments, Contingencies and Other Matters

Legal Proceedings

On August 11, 2008, we announced that we had settled the patent litigation which we had brought in 2003 in the United States District Court for the Central District of California against Asylum Research Corporation, a privately-held company founded by former Veeco employees (“Asylum”).  In the lawsuit, we had alleged that the manufacture, use, and sale of Asylum’s MFP-3D AFM constituted willful infringement of five patents owned by us, as well as other claims.  In the settlement, Veeco and Asylum agreed to drop all pending claims against each other and agreed to a five year, worldwide cross license of each company’s patents and a mutual covenant not to sue on patents either party has a right to assert.  Asylum made a net payment to Veeco and will pay an ongoing royalty to Veeco for the five-year term of the cross license.  As part of the settlement, Asylum acknowledged the validity of the Veeco patents asserted in the case.  During the case, we capitalized legal costs incurred to defend our patents and are now amortizing these capitalized costs over the remaining lives of these patents.  Payments received from Asylum have been and will continue to be netted against the capitalized legal costs upon receipt.

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

During the first quarter of 2008, we consolidated our Corporate headquarters into our Plainview, New York location.  As a result, we incurred an additional restructuring charge of $2.6 million, representing the remaining lease rentals and estimated property taxes for the facility we vacated, offset by the estimated expected sublease income to be received.  We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the liability.  We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates.  The assumptions were based on management’s best estimates, and will be adjusted periodically if better information is obtained.

During the second quarter of 2008, we did not incur any additional restructuring charges.  During the third quarter of 2008, we recorded a charge of $4.1 million, comprised of the following: $3.7 million related to a mutually agreed-upon termination of the employment agreement with Veeco’s former CEO following the successful completion of the CEO transition, which included a charge of $3.0 million for the acceleration of stock-based compensation expense; personnel severance costs of $0.1 million for Metrology employees; and $0.3 million in lease-related expenses associated with the termination of the lease for a Metrology facility in Santa Barbara, California.  Restructuring expenses for the three months and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Lease-related costs	$282	$—	$2,836	$—
Personnel severance costs	820	529	1,141	1,974
Modification of equity awards	3,018	—	3,018	—
Total restructuring expense	$4,120	$529	$6,995	$1,974

The following is a reconciliation of the liability for the restructuring charge from inception through September 30, 2008 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-Term Liability
2007 Activity
Personnel severance charges	$34	$658	$1,153	$2,469	$4,314
Purchase order commitments	—	1,840	—	—	1,840
Total charged to accrual (1)	34	2,498	1,153	2,469	6,154

Cash payments	(17)	(435)	(751)	(633)	(1,836)
Balance as of December 31, 2007	17	2,063	402	1,836	4,318

2008 Activity
Lease-related costs	—	—	282	971	1,253
Personnel severance charges	7	124	344	666	1,141
Total charged to accrual (2)	7	124	626	1,637	2,394

Short-term/long-term reclassification	—	—	—	25	25
Cash payments	(15)	(2,069)	(780)	(2,369)	(5,233)
Balance as of September 30, 2008	$9	$118	$249	$1,128	$1,504

Long-Term Liability
2008
Lease-related costs	$—	$—	$—	$1,583	$1,583

Short-term/long-term reclassification	—	—	—	(25)	(25)
Other adjustments	—	—	—	(172)	(172)
Balance as of September 30, 2008	$—	$—	$—	$1,386	$1,386

(1)          In 2007, a charge of $0.6 million for the modification of stock options was recorded as part of a termination agreement with each of five key employees as an increase to additional paid-in capital.

(2)          In 2008, a charge of $3.0 million for the acceleration of equity awards was recorded as part of a mutually agreed upon termination with our former CEO (who currently remains as Chairman of the Board of Directors) as an increase to additional paid-in capital.

The balance of the restructuring accrual is expected to be paid over the next thirty-three months, or the remaining life of the lease for the former Corporate headquarters.  Given the recent change in business climate, management is currently evaluating various cost cutting actions, and it is likely that we will incur restructuring charges in the fourth quarter, depending upon the timing and extent of actions under consideration.  We are not able to estimate the extent of these charges at this time.

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

Our LED & Solar Process Equipment products, which include MOCVD and MBE technologies, and web coaters for flexible photovoltaic applications, are used in the manufacturing of HB-LEDs and wireless devices (such as power amplifiers) and solar panels.  Our Data Storage Process Equipment products, which include ion beam etch and deposition, physical vapor deposition and other technologies, are used primarily in the manufacturing of TFMHs for the data storage industry.  Our Metrology equipment includes atomic force microscopes (“AFMs”), scanning probe microscopes (“SPMs”), optical interferometers, and stylus profilers, and is used to provide critical surface measurements in research and production environments. In production, our equipment allows customers, such as those in semiconductor and data storage, to monitor their products throughout the manufacturing process in order to improve yields, reduce costs, and improve product quality. Our instruments are also sold to thousands of universities, research facilities and scientific centers worldwide to enable a variety of nanotechnology related research.

We currently maintain facilities in Arizona, California, Colorado, Minnesota, New Jersey, New York, and Massachusetts, with sales and service locations in North America, Europe, Japan, and the Asia Pacific region.

During 2007, management established a profit improvement plan, resulting in a 7.5% reduction in our employment levels, a reduction of discretionary expenses, the realignment of our sales organization to match more closely market and regional opportunities, consolidation of our Corporate headquarters, and the consolidation of certain engineering groups within our Data Storage Process Equipment business, which included the discontinuation of two products.  In conjunction with these activities, we recognized a restructuring charge of approximately $6.7 million during the year ended December 31, 2007, as well as an inventory write-off of $4.8 million and an asset impairment charge of $1.1 million.  During the nine months ended September 30, 2008, we incurred additional restructuring charges of $7.0 million and asset impairment charges of $0.3 million, discussed further in Results of Operations below.  Through the first nine months of 2008, we have seen the positive impact of these restructuring activities on the Company’s operating expenses.

Highlights of the Third Quarter of 2008

•                  Revenue was $115.7 million, an 18% increase over the third quarter of 2007.

•                  Orders were $90.2 million, down 24% from the third quarter of 2007.

•                  Net loss was ($1.7) million, or ($0.05) per share, compared to net loss of ($5.7) million, or ($0.18) per share, in the third quarter of 2007.

•                  Gross margins were 39.8%, compared to 36.7% in the third quarter of 2007.

Highlights of the First Nine Months of 2008

•                  Revenue was $332.5 million, a 12% increase over the comparable 2007 period.

•                  Orders were $335.9 million, consistent with the comparable 2007 period.

•                  Net income was $0.9 million, or $0.03 per share, compared to a net loss of ($8.0) million, or ($0.26) per share, in the comparable 2007 period.

•                  Gross margins were 41.0%, compared to 41.2% in 2007.

Outlook

For the first nine months of 2008, the Company has reported a meaningful recovery year in both revenue growth and profitability.  While Veeco has delivered strong revenue growth and profit improvement in 2008, in the third quarter we experienced a deterioration in business conditions with a sharp decline in orders of MOCVD systems as the HB-LED industry digests the significant number of new tools purchased this past year, and the global credit crisis caused customers to delay or forego capacity and technology purchases. Third quarter orders of $90.2 million were significantly below our prior expectations, and the Company also experienced some push-outs and cancellations of equipment purchases.

While the Company has a healthy prospect list for new orders in the fourth quarter, it appears that the global economic climate and constrained financing environment may cause a broad slowdown in capital equipment purchases by our customers, with uncertainty as to the depth and duration of the downturn. Due to this limited visibility, we are unable to give an accurate assessment of fourth quarter orders, and we currently anticipate order rates to come under pressure for the foreseeable future. Veeco estimates that its revenues for the fourth quarter of 2008 will be $110-$118 million.

The Company is taking corrective actions to lower our cost structure in preparation for what is likely to be a reduced revenue year in 2009.  Our goal is to lower our spending while maintaining strategic investments in research and development, particularly in our LED & Solar business.   It is our intent to emerge from the present economic environment in a strong position to enable future revenue and profit growth.  Since the Company is currently evaluating various cost cutting actions, it is likely that Veeco will incur restructuring charges in the fourth quarter, depending upon the timing and extent of actions under consideration.  We are not able to estimate the extent of these charges at this time.

Despite the recent deteriorating business conditions, Veeco has forecasted revenues in the range of $440 to $450 million in 2008, up approximately 10% from the $402.5 million reported in 2007, as well as a meaningful profit improvement as compared to 2007. The Company believes that it is well-positioned to capitalize on exciting multi-year technology trends across our LED & Solar, Data Storage and Metrology businesses, and we have made significant progress this year in refocusing our businesses and improving our performance.  We have a strong balance sheet and positive cash flow, and we expect at this time that we can manage Veeco through the global economic crisis while maintaining our commitment to R&D to ensure our long-term growth and success.

Veeco will remain focused on executing our core strategies to improve the Company’s performance:

•                  Directing Veeco’s resources to the best growth opportunities;

•                  Strengthening the global sales and services organization;

•                  Maximizing profitability through a continued focus on gross margin improvement and cost containment activities;

•                  Ensuring that each of Veeco’s product businesses, LED & Solar Process Equipment, Data Storage  Process Equipment, and Metrology, are executing well; and

•                  Improving Veeco’s business processes to maximize effectiveness, predictability and profitability.

Results of Operations:

Three Months Ended September 30, 2008 and 2007

Consistent with prior years, we report interim quarters, other than fourth quarters, which always end on December 31, on a 13-week basis ending on the last Sunday within such period.  The interim quarter ends are determined at the beginning of each year based on the 13-week quarters.  The 2008 interim quarter ends are March 30, June 29 and September 28.  The 2007 interim quarter ends were April 1, July 1 and September 30.  For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,				Dollar and Percentage
	2008		2007		Change
Net sales	$115,709	100.0%	$97,718	100.0%	$17,991	18.4%
Cost of sales	69,626	60.2	61,824	63.3	7,802	12.6
Gross profit	46,083	39.8	35,894	36.7	10,189	28.4
Operating expenses:
Selling, general, and administrative expense	23,589	20.4	22,723	23.3	866	3.8
Research and development expense	15,302	13.2	15,049	15.4	253	1.7
Amortization expense	3,148	2.7	1,959	2.0	1,189	60.7
Restructuring expense	4,120	3.6	529	0.5	3,591	678.8
Other income, net	(213)	(0.2)	(179)	(0.2)	34	19.0
Total operating expenses	45,946	39.7	40,081	41.0	5,865	14.6
Operating income (loss)	137	0.1	(4,187)	(4.3)	4,324	103.3
Interest expense, net	1,052	0.9	665	0.7	387	58.2
Loss before income taxes and noncontrolling interest	(915)	(0.8)	(4,852)	(5.0)	(3,937)	(81.1)
Income tax provision	812	0.6	954	0.9	(142)	(14.9)
Noncontrolling interest	(54)	(0.0)	(123)	(0.1)	(69)	(56.1)
Net loss	$(1,673)	(1.4)%	$(5,683)	(5.8)%	$4,010	(70.6)%

Net Sales and Orders

Net sales of $115.7 million for the three months ended September 30, 2008 were up 18.4% compared to the comparable 2007 quarter.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three Months Ended September 30,		Dollar and Percentage Change		Three Months Ended September 30,		Dollar and Percentage Change		Book-to-Bill Ratio
	2008	2007	Year to Year		2008	2007	Year to Year		2008	2007
Segment Analysis
LED & Solar Process Equipment	$40,983	$31,824	$9,159	28.8%	$25,775	$48,679	$(22,904)	(47.1)%	0.63	1.53
Data Storage Process Equipment	43,256	31,099	12,157	39.1	32,359	32,239	120	0.4	0.75	1.04
Metrology	31,470	34,795	(3,325)	(9.6)	32,031	37,399	(5,368)	(14.4)	1.02	1.07
Total	$115,709	$97,718	$17,991	18.4%	$90,165	$118,317	$(28,152)	(23.8)%	0.78	1.21
Regional Analysis
North America	$38,865	$29,014	$9,851	34.0%	$31,256	$48,196	$(16,940)	(35.1)%	0.80	1.66
Europe	28,578	18,244	10,334	56.6	22,650	22,220	430	1.9	0.79	1.22
Japan	6,604	12,585	(5,981)	(47.5)	7,769	12,330	(4,561)	(37.0)	1.18	0.98
Asia Pacific	41,662	37,875	3,787	10.0	28,490	35,571	(7,081)	(19.9)	0.68	0.94
Total	$115,709	$97,718	$17,991	18.4%	$90,165	$118,317	$(28,152)	(23.8)%	0.78	1.21

By segment, LED & Solar Process Equipment sales were up 28.8% due to an increase in end user demand from expanding applications for HB-LEDs, strong customer acceptance of Veeco’s newest generation systems, and $5.0 million in sales from the solar equipment product line, which was acquired in the second quarter of 2008 as a result of the Mill Lane acquisition.  Additionally, Data Storage Process Equipment sales were up 39.1%, primarily as a result of customers’ technology and capacity requirements.  These increases were partially offset by a decrease in Metrology sales of 9.6%, primarily due to a slowdown in the semiconductor and research and industrial markets.  By region, net sales increased by 34.0%, 56.6% and 10.0% in North America, Europe, and Asia Pacific, respectively, and decreased by 47.5% in Japan. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the third quarter of 2008 decreased by 23.8% from the comparable 2007 period. By segment, the 47.1% decrease in orders for LED & Solar Process Equipment was a result of the HB-LED industry’s slower absorption of the significant number of new MOCVD tools purchased during the past two years. Additionally, the global credit crisis has caused customers to delay or forego capacity and technology purchases.  The 14.4% decrease in Metrology orders was due to decreased orders for AFM products due to lower demand in the semiconductor and research and industrial markets.  Data Storage Process Equipment orders remained flat when compared to the 2007 period.

Our book-to-bill ratio for the third quarter of 2008, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.78 to 1.  Our backlog as of September 30, 2008 was $176.0 million, compared to $173.5 million as of December 31, 2007.  During the quarter ended September 30, 2008, we experienced a decrease in backlog of $9.7 million primarily from order cancellations.  The outlook for orders in the fourth quarter is uncertain, and it appears that the global economic climate and constrained financing environment may cause a broad slowdown in capital equipment purchases by our customers.  Due to these changing business conditions and weak capital equipment spending by customers in our business, as well as the global credit crisis, we expect to experience continued volatility in the form of cancellations and/or rescheduled orders.

Gross Profit

Gross profit for the quarter ended September 30, 2008, was 39.8%, compared to 36.7% in the third quarter of 2007 primarily due to strong performance in Process Equipment.  Data Storage Process Equipment gross margins increased from 33.5% in the prior-year period to 39.8%, primarily from an increase in sales volume due to increased capacity spending, a favorable product mix and favorable pricing when compared to the prior comparable period, and cost reductions resulting from management’s profit improvement plan, introduced in the fourth quarter of 2007.  LED & Solar Process Equipment gross margins increased from 33.4% in the prior-year period to 36.0%, primarily due to an increase in sales volume, as well as a favorable product mix, as compared to the prior-year period.   The current-year period includes a reduction in gross profit of $0.9 million related to the acquisition of Mill Lane.  This reduction was the result of purchase accounting, which requires adjustments to capitalize inventory at fair value.  This impact is reflected in cost of sales.  Metrology gross margins increased from 42.6% in the prior year period to 44.9%, despite a reduction in sales volume, principally due to a richer product mix, as well as a reduction in costs.

Operating Expenses

Selling, general and administrative expenses increased by $0.9 million, or 3.8%, from the prior-year period primarily due to increased bonus incentives as a result of improved profitability, and an increase in non-cash compensation expense related to stock options and shares of restricted stock. These increases were partially offset by reductions in consulting services and travel and entertainment expense resulting from our cost reduction efforts.  As a percentage of sales, selling, general and administrative expenses decreased from 23.3% in the third quarter of 2007 to 20.4% in the third quarter of 2008.

Research and development expense increased $0.3 million from the third quarter of 2007, primarily due to research efforts in LED & Solar Process Equipment.  As a percentage of sales, research and development decreased from 15.4% in the third quarter of 2007 to 13.2% in the third quarter of 2008.

Amortization expense increased by $1.2 million, or 60.7% from the third quarter of 2007, due primarily to amortization of intangible assets acquired as part of the acquisition of Mill Lane in the second quarter of 2008.

Restructuring expense of $4.1 million in the third quarter of 2008 consisted of $3.7 million associated with the acceleration of equity awards and other severance costs resulting from the mutually agreed upon termination of the employment agreement of our former CEO, as well as $0.4 million for severance and lease-related charges in Metrology.  Restructuring expense of $0.5 million in the third quarter of 2007 consisted of personnel severance costs incurred across all divisions.

Interest Expense, Net

Net interest expense in the third quarter of 2008 was $1.1 million, compared to $0.7 million in the third quarter of 2007.  The increase in net interest expense is due to a reduction in interest income resulting primarily from lower interest rates during the current period.

Income Taxes

Income tax provision for the quarter ended September 30, 2008 was $0.8 million, compared to $1.0 million in the third quarter of 2007. The 2008 provision for income taxes included $0.5 million relating to our foreign operations which continue to be profitable, and $0.3 million relating to our domestic operations.  The 2007 provision for income taxes included $0.6 million relating to our foreign operations and $0.4 million relating to our domestic operations.

Nine Months Ended September 30, 2008 and 2007

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended September 30,				Dollar and Percentage
	2008		2007		Change
Net sales	$332,465	100.0%	$295,653	100.0%	$36,812	12.5%
Cost of sales	196,026	59.0	173,819	58.8	22,207	12.8
Gross profit	136,439	41.0	121,834	41.2	14,605	12.0
Operating expenses:
Selling, general, and administrative expense	70,528	21.2	69,347	23.4	1,181	1.7
Research and development expense	45,173	13.6	46,341	15.7	(1,168)	(2.5)
Amortization expense	7,530	2.3	8,236	2.8	(706)	(8.6)
Restructuring expense	6,995	2.1	1,974	0.7	5,021	254.4
Asset impairment charge	285	0.1	—	0.0	285	100.0
Other income, net	(591)	(0.2)	(605)	(0.2)	(14)	(2.3)
Total operating expenses	129,920	39.1	125,293	42.4	4,627	3.7
Operating income (loss)	6,519	1.9	(3,459)	(1.2)	9,978	288.5
Interest expense, net	2,913	0.8	2,256	0.7	657	29.1
Gain on extinguishment of debt	—	0.0	(738)	(0.2)	(738)	(100.0)
Income (loss) before income taxes and noncontrolling interest	3,606	1.1	(4,977)	(1.7)	8,583	172.5
Income tax provision	2,860	0.9	3,490	1.2	(630)	(18.1)
Noncontrolling interest	(200)	(0.1)	(482)	(0.2)	(282)	(58.5)
Net income (loss)	$946	0.3%	$(7,985)	(2.7)%	$8,931	111.8%

Net Sales and Orders

Net sales of $332.5 million for the nine months ended September 30, 2008 were up 12.5% compared to the comparable 2007 period.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Nine Months Ended September 30,		Dollar and Percentage Change		Nine Months Ended September 30,		Dollar and Percentage Change		Book-to-Bill Ratio
	2008	2007	Year to Year		2008	2007	Year to Year		2008	2007
Segment Analysis
LED & Solar Process Equipment	$128,205	$82,188	$46,017	56.0%	$116,513	$121,448	$(4,935)	(4.1)%	0.91	1.48
Data Storage Process Equipment	104,096	98,840	5,256	5.3	124,685	105,837	18,848	17.8	1.20	1.07
Metrology	100,164	114,625	(14,461)	(12.6)	94,738	109,392	(14,654)	(13.4)	0.95	0.95
Total	$332,465	$295,653	$36,812	12.5%	$335,936	$336,677	$(741)	(0.2)%	1.01	1.14

Regional Analysis
North America	$116,631	$95,516	$21,115	22.1%	$124,666	$121,696	$2,970	2.4%	1.07	1.27
Europe	69,607	53,199	16,408	30.8	57,664	63,396	(5,732)	(9.0)	0.83	1.19
Japan	29,347	43,732	(14,385)	(32.9)	24,548	42,125	(17,577)	(41.7)	0.84	0.96
Asia Pacific	116,880	103,206	13,674	13.2	129,058	109,460	19,598	17.9	1.10	1.06
Total	$332,465	$295,653	$36,812	12.5%	$335,936	$336,677	$(741)	(0.2)%	1.01	1.14

By segment, LED & Solar Process Equipment sales were up 56.0% due to an increase in end user demand from expanding applications for HB-LEDs, as well as strong customer acceptance of Veeco’s newest generation systems.  Additionally, Data Storage Process Equipment sales increased by 5.3% due to customers’ technology and capacity requirements.  This was partially offset by a decrease in Metrology sales of 12.6%, primarily due to a slowdown in the semiconductor and research and industrial markets.  By region, net sales increased by 22.1%, 30.8% and 13.2% in North America, Europe, and Asia Pacific, respectively, and decreased by 32.9% in Japan. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the nine-month period ended September 30, 2008 were essentially flat with the comparable 2007 period. By segment, the 13.4% decrease in Metrology orders was due to decreased orders for AFM products resulting from lower demand in the semiconductor, research, and industrial markets. The 4.1% decrease in orders for LED & Solar Process Equipment was due primarily to the third quarter 2008 decline in MOCVD orders as the HB-LED industry absorbs the significant number of new MOCVD tools purchased in the past two years. These decreases are principally offset by a 17.8% increase in Data Storage Process Equipment orders, primarily for slicing and dicing products used to create TFMHs.

Our book-to-bill ratio for the nine months ended September 30, 2008 was 1.01 to 1.  Our backlog as of September 30, 2008 was $176.0 million, compared to $173.5 million as of December 31, 2007.  During the nine months ended September 30, 2008, we experienced an increase in backlog of $12.7 million due to the acquisition of Mill Lane, offset by order cancellations of $13.7 million.  The outlook for orders in the fourth quarter is uncertain, and it appears that the global economic climate and constrained financing environment may cause a broad slowdown in capital equipment purchases by our customers. Due to these changing business conditions and weak capital equipment spending by customers in our businesses, as well as the global credit crisis, we expect to experience continued volatility in the form of cancellations and/or rescheduled orders.

Gross Profit

Gross profit for the nine months ended September 30, 2008, was 41.0%, compared to 41.2% in the comparable 2007 period. Strong performance in Process Equipment due primarily to an increase in sales volume was offset primarily by unfavorable sales volume in Metrology.  LED & Solar Process Equipment gross margins increased from 37.0% in the prior-year period to 39.6%, primarily due to a significant overall increase in sales volume as compared to the prior-year period as well as favorable pricing on new MOCVD products and a favorable product mix in MBE products.  The current-year period includes a reduction in gross profit of $0.9 million related to the acquisition of Mill Lane.  The reduction was the result of purchase accounting, which requires adjustments to capitalize inventory at fair value.  This impact is reflected in cost of sales.  Data Storage Process Equipment gross margins decreased from 39.5% in the prior-year period to 38.9%, due to favorable warranty and pricing in the prior-year period.  Metrology gross margins decreased from 45.6% in the prior-year period to 45.2%, principally due to lower sales volume offset by a reduction in spending and favorable product mix.

Operating Expenses

Selling, general and administrative expenses increased by $1.2 million, or 1.7%, from the prior-year period primarily due to increased bonus incentives and profit sharing as a result of better profitability performance, as well as an increase in non-cash compensation expense related to stock options and shares of restricted stock.  This was partially offset by reductions in travel and entertainment expense and consulting services associated with our cost reduction initiatives.  As a percentage of sales, selling, general and administrative expenses decreased from 23.4% in 2007 to 21.2% in 2008.

Research and development expense decreased $1.2 million from the comparable 2007 period, primarily due to a more focused approach to data storage product development as a result of the decision made in the fourth quarter of 2007 by management to discontinue two product lines and consolidate facilities to better reflect the volume of business

and industry growth rates.   As a percentage of sales, research and development decreased from 15.7% in 2007 to 13.6% in 2008.

Amortization expense was $7.5 million in the 2008 period, compared to $8.2 million in 2007. The decrease was the result of certain technology-based intangible assets becoming fully amortized, offset by the amortization in the current period of intangibles acquired as part of the acquisition of Mill Lane.

During the nine months ended September 30, 2008, we recorded restructuring charges of $7.0 million, of which $4.1 million was incurred during the third quarter of 2008 and $2.9 million was incurred during the first quarter of 2008.  The third quarter restructuring charge consists of $3.7 million associated with the acceleration of equity awards and other severance costs resulting from the mutually agreed upon termination of the employment agreement of our former CEO, as well as $0.4 million for severance and lease-related charges in Metrology.  The first quarter restructuring charge consisted of $2.6 million of costs associated with the consolidation and relocation of our Corporate headquarters and $0.3 million of personnel severance costs.  Restructuring expense in 2007 of $2.0 million consisted of personnel severance costs.

An asset impairment charge of $0.3 million was taken during 2008 primarily for leasehold improvements and furniture and fixtures abandoned in connection with the consolidation and relocation of our Corporate headquarters into our Plainview, New York facility during the first quarter.  No similar expense was incurred in the prior-year period.

Interest Expense, Net

Net interest expense in the nine-month period ended September 30, 2008 was $2.9 million, compared to $2.3 million in the comparable 2007 period.  This increase in net interest expense was due to a reduction in interest income resulting from lower interest rates.

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

Income Taxes

Income tax provision for the nine months ended September 30, 2008 was $2.9 million compared to $3.5 million in the comparable prior-year period, primarily as a result of a $0.4 million decrease in the reserve relating to foreign unrecognized tax benefits as required by FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The 2008 provision for income taxes included $1.9 million relating to our foreign operations which continue to be profitable, and $1.0 million relating to our domestic operations.  The 2007 provision for income taxes included $2.5 million relating to our foreign operations and $1.0 million relating to our domestic operations.

Liquidity and Capital Resources

 Historically, our principal capital requirements have included the funding of acquisitions and capital expenditures. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007

Net cash provided by operating activities	$22,420	$22,777
Net cash used in investing activities	(21,296)	(6,543)
Net cash used in financing activities	(558)	(54,443)
Effect of exchange rates on cash and cash equivalents	35	(435)
Net change in cash and cash equivalents	601	(38,644)
Cash and cash equivalents at beginning of period	117,083	147,046
Cash and cash equivalents at end of period	$117,684	$108,402

We had a net increase in cash of $0.6 million during the nine months ended September 30, 2008. Cash provided by operations was $22.4 million for this period, as compared to $22.8 million for the comparable 2007 period. Net income adjusted for non-cash items provided operating cash flows of $29.0 million for the nine months ended September 30, 2008. Net cash provided by operations for the nine months ended September 30, 2008 was negatively impacted by a net change in net operating assets and liabilities of $6.6 million. This was driven by a decrease in accounts payable and accrued expenses of approximately $9.6 million and an increase of $2.0 million in capitalized patent costs, partially offset by a decrease in accounts receivable of $6.6 million.  Due to the current global economic crisis, we cannot assure timely receipts of accounts receivable, due to cash constraints on our customers.  As of September 30, 2008, we are not aware of any specific uncollectible accounts resulting from the current economic uncertainties and believe that related reserves are adequate to cover the uncertainties that exist.

Cash used in investing activities of $21.3 million for the nine months ended September 30, 2008 resulted from the acquisition of Mill Lane, net of cash acquired, for $11.0 million, as well as capital expenditures of $10.4 million. During the fourth quarter of 2008, we expect to invest an estimated additional $4.2 million in capital projects primarily related to engineering equipment and lab tools used in producing, testing and process development of our products and enhanced manufacturing facilities. Cash used in investing activities of $6.5 million for the nine months ended September 30, 2007 resulted primarily from capital expenditures of $6.8 million, partially offset by $0.3 million in proceeds from the sale of property, plant, and equipment.

Cash used in financing activities for the nine months ended September 30, 2008 totaled $0.6 million, resulting from $1.0 million in restricted stock tax withholdings and $0.3 million in mortgage payments, offset by proceeds of $0.7 million from common stock issuances resulting from stock option exercises. Cash used in financing activities for the nine months ended September 30, 2007 totaled $54.4 million, primarily consisting of $55.4 million used to repurchase a portion of our outstanding convertible subordinated notes (discussed below) and $1.5 million in payments for debt issuance costs, partially offset by $2.8 million from the issuance of common stock resulting from the exercise of employee stock options.

During the first quarter of 2007, we repurchased $56.0 million of our 4.125% convertible subordinated notes due 2008 (the “Old Notes”), for $55.1 million (including accrued interest) in cash which reduced the amount of Old Notes outstanding from $200.0 million to $144.0 million.  As a result of these repurchases, we recorded a net gain of $0.7 million.  We may engage in similar transactions in the future depending on market conditions, our cash position and other factors.

During the second quarter of 2007, we issued new convertible subordinated notes due 2012 (the “New Notes”) pursuant to privately negotiated exchange agreements with certain holders of the Old Notes.  Under these agreements, such holders agreed to exchange $118.8 million aggregate principal amount of the Old Notes for approximately $117.8 million aggregate principal amount of New Notes due April 15, 2012. No net gain or loss was recorded on the exchange transactions since the carrying value of the Old Notes including unamortized deferred financing costs approximated the exchange value of the New Notes. Following the exchange transactions, approximately $25.2 million of the Old Notes remained outstanding and are due in December 2008.  We expect to pay off these Old Notes through the use of our available cash balances.

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

During the third quarter of 2007, we entered into the Credit Agreement with HSBC Bank, as administrative agent.  The Credit Agreement provides for borrowings of up to $100.0 million with an annual interest rate that is a floating rate equal to the prime rate of the agent bank. A LIBOR-based interest rate option is also provided. Borrowings may be used for general corporate purposes, including working capital requirements and acquisitions.  The Credit Agreement contains certain restrictive covenants, and we are required to satisfy certain financial tests under the Credit Agreement.  As of September 30, 2008, we are in compliance with all covenants.  Substantially all of our domestic assets, other than real estate, have been pledged to secure our obligations under the New Credit Agreement.  The revolving credit facility under the New Credit Agreement expires on March 31, 2012.  As of September 30, 2008 and December 31, 2007, there were no borrowings or unsecured letters of credit outstanding.  Since borrowing availability under the Credit Agreement is based upon earnings, the anticipated business downturn may have an impact on our borrowing availability and could potentially result in noncompliance with the restrictive covenants required by the Credit Agreement.

We believe that existing cash balances together with cash generated from operations and amounts available under the Credit Agreement will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations. We believe we will be able to meet our obligation to repay the $25.2 million outstanding Old Notes that mature on December 21, 2008 through the use of available cash, and to repay the $117.8 million outstanding New Notes that mature on April 15, 2012 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and other means.

During the second quarter of 2008, we acquired Mill Lane for $11.0 million, net of cash acquired, plus potential future earn-out payments of up to $19.0 million, contingent upon the future achievement of certain operating performance criteria.  As of September 30, 2008, we have accrued $3.5 million in earn-out payments due to revenues earned through the end of the third quarter of 2008, and we anticipate accruing approximately $6.1 million during the fourth quarter of 2008.  Payment for these earn-outs will be made in the first quarter of 2009.  We believe we will be able to meet our obligation to pay these earn-out amounts to Mill Lane from the sources referred to above.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment:  We have significant intangible assets related to goodwill and other acquired intangibles. In assessing the recoverability of our goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus Veeco may be required to record impairment charges for those assets not previously recorded. During the fourth quarter of 2007, as required, we performed an annual impairment test, and based upon the judgment of management, it was determined that no impairment exists.  Management continues to believe that there are no impairment indicators at the current time.

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

At September 30, 2008, we had a valuation allowance of approximately $68.0 million against substantially all of our domestic net deferred tax assets, which consist of net operating loss and tax credit carryforwards, as well as temporary deductible differences.  The valuation allowance was calculated in accordance with the provisions of SFAS 109, which places primary importance on our historical results of operations. Although our operating results in prior years were significantly affected by restructuring and other charges, our historical losses and the loss incurred in 2007 represent negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109. If we are able to realize part or all of the deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

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

Share-Based Compensation:  We account for our share-based compensation in accordance with SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Additionally, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature, which has the effect of reducing consolidated net operating cash flows and increasing consolidated net financing cash flows in periods after adoption. For the nine months ended September 30, 2008, we did not recognize any consolidated financing cash flows for such excess tax deductions.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of SFAS 161 will not impact our consolidated financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1. The guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  FSP APB 14-1 will require issuers of convertible debt that can be settled in cash to separately account for (i.e. bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity.  The liability portion, which represents the fair value of the debt without the conversion feature, will be accreted to its face value over the life of the debt using the effective interest method, with the accretion expense recorded to interest.  FSP APB 14-1 will be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. We expect the adoption of FSP APB 14-1 to have a material effect on our consolidated financial position, results of operations, and earnings per share.  Effective as of the date of issuance of the New Notes, we will reclassify approximately $16.3 million from long-term debt to additional paid-in capital, and as of the adoption of FSP APB 14-1 in the beginning of 2009, our accumulated deficit will reflect approximately $4.8 million of debt accretion that occurred between the issuance date of the New Notes and the adoption date. Approximately $3.2 to $3.7 million of additional interest expense will be recorded annually from the adoption date through the maturity date of the convertible debt.  This additional interest expense will not require the use of cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 66.4% and 64.9%, respectively, of our total net sales for the three months and nine months ended September 30, 2008, and 70.3% and 67.7%, respectively, for the comparable 2007 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 13.2% and 13.9% of our total net sales for the three months and nine months ended September 30, 2008, respectively, and 21.1% and 20.7%, respectively, for the comparable 2007 periods.

The condensed consolidated results of operations for the three months and nine months ended September 30, 2008 include aggregate foreign currency gains of less than $0.1 million and $0.1 million, respectively, which were net of losses of approximately $0.1 million and $0.3 million, respectively, related to forward contracts.  For the three months and nine months ended September 30, 2007, the results included aggregate foreign currency losses of less than $0.1 million and approximately $0.3 million, respectively, which included gains of less than $0.1 million and losses of approximately $0.1 million, respectively, related to forward contracts.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit are the Japanese Yen and the Euro. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts was approximately $0.6 million and $1.8 million, respectively, for the three months and nine months ended September 30, 2008. On September 25, 2008 we entered into two forward contracts for the month of October with a total notional amount of approximately $3.5 million.  The fair values of these contracts at inception were zero, which did not significantly change at September 30, 2008.  We do not anticipate any significant future loss from fluctuations in currency exchange rates, as our hedging strategy is designed to minimize the risk of such fluctuations.

Assuming third quarter 2008 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

We have implemented new company-wide integrated applications software.  As of April 1, 2008, we have completed the conversion to this new platform in all of Veeco’s business locations other than at the Mill Lane location, which was recently acquired by Veeco. As a result, certain changes have been made to our internal controls, which management believes will strengthen our internal control structure.  There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 11, 2008, we announced that we had settled the patent litigation which we had brought in 2003 in the United States District Court for the Central District of California against Asylum Research Corporation, a privately-held company founded by former Veeco employees.  In the lawsuit, we had alleged that the manufacture, use, and sale of Asylum’s MFP-3D AFM constituted willful infringement of five patents owned by us, as well as other claims.  In the settlement, Veeco and Asylum agreed to drop all pending claims against each other and agreed to a five year, worldwide cross license of each company’s patents and a mutual covenant not to sue on patents either party has a right to assert.  Asylum made a net payment to Veeco and will pay an ongoing royalty to Veeco for the five-year term of the cross license.  As part of the settlement, Asylum acknowledged the validity of the Veeco patents asserted in the case.  During the case, we capitalized legal costs incurred to defend our patents and are now amortizing these capitalized costs over the remaining lives of these patents.  Payments received from Asylum have been and will continue to be netted against the capitalized legal costs upon receipt.

Item 1A.  Risk Factors.

In addition to the information regarding risk factors that appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, we have noted the following significant risk factor as of September 30, 2008:

The recent turmoil in the world’s credit markets may have a protracted adverse impact on capital spending in the markets we serve and, as a result, could have a material adverse effect on our business and our results of operations.

We are exposed to the risks associated with the volatility of the U.S. and global economies. In October 2008, the global financial markets experienced significant losses due to failures of many dominant financial institutions.  The governments of the United States and several foreign countries instituted a bailout plan to assist many banks and lenders through the economic crisis.  This crisis results in a lack of visibility regarding whether or when there will be sustained growth periods for sales of our products and uncertainty regarding the amount of sales, since many of our customers rely on lending arrangements and/or have limited resources to finance capital technology expenditures.  In addition, it is expected that this crisis and economic uncertainty will result in decreased consumer business and government spending, which will likely reduce the need our customers have for our products.  Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, or pricing pressure as a result of a slowdown.  Any negative effect on our earnings may affect our borrowing availability and potentially result in noncompliance with the restrictive covenants of our existing credit agreement.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

3.1	Fourth Amended and Restated Bylaws of the Company, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1

10.1	Amendment to Employment Agreement dated as of September 12, 2008 between John F. Rein, Jr. and Veeco Instruments Inc.	*

10.2	Amendment to Employment Agreement dated as of September 12, 2008 between Robert P. Oates and Veeco Instruments Inc.	*

10.3	Senior Executive Change in Control Policy effective as of September 12, 2008	*

10.4	Service Agreement effective July 24, 2008 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Exhibit 10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 29, 2008

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

3.1	Fourth Amended and Restated Bylaws of the Company, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1

10.1	Amendment to Employment Agreement dated as of September 12, 2008 between John F. Rein, Jr. and Veeco Instruments Inc.	*

10.2	Amendment to Employment Agreement dated as of September 12, 2008 between Robert P. Oates and Veeco Instruments Inc.	*

10.3	Senior Executive Change in Control Policy effective as of September 12, 2008	*

10.4	Service Agreement effective July 24, 2008 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Exhibit 10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*      Filed herewith