Form 10-Q
period 2009-03-31
VEECO INSTRUMENTS INC
filed 2009-05-07
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Website: www.veeco.com

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

32,129,344 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on May 6, 2009.

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

•                  Our sales to data storage and HB-LED manufacturers are highly dependent on these manufacturers’ sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations;

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

•                  We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult; and

•                  The other matters discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report and in the Annual Report on Form 10-K for the year ended December 31, 2008 of Veeco Instruments Inc. (“Veeco,” the “Company,” or “we”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2009	2008
Net sales	$62,849	$102,307
Cost of sales	42,467	59,681
Gross profit	20,382	42,626
Operating expenses:
Selling, general, and administrative expense	18,607	22,628
Research and development expense	12,886	14,726
Amortization expense	1,829	1,956
Restructuring expense	4,431	2,875
Asset impairment charge	—	285
Other expense, net	1,486	4
Total operating expenses	39,239	42,474
Operating (loss) income	(18,857)	152
Interest expense, net	1,709	1,605
Loss before income taxes	(20,566)	(1,453)
Income tax provision	378	919
Net loss including noncontrolling interest	(20,944)	(2,372)
Net loss attributable to the noncontrolling interest	(42)	(76)
Net loss attributable to Veeco	$(20,902)	$(2,296)

Loss per common share:
Net loss attributable to Veeco	$(0.66)	$(0.07)
Diluted net loss attributable to Veeco	$(0.66)	$(0.07)

Weighted average shares outstanding	31,515	31,161
Diluted weighted average shares outstanding	31,515	31,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,048	$103,799
Accounts receivable, net	37,911	59,659
Inventories	88,729	94,930
Prepaid expenses and other current assets	6,217	6,425
Deferred income taxes	2,077	2,185
Total current assets	227,982	266,998
Property, plant, and equipment at cost, net	63,275	64,372
Goodwill	59,160	59,160
Intangible assets, net	36,671	38,818
Other assets	187	193
Total assets	$387,275	$429,541

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,050	$29,610
Accrued expenses	50,307	66,964
Deferred profit	1,425	1,346
Current portion of long-term debt	200	196
Income taxes payable	13	354
Total current liabilities	76,995	98,470
Deferred income taxes	4,771	4,540
Long-term debt	98,971	98,330
Other non-current liabilities	1,941	2,391

Shareholders’ equity:
Shareholders’ equity attributable to Veeco	203,855	225,026
Noncontrolling interest	742	784
Total shareholders’ equity	204,597	225,810
Total liabilities and shareholders’ equity	$387,275	$429,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities
Net loss attributable to Veeco	$(20,902)	$(2,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,556	5,594
Amortization of debt discount	693	713
Non-cash share-based compensation expense	1,398	1,609
Non-cash inventory write-off	1,526	—
Deferred income taxes	222	642
Non-cash asset impairment charge	—	285
Other, net	(3)	(69)
Changes in operating assets and liabilities:
Accounts receivable	20,709	1,942
Inventories	4,960	(6,264)
Accounts payable	(4,470)	1,262
Accrued expenses, deferred profit, and other current liabilities	(7,209)	(4,639)
Other, net	(348)	1,547
Net cash provided by operating activities	2,132	326
Investing activities
Capital expenditures	(2,418)	(3,053)
Payment of earn-out for Solar business	(9,644)	—
Proceeds from sale of property, plant, and equipment	—	2
Net cash used in investing activities	(12,062)	(3,051)
Financing activities
Proceeds from stock issuances	—	155
Restricted stock tax withholdings	(2)	(31)
Repayments of long-term debt	(48)	(180)
Net cash used in financing activities	(50)	(56)
Effect of exchange rate changes on cash and cash equivalents	(771)	127
Net decrease in cash and cash equivalents	(10,751)	(2,654)
Cash and cash equivalents at beginning of period	103,799	117,083
Cash and cash equivalents at end of period	$93,048	$114,429

Non-cash investing and financing activities
Transfers from property, plant, and equipment to inventory	$360	$363
Transfers from inventory to property, plant, and equipment	23	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period.  The interim quarter ends are determined at the beginning of each year based on the 13-week quarters.  The 2009 interim quarter ends are March 29, June 28, and September 27.  The 2008 interim quarter ends were March 30, June 29, and September 28.  For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

Net Loss Per Common Share

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 62,000 common equivalent shares for the three months ended March 31, 2009 and approximately 140,000 common equivalent shares for the three months ended March 31, 2008 were excluded from the diluted weighted average shares outstanding due to a net loss sustained for each period.

During the second quarter of 2007, we exchanged $118.8 million of our $144 million in our unsecured 4.125% convertible subordinated notes due December 2008 (the “Old Notes”) for $117.8 million of a new series of 4.125% convertible subordinated notes (the “Notes”) due April 15, 2012, leaving the $25.2 million of the Old Notes that had not been exchanged outstanding.  For the three months ended March 31, 2008, the weighted-average effect of the assumed conversion of the remaining $25.2 million of Old Notes was approximately 0.7 million shares.  The convertible shares were anti-dilutive and, therefore, were not included in the weighted shares outstanding for the three months ended March 31, 2008. During the fourth quarter of 2008, we repaid the remaining $25.2 million of Old Notes outstanding.

The Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the Notes in cash.  Under the terms of the Notes, we may pay the principal amount of converted Notes in cash or in shares of common stock.  We have indicated that we intend to pay such amounts in cash.  Using the treasury stock method, the impact of the assumed conversion of the Notes was anti-dilutive for the three months ended March 31, 2009 and 2008, as the average stock price for each period was below the conversion price of $27.23.  The effect of the assumed converted shares is dependent on the stock price at the time of the conversion.  The maximum number of common equivalent shares issuable upon conversion at March 31, 2009 was approximately 5.4 million, after giving effect to the $12.2 million of Notes that we repurchased during the fourth quarter of 2008.  See Note 8 for further details on our debt.

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

We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; the forward contracts are marked-to-market through earnings. We conduct our derivative transactions with highly rated financial institutions in an effort to mitigate any material credit risk. The weighted average notional amount of derivative contracts outstanding during the three months ended March 31, 2009 was approximately $4.8 million.

The condensed consolidated results of operations for the three months ended March 31, 2009 include aggregate foreign currency losses of approximately $1.4 million, which were net of gains of approximately $0.2 million related to forward contracts.  For the three months ended March 31, 2008, the results include aggregate net foreign currency gains of approximately $0.1 million, which included losses of approximately $0.3 million related to forward contracts.  These amounts were recognized and included in other expense, net.

As of March 31, 2009, approximately $0.1 million of gains related to forward contracts were included in prepaid and other current assets, and cash in an amount equivalent to such gains was received in April 2009. As of December 31, 2008, approximately $0.9 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2009. Monthly forward contracts with a total notional amount of $4.7 million were entered into in March 2009 and will be settled in April 2009.  The fair value of these contracts at inception was zero, which did not significantly change at March 31, 2009.

Noncontrolling Interest

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”).   The purpose of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  The most significant provisions of this statement result in changes to the presentation of noncontrolling interests in the consolidated financial statements.  We implemented SFAS 160 as of January 1, 2009.  The adoption of this statement impacted the manner in which we present noncontrolling interests for all periods included in this report, but did not impact our consolidated financial position or results of operations.

Convertible Debt

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). We implemented FSP APB 14-1 as of January 1, 2009 and have applied it retrospectively to all periods presented, as required.  See Note 8—Debt for a discussion of the impact of implementing FSP APB 14-1.

Note 2—Acquisition of Mill Lane Engineering Co., Inc.

On May 22, 2008, we acquired Mill Lane Engineering Co., Inc. (“Mill Lane”), a privately held manufacturer of web coating systems for flexible solar panels, for a purchase price of $11.0 million, net of cash acquired, plus potential future earn-out payments of up to $19.0 million (representing additional purchase price) contingent upon the future achievement of certain operating performance criteria. Fees related to the acquisition were $0.7 million. Mill Lane is based in Lowell, Massachusetts and at the time of acquisition had approximately 20 employees.  Mill Lane’s financial results are included in our LED & Solar Process Equipment segment (see Note 5) as of the acquisition date. We have determined that this acquisition does not constitute a material business combination and therefore are not including pro forma financial statements in this report.

As of December 31, 2008, we had accrued $9.6 million for our earn-out obligation due to the former owners of Mill Lane resulting from the achievement of certain operating performance criteria earned through the end of the fourth quarter of 2008. Payment of this earn-out was made in the first quarter of 2009.

Note 3—Share-Based Payments

Stock Option and Restricted Stock Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period in accordance with FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).

The following compensation expense was included in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31
	2009	2008
Share-based compensation expense	$1,398	$1,609

As of March 31, 2009, the total unrecognized compensation cost related to nonvested stock awards is $8.1 million and to stock option awards is $5.9 million.  The related weighted average period over which we expect that such unrecognized compensation costs will be recognized is approximately 2.7 years for the nonvested stock awards and 2.0 years for option awards.

A summary of our restricted stock awards including restricted stock units as of and for the three months ended March 31, 2009, is presented below:

	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	679	$17.84
Granted	2	4.20
Vested	(1)	19.29
Forfeited (including cancelled awards)	(34)	17.74
Nonvested at March 31, 2009	646	17.80

A summary of our stock option plans as of and for the three months ended March 31, 2009, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	5,572	$20.29
Granted	0	0
Exercised	0	0
Forfeited (including cancelled options)	(90)	17.50
Expirations of vested options	(188)	21.46
Outstanding at March 31, 2009	5,294	20.29	$388	3.2
Options exercisable at March 31, 2009	3,826	21.34	$379	2.1

Note 4—Balance Sheet Information

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $1.0 million and $0.9 million as of March 31, 2009 and December 31, 2008, respectively.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories consist of (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$53,681	$57,815
Work in process	25,623	28,733
Finished goods	9,425	8,382
	$88,729	$94,930

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

	Three months ended March 31
	2009	2008
Balance as of beginning of period	$6,892	$6,502
Warranties issued during the period	426	1,558
Settlements made during the period	(775)	(1,453)
Balance at end of period	$6,543	$6,607

Note 5—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon three separate reporting segments that reflect the market focus of each business.  The Light Emitting Diode (“LED”) & Solar Process Equipment segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, thermal deposition sources, and other types of deposition systems used to deposit materials on flexible and glass substrates.  These systems are primarily sold to customers in the high-brightness light emitting diode (“HB-LED”) and solar industries, as well as to scientific research customers. This segment has production facilities in Somerset, New Jersey, St. Paul, Minnesota, and Lowell, Massachusetts. The Data Storage Process Equipment segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry.  This segment has production facilities in Plainview, New York, Ft. Collins, Colorado, and Camarillo, California.  In our Metrology segment, we design and manufacture atomic force microscopes, scanning probe microscopes, stylus profilers, and optical interferometers used to provide critical surface measurements in research and production environments. This broad line of products is used in universities, research facilities and scientific centers worldwide. In production environments such as semiconductor, data storage and other broad industries, our metrology instruments enable customers to monitor their products throughout the manufacturing process to improve yields, reduce costs, and improve product quality.  This segment has production facilities in Camarillo and Santa Barbara, California and Tucson, Arizona.

We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items (“segment (loss) profit”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment (loss) profit reports baseline performance and thus provides useful information. Certain items include restructuring expenses, asset impairment charges, inventory write-offs, and equity-based compensation expense. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reporting segments and a reconciliation of segment (loss) profit to income (loss) before income taxes for the three months ended March 31, 2009 and 2008, respectively, and goodwill and total assets as of March 31, 2009 and December 31, 2008, respectively (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three months ended March 31, 2009
Net sales	$22,202	$16,905	$23,742	$—	$62,849
Segment loss	$(3,712)	$(1,632)	$(2,705)	$(1,624)	$(9,673)
Interest expense, net	—	—	—	1,709	1,709
Amortization expense	775	405	577	72	1,829
Equity-based compensation expense	156	252	236	754	1,398
Restructuring expense	734	1,386	2,124	187	4,431
Inventory write-off	—	1,526	—	—	1,526
Loss before income taxes	$(5,377)	$(5,201)	$(5,642)	$(4,346)	$(20,566)

Three months ended March 31, 2008
Net sales	$42,132	$24,078	$36,097	$—	$102,307
Segment profit (loss)	$8,667	$(1,321)	$1,948	$(2,417)	$6,877
Interest expense, net	—	—	—	1,605	1,605
Amortization expense	487	952	406	111	1,956
Equity-based compensation expense	75	151	126	1,257	1,609
Restructuring expense	—	124	190	2,561	2,875
Asset impairment charges	—	—	—	285	285
Income (loss) before income taxes	$8,105	$(2,548)	$1,226	$(8,236)	$(1,453)

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total

As of March 31, 2009
Goodwill	$51,727	$—	$7,433	$—	$59,160
Total assets	$141,398	$63,733	$77,294	$104,850	$387,275

As of December 31, 2008
Goodwill	$51,727	$—	$7,433	$—	$59,160
Total assets	$137,037	$84,335	$85,390	$122,779	$429,541

Corporate total assets are comprised principally of cash and cash equivalents and property and equipment at March 31, 2009 and December 31, 2008.

Note 6—Income Taxes

We had approximately $1.0 million of unrecognized tax benefits at March 31, 2009 and December 31, 2008, respectively, which predominantly relate to positions taken on our foreign tax returns and all of which represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

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

We recognize interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $0.3 million as of March 31, 2009 and December 31, 2008.

Note 7—Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three months ended March 31,
	2009	2008

Net loss including noncontrolling interest	$(20,944)	$(2,372)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(1,665)	3,033
Comprehensive (loss) income:	$(22,609)	$661
Comprehensive loss attributable to the noncontrolling interest	(42)	(76)
Comprehensive (loss) income attributable to Veeco	$(22,567)	$737

Note 8—Debt

Convertible Debt

During the second quarter of 2007, we exchanged $118.8 million of our $144 million in unsecured 4.125% convertible subordinated notes due December 2008 (the “Old Notes”) for $117.8 million of a new series of 4.125% convertible subordinated notes (the “Notes”) due April 15, 2012 pursuant to privately negotiated exchange agreements with certain holders of the Old Notes.  During the fourth quarter of 2008 we repaid in full the $25.2 million of the Old Notes that remained outstanding after the exchange transactions.

The Notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to 130% over the conversion price for a specified period.  We pay interest on these Notes on April 15 and October 15 of each year.  The Notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness, and to all indebtedness and other liabilities of our subsidiaries.

We implemented FSP APB 14-1 as of January 1, 2009 and have applied it retrospectively to all periods presented, as required.  FSP APB 14-1 requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity.  The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value.  The amortization is recorded as non-cash interest expense.  The Notes are subject to FSP APB 14-1 since they may be settled in cash upon conversion.  Thus, as a result of the adoption of FSP APB 14-1, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the Notes.  This reclassification created a $16.3 million discount on the debt that will be amortized over the remaining life of the Notes, which will be through April 15, 2012.  The reclassification generated a $6.7 million deferred tax liability, which we offset with a corresponding decrease of the valuation allowance by the same amount.  FSP APB 14-1 requires that we present prior periods as if the guidance was in effect as of the date of issuance.  Thus, we have presented all financial data for prior periods as if we had reclassified this $16.3 million discount and began amortizing it in April 2007.

During the fourth quarter of 2008, we repurchased an aggregate principal amount of $12.2 million of the Notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million.  A gross gain of approximately $5.1 million was recorded on these repurchases offset by the write-off of approximately $0.1 million of unamortized deferred financing costs associated with the Notes, for a net gain of approximately $5.0 million.  Such net gain was reduced to $3.8 million upon the adoption of FSP APB 14-1, which required that the gain be calculated based on the fair value of the portion repurchased as of the repurchase date.  The fair value approximated the carrying value net of the unamortized discount on the portion repurchased.  The difference of approximately $1.2 million was recorded as a reduction in the gain originally reported, and thus increased the accumulated deficit as of December 31, 2008 by such amount.

For the three months ended March 31, 2009 and 2008, respectively, we recorded approximately $0.7 million of additional interest expense in each period resulting from the amortization of the debt discount.  This additional interest expense did not require the use of cash.  The retrospective application of FSP APB 14-1 to the results for the three months ended March 31, 2008 increased the net loss attributable to Veeco in that period from ($1,583) to ($2,296) and increased the net loss per share attributable to Veeco from ($0.05) to ($0.07).

The components of interest expense recorded on the Notes for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ended March 31,
	2009	2008

Contractual interest	$1,089	$1,214
Amortization of the discount on the Notes	693	713
Total interest expense on the Notes	$1,782	$1,927

The total interest expense recorded on the Notes amounted to an effective interest rate of 6.8% and 6.5% for the three months ended March 31, 2009 and 2008, respectively.

The carrying amounts of the liability and equity components of the Notes as of March 31, 2009 and December 31, 2008, respectively, were as follows (in thousands):

	March 31, 2009	December 31, 2008

Carrying amount of the equity component	$16,318	$16,318

Principal balance of the liability component	$105,574	$105,574
Less: unamortized discount	9,646	10,339
Net carrying value of the liability component	$95,928	$95,235

The total effect on shareholders’ equity as of the date of adoption on January 1, 2009 was a net increase of $10.3 million, comprised of an increase in additional paid-in capital of $16.3 million and an increase in the accumulated deficit of $6.0 million.  The $6.0 million is comprised of $2.9 million and $1.9 million in amortization of the debt discount for 2008 and 2007, respectively, as well as the $1.2 million reduction in the gain that was recorded on the November 2008 repurchases.  A rollforward of the components of debt and shareholders’ equity from issuance through the date of adoption of FSP APB 14-1 is as follows:

	Debt	Debt Discount	Additional Paid-In Capital	Accum. Deficit	Total Shareholders’ Equity

Principal amount of debt at issuance in April 2007	$117,744	$—	$—	$—	$—
Bifurcation of conversion feature at issuance	—	(16,318)	16,318	—	16,318
Amortization of debt discount in 2007	—	1,851	—	(1,851)	(1,851)
Amortization of debt discount in 2008	—	2,918	—	(2,918)	(2,918)
Repurchase of debt in November 2008	(12,170)	1,210	—	(1,210)	(1,210)
Balance at adoption date of January 1, 2009	$105,574	$(10,339)	$16,318	$(5,979)	$10,339

Credit Agreement

In February 2009, we entered into an amendment to our existing credit agreement with HSBC Bank USA, National Association (“HSBC”), as administrative agent, and the lenders named therein (as amended, the “Credit Agreement”).  As part of the amendment, we reduced the amount of the revolving credit facility, modified certain existing covenants and added certain new covenants.  As amended, the Credit Agreement provides for revolving credit borrowings of up to $30.0 million. The Credit Agreement was amended effective March 27, 2009 to modify certain financial covenants, to provide for the cash collateralization of borrowings under the Credit Agreement, and to permit the acquisition of the 80.1% noncontrolling interest in Fluens Corporation (“Fluens”).  The annual interest rate under the Credit Agreement is a floating rate equal to the prime rate of the agent bank plus 2.0%.  A LIBOR-based interest rate option is also provided.  Borrowings may be used for general corporate purposes, including working capital requirements, as well as permitted acquisitions.

The Credit Agreement contains certain restrictive covenants which include the maintenance of minimum cash balances and limitations with respect to incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.  In addition, under the Credit Agreement, we are required to satisfy certain financial tests, including minimum profitability levels.  As of the effective date of the amendment, we were in compliance with all covenants of the Credit Agreement.  Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the Credit Agreement.  The revolving credit facility under the Credit Agreement expires on March 31, 2012.  In the first quarter of 2009, we recognized an expense of $0.2 million representing the amount of deferred financing fees equal to the portion of the revolving credit facility which was terminated in connection with the amendment, which is included in other expense, net. We capitalized $0.1 million in deferred financing fees that we incurred in connection with the February 2009 amendment.  As of March 31, 2009 and December 31, 2008, there were no borrowings outstanding under the Credit Agreement and letters of credit outstanding were approximately $0.5 million and $0.4 million, respectively.  Interest expense associated with the Credit Agreement recorded during the three months ended March 31, 2009 and 2008, respectively, was approximately $0.1 million for each period.

Note 9— Fair Value Measurements

We implemented the guidance in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), for our non-financial assets and non-financial liabilities as of January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The accounts subject to the guidance are our long-lived assets, goodwill, and intangible assets.  The implementation expanded our fair value disclosures but did not impact our consolidated financial position or results of operations.  However, applying the provisions of SFAS 157 may impact our periodic fair value measurements for long-lived assets, goodwill and intangible assets in the future, as fair values calculated under SFAS 157 may be different from the fair values that would have been calculated under previous guidance.

SFAS 157 requires that we disclose the type of inputs we use to value such assets, based on three categories of inputs as defined in SFAS 157.  Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities.  Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  We use Level 3 inputs to value all of our property, plant and equipment, goodwill, and intangible assets balances.  We value such assets on a non-recurring basis and did not perform a valuation during the first quarter of 2009, though the methodology we would use to value such assets has not changed since December 31, 2008.  We did not record any gain or loss in adjusting the carrying amounts to fair value in the three months ended March 31, 2009, since we made no such adjustment during that period.  The carrying amounts of property, plant and equipment, goodwill, and intangible assets as of March 31, 2009 were $63,275, $59,160, and $36,671, respectively.

Note 10— Commitments, Contingencies and Other Matters

Restructuring and Other Charges

During 2008 and through the first quarter of 2009, we have continued our multi-quarter plan to improve profitability and reduce and contain spending.  We have made progress against the initiatives that management has set, continued our restructuring plan and executed activities with a focus on creating a more variable cost effective organization. These activities included downsizing and consolidating some locations, reducing our workforce, consultants and discretionary expenses and realigning our sales organization and engineering groups.  In addition, due to a weakened and deteriorated business environment we intensified and accelerated our restructuring activities.

Restructuring expense for the quarters ended March 31, 2009 and 2008 is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Personnel severance costs and related costs	$4,386	$321
Lease-related costs	—	2,554
Moving costs and consolidation activities	45	—
	$4,431	$2,875

2009 Restructuring and Other Charges

In conjunction with these activities, during the three months ended March 31, 2009, we recognized restructuring charges of approximately $4.4 million, principally consisting of personnel severance costs resulting from a headcount reduction of approximately 140 employees and the notification of other employees that will be transitioned out of the Company during 2009.  This reduction in workforce included executives, management, administration, sales and service personnel and manufacturing employees companywide.  We also incurred charges associated with moving and consolidation activities which are scheduled to occur throughout 2009.  In addition, we recorded an inventory write-off of $1.5 million in our Data Storage Process Equipment segment associated with the discontinuance of certain products in connection with transitioning to outsourced manufacturing during the three months ended March 31, 2009, which is included in cost of sales.

The following is a reconciliation of the liability for the 2009 restructuring charge from inception through March 31, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-Term Liability
Personnel severance charges	$702	$1,386	$2,111	$187	$4,386
Moving costs and consolidation	32	—	13	—	45
Total charged to accrual	734	1,386	2,124	187	4,431

Cash payments	(294)	(491)	(1,181)	(86)	(2,052)
Balance as of March 31, 2009	$440	$895	$943	$101	$2,379

The balance of the 2009 restructuring accrual is expected to be paid over the next twelve to fifteen months.  We expect to continue our restructuring program in light of the overall business decline, and expect to incur restructuring charges throughout the remainder of 2009 associated with consolidating business units, decreasing the number of manufacturing sites, implementing specific manufacturing initiatives, and centralizing certain functions.  We currently expect to incur additional restructuring charges of $3.6 to $4.1 million during the remainder of 2009.

2008 Restructuring and Other Charges

During the three months ended March 31, 2008, we recorded a $2.6 million restructuring charge for lease-related costs as part of the consolidation of our Corporate headquarters into our Plainview, New York manufacturing facility. This charge primarily consisted of the liability for the remaining lease payments and property taxes relating to the facility we vacated, offset by expected sublease income.  We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the net cash flows.  We developed these assumptions, based on our understanding of the current real estate market as well as current market interest rates, which are adjusted periodically based upon new information, events and changes in the real estate market.   During the fourth quarter of 2008, we adjusted these assumptions which resulted in an additional restructuring charge of $1.1 million.

An asset impairment charge of $0.3 million was taken during the first quarter of 2008 primarily for leasehold improvements and furniture and fixtures abandoned in connection with the consolidation and relocation of our former corporate headquarters into our Plainview, New York facility.

The following is a reconciliation of the liability for the 2008 restructuring charge from December 31, 2008 through March 31, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-Term Liability
Balance as of December 31, 2008	$660	$270	$534	$1,859	$3,323

Short-term/long-term Reclassification	—	—	—	271	271
Cash payments	(147)	(214)	(284)	(458)	(1,103)
Reversal of accrual	—	—	—	(12)	(12)
Balance as of March 31, 2009	$513	$56	$250	$1,660	$2,479

Long-Term Liability
Balance as of December 31, 2008	$—	$—	$—	$1,620	$1,620

Short-term/long-term Reclassification	—	—	—	(271)	(271)
Balance as of March 31, 2009	$—	$—	$—	$1,349	$1,349

The balance of the 2008 restructuring accrual related to the lease for the former Corporate headquarters is expected to be paid over the remaining life of that lease, and the remaining balance of the 2008 restructuring accrual is expected to be paid over the next fifteen months.

2007 Restructuring and Other Charges

As of December 31, 2008, we had a balance of $0.2 million in the liability related to restructuring charges incurred in 2007.  We made cash payments of $0.1 million against this liability in the first quarter of 2009, and expect to pay the balance of $0.1 million that remained at March 31, 2009 during the second quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We design, manufacture, market, and service enabling solutions for customers in the HB-LED, solar, data storage, scientific research, semiconductor, and industrial markets.  We have leading technology positions in our three businesses:  LED & Solar Process Equipment, Data Storage Process Equipment, and Metrology Instruments.

In our LED & Solar segment, we design and manufacture MOCVD systems, MBE systems and sources, and other types of deposition systems such as web and glass coaters, which we sell primarily to manufacturers of HB-LEDs and solar panels, as well as to scientific research customers.

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

We currently maintain facilities in Arizona, California, Colorado, Massachusetts, Minnesota, New Jersey and New York, with sales and service locations in North America, Europe, Japan, and the Asia Pacific region.

Highlights of the First Quarter of 2009

•                  Revenue was $62.8 million, a 38.6% decrease from the first quarter of 2008.

•                  Orders were $53.1 million, down 51.4% from the first quarter of 2008.

•                  Net loss was $20.9 million, or ($0.66) per share, compared to a net loss of $2.3 million, or ($0.07) per share, in the first quarter of 2008.

•                  Gross margins were 32.4%, compared to 41.7% in the first quarter of 2008.

•                  Restructuring charges totaled $4.4 million, principally consisting of personnel severance costs resulting from a companywide reduction in workforce of approximately 140 employees.

•                  We recognized an inventory write-off of $1.5 million in our Data Storage Process Equipment segment in the first quarter of 2009.

Outlook

The global economic slowdown has had a significant negative impact on our business as we start 2009, affecting our customers’ ability and willingness to invest in capital projects in the short term.

Key areas of focus for Veeco in 2009 include:

•                  Increased variable cost percentage for better performance through the cycles;

•                  Simplified organizational structure and lower company breakeven point;

•                  An improved balance sheet;

•                  Excellent connectivity and relationships with customers; and

•                  Alignment to customers’ technology roadmaps by driving R&D spending toward high growth markets and leveraging Veeco’s market positions in core technologies.

In light of the weak business environment, our restructuring program includes:

•                  Approximately 25% reduction in force from the third quarter of 2008 to be completed by the end of 2009;

•                  Centralizing supply chain and operational organizations;

•                  Decreasing the number of manufacturing sites through increased outsourcing for many of our product lines;

•                  Changing compensation structure for our senior management and Board of Directors; and

•                  Decreasing discretionary spending in all categories

Given the low first quarter order rate, beginning in the second quarter of 2009 we will be implementing additional cost cutting actions, primarily consisting of plant shut-downs and temporary salary reductions.  These actions, when combined with those already underway, will have the impact of reducing manufacturing overhead, service and operating expenses by approximately $40 million in 2009 compared to last year.

We remain cautious about the economic climate, and do not know how long the current downturn will last. We are, however, encouraged to see early signs of improvement in business conditions.  These signals include improved equipment utilization rates, better quoting activity across our three businesses and no significant additional push-outs.  We currently believe that second quarter orders will improve from the trough levels we experienced in the first quarter.

Results of Operations:

Three Months Ended March 31, 2009 and 2008

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period.  The interim quarter ends are determined at the beginning of each year based on the 13-week quarters.  The 2009 interim quarter ends are March 29, June 28 and September 27.  The 2008 interim quarter ends were March 30, June 29 and September 28.  For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three months ended March 31,				Dollar and Percentage
	2009		2008		Change
Net sales	$62,849	100.0%	$102,307	100.0%	$(39,458)	(38.6)%
Cost of sales	42,467	67.6	59,681	58.3	(17,214)	(28.8)
Gross profit	20,382	32.4	42,626	41.7	(22,244)	(52.2)
Operating expenses:
Selling, general, and administrative expense	18,607	29.6	22,628	22.2	(4,021)	(17.8)
Research and development expense	12,886	20.5	14,726	14.4	(1,840)	(12.5)
Amortization expense	1,829	2.9	1,956	1.9	(127)	(6.5)
Restructuring expense	4,431	7.1	2,875	2.8	1,556	54.1
Asset impairment charge	—	0.0	285	0.2	(285)	(100.0)
Other expense, net	1,486	2.3	4	0.0	1,482	*
Total operating expenses	39,239	62.4	42,474	41.5	(3,235)	(7.6)
Operating (loss) income	(18,857)	(30.0)	152	0.1	(19,009)	*
Interest expense, net	1,709	2.7	1,605	1.6	104	6.5
Loss before income taxes	(20,566)	(32.7)	(1,453)	(1.4)	(19,113)	*
Income tax provision	378	0.6	919	0.9	(541)	(58.9)
Net loss including noncontrolling interest	(20,944)	(33.3)	(2,372)	(2.3)	(18,572)	(783.0)
Net loss attributable to noncontrolling interest	(42)	(0.1)	(76)	(0.1)	34	(44.7)
Net loss attributable to Veeco	$(20,902)	(33.3)%	$(2,296)	(2.2)%	$(18,606)	(810.4)%

* The percentage change in this item was over 1,000%.

Net Sales and Orders

Net sales of $62.8 million for the three months ended March 31, 2009 were down 38.6% compared to the comparable 2008 quarter.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three months ended March 31,		Dollar and Percentage Change		Three months ended March 31,		Dollar and Percentage Change		Book-to-Bill Ratio
	2009	2008	Year to Year		2009	2008	Year to Year		2009	2008
Segment Analysis
LED & Solar Process Equipment	$22,202	$42,132	$(19,930)	(47.3)%	$28,521	$38,677	$(10,156)	(26.3)%	1.28	0.92
Data Storage Process Equipment	16,905	24,078	(7,173)	(29.8)	7,818	40,610	(32,792)	(80.7)	0.46	1.69
Metrology	23,742	36,097	(12,355)	(34.2)	16,711	29,972	(13,261)	(44.2)	0.70	0.83
Total	$62,849	$102,307	$(39,458)	(38.6)%	$53,050	$109,259	$(56,209)	(51.4)%	0.84	1.07
Regional Analysis
Americas	$19,969	$33,078	$(13,109)	(39.6)%	$11,572	$40,641	$(29,069)	(71.5)%	0.58	1.23
Europe, Middle East and Africa (“EMEA”)	18,261	17,887	374	2.1	11,304	15,883	(4,579)	(28.8)	0.62	0.89
Japan	5,476	16,754	(11,278)	(67.3)	6,926	8,970	(2,044)	(22.8)	1.26	0.54
Asia Pacific	19,143	34,588	(15,445)	(44.7)	23,248	43,765	(20,517)	(46.9)	1.21	1.27
Total	$62,849	$102,307	$(39,458)	(38.6)%	$53,050	$109,259	$(56,209)	(51.4)%	0.84	1.07

Sales and orders declined in each segment in the first quarter of 2009 compared with the first quarter in 2008 due to our customers’ reluctance to invest in capital equipment during the current difficult economic conditions. LED & Solar Process Equipment sales were down 47.3% from the first quarter of 2008 primarily due to a pause in capacity spending as LED customers absorb the equipment purchased from Veeco during the last two years. The book-to-bill ratio in that segment increased to 1.28 from 0.92 in the comparable quarter of 2008.  Data Storage Process Equipment segment sales declined by 29.8% from the first quarter of 2008 due to a slowdown in capital spending by our data storage customers.  Additionally, Metrology sales decreased by 34.2% from the first quarter of 2008, primarily due to a slowdown in the research, industrial and data storage markets.  By region, net sales increased slightly in EMEA, but decreased by 39.6%, 67.3%, and 44.7% in the Americas, Japan, and Asia Pacific, respectively. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the first quarter of 2009 decreased by 51.4% from the comparable 2008 period. By segment, the 26.3% decrease in orders for LED & Solar Process Equipment was principally driven by economic conditions leading potential customers to delay investing in these emerging markets. The 80.7% decrease in Data Storage Process Equipment orders resulted from customers continuing to freeze their capital spending requirements.  The 44.2% decrease in Metrology orders is due to low demand from customers in the semiconductor and research and industrial markets.

Our overall book-to-bill ratio for the first quarter of 2009, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.84 to 1, reflecting the difficult market conditions in the last several quarters.  Our backlog as of March 31, 2009 was $135.3 million, compared to $147.2 million as of December 31, 2008.  During the quarter ended March 31, 2009, we experienced backlog adjustments of approximately $2.1 million, consisting of $1.8 million for order cancellations and $0.3 million of adjustments related to foreign currency translation.  Due to changing business conditions and weak capital equipment spending by customers in our businesses, we may continue to experience cancellations and/or rescheduling of orders, particularly as the economic downturn has become more significant and wide ranging as credit availability has tightened and financial conditions have deteriorated.  We expect 2009 to be a challenging year for the Company as we continue to experience weak new order conditions and customers foregoing capacity and technology investments.

Gross Profit

Gross profit for the quarter ended March 31, 2009, was 32.4%, compared to 41.7% in the first quarter of 2008, primarily due to the significant decline in sales.  Metrology gross margins decreased to 39.1% from 46.6%, principally due to lower sales volume and a less favorable product mix in optical metrology product sales. Data Storage Process Equipment gross margins decreased to 27.4% from 35.3% in the prior-year period, due to reduced sales volume.  In the first quarter of 2009 gross margins were also negatively impacted by a charge of $1.5 million for the write-off of inventory associated with certain discontinued data storage product lines.  LED & Solar Process Equipment gross margins decreased to 29.2% from 41.0% in the prior-year period, primarily due to a significant decrease in sales volume as compared to the prior-year period.

Operating Expenses

Selling, general and administrative expenses decreased by $4.0 million, or 17.8%, from the prior-year period, primarily due to lower salary and related expenses resulting from the personnel reductions taken as part of management’s restructuring plan, as well as cost savings initiatives resulting in less consulting, legal, and professional fees and reduced incentive bonuses and profit sharing.

Research and development expense decreased $1.8 million from the first quarter of 2008, primarily due to a more focused approach to metrology and data storage product development that was part of our restructuring activities.  As a percentage of sales, research and development increased to 20.5% in the first quarter of 2009 from 14.4% in the first quarter of 2008 as a result of lower sales volume.

Amortization expense was $1.8 million in the first quarter of 2009, compared to $2.0 million in the first quarter of 2008, due to reduced amortization resulting from asset impairment charges taken during the fourth quarter of 2008, partially offset by intangible assets acquired in connection with the Mill Lane acquisition in May 2008.

Restructuring expense of $4.4 million for the first quarter of 2009 consists primarily of personnel severance costs resulting from a reduction in workforce associated with management’s restructuring plan.  Restructuring expense of $2.9 million for the first quarter of 2008 consisted of $2.6 million in lease-related costs associated with the consolidation and relocation of our Corporate headquarters into our Plainview, New York facility, and $0.3 million of personnel severance costs relating to management’s restructuring plan announced in 2007.

An asset impairment charge of $0.3 million was taken during the first quarter of 2008, primarily for leasehold improvements and furniture and fixtures abandoned in connection with the consolidation and relocation of our Corporate headquarters into our Plainview, New York facility.

Other expense, net for the quarter ended March 31, 2009 includes a foreign currency exchange loss of $1.3 million associated with a significant strengthening of the U.S. dollar against the Euro as the Company was attempting to send back to the U.S. approximately $12 million of cash collected in Europe.

Interest Expense, Net

Net interest expense in the first quarter of 2009 was $1.7 million, comprised of $1.0 million in cash net interest expense and $0.7 million in non-cash interest expense related to the implementation of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). Net interest expense in the first quarter of 2008 was $1.6 million, comprised of $0.9 million in cash net interest expense and $0.7 million in non-cash interest expense that is presented pursuant to the retroactive presentation requirements of FSP APB 14-1.  See “Recent Accounting Pronouncements” for a further discussion of the implementation of FSP APB 14-1.  The increase in net interest expense is due to lower interest income resulting from lower interest rates and lower average cash balances invested during the current period compared to the comparable 2008 period, partially offset by decreases in interest expense resulting from the extinguishment of $25.2 million of the convertible subordinated notes due in December 2008, and the repurchase of $12.2 million of our 4.125% convertible subordinated notes due April 2012 during the fourth quarter of 2008.

Income Taxes

Income tax provision for the quarter ended March 31, 2009 was $0.4 million compared to $0.9 million in the first quarter of 2008. The 2009 provision for income taxes included $0.2 relating to our foreign operations and $0.2 relating to our domestic operations. The 2008 provision for income taxes included $0.6 million relating to our foreign operations which continue to be profitable, and $0.3 million relating to our domestic operations.  Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future.

Liquidity and Capital Resources

 Historically, our principal capital requirements have included the funding of acquisitions and capital expenditures. We traditionally have generated cash from operations as well as debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the three months ended March 31, 2009 and 2008, respectively, is as follows (in thousands):

	Three months ended March 31,
	2009	2008

Net cash provided by operating activities	$2,132	$326
Net cash used in investing activities	(12,062)	(3,051)
Net cash used in financing activities	(50)	(56)
Effect of exchange rates on cash and cash equivalents	(771)	127
Net change in cash and cash equivalents	(10,751)	(2,654)
Cash and cash equivalents at beginning of period	103,799	117,083
Cash and cash equivalents at end of period	$93,048	$114,429

We had a net decrease in cash of $10.8 million during the three months ended March 31, 2009, primarily resulting from the $9.6 million earn-out payment to the former owners of Mill Lane, which we acquired in May 2008. Cash provided by operations was $2.1 million for this period, as compared to cash provided by operations of $0.3 million for the comparable 2008 period. Net loss adjusted for non-cash items resulted in a use of operating cash flows of $11.5 million for the three months ended March 31, 2009, whereas $6.5 million of operating cash flows were provided in the comparable 2008 period.

Net cash provided by operations for the three months ended March 31, 2009 was impacted by a change in net operating assets and liabilities of $13.6 million. Inventories decreased by approximately $5.0 million, principally due to reduced requirements from lower sales volume.  Accounts receivable decreased $20.7 million during the three months ended March 31, 2009, due to lower sales volume when compared to the fourth quarter of 2008.  Accrued expenses and other current liabilities decreased $7.2 million during the three months ended March 31, 2009, due primarily to the payment of management bonuses in the first quarter of 2009.  Accounts payable also decreased by $4.5 million during the first quarter of 2009.

Cash used in investing activities of $12.1 million for the three months ended March 31, 2009 primarily related to the $9.6 million earn-out payment with respect to the Mill Lane acquisition, and $2.4 million in capital expenditures principally in our LED & Solar Process Equipment segment.  Cash used in investing activities of $3.1 million for the three months ended March 31, 2008 primarily related to capital expenditures. During the remainder of 2009, we estimate we will invest an additional $7.4 million in capital expenditures primarily related to lab tools for high-growth opportunities, with particular emphasis on LED & Solar.

Cash used in financing activities for the three months ended March 31, 2009 totaled $0.1 million, primarily related to mortgage payments on our facility in St. Paul, Minnesota.  Cash used in financing activities for the three months ended March 31, 2008 totaled $0.1 million, consisting of $0.2 million in mortgage payments, offset by proceeds from stock issuances resulting from stock option exercises.

As of March 31, 2009, we have outstanding $105.6 million aggregate principal amount of 4.125% convertible subordinated notes due April 15, 2012 (the “Notes”).  We pay interest on the Notes on April 15 and October 15 of each year.   We have previously engaged in repurchase transactions of our Notes and may enter into similar transactions in the future depending on market conditions, our cash position and other factors.

In February 2009, we entered into an amendment to our existing credit agreement with HSBC Bank USA, National Association (“HSBC”), as administrative agent, and the lenders named therein (as amended, the “Credit Agreement”).  As part of the amendment, we reduced the amount of the revolving credit facility, modified certain existing covenants and added certain new covenants.  As amended, the Credit Agreement provides for revolving credit borrowings of up to $30.0 million.  The Credit Agreement was amended effective March 27, 2009 to modify certain financial covenants, to provide for the cash collateralization of borrowings under the Credit Agreement, and to permit the acquisition of the 80.1% noncontrolling interest in Fluens Corporation (“Fluens”).  The annual interest rate under the Credit Agreement is a floating rate equal to the prime rate of the agent bank plus 2.0%.  A LIBOR-based interest rate option is also provided.  Borrowings may be used for general corporate purposes, including working capital requirements, as well as permitted acquisitions.  The Credit Agreement contains certain restrictive covenants which include the maintenance of minimum cash balances and limitations with respect to incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.  In addition, under the Credit Agreement, we are required to satisfy certain financial tests, including minimum profitability levels.  As of the effective date of the amendment, we were in compliance with all covenants of the Credit Agreement.  Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the Credit Agreement.  The revolving credit facility under the Credit Agreement expires on March 31, 2012.  In the first quarter of 2009, we recognized an expense of $0.2 million representing the amount of deferred financing fees equal to the portion of the revolving credit facility which was terminated in connection with the amendment, which is included in other expense, net. We also capitalized $0.1 million in deferred financing fees that we incurred in connection with the February 2009 amendment.  There were no borrowings outstanding as of March 31, 2009 under the Credit Agreement, and no borrowings outstanding as of or December 31, 2008 under the prior credit agreement.  Letters of credit outstanding at March 31, 2009 and December 31, 2008 totaled approximately $0.5 million and $0.4 million, respectively.  We recorded interest expense associated with the Credit Agreement during the three months ended March 31, 2009 and 2008 of approximately $0.1 million in each period.

We believe that existing cash balances together with cash generated from operations and amounts available under the Credit Agreement will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations. We believe we will be able to meet our obligation to repay the $105.6 million outstanding Notes that mature on April 15, 2012 through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and other means.

In 2006, we invested $0.5 million to purchase 19.9% of the common stock of Fluens Corporation (“Fluens”).  Approximately 31% of Fluens is owned by one of our Senior Vice Presidents.  Veeco and Fluens have jointly developed a next-generation process for high-rate deposition of aluminum oxide for data storage applications.

In April 2009, we entered into a letter of intent with the other stockholders of Fluens to purchase the remaining 80.1% of the outstanding stock of Fluens for $1.5 million plus an earnout.  We expect to close this acquisition during the second quarter of 2009.  The $1.5 million is expected to be paid in equal quarterly installments of $0.5 million beginning in the second quarter of 2009.  In addition, a $0.2 million earnout is expected to be paid in the second quarter of 2009.

Contractual Obligations

Except for the $9.6 million earn-out payment related to the Mill Lane acquisition, which we made in the first quarter of 2009, and the decline in our purchase commitments from $27.7 million at December 31, 2008 to $19.1 million at March 31, 2009, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Annual Report on Form 10-K.

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

Revenue Recognition:  We recognize revenue based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition.  Our revenue transactions include sales of products under multiple-element arrangements.  Revenue under these arrangements is allocated to each element based upon its estimated fair market value, in accordance with the provisions of Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables.

We consider a broad array of facts and circumstances when evaluating each of our sales arrangements in determining when to recognize revenue, including specific terms of the purchase order, contractual obligations to the customer, the complexity of the customer’s post delivery acceptance provisions, customer creditworthiness and the installation process.  Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and no uncertainties exist regarding customer acceptance.  For transactions on which we recognize systems revenue, either at the time of shipment or delivery, our contractual arrangements with customers do not contain provisions for right of return or forfeiture, refund or other purchase price concessions.  Sales arrangements are reviewed on a case-by-case basis; however, our products generally fall into one of two categories; either instruments or systems, for which we have established revenue recognition protocols as described below.

Instruments - Standard products produced according to our published specifications, principally metrology instruments sold typically to universities, research facilities and scientific centers and in general industrial applications where installation is inconsequential or perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title and risk of loss pass to the customer, either at time of shipment or delivery.  Acceptance of the product by the customer is based upon meeting standard published specifications.  Customer acceptance provisions include initial setup at the customer site, performance of functional test procedures and calibration testing of the basic features and functionality of the product.  These provisions are a replication of the testing performed in our facilities prior to shipment.  The skills and equipment required to complete installation of such instruments are not specialized and are readily available in the market and are often performed by distributors or representative organizations.

Systems - Process equipment systems and certain metrology systems, which are sold to manufacturers in the LED, solar, data storage and semiconductor industries and are used in manufacturing facilities and commercial production environments typically include process acceptance criteria based upon Veeco and/or customer specifications.

We are generally required to install these products and demonstrate compliance with acceptance tests at the customer’s facility.  Generally, based upon the terms of the sales arrangement, these products are sold with a retention (typically 10% to 20% of the sales contract value) which is payable by the customer when installation and field acceptance is completed. Such installations are not considered complex and are not deemed essential to the functionality of the equipment because they do not involve significant changes to the features or capabilities of the equipment or involve building complex interfaces or connections.  Installation normally represents only 2% - 4% of the fair value of the sales contract.   Sales arrangements for these systems are accounted for in accordance with EITF 00-21, as the Company bifurcates transactions into separate units of accounting or elements based on objective evidence of fair value. The two elements are the system and installation of the system.  The amount of revenue allocated to each element is based upon its relative fair value.  The price charged when the system or installation service is sold separately generally determines fair value.  The value of the installation service is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components.  We recognize revenue for the system or delivered element since the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item (i.e., the installation service) and delivery or performance of the undelivered item is considered probable and substantially in our control, based on our historical experience.  The value of the undelivered element is the greater of the fair value of the installation or the portion of the sales price that will not be received until the installation is completed (i.e., the retention amount).  System revenue is generally recognized upon shipment or delivery provided title and risk of loss has passed to the customer.  Revenue from installation services is recognized at the time acceptance is received from the customer.  If the arrangement does not meet all the above criteria, the entire amount of the sales arrangement is deferred until the criteria have been met or all elements have been delivered to the customer or been completed.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment:  The Company accounts for goodwill and intangible assets with indefinite useful lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level.  Our policy is to perform this annual impairment test in the fourth quarter of each fiscal year or more frequently if impairment indicators arise.  Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets.

Pursuant to SFAS 142 we are required to determine if it is appropriate to use the operating segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met.  We have identified four reporting units that are required to be reviewed for impairment.  The reporting units are Data Storage Process Equipment, LED & Solar Process Equipment, AFM and Optical Metrology.

AFM and Optical Metrology comprise the Metrology operating segment.  In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

We perform this impairment test by first comparing the fair value of our reporting units to their respective carrying amount. When determining the estimated fair value of a reporting unit, we utilize a discounted future cash flow approach since reported quoted market prices are not available for our reporting units.  Developing the estimate of the discounted future cash flow requires significant judgment and projections of future financial performance.  The key assumptions used in developing the discounted future cash flows are the projection of future revenues and expenses, working capital requirements, residual growth rates and the weighted average cost of capital.  In developing our financial projections, we consider historical data, current internal estimates and market growth trends.  Changes to any of these assumptions could materially change the fair value of the reporting unit.  We reconcile the aggregate fair value of our reporting units to the Company’s adjusted market capitalization as a supporting calculation.  The adjusted market capitalization is calculated by multiplying the average share price of our common stock for the last ten trading days prior to the measurement date by the number of outstanding common shares and adding a control premium.

If the carrying value of the reporting units exceed the fair value we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any.

Definite-Lived Intangible and Long-Lived Asset Impairment: Long-lived assets, such as property, plant, and equipment, and intangible assets with definite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value Measurements:  We implemented the guidance in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) for our non-financial assets and non-financial liabilities as of January 1, 2009.  SFAS 157 requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in SFAS 157.  Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities.  Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  The requirements of SFAS 157 applies to our long-lived assets, goodwill, and intangible assets.  We use Level 3 inputs to value all of such assets, and the methodology we use to value such assets has not changed since December 31, 2008.

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

At March 31, 2009, we had a valuation allowance of approximately $86.4 million against substantially all of our domestic net deferred tax assets, which consist of net operating loss and tax credit carry forwards, as well as temporary deductible differences.  If we are able to realize part or all of the domestic deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”) addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  We had approximately $1.0 million of unrecognized tax benefits at March 31, 2009 and December 31, 2008, which predominantly relate to positions taken on our foreign tax returns and all of which represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

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

The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.   The dividend yield assumption is based on the Company’s historical and future expectation of dividend payouts.  While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.

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

Recent Accounting Pronouncements

Convertible debt:  In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). We implemented FSP APB 14-1 as of January 1, 2009 and have applied it retrospectively to all periods presented, as required.  FSP APB 14-1 requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity.  The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value.  The amortization is recorded as interest expense.  The Notes are subject to FSP APB 14-1 since they may be settled in cash upon conversion.  Thus, as a result of the adoption of FSP APB 14-1, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the Notes.  This reclassification created a $16.3 million discount on the debt that will be amortized over the remaining life of the Notes, which will be through April 15, 2012. The reclassification generated a $6.7 million deferred tax liability, which we offset with a corresponding decrease of the valuation allowance by the same amount.  FSP APB 14-1 requires that we present prior periods as if the guidance was in effect as of the date of issuance.  Thus, we have presented all financial data for prior periods in this report as if we had reclassified the $16.3 million and began amortizing the resultant debt discount in April 2007.

During the fourth quarter of 2008, we repurchased an aggregate principal amount of $12.2 million of the Notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million.  A gross gain of approximately $5.1 million was recorded on these repurchases offset by the write-off of approximately $0.1 million of unamortized deferred financing costs associated with the Notes, for a net gain of approximately $5.0 million.  Such net gain was reduced to $3.8 million upon the adoption of FSP APB 14-1, which required that the gain be calculated based on the fair value of the portion repurchased as of the date bought back.  The fair value approximated the carrying value net of the unamortized discount on the portion repurchased.  The difference of approximately $1.2 million between the fair value and the amount paid was recorded as a reduction in the gain originally reported, which increased the accumulated deficit as of December 31, 2008 by that amount.

For the three months ended March 31, 2009 and 2008, respectively, we recorded approximately $0.7 million of additional interest expense in each period resulting from the amortization of the debt discount.  This additional interest expense did not require the use of cash.  The retrospective application of FSP APB 14-1 to the results for the three months ended March 31, 2008 increased the net loss attributable to Veeco in that period from ($1,583) to ($2,296) and increased the net loss per share attributable to Veeco from ($0.05) to ($0.07).

The total effect on equity as of the date of adoption on January 1, 2009 was a net increase of $10.3 million, comprised of an increase in additional paid-in capital of $16.3 million and an increase in the accumulated deficit of $6.0 million.  The $6.0 million is comprised of $2.9 million and $1.9 million in amortization of the debt discount for 2008 and 2007, respectively, as well as the $1.2 million reduction in the gain that was recorded on the November 2008 repurchases.

Noncontrolling Interest:  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”).   The purpose of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  The most significant provisions of this statement result in changes to the presentation of noncontrolling interests in the consolidated financial statements.  We implemented SFAS 160 as of January 1, 2009.  The adoption of this statement impacted the manner in which we present noncontrolling interests for all periods included in this report, but did not impact our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 68.2% of our total net sales for the three months ended March 31, 2009, and 67.7% for the comparable 2008 period. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 14.4% of our total net sales for the three months ended March 31, 2009, and 16.6% for the comparable 2008 period.

The condensed consolidated results of operations for the three months ended March 31, 2009 include aggregate foreign currency losses of approximately $1.3 million, which were net of gains of approximately $0.2 million related to forward contracts.  For the three months ended March 31, 2008, the results include aggregate net foreign currency losses of approximately $0.1 million, which included losses of approximately $0.3 million related to forward contracts.  These amounts were recognized and included in other expense, net.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit are the Japanese Yen and the Euro. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three months ended March 31, 2009 was approximately $4.8 million.

As of March 31, 2009, approximately $0.1 million of gains related to forward contracts were included in prepaid and other current assets, and cash in an amount equivalent to such gains was received in April 2009. As of December 31, 2008, approximately $0.9 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2009.  Monthly forward contracts with a total notional amount of $4.7 million were entered into in March 2009 and will be settled in April 2009.  The fair value of the contracts at inception was zero, which did not significantly change at March 31, 2009.

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

Assuming first quarter 2009 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

We have implemented company-wide integrated applications software. We completed the conversion to this platform in all of our business locations by the first quarter of 2009. As a result of this company-wide integrated software, certain changes have been made to our internal controls, which management believes will strengthen our internal control structure. There have been no other significant changes in our internal controls or other factors during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Amendment No. 2 dated January 22, 2009 to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41

10.2

Second Amendment dated as of February 27, 2009 (effective December 31, 2008) to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.

Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.42

10.3

Third Amendment dated as of May 7, 2009 (effective March 27, 2009) to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.

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

Date:  May 7, 2009

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Amendment No. 2 dated January 22, 2009 to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41

10.2

Second Amendment dated as of February 27, 2009 (effective December 31, 2008) to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.

Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.42

10.3

Third Amendment dated as of May 7, 2009 (effective March 27, 2009) to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.

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