Form 10-Q
period 2009-06-30
VEECO INSTRUMENTS INC
filed 2009-07-30
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Website: www.veeco.com

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

32,544,275 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 29, 2009.

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$72,020	$114,449	$134,869	$216,756
Cost of sales	47,636	66,719	90,103	126,400
Gross profit	24,384	47,730	44,766	90,356
Operating expenses:
Selling, general, and administrative expense	19,822	24,311	38,429	46,939
Research and development expense	13,163	15,145	26,049	29,871
Amortization expense	1,831	2,426	3,660	4,382
Restructuring expense	1,944	—	6,375	2,875
Asset impairment charge	304	—	304	285
Other (income) expense, net	(77)	(382)	1,409	(378)
Total operating expenses	36,987	41,500	76,226	83,974
Operating (loss) income	(12,603)	6,230	(31,460)	6,382
Interest expense, net	1,698	1,700	3,407	3,305
(Loss) income before income taxes	(14,301)	4,530	(34,867)	3,077
Income tax provision	402	1,129	780	2,048
Net (loss) income including noncontrolling interest	(14,703)	3,401	(35,647)	1,029
Net loss attributable to the noncontrolling interest	(23)	(70)	(65)	(146)
Net (loss) income attributable to Veeco	$(14,680)	$3,471	$(35,582)	$1,175

(Loss) income per common share:
Net (loss) income attributable to Veeco	$(0.47)	$0.11	$(1.13)	$0.04
Diluted net (loss) income attributable to Veeco	$(0.47)	$0.11	$(1.13)	$0.04

Weighted average shares outstanding	31,497	31,255	31,506	31,197
Diluted weighted average shares outstanding	31,497	31,590	31,506	31,435

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,494	$103,799
Accounts receivable, net	32,187	59,659
Inventories	78,497	94,930
Prepaid expenses and other current assets	6,051	6,425
Deferred income taxes	2,190	2,185
Total current assets	216,419	266,998
Property, plant, and equipment at cost, net	60,513	64,372
Goodwill	59,160	59,160
Intangible assets, net	34,569	38,818
Other assets	197	193
Total assets	$370,858	$429,541

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,054	$29,610
Accrued expenses	53,431	66,964
Deferred profit	622	1,346
Income taxes payable	153	354
Current portion of long-term debt	204	196
Total current liabilities	73,464	98,470
Deferred income taxes	5,001	4,540
Long-term debt	99,626	98,330
Other non-current liabilities	1,986	2,391

Shareholders’ equity:
Shareholders’ equity attributable to Veeco	190,781	225,026
Noncontrolling interest	—	784
Total shareholders’ equity	190,781	225,810
Total liabilities and shareholders’ equity	$370,858	$429,541

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities
Net (loss) income attributable to Veeco	$(35,582)	$1,175
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,866	11,503
Deferred income taxes	360	962
Amortization of debt discount	1,400	1,444
Non-cash inventory write-off	1,526	—
Non-cash share-based compensation	3,553	3,623
Non-cash asset impairment charge	304	285
Other, net	5	(211)
Changes in operating assets and liabilities:
Accounts receivable	26,883	3,314
Inventories	15,063	(11,135)
Accounts payable	(10,507)	(533)
Accrued expenses, deferred profit, and other current liabilities	(6,100)	(1,069)
Other, net	273	1,097
Net cash provided by operating activities	8,044	10,455

Investing activities
Capital expenditures	(3,645)	(7,076)
Payments for net assets of businesses acquired, net of cash acquired	(500)	(10,855)
Payment of earn-outs for businesses acquired	(9,839)	—
Other, net	275	99
Net cash used in investing activities	(13,709)	(17,832)

Financing activities
Proceeds from stock issuances	—	669
Repayments of long-term debt	(96)	(224)
Restricted stock tax withholdings	(295)	(607)
Net cash used in financing activities	(391)	(162)
Effect of exchange rate changes on cash and cash equivalents	(249)	100
Net decrease in cash and cash equivalents	(6,305)	(7,439)
Cash and cash equivalents at beginning of period	103,799	117,083
Cash and cash equivalents at end of period	$97,494	$109,644

Non-cash investing and financing activities
Accrual of payment for net assets acquired	$1,000	$—
Transfers from property, plant, and equipment to inventory	$241	$385
Transfers from inventory to property, plant, and equipment	$23	$—

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Net (Loss) Income Per Common Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Weighted average shares outstanding	31,497	31,255	31,506	31,197
Dilutive effect of stock options and restricted stock awards and units	—	335	—	238
Diluted weighted average shares outstanding	31,497	31,590	31,506	31,435

Net (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period.  The effect of approximately 95,000 common equivalent shares for the three months ended June 30, 2009 and approximately 78,000 common equivalent shares for the six months ended June 30, 2009 were excluded from the diluted weighted average shares outstanding due to a net loss sustained in each period.  During the three-month and six-month periods ended June 30, 2008, options to purchase 3.8 million shares of common stock (at prices ranging from $18.26 to $72.00 per share) and options to purchase 5.0 million shares of common stock (at prices ranging from $16.93 to $72.00 per share), respectively, were excluded from the computation of diluted earnings per share due to exercise prices that exceeded the average market price of our common stock for the period.

During the second quarter of 2007, we exchanged $118.8 million of our 4.125% convertible subordinated notes due December 2008 (the “Old Notes”) for $117.8 million of a new series of 4.125% convertible subordinated notes due April 15, 2012 (the “Notes”), leaving $25.2 million of Old Notes outstanding.  For the three and six months ended June 30, 2008, the weighted-average effect of the assumed conversion of the remaining $25.2 million of Old Notes was approximately 0.7 million shares.  The convertible shares were anti-dilutive and, therefore, not included in the weighted shares outstanding for the three or six months ended June 30, 2008. During the fourth quarter of 2008, we repaid the remaining $25.2 million of Old Notes outstanding.

The Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the Notes in cash.  Under the terms of the Notes, we may pay the principal amount of converted Notes in cash or in shares of common stock.  We have indicated that we intend to pay such amounts in cash.  Using the treasury stock method, the impact of the assumed conversion of the Notes was anti-dilutive for the three and six months ended June 30, 2009 and 2008, as the average stock price for each period was below the conversion price of $27.23.  The effect of the assumed converted shares is dependent on the stock price at the time of the conversion.  The maximum number of common equivalent shares issuable upon conversion at June 30, 2009 was approximately 5.4 million, after giving effect to the $12.2 million of Notes that we repurchased during the fourth quarter of 2008.  See Note 8 for further details on our debt.

Fair Value of Financial Instruments

We believe the carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, reflected in the consolidated financial statements approximate fair value due to their short-term maturities. The fair value of our debt, including current maturities, is estimated using a discounted cash flow analysis based on the estimated current incremental borrowing rates for similar types of securities, or based on market value for our publicly-traded debt (see Note 8).

Derivative Financial Instruments

We use derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, our operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, we enter into monthly forward contracts. We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are adjusted to current exchange rates through earnings. We conduct our derivative transactions with highly rated financial institutions in an effort to mitigate any material credit risk. The weighted average notional amount of derivative contracts outstanding during the three and six months ended June 30, 2009 was approximately $2.6 million and $3.6 million, respectively.

The condensed consolidated results of operations for the three and six months ended June 30, 2009 include an aggregate foreign currency gain of approximately $0.1 million and an aggregate foreign currency loss of approximately $1.3 million, respectively.  The loss of $1.3 million for the six months ended June 30, 2009 was net of gains of approximately $0.2 million related to forward contracts.  The condensed consolidated results of operations for the three and six months ended June 30, 2008 include aggregate foreign currency losses of less than $0.1 million and gains of approximately $0.1 million, respectively, which were net of gains of approximately $0.1 million and losses of $0.2 million, respectively, related to forward contracts.  These amounts were recognized and included in other (income) expense, net in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2009, gains of less than $0.1 million related to forward contracts were included in prepaid and other current assets, and cash in an amount equivalent to such gains was received in July 2009. As of December 31, 2008, approximately $0.9 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2009. Monthly forward contracts with a total notional amount of $2.0 million were entered into in June 2009 and settled in July 2009.  The fair value of these contracts at inception was zero, which did not significantly change at June 30, 2009.

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

Subsequent Events

We have evaluated the financial statements for subsequent events through the filing date of this Form 10-Q.

Note 2—Acquisition

Fluens Corporation

In 2006 we purchased 19.9% of the common stock of Fluens Corporation (“Fluens”).  Veeco and Fluens have jointly developed a next-generation process for high-rate deposition of aluminum oxide for data storage applications.   For accounting purposes we had consolidated Fluens into our financial results and financial position, and recorded the remaining 80.1% portion of its net loss and net assets as a noncontrolling interest.  On May 14, 2009, we acquired the remaining 80.1% of Fluens for $1.5 million plus an earn-out arrangement based on future performance.  Since we already were consolidating Fluens, the purchase of the remaining 80.1% was treated in accordance with the applicable accounting guidance as a transaction among shareholders and not as a new business acquisition.  Thus no gain or loss was recognized upon the purchase of the 80.1% portion, and the difference between the purchase price including the earn-out consideration and the amount by which noncontrolling interest was reduced on the balance sheet was attributed to equity of Veeco.  Such difference amounted to approximately $1.0 million, and was recorded as additional paid-in capital.

We paid $0.5 million of the $1.5 million purchase price of the 80.1% remaining portion of Fluens upon closing, as well as $0.2 million in respect of the earn-out arrangement.  We will pay the remaining $1.0 million of the $1.5 million in equal quarterly installments of $0.5 million in each of the third and fourth quarters of 2009.  Prior to our purchase of the remaining 80.1%, approximately 31% of Fluens was owned by a Senior Vice President of Veeco.

Note 3—Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period in accordance with FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).  The following compensation expense was included in the condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Share-based compensation expense	$2,155	$2,014	$3,553	$3,623

As of June 30, 2009, the total unrecognized compensation cost related to nonvested restricted stock awards and stock option awards is $10.6 million and $7.9 million, respectively.  The related weighted average period over which we expect that such unrecognized compensation costs will be recognized as expense is approximately 2.8 years for the nonvested restricted stock awards and 2.2 years for option awards.

A summary of our restricted stock awards including restricted stock units as of and for the six months ended June 30, 2009, is presented below:

	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	679	$17.76
Granted	469	8.97
Vested	(110)	18.92
Forfeited (including cancelled awards)	(71)	18.40
Nonvested at June 30, 2009	967	13.31

A summary of our stock option plans as of and for the six months ended June 30, 2009, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	5,572	$20.29
Granted	748	8.95
Exercised	(1)	0.27
Forfeited (including cancelled options)	(1,658)	23.64
Outstanding at June 30, 2009	4,661	17.28	$3,448	4.2
Options exercisable at June 30, 2009	2,886	19.40	$685	2.9

Note 4—Balance Sheet Information

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.9 million as of both June 30, 2009 and December 31, 2008.

Inventories

Inventories have been determined by lower of cost (principally first-in, first-out) or market.  Inventories consist of (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$51,611	$57,815
Work in process	19,403	28,733
Finished goods	7,483	8,382
	$78,497	$94,930

Accrued Warranty

We estimate the costs that may be incurred under the warranty we provide and recognize a liability in the amount of such costs at the time the related revenue is recognized.  Factors that affect our warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period.  We periodically assess the adequacy of our recognized warranty liability and adjust the amount as necessary.  Changes in our warranty liability during the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Six months ended June 30,
	2009	2008
Balance at beginning of period	$6,892	$6,502
Warranties issued during the period	1,304	3,003
Settlements made during the period	(1,922)	(2,329)
Balance at end of period	$6,274	$7,176

Note 5—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon three separate reporting segments that reflect the market focus of each business.  The Light Emitting Diode (“LED”) & Solar Process Equipment segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, thermal deposition sources, and other types of deposition systems used to deposit materials on flexible and glass substrates.  These systems are primarily sold to customers in the high-brightness light emitting diode (“HB-LED”) and solar industries, as well as to scientific research customers. This segment has production facilities in Somerset, New Jersey, St. Paul, Minnesota, and Lowell, Massachusetts. The Data Storage Process Equipment segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry.  This segment has production facilities in Plainview, New York, and Ft. Collins, Colorado.  In our Metrology segment, we design and manufacture atomic force microscopes, scanning probe microscopes, stylus profilers, and optical interferometers used to provide critical surface measurements in research and production environments. This broad line of products is used in universities, research facilities and scientific centers worldwide. In production environments such as semiconductor, data storage and other broad industries, our metrology instruments enable customers to monitor their products throughout the manufacturing process to improve yields, reduce costs, and improve product quality.  This segment has production facilities in Camarillo and Santa Barbara, California and Tucson, Arizona.

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

The following tables present certain data pertaining to our reporting segments and a reconciliation of segment (loss) profit to (loss) income before income taxes for the three months and six months ended June 30, 2009 and 2008, respectively, and goodwill and total assets as of June 30, 2009 and December 31, 2008, respectively (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three months ended June 30, 2009
Net sales	$31,882	$17,593	$22,545	$—	$72,020
Segment loss	$(472)	$(1,009)	$(3,012)	$(1,876)	$(6,369)
Interest expense, net	—	—	—	1,698	1,698
Amortization expense	774	403	578	76	1,831
Equity-based compensation expense	218	337	321	1,279	2,155
Restructuring expense	195	1,444	262	43	1,944
Asset impairment charge	—	304	—	—	304
Loss before income taxes	$(1,659)	$(3,497)	$(4,173)	$(4,972)	$(14,301)

Three months ended June 30, 2008
Net sales	$45,090	$36,762	$32,597	$—	$114,449
Segment profit (loss)	$8,834	$5,416	$(1,030)	$(2,550)	$10,670
Interest expense, net	—	—	—	1,700	1,700
Amortization expense	967	952	394	113	2,426
Equity-based compensation expense	102	238	220	1,454	2,014
Income (loss) before income taxes	$7,765	$4,226	$(1,644)	$(5,817)	$4,530

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Six months ended June 30, 2009
Net sales	$54,084	$34,498	$46,287	$—	$134,869
Segment loss	$(4,184)	$(2,641)	$(5,717)	$(3,500)	$(16,042)
Interest expense, net	—	—	—	3,407	3,407
Amortization expense	1,549	808	1,155	148	3,660
Equity-based compensation expense	374	589	557	2,033	3,553
Restructuring expense	929	2,830	2,386	230	6,375
Inventory write-off	—	1,526	—	—	1,526
Asset impairment charge	—	304	—	—	304
Loss before income taxes	$(7,036)	$(8,698)	$(9,815)	$(9,318)	$(34,867)

Six months ended June 30, 2008
Net sales	$87,221	$60,841	$68,694	$—	$216,756
Segment profit (loss)	$17,501	$4,096	$918	$(4,968)	$17,547
Interest expense, net	—	—	—	3,305	3,305
Amortization expense	1,453	1,904	800	225	4,382
Equity-based compensation expense	177	389	346	2,711	3,623
Restructuring expense	—	124	190	2,561	2,875
Asset impairment charge	—	—	—	285	285
Income (loss) before income taxes	$15,871	$1,679	$(418)	$(14,055)	$3,077

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total

As of June 30, 2009
Goodwill	$51,727	$—	$7,433	$—	$59,160
Total assets	$128,769	$57,102	$73,797	$111,190	$370,858

As of December 31, 2008
Goodwill	$51,727	$—	$7,433	$—	$59,160
Total assets	$137,037	$84,335	$85,390	$122,779	$429,541

Corporate total assets are comprised principally of cash and cash equivalents at June 30, 2009 and December 31, 2008.

Note 6—Income Taxes

We had approximately $1.0 million of unrecognized tax benefits at June 30, 2009 and December 31, 2008, respectively, which predominantly relate to positions taken on our foreign tax returns and all of which represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

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

We recognize interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $0.3 million as of June 30, 2009 and December 31, 2008.

Note 7—Comprehensive Income

Total comprehensive income for the three months and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net (loss) income including noncontrolling interest	$(14,703)	$3,401	$(35,647)	$1,029
Other comprehensive (loss) income, net of tax:
Foreign currency translation	719	(1,270)	(946)	1,763
Comprehensive (loss) income:	(13,984)	2,131	(36,593)	2,792
Comprehensive loss attributable to the noncontrolling interest	(23)	(70)	(65)	(146)
Comprehensive (loss) income attributable to Veeco	$(13,961)	$2,201	$(36,528)	$2,938

Note 8—Debt

Convertible Debt

During the second quarter of 2007, we exchanged $118.8 million of Old Notes for $117.8 million of Notes pursuant to privately negotiated exchange agreements with certain holders of the Old Notes.  During the fourth quarter of 2008 we repaid in full the $25.2 million of the Old Notes that remained outstanding after the exchange transactions.

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

For the six months ended June 30, 2009 and 2008, respectively, we recorded approximately $1.4 million of additional interest expense in each period resulting from the amortization of the debt discount.  This additional interest expense did not require the use of cash.  The retrospective application of FSP APB 14-1 to the results for the three and six months ended June 30, 2008 decreased the net income attributable to Veeco in those periods from $4,202 to $3,471 and from $2,619 to $1,175, respectively, and decreased the basic earnings per share attributable to Veeco for those periods from $0.13 to $0.11 and from $0.08 to $0.04, respectively.

The components of interest expense recorded on the Notes for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Contractual interest	$1,089	$1,214	$2,177	$2,428
Amortization of the discount on the Notes	707	731	1,400	1,444
Total interest expense on the Notes	$1,796	$1,945	$3,577	$3,872
Effective interest rate	6.8%	6.6%	6.8%	6.6%

The carrying amounts of the liability and equity components of the Notes as of June 30, 2009 and December 31, 2008, respectively, were as follows (in thousands):

	June 30, 2009	December 31, 2008

Carrying amount of the equity component	$16,318	$16,318

Principal balance of the liability component	$105,574	$105,574
Less: unamortized discount	8,939	10,339
Net carrying value of the liability component	$96,635	$95,235

At June 30, 2009, $105.6 million of the New Notes were outstanding with a fair value of approximately $97.7 million.

Mortgage Payable

We also have a mortgage note payable, with approximately $3.2 million outstanding at June 30, 2009.  The note accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020.  The fair value of this note at June 30, 2009 was approximately $3.5 million.

Credit Agreement

In February 2009, we entered into an amendment to our existing credit agreement with HSBC Bank USA, National Association (“HSBC”), as administrative agent, and the lenders named therein (as amended, the “Credit Agreement”).  As part of the amendment, we reduced the amount of the revolving credit facility, modified certain existing covenants and added certain new covenants.  As amended, the Credit Agreement provides for revolving credit borrowings of up to $30.0 million. The Credit Agreement was amended effective March 27, 2009 to modify certain financial covenants, to provide for the cash collateralization of borrowings under the Credit Agreement, and to permit the acquisition of the 80.1% of Fluens’ outstanding stock which we did not yet own.  The annual interest rate under the Credit Agreement is a floating rate equal to the prime rate of the agent bank plus 2.0%.  A LIBOR-based interest rate option is also provided.  Borrowings may be used for general corporate purposes, including working capital requirements, as well as permitted acquisitions.  The Credit Agreement contains certain restrictive covenants which include the maintenance of minimum cash balances and limitations with respect to incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.  In addition, under the Credit Agreement, we are required to satisfy certain financial tests, including minimum profitability levels.  As of June 30, 2009, we were in compliance with all covenants of the Credit Agreement as amended.  Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the Credit Agreement.  The revolving credit facility under the Credit Agreement expires on March 31, 2012.  In the first quarter of 2009, we recognized an expense of $0.2 million representing the amount of deferred financing fees equal to the portion of the revolving credit facility which was terminated in connection with the amendment, which is included in other expense, net. We capitalized $0.1 million in deferred financing fees that we incurred in connection with the amendment that was effective February 2009.  As of June 30, 2009 and December 31, 2008, there were no borrowings outstanding under the Credit Agreement and letters of credit outstanding were approximately $0.5 million and $0.4 million, respectively.  Interest expense associated with the Credit Agreement recorded during the six months ended June 30, 2009 and 2008, respectively, was approximately $0.1 million for each period.

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

SFAS 157 requires that we disclose the type of inputs we use to value such assets, based on three categories of inputs as defined in SFAS 157.  Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities.  Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  We use Level 3 inputs to value all of our property, plant and equipment, goodwill, and intangible assets balances.  We value such assets on a non-recurring basis and did not perform a valuation during the first or second quarter of 2009, though the methodology we would use to value such assets has not changed since December 31, 2008.  We did not record any gain or loss in adjusting the carrying amounts to fair value in the three months or six months ended June 30, 2009, since we made no such adjustment during that period.  The carrying amounts of property, plant and equipment, goodwill, and intangible assets as of June 30, 2009 were $60,513, $59,160, and $34,569, respectively.

Note 10 — Commitments, Contingencies and Other Matters

Restructuring Expenses

During 2008 and through the six months ended June 30, 2009, we have continued our multi-quarter plan to improve profitability and reduce and contain spending.  We have continued to make progress against the initiatives that management has set, continued our restructuring plan and executed activities with a focus on creating a more variable cost effective organization. These activities included downsizing and consolidating some locations, reducing our workforce, consultants and discretionary expenses and realigning our sales organization and engineering groups.  In addition, due to a weakened and deteriorated business environment we intensified and accelerated our restructuring activities.

Restructuring expenses for the three months and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Personnel severance costs	$767	$—	$5,153	$321
Lease-related costs	893	—	893	2,554
Moving costs and consolidation activities	284	—	329	—
Total restructuring expense	$1,944	$—	$6,375	$2,875

2009 Restructuring and Other Charges

In conjunction with these activities, during the six months ended June 30, 2009, we recognized restructuring charges of approximately $6.4 million, principally consisting of personnel severance costs resulting from a headcount reduction of 193 employees and the notification of other employees that will be transitioned out of the Company during 2009.  This reduction in workforce included executives, management, administration, sales and service personnel and manufacturing employees companywide.

During the second quarter of 2009, we vacated our Data Storage Process Equipment facilities in Camarillo, CA.  As a result, we incurred an additional restructuring charge, representing the remaining lease payment obligations and estimated property taxes for the facility we vacated, offset by the estimated expected sublease income to be received.  We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the liability.  We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates.  The assumptions are based on management’s best estimates, and will be adjusted periodically if better information is obtained.  We also incurred charges associated with moving and consolidation activities for both of these locations.  We relocated 27 employees from the Data Storage Process Equipment segment to Metrology’s Santa Barbara, CA facility.

We also recorded an inventory write-off of $1.5 million in our Data Storage Process Equipment segment associated with the discontinuance of certain products in connection with transitioning to outsourced manufacturing during the first quarter of 2009, which is included in cost of sales.

The following is a reconciliation of the liability for the 2009 restructuring charge from inception through June 30, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-Term Liability

Personnel severance charges	$850	$1,706	$2,378	$219	$5,153
Moving costs and consolidation activities	83	233	13	—	329
Total charged to accrual	933	1,939	2,391	219	5,482
Lease-related and other costs	—	516	—	—	516
Cash payments	(607)	(1,382)	(1,824)	(174)	(3,987)

Balance as of June 30, 2009	$326	$1,073	$567	$45	$2,011

Long-Term Liability

Lease-related and other costs	$—	$377	$—	$—	$377

Balance as of June 30, 2009	$—	$377	$—	$—	$377

The balance of the short-term 2009 restructuring accrual is expected to be paid over the next nine to twelve months, and the long-term portion will continue over the remaining life of the lease until May 1, 2012.  We expect to continue our restructuring program in light of the overall business decline, and expect to incur restructuring charges of $0.5 million to $1.0 million throughout the remainder of 2009 associated with consolidating business units, decreasing the number of manufacturing sites, implementing specific manufacturing initiatives, and centralizing certain functions.

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

The following is a reconciliation of the liability for the 2008 restructuring charge from December 31, 2008 through June 30, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-Term Liability
Balance as of December 31, 2008	$660	$270	$534	$1,859	$3,323

Short-term/long-term Reclassification	—	—	—	540	540
Cash payments	(253)	(268)	(384)	(878)	(1,783)
Reversal of accrual	(4)	(2)	(5)	—	(11)
Balance as of June 30, 2009	$403	$—	$145	$1,521	$2,069

Long-Term Liability
Balance as of December 31, 2008	$—	$—	$—	$1,620	$1,620

Short-term/long-term Reclassification	—	—	—	(540)	(540)
Balance as of June 30, 2009	$—	$—	$—	$1,080	$1,080

The balance of the 2008 restructuring accrual related to the lease for the former Corporate headquarters is expected to be paid over the remaining life of that lease through June 2011, and the remaining balance of the 2008 restructuring accrual is expected to be paid over the next twelve months.

2007 Restructuring and Other Charges

As of December 31, 2008, we had a balance of $0.2 million in the liability related to restructuring charges incurred in 2007.  We made cash payments of $0.1 million against this liability in the first quarter of 2009, and paid the remaining balance of $0.1 million during the second quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We design, manufacture, market, and service enabling solutions for customers in the high-brightness light emitting diode (“HB-LED”), solar, data storage, scientific research, semiconductor, and industrial markets.  We have leading technology positions in our three segments:  Light Emitting Diode (“LED”) & Solar Process Equipment, Data Storage Process Equipment, and Metrology.

In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems and sources, and other types of deposition systems such as web and glass coaters, which we sell primarily to manufacturers of HB-LEDs and solar panels, as well as to scientific research customers.

In our Data Storage segment, we design and manufacture ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products primarily used to create thin film magnetic heads (“TFMHs”) that read and write data on hard disk drives.

In our Metrology segment, we design and manufacture atomic force microscopes (“AFMs”), scanning probe microscopes (“SPMs”), stylus profilers, and optical interferometers used to provide critical surface measurements in research and production environments. This broad line of products is used in universities, research facilities and scientific centers worldwide. In production environments such as semiconductor, data storage and other industries, our metrology instruments enable customers to monitor their products throughout the manufacturing process to improve yields, reduce costs, and improve product quality.

We currently maintain facilities in Arizona, California, Colorado, Massachusetts, Minnesota, New Jersey and New York, with sales and service locations in North America, Europe, Japan, and the Asia Pacific region.

Highlights of the Second Quarter of 2009

•                  Revenue was $72.0 million, a 37% decrease from the second quarter of 2008, but up 15% from the first quarter of 2009.

•                  Orders were $98.7 million, down 28% from the second quarter of 2008, but up 86% from the first quarter of 2009.

•                  Net loss was $14.7 million, or ($0.47) per share, compared to net income of $3.5 million, or $0.11 per share, in the second quarter of 2008.

•                  Gross margins were 33.9%, compared to 41.7% in the second quarter of 2008.

•                  Restructuring charges totaled $1.9 million, principally consisting of personnel severance costs as well as lease-related and moving and consolidation costs associated with our Camarillo, CA facilities, which we vacated during the quarter.

The second quarter remained challenging for Veeco from a revenue and loss perspective due to the global economic slowdown that began in the fall of 2008.  We have made significant progress on our cost and workforce reduction plans, various outsourcing initiatives and materials cost management.

Veeco’s second quarter order improvement compared to the first quarter was primarily driven by significant sequential growth in LED & Solar bookings to $57 million, as LED manufacturers ramp production for TV and laptop backlighting applications.  Data storage orders also improved 147% from the first quarter of 2009 to $19 million, with hard disk drive customers resuming both technology and capacity purchases.  Metrology orders were $23 million, up 38% from the first quarter of 2009, due to new product traction and some improvement in scientific research spending.

Outlook

While Veeco remains cautious about overall economic conditions, we are encouraged by the improvement in bookings over the first quarter of 2009 for all three businesses.  Veeco’s backlog at June 30, 2009 was $160 million.  The positive trends we experienced in the second quarter in our MOCVD business have accelerated into the beginning of this quarter driven by key customers’ investments in LED capacity for backlighting applications.  We have already received orders for a total of over $110 million in MOCVD systems during the month of July from multiple customers in APAC.  As a result of this pace of orders, we currently believe that third quarter LED & Solar bookings will be between $125 to 175 million. While we remain cautious to the possibility of cancellations and/or rescheduling of orders, based on these order trends it is our current expectation that Veeco’s overall third quarter orders will be significantly higher than the second quarter.

Veeco’s outlook for the remainder of the year looks significantly different than it did just one quarter ago, primarily due to the strong LED industry demand.  We are currently expecting that Veeco will return to EBITA profitability in the third quarter.  Since the global economic situation remains uncertain, it is our intention to continue to carefully manage our expenses, while at the same time making selected investments that are required to support the MOCVD production ramp as well as our new CIGS solar equipment business.  Veeco currently anticipates that its 2009 revenues will be in the range of $310 to $325 million.

Results of Operations:

Three Months Ended June 30, 2009 and 2008

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,				Dollar and Percentage
	2009		2008		Change
Net sales	$72,020	100.0%	$114,449	100.0%	$(42,429)	(37.1)%
Cost of sales	47,636	66.1	66,719	58.3	(19,083)	(28.6)
Gross profit	24,384	33.9	47,730	41.7	(23,346)	(48.9)
Operating expenses:
Selling, general, and administrative expense	19,822	27.5	24,311	21.3	(4,489)	(18.5)
Research and development expense	13,163	18.3	15,145	13.2	(1,982)	(13.1)
Amortization expense	1,831	2.5	2,426	2.1	(595)	(24.5)
Restructuring expense	1,944	2.8	—	—	1,944	(100.0)
Asset impairment charge	304	0.4	—	—	304	(100.0)
Other income, net	(77)	(0.1)	(382)	(0.3)	305	(79.8)
Total operating expenses	36,987	51.4	41,500	36.3	(4,513)	(10.9)
Operating (loss) income	(12,603)	(17.5)	6,230	5.4	(18,833)	(302.3)
Interest expense, net	1,698	2.4	1,700	1.4	(2)	(0.1)
(Loss) income before income	(14,301)	(19.9)	4,530	4.0	(18,831)	(415.7)
Income tax provision	402	0.6	1,129	1.0	(727)	(64.4)
(Loss) income including noncontrolling interest	(14,703)	(20.4)	3,401	3.0	(18,104)	(532.3)
Noncontrolling interest	(23)	(0.0)	(70)	—	47	(67.1)
Net (loss) income	$(14,680)	(20.4)%	$3,471	3.0%	$(18,151)	(522.9)%

Net Sales and Orders

Net sales of $72.0 million for the three months ended June 30, 2009 were down 37.1% compared to the comparable 2008 quarter.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three Months Ended June 30,		Dollar and Percentage Change		Three Months Ended June 30,		Dollar and Percentage Change		Book-to-Bill Ratio
	2009	2008	Year to Year		2009	2008	Year to Year		2009	2008
Segment Analysis
LED & Solar Process Equipment	$31,882	$45,090	$(13,208)	(29.3)%	$56,342	$52,061	$4,281	8.2%	1.77	1.15
Data Storage Process Equipment	17,593	36,762	(19,169)	(52.1)	19,318	51,716	(32,398)	(62.6)	1.10	1.41
Metrology	22,545	32,597	(10,052)	(30.8)	23,010	32,735	(9,725)	(29.7)	1.02	1.00
Total	$72,020	$114,449	$(42,429)	(37.1)%	$98,670	$136,512	$(37,842)	(27.7)%	1.37	1.19
Regional Analysis
Americas	$23,864	$44,688	$(20,824)	(46.6)%	$20,660	$52,769	$(32,109)	(60.8)%	0.87	1.18
Europe, Middle East and Africa (“EMEA”)	14,889	23,142	(8,253)	(35.7)	16,193	19,131	(2,938)	(15.4)	1.09	0.83
Japan	4,511	5,989	(1,478)	(24.7)	7,434	7,809	(375)	(4.8)	1.65	1.30
Asia Pacific	28,756	40,630	(11,874)	(29.2)	54,383	56,803	(2,420)	(4.3)	1.89	1.40
Total	$72,020	$114,449	$(42,429)	(37.1)%	$98,670	$136,512	$(37,842)	(27.7)%	1.37	1.19

Sales declined in each segment in the second quarter of 2009 compared with the second quarter in 2008 due to our customers’ reluctance to invest in capital equipment during the current difficult economic conditions. LED & Solar Process Equipment sales were down 29.3% from the second quarter of 2008 primarily due to a pause in capacity spending as LED customers absorb the equipment purchased from Veeco during the last two years. However, the book-to-bill ratio in that segment increased to 1.77 from 1.15 in the comparable quarter of 2008, indicating an improvement in business outlook for the LED business.  Data Storage Process Equipment segment sales declined by 52.1% from the second quarter of 2008 due to the slowdown in capital spending by our data storage customers.  Additionally, Metrology sales decreased by 30.8% from the second quarter of 2008, primarily due to a slowdown in the research, industrial and data storage markets.  By region, net sales decreased by 46.6%, 35.7%, 24.7%, and 29.2% in the Americas, EMEA, Japan, and Asia Pacific, respectively. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the second quarter of 2009 decreased by 27.7% from the comparable 2008 period.  However, orders for LED & Solar Process Equipment increased by 8.2% over the second quarter 2008.  This increase was principally driven by LED manufacturers ramping up production for television and laptop backlighting applications.  The 62.6% decrease in Data Storage Process Equipment orders resulted from customers continuing to be cautious about their capital spending.  The 29.7% decrease in Metrology orders is due to low demand from customers in the semiconductor, research and industrial markets.

Our overall book-to-bill ratio for the second quarter of 2009, which is calculated by dividing orders received in a given period by revenue recognized in the same time period, was 1.37 to 1, an improvement over the ratio of 1.19 to 1 in the comparable quarter of 2008.  Our backlog as of June 30, 2009 was $160 million, compared to $147.2 million as of December 31, 2008.  During the quarter ended June 30, 2009, we experienced backlog adjustments of approximately $1.8 million, consisting of $1.1 million for order cancellations and $0.7 million of adjustments related to foreign currency translation.  Due to changing business conditions and weak capital equipment spending by certain customers in our businesses, we may continue to experience cancellations and/or rescheduling of orders.  Despite some indications of improvement over the first quarter of 2009, particularly in our LED & Solar Process Equipment segment, we still expect 2009 to be a challenging year for the Company overall.

Gross Profit

Gross profit for the quarter ended June 30, 2009, was 33.9%, compared to 41.7% in the second quarter of 2008, primarily due to the significant decline in sales.  LED & Solar Process Equipment gross margins decreased to 32.7% from 41.4% in the prior-year period, primarily due to the significant decrease in sales volume and unfavorable product mix as compared to the prior-year period.  Data Storage Process Equipment gross margins decreased to 34.3% from 40.2% in the prior-year period, due to reduced sales volume.  Metrology gross margins decreased to 35.2% from 43.8%, principally due to lower sales volume and a less favorable product mix and pricing in Metrology instruments.

Operating Expenses

Selling, general and administrative expenses decreased by $4.5 million, or 18.5%, from the prior-year period, primarily due to lower salary and related expenses resulting from the personnel reductions taken as part of management’s restructuring plan, a reduction in incentive bonus and profit-sharing expense, and lower commissions as well as cost savings initiatives resulting in less travel and entertainment, marketing, and other operating and occupancy expenses.

Research and development expense decreased $2.0 million from the second quarter of 2008, primarily due to a more focused approach to Metrology and Data Storage product development that resulted from our restructuring activities.  As a percentage of sales, research and development increased to 18.3% in the second quarter of 2009 from 13.2% in the second quarter of 2008, as a result of lower sales volume.   The Company continues to invest in higher-growth end market opportunities, particularly in its LED & Solar segment.

Amortization expense was $1.8 million in the second quarter of 2009, compared to $2.4 million in the second quarter of 2008, due to reduced intangible assets resulting from asset impairment charges taken during the fourth quarter of 2008.

Restructuring expense of $1.9 million for the second quarter of 2009 consists of $0.8 million of personnel severance costs resulting from a reduction in workforce.  In addition, there were $0.9 million of lease-related costs and $0.3 million of moving and consolidation costs incurred in our Data Storage Process Equipment segment associated with vacating our Camarillo, CA facilities.  In addition to the $1.9 million in restructuring expense, we incurred $0.3 million of asset impairment costs.  No such costs were incurred in the second quarter of 2008.

Interest Expense, Net

Net interest expense was $1.7 million in the second quarter in each of 2009 and 2008, comprised in both years of $1.0 million in cash net interest expense and $0.7 million in non-cash interest expense related to the implementation of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). See “Recent Accounting Pronouncements” for a further discussion of the implementation of FSP APB 14-1.

Income Taxes

The income tax provision for the quarter ended June 30, 2009 was $0.4 million compared to $1.1 million in the second quarter of 2008. The 2009 provision for income taxes included $0.3 million relating to our foreign operations, which continue to be profitable, and $0.1 million relating to our domestic operations. The 2008 provision for income taxes included $0.8 million relating to our foreign operations, and $0.3 million relating to our domestic operations.  Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future.

Six Months Ended June 30, 2009 and 2008

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,				Dollar and Percentage
	2009		2008		Change
Net sales	$134,869	100.0%	$216,756	100.0%	$(81,887)	(37.8)%
Cost of sales	90,103	66.8	126,400	58.3	(36,297)	(28.7)
Gross profit	44,766	33.2	90,356	41.7	(45,590)	(50.5)
Operating expenses:
Selling, general, and administrative expense	38,429	28.5	46,939	21.7	(8,510)	(18.1)
Research and development expense	26,049	19.3	29,871	13.8	(3,822)	(12.8)
Amortization expense	3,660	2.7	4,382	2.0	(722)	(16.5)
Restructuring expense	6,375	4.7	2,875	1.3	3,500	121.7
Asset impairment charge	304	0.3	285	0.1	19	6.7
Other income, net	1,409	1.0	(378)	(0.2)	1,787	(472.8)
Total operating expenses	76,226	56.5	83,974	38.7	(7,748)	(9.2)
Operating income	(31,460)	(23.3)	6,382	3.0	(37,842)	(592.9)
Interest expense, net	3,407	2.6	3,305	1.5	102	3.1
(Loss) income before income taxes	(34,867)	(25.9)	3,077	1.5	(37,944)	(1233.1)
Income tax provision	780	0.5	2,048	0.9	(1,268)	(61.9)
(Loss) income before noncontrolling interest	(35,647)	(26.4)	1,029	0.6	(36,676)	(3564.2)
Noncontrolling interest	(65)	(0.0)	(146)	(0.1)	81	(55.5)
Net (loss) income	$(35,582)	(26.4)%	$1,175	0.5%	$(36,757)	(3128.3)%

Net Sales and Orders

Net sales of $134.9 million for the six months ended June 30, 2009 were down 37.8% compared to the comparable 2008 period.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Six Months Ended June 30,		Dollar and Percentage Change		Six Months Ended June 30,		Dollar and Percentage Change		Book-to-Bill Ratio
	2009	2008	Year to Year		2009	2008	Year to Year		2009	2008
Segment Analysis
LED & Solar Process Equipment	$54,084	$87,222	$(33,138)	(38.0)%	$84,863	$90,738	$(5,875)	(6.5)%	1.57	1.04
Data Storage Process Equipment	34,498	60,840	(26,342)	(43.3)	27,136	92,326	(65,190)	(70.6)	0.79	1.52
Metrology	46,287	68,694	(22,407)	(32.6)	39,721	62,707	(22,986)	(36.7)	0.86	0.91
Total	$134,869	$216,756	$(81,887)	(37.8)%	$151,720	$245,771	$(94,051)	(38.3)%	1.12	1.13
Regional Analysis
Americas	$43,833	$77,766	$(33,933)	(43.6)%	$32,232	$93,410	$(61,178)	(65.5)%	0.74	1.20
EMEA	33,150	41,029	(7,879)	(19.2)	27,497	35,014	(7,517)	(21.5)	0.85	0.85
Japan	9,987	22,743	(12,756)	(56.1)	14,360	16,779	(2,419)	(14.4)	1.44	0.74
Asia Pacific	47,899	75,218	(27,319)	(36.3)	77,631	100,568	(22,937)	(22.8)	1.62	1.34
Total	$134,869	$216,756	$(81,887)	(37.8)%	$151,720	$245,771	$(94,051)	(38.3)%	1.12	1.13

Sales declined in each segment in the six months ended June 30, 2009 compared with the same period in 2008 due to our customers’ reluctance to invest in capital equipment during the current difficult economic conditions. LED & Solar Process Equipment sales were down 38.0% from the same period of 2008 primarily due to a pause in capacity spending as LED customers absorb the equipment purchased from Veeco during the last two years. Data Storage Process Equipment segment sales declined by 43.3% from the same period of 2008 due to a slowdown in capital spending by our data storage customers.  Additionally, Metrology sales decreased by 32.6% from the same period of 2008, primarily due to a slowdown in the research, industrial and data storage markets.  By region, net sales decreased by 43.6%, 19.2%, 56.1%, and 36.3% in the Americas, EMEA, Japan, and Asia Pacific, respectively. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the six months ended June 30, 2009 decreased by 38.3% from the comparable 2008 period.  On a segment basis, orders for LED & Solar Process Equipment decreased by 6.5% from the comparable period in 2008, principally driven by economic conditions in recent quarters, which had caused some potential customers to delay investing in these emerging markets.  The 70.6% decrease in Data Storage Process Equipment orders resulted from customers continuing to significantly slow down their capital spending.  The 36.7% decrease in Metrology orders is due to low demand from customers in the semiconductor and research and industrial markets.

Our overall book-to-bill ratio, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.12 for the six months ended June 30, 2009, vs. 1.13 for the comparable period in 2008.  However the book-to-bill ratio for the LED & Solar Process Equipment segment improved to 1.57 to 1 from 1.04 to 1 in the same period in 2008.  Our backlog as of June 30, 2009 was $160 million, compared to $147.2 million as of December 31, 2008.  During the six months ended June 30, 2009, we experienced backlog adjustments of approximately $3.9 million, consisting of $2.9 million for order cancellations and $1.0 million of adjustments related to foreign currency translation.  Due to changing business conditions and weak capital equipment spending by certain customers in our businesses, we may continue to experience cancellations and/or rescheduling of orders.  Despite some indications of improvement over the first quarter of 2009, particularly in the LED & Solar Process Equipment segment, we still expect 2009 to be a challenging year for the Company as we continue to experience weak new order conditions and customers foregoing capacity and technology investments in our Data Storage and Metrology segments.

Gross Profit

Gross profit for the six months ended June 30, 2009, was 33.2%, compared to 41.7% in the comparable 2008 period, primarily due to the significant decline in sales.  LED & Solar Process Equipment gross margins decreased from 41.2% in the prior-year period to 31.3%, primarily due to the significant decrease in sales volume as compared to the prior-year period.   Additionally, Data Storage Process Equipment gross margins decreased from 38.3% in the prior-year period to 30.9%, due to reduced sales volume as well as a charge of $1.5 million to write-off inventory in the first quarter of 2009 associated with certain discontinued data storage product lines.  Metrology gross margins decreased from 45.3% in the prior year period to 37.2%, principally due to lower sales volume and a less favorable product mix in Metrology instrumentation product sales.

Operating Expenses

Selling, general and administrative expenses decreased by $8.5 million, or 18.1%, from the prior-year period, primarily due to lower salary and related expenses resulting from the personnel reductions taken as part of management’s restructuring plan, a reduction in incentive bonuses and profit sharing, and decreased commissions expense, as well as cost savings initiatives resulting in less consulting, legal, and professional fees and travel and entertainment expenses.

Research and development expense decreased $3.8 million from the comparable period of 2008, primarily due to a more focused approach to metrology and data storage product development resulting from our restructuring activities.  As a percentage of sales, research and development increased to 19.3% in the six months ended June 30, 2009 from 13.8% in the same period in 2008 as a result of lower sales.

Amortization expense was $3.7 million in the six months ended June 30, 2009, compared to $4.4 million in comparable period of 2008, due to reduced intangible assets resulting from asset impairment charges taken during the fourth quarter of 2008.

Restructuring expense of $6.4 million for the six months ended June 30, 2009 consists of $5.2 million of personnel severance costs resulting from a reduction in workforce.  In addition, there were $0.9 million of lease-related costs and $0.3 million of moving and consolidation costs incurred in our Data Storage Process Equipment segment associated with vacating our Camarillo, CA facilities.  In addition to the $6.4 million restructuring expense, there was also a $0.3 million asset impairment charge.  Restructuring expense of $2.9 million incurred in the six months ended June 30, 2008 consists of $2.6 million in lease-related costs associated with the consolidation and relocation of our Corporate headquarters into our Plainview, New York facility, and $0.3 million of personnel severance costs.

Other expense, net for the six months ended June 30, 2009 includes a foreign currency exchange loss of $1.3 million.

Interest Expense, Net

Net interest expense in the second quarter of 2009 was $3.4 million, comprised of $2.0 million in cash net interest expense and $1.4 million in non-cash interest expense related to the implementation of FSP APB 14-1. Net interest expense in the second quarter of 2008 was $3.3 million, comprised of $1.9 million in cash net interest expense and $1.4 million in non-cash interest expense that is presented pursuant to the retroactive presentation requirements of FSP APB 14-1.  See “Recent Accounting Pronouncements” for a further discussion of the implementation of FSP APB 14-1.  The slight increase in net interest expense is due to lower interest income resulting from lower interest rates and lower average cash balances invested during the current period compared to the comparable 2008 period, partially offset by decreases in interest expense resulting from the extinguishment of $25.2 million of the convertible subordinated notes in December 2008, and the repurchase of $12.2 million of our 4.125% convertible subordinated notes due April 2012 during the fourth quarter of 2008.

Income Taxes

Income tax provision for the six months ended June 30, 2009 was $0.8 million compared to $2.0 million in the comparable prior year period. The 2009 provision for income taxes included $0.5 million relating to our foreign operations, and $0.3 million relating to our domestic operations.  The 2008 provision for income taxes included $1.4 million relating to our foreign operations, and $0.6 million relating to our domestic operations.  Due to significant domestic net operating loss carryforwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions and capital expenditures. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$8,044	$10,455
Net cash used in investing activities	(13,709)	(17,832)
Net cash used in financing activities	(391)	(162)
Effect of exchange rates on cash and cash equivalents	(249)	100
Net change in cash and cash equivalents	(6,305)	(7,439)
Cash and cash equivalents at beginning of period	103,799	117,083
Cash and cash equivalents at end of period	$97,494	$109,644

We had a net decrease in cash of $6.3 million during the six months ended June 30, 2009 as a result of having paid out $9.6 million in earn-out consideration to the former owners of Mill Lane Engineering Co. (“Mill Lane”), which we acquired in May 2008, and $9.7 million in bonus and profit-sharing in the first quarter of 2009.  Cash provided by operations was $8.0 million for this period, as compared to cash provided by operations of $10.5 million for the comparable 2008 period. Net loss adjusted for non-cash items used operating cash flows of $17.6 million for the six months ended June 30, 2009, as compared to $18.8 million provided in the comparable 2008 period. Net cash provided by operations for the six months ended June 30, 2009 was favorably impacted by a net change in net operating assets and liabilities of $25.6 million. This was driven by a decrease in accounts receivable of $26.9 million due to reduced sales volume and shorter collection periods, and a decrease in inventories of approximately $15.1 million due to reduction efforts and the impact of outsourcing.    These amounts were partially offset by a decrease in accounts payable of $10.5 million and a decrease in accrued expenses of $6.1 million, primarily due to the payment of incentive bonus and profit sharing during the first quarter of 2009.

We had a net decrease in cash of $7.4 million during the six months ended June 30, 2008.  Cash provided by operations was $10.5 million for this period. Net income adjusted for non-cash items provided operating cash flows of $18.8 million for the six months ended June 30, 2008. Net cash provided by operations for the six months ended June 30, 2008 was unfavorably impacted by a net change in net operating assets and liabilities of $8.3 million. This was driven by an increase in inventories of approximately $11.1 million over the prior period due to an increase in finished goods for process equipment systems which shipped in subsequent quarters.

Cash used in investing activities of $13.7 million for the six months ended June 30, 2009 resulted primarily from the $9.6 million earn-out payment to the former owners of Mill Lane, as well as capital expenditures of $3.6 million.  During the remainder of 2009, we expect to invest an estimated additional $8.8 million in capital projects primarily related to engineering equipment and lab tools used in producing, testing and process development of our products and enhanced manufacturing facilities.  Cash used in investing activities of $17.8 million for the six months ended June 30, 2008 resulted primarily from the acquisition of Mill Lane for $10.9 million.

Cash used in financing activities for the six months ended June 30, 2009 totaled $0.4 million, resulting from $0.3 million in restricted stock tax withholdings and $0.1 million in mortgage payments.  Cash used in financing activities for the six months ended June 30, 2008 totaled $0.2 million, resulting from $0.6 million in restricted stock tax withholdings and $0.2 million in mortgage payments, offset by proceeds of $0.7 million from stock issuances resulting from stock option exercises.

As of June 30, 2009, we have outstanding $105.6 million aggregate principal amount of 4.125% convertible subordinated notes due April 15, 2012 (the “Notes”).  We pay interest on the Notes on April 15 and October 15 of each year.  We have previously engaged in repurchase transactions of our Notes and may enter into similar transactions in the future depending on market conditions, our cash position and other factors.

In February 2009, we entered into an amendment to our existing credit agreement with HSBC Bank USA, National Association (“HSBC”), as administrative agent, and the lenders named therein (as amended, the “Credit Agreement”).  As part of the amendment, we reduced the amount of the revolving credit facility, modified certain existing covenants and added certain new covenants.  As amended, the Credit Agreement provides for revolving credit borrowings of up to $30.0 million.  The Credit Agreement was amended effective March 27, 2009 to modify certain financial covenants, to provide for the cash collateralization of borrowings and letters of credit outstanding under the Credit Agreement, and to permit the acquisition of the 80.1% of the outstanding stock of Fluens Corporation (“Fluens”) which we did not yet own.  The annual interest rate under the Credit Agreement is a floating rate equal to the prime rate of the agent bank plus 2.0%.  A LIBOR-based interest rate option is also provided.  Borrowings may be used for general corporate purposes, including working capital requirements, as well as permitted acquisitions.  The Credit Agreement contains certain restrictive covenants which include the maintenance of minimum cash balances and limitations with respect to incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.  In addition, under the Credit Agreement, we are required to satisfy certain financial tests, including minimum profitability levels.  As of June 30, 2009, we were in compliance with all covenants of the Credit Agreement as amended.  Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the Credit Agreement.  The revolving credit facility under the Credit Agreement expires on March 31, 2012.  In the first six months of 2009, we recognized an expense of $0.2 million representing the amount of deferred financing fees equal to the portion of the revolving credit facility which was terminated in connection with the amendment, which is included in other expense, net.  We also capitalized $0.1 million in deferred financing fees that we incurred in connection with the February 2009 amendment.  There were no borrowings outstanding as of June 30, 2009 under the Credit Agreement, and no borrowings outstanding as of or December 31, 2008 under the prior credit agreement.  Letters of credit outstanding at June 30, 2009 and December 31, 2008 totaled approximately $0.5 million and $0.4 million, respectively.  In the second quarter of 2009 we transferred $0.5 million of cash into a restricted cash account pursuant to the terms of the March 2009 amendment, which requires cash collateralization of borrowings and letters of credit.  This amount is included in prepaid and other current assets.  We recorded interest expense associated with the Credit Agreement during the six months ended June 30, 2009 and 2008, respectively, of approximately $0.1 million in each period.

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

In 2006, we invested $0.5 million to purchase 19.9% of the common stock of Fluens.  Veeco and Fluens have jointly developed a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  In May 2009, we purchased the remaining 80.1% of the outstanding stock of Fluens for $1.5 million plus an earn-out arrangement based on future performance.  We paid $0.5 million of the $1.5 million upon closing, as well as $0.2 million in respect of the earn-out arrangement.  We will pay the remaining $1.0 million of the $1.5 million in equal quarterly installments of $0.5 million in each of the third and fourth quarters of 2009.  Approximately 31% of Fluens was owned by a Senior Vice President of Veeco just prior to our purchase of the remaining 80.1%.

In July 2009, Veeco acquired certain assets from DayStar Technologies, Inc. (“DayStar”) in order to accelerate Veeco’s penetration of the rapidly growing copper, indium, gallium, selenium (CIGS) solar market.  Veeco purchased selected equipment, took over leased facilities and hired DayStar’s R&D group in Clifton Park, New York.  In connection with these transactions, Veeco paid DayStar $2 million in cash.

Contractual Obligations

Significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Annual Report on Form 10-K include the following:

•                  a $9.6 million earn-out payment related to the Mill Lane acquisition, which we made in the first quarter of 2009;

•                  a commitment to pay $1.5 million for the purchase of the remaining 80.1% of Fluens, $0.5 million of which we made in the second quarter of 2009, with the remaining $1 million to be paid in the third and fourth quarters of 2009;

•                  potential earn-out payments related to the purchase of Fluens, $0.2 million of which we paid in the second quarter of 2009; and

•                  the increase in our purchase commitments from $27.7 million at December 31, 2008 to $47.4 million at June 30, 2009.  The majority of our purchase commitments at June 30, 2009 relate to increases in spending to fulfill orders for MOCVD tools.

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

We consider a broad array of facts and circumstances when evaluating each of our sales arrangements in determining when to recognize revenue, including specific terms of the purchase order, contractual obligations to the customer, the complexity of the customer’s post delivery acceptance provisions, customer creditworthiness and the installation process.  Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and no uncertainties exist regarding customer acceptance.  For transactions on which we recognize systems revenue, either at the time of shipment or delivery, our contractual arrangements with customers do not contain provisions for right of return or forfeiture, refund or other purchase price concessions.  Sales arrangements are reviewed on a case-by-case basis; however, our products generally fall into one of two categories; either instruments or systems, for which we have established revenue recognition protocols as described below.

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

Fair Value Measurements:  We implemented the guidance in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) for our non-financial assets and non-financial liabilities as of January 1, 2009.  SFAS 157 requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in SFAS 157.  Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities.  Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  The requirements of SFAS 157 apply to our long-lived assets, goodwill, and intangible assets.  We use Level 3 inputs to value all of such assets, and the methodology we use to value such assets has not changed since December 31, 2008.

Warranty Costs:  We estimate the costs that may be incurred under the warranty we provide and record a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. Our warranty accrual is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required.

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

At June 30, 2009, we had a valuation allowance of approximately $91.2 million against substantially all of our domestic net deferred tax assets, which consist of net operating loss and tax credit carry forwards, as well as temporary deductible differences.  If we are able to realize part or all of the domestic deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”) addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  We had approximately $1.0 million of unrecognized tax benefits at June 30, 2009 and December 31, 2008, which predominantly relate to positions taken on our foreign tax returns and all of which represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

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

Recent Accounting Pronouncements

Convertible debt:  In May 2008, the FASB issued FSP APB 14-1. We implemented FSP APB 14-1 as of January 1, 2009 and have applied it retrospectively to all periods presented, as required.  FSP APB 14-1 requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity.  The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value.  The amortization is recorded as interest expense.  The Notes are subject to FSP APB 14-1 since they may be settled in cash upon conversion.  Thus, as a result of the adoption of FSP APB 14-1, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the Notes.  This reclassification created a $16.3 million discount on the debt that will be amortized over the remaining life of the Notes, which will be through April 15, 2012. The reclassification generated a $6.7 million deferred tax liability, which we offset with a corresponding decrease of the valuation allowance by the same amount.  FSP APB 14-1 requires that we present prior periods as if the guidance was in effect as of the date of issuance.  Thus, we have presented all financial data for prior periods in this report as if we had reclassified the $16.3 million and began amortizing the resultant debt discount in April 2007.

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

For the three months ended June 30, 2009 and 2008, respectively, we recorded approximately $0.7 million of additional interest expense in each period resulting from the amortization of the debt discount.  For the six months ended June 30, 2009 and 2008, respectively, we recorded approximately $1.4 million of additional interest expense in each period resulting from the amortization of the debt discount.  This additional interest expense did not require the use of cash.  The retrospective application of FSP APB 14-1 to the results for the three and six months ended June 30, 2008 decreased net income attributable to Veeco in that period from $4,202 to $3,471 and decreased earnings per share attributable to Veeco from $0.13 to $0.11.  The retrospective application of FSP APB 14-1 to the results for the six months ended June 30, 2008 decreased net income attributable to Veeco in that period from $2,619 to $1,175 and decreased earnings per share attributable to Veeco from $0.08 to $0.04.

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

Fair Value:  In April 2009, the FASB issued FASB Staff Position FAS 107-1 (“FSP 107-1”) and Accounting Principles Board Opinion No. 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting to require disclosures about the fair value of financial instruments in interim financial statements in addition to the existing requirement for annual financial statements. We adopted FSP 107-1 and APB 28-1 for the period ending June 30, 2009.

Subsequent Events:  In May 2009, the FASB issued SFAS 165, Subsequent Events.  The term subsequent events refers to events that occur after the last date in the period on which we are reporting through the date the financial statements are issued, and which may require recognition or disclosure in the financial statements.  SFAS 165 should not result in significant changes in the subsequent events that are reported, but rather requires disclosure of the date through which the company evaluates whether subsequent events have occurred. We have evaluated subsequent events from the date of these financial statements through the date on which these financial statements were issued.  During this period we did not have any material recognizable subsequent events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 66.9% and 67.5%, respectively, of our total net sales for the three months and six months ended June 30, 2009, and 61.0% and 64.1%, respectively, for the comparable 2008 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 16.2% and 15.4%, of our total net sales for the three months and six months ended June 30, 2009, respectively, and 19.7% and 17.8%,  respectively, for the comparable 2008 periods.

The condensed consolidated results of operations for the three and six months ended June 30, 2009 include an aggregate foreign currency gain of approximately $0.1 million and an aggregate foreign currency loss of approximately $1.3 million, respectively.  The loss of $1.3 million for the six months ended June 30, 2009 was net of gains of approximately $0.2 million related to forward contracts.  The condensed consolidated results of operations for the three months and six months ended June 30, 2008 include aggregate foreign currency losses of less than $0.1 million and gains of approximately $0.1 million, respectively, which were net of gains of approximately $0.1 million and losses of $0.2 million, respectively, related to forward contracts.  These amounts were recognized and included in other expense, net.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit are the Japanese Yen and the Euro. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three months and six months ended June 30, 2009 was $2.6 million and $3.6 million, respectively.

As of June 30, 2009, gains of less than $0.1 million related to forward contracts were included in prepaid and other current assets.  Cash in an amount equivalent to such gains was received in July 2009.  As of December 31, 2008, approximately $0.9 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2009. Monthly forward contracts with a total notional amount of $2.0 million were entered into in June 2009 and will be settled in July 2009.  The fair value of these contracts at inception was zero, which did not significantly change at June 30, 2009.

We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations. We believe that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in various legal proceedings arising in the normal course of our business.  We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our 2008 Annual Report.  There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report, except for the following:

Our failure to successfully implement outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to realize the benefits of the recent increase in MOCVD order volume.

To better align our costs with market conditions, increase the percentage of variable costs relative to total costs and to increase productivity and operational efficiency, we have outsourced, and plan to increase the outsourcing of, certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, data storage process equipment systems, solar deposition systems and ion sources.  We are relying heavily on our outsourcing partners to successfully execute the ramp in MOCVD system production to fill the substantial increase in recent MOCVD orders.  Dependence on contract manufacturing and outsourcing may adversely affect our ability to satisfy the recent strong demand for our MOCVD equipment and to bring other new products to market.  If our outsourcing partners do not perform successfully, our results of operations may be adversely affected and we could suffer damage to our reputation.  Although we attempt to select reputable providers, it is possible that one or more of these providers could fail to perform as we expect.  In addition, the expanded role of third party providers has required and will continue to require us to implement changes to our existing operations and adopt new procedures and processes for retaining and managing these providers in order to realize operational efficiencies, assure quality, and protect our intellectual property.  If we do not timely and effectively develop and implement our outsourcing strategy or if third party providers do not perform as anticipated, we may not realize the benefits of the recent increase in MOCVD order volume or gross margin or productivity improvements and we may experience operational difficulties, increased costs, manufacturing interruptions or delays, inefficiencies in the structure and/or operation of our supply chain, loss of intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 15, 2009.  The matters voted on at the meeting were:  (a) the election of two directors:  (i) Edward H. Braun and (ii) Richard A. D’Amore; and (b) ratification of the Board’s appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.  The terms of each of the following directors continued after the meeting:  Joel A. Elftmann, John R. Peeler, Peter J. Simone, Heinz K. Fridrich, Roger D. McDaniel and Irwin H. Pfister.  As of the record date for the meeting, there were 32,174,530 shares of common stock outstanding, each of which was entitled to one vote with respect to each of the matters voted on at the meeting.  Each of the directors up for reelection was reelected and the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was ratified by the required number of votes on each such matter.  The results of the voting were as follows:

Matter	For	Withheld
(a)(i)	27,016,665	668,882
(a)(ii)	26,434,145	1,251,402

Matter	For	Against	Abstained	Broker Non-Votes
(b)	27,519,786	155,844	9,917	—

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1

Third Amendment dated as of May 7, 2009 (effective March 27, 2009) to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Exhibit 10.3

10.2	Letter agreement effective as of June 19, 2009 between John P. Kiernan and Veeco Instruments Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 30, 2009

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

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Exhibit 10.3

10.2	Letter agreement effective as of June 19, 2009 between John P. Kiernan and Veeco Instruments Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*      Filed herewith