Form 10-Q
period 2009-09-30
VEECO INSTRUMENTS INC
filed 2009-10-26
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

32,777,024 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on October 20, 2009.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Discussions containing such forward-looking statements may be found in Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

•                  Our failure to successfully implement outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to realize the benefits of the recent increase in MOCVD order volume.

•                   Negative worldwide economic conditions could result in a decrease in our net sales and an increase in our operating costs, which could adversely affect our business and operating results;

•                  Our sales to HB-LED and data storage manufacturers are highly dependent on these manufacturers’ sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations;

•                  We are exposed to risks associated with entering an emerging segment within the solar industry;

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

•                  We are subject to the internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•                  We are subject to risks of non-compliance with environmental, health and safety regulations;

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$98,913	$115,709	$233,782	$332,465
Cost of sales	58,005	69,626	148,108	196,026
Gross profit	40,908	46,083	85,674	136,439
Operating expenses:
Selling, general, and administrative expense	21,042	23,589	59,471	70,528
Research and development expense	13,721	15,302	39,770	45,173
Amortization expense	1,777	3,148	5,437	7,530
Restructuring expense	1,192	4,120	7,567	6,995
Asset impairment charge	—	—	304	285
Other (income) expense, net	(312)	(213)	1,097	(591)
Total operating expenses	37,420	45,946	113,646	129,920
Operating income (loss)	3,488	137	(27,972)	6,519
Interest expense, net	1,656	1,792	5,063	5,097
Income (loss) before income taxes	1,832	(1,655)	(33,035)	1,422
Income tax provision	562	812	1,342	2,860
Net income (loss) including noncontrolling interest	1,270	(2,467)	(34,377)	(1,438)
Net loss attributable to the noncontrolling interest	—	(54)	(65)	(200)
Net income (loss) attributable to Veeco	$1,270	$(2,413)	$(34,312)	$(1,238)

Income (loss) per common share:
Net income (loss) attributable to Veeco	$0.04	$(0.08)	$(1.09)	$(0.04)
Diluted net income (loss) attributable to Veeco	$0.04	$(0.08)	$(1.09)	$(0.04)

Weighted average shares outstanding	31,608	31,458	31,540	31,293
Diluted weighted average shares outstanding	32,375	31,458	31,540	31,293

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,441	$103,799
Accounts receivable, net	64,260	59,659
Inventories	74,999	94,930
Prepaid expenses and other current assets	8,059	6,425
Deferred income taxes	2,226	2,185
Total current assets	258,985	266,998
Property, plant, and equipment at cost, net	59,294	64,372
Goodwill	59,422	59,160
Intangible assets, net	32,116	38,818
Other assets	8	193
Total assets	$409,825	$429,541

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,521	$29,610
Accrued expenses	73,445	66,964
Deferred profit	2,337	1,346
Current portion of long-term debt	208	196
Income taxes payable	23	354
Total current liabilities	104,534	98,470
Deferred income taxes	5,233	4,540
Long-term debt	100,286	98,330
Other non-current liabilities	1,652	2,391

Shareholders’ equity:
Shareholders’ equity attributable to Veeco	198,120	225,026
Noncontrolling interest	—	784
Total shareholders’ equity	198,120	225,810
Total liabilities and shareholders’ equity	$409,825	$429,541

See accompanying notes.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities
Net loss attributable to Veeco	$(34,312)	$(1,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,070	18,138
Deferred income taxes	683	1,260
Amortization of debt discount	2,114	2,184
Non-cash inventory write-off	1,526	—
Non-cash share-based compensation	5,953	5,671
Non-cash restructuring charge	—	3,018
Non-cash asset impairment charge	304	285
Other, net	13	(263)
Changes in operating assets and liabilities:
Accounts receivable	(4,059)	6,663
Inventories	19,540	(1,703)
Accounts payable	(1,183)	(4,168)
Accrued expenses, deferred profit, and other current liabilities	14,930	(5,449)
Other, net	(1,108)	(1,978)
Net cash provided by operating activities	20,471	22,420

Investing activities
Capital expenditures	(5,184)	(10,430)
Payments for net assets of businesses acquired, net of cash acquired	(2,413)	(10,970)
Payments for earn-outs of businesses acquired	(9,839)	—
Other, net	352	104
Net cash used in investing activities	(17,084)	(21,296)

Financing activities
Proceeds from stock issuances	2,904	681
Repayments of long-term debt	(146)	(270)
Restricted stock tax withholdings	(495)	(969)
Net cash provided by (used in) financing activities	2,263	(558)
Effect of exchange rate changes on cash and cash equivalents	(8)	35
Net increase in cash and cash equivalents	5,642	601
Cash and cash equivalents at beginning of period	103,799	117,083
Cash and cash equivalents at end of period	$109,441	$117,684

Non-cash investing and financing activities
Accrual of payments for net assets of businesses acquired	$1,000	$3,527
Transfers from property, plant, and equipment to inventory	$1,159	$404
Transfers from inventory to property, plant, and equipment	$23	$385

See accompanying notes.

VEECO INSTRUMENTS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Net Income (Loss) Per Common Share

The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Weighted average shares outstanding	31,608	31,458	31,540	31,293
Dilutive effect of stock options and restricted stock awards and units	767	—	—	—
Diluted weighted average shares outstanding	32,375	31,458	31,540	31,293

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 308,000, 140,000 and 205,000 common equivalent shares for the nine—month period ended September 30, 2009 and the three-month and nine-month periods ended September 30, 2008, respectively, were excluded from the diluted weighted average shares outstanding due to the net loss sustained in the period.  During the three-month period ended September 30, 2009, options to purchase 1.6 million shares of common stock (at prices ranging from $18.31 to $72.00 per share) were excluded from the computation of diluted earnings per share due to exercise prices that exceeded the average market price of our common stock for the period.

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

The Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the Notes in cash.  Under the terms of the Notes, we may pay the principal amount of converted Notes in cash or in shares of common stock.  We have indicated that we intend to pay such amounts in cash.  Using the treasury stock method, the impact of the assumed conversion of the Notes was anti-dilutive for the three and nine months ended September 30, 2009 and

2008, as the average stock price for each period was below the conversion price of $27.23.  The maximum number of common equivalent shares issuable upon conversion at September 30, 2009 was approximately 5.4 million, after giving effect to the $12.2 million of Notes that we repurchased during the fourth quarter of 2008. See Note 8 for further details on our debt.

Fair Value of Financial Instruments

We believe the carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, reflected in the accompanying condensed consolidated financial statements approximate fair value due to their short-term maturities. The fair value of our debt, including current maturities, is estimated using a discounted cash flow analysis based on the estimated current incremental borrowing rates for similar types of securities, or based on market value for our publicly-traded debt (see Note 8).

Derivative Financial Instruments

We use derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, our operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, we enter into monthly forward contracts. We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are adjusted to current exchange rates through earnings. We conduct our derivative transactions with highly rated financial institutions in an effort to mitigate any material credit risk. The weighted average notional amount of derivative contracts outstanding during the three and nine months ended September 30, 2009 was approximately $1.3 million and $3.1 million, respectively.

The condensed consolidated results of operations for the three and nine months ended September 30, 2009 include aggregate foreign currency losses of approximately $0.1 million and $1.4 million, respectively. The loss of $1.4 million for the nine months ended September 30, 2009 was net of gains of approximately $0.2 million related to forward contracts.  The condensed consolidated results of operations for the three and nine months ended September 30, 2008 include aggregate foreign currency gains of less than $0.1 million and approximately $0.1 million, respectively, which were net of losses of approximately $0.1 million and $0.3 million, respectively, related to forward contracts.  These amounts were recognized and included in other (income) expense, net in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2009, losses of $0.1 million related to forward contracts were included in accrued expenses and subsequently paid in October 2009. As of December 31, 2008, approximately $0.9 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2009. Monthly forward contracts with a total notional amount of $3.1 million were entered into in September 2009 and will be settled in October 2009.  The fair value of these contracts at inception was zero, which did not significantly change at September 30, 2009.

Convertible Debt

In May 2008, new accounting guidance was issued that requires a portion of our convertible debt to be allocated to equity.  We implemented the new guidance as of January 1, 2009 and have applied it retrospectively to all periods presented, as required. See Note 8—Debt for a discussion of the impact of implementing the new guidance.

Subsequent Events

We have evaluated the condensed consolidated financial statements for subsequent events through the filing date of this Form 10-Q.

Note 2—Acquisitions

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

We paid $0.5 million of the $1.5 million purchase price of the 80.1% remaining portion of Fluens upon closing, as well as $0.2 million in respect of the earn-out arrangement. We paid a second installment of $0.5 million of the purchase price on September 30, 2009. We will pay the remaining $0.5 million of the $1.5 million in the fourth quarter of 2009, which is included in accrued expenses in the accompanying condensed Balance Sheet at September 30, 2009. Prior to our purchase of the remaining 80.1%, approximately 31% of Fluens was owned by an individual then serving as Senior Vice President of Veeco.

In July 2009, Veeco acquired certain assets from DayStar Technologies, Inc. (“DayStar”) in order to accelerate Veeco’s penetration of the rapidly growing copper, indium, gallium, selenium (CIGS) solar market.  Veeco purchased selected equipment, took over leased facilities and hired employees from DayStar’s R&D group in Clifton Park, New York.  In connection with these transactions, Veeco paid DayStar $1.9 million in cash.

Note 3—Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  The following compensation expense was included in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Share-based compensation expense	$2,400	$2,048	$5,953	$5,671

As of September 30, 2009, the total unrecognized compensation cost related to nonvested restricted stock awards and stock option awards is $9.5 million and $10.2 million, respectively.  The related weighted-average period over which we expect that such unrecognized compensation costs will be recognized as expense is approximately 2.63 years for the nonvested restricted stock awards and 2.28 years for option awards.

A summary of our restricted stock awards including restricted stock units as of and for the nine months ended September 30, 2009, is presented below:

	Shares (000s)	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of year	679	$17.76
Granted	501	9.28
Vested	(164)	19.54
Forfeited (including cancelled awards)	(115)	16.42
Nonvested at September 30, 2009	901	12.89

A summary of our stock option plans as of and for the nine months ended September 30, 2009, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at beginning of year	5,572	$20.29
Granted	1,609	10.83
Exercised	(192)	15.10
Forfeited (including cancelled options)	(1,858)	22.85
Outstanding at September 30, 2009	5,131	16.59	$30,127	4.4
Options exercisable at September 30, 2009	2,705	19.69	$8,794	2.8

Note 4—Balance Sheet Information

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.9 million as of September 30, 2009 and December 31, 2008.

Inventories

Inventories have been determined by the lower of cost (principally first-in, first-out) or market.  Inventories consist of (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$47,117	$57,815
Work in process	19,502	28,733
Finished goods	8,380	8,382
	$74,999	$94,930

Accrued Warranty

We estimate the costs that may be incurred under the warranty we provide and recognize a liability in the amount of such costs at the time the related revenue is recognized.  Factors that affect our warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period.  We periodically assess the adequacy of our recognized warranty liability and adjust the amount as necessary.  Changes in our warranty liability during the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Balance at beginning of period	$6,892	$6,502
Warranties issued during the period	2,716	4,962
Settlements made during the period	(3,069)	(4,096)
Balance at end of period	$6,539	$7,368

Note 5—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon three separate reporting segments that reflect the market focus of each business.  The Light Emitting Diode (“LED”) & Solar Process Equipment segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, thermal deposition sources, and other types of deposition systems used to deposit materials on flexible and glass substrates.  These systems are primarily sold to customers in the high-brightness light emitting diode (“HB-LED”) and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, St. Paul, Minnesota, and Lowell, Massachusetts. The Data Storage Process Equipment segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry.  This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Santa Barbara, California.  In our Metrology segment, we design and manufacture atomic force microscopes, scanning probe microscopes, stylus profilers, and optical interferometers used to provide critical surface measurements in research and production environments. This broad line of products is used in universities, research facilities and scientific centers worldwide. In production environments such as semiconductor, data storage and other broad industries, our metrology instruments enable customers to monitor their products throughout the manufacturing process to improve yields, reduce costs, and improve product quality.  This segment has product development and marketing sites in Camarillo and Santa Barbara, California and Tucson, Arizona.

We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items (“segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment profit (loss) reports baseline performance and thus provides useful information. Certain items excluded from segment profit (loss) include restructuring expenses, asset impairment charges, inventory write-offs, and equity-based compensation expense. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reportable segments and a reconciliation of segment profit (loss) to  income (loss) before income taxes for the three months and nine months ended September 30, 2009 and 2008, and goodwill and total assets as of September 30, 2009 and December 31, 2008, respectively (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three months ended September 30, 2009
Net sales	$52,966	$21,721	$24,226	$—	$98,913
Segment profit (loss)	$9,594	$1,498	$408	$(2,643)	$8,857
Interest expense, net	—	—	—	1,656	1,656
Amortization expense	792	405	507	73	1,777
Equity-based compensation expense	245	303	290	1,562	2,400
Restructuring expense	200	224	411	357	1,192
Income (loss) before income taxes	$8,357	$566	$(800)	$(6,291)	$1,832

Three months ended September 30, 2008
Net sales	$40,983	$43,256	$31,470	$—	$115,709
Segment profit (loss)	$5,630	$7,044	$297	$(2,591)	$10,380
Interest expense, net	—	—	—	1,792	1,792
Amortization expense	1,587	952	495	114	3,148
Equity-based compensation expense	146	304	251	1,347	2,048
Restructuring expense	—	—	437	3,683	4,120
Purchase accounting adjustment (1)	927	—	—	—	927
Income (loss) before income taxes	$2,970	$5,788	$(886)	$(9,527)	$(1,655)

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Nine months ended September 30, 2009
Net sales	$107,050	$56,219	$70,513	$—	$233,782
Segment profit (loss)	$5,410	$(1,143)	$(5,309)	$(6,143)	$(7,185)
Interest expense, net	—	—	—	5,063	5,063
Amortization expense	2,341	1,213	1,662	221	5,437
Equity-based compensation expense	619	892	847	3,595	5,953
Restructuring expense	1,129	3,054	2,797	587	7,567
Inventory write-off	—	1,526	—	—	1,526
Asset impairment charge	—	304	—	—	304
Income (loss) before income taxes	$1,321	$(8,132)	$(10,615)	$(15,609)	$(33,035)

Nine months ended September 30, 2008
Net sales	$128,205	$104,096	$100,164	$—	$332,465
Segment profit (loss)	$23,130	$11,139	$1,215	$(7,557)	$27,927
Interest expense, net	—	—	—	5,097	5,097
Amortization expense	3,040	2,856	1,295	339	7,530
Equity-based compensation expense	323	693	597	4,058	5,671
Restructuring expense	—	124	627	6,244	6,995
Asset impairment charge	—	—	—	285	285
Purchase accounting adjustment (1)	927	—	—	—	927
Income (loss) before income taxes	$18,840	$7,466	$(1,304)	$(23,580)	$1,422

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
As of September 30, 2009
Goodwill	$51,989	$—	$7,433	$—	$59,422
Total assets	$163,471	$48,573	$77,413	$120,368	$409,825

As of December 31, 2008
Goodwill	$51,727	$—	$7,433	$—	$59,160
Total assets	$137,037	$84,335	$85,390	$122,779	$429,541

(1) This adjustment relates to the required capitalization of profit in inventory associated with the acquisition of Mill Lane, which is included in cost of sales.

Corporate total assets are comprised principally of cash and cash equivalents at September 30, 2009 and December 31, 2008.

Note 6—Income Taxes

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. During the quarter ended September 30, 2009, the Internal Revenue Service concluded its examination of our 2006 income tax return with a minor adjustment to our credit carry forwards. All material federal income tax matters have been concluded for years through 2006 subject to subsequent utilization of net operating losses generated in such years. All material state and local income tax matters have been concluded for years through 2005. The majority of our foreign jurisdictions have been reviewed through 2007 with only a few jurisdictions having open tax years between 2004 and 2007. None of our tax returns are currently under examination in the federal and foreign tax jurisdictions. We are currently under examination in one state tax jurisdiction.

Note 7—Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income (loss) including noncontrolling interest	$1,270	$(2,467)	$(34,377)	$(1,438)
Other comprehensive income (loss), net of tax:
Foreign currency translation	966	(555)	20	1,208
Comprehensive income (loss) including noncontrolling interest	2,236	(3,022)	(34,357)	(230)
Comprehensive loss attributable to the noncontrolling interest	—	(54)	(65)	(200)
Comprehensive income (loss) attributable to Veeco	$2,236	$(2,968)	$(34,292)	$(30)

Note 8—Debt

Convertible Debt

During the second quarter of 2007, we exchanged $118.8 million of Old Notes for $117.8 million of Notes pursuant to privately negotiated exchange agreements with certain holders of the Old Notes.  During the fourth quarter of 2008, we repaid in full the $25.2 million of the Old Notes that remained outstanding after the exchange transactions.

The Notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to 130% over the conversion price for a specified period.  These Notes bear interest at 4.125% per annum and mature on April 15, 2012.  We pay interest on these Notes on April 15 and October 15 of each year.  The Notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness, and to all indebtedness and other liabilities of our subsidiaries.

In May 2008, new accounting guidance was issued that requires a portion of convertible debt to be allocated to equity.  We implemented the new guidance as of January 1, 2009 and have applied it retrospectively to all periods presented, as required.  The new guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity.  The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value using the effective interest method by amortizing the discount between the face amount and the fair value.  The amortization is recorded as non-cash interest expense.  The Notes are subject to the new guidance since they may be settled in cash upon conversion.  Thus, as a result of the adoption of the new guidance, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the Notes.  This reclassification created a $16.3 million discount on the debt that will be amortized over the remaining life of the Notes, which will be through April 15, 2012.  The reclassification generated a $6.7 million deferred tax liability, which we offset with a corresponding decrease of the valuation allowance by the same amount.  The new guidance requires that we present prior periods as if the guidance was in effect as of the date of issuance.  Thus, we have presented all financial data for prior periods as if we had reclassified this $16.3 million discount and began amortizing it in April 2007. The retrospective application of the new guidance described above to the results for the three and nine months ended September 30, 2008 increased the net loss attributable to Veeco in the three-month period from ($1,673) to ($2,413) and decreased the net income attributable to Veeco in the nine-month period from $946 to a net loss of ($1,238), and increased the loss per share attributable to Veeco in the three-month period from ($0.05) to ($0.08) and decreased the earnings per share in the nine-month period from $0.03 to a loss per share of ($0.04).

During the fourth quarter of 2008, we repurchased an aggregate principal amount of $12.2 million of the Notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million.  A gross gain of approximately $5.1 million was recorded on these repurchases offset by the write-off of approximately $0.1 million of unamortized deferred financing costs associated with the Notes, for a net gain of approximately $5.0 million.  Such net gain was reduced to $3.8 million upon the adoption of the new guidance described above, which required that the gain be calculated based on the fair value of the portion repurchased as of the repurchase date. The fair value approximated the carrying value net of the unamortized discount on the portion repurchased. The difference of approximately $1.2 million was recorded as a reduction in the gain originally reported, and thus increased the accumulated deficit as of December 31, 2008 by such amount.

For the nine months ended September 30, 2009 and 2008, respectively, we recorded approximately $2.1 million and $2.2 million, respectively, of additional interest expense in each period resulting from the amortization of the debt discount.  This additional interest expense did not require the use of cash.  The components of interest expense recorded on the Notes for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Contractual interest	$1,089	$1,214	$3,266	$3,643
Amortization of the discount on the Notes	714	740	2,114	2,184
Total interest expense on the Notes	$1,803	$1,954	$5,380	$5,827
Effective interest rate	6.8%	6.6%	6.8%	6.6%

The carrying amounts of the liability and equity components of the Notes as of September 30, 2009 and December 31, 2008, respectively, were as follows (in thousands):

	September 30, 2009	December 31, 2008

Carrying amount of the equity component	$16,318	$16,318

Principal balance of the liability component	$105,574	$105,574
Less: unamortized discount	8,225	10,339
Net carrying value of the liability component	$97,349	$95,235

At September 30, 2009, $105.6 million of the Notes were outstanding with a fair value of approximately $109.8 million.

Mortgage Payable

We also have a mortgage note payable, with approximately $3.1 million outstanding at September 30, 2009.  The note accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020.  The fair value of this note at September 30, 2009 was approximately $3.4 million.

Credit Agreement

In February 2009, we entered into an amendment to our existing credit agreement with HSBC Bank USA, National Association (“HSBC”), as administrative agent, and the lenders named therein (as amended, the “Credit Agreement”).  As part of the amendment, we reduced the amount of the revolving credit facility, modified certain existing covenants and added certain new covenants.  As amended, the Credit Agreement provides for revolving credit borrowings of up to $30.0 million. The Credit Agreement was further amended effective March 27, 2009 to modify certain financial covenants, to provide for the cash collateralization of borrowings under the Credit Agreement, and to permit the acquisition of the 80.1% of Fluens’ outstanding stock which we did not yet own.  The annual interest rate under the Credit Agreement is a floating rate equal to the prime rate of the agent bank plus 2.0%.  A LIBOR-based interest rate option is also provided.  Borrowings may be used for general corporate purposes, including working capital requirements, as well as permitted acquisitions.  The Credit Agreement contains certain restrictive covenants which include the maintenance of minimum cash balances and limitations with respect to incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.  In addition, under the Credit Agreement, we are required to satisfy certain financial tests, including minimum profitability levels.  As of September 30, 2009, we were in compliance with all covenants of the Credit Agreement as amended.  Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the Credit Agreement.  The revolving credit facility under the Credit Agreement expires on March 31, 2012.  In the first quarter of 2009, we recognized an expense of $0.2 million representing the amount of deferred financing fees equal to the portion of the revolving credit facility which was terminated in connection with the amendment, which is included in other expense, net. We capitalized $0.1 million in deferred financing fees that we incurred in connection with the amendment that was effective February 2009.  As of September 30, 2009 and December 31, 2008, there were no borrowings outstanding under the Credit Agreement and letters of credit outstanding were approximately $0.5 million and $0.4 million, respectively.  Interest expense associated with the Credit Agreement recorded during the nine months ended September 30, 2009 and 2008, was approximately $0.2 million for each period.

Note 9— Fair Value Measurements

We implemented new accounting guidance for our non-financial assets and non-financial liabilities as of January 1, 2009. This new guidance defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The accounts subject to the guidance are our long-lived assets, goodwill, and intangible assets. The implementation expanded our fair value disclosures but did not impact our condensed consolidated financial position or results of operations. However, applying the provisions of this new guidance may impact our periodic fair value measurements for long-lived assets, goodwill and intangible assets in the future, as fair values calculated under the new guidance may be different from the fair values that would have been calculated under previous guidance.

This new guidance requires that we disclose the type of inputs we use to value such assets, based on three categories of inputs as defined in such.  Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities.  Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  We use Level 3 inputs to value all of our property, plant and equipment, goodwill, and intangible assets balances.  We value such assets on a non-recurring basis and did not perform a valuation during the first, second or third quarters of 2009, though the methodology we would use to value such assets has not changed since December 31, 2008.  We did not record any gain or loss in adjusting the carrying amounts to fair value in the three months or nine months ended September 30, 2009, since we made no such adjustment during that period.  The carrying amounts of property, plant and equipment, goodwill, and intangible assets as of September 30, 2009 were $59,294, $59,422, and $32,116, respectively.  The Company primarily applies the market approach for recurring fair value measurements.

Note 10 — Commitments, Contingencies and Other Matters

Restructuring Expenses

During 2008 and through the nine months ended September 30, 2009, we have continued our multi-quarter plan to improve profitability and reduce and contain spending. We have continued to make progress against the initiatives that management has set, continued our restructuring plan and executed activities with a focus on creating a more cost effective organization, with a greater percentage of variable costs. These activities have included downsizing and consolidating some locations, reducing our workforce, consultants and discretionary expenses and realigning our sales organization and engineering groups.

Restructuring expenses for the three months and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Personnel severance costs	$1,086	$820	$6,239	$1,141
Lease-related costs	—	282	893	2,836
Modification of equity awards	—	3,018	—	3,018
Moving and consolidation activity costs	106	—	435	—
Total restructuring expense	$1,192	$4,120	$7,567	$6,995

2009 Restructuring and Other Charges

In conjunction with these activities, during the nine months ended September 30, 2009, we recognized restructuring charges of approximately $7.6 million, principally consisting of personnel severance costs resulting from a headcount reduction of 235 employees as well as the notification of other employees that will be transitioned out of the Company during 2009. This reduction in workforce included executives, management, administration, sales and service personnel and manufacturing employees companywide.

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

The following is a reconciliation of the liability for the 2009 restructuring charge from inception through September 30, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-term Liability

Personnel severance charges	$998	$1,876	$2,789	$599	$6,262
Moving costs and consolidation activities	135	287	13	—	435
Total charged to accrual	1,133	2,163	2,802	599	6,697
Lease-related and other costs	—	516	—	—	516
Short-term/long-term Reclassification	—	74	—	—	74
Cash payments	(827)	(1,991)	(2,423)	(281)	(5,522)
Balance as of September 30, 2009	$306	$762	$379	$318	$1,765

Long-term Liability

Lease-related and other costs	$—	$377	$—	$—	$377
Short-term/long-term Reclassification	—	(74)	—	—	(74)

Balance as of September 30, 2009	$—	$303	$—	$—	$303

The balance of the short-term 2009 restructuring accrual (other than lease-related and other costs) is expected to be paid over the next six to nine months, and the long-term portion will be paid over the remaining life of the lease until May 1, 2012. We expect to continue our restructuring program and to incur restructuring charges of $0.3 million throughout the remainder of 2009, which are principally related to severance and associated costs.

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

The following is a reconciliation of the liability for the 2008 restructuring charge from December 31, 2008 through September 30, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-term Liability
Balance as of December 31, 2008	$660	$270	$534	$1,859	$3,323

Short-term/long-term Reclassification	—	—	—	814	814
Cash payments	(370)	(268)	(457)	(1,265)	(2,360)
Reversal of accrual	(4)	(2)	(5)	(12)	(23)
Balance as of September 30, 2009	$286	$—	$72	$1,396	$1,754

Long-term Liability
Balance as of December 31, 2008	$—	$—	$—	$1,620	$1,620

Short-term/long-term Reclassification	—	—	—	(814)	(814)
Balance as of September 30, 2009	$—	$—	$—	$806	$806

The balance of the 2008 restructuring accrual related to the lease for the former Corporate headquarters is expected to be paid over the remaining life of that lease through June 2011, and the remaining balance of the 2008 restructuring accrual is expected to be paid over the next nine months.

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

In our Data Storage segment, we design and manufacture ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing systems primarily used to create thin film magnetic heads (“TFMHs”) that read and write data on hard disk drives.

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

Highlights of the Third Quarter of 2009

•                  Revenue was $98.9 million, a 15% decrease from the third quarter of 2008, and up 37% from the second quarter of 2009.

•                  Orders were $225.6 million, up 150% from the third quarter of 2008, and up 129% from the second quarter of 2009.

•                  Net income was $1.3 million, or $0.04 per share, compared to net loss of $2.4 million, or ($0.08) per share, in the third quarter of 2008, and a net loss of $14.7 million or ($0.47) per share, in the second quarter of 2009.

•                  Gross margins were 41.4%, compared to 39.8% in the third quarter of 2008, and 33.9% in the second quarter of 2009.

•                  Restructuring charges totaled $1.2 million and principally consisted of personnel severance costs.

The third quarter showed marked improvement for Veeco from an order, revenue and earnings perspective. Our earnings improved from the previous quarter due to 37% higher revenues, better product mix, outsourcing initiatives and materials cost management. The significant recovery in revenues is primarily due to the strong demand for Veeco’s MOCVD systems sold principally to HB-LED manufacturers.

Third quarter orders of $225.6 million were the highest in Veeco’s history.  We received  orders of $179.2 million in our LED & Solar segment, $17.2 million in our Data Storage segment and $29.2 million in our Metrology segment. Veeco has experienced a significant increase in industry demand for our MOCVD systems, with a number of HB-LED manufacturers placing multi-unit orders as they ramp production for laptop and TV backlighting.  Veeco MOCVD systems were also ordered by leading U.S. HB-LED manufacturers to ramp production for general illumination.  Momentum continued in our copper, indium, gallium, selenium (“CIGS”) solar business in the third quarter, with a second key customer win for our FastFlex thermal disposition systems and a repeat multi-million dollar order for thermal deposition components from a leading CIGS manufacturer. Although Data Storage orders remained weak, we experienced a 27% sequential improvement in Metrology orders, driven by new product success and a modest pick-up in activity from both research and industrial customers.

Outlook

Veeco’s fourth quarter 2009 revenues are currently forecasted to be between $120-$130 million and we currently anticipate that our book-bill ratio will remain positive. Veeco’s 2009 revenue guidance is now $353-$363 million, up from previous guidance of $310-$325 million.

Veeco’s backlog at September 30, 2009 was $286.5 million, $238.5 million of which is in our LED & Solar segment. In addition, we continue to experience positive business trends in our MOCVD business, with a high level of customer interest in our K465 MOCVD system. We are currently ramping up our manufacturing capacity to satisfy our backlog of orders and anticipated customer requirements.

As we look toward the future, we believe that the HB-LED industry is at the beginning of a multi-year MOCVD tool investment cycle as HB-LEDs increase their penetration in laptop and TV backlighting, and gain momentum for general illumination. We are also seeing strong interest in our thermal deposition solutions for the manufacturing of CIGS solar cells, and believe that Veeco is well positioned to increase our business in this market. In addition, overall business conditions in our Data Storage and Metrology segments appear to be improving from the trough levels we experienced earlier this year.

Our outlook discussion above constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our expectations regarding future results are subject to risks and uncertainties. Our actual results may differ materially from those anticipated.  Risks associated with our ability to achieve these results are set forth in Items 1, 1A, 3, 7 and 7A in our annual report on Form 10-K for the year ended December 31, 2008 and in our most recent quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, as well as any modifications or revisions to risk factors contained in our subsequent filings with the SEC.

You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made.

Results of Operations:

Three Months Ended September 30, 2009 and 2008

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three months ended September 30,				Dollar and Percentage Change (1)
	2009		2008
Net sales	$98,913	100.0%	$115,709	100.0%	$(16,796)	(14.5)%
Cost of sales	58,005	58.6	69,626	60.2	(11,621)	(16.7)
Gross profit	40,908	41.4	46,083	39.8	(5,175)	(11.2)
Operating expenses:
Selling, general, and administrative expense	21,042	21.3	23,589	20.4	(2,547)	(10.8)
Research and development expense	13,721	13.9	15,302	13.2	(1,581)	(10.3)
Amortization expense	1,777	1.8	3,148	2.7	(1,371)	(43.6)
Restructuring expense	1,192	1.2	4,120	3.6	(2,928)	(71.1)
Other income, net	(312)	(0.3)	(213)	(0.2)	(99)	46.5
Total operating expenses	37,420	37.8	45,946	39.7	(8,526)	(18.6)
Operating income	3,488	3.5	137	0.1	3,351	2446.0
Interest expense, net	1,656	1.7	1,792	1.5	(136)	(7.6)
Income (loss) before income taxes	1,832	1.9	(1,655)	(1.4)	3,487	N/M
Income tax provision	562	0.6	812	0.7	(250)	(30.8)
Income (loss) including noncontrolling interest	1,270	1.3	(2,467)	(2.1)	3,737	N/M
Noncontrolling interest	—	0.0	(54)	0.0	54	(100.0)
Net income (loss) attributable to Veeco	$1,270	1.3%	$(2,413)	(2.1)%	$3,683	N/M

(1) N/M — denotes not meaningful as change moves from negative to positive, or vice versa.

Net Sales and Orders

Net sales of $98.9 million for the three months ended September 30, 2009 were down 14.5% compared to the comparable 2008 quarter.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three months ended September 30,		Dollar and Percentage Change		Three months ended September 30,		Dollar and Percentage Change		Book-to-Bill Ratio
	2009	2008	Year to Year		2009	2008	Year to Year		2009	2008
Segment Analysis
LED & Solar Process Equipment	$52,966	$40,983	$11,983	29.2%	$179,229	$25,775	$153,454	595.4%	3.38	0.63
Data Storage Process Equipment	21,721	43,256	(21,535)	(49.8)	17,243	32,359	(15,116)	(46.7)	0.79	0.75
Metrology	24,226	31,470	(7,244)	(23.0)	29,165	32,031	(2,866)	(8.9)	1.20	1.02
Total	$98,913	$115,709	$(16,796)	(14.5)%	$225,637	$90,165	$135,472	150.2%	2.28	0.78
Regional Analysis
Americas	$18,268	$38,865	$(20,597)	(53.0)%	$38,436	$31,256	$7,180	23.0%	2.10	0.80
Europe, Middle East and Africa (“EMEA”)	19,178	28,578	(9,400)	(32.9)	19,392	22,650	(3,258)	(14.4)	1.01	0.79
Japan	5,013	6,604	(1,591)	(24.1)	5,965	7,769	(1,804)	(23.2)	1.19	1.18
Asia Pacific	56,454	41,662	14,792	35.5	161,844	28,490	133,354	468.1	2.87	0.68
Total	$98,913	$115,709	$(16,796)	(14.5)%	$225,637	$90,165	$135,472	150.2%	2.28	0.78

LED & Solar Process Equipment sales were up 29.2% as compared to the third quarter of 2008 primarily due to an increase in demand for HB-LED backlighting applications. The book-to-bill ratio, which is calculated by dividing orders received in a given period by revenue recognized in the same time period, in that segment increased to 3.38 from 0.63 in the comparable quarter of 2008, indicating a strong improvement in business for the LED & Solar segment.  Data Storage Process Equipment segment sales declined by 49.8% as compared to the third quarter of 2008 resulting from the continued slowdown in capital spending by our data storage customers. Additionally, Metrology sales decreased by 23.0% as compared to the third quarter of 2008, primarily due to a slowdown in the semiconductor and data storage markets.  By region, net sales decreased by 53.0%, 32.9% and 24.1% in the Americas, EMEA and Japan, respectively, and were up 35.5% in Asia Pacific primarily as a result of the increase in demand for HB-LED products. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the third quarter of 2009 increased by 150.2% from the comparable 2008 period, mainly due to the $179.2 million in LED & Solar Process Equipment orders, which were principally driven by HB-LED manufacturers ramping up production for television and laptop backlighting applications. The 46.7% decrease in Data Storage Process Equipment orders resulted from customers continuing to be cautious about their capital spending.  The 8.9% decrease in Metrology orders is principally due to low demand from customers in the semiconductor and data storage markets.

Our overall book-to-bill ratio for the third quarter of 2009 was 2.28 to 1, an improvement over the ratio of 0.78 to 1 in the comparable quarter of 2008.  Our backlog as of September 30, 2009 was $286.5 million, compared to $147.2 million as of December 31, 2008.  During the quarter ended September 30, 2009, we experienced backlog adjustments of approximately $0.4 million.  Due to changing business conditions and weak capital equipment spending by certain customers in our businesses, we may continue to experience cancellations and/or rescheduling of orders.

Gross Profit

Gross margin for the quarter ended September 30, 2009, was 41.4%, compared to 39.8% in the third quarter of 2008, primarily due to material cost savings, the impact of manufacturing and overhead cost reductions associated with the reduction in workforce, and favorable product mix. LED & Solar Process Equipment gross margins increased to 41.7% from 36.0% in the prior-year period, primarily due to an increase in sales volume and a decrease in product costs associated with increased purchasing to support multiple tool orders received from our HB-LED customers compared to the prior-year period. In addition, the prior-year period included a reduction in LED & Solar gross profit of $0.9 million related to the acquisition of Mill Lane. This reduction was the result of purchase accounting, which required adjustments to capitalize inventory at fair value. Data Storage Process Equipment gross margins remained flat despite a 50% decrease in sales volume as a result of cost reductions and improved product mix. Metrology gross margins decreased to 42.0% from 44.9%, principally due to lower sales volume.

Operating Expenses

Selling, general and administrative expenses decreased by $2.5 million, or 10.8%, from the prior-year period, primarily due to lower salary and related expenses resulting from the personnel reductions taken as part of management’s restructuring plan as well as cost savings initiatives resulting in less occupancy, travel and entertainment, marketing, and other operating expenses.  This decrease was partially offset by an increase in bonus and profit sharing and higher variable expenses associated with the sales ramp in our LED & Solar segment.

Research and development expense decreased $1.6 million from the third quarter of 2008, primarily due to a more focused approach to metrology and data storage product development, which were partially offset by the continuation of investments in higher-growth end market opportunities, particularly in our  LED & Solar segment.  As a percentage of sales, research and development increased to 13.9% in the third quarter of 2009 from 13.2% in the third quarter of 2008.

Amortization expense was $1.8 million in the third quarter of 2009, compared to $3.1 million in the third quarter of 2008, primarily due to a reduction in our intangible assets resulting from asset impairment charges taken during the fourth quarter of 2008.

Restructuring expense of $1.2 million for the third quarter of 2009 consisted primarily of personnel severance and related costs resulting from the reduction in workforce.  Restructuring expense of $4.1 million during the third quarter of 2008 consisted of $3.7 million associated with the mutually agreed upon termination of the employment agreement of the Company’s former CEO, as well as $0.4 million for severance and lease-related charges in our Metrology segment.

Interest Expense, Net

Net interest expense was $1.7 million in the third quarter of 2009, compared to $1.8 million in the third quarter of 2008.  Included in both periods was $0.7 million in non-cash interest expense related to the implementation of new accounting guidance that requires a portion of convertible debt to be allocated to equity.  The resultant debt discount is then amortized into interest expense.  See “Recent Accounting Pronouncements” for a further discussion of the implementation of this new guidance.

Income Taxes

The income tax provision for the quarter ended September 30, 2009 was $0.6 million compared to $0.8 million in the third quarter of 2008. The 2009 provision for income taxes included $0.4 million relating to our foreign operations, which continue to be profitable, and $0.2 million relating to our domestic operations. The 2008 provision for income taxes included $0.5 million relating to our foreign operations, and $0.3 million relating to our domestic operations.  Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future.

Nine Months Ended September 30, 2009 and 2008

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine months ended September 30,				Dollar and Percentage Change (1)
	2009		2008
Net sales	$233,782	100.0%	$332,465	100.0%	$(98,683)	(29.7)%
Cost of sales	148,108	63.4	196,026	59.0	(47,918)	(24.4)
Gross profit	85,674	36.6	136,439	41.0	(50,765)	(37.2)
Operating expenses:
Selling, general, and administrative expense	59,471	25.4	70,528	21.2	(11,057)	(15.7)
Research and development expense	39,770	17.0	45,173	13.6	(5,403)	(12.0)
Amortization expense	5,437	2.3	7,530	2.3	(2,093)	(27.8)
Restructuring expense	7,567	3.2	6,995	2.1	572	8.2
Asset impairment charge	304	0.1	285	0.1	19	6.7
Other expense (income), net	1,097	0.5	(591)	(0.2)	1,688	N/M
Total operating expenses	113,646	48.6	129,920	39.1	(16,274)	(12.5)
Operating (loss) income	(27,972)	(12.0)	6,519	2.0	(34,491)	N/M
Interest expense, net	5,063	2.2	5,097	1.5	(34)	(0.7)
(Loss) income before income taxes	(33,035)	(14.1)	1,422	0.4	(34,457)	N/M
Income tax provision	1,342	0.6	2,860	0.9	(1,518)	(53.1)
Loss including noncontrolling interest	(34,377)	(14.7)	(1,438)	(0.4)	(32,939)	(2,290.6)
Noncontrolling interest	(65)	(0.0)	(200)	(0.1)	135	(67.5)
Net income (loss) attributable to Veeco	$(34,312)	(14.7)%	$(1,238)	(0.4)%	$(33,074)	(2,671.6)%

(1) N/M – denotes not meaningful as change moves from negative to positive, or vice versa.

Net Sales and Orders

Net sales of $233.8 million for the nine months ended September 30, 2009 were down 29.7% compared to the comparable 2008 period.  The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Nine months ended September 30,		Dollar and Percentage Change		Nine months ended September 30,		Dollar and Percentage Change		Book-to-Bill Ratio
	2009	2008	Year to Year		2009	2008	Year to Year		2009	2008
Segment Analysis
LED & Solar Process Equipment	$107,050	$128,205	$(21,155)	(16.5)%	$264,092	$116,513	$147,579	126.7%	2.47	0.91
Data Storage Process Equipment	56,219	104,096	(47,877)	(46.0)	44,379	124,685	(80,306)	(64.4)	0.79	1.20
Metrology	70,513	100,164	(29,651)	(29.6)	68,886	94,738	(25,852)	(27.3)	0.98	0.95
Total	$233,782	$332,465	$(98,683)	(29.7)%	$377,357	$335,936	$41,421	12.3%	1.61	1.01
Regional Analysis
Americas	$62,101	$116,631	$(54,530)	(46.8)%	$70,668	$124,666	$(53,998)	(43.3)%	1.14	1.07
EMEA	52,328	69,607	(17,279)	(24.8)	46,889	57,664	(10,775)	(18.7)	0.90	0.83
Japan	15,000	29,347	(14,347)	(48.9)	20,325	24,548	(4,223)	(17.2)	1.36	0.84
Asia Pacific	104,353	116,880	(12,527)	(10.7)	239,475	129,058	110,417	85.6	2.29	1.10
Total	$233,782	$332,465	$(98,683)	(29.7)%	$377,357	$335,936	$41,421	12.3%	1.61	1.01

Sales declined in each segment for the nine months ended September 30, 2009 compared with the same period in 2008 due to our customers’ reluctance to order capital equipment during the first half of 2009. LED & Solar Process Equipment sales were down 16.5% from the same period of 2008 primarily due to a pause in capacity spending as HB-LED customers were cautious in ordering new equipment during the economic slowdown. Data Storage Process Equipment segment sales declined by 46.0% compared to the same period of 2008 due to a slowdown in capital spending by our data storage customers.  Metrology sales decreased by 29.6% from the same period of 2008, primarily due to a slowdown in the semiconductor, data storage and research and industrial markets.  By region, net sales decreased by 46.8%, 24.8%, 48.9%, and 10.7% in the Americas, EMEA, Japan, and Asia Pacific, respectively. We believe that there will continue to be quarter-to-quarter variations in the geographic distribution of sales.

Orders for the nine months ended September 30, 2009 increased by 12.3% from the comparable 2008 period.  On a segment basis, orders for LED & Solar Process Equipment increased by 126.7% from the comparable period in 2008, principally driven by HB-LED manufacturers increasing production for television and laptop backlighting applications and demand for CIGS deposition systems and components. The 64.4% decrease in Data Storage Process Equipment orders resulted from the continued slow down in our customers’ capital spending.  The 27.3% decrease in Metrology orders is due to a decrease in demand from customers in the semiconductor, data storage and research and industrial markets.

Our overall book-to-bill ratio was 1.61 for the nine months ended September 30, 2009, compared to 1.01 for the comparable period in 2008.  The book-to-bill ratio for the LED & Solar Process Equipment segment improved to 2.47 to 1 from 0.91 to 1 in the same period in 2008.  Our backlog as of September 30, 2009 was $286.5 million, compared to $147.2 million as of December 31, 2008.  During the nine months ended September 30, 2009, we experienced backlog adjustments of approximately $4.3 million, consisting of $3.3 million for order cancellations and $1.0 million of adjustments related to foreign currency translation.  Due to changing business conditions and weak capital equipment spending by certain customers in our businesses, we may continue to experience cancellations and/or rescheduling of orders.

Gross Profit

Gross margin for the nine months ended September 30, 2009, was 36.6%, compared to 41.0% in the comparable 2008 period, primarily due to the significant decline in sales. LED & Solar Process Equipment gross margins decreased from 39.6% in the prior-year period to 36.4%, primarily due to a 16.5% decrease in sales volume as compared to the prior-year period.  Data Storage Process Equipment gross margins decreased from 38.9% in the prior-year period to 34.4%, due to reduced sales volume as well as a charge of $1.5 million to write-off inventory in the first quarter of 2009 associated with certain discontinued data storage product lines. Metrology gross margins decreased from 45.2% in the prior year period to 38.8%, principally due to lower sales volume.

Operating Expenses

Selling, general and administrative expenses decreased by $11.1 million, or 15.7%, from the prior-year period, primarily due to lower salary and related expenses resulting from the personnel reductions taken as part of management’s restructuring plan, a reduction in incentive bonuses and profit sharing as well as cost savings initiatives resulting in less travel and entertainment, occupancy, and consulting, legal, and professional expenses.

Research and development expense decreased $5.4 million from the comparable period of 2008, primarily due to a more focused approach to metrology and data storage product development, which was partially offset by the continuation of investments in areas that we believe are higher-growth end market opportunities, particularly in our LED & Solar segment. As a percentage of sales, research and development increased to 17.0% in the nine months ended September 30, 2009 from 13.6% in the same period in 2008.

Amortization expense was $5.4 million in the nine months ended September 30, 2009, compared to $7.5 million in comparable period of 2008, due to a reduction in our intangible assets resulting from asset impairment charges taken during the fourth quarter of 2008.

Restructuring expense of $7.6 million for the nine months ended September 30, 2009 consisted of $6.3 million of personnel severance costs resulting from a reduction in workforce.  In addition, there were $0.9 million of lease-related costs and $0.4 million of moving and consolidation costs incurred in our Data Storage Process Equipment segment associated with vacating our Camarillo, CA facilities.  Restructuring expense of $7.0 million incurred during the nine months ended September 30, 2008 consisted of $3.7 million associated with the mutually agreed upon termination of the employment agreement of the Company’s former CEO, $2.6 million of costs associated with the consolidation and relocation of our Corporate headquarters, $0.4 million of personnel severance and related costs and $0.3 million for lease-related charges in Metrology.

Other expense (income), net for the nine months ended September 30, 2009 includes foreign currency exchange losses of $1.4 million.

Interest Expense, Net

Net, interest expense for the nine months ended September 30, 2009 was $5.1 million, comprised of $3.0 million in cash net interest expense and $2.1 million in non-cash interest expense related to the implementation of new accounting guidance that requires a portion of convertible debt to be allocated to equity. See “Recent Accounting Pronouncements” for further discussion of the implementation of this new guidance. Net interest expense for the nine months ended September 30, 2008 was $5.1 million, comprised of $2.9 million in cash net interest expense and $2.2 million in non-cash interest expense that is presented pursuant to the retroactive presentation requirements of the new accounting guidance.

Income Taxes

Income tax provision for the nine months ended September 30, 2009 was $1.3 million compared to $2.9 million in the comparable prior year period. The 2009 provision for income taxes included $0.9 million relating to our foreign operations, and $0.4 million relating to our domestic operations. The 2008 provision for income taxes included $1.9 million relating to our foreign operations, and $1.0 million relating to our domestic operations.  Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant income taxes for the foreseeable future.

Liquidity and Capital Resources

Historically, our principal cash requirements have included the funding of acquisitions, capital expenditures and the repayment of debt. We traditionally have generated cash from operations and financing activities with the issuance of debt and common stock. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Nine months ended September 30,
	2009	2008

Net cash provided by operating activities	$20,471	$22,420
Net cash used in investing activities	(17,084)	(21,296)
Net cash provided by (used in) financing activities	2,263	(558)
Effect of exchange rates on cash and cash equivalents	(8)	35
Net change in cash and cash equivalents	5,642	601
Cash and cash equivalents at beginning of period	103,799	117,083
Cash and cash equivalents at end of period	$109,441	$117,684

We had a net increase in cash of $5.6 million during the nine months ended September 30, 2009.  Cash provided by operations was $20.5 million for this period, as compared to cash provided by operations of $22.4 million for the comparable 2008 period. Net loss adjusted for non-cash items used operating cash flows of $7.6 million for the nine months ended September 30, 2009. Net cash provided by operations for the nine months ended September 30, 2009 was favorably impacted by a net decrease in net operating assets and liabilities of $28.1 million. This was driven by a decrease in inventories of approximately $19.5 million due to reduction efforts and the impact of outsourcing and a $14.9 million increase in accrued expenses, principally resulting from customer deposits associated primarily with the significant increase in orders in our LED & Solar segment. These amounts were partially offset by an increase in accounts receivable of $4.1 million.

We had a net increase in cash of $0.6 million during the nine months ended September 30, 2008.  Cash provided by operations was $22.4 million for this period. Net income adjusted for non-cash items provided operating cash flows of $29.1 million for the nine months ended September 30, 2008. Net cash provided by operations for the nine months ended September 30, 2008 was unfavorably impacted by a net increase in net operating assets and liabilities of $6.6 million. This was driven by a decrease in accounts payable and accrued expenses of approximately $9.6 million over the prior period and an increase of $2.0 million in capitalized patent costs, which were partially offset by a decrease in accounts receivable of $6.6 million.

Cash used in investing activities of $17.1 million for the nine months ended September 30, 2009 resulted primarily from $9.8 million of earn-out payments made to the former owners of Mill Lane and Fluens, capital expenditures of $5.2 million, $1.9 million in payments made to acquire assets from Daystar Technologies, Inc. and $0.5 million of payments made to purchase the remaining 80.1% interest in Fluens.  During the remainder of 2009, we expect to invest an estimated additional $5.0 million in capital projects primarily related to engineering equipment and lab tools used in producing, testing and process development of our products and enhanced manufacturing facilities.  Cash used in investing activities of $21.3 million for the nine months ended September 30, 2008 resulted primarily from the acquisition of Mill Lane for $11.0 million, net of cash acquired, as well as capital expenditures of $10.4 million.

Cash provided by financing activities for the nine months ended September 30, 2009 totaled $2.3 million, resulting primarily from $2.9 million of proceeds received from stock issuances resulting from stock option exercises during the third quarter of 2009. Cash used in financing activities for the nine months ended September 30, 2008 totaled $0.6 million, resulting from $1.0 million in restricted stock tax withholdings and $0.3 million in mortgage payments, offset by proceeds of $0.7 million from stock issuances resulting from stock option exercises.

As of September 30, 2009, we have outstanding $105.6 million aggregate principal amount of 4.125% convertible subordinated notes due April 15, 2012 (the “Notes”).  We pay interest on the Notes on April 15 and October 15 of each year.  We have previously engaged in repurchase transactions of our Notes and may enter into similar transactions in the future depending on market conditions, our cash position and other factors.

In February 2009, we entered into an amendment to our existing credit agreement with HSBC Bank USA, National Association (“HSBC”), as administrative agent, and the lenders named therein (as amended, the “Credit Agreement”).  As part of the amendment, we reduced the amount of the revolving credit facility, modified certain existing covenants and added certain new covenants.  As amended, the Credit Agreement provides for revolving credit borrowings of up to $30.0 million.  The Credit Agreement was amended effective March 27, 2009 to modify certain financial covenants, to provide for the cash collateralization of borrowings and letters of credit outstanding under the Credit Agreement, and to permit the acquisition of the 80.1% of the outstanding stock of Fluens Corporation (“Fluens”) which we did not yet own.  The annual interest rate under the Credit Agreement is a floating rate equal to the prime rate of the agent bank plus 2.0%.  A LIBOR-based interest rate option is also provided.  Borrowings may be used for general corporate purposes, including working capital requirements, as well as permitted acquisitions.  The Credit Agreement contains certain restrictive covenants which include the maintenance of minimum cash balances and limitations with respect to incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets.  In addition, under the Credit Agreement, we are required to satisfy certain financial tests, including minimum profitability levels.  As of September 30, 2009, we were in compliance with all covenants of the Credit Agreement as amended.  Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, have been pledged to secure our obligations under the Credit Agreement.  The revolving credit facility under the Credit Agreement expires on March 31, 2012.  During the first nine months of 2009, we recognized an expense of $0.2 million representing the amount of deferred financing fees equal to the portion of the revolving credit facility which was terminated in connection with the amendment, which is included in other expense, net.  We also capitalized $0.1 million in deferred financing fees that we incurred in connection with the February 2009 amendment.  There were no borrowings outstanding as of September 30, 2009 under the Credit Agreement, and no borrowings outstanding as of December 31, 2008 under the prior credit agreement. Letters of credit outstanding at September 30, 2009 and December 31, 2008 totaled approximately $0.5 million and $0.4 million, respectively.  In the second quarter of 2009 we transferred $0.5 million of cash into a restricted cash account pursuant to the terms of the March 2009 amendment, which requires cash collateralization of borrowings and letters of credit.  This amount is included in prepaid and other current assets.  We recorded interest expense associated with the Credit Agreement during the nine months ended September 30, 2009 and 2008, respectively, of approximately $0.2 million in each period.

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

In 2006, we invested $0.5 million to purchase 19.9% of the common stock of Fluens.  Veeco and Fluens have jointly developed a next-generation process for high-rate deposition of aluminum oxide for data storage applications.  In May 2009, we purchased the remaining 80.1% of the outstanding stock of Fluens for $1.5 million plus an earn-out arrangement based on future performance.  We paid $0.5 million of the $1.5 million upon closing, as well as $0.2 million in respect of the earn-out arrangement. We paid a second installment of $0.5 million of the purchase price on September 30, 2009. We will pay the remaining $0.5 million of the $1.5 million in the fourth quarter of 2009, which is included in accrued expenses in the accompanying condensed Balance Sheet at September 30, 2009. Prior to our purchase of the remaining 80.1%, approximately 31% of Fluens was owned by an individual then serving as Senior Vice President of Veeco.

In July 2009, Veeco acquired certain assets from DayStar Technologies, Inc. (“DayStar”) in order to accelerate Veeco’s penetration of the rapidly growing CIGS solar market. Veeco purchased selected equipment, took over leased facilities and hired employees from DayStar’s R&D group in Clifton Park, New York. In connection with these transactions, Veeco paid DayStar $1.9 million in cash.

Contractual Obligations

Significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Annual Report on Form 10-K include the following:

•                  a $9.6 million earn-out payment related to the Mill Lane acquisition, which we made in the first quarter of 2009;

•                  Payment of $0.5 million of the purchase price for Fluens was made on September 30, 2009. We will pay the remaining $0.5 million of the $1.5 million in the fourth quarter of 2009, which is included in accrued expenses in the accompanying condensed Balance Sheet at September 30, 2009;

•                  potential earn-out payments related to the purchase of Fluens, $0.2 million of which we paid in the second quarter of 2009; and

•                  the increase in our purchase commitments from $27.7 million at December 31, 2008 to $76.7 million at September 30, 2009.  The majority of the increase in purchase commitments at September 30, 2009 relates to increases in purchase orders for materials to fulfill customer sales orders for MOCVD tools.

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

Revenue Recognition:  We recognize revenue based on current accounting guidance provided by the Securities and Exchange Commission and the Financial Accounting Standards Board (“FASB”). Our revenue transactions include sales of products under multiple-element arrangements.  Revenue under these arrangements is allocated to each element based upon its estimated fair market value.

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

Instruments — For standard products produced according to our published specifications, principally metrology instruments sold typically to universities, research facilities and scientific centers and in general industrial applications where installation is inconsequential or perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title and risk of loss pass to the customer, either at time of shipment or delivery.  Acceptance of the product by the customer is based upon meeting standard published specifications.  Customer acceptance provisions include initial setup at the customer site, performance of functional test procedures and calibration testing of the basic features and functionality of the product.  These provisions are a replication of the testing performed in our facilities prior to shipment.  The skills and equipment required to complete installation of such instruments are not specialized and are readily available in the market and are often performed by distributors or representative organizations.

Systems - Process equipment systems and certain metrology systems, which are sold to manufacturers in the HB-LED, solar, data storage and semiconductor industries and are used in manufacturing facilities and commercial production environments typically include process acceptance criteria based upon Veeco and/or customer specifications.  We are generally required to install these products and demonstrate compliance with acceptance tests at the customer’s facility.  Generally, based upon the terms of the sales arrangement, these products are sold with a retention (typically 10% to 20% of the sales contract value) which is payable by the customer when installation and field acceptance is completed. Such installations are not considered complex and are not deemed essential to the functionality of the equipment because they do not involve significant changes to the features or capabilities of the equipment or involve building complex interfaces or connections.  Installation normally represents only 2% - 4% of the fair value of the sales contract.  Sales arrangements for these systems are bifurcated into separate units of accounting or elements based on objective evidence of fair value. The two elements are the system and installation of the system.  The amount of revenue allocated to each element is based upon its relative fair value.  The price charged when the system or installation service is sold separately generally determines fair value.  The value of the installation service is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components. We recognize revenue for the system or delivered element since the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item (i.e., the installation service) and delivery or performance of the undelivered item is considered probable and substantially in our control, based on our historical experience. The value of the undelivered element is the greater of the fair value of the installation or the portion of the sales price that will not be received until the installation is completed (i.e., the retention amount). System revenue is generally recognized upon shipment or delivery provided title and risk of loss has passed to the customer. Revenue from installation services is recognized at the time acceptance is received from the customer.  If the arrangement does not meet all the above criteria, the entire amount of the sales arrangement is deferred until the criteria have been met or all elements have been delivered to the customer or been completed.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment:  The Company does not amortize goodwill or intangible assets with indefinite useful lives, but instead tests the balances in these asset accounts for impairment at least annually at the reporting unit level.  Our policy is to perform this annual impairment test in the fourth quarter of each fiscal year or more frequently if impairment indicators arise.  Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets.

Pursuant to relevant accounting pronouncements we are required to determine if it is appropriate to use the operating segment as defined under such pronouncements as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met.  We have identified four reporting units that are required to be reviewed for impairment. The reporting units are Data Storage Process Equipment, LED & Solar Process Equipment, AFM and Optical Metrology. AFM and Optical Metrology comprise the Metrology operating segment.  In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

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

Fair Value Measurements: On January 1, 2009, we implemented new accounting guidance for our non-financial assets and non-financial liabilities. This new guidance requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in such. Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities.  Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. These requirements apply to our long-lived assets, goodwill, and intangible assets.  We use Level 3 inputs to value all of such assets, and the methodology we use to value such assets has not changed since December 31, 2008.  The Company primarily applies the market approach for recurring fair value measurements.

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

We record valuation allowances in order to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. Under the relevant accounting guidance, factors such as current and previous operating losses are given significantly greater weight than the outlook for future profitability in determining the deferred tax asset carrying value.

At September 30, 2009, we had a valuation allowance of approximately $90.5 million against substantially all of our domestic net deferred tax assets, which consist of net operating loss and tax credit carry forwards, as well as temporary deductible differences.  If we are able to realize part or all of the domestic deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

Relevant accounting guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under such guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  We had approximately $1.1 million and $1.0 million of unrecognized tax benefits at September 30, 2009 and December 31, 2008, respectively, which predominantly relate to positions taken on our foreign tax returns and all of which represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

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

Recent Accounting Pronouncements

Revenue Recognition: In October 2009, the FASB issued amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances.  All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above.  The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

Convertible debt:  In May 2008, new accounting guidance was issued that requires a portion of convertible debt to be allocated to equity.  We implemented the new guidance as of January 1, 2009 and have applied it retrospectively to all periods presented, as required.  This new guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to stockholders’ equity.  The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value.  The amortization is recorded as interest expense.  The Notes are subject to such accounting guidance since they may be settled in cash upon conversion.  Thus, as a result of the adoption of this accounting guidance, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the Notes.  This reclassification created a $16.3 million discount on the debt that will be amortized over the remaining life of the Notes, which will be through April 15, 2012. The reclassification generated a $6.7 million deferred tax liability, which we offset with a corresponding decrease of the valuation allowance by the same amount. Prior periods are presented as if the new guidance was in effect as of the date of issuance. Thus, we have presented all financial data for prior periods in this report as if we had reclassified the $16.3 million and began amortizing the resultant debt discount in April 2007. The retrospective application of the new guidance described above to the results for the three and nine months ended September 30, 2008 increased the net loss attributable to Veeco in the three-month period from ($1,673) to ($2,413) and decreased the net income attributable to Veeco in the nine-month period from $946 to a net loss of ($1,238), and increased the loss per share attributable to Veeco in the three-month period from ($0.05) to ($0.08) and decreased the earnings per share in the nine-month period from $0.03 to a loss per share of ($0.04).

During the fourth quarter of 2008, we repurchased an aggregate principal amount of $12.2 million of the Notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million.  A gross gain of approximately $5.1 million was recorded on these repurchases offset by the write-off of approximately $0.1 million of unamortized deferred financing costs associated with the Notes, for a net gain of approximately $5.0 million.  Such net gain was reduced to $3.8 million upon the adoption of the new accounting guidance, which required that the gain be calculated based on the fair value of the portion repurchased as of the date bought back.  The fair value approximated the carrying value net of the unamortized discount on the portion repurchased.  The difference of approximately $1.2 million between the fair value and the amount paid was recorded as a reduction in the gain originally reported, which increased the accumulated deficit as of December 31, 2008 by that amount.

For the three months ended September 30, 2009 and 2008, respectively, we recorded approximately $0.7 million of additional interest expense in each period resulting from the amortization of the debt discount.  For the nine months ended September 30, 2009 and 2008, respectively, we recorded approximately $1.4 million of additional interest expense in each period resulting from the amortization of the debt discount.  This additional interest expense did not require the use of cash.

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

Noncontrolling Interest:  In December 2007, new accounting requirements were issued by the FASB with the objective to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  The most significant provisions of this statement result in changes to the presentation of noncontrolling interests in the consolidated financial statements.  We implemented these new rules as of January 1, 2009.  The adoption of this statement impacted the manner in which we present noncontrolling interests for all periods included in this report, but did not impact our consolidated financial position or results of operations.

Fair Value:  In April 2009, the FASB issued  new guidance to require disclosures about the fair value of financial instruments in interim financial statements in addition to the existing requirement for annual financial statements. We adopted these new rules for the period ended June 30, 2009.

Subsequent Events:  In May 2009, the FASB issued a new pronouncement relating to subsequent events.  The term subsequent events refers to events that occur after the last date in the period on which we are reporting through the date the financial statements are issued, and which may require recognition or disclosure in the financial statements.  Adoption of this pronouncement should not result in significant changes in the subsequent events that are reported, but rather requires disclosure of the date through which the company evaluates whether subsequent events have occurred. We have evaluated subsequent events from the date of these financial statements through the date on which these financial statements were issued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 81.5% and 73.4%, respectively, of our total net sales for the three months and nine months ended September 30, 2009, and 66.4% and 64.9%, respectively, for the comparable 2008 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 13.6% and 9.7%, of our total net sales for the three months and nine months ended September 30, 2009, respectively, and 13.2% and 13.9%,  respectively, for the comparable 2008 periods.

The condensed consolidated results of operations for the three and nine months ended September 30, 2009 include aggregate foreign currency losses of approximately $0.1 million and $1.4 million, respectively. The loss of $1.4 million for the nine months ended September 30, 2009 was net of gains of approximately $0.2 million related to forward contracts. The condensed consolidated results of operations for the three and nine months ended September 30, 2008 include aggregate foreign currency gains of less than $0.1 million and approximately $0.1 million, respectively, which were net of losses of approximately $0.1 million and $0.3 million, respectively, related to forward contracts. These amounts were recognized and included in other (income) expense, net in the accompanying Condensed Consolidated Statements of Operations.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit to U.S. dollars are the Euro and the Japanese Yen. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three months and nine months ended September 30, 2009 was $1.3 million and $3.1 million, respectively.

As of September 30, 2009, losses of $0.1 million related to forward contracts were included in other accrued expenses and subsequently paid in October 2009. As of December 31, 2008, approximately $0.9 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2009. Monthly forward contracts with a total notional amount of $3.1 million were entered into in September 2009 and will be settled in October 2009.  The fair value of these contracts at inception was zero, which did not significantly change at September 30, 2009.

We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations. We believe that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Assuming third quarter 2009 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our 2008 Annual Report and Quarterly Report on form 10-Q for the quarterly period ended June 30, 2009. There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report and Quarterly Report on form 10-Q for the quarterly period ended June 30, 2009.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

3.1	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	*

10.1	Veeco Instruments Inc. 2009 Management Bonus Plan dated February 27, 2009	*

10.2	Veeco Instruments Inc. 2009 Supplemental Management Profit Sharing Plan dated August 20, 2009	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 26, 2009

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chief Executive Officer

By:	/s/ JOHN F. REIN, JR.
John F. Rein, Jr. Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

3.1	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	*

10.1	Veeco Instruments Inc. 2009 Management Bonus Plan dated February 27, 2009	*

10.2	Veeco Instruments Inc. 2009 Supplemental Management Profit Sharing Plan dated August 20, 2009	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*	Filed herewith