Form 10-K
period 2009-12-31
VEECO INSTRUMENTS INC
filed 2010-02-24
CIK 103145

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐    No ☐

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 30, 2009 as reported on The Nasdaq National Market, was $393,859,434. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 22, 2010, the Registrant had 39,929,515 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

 SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7, and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

  •
  Our failure to successfully implement outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to realize the benefits of the recent increase in MOCVD order volume;

  •
  Manufacturing interruptions or delays could affect our ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory and/or liabilities to our suppliers for products no longer needed;

  •
  We rely on a limited number of suppliers;

  •
  Our backlog is subject to customer cancellation or modification and such cancellation could result in decreased sales and increased provisions for excess and obsolete inventory and/or liabilities to our suppliers for products no longer needed;

  •
  Our sales to HB LED and data storage manufacturers are highly dependent on these manufacturers' sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors. This could materially adversely impact our future results of operations;

  •
  Negative worldwide economic conditions could result in a decrease in our net sales and an increase in our operating costs, which could adversely affect our business and operating results;

  •
  We are exposed to the risks of operating a global business, including the need to obtain export licenses for certain of our shipments;

  •
  We are exposed to risks associated with our entrance into the emerging solar industry;

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

  •
  Our sales cycle is long and unpredictable;

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

Item 1.    Business

The Company

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") designs, manufactures, markets and services enabling solutions for customers in the high brightness light emitting diode ("HB LED"), solar, data storage, scientific research, semiconductor, and industrial markets. We have leading technology positions in our three business segments: Light Emitting Diode ("LED") & Solar Process Equipment, Data Storage Process Equipment, and Metrology.

        In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition ("MOCVD") systems that are used to make HB LEDs or solar cells made of III-V compound semiconductors. Also within this segment we sell molecular beam epitaxy ("MBE") systems which are used in various applications including alternative energy (LED and Solar), power devices and in broad scientific research. We also make thermal evaporation sources and a line of web and glass deposition systems used to create copper, indium, gallium, selenide ("CIGS") thin film solar cells.

        In our Data Storage segment, we design and manufacture equipment used in the production of thin film magnetic heads ("TFMHs") that read and write data on hard disk drives. Our technologies include equipment for "front and back-end" process steps such as ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and dicing and slicing systems.

        In our Metrology segment, we design and manufacture atomic force microscopes ("AFMs"), scanning probe microscopes ("SPMs"), stylus profilers, and fast 3D optical microscopes, used to provide critical surface measurements in research and production environments. This broad line of products is used in universities, research facilities and scientific centers worldwide. In production environments (such as microelectronics and solar), precision manufacturing industries,(such as medical device manufacturing, automotive and aerospace) and other related industries, our metrology instruments enable customers to monitor their products throughout the manufacturing process to improve yields, reduce costs, and improve product quality.

        We serve our worldwide customers through our global sales and service organization located throughout North America, Europe, Japan, and Asia Pacific. We have product development and marketing, engineering and manufacturing facilities located in New York, Arizona, California, Colorado, Minnesota, Massachusetts and New Jersey.

        Veeco was organized as a Delaware corporation in 1989.

Our Strategy

        Our strategy for growth and improved profitability focuses on the following key activities:

  •
  Focusing our efforts on those technologies in which we have a leading market share, providing differentiated technology solutions to address customers' next generation product development roadmaps;

  •
  Leveraging our research and development spending into end markets that we believe offer high-growth opportunities, such as our LED & Solar segment;

  •
  Improving our operational efficiency in each segment through better supply chain management, best cost manufacturing and other activities to lower costs and increase profitability, and;

  •
  Developing strategic relationships with worldwide technology leaders and offering these customers high-quality, differentiated products that support their cost of ownership requirements as well as service and applications support in order to improve their time-to-market on leading edge devices.

Business Overview and Industry Trends

        General Introduction:    Our thin film deposition, etch, measurement and other technologies are applicable to the creation of a broad range of microelectronic components, including HB LEDs, solar cells, thin film magnetic heads and semiconductor devices. Our customers who manufacture these devices continue to invest in new technology equipment in order to advance their next generation products and deliver more efficient and cost effective technology solutions.

        Starting at the end of 2008 and continuing through the beginning of 2009, the global economic downturn, constrained financing environment and a slowdown in capital spending on equipment impacted most of our end markets and customers. The early part of 2009 was extremely challenging for us in light of these industry conditions and we accelerated our restructuring activities, particularly facility consolidation and additional outsourced manufacturing initiatives. By mid-2009 we experienced a rapid improvement in business conditions, due to our exposure to high-growth end markets such as LED & Solar, where we believe we are well placed with market leading technologies that drive our customers' future product development roadmaps.

        The following is a review of our three reportable segments and the multi-year technology trends that impact each.

        LED & Solar Business Overview and Trends:    We are a leading supplier of process equipment solutions used to create HB LEDs and solar cells. We are the only supplier of both MOCVD and MBE systems, the two key epitaxial deposition technologies used for these applications. MOCVD and MBE technologies are used to grow compound semiconductor materials (such as GaAs (gallium arsenide), GaN (gallium nitride), As/P (arsenic phosphide) and InP (indium phosphide)) at the atomic scale. Epitaxy is the critical first step in compound semiconductor wafer fabrication and is considered to be the highest value added process, ultimately determining device functionality and performance.

        Strategies Unlimited, an LED industry research organization, forecasts that the market for HB LEDs will grow from $4.2 billion in 2007 to over $14.0 billion in 2013, for a compound annual growth rate ("CAGR") of 32%. We believe that the HB LED market, while cyclical, represents a high-growth opportunity for us due to the expanding applications for HB LEDs, such as backlighting for large screen flat panel TVs (LCD—liquid crystal displays), laptop computers, automotive applications, and general illumination. In 2009 the LED industry experienced significant growth as LEDs penetrated laptop and television backlighting applications. In fact, Strategies Unlimited forecasts that LEDs for these applications will grow 122% from 2009 through 2013. In order to gain market share in light of this growth opportunity, we have introduced several generations of MOCVD tools, most recently our TurboDisc® K-Series™ MOCVD systems. By introducing new systems, we are focused on delivering better uniformity and repeatability, which helps our customers to make HB LEDs of consistent quality. We also intend to continue to invest heavily in research and development in order to deliver more advanced MOCVD solutions to our customers.

        A related application for us is in the solar market, since the same MOCVD tool that is critical to the LED manufacturing process can also be used to manufacture high-efficiency triple junction solar cells. Veeco has also identified the thin film solar cell market as offering significant growth opportunity to the Company. The global energy dilemma is resulting in a significant amount of new research and spending into solar technologies as an alternative energy solution since it is non-polluting and has the potential to supply the world with high energy efficiency at low cost. While many of today's solar panels are based upon older silicon technologies, thin film CIGS solar cells offer the potential for lower manufacturing costs, and have the highest efficiency of the thin film technologies. According to a May 2008 report presented by the National Renewable Energy Labs ("NREL"), future CIGS Panel Photovoltaic ("PV") panels are projected to be "the most competitive thin film technology" based upon module efficiency and relative cost basis. CIGS solar panels have broad-based end market applications for solar farms, integrated building PV devices, rooftop grids and portable devices.

        Since PV manufacturers often build their own equipment, there is a market opportunity emerging for equipment suppliers such as Veeco. In its October 2009 report, Greentech Media forecasted that the total available market for CIGS deposition systems would be greater than $850 million by 2012, a 74% compounded annual growth rate from 2008. To capitalize on this opportunity, in 2008 we purchased Mill Lane Engineering, a manufacturer of web deposition technology, to make flexible CIGS solar cells, and in 2009 we significantly expanded our product line to create a "best of breed" line of deposition systems that can deposit materials on flexible (stainless steel) or rigid (glass) substrates. Today Veeco supplies thermal evaporation components to over 50% of CIGS companies worldwide and has begun to penetrate CIGS customers with our deposition system solutions. We are increasing our research and development spending in CIGS technology since we believe it offers a significant growth opportunity over the next several years.

        Our LED & Solar segment now represents our largest segment.

        Data Storage Business Overview and Trends:    Worldwide storage demand continues to increase, driven by proliferation of laptop and netbook PC's, intelligent internet storage, e-mail, external storage devices, and new consumer applications (e.g. digital video recorders) now reaching higher volume. While much has been written about the competition hard disk drives ("HDDs") face from flash memory, we believe that HDDs will continue to provide the best value for mass storage and will remain at the forefront of large capacity storage applications. In fact, the use of disk drives in many types of consumer applications has resulted in growth in the number of hard drive units shipped, which is expected to continue. According to data storage research firm TrendFocus's February 2010 report, consumer electronic applications of HDDs are forecasted to grow at a CAGR of 11.9% from 2010 to 2014.

        While technology change continues in data storage, the industry is going through a period of maturation, including vertical integration and consolidation, which has led to decreased capital investment. As a result of this consolidation and evolving customer landscape, we have taken actions to right-size our data storage businesses and product lines. We refocused our research and development efforts, discontinued several product lines, and in 2009 completed the consolidation of several manufacturing facilities. We continue to invest in research and development for next generation products for the data storage industry, and believe we are well-aligned to customer's technology requirements and demand for lower cost of ownership tools.

        Metrology Business Overview and Industry Trends:    Our Metrology segment sells its products to a broad range of industry and research customers. This business has often tracked to the growth of the economy and Gross Domestic Product, as instruments are used in a wide range of industrial applications. A meaningful trend in the research industry is an increased requirement for instrumentation capable of measuring materials and their associated properties at the nanoscale. The ability to design and control material structures from the atomic to the micron scale is fundamentally important to the creation of new materials and structures which have potential to reduce emissions, increase manufacturing yields and contribute to a longer and improved quality of life. Nanoscience continues to receive significant funding from the U.S. and other governments as well as from industry.

        During the last two years we have refocused our Metrology business with new products that expand functionality and performance, which we believe has lead to market share expansion. Specifically, our Dimension® Icon®, Bioscope® Catalyst® and recently released MulitMode® 8 with ScanAsystTM AFMs are facilitating enhanced research in such areas as security, energy and biotechnology. We also believe that long-term growth opportunities exist in precision manufacturing segments such as medical device manufacturing, automotive, aerospace, clean energy (HB LED and Solar), and microelectronics. Our recently released large sample White-Light Interferometer, the NPFLEXTM and the NT9080TM small sample 3D microscope address the needs of these industries as they transition from traditional 2D metrology to a more comprehensive and enhanced 3D paradigm.

        Metrology is also a key enabling technology in high tech manufacturing industries such as semiconductor and data storage. We have placed more than 450 fully automated AFM systems into these industries. These completely automated systems are used in-line by manufacturers of semiconductor chips and data storage TFMHs in their fabrication facilities. We believe that we are positioned to meet AFM metrology requirements of these industries as they emerge from a contraction cycle and enter a potential growth cycle.

Our Products

        We have three business segments, LED & Solar Process Equipment, Data Storage Process Equipment, and Metrology. Net sales for these business segments is shown below for the years indicated:

	Year ended December 31,
	2009	2008	2007
	(Dollars in millions)
LED & Solar Process Equipment	$205.1	$165.8	$115.9
% of net sales	54.0%	37.4%	28.8%
Data Storage Process Equipment	$77.3	$149.1	$136.1
% of net sales	20.3%	33.7%	33.8%
Metrology	$97.7	$127.9	$150.5
% of net sales	25.7%	28.9%	37.4%
Total net sales	$380.1	$442.8	$402.5

        See Note 10 to our Consolidated Financial Statements for additional information regarding our reportable segments and sales by geographic location.

LED & Solar Process Equipment

        Metal Organic Chemical Vapor Deposition Systems:    We are one of the world's leading suppliers of MOCVD technology. MOCVD production systems are used to make GaN-based devices, (green and blue HB LEDs) and As/P-based devices (red, orange, and yellow HB LEDs), which are used today in television and laptop backlighting, general illumination, large area signage and specialty illumination. Our As/P MOCVD Systems also are used to make high-efficiency concentrator solar cells.

        Molecular Beam Epitaxy Systems:    MBE is the process of precisely depositing epitaxially aligned atomically thin crystal layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. For many compound semiconductors, MBE is the critical first step of the fabrication process, ultimately determining device functionality and performance. We provide a broad array of MBE components and systems for research and production applications and, in 2007, introduced a new line of thermal evaporation sources for the solar industry.

        Web and Glass Coaters for Flexible Solar Cells:    In the second quarter of 2008 we purchased Mill Lane Engineering, a manufacturer of web deposition equipment used to make CIGS solar cells. We have since expanded our product line to include "best of breed" solutions that perform 75% of the CIGS deposition steps on both flexible and rigid (glass) substrates. We believe that our FastFlex™ and FastLine™ systems offer high throughput and excellent performance for flexible thin film solar cell production, contributing to a lower cost of ownership for our customers.

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

        Ion Beam Etch ("IBE") Systems:    Our NEXUS IBE systems, which etch precise, complex features for use primarily by data storage and telecommunications device manufacturers in the fabrication of discrete and integrated microelectronic devices.

        Physical Vapor Deposition ("PVD") Systems:    Our NEXUS PVD systems offer manufacturers a highly flexible deposition platform for developing next-generation data storage applications.

        Diamond-Like Carbon ("DLC") Deposition Systems:    Our DLC deposition systems deposit protective coatings on advanced TFMHs.

        Chemical Vapor Deposition ("CVD") Systems:    Our NEXUS CVD systems, introduced to the market in 2008, deposit conformal films for advanced TFMH applications.

        Precision Lapping, Slicing, and Dicing Systems:    Our Optium® products generally are used in "back-end" applications in a data storage fab where TFMHs or "sliders" are fabricated. This equipment includes lapping tools, which enable precise material removal within three nanometers, which is necessary for next generation TFMHs. We also manufacture instruments that slice and dice wafers into rowbars and TFMHs.

Metrology

        Our metrology product line includes atomic force/scanning probe microscopes, optical metrology tools, and stylus profilers for a wide range of applications in research and industry.

        Atomic Force/Scanning Probe Microscopes:    We have the world's most comprehensive product portfolio of research AFMs and SPMs, used in leading edge nano-scale materials research, in HB LED, solar, biological and nanotechnology applications. Our NanoScope® and Dimension products lead the industry and are synonymous with leading-edge performance and are widely used by leading universities and corporate research centers worldwide. Building upon our long-standing leadership position in AFM technology we continue to develop new products for production and research applications. We also produce a broad range of automated AFM/SPM products designed for data storage, semiconductor and research and other industrial applications.

        The atomic force microscope investigates the sample surface directly using a probe consisting of a very sharp tip, or probe, mounted on a microscopic spring arm (a cantilever). The interaction of the probe with the surface is detected by measuring deflections of the cantilever with an optical beam system. AFMs make these measurements on almost any surface; in air, vacuum or under fluids; and with minimal sample preparation.

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

        Optical Metrology Products:    Substantially all of our optical metrology instruments are designed to make non-contact surface measurements using either interferometry or a spinning disc confocal architecture. These processes involve the use of either white light or laser sources to measure surface roughness and shape. Our White-Light Interometers create interference patterns from the optical path difference between the test surface and a reference surface. Using a combination of phase shifting interferometry and vertical scanning interferometry, these instruments are designed to rapidly and precisely measure and characterize a range of surface sizes and shapes. Our series of confocal microscopes employ a spinning disc design which facilitates faster image acquisition, a limitation of traditional laser-based scanning confocal microscopes. Veeco's microscopes can address a wide gamut of applications from angstrom to micron features.

Service and Sales

        We sell our products and services worldwide through various strategically located sales and service facilities in the U.S., Europe, Asia Pacific, and Japan, and we believe that our customer service organization is a significant factor in our success. We provide service and support on a warranty, service contract or an individual service-call basis. We offer enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services, and a 24-hour hotline service for certain products. We believe that offering timely support creates stronger relationships with customers and provides us with a significant competitive advantage. Revenues from the sale of parts, service, and support represented approximately 16%, 19%, and 21% of our net sales for the years ended December 31, 2009, 2008, and 2007, respectively. Parts sales represented approximately 11%, 14%, and 17% of our net sales for those periods, respectively, and service and support sales were 5%, 5%, and 4%, respectively.

Customers

        We sell our products to many of the world's major HB LED, solar, data storage and semiconductor manufacturers, and to customers in other industries, research centers, and universities. We rely on certain principal customers for a significant portion of our sales. Sales to LG Electronics, Inc. accounted more than 10% of Veeco's total net sales in 2009 and sales to Seagate Technology, Inc. accounted for 10% or more of Veeco's total net sales in 2008 and 2007. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business, prospects, financial condition, and operating results could be materially and adversely affected.

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

        Our research and development expenses were approximately $57.4 million, $60.4 million, and $61.2 million, or approximately 15.1%, 13.6%, and 15.2% of net sales for the years ended December 31, 2009, 2008, and 2007, respectively. These expenses consisted primarily of salaries, project material, and other product development and enhancement costs.

Suppliers

        We currently outsource, and plan to increase the outsourcing of, certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, data storage process equipment systems, solar deposition systems, ion sources and certain components in our metrology products. We primarily rely on several suppliers for the manufacturing of these systems. We plan to maintain internal manufacturing capability for these systems at least until such time as we have qualified one or more alternate suppliers to perform this manufacturing. The failure of our present suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows, and relationships with our customers.

        In addition, certain of the components and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers. Our inability to develop alternative sources, if necessary, could result in a prolonged interruption in supply or a significant increase in the price of one or more components, which could adversely affect our operating results.

Product Development and Marketing

        Our principal activities, which consist of product development, integration, test operations and assembly, are organized by product and take place at our facilities in Plainview and Clifton Park, New York; Santa Barbara and Camarillo, California; Tucson, Arizona; Ft. Collins, Colorado; Somerset, New Jersey; St. Paul, Minnesota; and Lowell, Massachusetts.

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

Backlog

        Our backlog increased to $402.0 million at December 31, 2009 from $147.2 million at December 31, 2008. During the year ended December 31, 2009, we experienced net backlog adjustments of approximately $4.5 million, consisting of $3.8 million for order cancellations and $0.7 million of adjustments related to foreign currency translation.

        Our backlog consists of product orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months, and an appropriate deposit, where required.

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

        We compete with process equipment manufacturers such as Aixtron, Anelva, Applied Materials, Centrotherm, Nippon Sanso, Oerlikon, and Riber. We compete with metrology product manufacturers such as Agilent, Hitachi, KLA-Tencor, Seiko, Zygo and a variety of small manufacturers.

Intellectual Property

        Our success depends in part on our proprietary technology. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, there can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently.

        We have patents and exclusive and non-exclusive licenses to patents owned by others covering certain of our products, which we believe provide us with a competitive advantage. We have a policy of seeking patents on inventions concerning new products and improvements as part of our ongoing research, development, and manufacturing activities. We believe that there is no single patent or exclusive or non-exclusive license to patents owned by others that is critical to our operations, as the success of our business depends primarily on the technical expertise, innovation, customer satisfaction, and experience of our employees.

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

Employees

        At December 31, 2009, we had 1,005 employees, of which there were 221 in manufacturing and testing, 146 in sales and marketing, 152 in service, 42 in product support, 302 in engineering, research, and development, and 142 in information technology, general administration and finance. The success of our future operations depends in large part on our ability to recruit and retain engineers, technicians, and other highly-skilled professionals who are in considerable demand. We feel that we have adequate programs in place to attract, motivate, and retain our employees, and we plan to monitor industry practices to make sure that our compensation and employee benefits remain competitive. However, there can be no assurance that we will be successful in recruiting or retaining key personnel. We believe that our relations with our employees are good.

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

        To better align our costs with market conditions, increase the percentage of variable costs relative to total costs and to increase productivity and operational efficiency, we have outsourced certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, data storage process equipment systems, solar deposition systems, ion sources and certain components of our Metrology products. In addition, to supplement our current staffing and our planned hiring to meet the recent increase in MOCVD orders, we are planning to use technical staffing firms and contractors to assist with certain aspects of MOCVD system installation and testing at customer sites. We are relying heavily on our outsourcing partners to successfully execute the ramp in MOCVD system production, to fill the substantial increase in recent MOCVD orders. Dependence on contract manufacturing and outsourcing may adversely affect our ability to satisfy the recent strong demand for our MOCVD equipment and to bring other new products to market. If our outsourcing partners do not perform successfully, our results of operations may be adversely affected and we could suffer damage to our reputation. Although we attempt to select reputable providers, it is possible that one or more of these providers could fail to perform as we expect. In addition, the expanded role of third party providers has required and will continue to require us to implement changes to our existing operations and adopt new procedures and processes for retaining and managing these providers in order to realize operational efficiencies, assure quality, and protect our intellectual property. If we do not timely and effectively develop and implement our outsourcing strategy or if third party providers do not perform as anticipated, we may not realize the benefits of the recent increase in MOCVD order volume or gross margin or productivity improvements and we may experience operational difficulties, increased costs, manufacturing and/or installation interruptions or delays, inefficiencies in the structure and/or operation of our supply chain, loss of intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect our business, financial condition and results of operations.

Manufacturing interruptions or delays could affect our ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory and\or liabilities to our suppliers for products no longer needed.

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

        In addition, our need to rapidly increase our business and manufacturing capacity to meet unanticipated increases in demand may be limited by working capital constraints of our suppliers and may exacerbate any interruptions in our manufacturing operations and supply chain and the associated effect on our working capital. Moreover, if actual demand for our products is different than expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. The volatility of demand for capital equipment increases capital, technical and other risks for companies in the supply chain. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of suppliers.

        We currently outsource, and plan to increase the outsourcing of, certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, data storage process equipment systems, solar deposition systems, ion sources and certain components in our metrology products. We primarily rely on several suppliers for the manufacturing of these systems. We plan to maintain internal manufacturing capability for these systems at least until such time as we have qualified one or more alternate suppliers to perform this manufacturing. The failure of our present suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows, and relationships with our customers.

        In addition, certain of the components and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers. Our inability to develop alternative sources, if necessary, could result in a prolonged interruption in supply or a significant increase in the price of one or more components, which could adversely affect our operating results.

Our backlog is subject to customer cancellation or modification and such cancellation could result in decreased sales and increased provisions for excess and obsolete inventory and/or liabilities to our suppliers for products no longer needed.

        Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. Often, we have incurred expenses prior to such cancellation without adequate monetary compensation. During the year ended December 31, 2009, we experienced net backlog adjustments of approximately $4.5 million, consisting of $3.8 million for order cancellations, and $0.7 million of adjustments related to foreign currency translation. With our current high backlog, a downturn in one or more of our served markets could result in a significant increase in cancellations and/or reschedulings.

        We record a provision for excess and obsolete inventory based on historical and future usage trends and other factors including the consideration of the amount of backlog we have on hand at any particular point in time. If our backlog is canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we will be required to recognize such costs in our financial statements at the time of such determination. In addition, we place orders with our suppliers based on our customers' orders to us. If our customers cancel their orders with us, we may not be able to cancel our orders with our suppliers and may be required to take a charge for these cancelled commitments to our suppliers. Any such charges could be material to our results of operations and financial condition.

Our sales to HB LED and data storage manufacturers are highly dependent on these manufacturers' sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations.

        The demand for HB LEDs and hard disk drives is highly dependent on sales of consumer electronics, such as flat-panel televisions and computer monitors, computers, digital video recorders, camcorders, MP3\4 players and cell phones. Our sales to HB LED manufacturers are also highly dependent on end market adoption of LED technology into general illumination applications. Manufactures of HB LEDs and hard disk drives are among our largest customers and have accounted for a substantial portion of our revenues for the past several years. Factors that could influence the levels of spending on consumer electronic products include consumer confidence, access to credit, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on the demand for our customers' products and, in turn, on our customers' demand for our products and services and on our financial condition and results of operations. Furthermore, if manufacturers of HB LEDs have overestimated their potential market share growth, we may experience cancellations of orders in backlog, postponement of customer deliveries, obsolete inventory and/or liabilities to our suppliers for products no longer needed.

        In addition, the demand for some of our customers' products can be even more volatile and unpredictable due to the possibility of competing technologies, such as flash memory as an alternative to hard disk drives. Should flash memory become cost competitive it may result in a rapid shift in demand from the hard disk drives made by our customers to alternative storage technologies. Unpredictable fluctuations in demand for our customers' products or rapid shifts in demand from our customers' products to alternative technologies could materially adversely impact our future results of operations.

Negative worldwide economic conditions could result in a decrease in our net sales and an increase in our operating costs, which could adversely affect our business and operating results.

        Revenue in our Data Storage and Metrology segments decreased 48% and 24%, respectively, from 2008 to 2009, and revenue in our LED & Solar Process Equipment segment decreased 30% from the first half of the 2008 compared to the first half of 2009, due in part to the recent worldwide economic downturn. If the downturn continues or worsens, many of our customers may delay or further reduce their purchases of our products and services. If negative conditions in the global credit markets prevent our customers' access to credit, product orders in these channels may decrease which could result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, postponement of customer deliveries, or pricing pressure as a result of this prolonged slowdown.

        In addition, current negative worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in obsolete inventory and/or liabilities to our suppliers for products no longer needed.

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

We are exposed to the risks of operating a global business, including the need to obtain export licenses for certain of our shipments.

        Approximately 77% of our 2009 net sales and 63% of our 2008 net sales were generated from sales outside of the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing, portion of our sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

  •
  difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriation of earnings,

  •
  regional economic downturns, varying foreign government support, and unstable political environments,

  •
  longer sales cycles and difficulty in collecting accounts receivable,

  •
  multiple, conflicting, and changing governmental laws and regulations, including import/export controls and other trade barriers, and

  •
  different customs and ways of doing business.

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

        Furthermore, products which are either manufactured in the United States or based on U.S. technology are subject to the United States Export Administration Regulations ("EAR") when exported to and re-exported from international jurisdictions, in addition to the local jurisdiction's export regulations applicable to individual shipments. Currently, our MOCVD deposition systems and certain of our other products are controlled for export under the EAR. Licenses or proper license exceptions may be required for the shipment of our products to certain countries. For example, shipment of our MOCVD systems to China and certain other countries generally requires a U.S. export license. Obtaining an export license requires cooperation from the customer and can add time to the order fulfillment process. While we have generally been very successful in obtaining export licenses in a timely manner, there can be no assurance that this will continue or that an export license can be obtained in each instance where it is required. If an export license is required but cannot be obtained, then we will not be permitted to export the product to the customer. The administrative processing, potential delay and risk of ultimately not obtaining an export license pose a particular disadvantage to us relative to our non-U.S. competitors who are not required to comply with U.S. export controls. Non-compliance with the EAR or other applicable export regulations could result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that any export regulatory body determines that any of our shipments violate applicable export regulations, we could be fined significant sums and/or our export capabilities could be restricted, which could have a material adverse impact on our business.

We are exposed to risks associated with our entrance into the emerging solar industry.

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

  •
  new and/or different competitors with potentially more financial or other resources and industry experience; and

  •
  third parties' intellectual property rights and our ability to secure necessary intellectual property rights with respect to our emerging technologies.

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

We operate in industries characterized by rapid technological change.

        The HB LED, solar, data storage, semiconductor, and scientific research and industrial industries are subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products in selecting which development programs to fund and pursue. Our financial results for 2010 and in the future will depend to a great extent on the successful introduction of several new products, many of which require achieving increasingly stringent technical specifications. We cannot be certain that we will be successful in selecting, developing, manufacturing, and marketing new products or new technologies or in enhancing existing products.

We face significant competition.

        We face significant competition throughout the world in each of our reportable segments, which may increase as certain markets in which we operate continue to expand. Many of our competitors have greater financial, engineering, manufacturing, and marketing resources than us. In addition, we face competition from smaller emerging equipment companies whose strategy is to provide a portion of the products and services we offer, using innovative technology to sell products into specialized markets. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins. Our failure to compete successfully with these other companies would seriously harm our business.

We depend on a limited number of customers that operate in highly concentrated industries.

        Our customer base is and has been highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Based on net sales, our five largest customers accounted for 39%, 33%, and 34% of our total net sales in 2009, 2008, and 2007, respectively.

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

        Our business depends in large part upon the capital expenditures of manufacturers in the HB LED, solar, data storage, and semiconductor markets, as well as customers in the scientific research and industrial market. We are subject to the business cycles of these industries, the timing, length, and volatility of which are difficult to predict. These industries have historically been highly cyclical, have experienced significant economic downturns in the last decade and have suffered significant adverse consequences in the current economic downturn. As a capital equipment provider, our revenues depend in large part on the spending patterns of these customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a proportion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls may be limited. A downturn in one or more of these industries could have a material adverse effect on our business, financial condition, and operating results. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and attract, hire, assimilate, and retain a sufficient number of qualified people. We cannot give assurances that our net sales and operating results will not be adversely affected if our customers experience economic downturns or slowdowns in their businesses.

Our sales cycle is long and unpredictable.

        Historically, we have experienced long and unpredictable sales cycles (the period between our initial contact with a potential customer and the time when we recognize revenue from that customer). Our sales cycle can range up to twelve months. The timing of an order often depends on the capital expenditure budget cycle of our customers, which is completely out of our control. In addition, the time it takes us to build a product to customer specifications (the "build cycle") typically ranges from one to six months, followed in certain cases by a period of customer acceptance during which the customer evaluates the performance of the system and may potentially reject the system. With the uncertainty and limited visibility related to the recent economic downturn, many customers are reluctant to place orders for delivery in the future. Moreover, as a result of the build cycle and evaluation periods, the period between a customer's initial purchase decision and revenue recognition on an order often varies widely, and variations in length of this period can cause further fluctuations in our operating results. As a result of our lengthy sales cycle, we may incur significant research and development expenses and selling and general and administrative expenses before we generate the related revenues for these products. We may never generate the anticipated revenues if a customer cancels or changes plans. Variations in the length of our sales cycle could also cause our net sales and, therefore, our cash flow and net income to fluctuate widely from period to period.

Our inability to attract, retain, and motivate key employees could have a material adverse effect on our business.

        Our success depends upon our ability to attract, retain, and motivate key employees, including those in executive, managerial, engineering and marketing positions, as well as highly skilled and qualified technical personnel and personnel to implement and monitor our financial and managerial controls and reporting systems. Attracting, retaining, and motivating such qualified personnel may be difficult due to challenging industry conditions, competition for such personnel by other technology companies, consolidations and relocations of operations and workforce reductions. Our inability to attract, retain, and motivate key personnel could have a material adverse effect on our business, financial condition or operating results.

The price of our common shares may be volatile and could decline significantly.

        The stock market in general and the market for technology stocks in particular, has experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and shareholders could lose all or a substantial part of their investment. As an example of our volatility, during 2009 our stock traded from a low of $3.22 to a high of $34.84 per share. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

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

  •
  changes in recommendations and/or financial estimates by investment research analysts;

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

        Our success depends in part upon the protection of our intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We own various United States and international patents and have additional pending patent applications relating to certain of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage. In addition, our intellectual property rights may be circumvented, invalidated or rendered obsolete by the rapid pace of technological change. Policing unauthorized use of our products and technologies is difficult and time consuming. Furthermore, the laws of other countries may less effectively protect our proprietary rights than U.S. laws. Our outsourcing strategy requires that we share certain portions of our technology with our outsourcing partners, which poses additional risks of infringement and trade secret misappropriation. Infringement of our rights by a third party could result in uncompensated lost market and revenue opportunities. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws. Further, we cannot be certain that the laws and policies of any country, including the United States, with respect to intellectual property enforcement or licensing will not be changed in a way detrimental to the sale or use of our products or technology.

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

        We have considered numerous acquisition opportunities and completed several significant acquisitions in the past. We may consider acquisitions of, or investments in, other businesses in the future. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including:

  •
  difficulties and increased costs in integrating the personnel, operations, technologies and products of acquired companies;

  •
  diversion of management's attention while evaluating, pursuing, and integrating the business to be acquired;

  •
  potential loss of key employees of acquired companies, especially if a relocation or change in responsibilities is involved;

  •
  difficulties in managing geographically dispersed operations in a cost-effective manner;

  •
  lack of synergy or inability to realize expected synergies;

  •
  increased amortization expense relating to intangible assets; and

  •
  the potential impairment and write-down of amounts capitalized as intangible assets and goodwill as part of the acquisition, as a result of technological advancements or worse-than-expected performance by the acquired company.

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

        In 2008 we recorded an asset impairment charge of $73.0 million consisting of $52.3 million related to goodwill, $5.0 million of indefinite-lived intangible assets, $14.6 million related to definite-lived intangible assets and $1.1 million in property, plant and equipment. At December 31, 2009, we had $59.4 million of goodwill and $89.5 million of intangible and long-lived assets. As part of our long-term strategy, we may pursue future acquisitions of other companies or assets which could potentially increase our goodwill and intangible and long-lived assets. Adverse changes in business conditions could materially impact our estimates of future operations and result in additional impairment charges to these assets. If our goodwill or intangible and long-lived assets were to become further impaired, our results of operations could be materially and adversely affected.

Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results.

        Changes in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results. For example, under new guidance for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), we recorded additional non-cash interest expense in each reporting period during which our subordinated convertible notes were outstanding. The adoption of this new guidance did have a material effect on our consolidated financial position, results of operations, and earnings per share. This additional interest expense will not require the use of cash. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies" below. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. New rules, changes to existing rules, if any, or the questioning of current practices may adversely affect our reported financial results or change the way we conduct our business.

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. Ongoing compliance with this requirement is complex, costly and time-consuming. Although our assessment, testing, and evaluation resulted in our conclusion that, as of December 31, 2009, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, or if our management does not timely assess the adequacy of such internal controls, we could be subject to regulatory sanctions, the public's perception of our Company may decline, and our financial results or the market price of our shares could be adversely affected.

We are subject to risks of non-compliance with environmental, health and safety regulations.

        We are subject to environmental, health and safety regulations in connection with our business operations, including but not limited to regulations related to the development, manufacture, and use of our products. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacture, or use of certain of our products, each of which could have a material adverse effect on our business, financial condition, and results of operations.

We have significant operations in California and other locations which could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

        Our Metrology segment designs and manufactures our atomic force microscopes and other products in Camarillo and Santa Barbara, California. Our operations in these and other locations, as well as those of our customers in the U.S., the Asia-Pacific region and other areas, could be subject to natural disasters or other significant disruptions, including earthquakes, fires, hurricanes, floods, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, revenue and financial condition.

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

        We have adopted, and may in the future adopt, certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of our Company that a holder of our common stock might not consider in its best interest. These measures include:

  •
  "blank check" preferred stock;

  •
  classified board of directors;

  •
  shareholder rights plan or "poison pill;" and

  •
  certain certificate of incorporation and bylaws provisions.

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

        We have adopted certain certificate of incorporation and bylaws provisions which may have anti-takeover effects. These include: (a) requiring certain actions to be taken at a meeting of shareholders rather than by written consent, (b) requiring a super-majority of shareholders to approve certain amendments to our bylaws, (c) limiting the maximum number of directors, and (d) providing that directors may be removed only for "cause." These measures and those described above may have the effect of delaying, deferring or preventing a takeover or other change in control of Veeco that a holder of our common stock might consider in its best interest.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and our principal product development and marketing, manufacturing, research and development, and sales and service facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Plainview, NY	80,000	No	Data Storage and LED & Solar Process Equipment and Corporate Headquarters
Santa Barbara, CA	100,000	No	Metrology and Data Storage Process Equipment
Somerset, NJ	80,000	No	LED & Solar Process Equipment
St. Paul, MN(1)	125,000	Yes	LED & Solar Process Equipment
Tucson, AZ(2)	110,000	No	Metrology

Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Camarillo, CA(3)	26,000	2012	Held for sublease
Camarillo, CA	19,000	2010	Metrology
Clifton Park, NY	18,000	2014	LED & Solar Process Equipment
Clifton Park, NY	8,000	2011	LED & Solar Process Equipment
Fort Collins, CO	26,000	2011	Data Storage Process Equipment
Fremont, CA	14,000	2010	Sales and Service
Lowell, MA	28,000	2010	LED & Solar Process Equipment
Woodbury, NY(4)	32,000	2011	Held for sublease

(1)
Our LED & Solar Process Equipment segment utilizes approximately 95,000 square feet of this facility. The balance is available for expansion.

(2)
Our Metrology segment utilizes approximately 75,000 square feet of this facility. The balance is available for expansion.

(3)
We vacated this facility during the second quarter of 2009 in conjunction with the outsourcing of manufacturing for certain Data Storage Process Equipment product lines. We are marketing this space for sublease.

(4)
We vacated our former Woodbury headquarters during the first quarter of 2008 and consolidated our operations into our Plainview, New York manufacturing facility. We are marketing this office space for sublease.

        The St. Paul, Minnesota facility is subject to a mortgage, which at December 31, 2009, had an outstanding balance of $3.1 million. We also lease small offices in Chadds Ford, Pennsylvania and Edina, Minnesota for sales and service. Our foreign subsidiaries lease space for use as sales and service centers in England, France, Germany, Netherlands, Japan, Korea, Malaysia, Singapore, Thailand, China and Taiwan. We believe our facilities are adequate to meet our current needs.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our common stock is quoted on The NASDAQ National Market under the symbol "VECO." The 2009 and 2008 high and low closing bid prices by quarter are as follows:

	2009		2008
	High	Low	High	Low
First Quarter	$7.16	$3.96	$17.96	$12.39
Second Quarter	12.99	6.19	19.71	16.63
Third Quarter	23.49	11.36	18.11	14.42
Fourth Quarter	34.35	21.90	14.81	3.83

        On February 22, 2010, the closing bid price for our common stock on the NASDAQ National Market was $37.28 and we had 372 shareholders of record.

        In December 2001 and January 2002, we issued $220.0 million of 4.125% convertible subordinated notes (the "Old Notes") in a private placement. During the first quarter of 2006, we repurchased $20.0 million of these notes, reducing the amount outstanding from $220.0 million to $200.0 million. During the first quarter of 2007, we repurchased an additional $56.0 million of these notes, reducing the amount outstanding from $200.0 million to $144.0 million. During the second quarter of 2007, we issued new convertible subordinated notes (the "New Notes") pursuant to privately negotiated exchange agreements with certain holders of the Old Notes to exchange $118.8 million aggregate principal amount of the Old Notes for approximately $117.8 million aggregate principal amount of New Notes. Following the exchange transactions, approximately $25.2 million of Old Notes remained outstanding. The remaining Old Notes were convertible, at the option of the holder, at any time on or prior to maturity into shares of common stock at a conversion price of $38.51 per share. We repaid the outstanding principal amount of the remaining $25.2 million of Old Notes outstanding. The New Notes bear interest at 4.125% per annum and mature on April 15, 2012. These notes are convertible, at the option of the holder, at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier, upon the occurrence of certain events, including our common stock trading at prices 130% of the conversion price for a specified period. Such notes are convertible at a price of $27.23 per share. We pay interest on these notes on April 15 and October 15 of each year.

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

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Veeco Instruments Inc., The S&P Smallcap 600 Index,
The PHLX Semiconductor Index And A Peer Group

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ASSUMES $100 INVESTED ON DEC. 31, 2004
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31

	Cumulative Total Return as of December 31,
	2004	2005	2006	2007	2008	2009
Veeco Instruments Inc.	100.0	82.25	88.89	79.26	30.09	156.81
S&P Smallcap 600	100.0	107.68	123.96	123.59	85.19	106.97
PHLX Semiconductor	100.0	115.78	106.63	115.13	64.57	102.97
Peer Group	100.0	95.99	126.92	130.61	57.92	113.95

        Information is presented assuming $100 invested on December 31, 2004 and the reinvestment of dividends, if any. The Peer Group Index consists of the following companies: ASM International N.V., Axcelis Technologies Inc., FEI Company, FSI International Inc., Mattson Technology Inc., Rudolph Technologies Inc., Semitool Inc., Varian Semiconductor Equipment Associates Inc. and Zygo Corp.

Item 6.    Selected Consolidated Financial Data

        The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Years ended December 31,
	2009(1)	2008(2)	2007(3)	2006(4)	2005(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$380,149	$442,809	$402,475	$441,034	$410,190
Operating (loss) income	(7,435)	(70,558)	(12,061)	22,456	11,066
Net (loss) income attributable to Veeco	(15,567)	(75,191)	(19,210)	14,917	(897)
Net (loss) income per common share attributable to Veeco:
Basic	$(0.48)	$(2.40)	$(0.62)	$0.49	$(0.03)
Diluted	$(0.48)	$(2.40)	$(0.62)	$0.48	$(0.03)
Weighted average shares outstanding:
Basic	32,628	31,347	31,020	30,492	29,921
Diluted	32,628	31,347	31,020	31,059	29,921

	Years ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$148,589	$103,799	$117,083	$147,046	$124,499
Short-term investments	135,000	—	—	—	—
Working capital	317,317	168,528	174,516	248,060	229,650
Goodwill	59,422	59,160	100,898	100,898	99,622
Total assets	605,372	429,541	529,334	589,600	567,860
Long-term debt (including current installments)	101,176	98,526	132,118	209,204	229,580
Total equity	359,059	225,810	289,158	283,393	248,587

(1)
Operating loss and net loss attributable to Veeco include restructuring expenses of $7.7 million, as well as an asset impairment charge of $0.3 million for property, plant and equipment no longer being utilized in our Data Storage Process Equipment segment and a $1.5 million inventory write-off associated with data storage legacy products.

(2)
Operating loss and net loss attributable to Veeco include a $73.3 million asset impairment charge of which $52.3 million was related to goodwill and $21.0 million was related to other long-lived assets, a restructuring charge of $10.6 million consisting of lease-related commitments, the mutually agreed-upon termination of the employment agreement with our former CEO and personnel severance costs, an inventory write-off of $2.9 million included in cost of sales and $1.5 million in cost of sales related to the required purchase accounting adjustment to write up inventory to fair value in connection with the purchase of Mill Lane Engineering. Net loss attributable to Veeco also reflects a net gain from the early extinguishment of debt in the amount of $3.8 million.

(3)
Operating loss and net loss attributable to Veeco include restructuring expenses of $6.7 million, as well as charges of $1.1 million and $4.8 million associated with the write-off of property and equipment and inventory, respectively, related to product lines discontinued as part of management's cost reduction plan. Net loss attributable to Veeco also reflects a net gain from the early extinguishment of debt in the amount of $0.7 million.

(4)
Operating income and net income attributable to Veeco are net of a write-off of $1.2 million of in-process research and development projects related to the Fluens acquisition. Net income attributable to Veeco also reflects a net gain from the early extinguishment of debt in the amount of $0.3 million.

(5)
Operating income and net loss attributable to Veeco include restructuring expenses of $1.2 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We design, manufacture, market and service enabling solutions for customers in the HB LED, solar, data storage, scientific research, semiconductor, and industrial markets. We have leading technology positions in our three segments: LED & Solar Process Equipment, Data Storage Process Equipment, and Metrology.

        In our LED & Solar segment, we design and manufacture MOCVD systems, MBE systems and sources, and other types of deposition systems such as web and glass coaters, which we sell to manufacturers of HB LEDs and solar panels, as well as to scientific research customers.

        In our Data Storage segment, we design and manufacture ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and dicing and slicing systems primarily used to create TFMHs that read and write data on hard disk drives.

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

        We currently maintain facilities in Arizona, California, Colorado, Massachusetts, Minnesota, New Jersey and New York, with sales and service locations in Minnesota, Pennsylvania, France, England, Germany, Netherlands, Japan, Singapore, China, Taiwan, Korea, Malaysia, Philippines and Thailand.

        During 2009, we continued our multi-quarter plan to improve profitability and reduce and contain spending. We made progress against the initiatives that management set, continued our restructuring plan and executed activities with a focus on creating a more variable, cost-effective organization. These activities included downsizing and consolidating some locations, reducing our workforce, consultants and discretionary expenses and realigning our sales organization and engineering groups. In conjunction with these activities, we recognized a restructuring charge of approximately $7.7 million, an inventory write-off of $1.5 million related to legacy semiconductor products, included in cost of sales in our Consolidated Statement of Operations and an asset impairment charge of $0.3 million.

Summary of Results for 2009

        Despite the extremely challenging market environment during the first half of 2009, for the full year we reported a lower net loss, a positive impact from our cost containment initiatives, and a significantly improved balance sheet as a result of the cash flow from operations and the sale of our common stock in November. We made progress to refocus the business and drive R&D investments to higher-growth end market opportunities.

  •
  Revenue decreased $62.7 million, or 14%, to $380.1 million in 2009 from $442.8 million in 2008. We experienced a 24% revenue increase in our LED & Solar business and declines of 48% and 24% in our Data Storage and Metrology businesses, respectively;

  •
  Orders were $639.5 million in 2009 compared to $424.4 million in 2008;

  •
  Our gross margin remained consistent at 40% for 2009 and 2008. While gross margins were up in LED & Solar from 38.5% in 2008 to 40.7% in 2009, they were down in both Metrology and Data Storage 41.0% and 40.5% in 2008 to 40.5% and 37.0% in 2009, respectively, due primarily to the significant decline in sales volume;

  •
  Our selling, general and administrative expenses decreased by $7.4 million, or 8.0% from the prior year. Selling general and administrative expenses were 22.5% of net sales in 2009, compared with 21.0% of net sales in the prior year;

  •
  Our research and development expenses decreased $2.9 million from the prior year. As a percentage of net sales, research and development expense increased to 15.1% from 13.6% in the prior year;

  •
  Net loss attributable to Veeco for 2009 was ($15.6) million compared to a net loss attributable to Veeco of ($75.2) million in 2008. Our 2008 results include the impact of $88.3 million in asset impairment, restructuring and other charges partially offset by a net gain from the early extinguishment of debt in the amount of $3.8 million;

  •
  Net loss attributable to Veeco per share was ($0.48) compared to ($2.40) in 2008; and

  •
  We generated net cash of $44.8 million during 2009, principally due to the issuance of $130.1 million of common stock and stock option exercises of $12.6 million and cash provided by operations of $57.8 million, partially offset by cash used in investing activities of $154.8 million.

Business Highlights of 2009

        Starting with very difficult business conditions, 2009 ended with record fourth quarter results for Veeco in terms of revenue performance. Some of our successes included improving product development, maximizing manufacturing efficiencies and supply chain management, and strengthening our sales channel. Some other key accomplishments during 2009 included:

  •
  Veeco increased growth and profitability in our LED & Solar segment, which is also referred to as our "green" equipment business. In LED we penetrated new customers, increased R&D investment, launched a next-generation MOCVD system, and ramped our manufacturing capacity utilizing a scalable, outsourced model. In Solar we launched two new CIGS product platforms for web and glass and won new customers in Asia.

  •
  We successfully restructured our Data Storage business including consolidation of overhead and locations, eliminating significant fixed overhead and dramatically reducing our labor costs. Veeco remains well-aligned with customers on key technology requirements.

  •
  Veeco launched five new AFM products or scanning modes and two new Optical Metrology products in 2009. Metrology's breakeven level was dramatically lowered through operational improvements, supply chain management and other initiatives.

Outlook

        With record backlog of $402 million at the end of December 2009, Veeco begins 2010 with strong momentum. Business patterns in LED remain strong in the first quarter to date, similar to what we experienced in the latter half of 2009, with multi-tool system orders being quoted across a large number of customers. Leading global LED manufacturers are showing strong interest in our newly introduced

K465i™ MOCVD system. We are increasing manufacturing capacity to satisfy customer demand, with a current plan to ramp capacity to 45 or more tools this quarter and approximately 70 by the second quarter and to 120 by the fourth quarter of 2010, if customer demand requires. We believe our Data Storage business, with its lower breakeven structure and backlog of $60 million ending 2009, is in excellent position starting 2010. We remain well aligned with our key customers and plan to introduce new technologies to continue to advance areal densities for thin film magnetic heads. In Metrology, we have a deep new product pipeline and the business returned to segment profitability in both Q3 and Q4 2009. We currently expect all three Veeco businesses to grow revenues and improve operating results in 2010.

        As we look toward the future, we believe that the HB LED industry is at the beginning of a multi-year MOCVD tool investment cycle as HB LEDs increase their penetration in laptop and TV backlighting, and gain momentum for general illumination. We are also seeing strong interest in our thermal deposition solutions for the manufacturing of CIGS solar cells, and believe that Veeco is well positioned to increase our business in this market. In addition, overall business conditions in our Data Storage and Metrology segments appear to be improving from the trough levels we experienced last year and in early 2009.

        Our outlook discussion above constitutes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our expectations regarding future results are subject to risks and uncertainties. Our actual results may differ materially from those anticipated.

        You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made.

Results of Operations

Years Ended December 31, 2009 and 2008

        The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between 2009 and 2008 (dollars in 000s):

	Year ended December 31,				Dollar and Percentage Change Year to Year
	2009		2008
Net sales	$380,149	100%	$442,809	100%	$(62,660)	(14.2)%
Cost of sales	228,587	60.1	266,215	60.1	(37,628)	(14.1)

Gross profit	151,562	39.9	176,594	39.9	(25,032)	(14.2)
Operating expenses:
Selling, general, and administrative expense	85,455	22.5	92,838	21.0	(7,383)	(8.0)
Research and development expense	57,430	15.1	60,353	13.6	(2,923)	(4.8)
Amortization expense	7,338	1.9	10,745	2.4	(3,407)	(31.7)
Restructuring expense	7,680	2.0	10,562	2.4	(2,882)	(27.3)
Asset impairment charge	304	0.1	73,322	16.6	(73,018)	(99.6)
Other expense (income), net	790	0.2	(668)	(0.2)	1,458	(218.3)

Total operating expenses	158,997	41.8	247,152	55.8	(88,155)	(35.7)

Operating loss	(7,435)	(2.0)	(70,558)	(15.9)	63,123	(89.5)
Interest expense	7,732	2.0	9,317	2.1	(1,585)	(17.0)
Interest income	(882)	(0.2)	(2,588)	(0.6)	1,706	(65.9)
Gain on extinguishment of debt	—	—	(3,758)	(0.8)	3,758	(100.0)

Loss before income taxes	(14,285)	(3.8)	(73,529)	(16.6)	59,244	(80.6)
Income tax provision	1,347	0.4	1,892	0.4	(545)	(28.8)

Net loss	(15,632)	(4.1)	(75,421)	(17.0)	59,789	(79.3)
Net loss attributable to noncontrolling interest	(65)	(0.0)	(230)	0.0	165	(71.7)

Net loss attributable to Veeco	$(15,567)	(4.1)%	$(75,191)	(17.0)%	$59,624	(79.3)%

Net Sales and Orders

        Net sales of $380.1 million for the year ended December 31, 2009, were down 14.2% compared to 2008. The following is an analysis of sales and orders by segment and by region (dollars in 000s):

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2009	2008	Year to Year		2009	2008	Year to Year		2009	2008
Segment Analysis
LED & Solar Process Equipment	$205,153	$165,812	$39,341	23.7%	$440,784	$160,162	$280,622	175.2%	2.15	0.97
Data Storage Process Equipment	77,259	149,123	(71,864)	(48.2)	97,497	138,653	(41,156)	(29.7)	1.26	0.93
Metrology	97,737	127,874	(30,137)	(23.6)	101,261	125,622	(24,361)	(19.4)	1.04	0.98

Total	$380,149	$442,809	$(62,660)	(14.2)%	$639,542	$424,437	$215,105	50.7%	1.68	0.96

Regional Analysis
Americas	$90,494	$165,926	$(75,432)	(45.5)%	$105,646	$145,082	$(39,436)	(27.2)%	1.17	0.87
Europe, Middle East and Africa ("EMEA")	78,042	94,142	(16,100)	(17.1)	78,374	86,518	(8,144)	(9.4)	1.00	0.92
Japan	19,640	38,453	(18,813)	(48.9)	34,262	31,593	2,669	8.4	1.74	0.82
Asia Pacific	191,973	144,288	47,685	33.0	421,260	161,244	260,016	161.3	2.19	1.12

Total	$380,149	$442,809	$(62,660)	(14.2)%	$639,542	$424,437	$215,105	50.7%	1.68	0.96

        By segment, LED & Solar Process Equipment sales increased 23.7% due to an increase in end user demand for HB LED backlighting applications and strong customer acceptance of Veeco's newest generation systems. Offsetting this increase, Data Storage Process Equipment and Metrology sales were down 48.2% and 23.6%, respectively, primarily as a result of a slowdown in capital spending by data storage customers and the continued slowdown in the semiconductor and research and industrial markets. LED & Solar Process Equipment sales represented 54.0% of total sales for the year ended December 31, 2009, up from 37.4% in the prior year period. Data Storage Process Equipment sales accounted for 20.3% of net sales, down from 33.7% in the prior year period. Metrology sales accounted for 25.7% of net sales for the year ended December 31, 2009, down from 28.9% in the prior year period. By region, net sales increased by 33.0% in the Asia Pacific, primarily due to MOCVD sales to HB LED customers, while sales in the Americas, Europe, Middle East and Africa ("EMEA") and Japan declined 45.5%, 17.1% and 48.9%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

        Orders in 2009 increased 50.7% compared to 2008, primarily attributable to a 175.2% increase in LED & Solar orders that were principally driven by HB LED manufacturers increasing production for television and laptop backlighting applications and demand for CIGS deposition systems and components. The 19.4% decrease in orders for Metrology products was due primarily to the slow down in the semiconductor and research and industrial markets. Data Storage Process Equipment orders declined 29.7% from the continued slow down in our customers capital spending.

        Our book-to-bill ratio for 2009, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.68 to 1 compared to 0.96 to 1 in 2008. Our backlog as of December 31, 2009 was $402.0 million, compared to $147.2 million as of December 31, 2008. During the year ended December 31, 2009, we experienced net backlog adjustments of approximately $4.5 million, consisting of $3.8 million for order cancellations, primarily in the first half of the year, and $0.7 million of adjustments related to foreign currency translation. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of December 31, 2009 we had deposits and advanced billings of $62.0 million.

Gross Profit

        Gross profit was 39.9% for 2009 and 2008. Despite the overall $62.7 million decrease in sales, gross margin remained flat, primarily due to the favorable impact of significant cost reductions from a reduced workforce, lower facilities costs associated with closing and consolidating facilities and the outsourcing of certain Data Storage Process Equipment product manufacturing to Asia. LED & Solar Process Equipment gross margins increased from 38.5% in the prior year to 40.7%, primarily due to the impact of our lower fixed cost structure and a 23.7% increase in sales volume as well as favorable pricing on new MOCVD products. Data Storage Process Equipment gross margins decreased from 40.5% in the prior year to 37.0% mainly due to decreased sales volume partially offset by reduced costs due to our expense reduction plans compared to the prior year. Data Storage Process Equipment gross margins were also negatively impacted by a charge to cost of sales of $1.5 million during 2009 for the write off of inventory associated with discontinued legacy product lines. Metrology gross margins remained relatively flat, principally due to lower sales volume, offset by reduced costs due to our expense reduction plans.

Operating Expenses

        Selling, general and administrative expenses decreased by $7.4 million or 8.0%, from the prior year primarily due to lower salary and related expenses resulting from personnel reductions taken as part of management's restructuring plan and reductions in travel and entertainment costs and insurance and facilities costs associated with our cost reduction and restructuring initiatives primarily in the first half of 2009. Selling, general and administrative expenses were 22.5% of net sales in 2009, compared with 21.0% of net sales in the prior year.

        Research and development expense decreased $2.9 million or 4.8% from the prior year, primarily due to a more focused approach to data storage and metrology product development, which was partially offset by the continuation of investments in areas that we believe are higher-growth end market opportunities, particularly in our LED & Solar segment. As a percentage of net sales, research and development expense increased to 15.1% from 13.6% in the prior year.

        Amortization expense decreased $3.4 million or 31.7% from the prior year. This decrease is mainly due to certain intangibles in LED & Solar Process Equipment being fully amortized at the end of 2008 as well as the write-off of purchased technology in Data Storage Process Equipment in connection with the asset impairment charges recorded during the fourth quarter of 2008.

        Restructuring expense of $7.7 million for the year ended December 31, 2009, consisted primarily of personnel severance costs of $6.3 million associated with the reduction of approximately 239 employees in our workforce. Additionally, we took a $1.4 million charge during 2009 for costs associated with vacating a leased facility in Camarillo, California, during the second quarter and the related relocation of 27 employees from the Data Storage Process Equipment segment to our Metrology's Santa Barbara, California facility.

        During 2009, the Company recorded a $0.3 million asset impairment charge, which was recorded during the second quarter. The charge was for property, plant and equipment no longer being utilized in our Data Storage Process Equipment reporting unit.

Interest Expense and Interest Income

        Interest expense for 2009 was $7.7 million, comprised of $4.9 million in cash interest and $2.8 million in non-cash interest. Interest expense for 2008 was $9.3 million, comprised of $6.4 million in cash interest and $2.9 million in non-cash interest. The non-cash interest expense in both periods is related to the implementation of new accounting guidance that requires a portion of convertible debt to be allocated to equity. See Note 1 to our consolidated financial statements for a further discussion of the implementation of this new guidance. The decrease of $1.6 million in interest expense from the prior year was primarily due to the repayment of $25.3 million of our Old Notes in the fourth quarter of 2008. Interest income decreased by $1.7 million due principally to the lower interest rate yields on cash balances invested during 2009 compared to the prior year.

Gain on Extinguishment of Debt

        During the fourth quarter of 2008, we made two repurchases of $12.2 million in aggregate principal amount of our convertible subordinated notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million. As a result of these repurchases, we recorded a net gain from the extinguishment of debt of approximately $3.8 million. There were no repurchases during 2009.

Income Taxes

        The income tax provision for the year ended December 31, 2009 was $1.3 million compared to $1.9 million in the prior year. The 2009 provision for income taxes included $0.4 million relating to our foreign operations and $0.9 million relating to our domestic operations. Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant federal income taxes until such time as the net operating losses are utilized.

Net Loss Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest was $0.1 million for the year ended December 31, 2009 and $0.2 million in the prior year. As we were the primary beneficiary of Fluens, a variable interest entity, we were required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests. As a result, we eliminated from our net loss 80.1% of Fluens' operating losses. On May 14, 2009, we acquired the remaining 80.1% of Fluens. As a result, we now own 100% of Fluens.

Years Ended December 31, 2008 and 2007

        The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between 2008 and 2007 (dollars in 000s):

	Year ended December 31,
					Dollar and Percentage Change Year to Year
	2008		2007
Net sales	$442,809	100%	$402,475	100%	$40,334	10.0%
Cost of sales	266,215	60.1	244,964	60.9	21,251	8.7

Gross profit	176,594	39.9	157,511	39.1	19,083	12.1
Operating expenses:
Selling, general, and administrative expense	92,838	21.0	90,972	22.6	1,866	2.1
Research and development expense	60,353	13.6	61,174	15.2	(821)	(1.3)
Amortization expense	10,745	2.4	10,250	2.5	495	4.8
Restructuring expense	10,562	2.4	6,726	1.7	3,836	57.0
Asset impairment charge	73,322	16.6	1,068	0.3	72,254	6,765.4
Other income, net	(668)	(0.2)	(618)	(0.2)	(50)	8.1

Total operating expenses	247,152	55.8	169,572	42.1	77,580	45.8

Operating loss	(70,558)	(15.9)	(12,061)	(3.0)	(58,497)	485.0
Interest expense	9,317	2.1	8,827	2.2	490	5.6
Interest income	(2,588)	(0.6)	(3,963)	(1.0)	1,375	(34.7)
Gain on extinguishment of debt	(3,758)	(0.8)	(738)	(0.2)	(3,020)	409.2

Loss before income taxes	(73,529)	(16.6)	(16,187)	(4.0)	(57,342)	354.2
Income tax provision	1,892	0.4	3,651	0.9	(1,759)	(48.2)

Net loss	(75,421)	(17.0)	(19,838)	(4.9)	(55,583)	280.2
Net loss attributable to noncontrolling interest	(230)	0.0	(628)	(0.1)	398	(63.4)

Net loss attributable to Veeco	$(75,191)	(17.0)%	$(19,210)	(4.8)%	$(55,981)	291.4%

Net Sales and Orders

        Net sales of $442.8 million for the year ended December 31, 2008 were up 10.0%, compared to 2007. The following is an analysis of sales and orders by segment and by region (dollars in 000s):

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2008	2007	Year to Year		2008	2007	Year to Year		2008	2007
Segment Analysis
LED & Solar Process Equipment	$165,812	$115,863	$49,949	43.1%	$160,162	$163,970	$(3,808)	(2.3)%	0.97	1.42
Data Storage Process Equipment	149,123	136,169	12,954	9.5	138,653	141,663	(3,010)	(2.1)	0.93	1.04
Metrology	127,874	150,443	(22,569)	(15.0)	125,622	145,939	(20,317)	(13.9)	0.98	0.97

Total	$442,809	$402,475	$40,334	10.0%	$424,437	$451,572	$(27,135)	(6.0)%	0.96	1.12

Regional Analysis
Americas	$165,926	$130,500	$35,426	27.1%	$145,082	$150,748	$(5,666)	(3.8)%	0.87	1.16
EMEA	94,142	77,985	16,157	20.7	86,518	106,178	(19,660)	(18.5)	0.92	1.36
Japan	38,453	55,815	(17,362)	(31.1)	31,593	48,764	(17,171)	(35.2)	0.82	0.87
Asia Pacific	144,288	138,175	6,113	4.4	161,244	145,882	15,362	10.5	1.12	1.06

Total	$442,809	$402,475	$40,334	10.0%	$424,437	$451,572	$(27,135)	(6.0)%	0.96	1.12

        By segment, LED & Solar Process Equipment sales increased 43.1% due to an increase in end user demand from expanding applications for HB LEDs, strong customer acceptance of Veeco's newest generation systems, successful introduction of new thermal deposition sources for CIGS solar cells, and $12.9 million in sales from the solar equipment product line, which was acquired in the second quarter of 2008 as a result of the Mill Lane acquisition. Additionally, Data Storage Process Equipment sales were up 9.5% primarily as a result of customers' technology and capacity requirements. Partially offsetting these increases was a decline in Metrology sales of 15.0%, primarily due to the slowdown in the semiconductor and research and industrial markets. LED & Solar Process Equipment sales represented 37.4% of total sales for the year ended December 31, 2008, up from 28.8% in the prior year period. Data Storage Process Equipment sales accounted for 33.7% of net sales, down slightly from 33.8% in the prior year period. Metrology sales accounted for 28.9% of net sales for the year ended December 31, 2008, down from 37.4% in the prior year period. By region, net sales increased by 27.1%, 20.7% and 4.4% in the Americas, EMEA and Asia Pacific, respectively, while sales in Japan declined 31.1%.

        Orders in 2008 decreased 6.0% compared to 2007, primarily attributable to a 13.9% decline in Metrology orders due to a decrease in orders for AFM products resulting from lower demand in the semiconductor and research and industrial markets. The 2.3% decrease in orders for LED & Solar Process Equipment was due primarily to the decline in MOCVD orders as the HB LED industry absorbs the significant number of new MOCVD systems purchased in the past two years. Data Storage Process Equipment orders declined 2.1% due to the reduction in customers' future capital equipment requirements.

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

Gross Profit

        Gross profit for 2008 was 39.9%, compared to 39.1% in 2007. Strong performance in both our LED & Solar and Data Storage Process Equipment businesses were due primarily to a 25.0% increase in sales volume and favorable product mix. LED & Solar Process Equipment gross margins increased from 37.8% in the prior year to 38.5%, primarily due to a 43.1% increase in sales volume as well as favorable pricing on new MOCVD products, despite a reduction in gross profit of $1.5 million during 2008 related to the acquisition of Mill Lane. This reduction was the result of purchase accounting, which requires adjustments to capitalize inventory at fair value. This impact is reflected in cost of sales during 2008. Data Storage Process Equipment gross margins increased from 34.7% in the prior year to 40.5% mainly due to increased sales volume, as well as favorable pricing and product mix compared to the prior year. In 2007, Data Storage Process Equipment gross margin was also negatively impacted by a charge of $4.8 million for the write-off of inventory associated with certain discontinued data storage product lines. Metrology gross margins declined from 44.1% in the prior year to 41.0%, principally due to 15.0% lower sales volume, partially offset by a reduction in spending associated with cost savings initiatives. Metrology gross margins were also negatively impacted by a charge to cost of sales of $2.9 million during 2008 for the write off of inventory associated with legacy semiconductor products.

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

        In accordance with the relevant accounting guidance related to goodwill and other intangible assets, we conducted our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarters of 2008 and 2007, using October 1st as our measurement date, and utilizing a discounted future cash flow approach as described in the Application of Critical Accounting Policies section that follows. This was consistent with the approach used in previous years. Based upon the results of such assessments, we determined that no goodwill and indefinite-lived intangible asset impairment existed in any of our reporting units, as of October 1, 2008 and 2007, respectively.

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

        In accordance with the relevant accounting guidance related to the impairment or disposal of long-lived assets, we performed an analysis as of December 31, 2008 of our definite-lived intangible and long-lived assets due to impairment indicators noted during the fourth quarter of 2008, pertaining to its Data Storage Process Equipment and AFM reporting units. Indications of impairment included deteriorating economic conditions, reduced orders, reduced revenue projections, losses in its AFM reporting unit and a significant reduction in our market capitalization. No impairment indicators were present in the other two reporting units. For the purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For the Data Storage Process Equipment reporting unit the long-lived assets were grouped at one level below the reporting unit and at the reporting unit level for AFM. The recoverability of long-lived asset groups was measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by such assets. Developing the estimate of the undiscounted future cash flows requires significant judgment and projection of future financial performance, including projection of future revenue and expenses, working capital requirements and the time period in which the assets will be utilized. We used the economic life of the primary asset in the long-lived asset group to determine the forecast period of the future cash flows. For the AFM reporting unit, we analyzed long-lived assets with a carrying value of $27.8 million (consisting of $16.6 million of property, plant and equipment and $11.2 million of intangible assets principally patent defense and capitalized software costs) at December 31, 2008 for impairment and determined that no impairment existed. For the Data Storage Process Equipment reporting unit, we analyzed long-lived assets with a carrying value of $38.6 million at December 31, 2008 for impairment and determined that no impairment existed for one of the identifiable long-lived asset groups with a carrying value of $12.8 million (consisting principally of property, plant and equipment). Since the carrying amount of long-lived assets within the other identifiable asset group exceeded the estimated future cash flows of such assets, impairment existed. This long-lived asset group consists of intangible assets of $24.0 million (primarily purchased technology) and $1.8 million of property, plant and equipment pertaining to its mechanical processing product line of Saws and Lappers. The amount of the impairment is determined by comparing the fair value of the long-lived asset group to the carrying value. As permitted under the relevant accounting guidance we determined the fair value of our long-lived asset groups utilizing a discounted cash flow approach applying a risk free interest rate. The carrying value of the long-lived assets exceeded the fair value by $15.7 million which was recorded as an impairment charge and was allocated on a pro rata basis to the long-lived assets with $14.6 million allocated to intangible assets and $1.1 million allocated to property, plant and equipment.

Interest Expense and Interest Income

        Interest expense for 2008 was $9.3 million, comprised of $6.4 million in cash interest expense and $2.9 million in non-cash interest expense. Interest expense for 2007 was $8.8 million, comprised of $7.0 million in cash interest expense and $1.8 million in non-cash interest expense. The non-cash interest expense in both periods is related to the amortization of the debt discount recorded primarily as a result of the implementation of new accounting guidance that requires a portion of convertible debt to be allocated to equity. See Note 1 to our consolidated financial statements for a further discussion of the implementation of the new accounting guidance that requires a portion of convertible debt to be allocated to equity. The increase in non-cash interest expense of $1.1million was primarily due to the convertible subordinated notes being outstanding for a full year in 2008 compared to approximately seven months in 2007. The decrease in cash interest expense was primarily due to the repurchase of our convertible subordinated notes. Interest income decreased by $1.4 million due principally to the lower interest rate yields on cash balances invested during 2008 compared to the prior year.

Gain on Extinguishment of Debt

        During the fourth quarter of 2008, we repurchased $12.2 million in aggregate principal amount of our convertible subordinated notes. As a result of these repurchases, we recorded a net gain from the extinguishment of debt of approximately $3.8 million. The gain was calculated based on the fair value of the portion repurchased as of the repurchase date, in accordance with the implementation of new accounting guidance that requires a portion of convertible debt to be allocated to equity.

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

Net Loss Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest was $0.2 million for the year ended December 31, 2008 and $0.6 million in the prior year. As we were the primary beneficiary of Fluens, a variable interest entity, we are required to consolidate Fluens and eliminate the portion of its results attributable to noncontrolling interests. As a result, we eliminate from our net loss 80.1% of Fluens' operating losses.

Liquidity and Capital Resources

        Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and the repayment of debt. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services.

        Cash as of December 31, 2009 was $148.6 million. This amount represents an increase of $44.8 million from December 31, 2008. We also had short-term investments of $135 million at December 31, 2009. A summary of the current period cash flow activity is as follows (in thousands):

	Year ended December 31,
	2009	2008
Net loss	$(15,632)	$(75,421)

Net cash provided by operating activities	$57,849	$44,264
Net cash used in investing activities	(154,765)	(23,684)
Net cash provided by (used in) financing activities	141,869	(32,997)
Effect of exchange rates on cash and cash equivalents	(163)	(867)

Net change in cash and cash equivalents	44,790	(13,284)
Cash and cash equivalents at beginning of period	103,799	117,083

Cash and cash equivalents at end of period	$148,589	$103,799

        Cash provided by operations during the year ended December 31, 2009 was $57.8 million compared to $44.3 million during the year ended December 31, 2008. The $57.8 million cash provided by operations in 2009 included adjustments to the $15.6 million net loss for non-cash items, which consisted of depreciation and amortization of $21.6 million, non-cash equity-based compensation expense of $8.5 million, an asset impairment charge of $0.3 million, an inventory write-off of $1.5 million, amortization of debt discount of $2.8 million, deferred income taxes of ($0.4) million, provision for bad debts of $0.1 million and a net loss on sale of fixed assets of $0.1 million. Net cash provided by operations was favorably impacted by a net $38.9 million increase from changes in operating assets and liabilities, which included a $49.1 million increase in accrued expenses, principally resulting from customer deposits associated primarily with the significant increase in orders in our LED & Solar segment and a decrease in inventories of approximately $17.0 million due to reduction efforts and the impact of outsourcing. Partially offsetting these favorable items was an increase in accounts receivable of $24.5 million due primarily to an increase in MOCVD shipments during the fourth quarter of 2009 as compared to the fourth quarter of 2008. Cash provided by operations during the year ended December 31, 2008 was $44.3 million. The $44.3 million provided by operations included adjustments to the $75.4 million net loss for non-cash items, which primarily consisted of a non-cash asset impairment charge of $73.3 million, depreciation and amortization of $25.1 million, non-cash stock-based compensation expense of $10.5 million, and a non-cash inventory write-off of $2.9 million, partially offset by a $3.8 million net gain on early extinguishment of long-term debt. Net cash provided by operations in 2008 was favorably impacted by a net $7.3 million increase from changes in operating assets and liabilities.

        Cash used in investing activities of $154.8 million for the year ended December 31, 2009, resulted primarily from the purchase of short-term investments of $135.0 million, capital expenditures of $8.3 million, earn-out payments of $9.8 million to the former owners of businesses acquired and the acquisitions of Fluens and Daystar for $2.5 million. Cash used in investing activities of $23.7 million for the year ended December 31, 2008, resulted primarily from capital expenditures of $12.8 million and the acquisition of Mill Lane for $11.0 million.

        Cash provided by financing activities of $141.9 million in 2009 primarily consisted of cash proceeds from the issuance of common stock, through a secondary public offering, of $130.1 million and from stock option exercises of $12.6 million. These proceeds were partially offset by restricted stock tax withholdings of $0.6 million and repayments of long-term debt of $0.2 million. Cash used in financing activities of $33.0 million in 2008 primarily consisted of cash used to pay the remaining outstanding convertible subordinated "Old Notes" (as defined below) for $25.2 million in cash and to repurchase $12.2 million in aggregate principal amount of our convertible subordinated "New Notes" (as defined below) for $7.2 million in cash. In addition, restricted stock tax withholdings of $1.0 million required the use of cash, partially offset by $0.7 million of proceeds from stock issuances.

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

        The New Notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for our common stock on April 16, 2007). Holders may convert the New Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices 130% of the conversion price for a specified period. We pay interest on these notes on April 15 and October 15 of each year. The New Notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

        During the fourth quarter of 2008, we paid off the remaining $25.2 million of Old Notes outstanding. In addition, we repurchased $12.2 million in aggregate principal amount of our New Notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million. As a result of these repurchases, we recorded a net gain from the extinguishment of debt of approximately $3.8 million.

        In February 2009, we entered into an amendment to our then-existing credit agreement with HSBC Bank USA, National Association ("HSBC"), as administrative agent, and the lenders named therein (as amended, the "Credit Agreement"). As part of the amendment, we reduced the amount of the revolving credit facility, modified certain existing covenants and added certain new covenants. In addition, the commitment fees and interest rate were increased. As amended, the Credit Agreement provided for revolving credit borrowings of up to $30.0 million. The annual interest rate under the Credit Agreement was a floating rate equal to the prime rate of the agent bank plus 2.0%. A LIBOR-based interest rate option was also provided. Borrowings could have been used for general corporate purposes, including working capital requirements. The Credit Agreement contained certain restrictive covenants which included the maintenance of minimum cash balances and limitations with respect to incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. In addition, under such Credit Agreement, we were required to satisfy certain financial tests, including minimum profitability levels. Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, were pledged to secure our obligations under the Credit Agreement. As of December 31, 2008, there were no borrowings outstanding under the Credit Agreement and letters of credit outstanding were approximately $0.4 million. Interest expense associated with the Credit Agreement recorded during 2009, 2008 and 2007 was approximately $0.2 million, $0.3 million and $0.2 million, respectively.

        The cash proceeds received from our secondary public offering of $130.1 million, coupled with cash generated from operations of $57.8 million during 2009 resulted in $283.6 million of cash and short-term investments at December 31, 2009. As a result, we elected to terminate the Credit Agreement, effective December 31, 2009. The termination of the Credit Agreement eliminates future commitment fees, restrictive covenants and collateral pledges, which were part of this facility. As of December 31, 2009, there were no borrowings outstanding under the Credit Agreement, but there was a letter of credit outstanding of approximately $0.5 million, which was continued under a separate arrangement with HSBC.

        At December 31, 2009, our contractual cash obligations and commitments are as follows (in thousands):

	Payments due by period
Contractual Cash Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$108,669	$212	$106,319	$290	$1,848
Interest on debt(1)	11,568	4,592	6,228	341	407
Operating leases(2)	9,367	3,814	3,647	1,430	476
Letters of credit and bank guarantees(3)	12,681	12,681	—	—	—
Purchase commitments(4)	138,921	138,921	—	—	—

	$281,206	$160,220	$116,194	$2,061	$2,731

(1)
Long-term debt obligations consist of repayment of our convertible subordinated notes and related interest, as well as mortgage and interest payments for our St. Paul, MN facility.

(2)
We account for our office leases as operating leases, in accordance with relevant accounting guidance with expiration dates ranging from 2010 through 2017. There are future minimum annual rental payments required under the leases. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

(3)
Issued by a bank on our behalf as needed. $0.5 million of letters of credit and $12.2 million of bank guarantees can be drawn against lines of credit in our foreign subsidiaries.

(4)
Purchase commitments are primarily for inventory used in manufacturing our products. It has been our practice not to enter into purchase commitments extending beyond one year.

        We believe that existing cash balances and short-term investments together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations, detailed in the above table. We believe we will be able to meet our obligation to repay the $105.6 million subordinated notes that mature on April 15, 2012 with available cash and short-term investments or, if necessary, through a combination of conversion of the notes outstanding, refinancing, cash generated from operations, and other means.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Application of Critical Accounting Policies

        General:    Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually monitors and evaluates its estimates and judgments, including those related to bad debts, inventories, intangible and other long-lived assets, income taxes, warranty obligations, restructuring costs, and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, fair value measurements, warranty costs, the accounting for income taxes, and share-based compensation to be critical policies due to the estimation processes involved in each.

        Revenue Recognition:    We recognize revenue based on current accounting guidance provided by the Securities and Exchange Commission and the Financial Accounting Standards Board ("FASB"). Our revenue transactions include sales of products under multiple-element arrangements. Revenue under these arrangements is allocated to each element based upon its estimated fair market value.

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

        Instruments—For standard products produced according to our published specifications, principally metrology instruments sold typically to universities, research facilities and scientific centers and in general industrial applications where installation is inconsequential or perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title and risk of loss pass to the customer, either at time of shipment or delivery. Acceptance of the product by the customer is based upon meeting standard published specifications. Customer acceptance provisions include initial setup at the customer site, performance of functional test procedures and calibration testing of the basic features and functionality of the product. These provisions are a replication of the testing performed in our facilities prior to shipment. The skills and equipment required to complete installation of such instruments are not specialized and are readily available in the market and are often performed by distributors or representative organizations.

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

        In Japan, where our contractual terms with customers generally specify risk of loss and title transfers upon customer acceptance, revenue is recognized and the customer is billed upon receipt of written customer acceptance.

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

        Pursuant to relevant accounting pronouncements we are required to determine if it is appropriate to use the operating segment as defined under accounting guidance as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met. We have identified four reporting units that are required to be reviewed for impairment. The reporting units are Data Storage Process Equipment, LED & Solar Process Equipment, AFM and Optical Metrology. AFM and Optical Metrology comprise the Metrology operating segment. In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

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

        At December 31, 2009, we had a valuation allowance of approximately $84.7 million against substantially all of our domestic net deferred tax assets, which consist of net operating loss and tax credit carry forwards, as well as temporary deductible differences. If we are able to realize part or all of the domestic deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated.

        Relevant accounting guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under such guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We had approximately $1.4 million of unrecognized tax benefits at December 31, 2009, which predominantly relate to positions taken on our foreign tax returns and all of which represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. At December 31, 2008, the reserve for unrecognized tax benefits was $0.7 million relating to foreign unrecognized tax benefits.

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

Recent Accounting Pronouncements

        Fair Value Measurements:    In January 2010, the FASB issued amended guidance to Fair Value Measurements and Disclosures. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, this update requires that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of existing disclosures. For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

        Revenue Recognition:    In October 2009, the FASB issued amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

        Derivative Instruments and Hedging Activities:    In March 2008, the FASB issued a new pronouncement relating to Disclosures about Derivative Instruments and Hedging Activities. This changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under original guidance, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This pronouncement was effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of this accounting guidance did not impact our consolidated financial position or results of operations.

        Convertible debt:    In May 2008, new accounting guidance was issued that requires a portion of convertible debt to be allocated to equity. We implemented the new guidance as of January 1, 2009 and have applied it retrospectively to all periods presented, as required. This new guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as interest expense. The Notes are subject to such accounting guidance since they may be settled in cash upon conversion. Thus, as a result of the adoption of this accounting guidance, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the Notes. This reclassification created a $16.3 million discount on the debt that will be amortized over the remaining life of the Notes, which will be through April 15, 2012. The reclassification generated a $6.7 million deferred tax liability, which we offset with a corresponding decrease of the valuation allowance by the same amount. Prior periods are presented as if the new guidance was in effect as of the date of issuance. Thus, we have presented all financial data for prior periods in this report as if we had reclassified the $16.3 million and began amortizing the resultant debt discount in April 2007. The retrospective application of the new guidance described above to the results for the year ended December 31, 2008 increased the net loss attributable to Veeco from ($71.1) million to ($75.2) million and increased the loss per share attributable to Veeco from ($2.27) to ($2.40).

        During the fourth quarter of 2008, we repurchased an aggregate principal amount of $12.2 million of the Notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million. A gross gain of approximately $5.1 million was recorded on these repurchases offset by the write-off of approximately $0.1 million of unamortized deferred financing costs associated with the Notes, for a net gain of approximately $5.0 million. Such net gain was reduced to $3.8 million upon the adoption of the new accounting guidance, which required that the gain be calculated based on the fair value of the portion repurchased as of the purchase date. The fair value approximated the carrying value net of the unamortized discount on the portion repurchased. The difference of approximately $1.2 million between the fair value and the amount paid was recorded as a reduction in the gain originally reported, which increased the accumulated deficit as of December 31, 2008 by that amount.

        For the years ended December 31, 2009 and 2008, we recorded $2.8 and $2.9 million, respectively, of additional interest expense in each period resulting from the amortization of the debt discount. This additional interest expense did not require the use of cash.

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

Interest Rates

        We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Our investment portfolios, at December 31, 2009, consist of cash and cash equivalents and short-term investments. At December 31, 2008 our investment portfolios consisted of cash and cash equivalents. Assuming year-end 2009 variable debt and investment levels, a 100 basis point change in interest rates would not have a material impact on net interest expense.

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

        Our net sales to foreign customers represented approximately 77%, 63%, and 68% of our total net sales in 2009, 2008, and 2007, respectively. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 15%, 15%, and 20% of total net sales in 2009, 2008, and 2007, respectively. The aggregate foreign currency exchange (loss) gain included in determining consolidated results of operations was approximately ($1.5) million, $0.1 million and ($0.5) million in 2009, 2008, and 2007, respectively. Included in the aggregate foreign currency exchange (loss) gain were gains (losses) relating to forward contracts of $0.4 million, ($1.0) million, and ($0.1) million in 2009, 2008, and 2007, respectively. These amounts were recognized and included in other expense (income), net. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and these amounts were subsequently received in January 2010. As of December 31, 2008, approximately $0.9 million of losses related to forward contracts were included in accrued expenses and subsequently paid in January 2009. Monthly forward contracts for a notional amount of $3.0 million for the month of January 2010 were entered into in December 2009. We are exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. We enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts outstanding was approximately $6.6 million for the year ended December 31, 2009. The changes in currency exchange rates that have the largest impact on translating our international operating profit (loss) are the Japanese Yen and the Euro. We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

        The following table presents selected unaudited financial data for each quarter of fiscal 2009 and 2008. Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2009 interim quarter ends were March 29, June 28, and September 27. The 2008 interim quarter ends were March 30, June 29, and September 28. For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

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

	Fiscal 2009					Fiscal 2008
	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)					(in thousands, except per share data)
Net sales	$62,849	$72,020	$98,913	$146,367	$380,149	$102,307	$114,449	$115,709	$110,344	$442,809
Gross profit	20,382	24,384	40,908	65,888	151,562	42,626	47,730	46,083	40,155	176,594
Net (loss) income attributable to Veeco	(20,902)	(14,680)	1,270	18,745	(15,567)	(2,296)	3,471	(2,413)	(73,953)	(75,191)
Net (loss) income per basic common share attributable to Veeco	$(0.66)	$(0.47)	$0.04	$0.53	$(0.48)	$(0.07)	$0.11	$(0.08)	$(2.35)	$(2.40)
Net (loss) income per diluted common share attributable to Veeco	$(0.66)	$(0.47)	$0.04	$0.50	$(0.48)	$(0.07)	$0.11	$(0.08)	$(2.35)	$(2.40)
Weighted average shares outstanding—Basic	31,515	31,497	31,608	35,623	32,628	31,161	31,255	31,458	31,500	31,347
Weighted average shares outstanding—Diluted	31,515	31,497	32,375	37,742	32,628	31,161	31,590	31,458	31,500	31,347

        During the first quarter of 2009, we recognized a restructuring charge of $4.4 million, primarily for personnel severance. During the second quarter of 2009, we recognized an additional restructuring charge of approximately $2.0 million primarily for lease-related and personnel severance costs and an asset impairment charge of $0.3 million for property and equipment no longer being utilized in our Data Storage Process Equipment segment. During the third quarter of 2009, we recognized an additional restructuring charge of $1.2 million, primarily for personnel severance costs. During the fourth quarter of 2009, we recognized an additional restructuring charge of $0.1 million related to personnel severance costs.

        During the first quarter of 2008, we recognized a restructuring charge of $2.9 million, primarily for lease-related costs associated with the consolidation of our Corporate headquarters into our Plainview, New York facility and personnel severance, and an asset impairment charge of $0.3 million. During the third quarter of 2008, we recognized an additional restructuring charge of $4.1 million, consisting of $3.7 million associated with the acceleration of equity awards and other severance costs resulting from the mutually agreed termination of the employment agreement of the Company's former CEO, as well as $0.4 million for severance and lease-related charges in Metrology. During the fourth quarter of 2008, we recognized an additional restructuring charge of $3.6 million related to personnel severance costs and lease-related commitments, as well as an asset impairment charge of $73.0 million, consisting of $52.3 related to goodwill and $20.7 million related to long-lived assets, and a $2.9 million inventory write-off associated with legacy products in Metrology. These charges were partially offset by a $3.8 million net gain on the early extinguishment of 4.125% convertible subordinated notes.

        A variety of factors influence the level of our net sales in a particular quarter including economic conditions in the HB LED, solar, data storage and semiconductor industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by us and our competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, and other factors, many of which are beyond our control. In addition, we derive a substantial portion of our revenues from the sale of products which have an average selling price in excess of $1,000,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on our net sales and operating results in any given quarter.

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

Design and Evaluation of Internal Control Over Financial Reporting

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2009. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our Consolidated Financial Statements for the year ended December 31, 2009 under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls or other factors during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

        Portions of the information required by Part III of Form 10-K are incorporated by reference from Veeco's Proxy Statement to be filed with the SEC in connection with Veeco's 2010 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10.    Directors, Executive Officers, and Corporate Governance

        The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement under the headings "Corporate Governance," "Executive Officers" and "Section 16(a) Reporting Compliance."

        We have adopted a Code of Ethics for Senior Officers (the "Code") which applies to our chief executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code can be found on our website (www.veeco.com). We intend to disclose on our website the nature of any future amendments to and waivers of the Code that apply to the chief executive officer, principal financial officer, principal accounting officer or persons performing similar functions. We have also adopted a Code of Business Conduct which applies to all of our employees, including those listed above, as well as to our directors. A copy of the Code of Business Conduct can be found on our website (www.veeco.com). The website address above is intended to be an inactive, textual reference only. None of the material on this website is part of this report.

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

        The following table gives information about our common stock that may be issued under our equity compensation plans as of December 31, 2009. See Note 5 to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,365,406	(1)	$16.05	554,950
Equity compensation plans not approved by security holders	140,564	(2)	$25.54	—

Total	4,505,970			554,950

(1)
Includes 860 stock options assumed in connection with the acquisition of CVC, Inc. on May 10, 2000, which merger was approved by stockholders.

(2)
Includes 123,614 stock options assumed in connection with the acquisition of Applied Epi, Inc. on September 17, 2001.

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

Number	Exhibit	Incorporated by Reference to the Following Documents
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5	Fourth Amended and Restated Bylaws of the Company, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1
3.6	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 3.1
4.1
	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences, and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1

Number	Exhibit	Incorporated by Reference to the Following Documents
4.4	Indenture, dated April 16, 2007, between Veeco Instruments Inc. and U.S. Bank National Trust	Post-Effective Amendment No. 1 To Registration Statement on Form S-3 (File No. 333-128004) filed April 16, 2007, Exhibit 4.1
4.5	First Supplemental Indenture, dated April 20, 2007, by and between Veeco Instruments Inc. and U.S. Bank Trust National Association, as Trustee	Current Report on Form 8-K, filed April 20, 2007, Exhibit 4.1
10.1	Credit Agreement, dated as of August 20, 2007, by and among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibit 10.1
10.2
	First Amendment dated as of February 25, 2008 to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.2
10.3
	Amendment and Reaffirmation dated August 20, 2007 of Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibit 10.2
10.4	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.5	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.6	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.7*	Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.8*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.9*	Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2

Number	Exhibit	Incorporated by Reference to the Following Documents
10.10*	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.11*	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.12*	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.13*	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2
10.14*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.15*	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.16*	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.17*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.18*	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.19*	Form of Directors Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective May 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.2
10.20*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.21*	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.22*	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2

Number	Exhibit	Incorporated by Reference to the Following Documents
10.23*	Veeco Instruments Inc. 2006 Long-Term Cash Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.1
10.24*	Employment agreement effective as of July 1, 2007 between John R. Peeler and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3
10.25*	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.5
10.26*	Amendment to Employment Agreement of John F. Rein, Jr., effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.2
10.27*	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.28*	Letter Agreement dated October 31, 2005 between Veeco Instruments Inc. and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1
10.29*	Form of Amendment to Letter Agreements of John P. Kiernan and Robert P. Oates effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.30*	Letter Agreement dated January 11, 2008 between Veeco Instruments Inc. and Mark R. Munch	Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.33
10.31*	Form of Indemnification Agreement entered into between Veeco Instruments Inc. and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
10.32*	Amendment to Employment Agreement dated as of September 12, 2008 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.1
10.33*	Amendment to Employment Agreement dated as of September 12, 2008 between Robert P. Oates and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.2
10.34*	Senior Executive Change in Control Policy effective as of September 12, 2008	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.3
10.35*	Service Agreement effective July 24, 2008 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Exhibit 10.1
10.36*	Amendment No. 1 dated December 23, 2008 (effective September 12, 2008) to Veeco Instruments Inc. Senior Executive Change in Control Policy	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.37
10.37*	Amendment effective December 31, 2008 to Employment Agreement between Veeco Instruments Inc. and John R. Peeler	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.38

Number	Exhibit	Incorporated by Reference to the Following Documents
10.38*	Amendment effective December 31, 2008 to Employment Agreement between Veeco Instruments Inc. and John F. Rein, Jr.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.39
10.39*	Form of Amendment effective December 31, 2008 to Letter Agreements between Veeco Instruments Inc. and each of John P. Kiernan, Mark R. Munch and Robert P. Oates	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.40
10.40*	Amendment No. 2 dated January 22, 2009 to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41
10.41*
	Second Amendment dated as of February 27, 2009 (effective December 31, 2008) to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named herein.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.42
10.42
	Third Amendment dated as of May 7, 2009 (effective December 31, 2008) to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named herein.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Exhibit 10.3
10.43	Letter agreement effective as of June 19, 2009 between John P. Kiernan and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2
10.44*	Veeco Instruments Inc. 2009 Management Bonus Plan dated February 27, 2009	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 10.1
10.45*	Veeco Instruments Inc. 2009 Supplemental Management Profit Sharing Plan dated August 20, 2009	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 10.2
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith

Number	Exhibit	Incorporated by Reference to the Following Documents
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2010.

VEECO INSTRUMENTS INC.
By:	/s/ JOHN R. PEELER John R. Peeler Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 24, 2010.

Signature	Title

/s/ EDWARD H. BRAUN Edward H. Braun	Director and Chairman
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director
/s/ JOEL A. ELFTMANN Joel A. Elftmann	Director
/s/ HEINZ K. FRIDRICH Heinz K. Fridrich	Director
/s/ ROGER D. MCDANIEL Roger D. McDaniel	Director
/s/ JOHN R. PEELER John R. Peeler	Director and Chief Executive Officer (principal executive officer)
/s/ IRWIN H. PFISTER Irwin H. Pfister	Director
/s/ PETER J. SIMONE Peter J. Simone	Director
/s/ DAVID D. GLASS David D. Glass	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ JOHN P. KIERNAN John P. Kiernan	Senior Vice President, Finance and Corporate Controller (principal accounting officer)

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

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears under the heading "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Veeco Instruments Inc.
Plainview, NY
February 24, 2010

/s/ JOHN R. PEELER John R. Peeler Chief Executive Officer Veeco Instruments Inc. February 24, 2010
/s/ DAVID D. GLASS David D. Glass Executive Vice President and Chief Financial Officer Veeco Instruments Inc. February 24, 2010

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Veeco Instruments Inc.

        We have audited Veeco Instruments Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of the Company and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 24, 2010

 Report of Independent Registered Public Accounting Firm
on Financial Statements

To the Shareholders and Board of Directors of Veeco Instruments Inc.

        We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule in the accompanying Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 of the consolidated financial statements, the consolidated financial statements have been adjusted for the retrospective application of Accounting Standards Codification ("ASC") 470-20 Debt with conversion and other options, and ASC 810 Consolidation, which both became effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 24, 2010

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$148,589	$103,799
Short-term investments	135,000	—
Accounts receivable, less allowance for doubtful accounts of $857 in 2009 and $937 in 2008	84,358	59,659
Inventories	77,564	94,930
Prepaid expenses and other current assets	7,819	6,425
Deferred income taxes	3,105	2,185

Total current assets	456,435	266,998
Property, plant, and equipment at cost, net	59,389	64,372
Goodwill	59,422	59,160
Intangible assets, net	29,697	38,818
Other assets	429	193

Total assets	$605,372	$429,541

Liabilities and equity
Current liabilities:
Accounts payable	$29,112	$29,610
Accrued expenses	106,445	66,964
Deferred profit	2,520	1,346
Income taxes payable	829	354
Current portion of long-term debt	212	196

Total current liabilities	139,118	98,470
Deferred income taxes	5,039	4,540
Long-term debt	100,964	98,330
Other non-current liabilities	1,192	2,391
Commitments and contingencies (Note 9)
Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 60,000,000 shares; 39,003,114 and 32,187,599 shares issued and outstanding in 2009 and 2008, respectively	382	316
Additional paid-in-capital	575,860	426,300
Accumulated deficit	(224,324)	(208,757)
Accumulated other comprehensive income	7,141	7,167

Equity attributable to Veeco	359,059	225,026
Noncontrolling interest	—	784

Total equity	359,059	225,810

Total liabilities and equity	$605,372	$429,541

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Net sales	$380,149	$442,809	$402,475
Cost of sales	228,587	266,215	244,964

Gross profit	151,562	176,594	157,511
Operating expenses:
Selling, general, and administrative expense	85,455	92,838	90,972
Research and development expense	57,430	60,353	61,174
Amortization expense	7,338	10,745	10,250
Restructuring expense	7,680	10,562	6,726
Asset impairment charge	304	73,322	1,068
Other expense (income), net	790	(668)	(618)

Total operating expenses	158,997	247,152	169,572

Operating loss	(7,435)	(70,558)	(12,061)
Interest expense	7,732	9,317	8,827
Interest income	(882)	(2,588)	(3,963)
Gain on extinguishment of debt	—	(3,758)	(738)

Loss before income taxes	(14,285)	(73,529)	(16,187)
Income tax provision	1,347	1,892	3,651

Net loss	(15,632)	(75,421)	(19,838)
Net loss attributable to noncontrolling interest	(65)	(230)	(628)

Net loss attributable to Veeco	$(15,567)	$(75,191)	$(19,210)

Loss per common share attributable to Veeco:
Basic and Diluted	$(0.48)	$(2.40)	$(0.62)

Weighted average shares outstanding:
Basic and Diluted	32,628	31,347	31,020

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

						Equity Attributable to
	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Amount				Veeco		Total
Balance at January 1, 2007	31,118,622	$309	$391,376	$(113,528)	$3,594	$281,751	$1,642	$283,393
Cumulative effect of accounting change due to adoption of FIN 48	—	—	—	(828)	—	(828)	—	(828)
Exercise of stock options and stock issuances under stock purchase plan	205,995	2	3,169	—	—	3,171	—	3,171
Share-based compensation expense	—	—	5,621	—	—	5,621	—	5,621
Issuance, vesting and cancellation of restricted stock	499,273	1	(371)	—	—	(370)	—	(370)
Issuance of convertible notes	—	—	16,318	—	—	16,318	—	16,318
Translation adjustments	—	—	—	—	1,698	1,698	—	1,698
Defined benefit pension plan	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	(19,210)	—	(19,210)	(628)	(19,838)

Balance at December 31, 2007	31,823,890	312	416,113	(133,566)	5,285	288,144	1,014	289,158
Exercise of stock options	67,080	1	680	—	—	681	—	681
Share-based compensation expense	—	—	10,526	—	—	10,526	—	10,526
Issuance, vesting and cancellation of restricted stock	296,629	3	(1,019)	—	—	(1,016)	—	(1,016)
Translation adjustments	—	—	—	—	1,845	1,845	—	1,845
Defined benefit pension plan	—	—	—	—	37	37	—	37
Net loss	—	—	—	(75,191)	—	(75,191)	(230)	(75,421)

Balance at December 31, 2008	32,187,599	316	426,300	(208,757)	7,167	225,026	784	225,810
Exercise of stock options	755,229	8	12,578	—	—	12,586	—	12,586
Share-based compensation expense	—	—	8,537	—	—	8,537	—	8,537
Issuance, vesting and cancellation of restricted stock	310,286	—	(607)	—	—	(607)	—	(607)
Issuance of common stock	5,750,000	58	130,028	—	—	130,086	—	130,086
Translation adjustments	—	—	—	—	(58)	(58)	—	(58)
Defined benefit pension plan	—	—	—	—	32	32	—	32
Purchase of remaining 80.1% of noncontrolling interest	—	—	(976)	—	—	(976)	(719)	(1,695)
Net loss	—	—	—	(15,567)	—	(15,567)	(65)	(15,632)

Balance at December 31, 2009	39,003,114	$382	$575,860	$(224,324)	$7,141	$359,059	$—	$359,059

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Net loss	$(15,632)	$(75,421)	$(19,838)
Other comprehensive (loss) income, net of tax
Foreign currency translation	(58)	1,845	1,698
Mininum pension liability	32	37	(7)

Comprehensive loss	(15,658)	(73,539)	(18,147)
Comprehensive loss attributable to noncontrolling interest	(65)	(230)	(628)

Comprehensive loss attributable to Veeco	$(15,593)	$(73,309)	$(17,519)

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(15,632)	$(75,421)	$(19,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,616	25,089	24,991
Non-cash equity-based compensation	8,537	7,508	5,048
Non-cash asset impairment charge	304	73,322	1,068
Non-cash inventory write-off	1,526	2,900	4,821
Non-cash restructuring charge, net	—	2,913	573
Amortization of debt discount	2,846	2,917	1,851
Net gain on early extinguishment of long-term debt	—	(3,758)	(738)
Deferred income taxes	(414)	1,569	1,332
Provision for bad debts	77	(49)	(1,070)
Net loss (gain) on sale of fixed assets	46	(53)	(77)
Changes in operating assets and liabilities:
Accounts receivable	(24,527)	20,062	15,114
Inventories	16,969	6,202	(1,331)
Accounts payable	(542)	(7,921)	(4,049)
Accrued expenses, deferred profit, and other current liabilities	49,134	(10,211)	13,129
Other, net	(2,091)	(805)	(1,638)

Net cash provided by operating activities	57,849	44,264	39,186
Investing activities
Capital expenditures	(8,347)	(12,806)	(9,092)
Payments for net assets of businesses acquired	(12,252)	(10,981)	—
Proceeds from sale of property, plant, and equipment and assets held for sale	834	103	312
Net purchases of investments	(135,000)	—	—

Net cash used in investing activities	(154,765)	(23,684)	(8,780)
Financing activities
Proceeds from stock option exercises	12,586	681	3,171
Proceeds from issuance of common stock	130,086	—	—
Payments of debt issuance costs	—	—	(1,579)
Restricted stock tax withholdings	(607)	(1,019)	(371)
Repayments of long-term debt	(196)	(32,659)	(60,706)

Net cash provided by (used in) financing activities	141,869	(32,997)	(59,485)
Effect of exchange rate changes on cash and cash equivalents	(163)	(867)	(884)

Net increase (decrease) in cash and cash equivalents	44,790	(13,284)	(29,963)
Cash and cash equivalents at beginning of year	103,799	117,083	147,046

Cash and cash equivalents at end of year	$148,589	$103,799	$117,083

Supplemental disclosure of cash flow information
Interest paid	$4,935	$6,530	$6,108
Income taxes paid	1,808	3,215	1,618
Non-cash investing and financing activities
Accrual of payments for net assets of businesses acquired	1,000	—	—
Accrual of contingent earn-out payment to former shareholders of acquired company	—	9,644	—
Transfers from property, plant, and equipment to inventory	1,159	404	1,758
Transfers from inventory to property, plant, and equipment	23	385	181
Exchange of convertible subordinated notes	—	—	118,766

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009

1.     Description of Business and Significant Accounting Policies

Business

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") designs, manufactures, markets and services enabling solutions for customers in the high brightness light emitting diode ("HB LED"), solar, data storage, scientific research, semiconductor, and industrial markets. We have leading technology positions in our three segments: Light Emitting Diode ("LED") & Solar Process Equipment, Data Storage Process Equipment, and Metrology.

        In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition ("MOCVD") systems, molecular beam epitaxy ("MBE") systems and sources, and other types of deposition systems such as web and glass coaters, which we sell to manufacturers of HB LEDs and solar panels, as well as to scientific research customers.

        In our Data Storage segment, we design and manufacture ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and dicing and slicing systems primarily used to create thin film magnetic heads ("TFMHs") that read and write data on hard disk drives.

        In our Metrology segment, we design and manufacture atomic force microscopes ("AFMs"), scanning probe microscopes ("SPMs"), stylus profilers, and optical interferometers used to provide critical surface measurements in research and production environments. This broad line of products is used in universities, research facilities and scientific centers worldwide. In production environments such as semiconductor, data storage and other industries, our metrology instruments enable customers to monitor their products throughout the manufacturing process to improve yields, reduce costs, and improve product quality.

Basis of Presentation

        We report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2009 interim quarter ends were March 29, June 28, and September 27. The 2008 interim quarter ends were March 30, June 29, and September 28. For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Principles of Consolidation

        The accompanying Consolidated Financial Statements include the accounts of Veeco and our subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

Revenue Recognition

        We recognize revenue based on current accounting guidance provided by the Securities and Exchange Commission and the Financial Accounting Standards Board ("FASB"). Our revenue transactions include sales of products under multiple-element arrangements. Revenue under these arrangements is allocated to each element based upon its estimated fair market value.

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

        Instruments—For standard products produced according to our published specifications, principally metrology instruments sold typically to universities, research facilities and scientific centers and in general industrial applications where installation is inconsequential or perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title and risk of loss pass to the customer, either at time of shipment or delivery. Acceptance of the product by the customer is based upon meeting standard published specifications. Customer acceptance provisions include initial setup at the customer site, performance of functional test procedures and calibration testing of the basic features and functionality of the product. These provisions are a replication of the testing performed in our facilities prior to shipment. The skills and equipment required to complete installation of such instruments are not specialized and are readily available in the market and are often performed by distributors or representative organizations.

        Systems—Process equipment systems and certain metrology systems, which are sold to manufacturers in the HB LED, solar, data storage and semiconductor industries and are used in manufacturing facilities and commercial production environments typically include process acceptance criteria based upon Veeco and/or customer specifications. We are generally required to install these products and demonstrate compliance with acceptance tests at the customer's facility. Generally, based upon the terms of the sales arrangement, these products are sold with a retention (typically 10% to 20% of the sales contract value) which is payable by the customer when installation and field acceptance is completed. Such installations are not considered complex and are not deemed essential to the functionality of the equipment because they do not involve significant changes to the features or capabilities of the equipment or involve building complex interfaces or connections. Installation normally represents only 2% - 4% of the fair value of the sales contract. Sales arrangements for these systems are bifurcated into separate units of accounting or elements based on objective evidence of fair value. The two elements are the system and installation of the system. The amount of revenue

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

allocated to each element is based upon its relative fair value. The price charged when the system or installation service is sold separately generally determines fair value. The value of the installation service is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components. We recognize revenue for the system or delivered element since the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item (i.e., the installation service) and delivery or performance of the undelivered item is considered probable and substantially in our control, based on our historical experience. The value of the undelivered element is the greater of the fair value of the installation or the portion of the sales price that will not be received until the installation is completed (i.e., the retention amount). System revenue is generally recognized upon shipment or delivery provided title and risk of loss has passed to the customer. Revenue from installation services is recognized at the time acceptance is received from the customer. If the arrangement does not meet all the above criteria, the entire amount of the sales arrangement is deferred until the criteria have been met or all elements have been delivered to the customer or been completed.

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

        In Japan, where our contractual terms with customers generally specify risk of loss and title transfers upon customer acceptance, revenue is recognized and the customer is billed upon receipt of written customer acceptance.

        Revenue related to maintenance and service contracts is recognized ratably over the applicable contract term. Component and spare part revenue is recognized at the time of shipment or delivery in accordance with the terms of the applicable sales arrangement.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investments with maturities of three months or less when purchased. Such items may include cash in operating bank accounts, liquid money market accounts, treasury bills and certificates of deposit placed through an account registry service ("CDARS") with maturities of three months or less when purchased.

Short-Term Investments

        We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include CDARS with maturities of greater than three months but less than one year when purchased and principal amounts that, when aggregated with interest to accrue over the term, will not exceed Federal Deposit Insurance Corporation limits. These securities are carried at cost, which approximates market value.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Concentration of Credit Risk

        Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and cash and cash equivalents. We perform ongoing credit evaluations of our customers and, where appropriate, require that letters of credit be provided on certain foreign sales arrangements. We maintain allowances for potential credit losses and invest cash and cash equivalents with strong, higher credit quality issuers and continuously monitor the amount of credit exposure to any one issuer.

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

Goodwill and Indefinite-Lived Intangibles

        We account for goodwill and intangible assets with indefinite useful lives in accordance with relevant accounting guidance related to goodwill and other intangible assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. Our policy is to perform this annual impairment test in the fourth quarter of each fiscal year or more frequently if impairment indicators arise. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets.

        Pursuant to the aforementioned guidance we are required to determine if it is appropriate to use the operating segment, as defined under guidance for segment reporting, as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met. We have identified four reporting units that are required to be reviewed for impairment. The reporting units are Data Storage Process Equipment, LED & Solar Process Equipment, AFM and Optical Metrology. AFM and Optical Metrology comprise the Metrology operating segment. In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

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

December 31, 2009

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

        Costs of applying for and registering specific patents, as well as patent defense costs are capitalized and classified as intangible assets in our accompanying Consolidated Balance Sheets. As of December 31, 2009 and 2008, we had net capitalized patent costs of $5.4 million and $7.7 million, respectively, which consist primarily of costs to successfully defend certain patents. The Company is amortizing these capitalized costs over the respective remaining lives of the patents. Payments received for license fees and royalties associated with patent litigation have been and will continue to be netted against the capitalized patent defense costs upon receipt (see Note 9).

        Software development costs are accounted for in accordance with the relevant guidance related to costs of computer software to be sold, leased or otherwise marketed and costs of computer software developed or obtained for internal use. The capitalization of software costs includes costs incurred by us in developing products that qualify for capitalization as well as costs to purchase and develop software for internal use. We capitalize costs associated with product development, coding, and testing subsequent to establishing technological feasibility of the product. Technological feasibility is established after completion of a detailed program design or working model. Capitalization of computer software costs ceases upon a product's general availability or release.

        Capitalized software development costs are included in intangible assets in the accompanying Consolidated Balance Sheets and are amortized over the estimated useful life of the software product starting from the date of general availability. Amortization expense of $1.5 million, $1.5 million, and $1.1 million related to capitalized costs incurred in developing products in our Metrology segment is included in cost of sales in the accompanying Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        Long-lived assets, such as property, plant, and equipment, and intangible assets with definite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flow expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Depreciation and amortization are generally computed using the straight-line method and are charged to operations over the estimated useful lives of depreciable assets. Leasehold improvements are amortized over the lesser of the useful life of the leasehold improvement and the lease term.

Fair Value of Financial Instruments

        We believe the carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, reflected in the consolidated financial statements approximate fair value due to their short-term maturities. The fair value of our debt, including current maturities, is estimated using a discounted cash flow analysis, based on the estimated current incremental borrowing rates for similar types of securities, or based on market value for our publicly traded debt (see Note 6).

Derivative Financial Instruments

        We use derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, our operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, we enter into monthly forward contracts. We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts do not subject us to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities; both the forward contracts and the underlying assets and liabilities are marked-to-market through earnings. We conduct our derivative transactions with highly rated financial institutions in an effort to mitigate any material credit risk. The aggregate foreign currency exchange (loss) gain included in determining consolidated results of operations was approximately ($1.5) million, $0.1 million and ($0.5) million in 2009, 2008, and 2007, respectively. Included in the aggregate foreign currency exchange (loss) gain were gains (losses) relating to forward contracts of $0.4 million, ($1.0) million, and ($0.1) million in 2009, 2008, and 2007, respectively. These amounts were recognized and included in other expense (income), net. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and subsequently received in January 2010. As of December 31, 2008, approximately $0.9 million of losses related to forward contracts were included in accrued expenses and were subsequently paid in January 2009. Monthly forward contracts with a notional amount of $3.0 million for the month of January 2010 were entered into in December 2009.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Translation of Foreign Currencies

        Certain of our international subsidiaries operate primarily using local functional currencies. Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the respective periods. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded as a separate component of stockholders' equity in accumulated other comprehensive income. Any foreign currency gains or losses related to transactions are included in operating results.

Environmental Compliance and Remediation

        Environmental compliance costs include ongoing maintenance, monitoring and similar costs. Such costs are expensed as incurred. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.

Accumulated Other Comprehensive Income

        Our accumulated other comprehensive income of $7.1 million and $7.2 million at December 31, 2009 and 2008, respectively, consists primarily of foreign currency translation adjustments.

Research and Development Costs

        Research and development costs are charged to expense as incurred and include expenses for the development of new technology and the transition of technology into new products or services.

Warranty Costs

        We estimate the costs that may be incurred under the warranty we provide for our products and record a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. Our warranty obligation is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required.

Advertising Expense

        The cost of advertising is expensed as of the first showing of each advertisement. We incurred $2.2 million, $3.1 million, and $3.3 million in advertising costs during 2009, 2008, and 2007, respectively.

Royalties

        We have licensing arrangements with a number of third parties under which we use patents of such third parties. Royalties and license fees expensed under these agreements approximated $0.8 million, $0.5 million, and $2.0 million in 2009, 2008, and 2007, respectively, and are included in cost of sales in our Consolidated Statements of Operations.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Shipping and Handling Costs

        Shipping and handling costs are costs that are incurred to move and prepare our products for shipment, and then to move the products to the customer's designated location. These costs are generally comprised of payments to third-party shippers. Shipping and handling costs are included in cost of sales in our Consolidated Statements of Operations.

Equity-Based Compensation

        Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to risk-free interest rate, dividend yield, expected stock-price volatility, and expected option term.

        The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The dividend yield assumption is based on our historical and future expectation of dividend payouts. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected option term assumptions require a level of judgment which make them critical accounting estimates.

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

        The expected option term, representing the period of time that options granted are expected to be outstanding, is estimated using a lattice-based model incorporating historical post vest exercise and employee termination behavior.

        We estimate forfeitures using historical experience, which is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Because of the significant amount of judgment used in these calculations, it is reasonably likely that circumstances may cause the estimate to change.

        With regard to the expected option term assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

Subsequent Events

        We have evaluated the consolidated financial statements for subsequent events through the filing date of this Form 10-K.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Recent Accounting Pronouncements

        Fair Value Measurements:    In January 2010, the FASB issued amended guidance related to Fair Value Measurements and Disclosures. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, this update requires that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of existing disclosures. For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

        We implemented new accounting guidance for our non-financial assets and non-financial liabilities as of January 1, 2009. This new guidance defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The accounts subject to the guidance are our long-lived assets, goodwill, and intangible assets. The implementation expanded our fair value disclosures but did not impact our consolidated financial position or results of operations. However, applying the provisions of this new guidance may impact our periodic fair value measurements for long-lived assets, goodwill and intangible assets in the future, as fair values calculated under the new guidance may be different from the fair values that would have been calculated under previous guidance (see Note 3).

        Revenue Recognition:    In October 2009, the FASB issued amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company believes that this guidance will not have a material impact on its consolidated financial statements.

        In October 2009, the FASB issued amended guidance that is expected to affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

both this guidance and the revisions to the multiple-element arrangements guidance noted above. The Company believes that this guidance will not have a material impact on its consolidated financial statements.

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

        Derivative Instruments and Hedging Activities:    In March 2008, the FASB issued a new pronouncement relating to Disclosures about Derivative Instruments and Hedging Activities. This pronouncement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under original guidance, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This pronouncement was effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of this accounting guidance did not impact our consolidated financial position or results of operations.

        Convertible debt:    In May 2008, new accounting guidance was issued that requires a portion of convertible debt to be allocated to equity. We implemented the new guidance as of January 1, 2009 and have applied it retrospectively to all periods presented, as required. This new guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as interest expense. The Notes are subject to such accounting guidance since they may be settled in cash upon conversion. Thus, as a result of the adoption of this accounting guidance, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the Notes. This reclassification created a $16.3 million discount on the debt that will be amortized over the remaining life of the Notes, which will be through April 15, 2012. The reclassification generated a $6.7 million deferred tax liability, which we offset with a corresponding decrease of the valuation allowance by the same amount. Prior periods are presented as if the new guidance was in effect as of the date of issuance. Thus, we have presented all financial data for prior periods in this report as if we had reclassified the $16.3 million and began amortizing the resultant debt discount in April 2007. The retrospective application of the new guidance described above to the results for the year ended December 31, 2008 increased the net loss attributable to Veeco from ($71.1) million to ($75.2) million and increased the loss per share attributable to Veeco from ($2.27) to ($2.40).

        During the fourth quarter of 2008, we repurchased an aggregate principal amount of $12.2 million of the Notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million. A gross

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

gain of approximately $5.1 million was recorded on these repurchases, which was partially offset by the write-off of approximately $0.1 million of unamortized deferred financing costs associated with the Notes, for a net gain of approximately $5.0 million. Such net gain was reduced to $3.8 million upon the adoption of the new accounting guidance, which required that the gain be calculated based on the fair value of the portion repurchased as of the repurchase date. The fair value approximated the carrying value net of the unamortized discount on the portion repurchased. The difference of approximately $1.2 million between the fair value and the amount paid was recorded as a reduction in the gain originally reported, which increased the accumulated deficit as of December 31, 2008 by that amount.

        For the years ended December 31, 2009 and 2008, we recorded $2.8 and $2.9 million, respectively, of additional interest expense in each period resulting from the amortization of the debt discount. This additional interest expense did not require the use of cash.

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

2.     Loss Per Common Share

        The following table sets forth basic and diluted net loss per common share and the weighted average shares outstanding and diluted weighted average shares outstanding (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007
Net loss	$(15,632)	$(75,421)	$(19,838)
Net loss attributable to noncontrolling interest	(65)	(230)	(628)

Net loss attributable to Veeco	$(15,567)	$(75,191)	$(19,210)

Loss per common share attributable to Veeco:
Basic and diluted	$(0.48)	$(2.40)	$(0.62)

Basic and diluted weighted average shares outstanding	32,628	31,347	31,020

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 761,000, 170,000 and 326,000 common equivalent shares for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the diluted weighted average shares outstanding due to the net losses sustained for these periods.

        In December 2001 and January 2002, we issued a total of $220.0 million of unsecured convertible subordinated notes due December 2008 and having a conversion price of $38.51 per share (the "Old Notes"). During 2006 and 2007, we repurchased $76.0 million of the Old Notes. During 2007, we issued a new series of convertible subordinated notes (the "New Notes") due April 15, 2012. We exchanged $118.8 million of Old Notes for $117.8 million of New Notes. Of the Old Notes, $25.2 million remained outstanding subsequent to the exchange. For the year ended December 31, 2007, the weighted-average effect of the assumed conversion of the Old Notes was approximately 1.8 million shares. During the fourth quarter of 2008, we paid the remaining $25.2 million of Old Notes outstanding. For the year ended December 31, 2008, the assumed conversion of the Old Notes was 0.5 million common equivalent shares. Due to the net loss reported for the periods, the convertible shares are anti-dilutive and, therefore, are not included in the diluted weighted average shares outstanding for the years ended December 31, 2008 and 2007.

        The New Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the New Notes in cash. Under the terms of the New Notes, we may pay the principal amount of converted New Notes in cash or in shares of common stock. We have indicated that we intend to pay such amounts in cash. Using the treasury stock method, the impact of the assumed conversion of the New Notes was anti-dilutive for the years ended December 31, 2008 and 2007, as the average stock price was below the conversion price of $27.23 for the period. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. The maximum number of common equivalent shares issuable upon conversion at December 31, 2007 was approximately 6.0 million. During the fourth quarter of 2008, we repurchased $12.2 million of New Notes, and for the years ended December 31, 2009 and 2008, the assumed conversion of the remaining $105.6 million of these New Notes were 5.3 million common equivalent shares. Due to the net loss reported for the period, the convertible shares are anti-dilutive and, therefore, are not included in the diluted weighted average shares outstanding for the year ended December 31, 2009. See Note 6 for further details on our debt.

3.     Fair Value Measurements

        We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy. The levels of fair value hierarchy are as follows:

  •
  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

  •
  Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

  •
  Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we categorize such assets or liabilities based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

        Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

        As of December 31, 2009, major categories of assets measured at fair value on a recurring basis under Level 2 consisted of CDARs totaling $180.0 million and derivative instruments totaling $0.2 million. As of December 31, 2008, the major category of liabilities measured at fair value on a recurring basis under Level 2 consisted of derivative instruments totaling ($0.9) million. The Company had no Level 1 and Level 3 assets and liabilities measured on a recurring basis during the years ended December 31, 2009 and 2008.

        During the year ended December 31, 2009, we purchased CDARs totaling $180.0 million. CDARs are carried at cost, which approximates market value. Accordingly, no gains or losses (realized/ unrealized) have been incurred.

        Derivative instruments include foreign currency forward contracts to hedge certain foreign currency transactions. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates.

        As of December 31, 2009, major categories of assets and liabilities measured at fair value under Level 3 on a nonrecurring basis consisted of property, plant and equipment totaling $59.4 million, goodwill totaling $59.4 million, intangible assets totaling $29.7 million, an asset retirement obligation totaling ($0.2) million and a restructuring liability totaling ($2.5) million. As of December 31, 2008, major categories of assets and liabilities measured at fair value under Level 3 on a nonrecurring basis consisted of property, plant and equipment totaling $64.4 million, goodwill totaling $59.2 million, intangible assets totaling $38.8 million and a restructuring liability totaling ($3.6) million. The Company had no Level 1 or Level 2 assets and liabilities measured on a nonrecurring basis during the years ended December 31, 2009 and 2008.

        In 2009, property, plant and equipment with a carrying amount of $54.7 million was written down to its implied fair value of $54.4 million, resulting in an impairment charge of $0.3 million, which was included in the statement of operations for the year ended December 31, 2009 (see Note 5).

        In 2008, property, plant and equipment with a carrying amount of $64.7 million was written down to its implied fair value of $64.4 million, resulting in an impairment charge of $0.3 million, which was included in the statement of operations for the year ended December 31, 2008 (see Note 5).

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        In 2008, goodwill with a carrying amount of $111.5 million was written down to its implied fair value of $59.2 million, resulting in an impairment charge of $52.3 million, which was included in the statement of operations for the year ended December 31, 2008 (see Note 5).

        In 2008, intangible assets with carrying amounts of $58.4 million were written down to their implied fair value of $38.8 million, resulting in an impairment charge of $19.6 million, which was included in the statement of operations for the year ended December 31, 2008 (see Note 5).

4.     Business Combinations

Mill Lane Engineering Co., Inc.

        On May 22, 2008, we acquired Mill Lane Engineering Co., Inc. ("Mill Lane"), a privately held manufacturer of web coating systems for flexible solar panels, for a purchase price of $11.0 million, net of cash acquired, plus potential future earn-out payments of up to $19.0 million (representing additional purchase price) contingent upon the future achievement of certain operating performance criteria. Fees related to the acquisition were $0.7 million. Mill Lane is based in Lowell, Massachusetts and at the time of acquisition had approximately 20 employees. The financial results of Mill Lane are included in our LED & Solar Process Equipment segment (see Note 10) as of the acquisition date. We have determined that this acquisition does not constitute a material business combination and therefore are not including pro forma financial statements in this report.

        As of December 31, 2008, we had accrued $9.6 million for our earn-out obligation due to the former owners of Mill Lane resulting from the achievement of certain operating performance criteria earned through the end of the fourth quarter of 2008. Payment of this earn-out obligation was made in the first quarter of 2009. As of December 31, 2009, no earn-out obligations remain under this purchase arrangement.

Fluens Corporation

        In 2006 we purchased 19.9% of the common stock of Fluens Corporation ("Fluens"). Veeco and Fluens jointly developed a next-generation process for high-rate deposition of aluminum oxide for data storage applications. For accounting purposes, we had consolidated Fluens into our financial results and financial position, and recorded the remaining 80.1% portion of its net loss and net assets as a noncontrolling interest. On May 14, 2009, we acquired the remaining 80.1% of Fluens for $1.5 million and an earn-out arrangement based on future performance. Since we already were consolidating Fluens, the purchase of the remaining 80.1% was treated in accordance with the applicable accounting guidance as a transaction among shareholders and not as a new business acquisition. Thus no gain or loss was recognized upon the purchase of the 80.1% portion, and the difference between the purchase price including the earn-out consideration and the amount by which noncontrolling interest was reduced on the balance sheet was attributed to equity of Veeco. Such difference amounted to approximately $1.0 million, and was recorded as additional paid-in capital.

        We paid $0.5 million of the $1.5 million purchase price of the 80.1% remaining portion of Fluens upon closing, as well as $0.2 million in respect of the earn-out arrangement for periods prior to 2009. We paid a second installment of $0.5 million of the purchase price on September 30, 2009. We will pay the remaining $0.5 million of the $1.5 million in the first quarter of 2010, which is included in accrued expenses in the accompanying Balance Sheet at December 31, 2009. Prior to our purchase of the

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

remaining 80.1%, approximately 31% of Fluens was owned by an individual then serving as Senior Vice President of Veeco.

DayStar Technologies, Inc.

        In July 2009, Veeco acquired certain assets, deemed to be a business pursuant to relevant accounting guidance, from DayStar Technologies, Inc. ("DayStar") in order to accelerate Veeco's penetration of the rapidly growing copper, indium, gallium, selenium ("CIGS") solar market. Veeco purchased selected equipment, took over leased facilities and hired employees from DayStar's research and development group in Clifton Park, New York. In connection with these transactions, Veeco paid DayStar $1.9 million in cash. The assets and financial results of DayStar are included in our LED & Solar Process Equipment segment (see Note 10).

5.     Balance Sheet Information (in thousands)

Inventories

	December 31,
	2009	2008
Raw materials	$49,013	$57,815
Work in process	21,560	28,733
Finished goods	6,991	8,382

	$77,564	$94,930

Property, Plant, and Equipment

	December 31,
			Estimated Useful Lives
	2009	2008
Land	$9,274	$9,274
Buildings and improvements	44,383	43,743	10-40 years
Machinery and equipment	100,156	105,194	3-10 years
Leasehold improvements	5,088	5,163	3-7 years

Gross property, plant, and equipment at cost	158,901	163,374
Less accumulated depreciation and amortization	99,512	99,002

Net property, plant, and equipment at cost	$59,389	$64,372

        For the years ended December 31, 2009, 2008, and 2007, depreciation expense was $12.8 million, $12.9 million, and $13.6 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets

        In accordance with the relevant accounting guidance related to goodwill and other intangible assets, we conducted our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarters of 2009 and 2008, using October 1st as our measurement date, and utilizing a discounted future cash flow approach as described in Note 1. This was consistent with the approach used in previous years. Based upon the results of such assessments, we determined that no goodwill

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

and indefinite-lived intangible asset impairment existed in any of its reporting units, as of October 1, 2009 and 2008, respectively.

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

        Changes in our goodwill during 2009 and 2008 are as follows (in thousands):

	2009	2008
Balance as of January 1	$59,160	$100,898
Impairment	—	(52,312)
DayStar acquisition	262	—
Mill Lane acquisition	—	930
Mill Lane earnout	—	9,644

Balance as of December 31	$59,422	$59,160

        As of December 31, 2009 and 2008, we had $2.9 million of indefinite-lived intangible assets consisting of trademarks and tradenames, which are included in the accompanying Consolidated Balance Sheets in the caption Intangible assets, net. See Note 9 for a summary of the 2008 goodwill impairment charge.

Intangible Assets

	December 31, 2009			December 31, 2008
	Purchased technology	Other intangible assets	Total intangible assets	Purchased technology	Other intangible assets	Total intangible assets
Gross intangible assets	$111,373	$48,190	$159,563	$111,033	$49,113	$160,146
Less accumulated amortization	(95,533)	(34,333)	(129,866)	(92,094)	(29,234)	(121,328)

Intangible assets, net	$15,840	$13,857	$29,697	$18,939	$19,879	$38,818

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        The estimated aggregate amortization expense for intangible assets with definite useful lives for each of the next five fiscal years is as follows (in thousands):

2010	$6,099
2011	5,359
2012	3,729
2013	2,086
2014	1,674

        In accordance with the relevant accounting guidance related to the impairment or disposal of long-lived assets, we performed an analysis as of December 31, 2008 of our definite-lived intangible and long-lived assets due to impairment indicators noted during the fourth quarter of 2008, pertaining to our Data Storage Process Equipment and AFM reporting units. Indications of impairment included deteriorating economic conditions, reduced orders, reduced revenue projections, and losses in our AFM reporting unit and a significant reduction in our market capitalization. No impairment indicators were present in the other two reporting units. For the purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For the Data Storage Process Equipment reporting unit the long-lived assets were grouped at one level below the reporting unit and at the reporting unit level for AFM. The recoverability of long-lived asset groups was measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by such assets. Developing the estimate of the undiscounted future cash flows requires significant judgment and projection of future financial performance, including projection of future revenue and expenses, working capital requirements and the time period in which the assets will be utilized. We used the economic life of the primary asset in the long-lived asset group to determine the forecast period of the future cash flows. For the AFM reporting unit, we analyzed long-lived assets with a carrying value of $27.8 million (consisting of $16.6 million of property, plant and equipment and $11.2 million of intangible assets principally patent defense and capitalized software costs) at December 31, 2008 for impairment and determined that no impairment existed. For the Data Storage Process Equipment reporting unit, we analyzed long-lived assets with a carrying value of $38.6 million at December 31, 2008 for impairment and determined that no impairment existed for one of the identifiable long-lived asset groups with a carrying value of $12.8 million (consisting principally of property, plant and equipment). Since the carrying amount of long-lived assets within the other identifiable asset group exceeded the estimated future cash flows of such assets, an impairment existed. This long-lived asset group consists of intangible assets of $24.0 million (primarily purchased technology) and $1.8 million of property, plant and equipment pertaining to its mechanical processing product line of Saws and Lappers. The amount of the impairment is determined by comparing the fair value of the long-lived asset group to the carrying value. As permitted under applicable accounting guidance we determined the fair value of our long-lived asset groups utilizing a discounted cash flow approach applying a risk free interest rate. The carrying value of the long-lived assets exceeded the fair value by $15.7, million which was recorded as an impairment charge and was allocated on a pro rata basis to the long-lived assets with $14.6 million allocated to intangible assets and $1.1 million allocated to property, plant and equipment. We currently expect to recover the remaining carrying value of the asset group of $10.1 million by cash flows generated by the use of the assets over their remaining useful life. See Note 9 for a summary of the asset impairment charge. As of December 31, 2009, no impairment indicators were noted.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Accrued Expenses

	December 31,
	2009	2008
Payroll and related benefits	$22,848	$20,059
Sales, use, income and other taxes	3,464	2,776
Customer deposits and advanced billings	61,976	18,021
Warranty	7,556	6,892
Restructuring liability	2,451	3,568
Contingent earn-out payment	—	9,644
Other	8,150	6,004

	$106,445	$66,964

Accrued Warranty

        We estimate the costs that may be incurred under the warranty we provide for our products and recognize a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect our warranty liability include product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Changes in our warranty liability during the period are as follows:

	2009	2008
Balance as of beginning of year	$6,892	$6,502
Warranties issued during the period	5,156	4,783
Settlements made during the period	(4,492)	(4,393)

Balance as of end of year	$7,556	$6,892

6.     Debt

Credit Agreement

        In February 2009, we entered into an amendment to our then existing credit agreement with HSBC Bank USA, National Association ("HSBC"), as administrative agent, and the lenders named therein (as amended, the "Credit Agreement"). As part of the amendment, we reduced the amount of the revolving credit facility, modified certain existing covenants and added certain new covenants. In addition, the commitment fees and interest rate were increased. As amended, the Credit Agreement provided for revolving credit borrowings of up to $30.0 million. The annual interest rate under the Credit Agreement was a floating rate equal to the prime rate of the agent bank plus 2.0%. A LIBOR-based interest rate option was also provided. Borrowings could have been used for general corporate purposes, including working capital requirements. The Credit Agreement contained certain restrictive covenants which included the maintenance of minimum cash balances and limitations with respect to incurrence of indebtedness, the payment of dividends, long-term leases, investments, mergers, acquisitions, consolidations and sales of assets. In addition, under such Credit Agreement, we were required to satisfy certain financial tests, including minimum profitability levels. Substantially all of our assets and those of our material domestic subsidiaries, other than real estate, were pledged to secure our obligations under the Credit Agreement. As of December 31, 2008, there were no borrowings

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

outstanding under the Credit Agreement and letters of credit outstanding were approximately $0.4 million. Interest expense associated with the Credit Agreement recorded during 2009, 2008 and 2007 was approximately $0.2 million, $0.3 million and $0.2 million, respectively.

        The cash proceeds received from our secondary public offering of $130.0 million, coupled with cash generated from operations of $57.8 million during 2009 resulted in $283.6 million of cash and short-term investments at December 31, 2009. As a result, we elected to terminate the Credit Agreement, effective December 31, 2009. The termination of the Credit Agreement eliminates future commitment fees, restrictive covenants and collateral pledges, which were part of this facility. As of December 31, 2009, there were no borrowings outstanding under the Credit Agreement, but there was a letter of credit outstanding of approximately $0.5 million, which will be continued under a separate arrangement with HSBC.

Long-term Debt

        Long-term debt is summarized as follows (in thousands):

	December 31,
	2009	2008
Convertible subordinated debt (New Notes)	$98,081	$95,235
Mortgage notes payable	3,095	3,291

	101,176	98,526
Less current portion	212	196

	$100,964	$98,330

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        The New Notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of New Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for our common stock on April 16, 2007). Holders may convert the New Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices 130% of the conversion price for a specified period. We pay interest on these notes on April 15 and October 15 of each year. The New Notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

        During the fourth quarter of 2008, we paid off the remaining $25.2 million of Old Notes outstanding. In addition, we repurchased $12.2 million aggregate of the New Notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million. A gross gain of approximately $5.1 million was recorded on these repurchases offset by the write-off of approximately $0.1 million of unamortized deferred financing costs associated with the New Notes, for a net gain of approximately $5.0 million. Such net gain was reduced to $3.8 million upon the adoption of the new accounting guidance (see Note 1), which required that the gain be calculated based on the fair value of the portion repurchased as of the repurchase date. The fair value approximated the carrying value net of the unamortized discount on the portion repurchased. The difference of approximately $1.2 million between the fair value and the amount paid was recorded as a reduction in the gain originally reported, which increased the accumulated deficit as of December 31, 2008 by that amount.

        As of January 1, 2009, we implemented new accounting guidance related to our convertible debt and have applied it retrospectively to all periods presented, as required. This new guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as interest expense. The Notes are subject to such accounting guidance since they may be settled in cash upon conversion (see Note 1).

        For the years ended December 31, 2009, 2008 and 2007, we recorded approximately $2.8, $2.9 and $1.9 million, respectively, of additional interest expense in each period resulting from the amortization of the debt discount. This additional interest expense did not require the use of cash.

        The components of interest expense recorded on the New Notes for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Contractual interest	$4,356	$4,801	$3,642
Amortization of the discount on the New Notes	2,846	2,917	1,850

Total interest expense on the New Notes	$7,202	$7,718	$5,492

Effective interest rate	6.8%	6.7%	6.5%

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        The carrying amounts of the liability and equity components of the New Notes as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Carrying amount of the equity component	$16,318	$16,318

Principal balance of the liability component	$105,574	$105,574
Less: unamortized discount	7,493	10,339

Net carrying value of the liability component	$98,081	$95,235

        At December 31, 2009 and 2008, $105.6 million of the New Notes were outstanding with fair values of approximately $144.6 million and $68 million, respectively.

Mortgage Notes Payable

        Long-term debt at December 31, 2009, also includes a mortgage note payable, which is secured by certain land and buildings with carrying amounts aggregating approximately $5.2 million and $5.3 million at December 31, 2009 and December 31, 2008, respectively. The mortgage note payable ($3.1 million at December 31, 2009 and $3.3 million at December 31, 2008) bears interest at an annual rate of 7.91%, with the final payment due on January 1, 2020. The fair market value of this note at December 31, 2009 and 2008 was approximately $3.3 million and $3.6 million, respectively.

Maturity of Long-term Debt

        Long-term debt matures as follows (in thousands):

2010	$212
2011	229
2012	105,822
2013	268
2014	290
Thereafter	1,848

	108,669	*
Less current portion	212

	$108,457

*
Difference of $7,493 from $101,176 in the Consolidated Balance Sheet is due to the unamortized debt discount.

7.     Stock Compensation Plans and Equity

Stock Option and Restricted Stock Plans

        We have several stock option and restricted stock plans. The Veeco Instruments Inc. 2000 Stock Incentive Plan, as amended (the "2000 Plan"), was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of up to

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

8,530,000 stock awards, either in the form of options to purchase shares of our common stock or restricted stock awards. Up to 1,700,000 of the awards authorized under the 2000 Plan may be issued in the form of restricted stock. As of December 31, 2009, there are 554,950 shares available for future grants. Stock awards granted pursuant to the 2000 Plan expire after seven years and generally vest over a two-year to five-year period following the grant date. In addition, the 2000 Plan provides for automatic annual grants of restricted stock to each member of our Board of Directors who is not an employee. As of December 31, 2009, there are 4,356,373 options outstanding under this plan.

        The Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees (the "Non-Officer Plan") was approved by the Board of Directors in October 2000. The Non-Officer Plan provided for the grant of stock options to non-officer employees to purchase shares of our common stock. Stock options granted pursuant to the Non-Officer Plan become exercisable over a three-year period following the grant date and expire after seven years. As of December 31, 2009, there are 16,950 options outstanding under this plan.

        The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "1992 Plan") provided for the grant to officers and key employees of stock options to purchase shares of our common stock. Stock options granted pursuant to the 1992 Plan became exercisable over a three-year period following the grant date and expire after ten years. As of December 31, 2009, there are 5,840 stock options outstanding under this plan.

        The Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors, as amended, (the "Directors' Option Plan"), provided for automatic annual grants of stock options to each member of our Board of Directors who is not an employee. Such options are exercisable immediately and expire after ten years. As of December 31, 2009, there are 2,333 options outstanding under this plan.

        The Non-Officer Plan, the 1992 Plan and the Directors' Option Plan have been frozen; and, thus, there are no options available for future grant as of December 31, 2009 under these plans.

        In addition to the plans described above, we assumed certain stock option plans and agreements relating to the merger in September 2001 with Applied Epi, Inc. ("Applied Epi"). These stock option plans do not have options available for future grants. Options granted under these plans expire after ten years from the date of grant. Options granted under two of these plans vested over three years and options granted under one of these plans vested immediately. As of December 31, 2009, there are 123,614 options outstanding under the various Applied Epi plans.

        In May 2000, we assumed certain stock option plans and agreements related to CVC, Inc. ("CVC") and Commonwealth Scientific Corporation, a subsidiary of CVC, which were in effect prior to the merger with Veeco. These plans do not have options available for future grants. The options granted under these plans generally vested over a three to five year period and expire five to ten years from the date of grant. As of December 31, 2009, there are 860 options outstanding under the various CVC and Commonwealth Scientific Corporation plans.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Equity-Based Compensation, Stock Option and Restricted Stock Activity

        Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The following compensation expense was included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years ended December 31,
	2009	2008	2007
Equity-based compensation expense	$8,537	$10,526	$5,620

        For the year ended December 31, 2009, total equity-based compensation expense included a charge of $0.7 million for the acceleration of equity awards associated with the retirement of our former CFO. For the year ended December 31, 2008, total equity-based compensation expense included a charge of $3.0 million for the acceleration of equity awards associated with a mutually agreed-upon termination of the employment agreement with our former CEO (who currently remains as Chairman of the Board of Directors) following the successful completion of the CEO transition. For the year ended December 31, 2007, total compensation expense included a charge of $0.6 million for the modification of equity awards associated with termination agreements made with five key employees.

        As of December 31, 2009, the total unrecognized compensation cost related to nonvested stock awards and option awards expected to vest is $7.3 million and $9.3 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.4 years and 2.1 years for the nonvested stock awards and for option awards, respectively.

        The fair value of each option granted during the years ended December 31, 2009, 2008, and 2007, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2009	2008	2007
Weighted-average expected stock-price volatility	65%	49%	39%
Weighted-average expected option life	4 years	3 years	3 years
Average risk-free interest rate	1.79%	3.14%	4.60%
Average dividend yield	0%	0%	0%

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        A summary of our restricted stock awards including restricted stock units as of December 31, 2009, is presented below:

	Shares (000s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2008	679	$17.84
Granted	512	9.60
Vested	(178)	19.61
Forfeited (including cancelled awards)	(121)	16.25

Nonvested at December 31, 2009	892	$12.97

        During the year ended December 31, 2009, we granted 465,018 shares of restricted common stock and 47,500 restricted stock units to key employees, which vest over three or four year periods. Included in this grant were 51,018 shares of restricted common stock granted to the non-employee members of the Board of Directors in May 2009, which vest over a period of one year. The vested shares include the impact of 47,879 shares of restricted stock which were cancelled in 2009 due to employees electing to receive fewer shares in lieu of paying withholding taxes. The total grant date fair value of shares that vested during 2009 was $3.4 million.

        A summary of our stock option plans as of and for the year ended December 31, 2009, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2008	5,521	$20.23
Granted	1,633	11.02
Exercised	(755)	16.66
Forfeited (including cancelled options)	(1,893)	22.94

Outstanding at December 31, 2009	4,506	$16.35	$75,763	4.5

Options exercisable at December 31, 2009	2,126	$19.84	$28,618	2.7

        The weighted-average grant date fair value of stock options granted for the years ended December 31, 2009, 2008, and 2007 was $5.35, $5.26, and $5.68, respectively, per option. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, and 2007 was $7.3 million, $0.4 million, and $0.9 million, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009 (000s)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2009 (000s)	Weighted- Average Exercise Price
$0.27-6.51	55	2.8	$2.54	42	$1.27
8.82-13.34	1,526	6.4	10.78	6	12.38
14.46-21.84	2,666	3.7	18.54	1,843	18.97
21.93-54.35	255	1.9	28.93	231	29.51
60.44-72.00	4	0.4	65.35	4	65.35

	4,506	4.5	$16.35	2,126	$19.84

Shares Reserved for Future Issuance

        As of December 31, 2009, we have reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and grants of restricted stock	5,135,647
Issuance upon conversion of subordinated debt	5,350,934

Total shares reserved	10,486,581

Issuance of Common Stock

        On October 28, 2009 the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (the "Underwriters"), for the sale of 5,000,000 shares of our common stock. In addition, the Underwriters had an option, which they exercised in full, to purchase up to an additional 750,000 shares of our common stock on the same terms for 30 days from the date of the Underwriting Agreement, solely to cover over-allotments. On November 3, 2009, we completed this offering selling 5,750,000 shares for net proceeds totaling $130.1 million, net of transaction costs totaling $0.3 million.

Preferred Stock

        Our Board of Directors has authority under our Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board of Directors.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

8.    Income Taxes

        (Loss) income before income taxes in the accompanying Consolidated Statements of Operations consists of (in thousands):

	Year ended December 31,
	2009	2008	2007
Domestic	$(14,225)	$(82,914)	$(25,797)
Foreign	(60)	9,385	9,610

	$(14,285)	$(73,529)	$(16,187)

        Significant components of the provision for income taxes are presented below (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$(344)	$(360)	$(13)
Foreign	1,309	1,078	2,239
State	803	199	221

Total current provision for income taxes	1,768	917	2,447
Deferred:
Federal	940	437	2,188
Foreign	(919)	463	(83)
State	(442)	75	(901)

Total deferred provision for income taxes	(421)	975	1,204

Total provision for income taxes	$1,347	$1,892	$3,651

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        The following is a reconciliation of the income tax (benefit) computed using the Federal statutory rate to our actual income tax provision (in thousands):

	Year ended December 31,
	2009	2008	2007
Income tax (benefit) at U.S. statutory rates	$(5,003)	$(25,735)	$(5,665)
State income tax expense (benefit) (net of federal impact)	179	(1,128)	(761)
Goodwill impairment	—	13,169	—
Nondeductible expenses	201	228	250
Noncontrolling interest	28	495	219
Equity compensation	1,678	2,616	734
Nondeductible compensation	826	1,473	181
Research and development tax credit	(1,855)	(1,031)	(1,341)
Foreign operating loss currently realizable	—	—	(2,083)
Convertible debt discount	—	(248)	6,579
Net change in valuation allowance	6,017	14,150	5,482
Change in accrual for unrecognized tax benefits	(4,114)	—	(702)
Foreign tax rate differential	4,234	(1,256)	684
Other	(844)	(841)	74

	$1,347	$1,892	$3,651

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Inventory valuation	$13,261	$15,094
Domestic net operating loss carry forwards	39,312	31,644
Tax credit carry forwards	24,216	23,618
Foreign net operating loss carry forwards	834	692
Purchased intangible assets	6,662	7,335
Warranty and installation accruals	2,432	2,261
Equity compensation	4,659	3,175
Other accruals	1,654	3,240
Depreciation	1,815	—
Other	3,235	3,156

Total deferred tax assets	98,080	90,215
Valuation allowance	(84,723)	(78,706)

Net deferred tax assets	13,357	11,509
Deferred tax liabilities:
Depreciation	—	27
Purchased intangible assets	8,439	8,482
DISC termination	201	402
Noncontrolling interest	—	426
Convertible debt discount	3,072	4,239
Undistributed earnings	3,292	—
Other	287	288

Total deferred tax liabilities	15,291	13,864

Net deferred taxes	$(1,934)	$(2,355)

        U.S. income taxes have not been provided for approximately $6.6 million of cumulative undistributed earnings of our non-U.S. subsidiaries located in China, Korea, Malaysia, the Netherlands, Singapore, Taiwan, and the United Kingdom. We intend to reinvest these earnings indefinitely. If these earnings were repatriated, additional foreign withholding taxes of approximately $1.0 million would be payable. No additional U.S. tax would be due based on available net operating loss and tax credit carry forwards.

        We have domestic net operating loss carry forwards of approximately $95.9 million for financial reporting purposes and $118.6 million for tax purposes, which expire at various times between 2020 and 2029. The net operating loss carry forward amounts differ for tax and financial reporting purposes principally due to the application of the 'with and without method' of accounting for equity-based compensation as provided for under relevant accounting guidance. We also have credit carry forwards of approximately $24.2 million for financial reporting purposes and $25.3 million for tax purposes, consisting primarily of foreign tax credits, which expire at various times between 2012 and 2019, and research and development credits, which expire between 2017 and 2029. The credit carry forward amounts differ for tax and financial reporting purposes due to the impact of unrecognized tax benefits established under relevant accounting guidance for the accounting for uncertainty in income taxes.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        The valuation allowance of $84.7 million at December 31, 2009 increased by approximately $6.0 million during the year then ended. This increase is principally due to the increase in the net operating loss carry forwards, partially offset by changes in temporary differences. If we are able to realize part or all of the domestic deferred tax assets in future periods, we will reduce our provision for income taxes with a release of the valuation allowance in an amount that corresponds with the income tax liability generated. Our net deferred tax liability of approximately $1.9 million at December 31, 2009 principally related to a $5.0 million net deferred tax liability pertaining to our domestic operations, offset by $3.1 million of deferred tax assets pertaining to our foreign operations. Our net deferred tax liability of approximately $2.4 million at December 31, 2008 principally related to a $4.6 million net deferred tax liability pertaining to our domestic operations, offset by $2.2 million of deferred tax assets pertaining to our foreign operations.

        Pursuant to the accounting for uncertainty in income taxes accounting guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected.

        We had a net increase of approximately $0.7 million in our accrual for unrecognized tax benefits for the year ended December 31, 2009 as a result of an increase to our accrual for existing domestic and foreign unrecognized tax benefits and newly established foreign uncertain tax positions. As a result, we had approximately $1.4 million of unrecognized tax benefits at December 31, 2009, which predominantly relate to positions taken on our foreign tax returns and all of which represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. At December 31, 2008, the reserve for unrecognized tax benefits was $0.7 million relating to foreign unrecognized tax benefits.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008
Beginning balance as of December 31	$694	$1,386
Additions for tax positions related to current year	725	70
Reductions for tax positions relating to current year	—	—
Additions for tax positions relating to prior years	—	165
Reductions for tax positions relating to prior years	(62)	(597)
Reductions due to the lapse of the applicable statute of limitations	—	(330)
Settlements	—	—

Ending balance as of December 31	$1,357	$694

        It is our policy to recognize interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to unrecognized tax benefits was approximately $0.5 million and $0.3 million as of December 31, 2009 and 2008, respectively. The

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

change in the accrual for interest and penalties increased our tax expense by approximately $0.2 million during 2009 and decreased our accrual for interest and penalties by approximately $0.2 million during 2008.

        At December 31, 2009 and 2008, our deferred tax asset and related valuation allowance excluded $1.1 million and $5.1 million, respectively, relating to unrecognized tax benefits. The approximately $4.0 million decrease in our deferred tax asset and the related valuation allowance for unrecognized tax benefits is the result of the conclusion of the Internal Revenue Service examination discussed below.

        We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. During the year ended December 31, 2009, the Internal Revenue Service concluded its examination of our 2006 federal income tax return with a minor adjustment to our credit carry forwards. All material federal income tax matters have been concluded for years through 2006 subject to subsequent utilization of net operating losses generated in such years. All material state and local income tax matters have been concluded for years through 2005. The majority of our foreign jurisdictions have been reviewed through 2007 with only a few jurisdictions having open tax years between 2004 and 2007. None of our tax returns are currently under examination in the federal and foreign jurisdictions.

9.    Commitments and Contingencies and Other Matters

Restructuring and Other Charges

        During 2007, management initiated a profit improvement plan, resulting in personnel severance costs associated with a reduction of our workforce which included management, administration and manufacturing employees' companywide. Additionally, during the fourth quarter of 2007, we took additional measures to improve profitability, including a reduction of discretionary expenses, realignment of our sales organization to more closely match current market and regional opportunities, and consolidation of certain engineering groups within our data storage business, which included the discontinuation of two products. During 2008 and 2009, we continued our multi-quarter plan to improve profitability and reduce and contain spending. We made progress against the initiatives that management set in 2007, continued our restructuring plan and executed activities with a focus on creating a more cost effective organization, with a greater percentage of variable costs. These activities included downsizing and consolidating some locations, reducing our workforce, consultants and discretionary expenses and realigning our sales organization and engineering groups. In addition, due to a weakened and deteriorated business environment we have intensified and accelerated our restructuring activities.

        In conjunction with these activities, we recognized restructuring charges of approximately $7.7 million, $10.6 million and $6.7 million during the years ended December 31, 2009, 2008 and 2007, respectively, and inventory write-offs of $1.5 million and $2.9 million, included in cost of sales in the accompanying Consolidated Statement of Operations, related to discontinued data storage and legacy semiconductor products during the years ended December 31, 2009 and 2008, respectively. Additionally, during the year ended December 31, 2007, we discontinued two data storage product lines, resulting in an inventory write-off, included in cost of sales in the accompanying Consolidated Statement of

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Operations, of $4.8 million. Restructuring expense for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Personnel severance costs	$6,297	$3,493	$4,314
Lease-related and other costs	1,383	4,132	—
Modification of stock awards	—	3,018	572
Purchase order commitments	—	—	1,840

	7,680	10,643	6,726
Less adjustment of 2007 restructuring liability	—	(81)	—

	$7,680	$10,562	$6,726

Personnel severance costs

        During 2009, we recorded $6.3 million in personnel severance and related costs resulting from a headcount reduction of 239 employees. This reduction in workforce included executives, management, administration, sales and service personnel and manufacturing employees' companywide.

        During 2008, we recorded a $3.7 million restructuring charge related to a mutually agreed-upon termination of the employment agreement with our former CEO (who currently remains as Chairman of the Board of Directors) following the successful completion of the CEO transition, which included a charge of $3.0 million for the acceleration of stock-based compensation expense and $0.7 million related to salary and other related compensation, as specified in the employment agreement. The modification of the stock awards was recorded as an increase to additional paid-in capital. In addition, we eliminated approximately 74 employees or 6.0% of total employees during 2008 resulting in personnel severance costs of approximately $2.8 million, primarily in connection with increased outsourcing in our Data Storage and LED & Solar Process Equipment segments, downsizing and realignment in our Metrology segment associated with executing an operational turnaround, and realignment of the sales and service organization. This reduction in workforce included executives, management, administration and manufacturing employees' companywide.

        During 2007, we incurred a $4.3 million restructuring charge for personnel severance costs related to a headcount reduction of approximately 90 employees, or approximately 7.5% of total employees, which included management, administration and manufacturing employees' companywide. Additionally, a charge of $0.6 million for the modification of stock awards was recorded as part of a termination agreement with each of five key employees as an increase to additional paid-in capital. The terms of the modifications included accelerated vesting and extended exercise periods.

Lease-related and other costs

        During 2009, we vacated our Data Storage Process Equipment facilities in Camarillo, CA. As a result, we incurred a $1.4 million restructuring charge, consisting primarily of the remaining lease payment obligations and estimated property taxes for the facility we vacated, offset by the estimated expected sublease income to be received. We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the liability. We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates. The

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

assumptions are based on management's best estimates, and will be adjusted periodically if new information is obtained.

        During 2008, we recorded a $3.7 million restructuring charge for lease-related costs as part of the consolidation of our corporate headquarters into our Plainview, New York manufacturing facility during the first quarter of 2008. This charge primarily consisted of the liability for the remaining lease payments and property taxes relating to the facility we vacated, offset by expected sublease income. We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the net cash flows. We developed these assumptions, based on our understanding of the current real estate market as well as current market interest rates, which are adjusted periodically based upon new information, events and changes in the real estate market. In addition, we incurred a restructuring charge of $0.4 million associated with the termination of a leased facility in Santa Barbara, California that we vacated during the third quarter of 2008.

        The following is a reconciliation of the liability for the 2009 and 2008 restructuring charge from inception through December 31, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-term liability
Lease-related costs 2008	$—	$—	$259	$1,189	$1,448
Personnel severance charges 2008	732	477	879	1,405	3,493

Total charged to accrual 2008	732	477	1,138	2,594	4,941

Lease-related costs 2009	190	803	13	—	1,006
Personnel severance charges 2009	1,005	1,826	2,830	636	6,297

Total charged to accrual 2009	1,195	2,629	2,843	636	7,303

Short-term/long-term reclassification 2008	—	—	—	892	892
Short-term/long-term reclassification 2009	—	148	—	1,084	1,232
Cash payments 2008	(72)	(207)	(604)	(1,627)	(2,510)
Cash payments 2009	(1,502)	(2,561)	(3,362)	(1,982)	(9,407)

Balance as of December 31, 2009	$353	$486	$15	$1,597	$2,451

Long-term liability
Lease-related costs 2008	$—	$—	$—	$2,684	$2,684
Lease-related costs 2009	—	377	—	—	377
Short-term/long-term reclassification 2008	—	—	—	(892)	(892)
Short-term/long-term reclassification 2009	—	(148)	—	(1,084)	(1,232)
Other adjustments	—	—	—	(172)	(172)

Balance as of December 31, 2009	$—	$229	$—	$536	$765

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        The balance of the short-term restructuring liability relating to personnel severance charges is expected to be paid over the next three to six months. The long-term liability will be paid over the remaining life of the leases for the former corporate headquarters and a former Data Storage Process Equipment facility, which expire in June 2011 and May 2012, respectively. We currently do not anticipate or expect to incur additional restructuring charges during 2010.

        The following is a reconciliation of the liability for the 2007 restructuring charge from inception through December 31, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Personnel severance charges	$34	$658	$1,497	$2,125	$4,314
Purchase order commitments	—	1,840	—	—	1,840

Total charged to accrual	34	2,498	1,497	2,125	6,154
Cash payments during 2007	(17)	(435)	(751)	(633)	(1,836)
Reversal of accrual during 2008	—	(81)	—	—	(81)
Cash payments during 2008	(17)	(1,982)	(746)	(1,247)	(3,992)
Cash payments during 2009	—	—	—	(245)	(245)

Balance as of December 31, 2009	$—	$—	$—	$—	$—

Asset Impairment Charges

        During 2009, we recorded a $0.3 million asset impairment charge in the second quarter for property, plant and equipment no longer being utilized in our Data Storage Process Equipment reporting unit.

        During 2008, we recorded a $73.3 million asset impairment charge, of which $73.0 million was recorded during the fourth quarter and $0.3 million was recorded during the first quarter. The fourth quarter charge consisted of $52.3 million related to goodwill ($30.4 million in our Data Storage Process Equipment reporting unit and $21.9 million in our Metrology reporting unit), $19.6 million related to intangible assets ($5.0 million of indefinite-lived trademarks and $14.6 of other definite-lived intangibles in our Process Equipment Data Storage reporting unit) and $1.1 million in property, plant and equipment in our Data Storage Process Equipment reporting unit (see Note 5).

        The first quarter charge consisted of $0.3 million associated with property and equipment abandoned as part of the consolidation of our corporate headquarters into our Plainview facility.

        During 2007, we recorded an asset impairment charge of $1.1 million attributable to certain property and equipment associated with the discontinuance of two product lines in our Data Storage Process Equipment reporting unit.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

Minimum Lease Commitments

        Minimum lease commitments as of December 31, 2009 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows (in thousands):

2010	$3,814
2011	2,358
2012	1,289
2013	968
2014	462
Thereafter	476

$9,367

        Rent charged to operations amounted to $3.4 million, $4.3 million, and $5.3 million in 2009, 2008, and 2007, respectively. In addition, we are obligated under such leases for certain other expenses, including real estate taxes and insurance.

Environmental Remediation

        We may, under certain circumstances, be obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at our Plainview, New York facility. We have been indemnified for any liabilities we may incur in excess of $250,000 with respect to any such remediation and have a liability recorded for this amount as of December 31, 2009. No comprehensive plan has been required to date. Even without consideration of such indemnification, we do not believe that any material loss or expense is probable in connection with any remediation plan that may be proposed.

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

December 31, 2009

that the patents we had sued on were invalid and unenforceable, and had filed a counterclaim for infringement of a patent licensed by Asylum, and payment of royalties it believed it was owed.

        In August of 2008, we settled the patent litigation which we had brought against Asylum. In the settlement, Veeco and Asylum agreed to drop all pending claims against each other and agreed to a five year, worldwide cross license of each company's patents and a mutual covenant not to sue on patents either party has a right to assert. As part of the settlement, Asylum acknowledged the validity of our patents asserted in the case and made payment to us for license fees and will pay an ongoing royalty to us for the five-year term of the cross license. During the case, we capitalized legal costs incurred to defend our patents and are now amortizing these capitalized costs over the remaining lives of these patents. Payments received from Asylum for license fees and royalties have been and will continue to be netted against these capitalized patent defense costs upon receipt. We are not required to make any payments to Asylum under this settlement including any royalties relating to the cross license.

        In accordance with the relevant accounting guidance for Revenue Arrangements with Multiple Deliverables, we identified five elements to this settlement agreement as follows: (1) the dismissal of the pending litigation by us against Asylum, (2) the dismissal of the pending litigation by Asylum against us, (3) the licensing of certain patents from Asylum, (4) the licensing of certain patents to Asylum and (5) a mutual covenant not to sue. We have allocated all of the consideration and value received from the settlement to element number 4—the licensing of certain patents to Asylum, primarily because Asylum admitted in the settlement agreement that the five Veeco patents included in the infringement suit are valid and enforceable. Accordingly, the consideration received by us pursuant to the settlement relates primarily to the fees and royalties associated with the licenses granted to Asylum.

        We are involved in various other legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

        Our business depends in large part upon the capital expenditures of our top ten customers, which accounted for 71% and 48% of total accounts receivable at December 31, 2009 and 2008, respectively. Of such, HB LED, data storage and metrology customers accounted for approximately 50%, 19% and 2%, and 9%, 38% and 1%, respectively, of total accounts receivable at December 31, 2009 and 2008.

        Customers who accounted for more than 10% of our aggregate accounts receivable and net sales are as follows:

	Accounts Receivable December 31,		Net Sales For the Year Ended December 31,
	2009	2008	2009	2008	2007
Customer A.	34%	*	20%	*	*
Customer B.	12%	23%	*	17%	10%
Customer C	*	11%	*	*	*

*
Less than 10% of aggregate accounts receivable or net sales.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

        The LED & Solar Process Equipment, Data Storage Process Equipment and Metrology segments sell to these major customers.

        We manufacture and sell our products to companies in different geographic locations. In certain instances, we require deposits for a portion of the sales price in advance of shipment. We perform periodic credit evaluations of our customers' financial condition and, where appropriate, require that letters of credit be provided on certain foreign sales arrangements. Receivables generally are due within 30-60 days, other than receivables generated from customers in Japan where payment terms generally range from 60-90 days. Our net accounts receivable balance is concentrated in the following geographic locations (in thousands):

	December 31,
	2009	2008
Americas	$20,157	$21,051
Europe, Middle East and Africa ("EMEA")	15,838	15,341
Japan	3,301	8,183
Asia Pacific	45,062	15,075
Other	—	9

	$84,358	$59,659

Suppliers

        We currently outsource, and plan to increase the outsourcing of, certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, data storage process equipment systems, solar deposition systems, ion sources and certain components in our metrology products. We primarily rely on several suppliers for the manufacturing of these systems. We plan to maintain internal manufacturing capability for these systems at least until such time as we have qualified one or more alternate suppliers to perform this manufacturing. The failure of our present suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows, and relationships with our customers.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

10.    Foreign Operations, Geographic Area, and Product Segment Information

        Net sales which are attributed to the geographic location in which the customer facility is located and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2009, 2008, and 2007 are as follows (in thousands):

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2009	2008	2007	2009	2008	2007
United States	$87,531	$163,754	$127,884	$147,383	$161,217	$225,395
Other	2,963	2,172	2,616	—	—	—

Total Americas	90,494	165,926	130,500	147,383	161,217	225,395
EMEA(1)	78,042	94,142	77,985	315	427	603
Japan	19,640	38,453	55,815	445	308	250
Asia Pacific(1)	191,973	144,288	138,175	365	398	439

Total Other Foreign Countries	289,655	276,883	271,975	1,125	1,133	1,292

	$380,149	$442,809	$402,475	$148,508	$162,350	$226,687

(1)
For the year ended December 31, 2009, net sales to customers in South Korea and China were 26.6% and 10.2% of total net sales, respectively. For the year ended December 31, 2008, net sales to customers in Taiwan were 10.1% of total net sales. No other country in EMEA and Asia Pacific accounted for more than 10% of our net sales for the periods presented.

        We manage the business, review operating results and assess performance, as well as allocate resources, based upon three separate reporting segments that reflect the market focus of each business. The Light Emitting Diode ("LED") & Solar Process Equipment segment consists of metal organic chemical vapor deposition ("MOCVD") systems, molecular beam epitaxy ("MBE") systems, thermal deposition sources, and other types of deposition systems used to deposit materials on flexible and glass substrates. These systems are primarily sold to customers in the high-brightness light emitting diode ("HB LED") and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, St. Paul, Minnesota, and Lowell, Massachusetts. The Data Storage Process Equipment segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry. This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Santa Barbara, California. In our Metrology segment, we design and manufacture atomic force microscopes, scanning probe microscopes, stylus profilers, and optical interferometers used to provide critical surface measurements in research and production environments. This broad line of products is used in universities, research facilities and scientific centers worldwide. In production environments such as semiconductor, data storage and other broad industries, our metrology instruments enable customers to monitor their products throughout the manufacturing process to improve yields, reduce costs, and improve product quality. This segment has product development and marketing sites in Camarillo and Santa Barbara, California and Tucson, Arizona.

        We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items ("Segment profit (loss)"), which is the

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment profit (loss) reports baseline performance and thus provides useful information. Certain items include restructuring expenses, asset impairment charges, inventory write-offs and equity-based compensation expense. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

        The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) before income taxes for the years ended December 31, 2009, 2008, and 2007, and goodwill and total assets as of December 31, 2009 and 2008 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Year ended December 31, 2009
Net sales	$205,153	$77,259	$97,737	$—	$380,149

Segment profit (loss)	$32,454	$25	$(3,931)	$(10,598)	$17,950
Interest expense, net	—	—	—	6,850	6,850
Amortization expense	3,137	1,599	2,170	432	7,338
Equity-based compensation expense	1,358	1,020	990	5,169	8,537
Restructuring expense	1,196	3,006	2,843	635	7,680
Asset impairment charge	—	304	—	—	304
Inventory write-offs	—	1,526	—	—	1,526

Income (loss) before income taxes	$26,763	$(7,430)	$(9,934)	$(23,684)	$(14,285)

Year ended December 31, 2008
Net sales	$165,812	$149,123	$127,874	$—	$442,809

Segment profit (loss)	$26,962	$20,867	$(2,637)	$(9,221)	$35,971
Interest expense, net	—	—	—	6,729	6,729
Amortization expense	4,627	3,790	1,880	448	10,745
Equity-based compensation expense	495	990	858	5,165	7,508
Restructuring expense	732	396	1,138	8,296	10,562
Asset impairment charges	—	51,102	21,935	285	73,322
Inventory write-offs	—	—	2,900	—	2,900
Purchase accounting adjustment	1,492	—	—	—	1,492
Gain on extinguishment of debt	—	—	—	(3,758)	(3,758)

Income (loss) before income taxes	$19,616	$(35,411)	$(31,348)	$(26,386)	$(73,529)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Year ended December 31, 2007
Net sales	$115,863	$136,169	$150,443	$—	$402,475

Segment profit (loss)	$14,170	$6,428	$2,911	$(7,657)	$15,852
Interest expense, net	—	—	—	4,864	4,864
Amortization expense	4,263	3,806	1,486	695	10,250
Equity-based compensation expense	179	567	470	3,832	5,048
Restructuring expense	34	2,498	1,952	2,242	6,726
Asset impairment charge	—	1,068	—	—	1,068
Inventory write-offs	—	4,821	—	—	4,821
Gain on extinguishment of debt	—	—	—	(738)	(738)

Income (loss) before income taxes	$9,694	$(6,332)	$(997)	$(18,552)	$(16,187)

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
As of December 31, 2009
Goodwill	$51,989	$—	$7,433	$—	$59,422
Total assets	$178,406	$54,106	$72,912	$299,948	$605,372
As of December 31, 2008
Goodwill	$51,727	$—	$7,433	$—	$59,160
Total assets	$137,037	$84,335	$85,390	$122,779	$429,541

        Corporate total assets are comprised principally of cash and cash equivalents and short-term investments at December 31, 2009 and 2008, respectively.

        Other Segment Data (in thousands):

	Year ended December 31,
	2009	2008	2007
Depreciation and amortization expense:
LED & Solar Process Equipment	$7,392	$7,850	$6,903
Data Storage Process Equipment	4,448	7,690	9,063
Metrology	7,737	7,393	6,618
Unallocated Corporate	2,039	2,156	2,407

Total depreciation and amortization expense	$21,616	$25,089	$24,991

Expenditures for long-lived assets:
LED & Solar Process Equipment	$6,656	$5,605	$2,620
Data Storage Process Equipment	192	4,256	2,844
Metrology	897	1,728	1,682
Unallocated Corporate	602	1,217	1,946

Total expenditures for long-lived assets	$8,347	$12,806	$9,092

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

11. Defined Contribution Benefit Plan

        We maintain a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code. Almost all of our domestic full-time employees are eligible to participate in this plan. Under the plan, we provide matching contributions of fifty cents for every dollar employees contribute up to a maximum of the lesser of 6% of an employee's eligible compensation or $2,500. The plan also allows the Board of Directors to determine annual discretionary profit sharing contributions at each plan year-end. Generally, the plan calls for vesting of Company contributions over the initial five years of a participant's employment. Beginning in 2007, we maintained a similar type of contribution plan at one of our foreign subsidiaries. Our contributions to these plans in 2009, 2008, and 2007 were $1.5 million, $2.3 million and $1.7 million, respectively.

Schedule II—Valuation and Qualifying Accounts (in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2009:
Allowance for doubtful accounts	$937	$77	$—	$(157)	$857
Valuation allowance on net deferred tax assets	78,706	6,017	—	—	84,723

	$79,643	$6,094	$—	$(157)	$85,580

Deducted from asset accounts:
Year ended December 31, 2008:
Allowance for doubtful accounts	$984	$(49)	$—	$2	$937
Valuation allowance on net deferred tax assets	67,360	14,150	317	(3,121)	78,706

	$68,344	$14,101	$317	$(3,119)	$79,643

Deducted from asset accounts:
Year ended December 31, 2007:
Allowance for doubtful accounts	$2,683	$(1,070)	$—	$(629)	$984
Valuation allowance on net deferred tax assets	67,770	12,172	—	(12,582)	67,360

	$70,453	$11,102	$—	$(13,211)	$68,344

S-1

 INDEX TO EXHIBITS

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
3.1	Amended and Restated Certificate of Incorporation of the Company dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5	Fourth Amended and Restated Bylaws of the Company, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1
3.6	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 3.1
4.1	Rights Agreement, dated as of March 13, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences, and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco Instruments Inc. and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1
4.4	Indenture, dated April 16, 2007, between Veeco Instruments Inc. and U.S. Bank National Trust	Post-Effective Amendment No. 1 To Registration Statement on Form S-3 (File No. 333-128004) filed April 16, 2007, Exhibit 4.1
4.5	First Supplemental Indenture, dated April 20, 2007, by and between Veeco Instruments Inc. and U.S. Bank Trust National Association, as Trustee	Current Report on Form 8-K, filed April 20, 2007, Exhibit 4.1

Number		Exhibit	Incorporated by Reference to the Following Documents
10.1		Credit Agreement, dated as of August 20, 2007, by and among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibit 10.1
10.2		First Amendment dated as of February 25, 2008 to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named therein.	Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.2
10.3		Amendment and Reaffirmation dated August 20, 2007 of Security Agreement dated as of March 15, 2005 among Veeco Instruments Inc., the subsidiaries of Veeco named therein and HSBC Bank USA, National Association, as administrative agent.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibit 10.2
10.4		Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.5		Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.6		Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.7*		Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.8*		Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.9*		Amendment dated July 25, 1997 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.10	*	Amendment dated May 29, 1998 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.11	*	Amendment dated May 14, 1999 to Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.12	*	Veeco Instruments Inc. 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-1 (File No. 33-85184), Exhibit 10.17
10.13	*	Amendment dated May 15, 1996 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-08981) filed July 26, 1996, Exhibit 10.2

Number		Exhibit	Incorporated by Reference to the Following Documents
10.14	*	Amendment dated May 15, 1997 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.3
10.15	*	Amendment dated May 21, 1999 to Veeco Instruments Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.3
10.16	*	Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.17	*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.18	*	Form of Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.19	*	Form of Directors Restricted Stock Agreement pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective May 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.2
10.20	*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco Instruments Inc. 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.21	*	Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees.	Registration Statement on Form S-8 (File Number 333-49476) filed November 7, 2000, Exhibit 4.4
10.22	*	Amendment No. 1 to the Veeco Instruments Inc. 2000 Stock Option Plan for Non-Officer Employees, effective dated July 26, 2001.	Registration Statement on Form S-8 (File Number 333-66574) filed August 2, 2001, Exhibit 4.2
10.23	*	Veeco Instruments Inc. 2006 Long-Term Cash Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.1
10.24	*	Employment agreement effective as of July 1, 2007 between John R. Peeler and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3
10.25	*	Employment Agreement dated as of April 1, 2003 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.5
10.26	*	Amendment to Employment Agreement of John F. Rein, Jr., effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.2
10.27	*	Letter Agreement dated January 21, 2004 between the Company and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.28	*	Letter Agreement dated October 31, 2005 between Veeco Instruments Inc. and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1

Number		Exhibit	Incorporated by Reference to the Following Documents
10.29	*	Form of Amendment to Letter Agreements of John P. Kiernan and Robert P. Oates effective June 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.30	*	Letter Agreement dated January 11, 2008 between Veeco Instruments Inc. and Mark R. Munch	Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.33
10.31	*	Form of Indemnification Agreement entered into between Veeco Instruments Inc. and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
10.32	*	Amendment to Employment Agreement dated as of September 12, 2008 between John F. Rein, Jr. and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.1
10.33	*	Amendment to Employment Agreement dated as of September 12, 2008 between Robert P. Oates and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.2
10.34	*	Senior Executive Change in Control Policy effective as of September 12, 2008	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.3
10.35	*	Service Agreement effective July 24, 2008 between Edward H. Braun and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Exhibit 10.1
10.36	*	Amendment No. 1 dated December 23, 2008 (effective September 12, 2008) to Veeco Instruments Inc. Senior Executive Change in Control Policy	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.37
10.37	*	Amendment effective December 31, 2008 to Employment Agreement between Veeco Instruments Inc. and John R. Peeler	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.38
10.38	*	Amendment effective December 31, 2008 to Employment Agreement between Veeco Instruments Inc. and John F. Rein, Jr.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.39
10.39	*	Form of Amendment effective December 31, 2008 to Letter Agreements between Veeco Instruments Inc. and each of John P. Kiernan, Mark R. Munch and Robert P. Oates	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.40
10.40	*	Amendment No. 2 dated January 22, 2009 to Veeco Instruments Inc. Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41
10.41	*	Second Amendment dated as of February 27, 2009 (effective December 31, 2008) to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named herein.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.42

Number		Exhibit	Incorporated by Reference to the Following Documents
10.42		Third Amendment dated as of May 7, 2009 (effective December 31, 2008) to the Credit Agreement dated August 20, 2007 among Veeco Instruments Inc., HSBC Bank USA, National Association, as administrative agent, and the lenders named herein.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Exhibit 10.3
10.43		Letter agreement effective as of June 19, 2009 between John P. Kiernan and Veeco Instruments Inc.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2
10.44	*	Veeco Instruments Inc. 2009 Management Bonus Plan dated February 27, 2009	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 10.1
10.45	*	Veeco Instruments Inc. 2009 Supplemental Management Profit Sharing Plan dated August 20, 2009	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 10.2
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of Ernst & Young LLP.	Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith

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
ASSUMES $100 INVESTED ON DEC. 31, 2004 ASSUMES DIVIDENDS REINVESTED FISCAL YEAR ENDING DEC. 31
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
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Veeco Instruments Inc. and Subsidiaries Index to Consolidated Financial Statements and Financial Statement Schedule
Report of Independent Registered Public Accounting Firm on Financial Statements
INDEX TO EXHIBITS