Form 10-Q
period 2010-03-31
VEECO INSTRUMENTS INC
filed 2010-04-28
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

40,541,835 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on April 27, 2010.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Discussions containing such forward-looking statements may be found in Part 1. Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

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

•                  We rely on a limited number of suppliers, some of which are sole-source suppliers;

•                  Our backlog is subject to customer cancellation or modification and such cancellation could result in decreased sales and increased provisions for excess and obsolete inventory and/or liabilities to our suppliers for products no longer needed;

•                  Our sales to HB LED and data storage manufacturers are highly dependent on these manufacturers’ sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors. This could materially adversely impact our future results of operations;

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

•                  We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult; and

•                  The matters set forth in this Report generally, including the risk factors set forth in “Part 2. Item 1A. Risk Factors.”

Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates, and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Net sales	$163,231	$62,849
Cost of sales	92,882	42,467
Gross profit	70,349	20,382
Operating (income) expenses:
Selling, general and administrative	23,420	18,607
Research and development	16,440	12,886
Amortization	1,685	1,829
Restructuring	(179)	4,431
Other, net	(153)	1,486
Total operating expenses	41,213	39,239
Operating income (loss)	29,136	(18,857)
Interest expense, net	1,782	1,709
Income (loss) before income taxes	27,354	(20,566)
Income tax provision	1,310	378
Net income (loss)	26,044	(20,944)
Net loss attributable to noncontrolling interest	—	(42)
Net income (loss) attributable to Veeco	$26,044	$(20,902)

Income (loss) per common share attributable to Veeco:
Basic	$0.67	$(0.66)
Diluted	$0.62	$(0.66)

Weighted average shares outstanding:
Basic	38,784	31,515
Diluted	42,269	31,515

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Net income (loss)	$26,044	$(20,944)
Other comprehensive loss, net of tax
Foreign currency translation	(673)	(1,665)
Comprehensive income (loss)	25,371	(22,609)
Comprehensive loss attributable to noncontrolling interest	—	(42)
Comprehensive income (loss) attributable to Veeco	$25,371	$(22,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,047	$148,589
Short-term investments	155,500	135,000
Accounts receivable, net	89,828	84,358
Inventories	84,959	77,564
Prepaid expenses and other current assets	10,238	7,819
Deferred income taxes	3,029	3,105
Total current assets	537,601	456,435
Property, plant and equipment at cost, net	56,968	59,389
Goodwill	59,422	59,422
Intangible assets, net	27,165	29,697
Other assets	491	429
Total assets	$681,647	$605,372
Liabilities and equity
Current liabilities:
Accounts payable	$35,836	$29,112
Accrued expenses	117,375	106,445
Deferred profit	6,362	2,520
Income taxes payable	1,341	829
Current portion of long-term debt	216	212
Total current liabilities	161,130	139,118
Deferred income taxes	5,039	5,039
Long-term debt	101,649	100,964
Other non-current liabilities	717	1,192

Equity	413,112	359,059

Total liabilities and equity	$681,647	$605,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Operating activities
Net income (loss)	$26,044	$(20,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,986	5,556
Amortization of debt discount	741	693
Non-cash equity-based compensation	2,170	1,398
Non-cash inventory write-off	—	1,526
Non-cash restructuring	(179)	—
Deferred income taxes	152	222
Other, net	(2)	39
Changes in operating assets and liabilities:
Accounts receivable	(4,536)	20,709
Inventories	(7,161)	4,960
Accounts payable	6,690	(4,470)
Accrued expenses, deferred profit and other current liabilities	15,173	(7,209)
Other, net	(2,373)	(348)
Net cash provided by operating activities	41,705	2,132
Investing activities
Capital expenditures	(1,122)	(2,418)
Payments for net assets of businesses acquired	—	(9,644)
Proceeds from the redemption of short-term investments	40,025	—
Payments for purchases of short-term investments	(60,500)	—
Proceeds from the sale of property, plant and equipment	13	—
Net cash used in investing activities	(21,584)	(12,062)
Financing activities
Proceeds from stock option exercises	26,968	—
Restricted stock tax withholdings	(456)	(2)
Repayments of long-term debt	(52)	(48)
Net cash provided by (used in) financing activities	26,460	(50)
Effect of exchange rate changes on cash and cash equivalents	(1,123)	(771)
Net increase (decrease) in cash and cash equivalents	45,458	(10,751)
Cash and cash equivalents at beginning of period	148,589	103,799
Cash and cash equivalents at end of period	$194,047	$93,048

Non-cash investing and financing activities
Transfers from property, plant and equipment to inventory	$1,123	$360
Transfers from inventory to property, plant and equipment	850	23
Sale of property, plant and equipment with note receivable	140	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2010 interim quarter ends are March 28, June 27 and September 26. The 2009 interim quarter ends were March 29, June 28 and September 27. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

Net Income (Loss) Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended
	March 31,
	2010	2009

Basic weighted average shares outstanding	38,784	31,515
Dilutive effect of stock options and restricted stock awards and units	2,533	—
Dilutive effect of convertible notes	952	—
Diluted weighted average shares outstanding	42,269	31,515

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. For the three months ended March 31, 2009, the effect of approximately 3.8 million stock options and 0.6 million restricted shares were excluded from the computation of diluted weighted average shares outstanding due to the net loss sustained in the period as their inclusion would have been anti-dilutive.

Our convertible notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the Notes in cash. Under the terms of these notes, we may pay the principal amount of converted notes in cash or in shares of common stock. We have indicated that we intend to pay the principal amount in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the three months ended March 31, 2010, had a dilutive affect of 952,000 common equivalent shares and for the three months ended March 31, 2009, the impact was anti-dilutive, due to the net loss sustained in the period. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. The maximum number of common equivalent shares issuable upon conversion at March 31, 2010 was approximately 5.4 million. See Note 6 for further details on our debt.

Short-Term Investments

We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include certificates of deposit placed through an account registry service (“CDARS”) with maturities of greater than three months but less than one year when purchased in principal amounts that, when aggregated with interest to accrue over the term, will not exceed Federal Deposit Insurance Corporation limits. These securities are carried at cost, which approximates market value.

Derivative Financial Instruments

We use derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, our operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, we enter into monthly forward contracts. We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts are not expected to subject us to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities. The forward contracts are marked-to-market through earnings. We conduct our derivative transactions with highly rated financial institutions in an effort to mitigate any material credit risk. The aggregate foreign currency exchange gain (loss) included in determining the condensed consolidated results of operations was approximately $0.1 million and ($1.4) million during the three months ended March 31, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange gain (loss) were gains related to forward contracts of $0.1 million and $0.2 million during the three months ended March 31, 2010, and 2009, respectively. These amounts were recognized and are included in other, net in the accompanying condensed consolidated statements of operations. As of March 31, 2010, approximately $0.1 million of gains related to forward contracts are included in prepaid expenses and other current assets and were subsequently received in April 2010. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and subsequently received in January 2010. Monthly forward contracts with a notional amount of $6.7 million for the month of April 2010 were entered into in March.

The weighted average notional amount of derivative contracts outstanding during the three months ended March 31, 2010 was approximately $3.2 million.

Note 2— Equity-Based Compensation Plans

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The following compensation expense was included in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended
	March 31,
	2010	2009
Equity-based compensation expense	$2,170	$1,398

As of March 31, 2010, the total unrecognized compensation related to nonvested stock and stock option awards is $8.3 million and $9.7 million, respectively. The related weighted average period over which we expect that such unrecognized compensation will be recognized is approximately 2.6 years for nonvested stock awards and 2.0 years for option awards.

Stock Option and Restricted Stock Activity

A summary of our restricted stock awards including restricted stock units for the three months ended March 31, 2010, is presented below:

	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2010	892	$12.97
Granted	36	32.81
Vested	(40)	14.39
Forfeited (including cancelled awards)	(13)	14.38
Nonvested at March 31, 2010	875	13.69

A summary of our stock option awards for the three months ended March 31, 2010, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2010	4,506	$16.35
Granted	71	32.81
Exercised	(1,386)	19.46
Forfeited (including cancelled options)	(33)	13.78
Expirations of vested options	(1)	20.25
Outstanding at March 31, 2010	3,157	15.40	$65,327	5.0
Options exercisable at March 31, 2010	842	19.80	$20,431	2.6

Note 3—Balance Sheet Information

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.8 million and $0.9 million as of March 31, 2010 and December 31, 2009, respectively.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$48,125	$49,013
Work in process	31,509	21,560
Finished goods	5,325	6,991
	$84,959	$77,564

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

	Three months ended March 31
	2010	2009
Balance as of beginning of period	$7,556	$6,892
Warranties issued during the period	1,608	426
Settlements made during the period	(1,559)	(775)
Balance at end of period	$7,605	$6,543

Note 4—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon three separate reporting segments that reflect the market focus of each business. The Light Emitting Diode (“LED”) & Solar Process Equipment segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, thermal deposition sources, and other types of deposition systems used to deposit materials on flexible and glass substrates. These systems are primarily sold to customers in the high-brightness LED (“HB LED”) and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, St. Paul, Minnesota and Lowell, Massachusetts. The Data Storage Process Equipment segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition and dicing and slicing products sold primarily to customers in the data storage industry.  This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Santa Barbara, California. In our Metrology segment, we design and manufacture atomic force microscopes, scanning probe microscopes, stylus profilers and optical interferometers used to provide critical surface measurements in research and production environments. This broad line of products is used in universities, research facilities and scientific centers worldwide. In production environments such as semiconductor, data storage and other broad industries, our metrology instruments enable customers to monitor their products throughout the manufacturing process to improve yields, reduce costs and improve product quality. This segment has product development and marketing sites in Camarillo and Santa Barbara, California and Tucson, Arizona.

We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items (“Segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment profit (loss) reports baseline performance and thus provides useful information. The other excluded items include restructuring (credits) expenses, asset impairment charges, inventory write-offs and equity-based compensation expense. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) before income taxes for the three months ended March 31, 2010 and 2009, respectively, and goodwill and total assets as of March 31, 2010 and December 31, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three months ended March 31, 2010
Net sales	$111,504	$23,245	$28,482	$—	$163,231
Segment profit (loss)	$29,817	$3,197	$2,932	$(3,134)	$32,812
Interest, net	—	—	—	1,782	1,782
Amortization	796	383	447	59	1,685
Equity-based compensation	467	215	304	1,184	2,170
Restructuring	—	(179)	—	—	(179)
Income (loss) before income taxes	$28,554	$2,778	$2,181	$(6,159)	$27,354
Three months ended March 31, 2009
Net sales	$22,202	$16,905	$23,742	$—	$62,849
Segment loss	$(3,712)	$(1,632)	$(2,705)	$(1,624)	$(9,673)
Interest, net	—	—	—	1,709	1,709
Amortization	775	405	577	72	1,829
Equity-based compensation	156	252	236	754	1,398
Restructuring	734	1,386	2,124	187	4,431
Inventory write-offs	—	1,526	—	—	1,526
Loss before income taxes	$(5,377)	$(5,201)	$(5,642)	$(4,346)	$(20,566)

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
As of March 31, 2010
Goodwill	$51,989	$—	$7,433	$—	$59,422
Total assets	$182,814	$50,034	$81,213	$367,586	$681,647

As of December 31, 2009
Goodwill	$51,989	$—	$7,433	$—	$59,422
Total assets	$178,406	$54,106	$72,912	$299,948	$605,372

Corporate total assets are comprised principally of cash and cash equivalents and short-term investments at March 31, 2010 and December 31, 2009, respectively.

Note 5—Income Taxes

We had approximately $1.4 million of unrecognized tax benefits at March 31, 2010 and December 31, 2009, which predominantly relate to positions taken on our foreign tax returns and all of which represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

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

We recognize interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $0.5 million as of March 31, 2010 and December 31, 2009.

Note 6—Debt

Convertible Notes

The convertible notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to 130% of the conversion price for a specified period. We pay interest on these notes on April 15 and October 15 of each year. The notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness, and to all indebtedness and other liabilities of our subsidiaries.

In May 2008, accounting guidance was issued that requires a portion of convertible debt to be allocated to equity. We implemented the new guidance as of January 1, 2009 and have applied it retrospectively to all periods presented, as required.  This guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as interest expense. The convertible notes are subject to such accounting guidance since they may be settled in cash upon conversion. Thus, as a result of the adoption of this accounting guidance, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the notes. This reclassification created a $16.3 million discount on the debt that is amortized over the remaining life of the notes, which will be through April 15, 2012. For the three months ended March 31, 2010 and 2009, respectively, we recorded approximately $0.7 million of additional interest expense in each period resulting from the amortization of the debt discount. This additional interest expense did not require the use of cash.

The components of interest expense recorded on the notes for the three months ended March 31, 2010 and 2009, respectively, were as follows (in thousands):

	Three months ended March 31,
	2010	2009

Contractual interest	$1,089	$1,089
Amortization of the discount on the notes	741	693
Total interest expense on the notes	$1,830	$1,782
Effective interest rate	6.9%	6.8%

The carrying amounts of the liability and equity components of the notes as of March 31, 2010 and December 31, 2009, respectively, were as follows (in thousands):

	March 31, 2010	December 31, 2009

Carrying amount of the equity component	$16,318	$16,318

Principal balance of the liability component	$105,574	$105,574
Less: unamortized discount	6,752	7,493
Net carrying value of the liability component	$98,822	$98,081

At March 31, 2010, $105.6 million of the notes outstanding had a fair value of approximately $172.7 million.

Mortgage Payable

We also have a mortgage payable, with approximately $3.0 million outstanding at March 31, 2010. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage at March 31, 2010 was approximately $3.3 million.

Note 7— Fair Value Measurements

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

As of March 31, 2010, major categories of assets measured at fair value on a recurring basis under Level 2 consisted of CDARS totaling $211.0 million, treasury bills totaling $62.0 million and derivative instruments totaling $0.1 million. As of December 31, 2009, major categories of assets measured at fair value on a recurring basis under Level 2 consisted of CDARS totaling $180.0 million and derivative instruments totaling $0.2 million. The Company had no Level 1 and Level 3 assets and liabilities measured on a recurring basis at March 31, 2010 and December 31, 2009.

CDARS and treasury bills are carried at cost, which approximates market value. Accordingly, no gains or losses (realized/ unrealized) have been incurred.

Derivative instruments include foreign currency forward contracts to hedge certain foreign currency transactions. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates.

As of March 31, 2010, major categories of assets and liabilities measured at fair value under Level 3 on a nonrecurring basis consisted of property, plant and equipment totaling $57.0 million, goodwill totaling $59.4 million, intangible assets totaling $27.2 million, an asset retirement obligation totaling ($0.2) million and a restructuring liability totaling ($1.5) million. As of December 31, 2009, major categories of assets and liabilities measured at fair value under Level 3 on a nonrecurring basis consisted of property, plant and equipment totaling $59.4 million, goodwill totaling $59.4 million, intangible assets totaling $29.7 million, an asset retirement obligation totaling ($0.2) million and a restructuring liability totaling ($2.5) million. The Company had no Level 1 or Level 2 assets and liabilities measured on a nonrecurring basis at March 31, 2010 and December 31, 2009.

Note 8— Commitments, Contingencies and Other Matters

Restructuring and Other (Credits) Charges

During 2007, management initiated a profit improvement plan, resulting in personnel severance costs associated with a reduction of our workforce which included management, administration and manufacturing employees’ companywide. Additionally, during the fourth quarter of 2007, we took additional measures to improve profitability, including a reduction of discretionary expenses, realignment of our sales organization to more closely match current market and regional opportunities, and consolidation of certain engineering groups within our data storage business, which included the discontinuation of two products. During 2008 and 2009, we continued our multi-quarter plan to improve profitability and reduce and contain spending. We made progress against the initiatives that management set in 2007, continued our restructuring plan and executed activities with a focus on creating a more cost effective organization, with a greater percentage of variable costs. These activities included downsizing and consolidating some locations, reducing our workforce, consultants and discretionary expenses and realigning our sales organization and engineering groups.

In conjunction with these activities, we recorded a of restructuring credit of approximately $0.2 million during the three months ended March 31, 2010 and restructuring charges of approximately $4.4 million during the three months ended March 31, 2009, and inventory write-offs of $1.5 million, included in cost of sales in the accompanying Condensed Consolidated Statement of Operations, associated with the discontinuance of certain products in connection with transitioning to outsourced manufacturing during the three months ended March 31, 2009. Restructuring for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Personnel severance and related costs	$—	$4,386
Lease-related and other (credits) costs	(179)	45
	$(179)	$4,431

Personnel severance and related costs

During the first quarter of 2009, we recorded $4.4 million in personnel severance and related costs resulting from a headcount reduction of approximately 140 employees. This reduction in workforce included executives, management, administration, sales and service personnel and manufacturing employees’ companywide.

Lease-related and other (credits) costs

During the first quarter of 2010, we had a change in estimate relating to one of our leased facilities. As a result, we incurred a restructuring credit of $0.2 million, consisting primarily of the remaining lease payment obligations and estimated property taxes for a portion of the facility we will occupy, offset by a reduction in expected sublease income. We made certain assumptions in determining the credit, which included a reduction in estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the remaining liability. We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates. The assumptions are based on management’s best estimates, and will be adjusted periodically if new information is obtained.

During the first quarter of 2009, we incurred charges related to various moving and consolidation activities.

Restructuring liability

The following is a reconciliation of the liability for the 2009 and 2008 restructuring charge from inception through March 31, 2010 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-term liability
Lease-related costs 2008	$—	$—	$259	$1,189	$1,448
Personnel severance charges 2008	732	477	879	1,405	3,493
Total charged to accrual 2008	732	477	1,138	2,594	4,941
Lease-related costs 2009	190	803	13	—	1,006
Personnel severance charges 2009	1,005	1,826	2,830	636	6,297
Total charged to accrual 2009	1,195	2,629	2,843	636	7,303
Reversal of lease-related costs 2010	—	(108)	—	—	(108)
Short-term/long-term reclassification 2008	—	—	—	892	892
Short-term/long-term reclassification 2009	—	148	—	1,084	1,232
Short-term/long-term reclassification 2010	—	44	—	267	311
Cash payments 2008	(72)	(207)	(604)	(1,627)	(2,510)
Cash payments 2009	(1,502)	(2,561)	(3,362)	(1,982)	(9,407)
Cash payments 2010	(289)	(156)	(15)	(656)	(1,116)
Balance as of March 31, 2010	$64	$266	$—	$1,208	$1,538

Long-term liability
Lease-related costs 2008	$—	$—	$—	$2,684	$2,684
Lease-related costs 2009	—	377	—	—	377
Reversal of lease-related costs 2010	—	(71)	—	—	(71)
Short-term/long-term reclassification 2008	—	—	—	(892)	(892)
Short-term/long-term reclassification 2009	—	(148)	—	(1,084)	(1,232)
Short-term/long-term reclassification 2010	—	(44)	—	(267)	(311)
Other adjustments	—	—	—	(172)	(172)
Balance as of March 31, 2010	$—	$114	$—	$269	$383

The balance of the short-term restructuring liability relating to personnel severance charges is expected to be paid over the next three months. The long-term liability will be paid over the remaining life of the leases for the former corporate headquarters and a former Data Storage Process Equipment facility, which expire in June 2011 and May 2012, respectively. We have not incurred and currently do not anticipate or expect to incur additional restructuring charges during 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We design, manufacture, market and service enabling solutions for customers in the high brightness (“HB”) light emitting diode (“LED”) (“HB LED”), solar, data storage, scientific research, semiconductor, and industrial markets. We have leading technology positions in our three segments: LED & Solar Process Equipment, Data Storage Process Equipment, and Metrology.

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

Highlights of the First Quarter of 2010

•                  Revenue was $163.2 million, a 159.7% increase from the first quarter of 2009.

•                  Orders were $267.8 million, up 404.9% from the first quarter of 2009.

•                  Net income was $26.0 million, or $0.62 per share, compared to a net loss of $20.9 million, or ($0.66) per share, in the first quarter of 2009.

•                  Gross margins were 43.1%, compared to 32.4% in the first quarter of 2009.

Outlook

With record backlog of $502 million at the end of March 2010 Veeco continues to have very strong business momentum beginning the second quarter.  We continue to experience high levels of activity in our LED & Solar business, similar to the last three quarters, with multi-tool system orders being quoted across a large number of customers.  Our K465i is performing well in the market and we are increasing manufacturing capacity to satisfy customer demand.  In the first quarter of 2010, we shipped 48 systems, with a goal to ship more than 75 systems in the second quarter.  We are currently planning to further build capacity to ship more than 100 and 120 systems in the third and fourth quarters, respectively.  As a result, 2010 is currently forecasted to be a strong year of revenue and profit growth for our LED & Solar business.  We believe the HB LED industry is at the beginning of a multi-year MOCVD investment cycle as HB LEDs increase their penetration in laptop and TV backlighting and gain momentum for general illumination.  We continue to invest in our new copper, indium, gallium, selenide (“CIGS”) Solar business, with a goal to build a “best of breed” deposition product line and ultimately help to drive CIGS technology as a low-cost, high efficiency solar technology. We currently plan to begin shipping our first new CIGS deposition systems to customers in Asia during the second quarter of 2010.

In 2010, our Data Storage business is also currently anticipated to perform well as customers invest in capacity additions and next-generation recording head technology.  In Metrology we are winning in the market due to our new AFM products. We currently expect both of these businesses to gain share and grow revenue and profits in 2010.

Our outlook discussion above constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our expectations regarding future results are subject to risks and uncertainties. Our actual results may differ materially from those anticipated. Risks associated with our ability to achieve these results are set forth in Items 1, 1A, 3, 7 and 7A in our annual report on Form 10-K for the year ended December 31, 2009, as well as any modifications or revisions to risk factors contained in our subsequent filings with the SEC

You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made.

Results of Operations:

Three Months Ended March 31, 2010 and 2009

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2010 interim quarter ends are March 28, June 27 and September 26. The 2009 interim quarter ends were March 29, June 28 and September 27. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended March 31, 2010 and 2009 (dollars in thousands):

					Dollar and
	Three months ended				Percentage
	March 31,				Change
	2010		2009		Year to Year
Net sales	$163,231	100.0%	$62,849	100.0%	$100,382	159.7%
Cost of sales	92,882	56.9	42,467	67.6	50,415	118.7
Gross profit	70,349	43.1	20,382	32.4	49,967	245.2
Operating (income) expenses:
Selling, general and administrative	23,420	14.3	18,607	29.6	4,813	25.9
Research and development	16,440	10.1	12,886	20.5	3,554	27.6
Amortization	1,685	1.0	1,829	2.9	(144)	(7.9)
Restructuring	(179)	(0.1)	4,431	7.1	(4,610)	*
Other, net	(153)	(0.1)	1,486	2.4	(1,639)	*
Total operating expenses	41,213	25.2	39,239	62.4	1,974	5.0
Operating income (loss)	29,136	17.8	(18,857)	(30.0)	47,993	*
Interest expense, net	1,782	1.1	1,709	2.7	73	4.3
Income (loss) before income taxes	27,354	16.8	(20,566)	(32.7)	47,920	*
Income tax provision	1,310	0.8	378	0.6	932	246.6
Net income (loss)	26,044	16.0	(20,944)	(33.3)	46,988	*
Net loss attributable to noncontrolling interest	—	—	(42)	0.0	42	*
Net income (loss) attributable to Veeco	$26,044	16.0%	$(20,902)	(33.3)%	$46,946	*

* Not Meaningful

Net Sales and Orders

Net sales of $163.2 million for the three months ended March 31, 2010 were up 159.7% compared to the comparable 2009 quarter. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Net Sales				Orders
	Three months ended		Dollar and Percentage		Three months ended		Dollar and Percentage		Book to Bill
	March 31,		Change		March 31,		Change		Ratio
	2010	2009	Year to Year		2010	2009	Year to Year		2010	2009
Segment Analysis
LED & Solar Process Equipment	$111,504	$22,202	$89,302	402.2%	$211,663	$28,521	$183,142	642.1%	1.90	1.28
Data Storage Process Equipment	23,245	16,905	6,340	37.5	26,373	7,818	18,555	237.3	1.13	0.46
Metrology	28,482	23,742	4,740	20.0	29,808	16,711	13,097	78.4	1.05	0.70
Total	$163,231	$62,849	$100,382	159.7%	$267,844	$53,050	$214,794	404.9%	1.64	0.84
Regional Analysis
Americas	$27,211	$19,969	$7,242	36.3%	$32,243	$11,572	$20,671	178.6%	1.18	0.58
Europe, Middle East and Africa (“EMEA”)	23,756	18,261	5,495	30.1	39,125	11,304	27,821	246.1	1.65	0.62
Japan	10,425	5,476	4,949	90.4	6,786	6,926	(140)	(2.0)	0.65	1.26
Asia Pacific	101,839	19,143	82,696	432.0	189,690	23,248	166,442	715.9	1.86	1.21
Total	$163,231	$62,849	$100,382	159.7%	$267,844	$53,050	$214,794	404.9%	1.64	0.84

Sales and orders increased in each segment in the first quarter of 2010 compared with the first quarter in 2009 due to our customers’ requirements in response to increasingly favorable economic conditions compared to 2009. LED & Solar Process Equipment sales were up 402.2% from the first quarter of 2009 primarily due to an increase in end user demand for HB-LED backlighting applications and strong customer acceptance of Veeco’s newest generation systems. Data Storage Process Equipment segment sales were up 37.5% from the first quarter of 2009 due to an increase in demand by our data storage customers as the economy begins to improve. Additionally, Metrology sales were up 20.0% from the first quarter of 2009, due to higher demand in the semiconductor, research and industrial markets as the economy begins to improve. By region, net sales increased by 432.0% in the Asia Pacific region, primarily due to MOCVD sales to HB LED customers, while sales in the Americas, EMEA and Japan also increased 36.3%, 30.1% and 90.4%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders for the first quarter of 2010 increased 404.9% from the first quarter of 2009. By segment, the 642.1% increase in orders for LED & Solar Process Equipment was principally driven by HB-LED based manufacturers increasing production for television and laptop backlighting applications. The 237.3% increase in Data Storage Process Equipment orders resulted from an increase in demand by our data storage customers. The 78.4% increase in Metrology orders is due to higher demand in the semiconductor, research and industrial markets.

Our book-to-bill ratio for the first quarter of 2010, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.64 to 1, reflecting the increasingly favorable economic conditions experienced in the last two quarters, specifically related to our LED & Solar Process Equipment segment. Our backlog as of March 31, 2010 was $502.1 million, compared to $402.0 million as of December 31, 2009. During the quarter ended March 31, 2010, we experienced backlog adjustments of approximately $4.5 million, consisting of $3.2 million for customer delayed shipments and $1.3 million of adjustments related to foreign currency translation.  For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of March 31, 2010 we had customer deposits and advanced billings of $80.0 million.

Gross Profit

Gross profit for the first quarter of 2010, was 43.1%, compared to 32.4% in the first quarter of 2009. LED & Solar Process Equipment gross margins increased to 42.8% from 29.2% in the first quarter of 2009, primarily due to a significant increase in sales volume as well as favorable product mix. Data Storage Process Equipment gross margins increased to 39.6% from 27.4% in the prior-year period, due to the favorable impact of cost reductions from a reduced workforce, lower facility costs associated with closing and consolidating facilities and the outsourcing of certain Data Storage Process Equipment product manufacturing to Asia. In the first quarter of 2009 gross margins were also negatively impacted by a charge of $1.5 million for the write-off of inventory associated with certain discontinued data storage product lines. Metrology gross margins increased to 47.1% from 39.1%, principally due to higher sales volume and a reduction in service spending.

Operating Expenses

Selling, general and administrative expenses increased by $4.8 million, or 25.9%, from the first quarter of 2009, primarily due to an increase in bonus and profit sharing expense, equity-based compensation, travel and entertainment expenses and salary and related expenses associated primarily with the significant increase in business activity in our LED & Solar Process Equipment segment. As a percentage of sales, selling, general and administrative expenses decreased to 14.3% in the first quarter of 2010 from 29.6% in the first quarter of 2009.

Research and development expenses increased $3.6 million from the first quarter of 2009, primarily due to increased spending in our LED & Solar Process Equipment segment to support future growth. As a percentage of sales, research and development decreased to 10.1% in the first quarter of 2010 from 20.5% in the first quarter of 2009.

Restructuring included a credit of approximately $0.2 million during the first quarter of 2010 due to a change in estimate for one of our leased facilities. Restructuring expense of  $4.4 million for the first quarter of 2009 consists primarily of personnel severance costs resulting from a reduction in workforce associated with management’s restructuring plan.

Other, net for the first quarter of 2010 includes a foreign currency exchange gain of $(0.1) million compared to a loss of $1.3 million in the first quarter of 2009. In the first quarter of 2009, foreign currency exchange rates were impacted by the significant strengthening of the U.S. dollar against the Euro.

Income Taxes

Our provision for income taxes consists of U.S., state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year. For the quarter ended March 31, 2010, we recorded a provision for income taxes of $1.3 million compared to $0.4 million for the same period in 2009. The 2010 provision for income taxes included $1.0 million relating to our foreign operations and $0.3 million relating state and local taxes. The 2009 provision for income taxes included $0.2 million relating to our foreign operations and $0.2 million relating to state and local taxes.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and repayment of debt. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the three months ended March 31, 2010 and 2009, respectively, is as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Net income (loss)	$26,044	$(20,944)
Net cash provided by operating activities	$41,705	$2,132
Net cash used in investing activities	(21,584)	(12,062)
Net cash provided by (used in) financing activities	26,460	(50)
Effect of exchange rates on cash and cash equivalents	(1,123)	(771)
Net increase (decrease) in cash and cash equivalents	45,458	(10,751)
Cash and cash equivalents at beginning of period	148,589	103,799
Cash and cash equivalents at end of period	$194,047	$93,048

We had a net increase in cash of $45.5 million during the three months ended March 31, 2010. Cash provided by operations was $41.7 million for this period, as compared to cash provided by operations of $2.1 million for the comparable 2009 period. Net income adjusted for non-cash items provided operating cash flows of $33.9 million for the three months ended March 31, 2010, whereas $11.5 million of net cash from operations was used in the comparable 2009 period. Net cash provided by operations for the three months ended March 31, 2010 included a net change in net operating assets and liabilities that provided $7.8 million of cash. Inventories increased by approximately $7.2 million, principally due to an increase in purchases to support the significant MOCVD orders when compared to the first quarter of 2009. Accounts receivable increased $4.5 million during the three months ended March 31, 2010, due to higher sales volume when compared to the fourth quarter of 2009. Accrued expenses and other current liabilities increased $15.2 million during the three months ended March 31, 2010, due primarily to an increase in customer deposits, partially offset by the payment of management bonuses and profit sharing in the first quarter of 2010. Accounts payable also increased by $6.7 million during the first quarter of 2010 due to the higher level of business activity.

Cash used in investing activities of $21.6 million for the three months ended March 31, 2010 primarily related to the net purchases of short-term investments of $20.5 million and $1.1 million in capital expenditures principally in our LED & Solar Process Equipment segment. Cash used in investing activities of $12.1 million for the three months ended March 31, 2009 primarily related to the $9.6 million earn-out payment with respect to the Mill Lane acquisition, and $2.4 million in capital expenditures principally in our LED & Solar Process Equipment segment. During the remainder of 2010, we estimate we will invest an additional $26.6 million in capital expenditures primarily related to lab tools for high-growth opportunities, as well as for plant expansion and building improvements.

Cash provided by financing activities of $26.5 million for the three months ended March 31, 2010 primarily related to stock option exercises. Cash used in financing activities of $0.1 million for the three months ended March 31, 2009 primarily related to mortgage payments on our facility in St. Paul, Minnesota.

As of March 31, 2010, we have outstanding $105.6 million aggregate principal amount of 4.125% convertible subordinated notes due April 15, 2012 (the “Notes”). We pay interest on the Notes on April 15 and October 15 of each year. We have previously engaged in repurchase transactions of our Notes and may enter into similar transactions in the future depending on market conditions, our cash position and other factors.

The Notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of

Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to 130% of the conversion price for a specified period, which is at least 20 trading days during the 30 consecutive trading days of the immediately preceding fiscal quarter and only during such fiscal quarter. At the end of the first quarter of 2010 our common stock was trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the Notes will be convertible during the second quarter of 2010.  If the Notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011.

We believe that existing cash balances together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations. We believe we will be able to meet our obligation to repay the $105.6 million of outstanding Notes that mature on April 15, 2012 through a combination of conversion of the Notes outstanding, cash and short-term investments on hand, cash generated from operations, and other means.

In 2006 we purchased 19.9% of the common stock of Fluens Corporation (“Fluens”). On May 14, 2009, we acquired the remaining 80.1% of Fluens for $1.5 million and an earn-out arrangement based on future performance. No gain or loss was recognized upon the purchase of the 80.1% portion. The difference between the purchase price including the earn-out consideration and the amount by which noncontrolling interest was reduced on the balance sheet was attributed to equity of Veeco. Such difference amounted to approximately $1.0 million, and was recorded as additional paid-in capital. We paid $0.5 million of the $1.5 million purchase price of the 80.1% remaining portion of Fluens upon closing, as well as $0.2 million in respect of the earn-out arrangement for periods prior to 2009. We paid a second installment of $0.5 million of the purchase price on September 30, 2009. We paid the remaining $0.5 million of the $1.5 million in the first quarter of 2010, which was included in accrued expenses in the accompanying condensed consolidated Balance Sheet at December 31, 2009.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Annual Report on Form 10-K.

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

Instruments - For standard products produced according to our published specifications, principally metrology instruments sold typically to universities, research facilities and scientific centers and in general industrial applications where installation is inconsequential or perfunctory and no substantive customer acceptance provisions exist, revenue is recognized when title and risk of loss pass to the customer, either at time of shipment or delivery.  Acceptance of the product by the customer is based upon meeting standard published specifications.  Customer acceptance provisions include initial setup at the customer site, performance of functional test procedures and calibration testing of the basic features and functionality of the product.  These provisions are a replication of the testing performed in our facilities prior to shipment.  The skills and equipment required to complete installation of such instruments are not specialized and are readily available in the market and are often performed by distributors or representative organizations.

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

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting customer specifications at the customer site, revenue is recognized upon completion of installation and receipt of final customer acceptance. Since title to goods generally passes to the customer upon shipment or delivery and 80% to 90% of the contract amount becomes payable at that time, inventory is relieved and accounts receivable is recognized for the amount billed at the time of shipment. The profit on the amount billed for these transactions is deferred and recognized as deferred profit in the accompanying Condensed Consolidated Balance Sheets.

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

Fair Value Measurements: Accounting guidance for our non-financial assets and non-financial liabilities requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in such. Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. These requirements apply to our long-lived assets, goodwill, and intangible assets. We use Level 3 inputs to value all of such assets, and the methodology we use to value such assets has not changed since December 31, 2009. The Company primarily applies the market approach for recurring fair value measurements.

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

Income Taxes:  As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. The carrying value of our deferred tax assets is adjusted by a valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of net operating loss and tax credit carry forwards, and timing differences between the book and tax treatment of inventory, acquired intangible assets and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

Relevant accounting guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under such guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We had approximately $1.4 million of unrecognized tax benefits at March 31, 2010 and December 31, 2009, which predominantly relate to positions taken on our foreign tax returns and all of which represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

Equity-Based Compensation: Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to risk-free interest rate, dividend yield, expected stock-price volatility and option life.

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

We estimate forfeitures using our historical experience, which is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Because of the significant amount of judgment used in these calculations, it is reasonably likely that circumstances may cause the estimate to change.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

Recent Accounting Pronouncements

Subsequent Events: The FASB has issued amended guidance for Subsequent Events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Fair Value Measurements: In January 2010, the FASB issued amended guidance for Fair Value Measurements and Disclosures. This update requires some new disclosures and clarifies existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, this update requires that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of existing disclosures. For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

Revenue Recognition: In October 2009, the FASB issued amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above.  The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 83.9% of our total net sales for the three months ended March 31, 2010, and 69.1% for the comparable 2009 period. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 10.1% of our total net sales for the three months ended March 31, 2010, and 14.4% for the comparable 2009 period.

The aggregate foreign currency exchange gain (loss) included in determining the condensed consolidated results of operations was approximately $0.1 million and ($1.4) million during the three months ended March 31, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange gain (loss) were gains related to forward contracts of $0.1 million and $0.2 million during the three months ended March 31, 2010, and 2009, respectively. These amounts were recognized and are included in other, net in the accompanying condensed consolidated statements of operations.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit are the Japanese Yen and the Euro. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three months ended March 31, 2009 was approximately $3.2 million.

As of March 31, 2010, approximately $0.1 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in April 2010. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2010. Monthly forward contracts with a notional amount of $6.7 million for the month of April 2010 were entered into in March 2010 and will be settled in April 2010. The fair value of the contracts at inception was zero, which did not significantly change at March 31, 2010.

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

Assuming first quarter 2010 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Employment Agreement dated December 17, 2009 (effective January 18, 2010) between David D. Glass and Veeco Instruments Inc.	*
10.2	Veeco Instruments Inc. 2010 Management Bonus Plan dated January 22, 2010	*
10.3	Veeco Instruments Inc. 2010 Special Profit Sharing Plan dated February 15, 2010	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 28, 2010

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler
Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Employment Agreement dated December 17, 2009 (effective January 18, 2010) between David D. Glass and Veeco Instruments Inc.	*
10.2	Veeco Instruments Inc. 2010 Management Bonus Plan dated January 22, 2010	*
10.3	Veeco Instruments Inc. 2010 Special Profit Sharing Plan dated February 15, 2010	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*       Filed herewith