Form 10-Q
period 2010-06-30
VEECO INSTRUMENTS INC
filed 2010-07-29
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

40,877,302 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 27, 2010.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Part I. Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

•                  The reduction or elimination of government subsidies and economic incentives may adversely affect the future order rate for our MOCVD equipment;

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

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors — Financial Information — SEC Filings, through which investors can access our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports. These filings are posted to our Internet site, as soon as reasonably practicable after we electronically file such material with the SEC.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$253,040	$72,020	$416,271	$134,869
Cost of sales	139,282	47,636	232,164	90,103
Gross profit	113,758	24,384	184,107	44,766
Operating expenses (income):
Selling, general and administrative	27,287	19,822	50,707	38,429
Research and development	20,550	13,163	36,990	26,049
Amortization	1,634	1,831	3,319	3,660
Restructuring	—	1,944	(179)	6,375
Asset impairment charge	—	304	—	304
Other, net	512	(77)	359	1,409
Total operating expenses	49,983	36,987	91,196	76,226
Operating income (loss)	63,775	(12,603)	92,911	(31,460)
Interest expense, net	1,762	1,698	3,544	3,407
Income (loss) before income taxes	62,013	(14,301)	89,367	(34,867)
Income tax provision	9,620	402	10,930	780
Net income (loss)	52,393	(14,703)	78,437	(35,647)
Net loss attributable to noncontrolling interest	—	(23)	—	(65)
Net income (loss) attributable to Veeco	$52,393	$(14,680)	$78,437	$(35,582)

Income (loss) per common share attributable to Veeco:
Basic	$1.32	$(0.47)	$2.00	$(1.13)
Diluted	$1.20	$(0.47)	$1.88	$(1.13)

Weighted average shares outstanding:
Basic	39,761	31,497	39,283	31,506
Diluted	43,506	31,497	41,683	31,506

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$52,393	$(14,703)	$78,437	$(35,647)
Other comprehensive (loss) income, net of tax Foreign currency translation	(152)	719	(825)	(946)
Comprehensive income (loss)	52,241	(13,984)	77,612	(36,593)
Comprehensive loss attributable to noncontrolling interest	—	(23)	—	(65)
Comprehensive income (loss) attributable to Veeco	$52,241	$(13,961)	$77,612	$(36,528)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$361,382	$148,589
Short-term investments	53,500	135,000
Accounts receivable, net	140,722	84,358
Inventories	84,210	77,564
Prepaid expenses and other current assets	18,927	7,819
Deferred income taxes	2,963	3,105
Total current assets	661,704	456,435
Property, plant and equipment at cost, net	59,118	59,389
Goodwill	59,422	59,422
Intangible assets, net	25,211	29,697
Other assets	911	429
Total assets	$806,366	$605,372
Liabilities and equity
Current liabilities:
Accounts payable	$50,973	$29,112
Accrued expenses and other current liabilities	158,383	106,445
Deferred profit	7,863	2,520
Income taxes payable	14,149	829
Current portion of long-term debt	220	212
Total current liabilities	231,588	139,118
Deferred income taxes	—	5,039
Long-term debt	102,352	100,964
Other liabilities	411	1,192

Equity	472,015	359,059

Total liabilities and equity	$806,366	$605,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Operating activities
Net income (loss)	$78,437	$(35,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,882	10,866
Amortization of debt discount	1,501	1,400
Non-cash equity-based compensation	5,128	3,553
Non-cash asset impairment charge	—	304
Non-cash inventory write-off	—	1,526
Non-cash restructuring	(179)	6,375
Deferred income taxes	(4,756)	360
Other, net	(2)	70
Changes in operating assets and liabilities:
Accounts receivable	(54,631)	26,883
Inventories	(6,383)	15,063
Accounts payable	21,810	(10,507)
Accrued expenses, deferred profit and other current liabilities	70,050	(12,475)
Other, net	(11,857)	273
Net cash provided by operating activities	109,000	8,044
Investing activities
Capital expenditures	(6,168)	(3,645)
Payments for net assets of businesses acquired	—	(500)
Payments of earn-outs for businesses acquired	—	(9,839)
Proceeds from the redemption of short-term investments	160,141	—
Payments for purchases of short-term investments	(78,500)	—
Proceeds from the sale of property, plant and equipment	13	275
Net cash provided by (used in) investing activities	75,486	(13,709)
Financing activities
Proceeds from stock option exercises	33,113	—
Restricted stock tax withholdings	(2,898)	(295)
Repayments of long-term debt	(105)	(96)
Net cash provided by (used in) financing activities	30,110	(391)
Effect of exchange rate changes on cash and cash equivalents	(1,803)	(249)
Net increase (decrease) in cash and cash equivalents	212,793	(6,305)
Cash and cash equivalents at beginning of period	148,589	103,799
Cash and cash equivalents at end of period	$361,382	$97,494

Non-cash investing and financing activities
Accrual of payment for net assets of businesses acquired	$—	$1,000
Transfers from property, plant and equipment to inventory	1,123	241
Transfers from inventory to property, plant and equipment	850	23
Sale of property, plant and equipment with note receivable	140	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Net Income (Loss) Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic weighted average shares outstanding	39,761	31,497	39,283	31,506
Dilutive effect of stock options and restricted stock	2,327	—	1,215	—
Dilutive effect of convertible notes	1,418	—	1,185	—
Diluted weighted average shares outstanding	43,506	31,497	41,683	31,506

Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. For the three months ended June 30, 2009, the effect of approximately 0.8 million stock options and 0.4 million restricted shares were excluded from the computation of diluted weighted average shares outstanding due to the net loss sustained in the period as their inclusion would have been anti-dilutive. For the six months ended June 30, 2009, the effect of approximately 0.1 million stock options were excluded from the computation of diluted weighted average shares outstanding due to the net loss sustained in the period as their inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2010, no shares were excluded from the computation of diluted weighted average shares outstanding.

Our convertible notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the notes in cash. Under the terms of these notes, we may pay the principal amount of converted notes in cash or in shares of common stock. We have indicated that we intend to pay the principal amount in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the three and six months ended June 30, 2010, had a dilutive affect of 1,418,000 and 1,185,000 common equivalent shares, respectively and for the three and six months ended June 30, 2009, the impact was anti-dilutive, due to the net loss sustained in the period. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. The maximum number of common equivalent shares issuable upon conversion at June 30, 2010 was approximately 5.4 million.

Holders may convert the convertible notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to 130% of the conversion price for a specified period, which is at least 20 trading days during the 30 consecutive trading days of the immediately preceding fiscal quarter and only during such fiscal quarter. At the end of the second quarter of 2010, our common stock was trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the convertible notes will be convertible during the third quarter of 2010.  If the convertible notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011. See Note 6 for further details on our debt.

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

The aggregate foreign currency exchange (loss) gain included in determining the condensed consolidated results of operations was approximately $(0.5) million and $0.1 million during the three months ended June 30, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange (loss) gain were gains related to forward contracts of $0.2 million and $0.1 million during the three months ended June 30, 2010, and 2009, respectively. The aggregate foreign currency exchange loss included in determining the condensed consolidated results of operations was approximately $(0.4) million and $(1.3) million during the six months ended June 30, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange loss were gains related to forward contracts of $0.3 million and $0.2 million during the six months ended June 30, 2010, and 2009, respectively.

These amounts were recognized and are included in other, net in the accompanying condensed consolidated statements of operations. As of June 30, 2010, approximately $0.1 million of losses related to forward contracts were included in accrued expenses and other current liabilities and were subsequently paid in July 2010. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2010. Monthly forward contracts with a notional amount of $9.2 million,  entered into in June 2010 for July 2010, will be settled in July 2010.

The weighted average notional amount of derivative contracts outstanding during the three and six months ended June 30, 2010 were approximately $8.2 and $5.7 million, respectively.

Note 2— Equity-Based Compensation Plans

Equity-Based Compensation

Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over each employee’s requisite service period. The following compensation expense was included in the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Equity-based compensation expense	$2,958	$2,155	$5,128	$3,553

As of June 30, 2010, the total unrecognized compensation costs related to nonvested stock and stock option awards was $11.6 million and $17.7 million, respectively. The related weighted average period over which we expect that such unrecognized compensation costs will be recognized is approximately 2.9 years for nonvested stock awards and 2.4 years for option awards.

Stock Option and Restricted Stock Activity

A summary of our restricted stock awards including restricted stock units for the six months ended June 30, 2010, is presented below:

	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2010	892	$12.97
Granted	169	34.42
Vested	(253)	11.28
Forfeited (including cancelled awards)	(13)	14.38
Nonvested at June 30, 2010	795	18.04

A summary of our stock option awards for the six months ended June 30, 2010, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2010	4,506	$16.35
Granted	610	33.98
Exercised	(1,709)	19.37
Forfeited (including cancelled options)	(37)	14.22
Expirations of vested options	(9)	34.13
Outstanding at June 30, 2010	3,361	17.99	$70,354	5.8
Options exercisable at June 30, 2010	1,032	16.91	$22,960	3.7

2010 Stock Incentive Plan

On April 1, 2010, the Board of Directors of the Company and on May 14, 2010, our shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan will replace the 2000 Plan as the active stock plan. The Company’s employees, directors and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including both non-qualified and incentive stock options, share appreciation rights, restricted shares, restricted share units and dividend equivalent rights. The Company is authorized to issue up to 3,500,000 shares under the 2010 Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the prior day close from date of grant; those option awards generally vest over a 3 year period and have 10-year contractual terms. Share awards generally vest over 4-5 years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Plan.

Note 3—Balance Sheet Information

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.8 million and $0.9 million as of June 30, 2010 and December 31, 2009, respectively.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$51,480	$49,013
Work in process	26,147	21,560
Finished goods	6,583	6,991
	$84,210	$77,564

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

	Six months ended June 30,
	2010	2009
Balance as of beginning of period	$7,556	$6,892
Warranties issued during the period	5,390	1,304
Settlements made during the period	(3,577)	(1,923)
Balance at end of period	$9,369	$6,273

Note 4—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon three separate reporting segments that reflect the market focus of each business. The Light Emitting Diode (“LED”) & Solar Process Equipment segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, thermal deposition sources, and other types of deposition systems. These systems are primarily sold to customers in the high-brightness LED (“HB LED”) and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, St. Paul, Minnesota, Clifton Park, New York and Lowell, Massachusetts. The Data Storage Process Equipment segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition and dicing and slicing products sold primarily to customers in the data storage industry. This segment has product development and marketing sites in Plainview, New York and Ft. Collins, Colorado. In our Metrology segment, we design and manufacture atomic force microscopes, scanning probe microscopes, stylus profilers and optical interferometers used to provide critical surface measurements in research and production environments. This broad line of products is used in universities, research facilities and scientific centers worldwide. In production environments such as semiconductor, data storage and other broad industries, our metrology instruments enable customers to monitor their products throughout the manufacturing process to improve yields, reduce costs and improve product quality. This segment has product development and marketing sites in Camarillo and Santa Barbara, California and Tucson, Arizona.

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

The following tables present certain data pertaining to our reportable product segments and a reconciliation of Segment profit (loss) to income (loss) before income taxes for the three and six months ended June 30, 2010 and 2009, respectively, and goodwill and total assets as of June 30, 2010 and December 31, 2009 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
Three months ended June 30, 2010
Net sales	$185,646	$35,742	$31,652	$—	$253,040
Segment profit (loss)	$58,856	$9,925	$3,354	$(3,768)	$68,367
Interest, net	—	—	—	1,762	1,762
Amortization	796	383	397	58	1,634
Equity-based compensation	671	308	435	1,544	2,958
Income (loss) before income taxes	$57,389	$9,234	$2,522	$(7,132)	$62,013
Three months ended June 30, 2009
Net sales	$31,882	$17,593	$22,545	$—	$72,020
Segment loss	$(472)	$(1,009)	$(3,012)	$(1,876)	$(6,369)
Interest, net	—	—	—	1,698	1,698
Amortization	774	403	578	76	1,831
Equity-based compensation	218	337	321	1,279	2,155
Restructuring	195	1,444	262	43	1,944
Asset impairment charge	—	304	—	—	304
Loss before income taxes	$(1,659)	$(3,497)	$(4,173)	$(4,972)	$(14,301)

Six months ended June 30, 2010
Net sales	$297,150	$58,987	$60,134	$—	$416,271
Segment profit (loss)	$88,673	$13,122	$6,286	$(6,902)	$101,179
Interest, net	—	—	—	3,544	3,544
Amortization	1,592	766	844	117	3,319
Equity-based compensation	1,138	523	739	2,728	5,128
Restructuring	—	(179)	—	—	(179)
Income (loss) before income taxes	$85,943	$12,012	$4,703	$(13,291)	$89,367
Six months ended June 30, 2009
Net sales	$54,084	$34,498	$46,287	$—	$134,869
Segment loss	$(4,184)	$(2,641)	$(5,717)	$(3,500)	$(16,042)
Interest, net	—	—	—	3,407	3,407
Amortization	1,549	808	1,155	148	3,660
Equity-based compensation	374	589	557	2,033	3,553
Restructuring	929	2,830	2,386	230	6,375
Inventory write-offs	—	1,526	—	—	1,526
Asset impairment charge	—	304	—	—	304
Loss before income taxes	$(7,036)	$(8,698)	$(9,815)	$(9,318)	$(34,867)

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate Amount	Total
As of June 30, 2010
Goodwill	$51,989	$—	$7,433	$—	$59,422
Total assets	$239,266	$58,669	$81,047	$427,384	$806,366

As of December 31, 2009
Goodwill	$51,989	$—	$7,433	$—	$59,422
Total assets	$178,406	$54,106	$72,912	$299,948	$605,372

Corporate total assets are comprised principally of cash and cash equivalents and short-term investments at June 30, 2010 and December 31, 2009, respectively.

Note 5—Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. Significant judgment is required in making this assessment. The ultimate realization of the net deferred tax assets, consisting of net operating losses, tax credit carryforwards and temporary differences is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards.

The Company evaluates the need for a valuation allowance against its deferred tax assets each quarter. For the year ending December 31, 2010, the Company has determined that a significant portion of its deferred tax assets are realizable on a more-likely-than-not basis based on the forecasted results of operations.  This tax benefit has been included in calculating the estimated effective tax rate for the year ending December 31, 2010.

Note 6—Debt

Convertible Notes

The convertible notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the convertible notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to 130% of the conversion price for a specified period, which is at least 20 trading days during the 30 consecutive trading days of the immediately preceding fiscal quarter and only during such fiscal quarter. At the end of the second quarter of 2010, our common stock was trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the convertible notes will be convertible during the third quarter of 2010.  If the convertible notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011. The notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

In May 2008, accounting guidance was issued that requires a portion of convertible debt to be allocated to equity. We implemented this guidance as of January 1, 2009. This guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as interest expense. The convertible notes are subject to such accounting guidance since they may be settled in cash upon conversion. Thus, as a result of the adoption of this accounting guidance, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the notes. This reclassification created a $16.3 million discount on the debt that is amortized over the remaining life of the notes, which will be through April 15, 2012. This additional interest expense does not require the use of cash.

The components of interest expense recorded on the notes were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Contractual interest	$1,089	$1,089	$2,178	$2,178
Amortization of the discount on the Notes	760	707	1,501	1,400
Total interest expense on the Notes	$1,849	$1,796	$3,679	$3,578
Effective interest rate	7.0%	6.8%	7.0%	6.8%

The carrying amounts of the liability and equity components of the notes were as follows (in thousands):

	June 30, 2010	December 31, 2009

Carrying amount of the equity component	$16,318	$16,318

Principal balance of the liability component	$105,574	$105,574
Less: unamortized discount	5,993	7,493
Net carrying value of the liability component	$99,581	$98,081

At June 30, 2010, $105.6 million of the notes outstanding had a fair value of approximately $156.7 million.

Mortgage Payable

We also have a mortgage payable, with approximately $3.0 million outstanding at June 30, 2010. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage at June 30, 2010 was approximately $3.3 million.

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

As of June 30, 2010, major categories of assets measured at fair value on a recurring basis under Level 2 consisted of CDARS totaling $159.5 million and treasury bills totaling $147.0 million. As of December 31, 2009, major categories of assets measured at fair value on a recurring basis under Level 2 consisted of CDARS totaling $180.0 million and derivative instruments totaling $0.2 million. As of June 30, 2010, the major category of liabilities measured at fair value on a recurring basis under Level 2 consisted of derivative instruments totaling $0.1 million. The Company had no Level 1 and Level 3 assets and liabilities measured on a recurring basis at June 30, 2010 and December 31, 2009.

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

As of June 30, 2010, major categories of assets and liabilities measured at fair value under Level 3 on a nonrecurring basis consisted of property, plant and equipment totaling $59.1 million, goodwill totaling $59.4 million, intangible assets totaling $25.2 million, an asset retirement obligation totaling ($0.2) million and a restructuring liability totaling ($1.3) million. As of December 31, 2009, major categories of assets and liabilities measured at fair value under Level 3 on a nonrecurring basis consisted of property, plant and equipment totaling $59.4 million, goodwill totaling $59.4 million, intangible assets totaling $29.7 million, an asset retirement obligation totaling ($0.2) million and a restructuring liability totaling ($2.5) million. The Company had no Level 1 or Level 2 assets and liabilities measured on a nonrecurring basis at June 30, 2010 and December 31, 2009.

Note 8— Commitments, Contingencies and Other Matters

Restructuring and Other Charges (Credits)

During 2009, we continued our multi-quarter plan to improve profitability and reduce and contain spending, which began in 2007. We made progress against the initiatives that management set in 2007, continued our restructuring plan and executed activities with a focus on creating a more cost effective organization, with a greater percentage of variable costs. These activities included downsizing and consolidating some locations, reducing our workforce, consultants and discretionary expenses and realigning our sales organization and engineering groups.

In conjunction with these activities, we recorded a restructuring credit of approximately $0.2 million during six months ended June 30, 2010. We recorded restructuring charges of approximately $1.9 million and $6.4 million during the three and six months ended June 30, 2009, respectively, and inventory write-offs of $1.5 million, included in cost of sales in the accompanying Condensed Consolidated Statement of Operations, associated with the discontinuance of certain products in connection with the transitioning to outsourced manufacturing during the three and six months ended June 30, 2009. Restructuring for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Personnel severance and related costs	$—	$767	$—	$5,153
Lease-related costs (credits)	—	893	(179)	893
Moving costs and consolidation activities	—	284	—	329
	$—	$1,944	$(179)	$6,375

Personnel severance and related costs

During the three and six months ended June 30, 2009, we recorded $0.8 million and $5.2 million, respectively, in personnel severance and related costs resulting from a headcount reduction of approximately 53 employees during the three month period and 193 employees during the six month period. This reduction in workforce included executives, management, administration, sales and service personnel and manufacturing employees’ companywide.

Lease-related costs (credits)

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

Restructuring liability

The following is a reconciliation of the liability for the 2009 and 2008 restructuring charge from inception through June 30, 2010 (in thousands):

	LED & Solar Process Equipment	Data Storage Process Equipment	Metrology	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2010	$353	$486	$15	$1,597	$2,451
Reversal of lease-related costs	—	(108)	—	—	(108)
Short-term/long-term reclassification	—	70	—	536	606
Cash payments	(353)	(253)	(15)	(1,030)	(1,651)
Balance as of June 30, 2010	$—	$195	$—	$1,103	$1,298

Long-term liability
Balance as of January 1, 2010	$—	$229	$—	$536	$765
Reversal of lease-related costs	—	(71)	—	—	(71)
Short-term/long-term reclassification	—	(70)	—	(536)	(606)
Balance as of June 30, 2010	$—	$88	$—	$—	$88

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We design, manufacture, market and service enabling solutions for customers in the high brightness (“HB”) light emitting diode (“LED”) (“HB LED”), solar, data storage, scientific research, semiconductor, and industrial markets. We have leading technology positions in our three segments: LED & Solar Process Equipment, Data Storage Process Equipment and Metrology.

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

Highlights of the Second Quarter of 2010

•                  Revenue was $253.0 million, a 251.3% increase from the second quarter of 2009.

•                  Orders were $346.9 million, a 251.6% increase from the second quarter of 2009.

•                  Net income was $52.4 million, or $1.20 per share, compared to a net loss of $(14.7) million, or $(0.47) per share, in the second quarter of 2009.

•                  Gross margins were 45.0%, compared to 33.9% in the second quarter of 2009.

Outlook

With backlog of $597 million at the end of June 2010, Veeco continues to have very strong business momentum. We continue to experience high levels of activity in our LED business, similar to the last three quarters, with multi-tool MOCVD system orders being quoted across a large number of customers. Our K465i™ is performing well in the market and we are increasing manufacturing capacity to satisfy customer demand.  In the second quarter of 2010, we shipped 81 systems. We currently plan to ship approximately 100 MOCVD tools in the third quarter 2010 and plan to reach a production capacity of 120 tools or more by the fourth quarter.  As a result of our variable-cost, outsourced manufacturing strategy, we have dramatically increased our production capacity with the ability to flex our actual MOCVD shipments up or down each quarter depending upon specific customer demand and delivery requirements.

We currently believe that the third quarter will be another strong order quarter for our MOCVD business. In particular, China’s initiative to subsidize the HB LED industry via seven national ‘industrial parks’ is spurring strong order quoting patterns for Veeco, both from Chinese entities as well as from Korean and Taiwanese customers that are partnering with Chinese entities.  We believe the HB LED industry is at the beginning of a multi-year MOCVD investment cycle as HB LEDs increase their penetration in laptop and TV backlighting and gain momentum for general illumination.

We are continuing to invest in our copper, indium, gallium, selenide (“CIGS”) Solar business, with a goal to build a “best of breed” deposition product line and ultimately help to drive CIGS technology as a low-cost, high efficiency solar technology. We shipped our first tool from our FastFlex family of deposition systems to an Asia customer during the second quarter of 2010.

Business conditions in our other segments, Data Storage and Metrology, also remain positive. In 2010, our Data Storage business is currently anticipated to perform well as customers invest in capacity additions and next-generation recording head technology.  Order rates have improved significantly from the low levels of business experienced in late 2008 and early 2009, with customers again investing in technology and capacity purchases. In Metrology we are winning in the market due to our new AFM and Optical products and have higher demand in the semiconductor, research and industrial markets as the global economy improved from 2009

Based upon Veeco’s strong backlog, the Company is currently forecasting that 2010 revenues will be over $1 billion, with strong year-over year growth from 2009 in revenue and profitability in all three business segments.

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

Results of Operations:

Three Months Ended June 30, 2010 and 2009

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

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended June 30, 2010 and 2009 (dollars in thousands):

					Dollar and
	Three months ended				Percentage
	June 30,				Change
	2010		2009		Period to Period
Net sales	$253,040	100.0%	$72,020	100.0%	$181,020	251.3%
Cost of sales	139,282	55.0	47,636	66.1	91,646	192.4
Gross profit	113,758	45.0	24,384	33.9	89,374	366.5
Operating expenses (income):
Selling, general and administrative	27,287	10.8	19,822	27.5	7,465	37.7
Research and development	20,550	8.1	13,163	18.3	7,387	56.1
Amortization	1,634	0.6	1,831	2.5	(197)	(10.8)
Restructuring	—	—	1,944	2.7	(1,944)	(100.0)
Asset impairment charge	—	—	304	0.4	(304)	(100.0)
Other, net	512	0.2	(77)	(0.1)	589	*
Total operating expenses	49,983	19.8	36,987	51.4	12,996	35.1
Operating income (loss)	63,775	25.2	(12,603)	(17.5)	76,378	*
Interest expense, net	1,762	0.7	1,698	2.4	64	3.8
Income (loss) before income taxes	62,013	24.5	(14,301)	(19.9)	76,314	*
Income tax provision	9,620	3.8	402	0.6	9,218	2,293.0
Net income (loss)	52,393	20.7	(14,703)	(20.4)	67,096	*
Net loss attributable to noncontrolling interest	—	—	(23)	0.1	23	(100.0)
Net income (loss) attributable to Veeco	$52,393	20.7%	$(14,680)	(20.4)%	$67,073	*

* Not Meaningful

Net Sales and Orders

Net sales of $253.0 million for the three months ended June 30, 2010 were up 251.3% compared to the comparable 2009 quarter. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three months ended June 30,		Dollar and Percentage Change		Three months ended June 30,		Dollar and Percentage Change		Book to Bill Ratio
	2010	2009	Period to Period		2010	2009	Period to Period		2010	2009
Segment Analysis
LED & Solar Process Equipment	$185,646	$31,882	$153,764	482.3%	$260,439	$56,342	$204,097	362.2%	1.40	1.77
Data Storage Process Equipment	35,742	17,593	18,149	103.2	50,025	19,318	30,707	159.0	1.40	1.10
Metrology	31,652	22,545	9,107	40.4	36,499	23,010	13,489	58.6	1.15	1.02
Total	$253,040	$72,020	$181,020	251.3%	$346,963	$98,670	$248,293	251.6%	1.37	1.37
Regional Analysis
Americas	$30,200	$23,864	$6,336	26.6%	$33,101	$20,660	$12,441	60.2%	1.10	0.87
Europe, Middle East and Africa (“EMEA”)	26,637	14,889	11,748	78.9	26,830	16,193	10,637	65.7	1.01	1.09
Japan	12,414	4,511	7,903	175.2	10,151	7,434	2,717	36.5	0.82	1.65
Asia Pacific	183,789	28,756	155,033	539.1	276,881	54,383	222,498	409.1	1.51	1.89
Total	$253,040	$72,020	$181,020	251.3%	$346,963	$98,670	$248,293	251.6%	1.37	1.37

Sales and orders increased in each segment in the second quarter of 2010 compared with the comparable 2009 quarter due to our customers’ requirements in response to increasingly favorable economic conditions compared to 2009. LED & Solar Process Equipment sales were up 482.3% from the comparable 2009 quarter primarily due to an increase in end user demand for HB LED backlighting applications and continued strong customer acceptance of Veeco’s newest generation systems. Data Storage Process Equipment segment sales were up 103.2% from the comparable 2009 quarter due to an increase in demand by our data storage customers as the global economy improved from 2009. Additionally, Metrology sales were up 40.4% from the comparable 2009 quarter, due to higher demand in the semiconductor, research and industrial markets as the global economy improved from 2009. By region, net sales increased by 539.1% in the Asia Pacific region, primarily due to MOCVD sales to HB LED customers, while sales in the Americas, EMEA and Japan also increased 26.6%, 78.9% and 175.2%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders for the second quarter of 2010 increased 251.6% from the comparable 2009 quarter. By segment, the 362.2% increase in orders for LED & Solar Process Equipment was principally driven by HB LED based manufacturers increasing production for television and laptop backlighting applications. The 159.0% increase in Data Storage Process Equipment orders resulted from an increase in demand by our data storage customers due to both capacity expansion and technology buys. The 58.6% increase in Metrology orders is due to higher demand in the semiconductor, research and industrial markets.

Our book-to-bill ratio for the second quarter of 2010, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.37 to 1, reflecting the increasingly favorable economic conditions experienced in the last four quarters, specifically related to our LED & Solar Process Equipment segment. Our backlog as of June 30, 2010 was $597.5 million, compared to $402.0 million as of December 31, 2009. During the three months ended June 30, 2010, we experienced backlog adjustments of approximately $1.4 million, principally due to adjustments related to foreign currency translation. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of June 30, 2010 we had customer deposits and advanced billings of $113.6 million.

Gross Profit

Gross profit, as a percentage of net sales, for the second quarter of 2010, was 45.0%, compared to 33.9% in the comparable 2009 quarter. LED & Solar Process Equipment gross margins increased to 44.0% from 32.7%, Data Storage Process Equipment gross margins increased to 48.6% from 34.3% and Metrology gross margins increased to 46.6% from 35.2%. The increases in gross margin were driven primarily by increased sales volume in each of our segments.

Operating Expenses

Selling, general and administrative expenses increased by $7.5 million, or 37.7%, from the comparable 2009 quarter, however, decreased from 27.5% of net sales to 10.8% of sales.  The dollar increase was primarily due to an increase in bonus and profit sharing expense, equity-based compensation, travel and entertainment expenses, salary and related expenses and professional fees associated primarily with the significant increase in business activity in our LED & Solar Process Equipment segment.

Research and development expenses increased $7.4 million from the comparable 2009 quarter, however, decreased from 18.3% of net sales to 8.1%. The dollar increase was primarily due to increased spending in our LED & Solar Process Equipment segment to support future growth.

Restructuring expense of $1.9 million for the second quarter of 2009 consisted of $0.8 million of personnel severance costs resulting from a reduction in workforce. In addition, there were $0.9 million of lease-related costs and $0.2 million of moving and consolidation costs incurred in our Data Storage Process Equipment segment associated with vacating our Camarillo, CA facilities. In addition to the $1.9 million in restructuring expense, we incurred $0.3 million of asset impairment costs.

Other, net for the second quarter of 2010 includes a foreign currency exchange loss of $0.5 million compared to a foreign currency exchange gain of $0.1 million in the comparable 2009 quarter.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended June 30, 2010, the Company had an effective tax rate of 15.5% and recorded a provision for income taxes of $9.6 million which includes $2.0 million relating to our foreign operations and $7.6 million relating to U.S. federal, state and local taxes. The effective tax rate is lower than the statutory rate primarily due to the Company’s ability to realize a significant portion of its deferred tax assets, primarily related to net operating loss carryforwards and federal tax credits, on a more-likely-than-not basis based on the forecasted results of operations for the year ending December 31, 2010.

For the three months ended June 30, 2009, the Company had an effective tax rate of (2.8)% and recorded a provision for income taxes of $0.4 million which included $0.2 million relating to our foreign operations and $0.2 million relating to state and local taxes.

Results of Operations:

Six Months Ended June 30, 2010 and 2009

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the six months ended June 30, 2010 and 2009 (dollars in thousands):

					Dollar and
	Six months ended				Percentage
	June 30,				Change
	2010		2009		Period to Period
Net sales	$416,271	100.0%	$134,869	100.0%	$281,402	208.6%
Cost of sales	232,164	55.8	90,103	66.8	142,061	157.7
Gross profit	184,107	44.2	44,766	33.2	139,341	311.3
Operating expenses (income):
Selling, general and administrative	50,707	12.2	38,429	28.5	12,278	31.9
Research and development	36,990	8.9	26,049	19.3	10,941	42.0
Amortization	3,319	0.8	3,660	2.7	(341)	(9.3)
Restructuring	(179)	(0.0)	6,375	4.7	(6,554)	*
Asset impairment charge	—	—	304	0.2	(304)	(100.0)
Other, net	359	0.1	1,409	1.0	(1,050)	(74.5)
Total operating expenses	91,196	21.9	76,226	56.5	14,970	19.6
Operating income (loss)	92,911	22.3	(31,460)	(23.3)	124,371	*
Interest expense, net	3,544	0.9	3,407	2.5	137	4.0
Income (loss) before income taxes	89,367	21.5	(34,867)	(25.9)	124,234	*
Income tax provision	10,930	2.6	780	0.6	10,150	1,301.3
Net income (loss)	78,437	18.8	(35,647)	(26.4)	114,084	*
Net loss attributable to noncontrolling interest	—	—	(65)	0.1	65	(100.0)
Net income (loss) attributable to Veeco	$78,437	18.8%	$(35,582)	(26.4)%	$114,019	*

* Not Meaningful

Net Sales and Orders

Net sales of $416.3 million for the six months ended June 30, 2010 were up 208.6% compared to the comparable 2009 period. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Six months ended June 30,		Dollar and Percentage Change		Six months ended June 30,		Dollar and Percentage Change		Book to Bill Ratio
	2010	2009	Period to Period		2010	2009	Period to Period		2010	2009
Segment Analysis
LED & Solar Process Equipment	$297,150	$54,084	$243,066	449.4%	$472,102	$84,863	$387,239	456.3%	1.59	1.57
Data Storage Process Equipment	58,987	34,498	24,489	71.0	76,398	27,136	49,262	181.5	1.30	0.79
Metrology	60,134	46,287	13,847	29.9	66,307	39,721	26,586	66.9	1.10	0.86
Total	$416,271	$134,869	$281,402	208.6%	$614,807	$151,720	$463,087	305.2%	1.48	1.12
Regional Analysis
Americas	$57,410	$43,833	$13,577	31.0%	$65,344	$32,232	$33,112	102.7%	1.14	0.74
EMEA	50,394	33,150	17,244	52.0	65,955	27,497	38,458	139.9	1.31	0.83
Japan	22,839	9,987	12,852	128.7	16,937	14,360	2,577	17.9	0.74	1.44
Asia Pacific	285,628	47,899	237,729	496.3	466,571	77,631	388,940	501.0	1.63	1.62
Total	$416,271	$134,869	$281,402	208.6%	$614,807	$151,720	$463,087	305.2%	1.48	1.12

Sales and orders increased in each segment in the first half of 2010 compared with the comparable 2009  period due to our customers’ requirements in response to increasingly favorable economic conditions compared to 2009. LED & Solar Process Equipment sales were up 449.4% from the comparable 2009 period primarily due to an increase in end user demand for HB LED backlighting applications and strong customer acceptance of Veeco’s newest generation systems. Data Storage Process Equipment sales were up 71.0% from the comparable 2009 period due to an increase in demand by our data storage customers as the global economy improved from 2009. Additionally, Metrology sales were up 29.9% from the comparable 2009 period, due to higher demand in the semiconductor, research and industrial markets as the global economy improved from 2009. By region, net sales increased by 496.3% in the Asia Pacific region, primarily due to MOCVD sales to HB LED customers, while sales in the Americas, EMEA and Japan also increased 31.0%, 52.0% and 128.7%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders for the second half of 2010 increased 305.2% from the comparable 2009 period. By segment, the 456.3% increase in orders for LED & Solar Process Equipment was principally driven by HB LED based manufacturers increasing production for television and laptop backlighting applications. The 181.5% increase in Data Storage Process Equipment orders resulted from an increase in demand by our data storage customers due to both capacity expansion and technology buys. The 66.9% increase in Metrology orders was due to higher demand in the semiconductor, research and industrial markets.

Gross Profit

Gross profit, as a percentage of net sales, for the first half of 2010, was 44.2%, compared to 33.2% in the comparable 2009 period. LED & Solar Process Equipment gross margins increased to 43.5% from 31.2%, Data Storage Process Equipment gross margins increased to 45.0% from 38.3% and Metrology gross margins increased to 46.9% from 37.2%. The increases in gross margin were driven primarily by increased sales volume in each of our segments. In the first half of 2009, Data Storage Process Equipment gross margins were also negatively impacted by a charge of $1.5 million for the write-off of inventory associated with the discontinuance of certain product lines.

Operating Expenses

Selling, general and administrative expenses increased by $12.3 million, or 31.9%, from the comparable 2009 period, however, decreased from 28.5% of net sales to 12.2% of sales. The increase was primarily due to an increase in bonus and profit sharing expense, equity-based compensation, travel and entertainment expenses, salary and related expenses and professional fees associated primarily with the significant increase in business activity in our LED & Solar Process Equipment segment.

Research and development expenses increased $10.9 million from the comparable 2009 period, however, decreased from 19.3% of net sales to 8.9% of sales. The dollar increase was primarily due to increased spending in our LED & Solar Process Equipment segment to support future growth.

Restructuring included a credit of approximately $0.2 million during the first half of 2010 due to a change in estimate for one of our leased facilities. Restructuring expense of $6.4 million in the first half of 2009 consisted of $5.2 million of personnel severance costs resulting from a reduction in workforce, $0.9 million of lease-related costs and $0.3 million of moving and consolidation costs incurred in our Data Storage Process Equipment segment associated with vacating our Camarillo, CA facilities. In addition, there was also a $0.3 million asset impairment charge.

Other, net for the first half of 2010 included a foreign currency exchange loss of $0.4 million compared to a foreign exchange loss of $1.3 million in the comparable 2009 period.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the six months ended June 30, 2010, the Company had an effective tax rate of 12.2% and recorded a provision for income taxes of $10.9 million which includes $3.0 million relating to our foreign operations and $7.9 million relating to U.S. federal, state and local taxes. The effective tax rate is lower than the statutory rate primarily due to the Company’s ability to realize a significant portion of its deferred tax assets, primarily related to net operating loss carryforwards and federal tax credits, on a more-likely-than-not basis based on the forecasted results of operations for the year ending December 31, 2010.

For the six months ended June 30, 2009, the Company had an effective tax rate of (2.2)% and recorded a provision for income taxes of $0.8 million which included $0.5 million relating to our foreign operations and $0.3 million relating to state and local taxes.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and repayment of debt. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the six months ended June 30, 2010 and 2009, respectively, is as follows (in thousands):

	Six months ended
	June 30,
	2010	2009
Net income (loss)	$78,437	$(35,647)
Net cash provided by operating activities	$109,000	$8,044
Net cash provided by (used in) investing activities	75,486	(13,709)
Net cash provided by (used in) financing activities	30,110	(391)
Effect of exchange rates on cash and cash equivalents	(1,803)	(249)
Net increase (decrease) in cash and cash equivalents	212,793	(6,305)
Cash and cash equivalents at beginning of period	148,589	103,799
Cash and cash equivalents at end of period	$361,382	$97,494

We had a net increase in cash of $212.8 million during the six months ended June 30, 2010. Cash provided by operations was $109.0 million for this period, as compared to cash provided by operations of $8.0 million for the comparable 2009 period. Net income adjusted for non-cash items provided operating cash flows of $90.0 million for the six months ended June 30, 2010, whereas $17.6 million was used in the comparable 2009 period. Net cash provided by operations for the six months ended June 30, 2010 included a net change in operating assets and liabilities of $19.0 million. Inventories increased by approximately $6.4 million, principally due to an increase in purchases to support the significant MOCVD orders from the comparable 2009 period. Accounts receivable increased $54.6 million during the six months ended June 30, 2010, due to higher sales volume when compared to the fourth quarter of 2009. Accrued expenses and other current liabilities increased $51.9 million during the six months ended June 30, 2010, due primarily to an increase in customer deposits, partially offset by the payment of management bonuses and profit sharing in the first quarter of 2010. Accounts payable also increased by $21.8 million during the first half of 2010 due to the higher level of business activity.

Cash provided by investing activities of $75.5 million for the six months ended June 30, 2010 primarily related to the redemption of short-term investments of $160.1 million, partially offset by purchases of additional short-term investments of $78.5 million and $6.2 million in capital expenditures principally in our LED & Solar Process Equipment segment. Cash used in investing activities of $13.7 million for the six months ended June 30, 2009 primarily related to the $9.8 million earn-out payments and $3.6 million in capital expenditures, of which $2.4 million is principally attributable to our LED & Solar Process Equipment segment. During the remainder of 2010, we estimate we will invest an additional $22.5 million in capital expenditures primarily related to lab tools for high-growth opportunities, as well as for plant expansion and building improvements.

Cash provided by financing activities of $30.1 million for the six months ended June 30, 2010 primarily related to stock option exercises. Cash used in financing activities of $0.4 million for the six months ended June 30, 2009 primarily related to restricted stock tax withholdings.

Based on forecasted results of operations for the year ending December 31, 2010, we expect to exhaust our net operating loss carryforwards (“NOLs”) and federal tax credits (“FTCs”) this year. As a result, we anticipate paying taxes when the NOLs and FTCs are exhausted.

As of June 30, 2010, we have outstanding $105.6 million aggregate principal amount of 4.125% convertible subordinated notes due April 15, 2012 (the “Notes”). We pay interest on the Notes on April 15 and October 15 of each year. We have previously engaged in repurchase transactions of our Notes and may enter into similar transactions in the future depending on market conditions, our cash position and other factors.

The Notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). Holders may convert the Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to 130% of the conversion price for a specified period, which is at least 20 trading days during the 30 consecutive trading days of the immediately preceding fiscal quarter and only during such fiscal quarter. At the end of the second quarter of 2010, our common stock was trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the Notes will be convertible during the third quarter of 2010.  If the Notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011.

We believe that existing cash balances together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations. We believe we will be able to meet our obligation to repay the $105.6 million of outstanding Notes that mature on April 15, 2012 through with cash and short-term investments on hand.

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table, except for purchase commitments, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Annual Report on Form 10-K. The purchase commitments outstanding at June 30, 2010 were $283.4 million.

Application of Critical Accounting Policies

General:  Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually monitors and evaluates its estimates and judgments, including those related to bad debts, inventories, intangible and other long-lived assets, income taxes, warranty obligations, restructuring costs, and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, fair value measurements, warranty costs, the accounting for income taxes and equity-based compensation to be critical policies due to the estimation processes involved in each.

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

Systems — Process equipment systems and certain metrology systems, which are sold to manufacturers in the LED, solar, data storage and semiconductor industries and are used in manufacturing facilities and commercial production environments typically include process acceptance criteria based upon Veeco and/or customer specifications. We are generally required to install these products and demonstrate compliance with acceptance tests at the customer’s facility. Generally, based upon the terms of the sales arrangement, these products are sold with a retention (typically 10% to 20% of the sales contract value) which is payable by the customer when installation and field acceptance is completed. Such installations are not considered complex and are not deemed essential to the functionality of the equipment because they do not involve significant changes to the features or capabilities of the equipment or involve building complex interfaces or connections. Installation normally represents only 2% - 4% of the fair value of the sales contract. Sales arrangements for these systems are bifurcated into separate units of accounting or elements based on objective evidence of fair value. The two elements are the system and installation of the system. The amount of revenue allocated to each element is based upon its relative fair value. The price charged when the system or installation service is sold separately generally determines fair value.  The value of the installation service is based upon the fair value of the service performed, including labor, which is based upon the estimated time to complete the installation at hourly rates, and material components. We recognize revenue for the system or delivered element since the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item (i.e., the installation service) and delivery or performance of the undelivered item is considered probable and substantially in our control, based on our historical experience. The value of the undelivered element is the greater of the fair value of the installation or the portion of the sales price that will not be received until the installation is completed (i.e., the retention amount). System revenue is generally recognized upon shipment or delivery provided title and risk of loss has passed to the customer. Revenue from installation services is recognized at the time acceptance is received from the customer. If the arrangement does not meet all the above criteria, the entire amount of the sales arrangement is deferred until the criteria have been met or all elements have been delivered to the customer or been completed.

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

Pursuant to relevant accounting pronouncements we are required to determine if it is appropriate to use the operating segment as defined under accounting guidance as the reporting unit or one level below the operating segment, depending on whether certain criteria are met. We have identified four reporting units that are required to be reviewed for impairment. The reporting units are LED & Solar Process Equipment, Data Storage Process Equipment and AFM and Optical Metrology. AFM and Optical Metrology comprise the Metrology operating segment. In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

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

Fair Value Measurements: Accounting guidance for our non-financial assets and non-financial liabilities requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in such. Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. These requirements apply to our long-lived assets, goodwill and intangible assets. We use Level 3 inputs to value all of such assets and the methodology we use to value such assets has not changed since December 31, 2009. The Company primarily applies the market approach for recurring fair value measurements.

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

Income Taxes:  As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. The carrying value of our deferred tax assets is adjusted by a partial valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of net operating loss and tax credit carry forwards, and timing differences between the book and tax treatment of inventory, acquired intangible assets and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

Equity-Based Compensation: Equity-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to risk-free interest rate, dividend yield, expected stock-price volatility and option life.

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

We estimate forfeitures using our historical experience, which is adjusted over the requisite service period based on the extent to which actual forfeitures differ or are expected to differ, from such estimates. Because of the significant amount of judgment used in these calculations, it is reasonably likely that circumstances may cause the estimate to change.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

Recent Accounting Pronouncements

Subsequent Events: The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Fair Value Measurements: In January 2010, the FASB issued amended guidance for Fair Value Measurements and Disclosures. This update requires some new disclosures and clarifies existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, this update requires that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of existing disclosures. For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update was adopted on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

Revenue Recognition: In October 2009, the FASB issued amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This update eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 88.2% and 86.5% of our total net sales for the three and six months ended June 30, 2010, respectively, and 66.9% and 67.5% for the comparable 2009 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 6.9% and 8.3% of our total net sales for the three and six months ended June 30, 2010  respectively, and 16.2% and 15.4% for the comparable 2009 periods.

The aggregate foreign currency exchange (loss) gain included in determining the condensed consolidated results of operations was approximately $(0.5) million and $0.1 million during the three months ended June 30, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange (loss) gain were gains related to forward contracts of $0.2 million and $0.1 million during the three months ended June 30, 2010, and 2009, respectively. The aggregate foreign currency exchange loss included in determining the condensed consolidated results of operations was approximately $0.4 million and $1.3 million during the six months ended June 30, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange loss were gains related to forward contracts of $0.3 million and $0.2 million during the six months ended June 30, 2010, and 2009, respectively. These amounts were recognized and are included in other, net in the accompanying condensed consolidated statements of operations.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit are the Japanese Yen and the Euro. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three and six months ended June 30, 2010 was approximately $8.2 and $5.7 million, respectively.

As of June 30, 2010, approximately $0.1 million of losses related to forward contracts were included in accrued expenses and other current liabilities and were subsequently paid in July 2010. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2010. Monthly forward contracts with a notional amount of $9.2 million, entered into in June 2010, will be settled in July 2010. The fair value of the contracts at inception was zero, which did not significantly change at June 30, 2010.

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

Assuming second quarter 2010 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report, except for the following:

The reduction or elimination of government subsidies and economic incentives may adversely affect the future order rate for our MOCVD equipment.

The Chinese government has provided various incentives to encourage development of the LED industry, including subsidizing a significant portion of the purchase cost of MOCVD equipment.  These subsidies have enabled and encouraged certain customers in this region to purchase more of our MOCVD equipment than these customers might have purchased without these subsidies.  These subsidies are expected to decline over time and may end or be reduced at some point in the future.  The reduction or elimination of these incentives may result in a reduction in future orders for our MOCVD equipment in this region.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

3.1	Amendment No. 1 to the Fourth Amended and Restated Bylaws of Veeco effective May 20, 2010	Current report on Form 8-K filed on May 26, 2010, Exhibit 3.1
10.1	Second Amendment to Employment Agreement of John R. Peeler, effective June 11, 2010.	*
10.2	Veeco Instruments Inc. Performance-Based Restricted Stock 2010	*
10.3	Veeco Instruments Inc. 2010 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-166852) filed May 14, 2010, Exhibit 10.1
10.4	Form of 2010 Stock Incentive Plan, Stock Option Agreement	Registration Statement on Form S-8 (File No. 333-166852) filed May 14, 2010, Exhibit 10.2
10.5	Form of 2010 Stock Incentive Plan, Restricted Stock Agreement	Registration Statement on Form S-8 (File No. 333-166852) filed May 14, 2010, Exhibit 10.3
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 28, 2010

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

3.1	Amendment No. 1 to the Fourth Amended and Restated Bylaws of Veeco effective May 20, 2010	Current report on Form 8-K filed on May 26, 2010, Exhibit 3.1
10.1	Second Amendment to Employment Agreement of John R. Peeler, effective June 11, 2010.	*
10.2	Veeco Instruments Inc. Performance-Based Restricted Stock 2010	*
10.3	Veeco Instruments Inc. 2010 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-166852) filed May 14, 2010, Exhibit 10.1
10.4	Form of 2010 Stock Incentive Plan, Stock Option Agreement	Registration Statement on Form S-8 (File No. 333-166852) filed May 14, 2010, Exhibit 10.2
10.5	Form of 2010 Stock Incentive Plan, Restricted Stock Agreement	Registration Statement on Form S-8 (File No. 333-166852) filed May 14, 2010, Exhibit 10.3
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*         Filed herewith