Form 10-Q
period 2010-09-30
VEECO INSTRUMENTS INC
filed 2010-10-28
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

39,904,001 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on October 27, 2010.

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

VEECO INSTRUMENTS INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$277,094	$74,688	$633,233	$163,270
Cost of sales	141,612	44,141	342,210	105,566
Gross profit	135,482	30,547	291,023	57,704
Operating expenses (income):
Selling, general and administrative	24,565	15,631	62,852	41,926
Research and development	18,306	10,662	47,861	29,327
Amortization	1,237	1,270	3,711	3,775
Restructuring	—	781	(179)	4,770
Asset impairment	—	—	—	304
Other, net	(275)	(307)	75	368
Total operating expenses	43,833	28,037	114,320	80,470
Operating income (loss)	91,649	2,510	176,703	(22,766)
Interest expense, net	1,637	1,656	5,181	5,063
Income (loss) from continuing operations before income taxes	90,012	854	171,522	(27,829)
Income tax (benefit) provision	(1,092)	823	7,663	2,379
Income (loss) from continuing operations	91,104	31	163,859	(30,208)

Discontinued operations:
(Loss) income from discontinued operations	(4,311)	978	3,546	(5,206)
Income tax provision (benefit)	630	(261)	2,805	(1,037)
(Loss) income from discontinued operations	(4,941)	1,239	741	(4,169)

Net income (loss)	86,163	1,270	164,600	(34,377)
Net loss attributable to noncontrolling interest	—	—	—	(65)
Net income (loss) attributable to Veeco	$86,163	$1,270	$164,600	$(34,312)

Income (loss) per common share attributable to Veeco:
Basic:
Continuing operations	$2.28	$—	$4.15	$(0.96)
Discontinued operations	(0.12)	0.04	0.02	(0.13)
Income (loss)	$2.16	$0.04	$4.17	$(1.09)
Diluted :
Continuing operations	$2.16	$—	$3.89	$(0.96)
Discontinued operations	(0.12)	0.04	0.02	(0.13)
Income (loss)	$2.04	$0.04	$3.91	$(1.09)

Weighted average shares outstanding:
Basic	39,946	31,608	39,508	31,540
Diluted	42,258	32,375	42,175	31,540

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$86,163	$1,270	$164,600	$(34,377)
Other comprehensive income (loss), net of tax
Foreign currency translation	985	966	160	20
Unrealized gain on available-for-sale securities	252	—	252	—
Comprehensive income (loss)	87,400	2,236	165,012	(34,357)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(65)
Comprehensive income (loss) attributable to Veeco	$87,400	$2,236	$165,012	$(34,292)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$278,144	$148,500
Short-term investments	157,111	135,000
Restricted cash	31,581	—
Accounts receivable, net	129,574	67,546
Inventories	80,544	55,807
Prepaid expenses and other current assets	31,146	6,419
Assets of discontinued segment held for sale	80,252	40,058
Deferred income taxes	38,892	3,105
Total current assets	827,244	456,435
Property, plant and equipment at cost, net	45,490	44,707
Goodwill	52,003	52,003
Intangible assets, net	18,058	21,770
Other assets	901	429
Assets of discontinued segment held for sale	—	30,028
Total assets	$943,696	$605,372
Liabilities and equity
Current liabilities:
Accounts payable	$44,793	$24,910
Accrued expenses and other current liabilities	192,122	99,823
Deferred profit	5,853	2,520
Income taxes payable	44,034	829
Liabilities of discontinued segment held for sale	12,000	10,824
Current portion of long-term debt	225	212
Total current liabilities	299,027	139,118
Deferred income taxes	3,019	5,039
Long-term debt	103,063	100,964
Other liabilities	315	1,192

Equity	538,272	359,059

Total liabilities and equity	$943,696	$605,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Operating activities
Net income (loss)	$164,600	$(34,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,952	10,766
Amortization of debt discount	2,269	2,114
Non-cash equity-based compensation	7,003	5,106
Non-cash asset impairment	—	304
Non-cash inventory write-off	—	1,526
Non-cash restructuring	(179)	4,770
Deferred income taxes	(37,850)	683
Non-cash cash flows from discontinued operations	7,050	7,995
Other, net	3	34
Changes in operating assets and liabilities:
Accounts receivable	(61,499)	(5,324)
Inventories	(24,579)	13,406
Accounts payable	19,908	2,378
Accrued expenses, deferred profit and other current liabilities	138,947	12,079
Cash flows from discontinued operations	(11,703)	6,718
Other, net	(26,051)	(6,510)
Net cash provided by operating activities	187,871	21,668
Investing activities
Capital expenditures	(8,023)	(4,584)
Payments for net assets of businesses acquired	—	(2,413)
Payments of earn-outs for businesses acquired	—	(9,839)
Transfers to restricted cash	(31,581)	(482)
Proceeds from the maturity of CDARS	213,641	—
Proceeds from sales of short-term investments	11,013	—
Payments for purchases of short-term investments	(246,514)	—
Purchases of treasury stock	(31,602)	—
Proceeds from the sale of property, plant and equipment	13	834
Cash flows from discontinued operations	1,682	(600)
Net cash used in investing activities	(91,371)	(17,084)
Financing activities
Proceeds from stock option exercises	36,060	2,904
Restricted stock tax withholdings	(2,898)	(495)
Repayments of long-term debt	(157)	(146)
Net cash provided by financing activities	33,005	2,263
Effect of exchange rate changes on cash and cash equivalents	139	(8)
Net increase in cash and cash equivalents	129,644	6,839
Cash and cash equivalents at beginning of period	148,500	102,521
Cash and cash equivalents at end of period	$278,144	$109,360

Non-cash investing and financing activities
Accrual of payment for net assets of businesses acquired	$—	$1,000
Transfers from property, plant and equipment to inventory	1,114	1,159
Transfers from inventory to property, plant and equipment	850	23
Sale of property, plant and equipment with note receivable	140	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Income (Loss) Per Common Share attributable to Veeco

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	39,946	31,608	39,508	31,540
Dilutive effect of stock options and restricted stock	1,301	767	1,540	—
Dilutive effect of convertible notes	1,011	—	1,127	—
Diluted weighted average shares outstanding	42,258	32,375	42,175	31,540

Basic income (loss) per common share attributable to Veeco is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share attributable to Veeco is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. For the nine months ended September 30, 2009, the effect of approximately 0.2 million shares were excluded from the computation of diluted weighted average shares outstanding due to the net loss sustained in the period as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2010, no shares were excluded from the computation of diluted weighted average shares outstanding.

Our convertible notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the notes in cash. Under the terms of these notes, we may pay the principal amount of converted notes in cash or in shares of common stock. We have indicated that we intend to pay the principal amount in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the three and nine months ended September 30, 2010, had a dilutive affect of 1.0 million and 1.1 million common equivalent shares, respectively, for the three months ended September 30, 2009, the impact was anti-dilutive, due to the conversion price being out of the money for the period and for the nine months ended September 30, 2009, the impact was anti-dilutive, due to the net loss sustained in the period. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. The maximum number of common equivalent shares issuable upon conversion at September 30, 2010 was approximately 5.4 million.

On or after April 20, 2011, we may redeem the notes, in whole or in part, for cash at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. Holders may convert the convertible notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including if the notes have been called for redemption or if, for a given fiscal quarter our common stock trades at prices equal to 130% of the conversion price for at least 20 trading days during the final 30 trading days of the immediately preceding fiscal quarter. At the end of the third quarter of 2010, our common stock was not trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the convertible notes will not be convertible during the fourth quarter of 2010.  If the convertible notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011. See Note 7 for further details on our debt.

Short-term Investments

We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include Federal Deposit Insurance Corporation (“FDIC”) insured corporate bonds, treasury bills, commercial paper and certificates of deposit placed through an account registry service (“CDARS”) with maturities of greater than three months when purchased in principal amounts that, when aggregated with interest to accrue over the term, will not exceed FDIC limits. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in equity. Net realized gains and losses are included in net income (loss). CDARS, commercial paper and treasury bills classified as cash equivalents are carried at cost, which approximates fair market value.

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

The aggregate foreign currency exchange gain (loss) included in determining the condensed consolidated results of operations was approximately $0.1 million and $(0.1) million during the three months ended September 30, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange gain were losses related to forward contracts of $(0.1) million during the three months ended September 30, 2010. The aggregate foreign currency exchange loss included in determining the condensed consolidated results of operations was approximately $(0.3) million and $(0.6) million during the nine months ended September 30, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange loss were gains related to forward contracts of $0.1 million during the nine months ended September 30, 2009.

These amounts were recognized and are included in Other, net in the accompanying condensed consolidated statements of operations. As of September 30, 2010, approximately $0.2 million of losses related to forward contracts were included in accrued expenses and other current liabilities and were subsequently paid in October 2010. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2010. Monthly forward contracts with a notional amount of $1.7 million, entered into in September 2010 for October 2010, will be settled in October 2010.

The weighted average notional amount of derivative contracts outstanding during the three and nine months ended September 30, 2010 were approximately $6.8 and $5.9 million, respectively.

Note 2 — Discontinued Operations

On August 15, 2010, we signed a definitive agreement to sell our metrology business to Bruker Corporation for approximately $229 million, comprising our entire Metrology reporting segment. Accordingly, Metrology’s operating results are accounted for as discontinued operations in determining the condensed consolidated results of operations for all periods presented. Additionally, Metrology’s assets and liabilities are classified as held for sale on our condensed consolidated balance sheet for all periods presented. The sales transaction closed on October 7, 2010.

Summary information related to discontinued operations is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$31,880	$24,225	$92,011	$70,512

Gross profit	15,623	10,361	44,189	27,970
Total operating expenses	19,934	9,383	40,643	33,176
Operating (loss) income	(4,311)	978	3,546	(5,206)

Net (loss) income from discontinued operations, net of tax	(4,941)	1,239	741	(4,169)

	September 30,	December 31,
	2010	2009
Assets
Cash	$48	$89
Accounts receivable, net	27,669	16,812
Inventories	26,047	21,757
Property, plant and equipment at cost, net	13,412	14,682
Goodwill	7,419	7,419
Other assets	5,657	9,327
Assets of discontinued segment held for sale	$80,252	$70,086

Liabilities
Accounts payable	$7,287	$4,202
Accrued expenses and other current liabilities	4,713	6,622
Liabilities of discontinued segment held for sale	$12,000	$10,824

Note 3— Equity-based Compensation Plans

Equity-based Compensation

Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over each employee’s requisite service period. The following compensation expense was included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Equity-based compensation expense	$7,514	$2,400	$12,642	$5,953

As a result of the sale of our Metrology segment to Bruker Corporation, equity-based compensation expense related to Metrology employees has been classified as discontinued operations in determining the condensed consolidated results of operations for the three and nine months ended September 30, 2010 and 2009. For the three and nine months ended September 30, 2010, $4.9 million and $5.6 million of equity-based compensation expense has been classified as discontinued operations. For the three and nine months ended September 30, 2009, $0.3 million and $0.9 million of equity-based compensation expense has been classified as discontinued operations. For the three and nine months ended September 30, 2010, total equity-based compensation expense included a charge of $4.5 million related to the acceleration of equity awards associated with the sale of our Metrology business. We expect to recognize approximately $2.0 million of additional equity-based compensation expense in the fourth quarter related to the acceleration of these awards.

As of September 30, 2010, the total unrecognized compensation costs related to nonvested stock and stock option awards was $9.4 million and $15.7 million, respectively. The related weighted average period over which we expect that such unrecognized compensation costs will be recognized is approximately 2.8 years for nonvested stock awards and 2.2 years for option awards.

Stock Option and Restricted Stock Activity

A summary of our restricted stock awards including restricted stock units for the nine months ended September 30, 2010, is presented below:

	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2010	892	$12.97
Granted	179	34.78
Vested	(306)	12.89
Forfeited (including cancelled awards)	(15)	14.25
Nonvested at September 30, 2010	750	18.19

A summary of our stock option awards for the nine months ended September 30, 2010, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2010	4,506	$16.35
Granted	631	34.21
Exercised	(1,951)	18.95
Forfeited (including cancelled options)	(42)	13.63
Expirations of vested options	(22)	47.20
Outstanding at September 30, 2010	3,122	18.15	$57,068	5.7
Options exercisable at September 30, 2010	1,107	15.98	$22,676	3.9

Treasury Stock

On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock until August 26, 2011. Repurchases are expected to be made from time to time on the open market in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions, SEC regulations, and other factors. The repurchases will be funded using the Company’s available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. During the three months ended September 30, 2010, we purchased 929,382 shares for $31.6 million (including transaction costs) under the program at an average cost of $34.00 per share. This stock repurchase is included as a reduction to Equity in the Condensed Consolidated Balance Sheet.

2010 Stock Incentive Plan

On April 1, 2010, the Board of Directors of the Company and on May 14, 2010, our shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan replaced the 2000 Stock Incentive Plan as the Company’s active stock plan. The Company’s employees, directors and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including both non-qualified and incentive stock options, share appreciation rights, restricted shares, restricted share units and dividend equivalent rights. The Company is authorized to issue up to 3,500,000 shares under the 2010 Plan. Option awards are generally granted with an exercise price equal to the closing price of the Company’s stock on the trading day prior to the date of grant; those option awards generally vest over a 3 year period and have a 10-year term. Restricted share awards generally vest over 4-5 years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Plan.

Note 4—Balance Sheet Information

Short-term Investments

Available-for-sale securities consist of the following (in thousands):

	September 30, 2010
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Commercial paper	$35,915	$32	$—	$35,947

FDIC insured corporate bonds	85,802	160	—	85,962

Treasury bills	35,142	60	—	35,202

Total available-for-sale securities	$156,859	$252	$—	$157,111

During the three and nine months ended September 30, 2010, available-for-sale securities were sold for total proceeds of $11.0 million. The gross realized gains on these sales were minimal for the three and nine months ended September 30, 2010. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. Net unrealized holding gains on available-for-sale securities amounting to $0.2 million for the three and nine months ended September 30, 2010, respectively, have been included in accumulated other comprehensive income. We held no available-for-sale securities during the nine months ended September 30, 2009.

Contractual maturities of available-for-sale debt securities at September 30, 2010, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$60,583

Due in 1–2 years	96,528

Total investments in debt securities	$157,111

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

At September 30, 2010, the Company has $31.6 million of restricted cash which serves as collateral for bank guarantees which provide financial assurance that the Company will fulfill certain customer obligations. The cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.4 million as of September 30, 2010 and December 31, 2009.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$44,461	$34,214
Work in process	33,527	17,908
Finished goods	2,556	3,685
	$80,544	$55,807

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

	Nine months ended
	September 30,
	2010	2009
Balance as of beginning of period	$6,675	$5,533
Warranties issued during the period	7,242	2,414
Settlements made during the period	(4,906)	(2,394)
Balance at end of period	$9,011	$5,553

Note 5—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon two separate reporting segments that reflect the market focus of each business. The Light Emitting Diode (“LED”) & Solar segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, Copper, Indium, Gallium, Selenide (“CIGS”) deposition systems and thermal deposition sources. These systems are primarily sold to customers in the high-brightness LED (“HB LED”) and solar industries, as well as to scientific research customers. This segment has manufacturing, product development and marketing sites in Somerset, New Jersey, St. Paul, Minnesota and Lowell, Massachusetts and has a product development site in Clifton Park, New York. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition and dicing and slicing products sold primarily to customers in the data storage industry. This segment has manufacturing, product development and marketing sites in Plainview, New York, Camarillo, California and Ft. Collins, Colorado.

We evaluate the performance of our reportable segments based on income (loss) from continuing operations before interest, income taxes, amortization and certain items (“Segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes Segment profit (loss) reports baseline performance and thus provides useful information. The other excluded items include restructuring (credits) expenses, asset impairment charges, inventory write-offs and equity-based compensation expense. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reportable product segments and a reconciliation of Segment profit (loss) to Income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2010 and 2009, respectively, and goodwill and total assets as of September 30, 2010 and December 31, 2009 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
Three months ended September 30, 2010
Net sales	$242,613	$34,481	$—	$277,094
Segment profit (loss)	$91,785	$9,377	$(5,662)	$95,500
Interest, net	—	—	1,637	1,637
Amortization	796	383	58	1,237
Equity-based compensation	582	258	1,774	2,614
Income (loss) from continuing operations before income taxes	$90,407	$8,736	$(9,131)	$90,012
Three months ended September 30, 2009
Net sales	$52,965	$21,723	$—	$74,688
Segment profit (loss)	$8,456	$857	$(2,642)	$6,671
Interest, net	—	—	1,656	1,656
Amortization	792	405	73	1,270
Equity-based compensation	245	303	1,562	2,110
Restructuring	200	224	357	781
Income (loss) from continuing operations before income taxes	$7,219	$(75)	$(6,290)	$854

Nine months ended September 30, 2010
Net sales	$539,765	$93,468	$—	$633,233
Segment profit (loss)	$177,538	$21,859	$(12,159)	$187,238
Interest, net	—	—	5,181	5,181
Amortization	2,388	1,149	174	3,711
Equity-based compensation	1,720	781	4,502	7,003
Restructuring	—	(179)	—	(179)
Income (loss) from continuing operations before income taxes	$173,430	$20,108	$(22,016)	$171,522
Nine months ended September 30, 2009
Net sales	$107,050	$56,220	$—	$163,270
Segment loss	$1,948	$(3,092)	$(6,141)	$(7,285)
Interest, net	—	—	5,063	5,063
Amortization	2,341	1,213	221	3,775
Equity-based compensation	619	892	3,595	5,106
Restructuring	1,129	3,054	587	4,770
Inventory write-offs	—	1,526	—	1,526
Asset impairment charge	—	304	—	304
Loss from continuing operations before income taxes	$(2,141)	$(10,081)	$(15,607)	$(27,829)

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
As of September 30, 2010
Goodwill	$52,003	$—	$—	$52,003
Total assets	$291,902	$50,217	$601,577	$943,696

As of December 31, 2009
Goodwill	$52,003	$—	$—	$52,003
Total assets	$178,406	$54,106	$372,860	$605,372

Corporate total assets are comprised principally of cash and cash equivalents, short-term investments and assets of discontinued segment held for sale at September 30, 2010 and December 31, 2009, respectively.

Note 6—Income Taxes

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

Note 7—Debt

Convertible Notes

Our convertible notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). On or after April 20, 2011, we may redeem the notes, in whole or in part, for cash at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. Holders may convert the convertible notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including if the notes are called for redemption or if, for a given fiscal quarter, our common stock trades at prices equal to 130% of the conversion price for at least 20 trading days during the final 30 trading days of the immediately preceding fiscal quarter. At the end of the third quarter of 2010, our common stock was not trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the convertible notes will not be convertible during the fourth quarter of 2010. If the convertible notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011. The notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

In May 2008, accounting guidance was issued that requires a portion of convertible debt to be allocated to equity. We implemented this guidance as of January 1, 2009. This guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as interest expense. Our convertible notes are subject to this accounting guidance since they may be settled in cash upon conversion. Thus, as a result of the adoption of this accounting guidance, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the notes. This reclassification created a $16.3 million discount on the debt that is amortized over the remaining life of the notes, which will be through April 15, 2012. This additional interest expense does not require the use of cash.

The components of interest expense recorded on the notes were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Contractual interest	$1,089	$1,089	$3,267	$3,267
Amortization of the discount on the notes	769	714	2,270	2,114
Total interest expense on the notes	$1,858	$1,803	$5,537	$5,381
Effective interest rate	7.0%	6.8%	7.0%	6.8%

The carrying amounts of the liability and equity components of the notes were as follows (in thousands):

	September 30, 2010	December 31, 2009

Carrying amount of the equity component	$16,318	$16,318

Principal balance of the liability component	$105,574	$105,574
Less: unamortized discount	5,224	7,493
Net carrying value of the liability component	$100,350	$98,081

At September 30, 2010, $105.6 million of the convertible notes outstanding had a fair value of approximately $145.1 million.

Mortgage Payable

We also have a mortgage payable, with approximately $3.0 million outstanding at September 30, 2010. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage at September 30, 2010 was approximately $3.2 million.

Note 8— Fair Value Measurements

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of September 30, 2010 and December 31, 2009, are as follows (in millions):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Treasury bills	$35.2	$90.0	$—	$125.2
FDIC insured corporate bonds	86.0	—	—	86.0
Commercial paper	35.9	107.0	—	142.9
Derivative instrument	—	0.2	—	0.2
Total	$157.1	$197.2	$—	$354.3

	December 31,2009
	Level 1	Level 2	Level 3	Total
CDAR’s	$—	$180.0	$—	$180.0
Derivative instrument	—	0.2	—	0.2
Total	$—	$180.2	$—	$180.2

CDARS, commercial paper and treasury bills that are classified as cash equivalents are carried at cost, which approximates market value. Accordingly, no gains or losses (realized/unrealized) have been incurred for cash equivalents. All investments classified as available-for-sale contain quoted prices in active markets.

Derivative instruments include foreign currency forward contracts to hedge certain foreign currency transactions. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates.

The major categories of assets and liabilities measured on a nonrecurring basis, at fair value, as of September 30, 2010 and December 31, 2009, are as follows (in millions):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Property, plant and equipment, net	$—	$—	$45.5	$45.5
Goodwill	—	—	52.0	52.0
Intangible assets, net	—	—	18.1	18.1
Asset retirement obligation	—	—	(0.2)	(0.2)
Restructuring liability	—	—	(1.0)	(1.0)
Total	$—	$—	$114.4	$114.4

	December 31,2009
	Level 1	Level 2	Level 3	Total
Property, plant and equipment, net	$—	$—	$44.7	$44.7
Goodwill	—	—	52.0	52.0
Intangible assets, net	—	—	21.8	21.8
Asset retirement obligation	—	—	(0.2)	(0.2)
Restructuring liability	—	—	(2.4)	(2.4)
Total	$—	$—	$115.9	$115.9

Note 9— Commitments, Contingencies and Other Matters

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

In conjunction with these activities, we recorded a restructuring credit of approximately $0.2 million during nine months ended September 30, 2010. We recorded restructuring charges of approximately $0.8 million and $4.8 million during the three and nine months ended September 30, 2009, respectively, an asset impairment charge of $0.3 million and inventory write-offs of $1.5 million, included in cost of sales in the accompanying Condensed Consolidated Statement of Operations, associated with the discontinuance of certain products in connection with the transition to outsourced manufacturing during the nine months ended September 30, 2009. Restructuring for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Personnel severance and related costs	$—	$781	$—	$3,455
Lease-related costs (credits)	—	—	(179)	893
Moving costs and consolidation activities	—	—	—	422
	$—	$781	$(179)	$4,770

Personnel Severance and Related Costs

During the three and nine months ended September 30, 2009, we recorded $0.8 million and $3.5 million, respectively, in personnel severance and related costs resulting from a headcount reduction of approximately 27 employees during the three month period and 160 employees during the nine month period. This reduction in workforce included executives, management, administration, sales and service personnel and manufacturing employees’ companywide.

Lease-related Costs (credits)

During the first quarter of 2010, we had a change in estimate relating to one of our leased Data Storage facilities. As a result, we incurred a restructuring credit of $0.2 million, consisting primarily of the remaining lease payment obligations and estimated property taxes for a portion of the facility we will occupy, offset by a reduction in expected sublease income. We made certain assumptions in determining the credit, which included a reduction in estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the remaining liability. We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates. The assumptions are based on management’s best estimates, and will be adjusted periodically if new information is obtained.

During the second quarter of 2009, we vacated one of our Data Storage facilities.  As a result, we incurred a restructuring charge, representing the remaining lease payment obligations and estimated property taxes for the facility we vacated, offset by the estimated expected sublease income to be received.  We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the liability.  We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates.  The assumptions are based on management’s best estimates, and will be adjusted periodically if better information is obtained.  We also incurred charges associated with moving and consolidation activities for both of these locations.

Restructuring Liability

The following is a reconciliation of the liability associated with the 2009 and 2008 restructuring charges from inception through September 30, 2010 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2010	$353	$486	$1,597	$2,436
Reversal of lease-related costs	—	(108)	—	(108)
Short-term/long-term reclassification	—	97	536	633
Cash payments	(353)	(299)	(1,312)	(1,964)
Balance as of September 30, 2010	$—	$176	$821	$997

Long-term liability
Balance as of January 1, 2010	$—	$229	$536	$765
Reversal of lease-related costs	—	(71)	—	(71)
Short-term/long-term reclassification	—	(97)	(536)	(633)
Balance as of September 30, 2010	$—	$61	$—	$61

The balance of the short-term and long-term liability will be paid over the remaining life of the leases for the former corporate headquarters and a former Data Storage facility, which expire in June 2011 and May 2012, respectively. We have not incurred and currently do not anticipate or expect to incur additional restructuring charges during 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We make equipment to develop and manufacture light-emitting diodes (“LEDs”), solar panels, hard-disk drives and other devices. We have leading technology positions in our two segments: LED & Solar and Data Storage.

In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, Copper, Indium, Gallium, Selende (“CIGS”) deposition systems and thermal deposition sources which we sell to manufacturers of high brightness LEDs (“HB LEDs”) and solar panels, as well as to scientific research customers.

In our Data Storage segment, we design and manufacture ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and dicing and slicing systems primarily used to create thin film magnetic heads (“TFMHs”) that read and write data on hard disk drives.

We support our customers through product development, manufacturing, sales and service sites in the U.S., Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Highlights of the Third Quarter of 2010

•                  Revenue was $277.1 million, a 271% increase from the third quarter of 2009.

•                  Orders were $278.2 million, a 42% increase from the third quarter of 2009.

•                  Net income from continuing operations was $91.1 million, or $2.16 per share, compared to no net income, or $0.00 per share, in the third quarter of 2009.

•                  Gross margins were 48.9%, compared to 40.9% in the third quarter of 2009.

Fourth Quarter 2010 Outlook

We have recently experienced rescheduling of MOCVD tool shipments from the fourth quarter into the first quarter by several customers in Korea and Taiwan.  Due to the recent strong order rate from China, our current plan for fourth quarter revenue includes a significant amount of large multi-tool MOCVD shipments to key Chinese customers, many of whom are currently building or expanding their facilities. While we currently expect that these tools will ship over the next few months, timing of revenue could shift into the first quarter due to customer facility readiness. Veeco’s fourth quarter 2010 revenue is currently forecasted to be between $285 and $320 million.

At the beginning of the fourth quarter, Veeco continues to experience high levels of quoting activity, and we currently expect that fourth quarter bookings will be equal to or better than the third quarter. Strong quoting activity continues for MOCVD tools particularly in China and Taiwan, and overall market conditions in Data Storage also remain healthy.

2011 Outlook

Veeco’s backlog of $569 million at the end of September, plus further strength in MOCVD bookings currently forecasted for the fourth quarter, should position Veeco for solid revenue performance in the first half of 2011.  The Company has built its MOCVD manufacturing capacity to 120 or more tools per quarter, and will head into 2011 with the ability to flex quarterly shipments up or down as required by customer demand.

While it is difficult to predict future business trends in LED, we believe there may be an opportunity to sell thousands of MOCVD systems as LEDs fully penetrate display applications and see accelerated adoption in solid state lighting over the next few years.  In order to capitalize upon this potential opportunity, Veeco is expanding training, service and support functions in China, Taiwan and Korea, and accelerating our new product roadmap.

In our other businesses, quoting activity is picking up for our CIGS solar depositions systems as we make progress advancing these tools’ process capabilities for high-efficiency/low cost solar cells.  Our Data Storage business continues to perform exceptionally well this year, with new products that are meeting customer technology challenges and a flexible outsourced manufacturing model.

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

Results of Operations:

Three Months Ended September 30, 2010 and 2009

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

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended September 30, 2010 and 2009 (dollars in thousands):

					Dollar and
	Three months ended				Percentage
	September 30,				Change
	2010		2009		Year to Year
Net sales	$277,094	100.0%	$74,688	100.0%	$202,406	271.0%
Cost of sales	141,612	51.1	44,141	59.1	97,471	220.8
Gross profit	135,482	48.9	30,547	40.9	104,935	343.5
Operating expenses (income):
Selling, general and administrative	24,565	8.9	15,631	20.9	8,934	57.2
Research and development	18,306	6.6	10,662	14.3	7,644	71.7
Amortization	1,237	0.4	1,270	1.7	(33)	(2.6)
Restructuring	—	—	781	1.0	(781)	(100.0)
Other, net	(275)	(0.1)	(307)	(0.4)	32	(10.4)
Total operating expenses	43,833	15.8	28,037	37.5	15,796	56.3
Operating income	91,649	33.1	2,510	3.4	89,139	*
Interest expense, net	1,637	0.6	1,656	2.2	(19)	(1.1)
Income from continuing operations before income taxes	90,012	32.5	854	1.1	89,158	*
Income tax (benefit) provision	(1,092)	(0.4)	823	1.1	(1,915)	*
Income from continuing operations	91,104	32.9	31	0.0	91,073	32.9

Discontinued operations:
(Loss) income from discontinued operations	(4,311)	(1.6)	978	0.4	(5,289)	(1.9)
Income tax provision (benefit)	630	0.2	(261)	(0.1)	891	0.3
(Loss) income from discontinued operations	(4,941)	(1.8)	1,239	1.7	89,158	32.2
Net income	$86,163	31.1%	$1,270	1.7%	$85,784	42.4%

* Not Meaningful

Net Sales and Orders

Net sales of $277.1 million for the three months ended September 30, 2010 were up 271.0% compared to the comparable 2009 quarter. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three months ended September 30,		Dollar and Percentage Change		Three months ended September 30,		Dollar and Percentage Change		Book to Bill Ratio
	2010	2009	Year to Year		2010	2009	Year to Year		2010	2009
Segment Analysis
LED & Solar	$242,613	$52,965	$189,648	358.1%	$243,218	$179,229	$63,989	35.7%	1.00	3.38
Data Storage	34,481	21,723	12,758	58.7	34,972	17,242	17,730	102.8	1.01	0.79
Total	$277,094	$74,688	$202,406	271.0%	$278,190	$196,471	$81,719	41.6%	1.00	2.63
Regional Analysis
Americas	$20,915	$11,448	$9,467	82.7%	$23,440	$30,136	$(6,696)	-22.2%	1.12	2.63
Europe, Middle East and Africa (“EMEA”)	33,236	11,293	21,943	194.3	9,672	11,373	(1,701)	(15.0)	0.29	1.01
Asia Pacific	222,943	51,947	170,996	329.2	245,078	154,962	90,116	58.2	1.10	2.98
Total	$277,094	$74,688	$202,406	271.0%	$278,190	$196,471	$81,719	41.6%	1.00	2.63

Sales and orders increased in each segment in the third quarter of 2010 compared with the comparable 2009 quarter due to our customers’ requirements in response to increasingly favorable economic conditions compared to 2009. LED & Solar sales were up 358.1% from the comparable 2009 quarter primarily due to an increase in end user demand for HB LED backlighting applications and continued strong customer acceptance of Veeco’s newest generation systems. Data Storage segment sales were up 58.7% from the  comparable 2009 quarter due to an increase in demand by our data storage customers as the global economy improved from 2009. By region, net sales increased by 329.2% in the Asia Pacific region, primarily due to MOCVD sales to HB LED customers, while sales in the Americas and EMEA also increased 82.7% and 194.3%,  respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders for the third quarter of 2010 increased 41.6% from the comparable 2009 quarter. By segment, the 35.7% increase in orders for LED & Solar was principally driven by HB LED based manufacturers increasing production of LEDs. The 102.8% increase in Data Storage orders resulted from an increase in demand by our data storage customers due to both capacity expansion and technology buys.

Our book-to-bill ratio for the third quarter of 2010, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1 to 1. Our backlog as of September 30, 2010 was $569.0 million, compared to $377.0 million as of December 31, 2009. During the three months ended September 30, 2010, we experienced backlog adjustments of approximately $0.4 million, principally due to adjustments related to foreign currency translation. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of September 30, 2010, we had customer deposits and advanced billings of $131.5 million.

Gross Profit

Gross profit, as a percentage of net sales, for the third quarter of 2010, was 48.9%, compared to 40.9% in the comparable 2009 quarter. LED & Solar gross margins increased to 48.7% from 41.7%  primarily resulting from favorable product mix, cost reductions and increased sales volume. Data Storage gross margins increased to 51.0% from 39.9%, driven primarily by favorable product mix, cost reductions and increased sales volume.

Operating Expenses

Selling, general and administrative expenses increased by $8.9 million, or 57.2%, from the comparable 2009 quarter, however, decreased from 20.9% of net sales to 8.9% of sales. The dollar increase was primarily due to an increase in bonus and profit sharing expense, equity-based compensation, travel and entertainment expenses, salary and related expenses and professional fees associated primarily with the significant increase in business activity in our LED & Solar segment.

Research and development expenses increased $7.6 million from the comparable 2009 quarter, however, decreased from 14.3% of net sales to 6.6%. The dollar increase was primarily due to increased spending in our LED & Solar segment to support future growth.

Restructuring expense of $0.8 million for the third quarter of 2009 consisted primarily of personnel severance costs resulting from a reduction in workforce. There were no such charges in 2010.

Other, net for the third quarter of 2010 includes a foreign currency exchange loss of $0.1 million compared to none in the comparable 2009 quarter.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended September 30, 2010, the Company had an effective tax rate of (1.2%) and recorded a benefit for income taxes of $1.1 million. The benefit for income taxes includes a tax provision of $2.4 million relating to U.S federal, state and local and foreign taxes offset by a discrete tax benefit of $3.5 million primarily related to state research and development tax credits as the Company had a favorable resolution of an income tax audit.

The effective tax rate is lower than the statutory rate primarily due to the Company’s ability to realize a significant portion of its deferred tax assets, primarily related to net operating loss carryforwards and federal tax credits, on a more-likely-than-not basis based on the forecasted results of operations for the year ending December 31, 2010.

For the three months ended September 30, 2009, the Company recorded a provision for income taxes of $0.6 million related to U.S federal, state and local and foreign taxes.

Results of Operations:

Nine Months Ended September 30, 2010 and 2009

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the nine months ended September 30, 2010 and 2009 (dollars in thousands):

					Dollar and
	Nine months ended				Percentage
	September 30,				Change
	2010		2009		Year to Year
Net sales	$633,233	100.0%	$163,270	100.0%	$469,963	287.8%
Cost of sales	342,210	54.0	105,566	64.7	236,644	224.2
Gross profit	291,023	46.0	57,704	35.3	233,319	404.3
Operating expenses (income):
Selling, general and administrative	62,852	9.9	41,926	25.7	20,926	49.9
Research and development	47,861	7.6	29,327	18.0	18,534	63.2
Amortization	3,711	0.6	3,775	2.3	(64)	(1.7)
Restructuring	(179)	(0.0)	4,770	2.9	(4,949)		*
Asset impairment	—	—	304	0.2	(304)	(100.0)
Other, net	75	0.0	368	0.2	(293)	(79.6)
Total operating expenses	114,320	18.1	80,470	49.3	33,850	42.1
Operating income (loss)	176,703	27.9	(22,766)	(13.9)	199,469		*
Interest expense, net	5,181	0.8	5,063	3.1	118	2.3
Income (loss) from continuing operations before income taxes	171,522	27.1	(27,829)	(17.0)	199,351		*
Income tax provision	7,663	1.2	2,379	1.5	5,284	222.1
Income (loss) from continuing operations	163,859	25.9	(30,208)	(4.8)	194,067	30.6

Discontinued operations:
Income (loss) from discontinued operations	3,546	0.6	(5,206)	(0.8)	8,752		*
Income tax provision (benefit)	2,805	0.4	(1,037)	(0.2)	3,842		*
Income (loss) from discontinued operations	741	0.1	(4,169)	(2.6)	199,351		*
Net income (loss)	164,600	26.0	(34,377)	(21.1)	202,819	43.2
Net loss attributable to noncontrolling interest	—	—	(65)	0.1	65	(100.0)
Net income (loss) attributable to Veeco	$164,600	26.0%	$(34,312)	(21)%	$198,912		*

* Not Meaningful

Net Sales and Orders

Net sales of $633.2 million for the nine months ended September 30, 2010 were up 287.8% compared to the comparable 2009 period. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Nine months ended		Dollar and Percentage		Nine months ended		Dollar and Percentage		Book to Bill
	September 30,		Change		September 30,		Change		Ratio
	2010	2009	Year to Year		2010	2009	Year to Year		2010	2009
Segment Analysis
LED & Solar	$539,765	$107,050	$432,715	404.2%	$715,320	$264,092	$451,228	170.9%	1.33	2.47
Data Storage	93,468	56,220	37,248	66.3	111,370	44,379	66,991	151.0	1.19	0.79
Total	$633,233	$163,270	$469,963	287.8%	$826,690	$308,471	$518,219	168.0%	1.31	1.89
Regional Analysis
Americas	$63,484	$39,361	$24,123	61.3%	$72,551	$51,645	$20,906	40.5%	1.14	1.31
EMEA	65,673	33,454	32,219	96.3	57,604	27,817	29,787	107.1	0.88	0.83
Asia Pacific	504,076	90,455	413,621	457.3	696,535	229,009	467,526	204.2	1.38	2.53
Total	$633,233	$163,270	$469,963	287.8%	$826,690	$308,471	$518,219	168.0%	1.31	1.89

Sales and orders increased in each segment for the nine months ended September 30, 2010 compared with the comparable 2009 period due to our customers’ requirements in response to increasingly favorable economic conditions compared to 2009. LED & Solar sales were up 404.2% from the comparable 2009 period primarily due to an increase in end user demand for HB LED backlighting applications and strong customer acceptance of Veeco’s newest generation systems. Data Storage sales were up 66.3% from the comparable 2009 period due to an increase in demand by our data storage customers as the global economy improved from 2009. By region, net sales increased by 457.3% in the Asia Pacific region, primarily due to MOCVD sales to HB LED customers, while sales in the Americas and EMEA  also increased 61.3% and 96.3%,  respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders for the nine months ended September 30, 2010 increased 168.0% from the comparable 2009 period. By segment, the 170.9% increase in orders for LED & Solar was principally driven by HB LED based manufacturers increasing production for television and laptop backlighting applications. The 151.0% increase in Data Storage orders resulted from an increase in demand by our data storage customers due to both capacity expansion and technology buys.

Gross Profit

Gross profit, as a percentage of net sales, for the nine months ended September 30, 2010, was 46.0%, compared to 35.3% in the comparable 2009 period. LED & Solar gross margins increased to 45.9% from 36.4% and Data Storage gross margins increased to 47.2% from 34.4%, driven primarily by cost reduction, favorable product mix and increased sales volume in each segment. For the nine months ended September 30, 2009, Data Storage gross margins were also negatively impacted by a charge of $1.5 million for the write-off of inventory associated with the discontinuance of certain product lines.

Operating Expenses

Selling, general and administrative expenses increased by $20.9 million, or 49.9%, from the comparable 2009 period, however, decreased from 25.7% of net sales to 9.9% of sales. The dollar increase was primarily due to an increase in bonus and profit sharing expense, equity-based compensation, travel and entertainment expenses, salary and related expenses and professional fees associated primarily with the significant increase in business activity in our LED & Solar segment.

Research and development expenses increased $18.5 million from the comparable 2009 period, however, decreased from 18.0% of net sales to 7.6% of sales. The dollar increase was primarily due to increased spending in our LED & Solar segment to support future growth.

Restructuring included a credit of approximately $0.2 million during the nine months ended September 30, 2010 due to a change in estimate for one of our abandoned leased facilities. Restructuring expense of $4.8 million in the nine months ended September 30, 2009 consisted of $3.5 million of personnel severance costs resulting from a reduction in workforce, $0.9 million of lease-related costs and $0.4 million of moving and consolidation costs incurred in our Data Storage segment associated with vacating our Camarillo, CA facilities. In addition, there was also a $0.3 million asset impairment charge.

Other, net for the nine months ended September 30, 2010 included a no foreign currency exchange gain or loss compared to a foreign exchange gain of $0.1 million in the comparable 2009 period.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the nine months ended September 30, 2010, the Company had an effective tax rate of 4.5% and recorded a provision for income taxes of $7.7 million.  The provision for income taxes includes $11.2 million relating to U.S federal, state and local and foreign taxes offset by a discrete tax benefit of $3.5 million primarily related to state research and development tax credits as the Company had a favorable resolution of an income tax audit.

The effective tax rate is lower than the statutory rate primarily due to the Company’s ability to realize a significant portion of its deferred tax assets, primarily related to net operating loss carryforwards and federal tax credits, on a more-likely-than-not basis based on the forecasted results of operations for the year ending December 31, 2010.

For the nine months ended September 30, 2009, the Company recorded a provision for income taxes of $1.3 million related to U.S federal, state and local and foreign taxes.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and repayment of debt. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the nine months ended September 30, 2010 and 2009, respectively, is as follows (in thousands):

	Nine months ended
	September 30,
	2010	2009
Net income (loss)	$164,600	$(34,377)
Net cash provided by operating activities	$187,871	$21,668
Net cash used in investing activities	(91,371)	(17,084)
Net cash provided by financing activities	33,005	2,263
Effect of exchange rates on cash and cash equivalents	139	(8)
Net increase in cash and cash equivalents	129,644	6,839
Cash and cash equivalents at beginning of period	148,500	102,521
Cash and cash equivalents at end of period	$278,144	$109,360

We had a net increase in cash of $129.6 million during the nine months ended September 30, 2010. Cash provided by operations was $187.9 million for this period, as compared to cash provided by operations of $21.7 million for the comparable 2009 period. Net income adjusted for non-cash items provided operating cash flows of $152.8 million for the nine months ended September 30, 2010, whereas $1.1 million was used in operating cash flows in the comparable 2009 period. Net cash provided by operations for the nine months ended September 30, 2010 included a decrease in net operating assets of $35.0 million. Inventories increased by approximately $24.6 million, principally to support significant MOCVD order activity. Accounts receivable increased $61.5 million, due to higher sales volume when compared to the fourth quarter of 2009. Accrued expenses and other current liabilities increased $138.9 million, due primarily to an increase in customer deposits. Accounts payable also increased by $19.9 million, due to the higher level of business activity.

Cash used in investing activities of $91.4 million for the nine months ended September 30, 2010 primarily related to purchases of additional short-term investments of $246.5 million, $31.6 million transferred to restricted cash and $31.6 million in purchases of treasury stock, capital expenditures of $8.0 million, partially offset by the sale or redemption of short-term investments of $224.7 million. Cash used in investing activities of $17.1 million for the nine months ended September 30, 2009 primarily related to the $9.8 million earn-out payments and $4.6 million in capital expenditures, of which $4.1 million is principally attributable to our LED & Solar segment. During the remainder of 2010, we estimate we will invest an additional $10.7 million in capital expenditures primarily related to lab tools for high-growth opportunities, as well as for plant expansion and building improvements.

Cash provided by financing activities of $33.0 million and $2.3 million for the nine months ended September 30, 2010 and 2009 primarily related to stock option exercises.

Based on forecasted results of operations for the year ending December 31, 2010, we expect to exhaust our net federal operating loss carryforwards (“NOLs”) and federal tax credits (“FTCs”) this year. As a result, we anticipate paying taxes when the NOLs and FTCs are exhausted.

At September 30, 2010, we have $31.6 million of restricted cash which serves as collateral for bank guarantees which provide financial assurance that we will fulfill certain customer obligations. The cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

On August 15, 2010, we signed a definitive agreement to sell our metrology business to Bruker Corporation comprising our entire Metrology reporting segment. At closing, on October 7, 2010, we received $229.4 million in cash consideration of which 10% of such consideration will be held in escrow. The final purchase price is subject to certain post-closing adjustments related to final working capital. We expect to record a net gain on the sale of approximately $99 million during the fourth quarter.

As of September 30, 2010, we have outstanding $105.6 million aggregate principal amount of 4.125% convertible subordinated notes due April 15, 2012 (the “Notes”). We pay interest on the Notes on April 15 and October 15 of each year. We have previously engaged in repurchase transactions of our Notes and may enter into similar transactions in the future depending on market conditions, our cash position and other factors.

The Notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). On or after April 20, 2011, we may redeem the notes, in whole or in part, for cash at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. Holders may convert the Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including if the notes have been called for redemption or if, for a given fiscal quarter, our common stock trades at prices equal to 130% of the conversion price for at least 20 trading days during the final 30 trading days of the immediately preceding fiscal quarter. At the end of the third quarter of 2010, our common stock was not trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the Notes will not be convertible during the fourth quarter of 2010.  If the Notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011.

We believe that existing cash balances together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations. We believe we will be able to meet our obligation to repay the $105.6 million of outstanding Notes that mature on April 15, 2012 with cash and short-term investments on hand.

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

Common Stock Repurchase Program

The Company’s share repurchase activity for the three and nine months ended September 30, 2010 was as follows (in thousands, except share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of repurchases	$31,602	$—	$31,602	$—
Shares repurchased and held in treasury	929,382	—	929,382	—
Average cost per share	$34.00	$—	$34.00	$—

At September 30, 2010, there remained $168.4 million of authorization for future repurchases.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table, except for purchase commitments, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Annual Report on Form 10-K. The purchase commitments outstanding at September 30, 2010 were $244.0 million.

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

We consider a broad array of facts and circumstances when evaluating each of our sales arrangements in determining when to recognize revenue, including specific terms of the purchase order, contractual obligations to the customer, the complexity of the customer’s post delivery acceptance provisions, customer creditworthiness and the installation process. Revenue is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured and no uncertainties exist regarding customer acceptance. For transactions on which we recognize systems revenue, either at the time of shipment or delivery, our contractual arrangements with customers do not contain provisions for right of return or forfeiture, refund or other purchase price concessions. Sales arrangements are reviewed on a case-by-case basis; however, we have established a revenue recognition protocol as described below.

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

Pursuant to relevant accounting pronouncements we are required to determine if it is appropriate to use the operating segment as defined under accounting guidance as the reporting unit or one level below the operating segment, depending on whether certain criteria are met. We have identified two reporting units that are required to be reviewed for impairment. The reporting units are LED & Solar and Data Storage. In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 92.5% and 90.0% of our total net sales for the three and nine months ended September 30, 2010, respectively, and 84.7% and 76.0% for the comparable 2009 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 1.5% and 2.2% of our total net sales for the three and nine months ended September 30, 2010  respectively, and 3.4% and 5.9% for the comparable 2009 periods.

The aggregate foreign currency exchange gain (loss) included in determining the condensed consolidated results of operations was approximately $0.1 million and $(0.1) million during the three months ended September 30, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange gain were losses related to forward contracts of $(0.1) million during the three months ended September 30, 2010. The aggregate foreign currency exchange loss included in determining the condensed consolidated results of operations was approximately $(0.3) million and $(0.6) million during the nine months ended September 30, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange loss were gains related to forward contracts of $0.1 million during the nine months ended September 30, 2009. These amounts were recognized and are included in other, net in the accompanying condensed consolidated statements of operations.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The change in currency exchange rates that have the largest impact on translating our international operating profit is the Japanese Yen. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three and nine months ended September 30, 2010 was approximately $6.8 and $5.9 million, respectively.

As of September 30, 2010, approximately $0.2 million of losses related to forward contracts were included in accrued expenses and other current liabilities and were subsequently paid in October 2010. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2010. Monthly forward contracts with a notional amount of $1.7 million, entered into in September 2010, will be settled in October 2010. The fair value of the contracts at inception was zero, which did not significantly change at September 30, 2010.

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

Assuming third quarter 2010 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q, in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II — Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s stock repurchases of equity securities in the second quarter of 2010:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Fiscal month of September 2010 (August 30, 2010 - September 26, 2010)	929,382	$34.00	929,382	$168,397,600

(1)                                                      On August 24, 2010, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock until August 26, 2011. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

2.1	Stock Purchase Agreement dated August 15, 2010 among Veeco Instruments Inc., Veeco Metrology Inc. and Bruker Corporation	*

10.1	Letter Agreement dated September 23, 2010 between Veeco Instruments Inc. and Mark R. Munch	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 27, 2010

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

2.1	Stock Purchase Agreement dated August 15, 2010 among Veeco Instruments Inc., Veeco Metrology Inc. and Bruker Corporation	*

10.1	Letter Agreement dated September 23, 2010 between Veeco Instruments Inc. and Mark R. Munch	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

*      Filed herewith