Form 10-K
period 2010-12-31
VEECO INSTRUMENTS INC
filed 2011-02-24
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 27, 2010 as reported on The Nasdaq National Market, was $1,566,934,944. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 22, 2011, the Registrant had 40,616,024 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

 SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends" and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

  •
  Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to realize the benefits of the increased MOCVD order volume;

  •
  The reduction or elimination of foreign government subsidies and economic incentives may adversely affect the future order rate for our MOCVD equipment;

  •
  Manufacturing interruptions or delays could affect our ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory and/or liabilities to our suppliers for products no longer needed;

  •
  We rely on a limited number of suppliers, some of whom are our sole source for particular components;

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

  •
  We are exposed to the risks of operating a global business, including the need to obtain export licenses for certain of our shipments and political risks in the countries we operate;

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

  •
  The enforcement and protection of our intellectual property rights may be expensive and could divert our limited resources;

  •
  We may be subject to claims of intellectual property infringement by others;

  •
  Our acquisition strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses;

  •
  We may be required to take additional impairment charges for goodwill and indefinite-lived intangible assets or definite-lived intangible and long-lived assets;

  •
  We may not receive the escrowed proceeds from the sale of our Metrology business;

  •
  Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results;

  •
  We are subject to the internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act;

  •
  We are subject to risks of non-compliance with environmental, health and safety regulations;

  •
  We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster or other significant disruption;

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

Item 1.    Business

The Company

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") designs, manufactures and markets equipment to make light emitting diodes ("LEDs"), solar panels, hard-disk drives and other devices. We have leading technology positions in our two segments: Light Emitting Diode ("LED") & Solar and Data Storage.

        In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition ("MOCVD") systems, molecular beam epitaxy ("MBE") systems, Copper, Indium, Gallium, Selenide ("CIGS") deposition systems and thermal deposition sources that we sell to manufacturers of high brightness LEDs ("HB LED") and solar panels, as well as to research customers.

        In our Data Storage segment, we design and manufacture ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and dicing and slicing systems that are primarily used to create thin film magnetic heads ("TFMHs") that read and write data on hard disk drives.

        We support our customers through product development, manufacturing, and sales and service sites in the U.S., Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

        Veeco Instruments was organized as a Delaware corporation in 1989.

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

  •
  Improving our operational efficiency through better supply chain management, best cost manufacturing and other activities to lower costs and increase profitability, and;

  •
  Developing strategic relationships with worldwide technology leaders and offering these customers high-quality, differentiated products that support their cost of ownership requirements as well as service and applications support in order to improve their time-to-market on leading edge devices.

Business Overview and Industry Trends

        General Introduction:    Our thin film deposition, etch and other technologies are applicable to the creation of a broad range of microelectronic components, including HB LEDs, solar cells, thin film magnetic heads and compound semiconductor devices. Our customers who manufacture these devices continue to invest in new technology equipment in order to advance their next generation products and deliver more efficient and cost effective technology solutions.

        Following the global recession, Veeco experienced a rapid improvement in business conditions in late 2009 and continuing into 2010. The combination of an improvement in capital spending by our global customers as well as our focus on high-growth end markets, particularly HB LED, and successful new product introduction enabled the Company to benefit from accelerated growth in 2010.

        The following is a review of our two reportable segments and the multi-year technology trends that impact each.

        LED & Solar Business Overview and Trends:    We are a leading supplier of solutions used to create HB LEDs and solar cells. MOCVD and MBE technologies are used to grow compound semiconductor materials (such as GaAs (gallium arsenide), GaN (gallium nitride), As/P (arsenic phosphide) and InP (indium phosphide)) at the atomic scale. Epitaxy is the critical first step in compound semiconductor wafer fabrication and is considered to be the highest value added process, ultimately determining device functionality and performance.

        We believe that the HB LED market, while cyclical, represents a high-growth opportunity for us due to the expanding applications for HB LEDs, such as backlighting for large screen flat panel TVs (LCD—liquid crystal displays), laptop computers, automotive applications, and general illumination. In 2009 and 2010 the LED industry experienced significant growth as LEDs penetrated laptop and television backlighting applications. Strategies Unlimited, an LED industry research organization, forecasted in its June 2010 report that growth in these applications will continue, resulting in a compound annual growth rate ("CAGR") exceeding 80% from 2009 through 2014. LEDs are also starting to experience increased adoption for general lighting, with Strategies Unlimited forecasting a CAGR of 45.4% during that same time period. Overall, the market for HB LEDs is expected to grow from $5.4 billion in 2009 to $19.6 billion in 2014, for a CAGR of 29.5%.

        In order to gain market share and capitalize on this growth opportunity, we have accelerated our R&D investments to introduce several generations of MOCVD tools, most recently our TurboDisc® K-Series™ and MaxBright™ MOCVD systems. By introducing new systems, we are focused on delivering better uniformity and repeatability, which helps our customers to make HB LEDs of consistent quality, ultimately with the goal to deliver more, high quality LEDs at a lower manufacturing cost. We intend to continue to invest heavily in research and development in order to deliver more advanced MOCVD solutions to our customers. A related application for us is in the solar market, since the same MOCVD tool that is critical to the LED manufacturing process can also be used to manufacture high-efficiency triple junction solar cells. The Company currently sells a small number of MOCVD systems each year for this concentrator solar (CPV) application and is also beginning to sell tools to an emerging growth market for power devices.

        Veeco has also identified the thin film solar cell market as offering significant growth opportunities. The global energy dilemma has triggered a significant amount of new research and spending in solar technologies as an alternative energy solution, since it is non-polluting and has the potential to supply the world with high energy efficiency at low cost. While many of today's solar panels are based upon silicon technologies, thin film CIGS solar cells offer the potential for lower manufacturing costs, and have the highest efficiency of the thin film technologies. According to an October 2010 report released by Greentech Media Research ("GTM"), CIGS module manufacturing costs are projected to be lower than those associated with silicon wafer-based modules. CIGS solar panels have broad-based end market applications for solar farms, commercial and residential rooftops, building integrated and building applied PV (BIPV/BAPV) and portable devices.

        Since PV manufacturers often build their own equipment, there is a market opportunity emerging for equipment suppliers such as Veeco. In its October 2010 report, GTM forecasted that CIGS global module capacity will have a CAGR of 49% from 2010 to 2013 with capacity reaching 3.4GW in 2013. We plan to expand our deposition product line to create "best of breed" deposition systems that can deposit materials on flexible (stainless steel) or rigid (glass) substrates. Today Veeco supplies thermal evaporation components to over 50% of CIGS companies worldwide and has begun to penetrate CIGS customers with our deposition system solutions. We are shipping our FastFlex Web Coating Systems for the front and back contact and absorber layer CIGS deposition. These new systems are capable of processing up to 1m web widths that will enable PV manufacturers to continue lowering their cost of ownership. We intend to increase our research and development spending in CIGS technology for both the rigid and flexible substrate market since we believe it offers a significant growth opportunity over the next several years.

        Data Storage Business Overview and Trends:    Worldwide storage demand continues to increase, driven by proliferation of laptop and netbook PC's, intelligent internet storage, e-mail, external storage devices, and new consumer applications (e.g. digital video recorders) now reaching higher volume. While much has been written about the competition hard disk drives ("HDDs") face from flash memory, we believe that HDDs will continue to provide the best value for mass storage and will remain at the forefront of large capacity storage applications. In fact, the use of disk drives in many types of consumer applications has resulted in growth in the number of hard drive units shipped, which is expected to continue. According to data storage research firm TrendFocus' February 2011 report, consumer electronic applications of HDDs are forecasted to grow at a CAGR of 9.4% from 2010 to 2015.

        While technology change continues in data storage, the industry has gone through a period of maturation, including vertical integration and consolidation. Veeco is focused on remaining a valued equipment supplier to the data storage industry and is well-aligned to the industry's technology requirements and demand for lower cost of ownership tools. Veeco has restructured and refocused its Data Storage business around core technologies where we have a leadership position and utilize a flexible manufacturing strategy. A recovery in capital spending by our key Data Storage customers, combined with the successful introduction of several new deposition tools to advance areal density technologies, enabled Veeco to report a strong growth year in 2010. Going forward, Veeco's product development team has begun to identify non-hard drive market applications (such as LED) for our key Data Storage technologies.

Our Products

        We have two business segments, LED & Solar and Data Storage. Net sales for these business segments are illustrated in the following table:

	Year ended December 31,
	2010	2009	2008
	(Dollars in millions)
LED & Solar	$797.9	$205.2	$165.8
% of net sales	85.5%	72.7%	52.7%
Data Storage	$135.3	$77.2	$149.1
% of net sales	14.5%	27.3%	47.3%
Total net sales	$933.2	$282.4	$314.9

        See Note 11 to our Consolidated Financial Statements for additional information regarding our reportable segments and sales by geographic location.

LED & Solar

        Metal Organic Chemical Vapor Deposition Systems:    We are one of the world's leading suppliers of MOCVD technology. MOCVD production systems are used to make GaN-based devices (green and blue HB LEDs) and As/P-based devices (red, orange, and yellow HB LEDs), which are used today in television and laptop backlighting, general illumination, large area signage, specialty illumination and many other applications. Our As/P MOCVD Systems also are used to make high-efficiency concentrator solar cells.

        Molecular Beam Epitaxy Systems:    MBE is the process of precisely depositing epitaxially aligned atomically thin crystal layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. For many compound semiconductors, MBE is the critical first step of the fabrication process, ultimately determining device functionality and performance. We provide a broad array of MBE components and systems for research and production applications and thermal evaporation sources for the CIGS solar industry.

        Web and Glass Coaters for Thin Film Solar Cells:    We are a manufacturer of web deposition equipment used to make CIGS solar cells. We have expanded our product line to include "best of breed" solutions that perform the critical CIGS deposition steps on flexible and rigid (glass) substrates. We believe that our FastFlex™ and FastLine™ systems offer high throughput and excellent performance for thin film solar cell production, contributing to a lower cost of ownership for our customers.

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

        Ion Beam Etch ("IBE") Systems:    Our NEXUS IBE systems etch precise, complex features for use primarily by data storage and telecommunications device manufacturers in the fabrication of discrete and integrated microelectronic devices.

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

Service and Sales

        We sell our products and services worldwide through various strategically located sales and service facilities in the U.S., Europe and Asia Pacific, and we believe that our customer service organization is a significant factor in our success. We provide service and support on a warranty, service contract or an individual service-call basis. We offer enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services, and a 24-hour hotline service for certain products. We believe that offering timely support creates stronger relationships with customers and provides us with a significant competitive advantage. Revenues from the sale of parts, service and support represented approximately 7%, 16% and 21% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Parts sales represented approximately 5%, 9% and 14% of our net sales for those years, respectively, and service and support sales were 2%, 7% and 7%, respectively.

Customers

        We sell our products to many of the world's major HB LED, solar and hard drive manufacturers as well as to customers in other industries, research centers, and universities. We rely on certain principal customers for a significant portion of our sales. Sales to LG Innotek Co. Ltd. and Seoul OptoDevice Co. Ltd. each accounted for more than 10% of Veeco's total net sales in 2010, LG Innotek Co. Ltd. and Seagate Technology, Inc. each accounted more than 10% of Veeco's total net sales in 2009 and sales to Seagate Technology, Inc. accounted for 10% or more of Veeco's total net sales in 2008. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business, prospects, financial condition and operating results could be materially and adversely affected.

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

        Our research and development expenses were approximately $71.4 million, $43.5 million and $39.6 million, or approximately 8%, 15% and 13% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively. These expenses consisted primarily of salaries, project material and other product development and enhancement costs.

Suppliers

        We currently outsource certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, data storage systems, solar deposition systems and ion sources. We primarily rely on several suppliers for the manufacturing of these systems. We plan to maintain internal manufacturing capability for these systems at least until such time as we have qualified one or more alternate suppliers to perform this manufacturing. The failure of our present suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows and relationships with our customers.

        In addition, certain of the components and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers. Our inability to develop alternative sources, if necessary, could result in a prolonged interruption in supply or a significant increase in the price of one or more components, which could adversely affect our operating results.

Product Development, Marketing and Operations

        Our principal activities, which consist of product development, integration, test operations and assembly, are organized by product and take place at our facilities in Plainview and Clifton Park, New York; Camarillo, California; Ft. Collins, Colorado; Somerset, New Jersey; St. Paul, Minnesota; and Lowell, Massachusetts.

        Our sales, marketing, manufacturing and research and development functions are organized by product families. We believe that this organizational structure allows each product family manager to more closely monitor the products for which he is responsible, resulting in more efficient sales, marketing, manufacturing and research and development. We emphasize customer responsiveness, customer service, high-quality products and an interactive management style. By implementing these management philosophies, we believe that we have increased our competitiveness and are well-positioned for future growth.

Backlog

        Our backlog increased to $555.0 million as of December 31, 2010 from $377.3 million as of December 31, 2009. During the year ended December 31, 2010, we experienced net backlog adjustments of approximately $10.7 million, consisting of $12.5 million for order adjustments ($10.2 million is related to our Solar and MBE businesses) offset by $1.8 million of adjustments related to foreign currency translation.

        Our backlog consists of product orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required.

Competition

        In each of the markets that we serve, we face substantial competition from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than us, as well as from smaller competitors. In addition, many of our products face competition from alternative technologies, some of which are more established than those used in our products. Significant factors for customer selection of our tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership and technical service and support. We believe that we are competitive based on the customer selection factors in each market we serve. None of our competitors compete with us across all of our product lines.

        We compete with manufacturers such as Aixtron, Anelva, Applied Materials, Centrotherm, Nippon Sanso, Oerlikon and Riber.

Intellectual Property

        Our success depends in part on our proprietary technology. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently.

        We have patents and exclusive and non-exclusive licenses to patents owned by others covering certain of our products, which we believe provide us with a competitive advantage. We have a policy of seeking patents on inventions concerning new products and improvements as part of our ongoing research, development and manufacturing activities. We believe that there is no single patent or exclusive or non-exclusive license to patents owned by others that is critical to our operations, as the success of our business depends primarily on the technical expertise, innovation, customer satisfaction and experience of our employees.

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

Employees

        As of December 31, 2010, we had 900 employees, of which there were 192 in manufacturing and testing, 109 in sales and marketing, 153 in service, 33 in product support, 274 in engineering, research and development and 139 in information technology, general administration and finance. In addition, we also had 123 temporary employees, which support our variable cost strategy. The success of our future operations depends in large part on our ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. We feel that we have adequate programs in place to attract, motivate and retain our employees. We plan to monitor industry practices to make sure that our compensation and employee benefits remain competitive. However, there can be no assurance that we will be successful in recruiting or retaining key personnel. We believe that our relations with our employees are good.

Available Information

        We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the "SEC"). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Internet Address

        We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors—Financial—SEC Filings, through which investors can access our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These filings are posted to our website, as soon as reasonably practicable after we electronically file such material with the SEC.

Item 1A.    Risk Factors

Risk Factors That May Impact Future Results

        In addition to the other information set forth herein, the following risk factors should be carefully considered by shareholders of and potential investors in the Company.

Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to realize the benefits of the increased MOCVD order volume.

        To better align our costs with market conditions, increase the percentage of variable costs relative to total costs and to increase productivity and operational efficiency, we have outsourced certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, data storage systems, solar deposition systems and ion sources. In addition, to supplement our current staffing and our planned hiring to meet the increased MOCVD order volume, we rely heavily on our outsourcing partners and utilize technical staffing firms and contractors to assist with certain aspects of MOCVD system installation at customer sites. In order to meet the substantial increase in MOCVD system orders, we are relying heavily on our outsourcing partners. Dependence on contract manufacturing and outsourcing may adversely affect our ability to satisfy the recent strong demand for our MOCVD equipment and to bring other new products to market. If our outsourcing partners do not perform successfully, our results of operations may be adversely affected and we could suffer damage to our reputation. Although we attempt to select reputable providers, it is possible that one or more of these providers could fail to perform as we expect. In addition, the expanded role of third party providers has required and will continue to require us to implement changes to our existing operations and adopt new procedures and processes for retaining and managing these providers in order to realize operational efficiencies, assure quality, and protect our intellectual property. If we do not effectively manage our outsourcing strategy or if third party providers do not perform as anticipated, we may not realize the benefits of the increase in MOCVD order volume or gross margin or productivity improvements and we may experience operational difficulties, increased costs, manufacturing and/or installation interruptions or delays, inefficiencies in the structure and/or operation of our supply chain, loss of intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect our business, financial condition and results of operations.

The reduction or elimination of foreign government subsidies and economic incentives may adversely affect the future order rate for our MOCVD equipment.

        The Chinese government has provided various incentives to encourage development of the LED industry, including subsidizing a significant portion of the purchase cost of MOCVD equipment. These subsidies have enabled and encouraged certain customers in this region to purchase more of our MOCVD equipment than these customers might have purchased without these subsidies. These subsidies are expected to decline over time and may end or be reduced at some point in the future. The reduction or elimination of these incentives may result in a reduction in future orders for our MOCVD equipment in this region which could materially and adversely affect our business, financial condition and results of operations.

        A related risk is that many customers are using the Chinese government subsidies, in addition to other incentives from the Chinese government, to build new manufacturing facilities or to expand existing manufacturing facilities. Delays in the start-up of these facilities, and other related issues pertaining to customer readiness, could adversely impact the timing of our revenue recognition and have other negative effects on our financial condition and operating results.

Manufacturing interruptions or delays could affect our ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory and/or liabilities to our suppliers for products no longer needed.

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

We rely on a limited number of suppliers, some of whom are our sole source for particular components.

        We currently outsource certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, data storage systems, solar deposition systems and ion sources. We primarily rely on several suppliers for the manufacturing of these systems. We plan to maintain internal manufacturing capability for these systems at least until such time as we have qualified one or more alternate suppliers to perform this manufacturing. The failure of our present suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows, and relationships with our customers.

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

        Customer purchase orders are subject to cancellation or rescheduling by the customer, generally with limited or no penalties. Often, we have incurred expenses prior to such cancellation without adequate monetary compensation. During the year ended December 31, 2010, we experienced net backlog adjustments of approximately $10.7 million, consisting of $12.5 million for order adjustments ($10.2 million is related to our Solar and MBE businesses), offset by $1.8 million of adjustments related to foreign currency translation. With our current high backlog, a downturn in one or more of our served markets could result in a significant increase in cancellations and/or rescheduling.

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

        The demand for HB LEDs and hard disk drives is highly dependent on sales of consumer electronics, such as flat-panel televisions and computer monitors, computers, digital video recorders, camcorders, MP3/4 players and cell phones. Our sales to HB LED manufacturers are also highly dependent on end market adoption of LED technology into general illumination applications, including residential, commercial and street lighting markets. Manufacturers of HB LEDs and hard disk drives are among our largest customers and have accounted for a substantial portion of our revenues for the past several years. Factors that could influence the levels of spending on consumer electronic products include consumer confidence, access to credit, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on the demand for our customers' products and, in turn, on our customers' demand for our products and services and on our financial condition and results of operations. Furthermore, if manufacturers of HB LEDs have overestimated their potential market share growth, we may experience cancellations of orders in backlog, postponement of customer deliveries, obsolete inventory and/or liabilities to our suppliers for products no longer needed.

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

        As a global company with worldwide operations, we are subject to volatility and adverse consequences associated with worldwide economic downturns. In the event of a worldwide downturn, many of our customers may delay or further reduce their purchases of our products and services. If negative conditions in the global credit markets prevent our customers' access to credit, product orders in these channels may decrease which could result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, postponement of customer deliveries, or pricing pressure as a result of a prolonged slowdown.

        In addition, negative worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in obsolete inventory and/or liabilities to our suppliers for products no longer needed.

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

We are exposed to the risks of operating a global business, including the need to obtain export licenses for certain of our shipments and political risks in the countries we operate.

        Approximately 90% of our 2010 net sales, 79% of our 2009 net sales and 58% of our 2008 net sales were generated from sales outside of the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing, portion of our sales in the future. Our

non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

  •
  difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriation of earnings,

  •
  regional economic downturns, varying foreign government support, and unstable political environments,

  •
  political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including government-supported efforts to promote the development and growth of local competitors,

  •
  longer sales cycles and difficulty in collecting accounts receivable,

  •
  multiple, conflicting, and changing governmental laws and regulations, including import/export controls and other trade barriers,

  •
  the need to provide sufficient levels of technical support in different locations, and

  •
  different customs and ways of doing business.

        Many of these challenges are present in China, which accounted for approximately 30% of our total 2010 revenues. These conditions in China and other foreign economies may continue and recur again in the future, which could have a material adverse effect on our business. In addition, political instability, terrorism, acts of war or epidemics in regions where we operate may adversely affect or disrupt our business and results of operations.

        Furthermore, products which are either manufactured in the United States or based on U.S. technology are subject to the United States Export Administration Regulations ("EAR") when exported to and re-exported from international jurisdictions, in addition to the local jurisdiction's export regulations applicable to individual shipments. Currently, our MOCVD deposition systems and certain of our other products are controlled for export under the EAR. Licenses or proper license exceptions may be required for the shipment of our products to certain countries. For example, shipment of our MOCVD systems to China and certain other countries generally requires a U.S. export license. Obtaining an export license requires cooperation from the customer and customer-facility readiness, and can add time to the order fulfillment process. While we have generally been very successful in obtaining export licenses in a timely manner, there can be no assurance that this will continue or that an export license can be obtained in each instance where it is required. If an export license is required but cannot be obtained, then we will not be permitted to export the product to the customer. The administrative processing, potential delay and risk of ultimately not obtaining an export license pose a particular disadvantage to us relative to our non-U.S. competitors who are not required to comply with U.S. export controls. Non-compliance with the EAR or other applicable export regulations could result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that any export regulatory body determines that any of our shipments violate applicable export regulations, we could be fined significant sums and/or our export capabilities could be restricted, which could have a material adverse impact on our business.

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

  •
  whether thin film solar technologies, in particular Copper Indium Gallium Selenide ("CIGS") technology, will be broadly adopted as a viable solar technology over various other intensely competitive alternatives; and

  •
  customers' and end-users' access to affordable financial capital.

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

        We derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. As is typical in our industry, orders, shipments, and customer acceptances often occur during the last few weeks of a quarter. As a result, delay of only a week or two can often shift the related booking or sale into the next quarter, which could adversely affect our reported results for the prior quarter. Our quarterly results have fluctuated significantly in the past, and we expect this trend to continue. If our orders, shipments, net sales or operating results in a particular quarter do not meet expectations, our stock price may be adversely affected.

We operate in industries characterized by rapid technological change.

        All of our businesses are subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products in selecting which development programs to fund and pursue. Our financial results for 2011 and in the future will depend to a great extent on the successful introduction of several new products, many of which require achieving increasingly stringent technical specifications. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or new technologies or in enhancing existing products.

We face significant competition.

        We face significant competition throughout the world in each of our reportable segments, which may increase as certain markets in which we operate continue to expand. Some of our competitors have greater financial, engineering, manufacturing, and marketing resources than us. In addition, we face competition from smaller emerging equipment companies whose strategy is to provide a portion of the products and services we offer, using innovative technology to sell products into specialized markets. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins. Our failure to compete successfully with these other companies would seriously harm our business.

We depend on a limited number of customers that operate in highly concentrated industries.

        Our customer base is and has been highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Based on net sales, our five largest customers accounted for 52%, 52% and 43% of our total net sales in 2010, 2009 and 2008, respectively.

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

        Our business depends in large part upon the capital expenditures of manufacturers in the HB LED, solar and data storage markets. We are subject to the business cycles of these industries, the timing, length, and volatility of which are difficult to predict. These industries have historically been highly cyclical and have experienced significant economic downturns in the last decade. As a capital equipment provider, our revenues depend in large part on the spending patterns of these customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a proportion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls may be limited. A downturn in one or more of these industries could have a material adverse effect on our business, financial condition and operating results. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and attract, hire, assimilate and retain a sufficient number of qualified people. We cannot give assurances that our net sales and operating results will not be adversely affected if our customers experience economic downturns or slowdowns in their businesses.

Our sales cycle is long and unpredictable.

        Historically, we have experienced long and unpredictable sales cycles (the period between our initial contact with a potential customer and the time when we recognize revenue from that customer). Our sales cycle can range up to twelve months or longer. The timing of an order often depends on the capital expenditure budget cycle of our customers, which is completely out of our control. In addition, the time it takes us to build a product to customer specifications (the "build cycle") typically ranges from one to six months or longer, followed in certain cases by a period of customer acceptance during which the customer evaluates the performance of the system and may potentially reject the system. As a result of the build cycle and evaluation periods, the period between a customer's initial purchase decision and revenue recognition on an order often varies widely, and variations in length of this period can cause further fluctuations in our operating results. As a result of our lengthy sales cycle, we may incur significant research and development expenses and selling and general and administrative expenses before we generate the related revenues for these products. We may never generate the anticipated revenues if a customer cancels or changes plans. Variations in the length of our sales cycle could also cause our net sales and, therefore, our cash flow and net income to fluctuate widely from period to period.

Our inability to attract, retain, and motivate key employees could have a material adverse effect on our business.

        Our success depends upon our ability to attract, retain, and motivate key employees, including those in executive, managerial, engineering and marketing positions, as well as highly skilled and qualified technical personnel and personnel to implement and monitor our financial and managerial controls and reporting systems. Attracting, retaining, and motivating such qualified personnel may be difficult due to challenging industry conditions, competition for such personnel by other technology companies, consolidations and relocations of operations and workforce reductions. While we have entered into Employment Agreements with certain key personnel, our inability to attract, retain, and motivate key personnel could have a material adverse effect on our business, financial condition or operating results.

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

        Significant price and value fluctuations have occurred with respect to the publicly traded securities of the Company and technology companies generally. The price of our common shares is likely to be volatile in the future. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management's attention and resources, which could materially and adversely affect our results of operations, financial condition and liquidity.

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

The enforcement and protection of our intellectual property rights may be expensive and could divert our limited resources.

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

  •
  unknown, underestimated and/or undisclosed commitments or liabilities;

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

        We are required to assess goodwill and indefinite-lived intangible assets annually for impairment, or on an interim basis whenever certain events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are also required to test our definite-lived intangible and long-lived assets, including acquired intangible assets and property, plant and equipment, for recoverability and impairment whenever there are indicators of impairment, such as an adverse change in business climate.

        At December 31, 2010, we had $52.0 million of goodwill and $59.2 million of intangible and long-lived assets, including $42.3 million of property, plant and equipment. As part of our long-term strategy, we may pursue future acquisitions of other companies or assets which could potentially increase our goodwill and intangible and long-lived assets. Adverse changes in business conditions could materially impact our estimates of future operations and result in additional impairment charges to these assets. If our goodwill or intangible and long-lived assets were to become further impaired, our results of operations could be materially and adversely affected.

We may not receive the escrowed proceeds from the sale of our Metrology business.

        In connection with the sale of our Metrology business to Bruker Corporation ("Bruker") on October 7, 2010, we agreed to indemnify Bruker, subject to certain limitations, for certain losses arising out of breaches of the representations, warranties and covenants that we made in the Stock Purchase Agreement and in certain related documents. To secure these indemnification obligations, we agreed to deposit into escrow $22.9 million of the consideration paid to us by Bruker, such funds to remain in escrow for twelve months following the closing. In the event of any qualifying indemnification claims, and after following the procedures set forth in the escrow agreement, all or a portion of the escrowed amount may be released and returned to Bruker to satisfy such claims. This would result in a reduction in the purchase price received for the sale of our Metrology business, which could result in a material adverse effect on our financial condition.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. Ongoing compliance with this requirement is complex, costly and time-consuming. Although our assessment, testing, and evaluation resulted in our conclusion that, as of December 31, 2010, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, or if our management does not timely assess the adequacy of such internal controls, we could be subject to regulatory sanctions, the public's perception of our Company may decline and our financial results or the market price of our shares could be adversely affected.

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

We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

        Our operations in the U.S., the Asia-Pacific region and in other areas could be subject to natural disasters or other significant disruptions, including earthquakes, fires, hurricanes, floods, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially and adversely affect our business, revenue and financial condition.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and our principal product development and marketing, manufacturing, research and development, training, and sales and service facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Plainview, NY	80,000	No	Data Storage and LED & Solar and Corporate Headquarters
Somerset, NJ	80,000	No	LED & Solar
St. Paul, MN(1)	125,000	Yes	LED & Solar
Tucson, AZ(2)	110,000	No	Former Metrology Site

Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Camarillo, CA(3)	26,000	2012	Data Storage and partially held for sublease
Fort Collins, CO	26,000	2011	Data Storage
Clifton Park, NY	18,000	2014	LED & Solar
Clifton Park, NY	8,000	2011	LED & Solar
Lowell, MA	28,000	2012	LED & Solar
Somerset, NJ	14,500	2011	LED & Solar
Somerset, NJ	9,500	2012	LED & Solar
Shanghai, China	17,400	2012	Customer Training Center
Woodbury, NY(4)	32,000	2011	Former Corporate Headquarters

(1)
Our LED & Solar segment utilizes approximately 95,000 square feet of this facility. The balance is available for expansion.

(2)
We vacated this facility during the fourth quarter of 2010 in conjunction with the sale of our Metrology segment to Bruker. We are currently leasing this office to Bruker in accordance with a transition services agreement which will expire on October 6, 2011.

(3)
We vacated this facility during the second quarter of 2009 in conjunction with the outsourcing of manufacturing for certain Data Storage product lines. We have reoccupied a portion of this space and are marketing the remaining space for sublease.

(4)
We vacated our former Woodbury headquarters during the first quarter of 2008 and consolidated our operations into our Plainview manufacturing facility.

        The St. Paul, Minnesota facility is subject to a mortgage, which at December 31, 2010, had an outstanding balance of $2.9 million. We also lease small offices in Santa Clara, California, Chelmsford, Massachusetts and Edina, Minnesota for sales and service. Our foreign subsidiaries lease office space in England, France, Germany, Japan, Korea, Malaysia, Singapore, Thailand, China and Taiwan. We believe our facilities are adequate to meet our current needs.

Item 3.    Legal Proceedings

Environmental

        We may, under certain circumstances, be obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at our Plainview, New York facility. We have been indemnified by the former owner for any liabilities we may incur in excess of $250,000 with respect to any such remediation. No comprehensive plan has been required to date. Even without consideration of such indemnification, we do not believe that any material loss or expense is probable in connection with any remediation plan that may be proposed.

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

        The former owner of the land and building in Santa Barbara, California in which our former Metrology operations were located (which business was sold to Bruker on October 7, 2010), has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that was part of the purchase contract relating to the purchase of such land provides adequate protection against any environmental issues that may arise. We have provided Bruker with similar indemnification as part of the sale.

Non-Environmental

        We are involved in various other legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.    (Removed and Reserved).

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is quoted on The NASDAQ National Market under the symbol "VECO." The 2010 and 2009 high and low closing bid prices by quarter are as follows:

	2010		2009
	High	Low	High	Low
First Quarter	$43.72	$30.42	$7.16	$3.96
Second Quarter	51.61	31.79	12.99	6.19
Third Quarter	45.52	31.02	23.49	11.36
Fourth Quarter	49.97	33.71	34.35	21.90

        On February 22, 2011, the closing bid price for our common stock on the NASDAQ National Market was $47.04 and we had 144 shareholders of record.

        As of December 31, 2010 we had convertible notes of $105.6 million. The notes accrue interest at 4.125% per annum and mature on April 15, 2012. The notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, since we have the ability and the intent to settle the principal amount of the notes in cash. Under the terms of the notes, we may pay the principal amount of converted notes in cash or in shares of common stock. We intend to pay such amounts in cash. Holders may convert the notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to or above 130% of the conversion price for at least 20 trading days during the final 30 trading days of the immediately preceding fiscal quarter. At the end of the fourth quarter of 2010, our common stock was trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the convertible notes are convertible during the first quarter of 2011. Accordingly, the balance of the convertible notes at December 31, 2010 has been classified as current in our Consolidated Balance Sheet. On February 14, 2011, at the option of the holder, $7.5 million of notes were tendered for conversion at a price of $45.95 per share in a net share settlement. As a result, we paid the principal amount of $7.5 million in cash and issued 111,318 shares of our common stock. Accordingly, in the first quarter of 2011 we will take a charge for the related unamortized debt discount totaling $0.3 million. We pay interest on these notes on April 15 and October 15 of each year.

        We have not paid dividends on our common stock. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements and other circumstances.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Veeco Instruments Inc., The S&P Smallcap 600 Index,
The PHLX Semiconductor Index And RDG MidCap Technology Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

        Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ASSUMES $100 INVESTED ON DEC. 31, 2005
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31

	2005	2006	2007	2008	2009	2010
Veeco Instruments Inc.	100.00	108.08	96.36	36.58	190.65	247.89
S&P Smallcap 600	100.00	115.12	114.78	79.11	99.34	125.47
PHLX Semiconductor	100.00	94.47	102.99	56.15	91.67	103.11
RDG MidCap Technology	100.00	111.34	110.83	56.91	90.56	114.02

Treasury Stock

        The following table contains the Company's stock repurchases of equity securities in the fourth quarter of 2010:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Fiscal month of October 2010 (September 27, 2010—October 24, 2010)(2)	189,218	34.33	1,118,600	161,901,746

(1)
On August 24, 2010, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock until August 26, 2011. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company's discretion.

(2)
We had no repurchases in the fiscal months of November and December 2010.

Item 6.   Selected Consolidated Financial Data

        The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$933,231	$282,412	$314,935	$252,031	$268,880
Operating income (loss) from continuing operations	277,575	(4,732)	(46,140)	(18,245)	(5,767)
Income (loss) from continuing operations, net of income taxes	260,531	(14,229)	(50,833)	(23,655)	(4,620)
Income (loss) from discontinued operations, net of income taxes	101,229	(1,403)	(24,588)	3,817	18,179
Net loss attributable to noncontrolling interest	—	(65)	(230)	(628)	(1,358)

Net income (loss) attributable to Veeco	$361,760	$(15,567)	$(75,191)	$(19,210)	$14,917

Income (loss) per common share attributable to Veeco:
Basic:
Continuing operations	$6.60	$(0.44)	$(1.62)	$(0.74)	$(0.11)
Discontinued operations	2.56	(0.04)	(0.78)	0.12	0.60

Income (loss)	$9.16	$(0.48)	$(2.40)	$(0.62)	$0.49

Diluted :
Continuing operations	$6.13	$(0.44)	$(1.62)	$(0.74)	$(0.11)
Discontinued operations	2.38	(0.04)	(0.78)	0.12	0.60

Income (loss)	$8.51	$(0.48)	$(2.40)	$(0.62)	$0.49

Weighted average shares outstanding:
Basic	39,499	32,628	31,347	31,020	30,492
Diluted	42,514	32,628	31,347	31,020	30,492

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$245,132	$148,500	$102,521	$116,875	$146,880
Short-term investments	394,180	135,000	—	—	—
Restricted cash	76,115	—	—	—	—
Working capital	640,139	317,317	168,528	112,089	172,447
Goodwill	52,003	52,003	51,741	71,544	71,544
Total assets	1,148,034	605,372	429,541	529,334	589,600
Long-term debt (including current installments)	104,021	101,176	98,526	132,118	203,774
Total equity	762,512	359,059	225,026	288,144	281,751

(1)
On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology's operating results are accounted for as discontinued operations in determining the consolidated results of operations. The sales transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds is held in escrow and is restricted from use for one year from the closing date of the transaction to secure certain specified losses arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. As part of the sale we incurred transaction costs, which consisted of investment bank fees and legal fees, totaling $5.2 million. The Company recognized a pre-tax gain on disposal of $156.3 million and a pre-tax deferred gain of $5.4 million related to the assets in China.

  In addition, operating income and income from continuing operations includes a restructuring credit of $0.2 million.

(2)
Operating loss and net loss from continuing operations include restructuring expenses of $4.8 million, as well as an asset impairment charge of $0.3 million for property, plant and equipment no longer being utilized in our Data Storage segment and a $1.5 million inventory write-off associated with Data Storage legacy products.

(3)
Operating loss and net loss from continuing operations include a $51.4 million asset impairment charge of which $30.4 million was related to goodwill and $21.0 million was related to other long-lived assets, a restructuring charge of $9.4 million consisting of lease-related commitments, the mutually agreed-upon termination of the employment agreement with our former CEO and personnel severance costs and $1.5 million in cost of sales related to the required purchase accounting adjustment to write up inventory to fair value in connection with the purchase of Mill Lane Engineering. Net loss from continuing operations also reflects a net gain from the early extinguishment of debt in the amount of $3.8 million.

(4)
Operating loss and net loss from continuing operations include restructuring expenses of $4.8 million, as well as charges of $1.1 million and $4.8 million associated with the write-off of property and equipment and inventory, respectively, related to product lines discontinued as part of management's cost reduction plan. Net loss from continuing operations also reflects a net gain from the early extinguishment of debt in the amount of $0.7 million.

(5)
Operating income and net loss from continuing operations are net of a write-off of $1.2 million of in-process research and development projects related to the Fluens acquisition. Net loss from continuing operations also reflects a net gain from the early extinguishment of debt in the amount of $0.3 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We make equipment to develop and manufacture light emitting diodes ("LEDs"), solar panels, hard-disk drives and other devices. We have leading technology positions in our two segments: LED & Solar and Data Storage.

        In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition ("MOCVD") systems, molecular beam epitaxy ("MBE") systems, Copper, Indium, Gallium, Selenide ("CIGS") deposition systems and thermal deposition sources which we sell to manufacturers of high brightness LEDs ("HB LED") and solar panels, as well as to scientific research customers.

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

Summary of Results for 2010

        In 2010, Veeco reported the best year in its history in terms of revenue and profitability. Selected financial highlights include:

  •
  Revenue increased 231% to $933.2 million in 2010 from $282.4 million in 2009. LED & Solar revenues increased 289% to $797.9 million from $205.2 in 2009. Data Storage revenues increased 75% to $135.3 million from $77.2 million in 2009;

  •
  Orders were up 108% to $1,121.6 million in 2010 compared to $538.3 million in 2009;

  •
  Our gross margin increased to 48% for 2010 from 39% in 2009. Gross margins in LED & Solar increased to 47% from 40% in 2009, and Data Storage gross margins increased to 49% from 37% in 2009.

  •
  Our selling, general and administrative expenses increased to $91.8 million from $62.2 million in 2009. Selling general and administrative expenses were 10% of net sales in 2010, compared with 22% of net sales in 2009;

  •
  Our research and development expenses increased to $71.4 million from $43.5 million in 2009. Research and development expenses were 8% of net sales in 2010, compared with 15% in 2009;

  •
  Net income (loss) from continuing operations attributable to Veeco in 2010 was $260.5 million compared ($14.2) million in 2009;

  •
  Net income (loss) from continuing operations attributable to Veeco per share was $6.13 compared to ($0.44) in 2009; and

  •
  We generated net cash of $96.6 million during 2010, principally due to $45.2 million in proceeds from stock option exercises, $23.3 million of excess tax benefits relating to stock option exercises, and cash provided by operations of $194.2 million, partially offset by treasury stock repurchases of $38.1 million and restricted stock tax withholdings of $4.6 million and cash used in investing activities of $121.6 million, which is net of $225.2 million in net proceeds from the sale of our Metrology segment.

Business Highlights of 2010

        Veeco's 2010 results were at record levels, with revenue of $933 million and net income from continuing operations of $261 million. These results were achieved through a combination of world-class products, a focus on high-growth market opportunities, operational excellence, our flexible manufacturing strategy, and a deep commitment to satisfying our global customers.

  •
  Veeco increased growth and profitability in our LED & Solar segment, which is also referred to as our "green" equipment business. In LED we penetrated new customers, significantly increased our market share, increased R&D investment, launched a next-generation MOCVD system and ramped our manufacturing capacity utilizing a scalable, outsourced model. In Solar we continued to improve the process development of our CIGS product line.

  •
  Veeco's Data Storage business delivered record levels of profitability over the last 5 years as a result of a turnaround in business conditions combined with our flexible manufacturing strategy.

Outlook

        With starting backlog of $555 million, and anticipating strong first half 2011 bookings, we currently forecast that Veeco's 2011 revenues will be greater than $1 billion. We are optimistic about the future and believe that we are well positioned from a technology, product and operational standpoint to grow our LED & Solar and Data Storage businesses in 2011 and beyond.

        As we look toward the future, we believe that the HB LED industry will continue its multi-year MOCVD tool investment cycle as HB LEDs increase their penetration in backlighting applications and general illumination. We are also seeing strong interest in our thermal deposition solutions for the manufacturing of CIGS solar cells, and believe that Veeco is well positioned to increase our business in this market. In addition, overall business conditions in our Data Storage segment appear to be continuing to improve and with a strong starting-year backlog, we are forecasting revenue growth in this business in 2011.

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

Results of Operations

Years Ended December 31, 2010 and 2009

        The following table shows our Consolidated Statements of Operations, percentages of sales and comparisons between 2010 and 2009 (dollars in 000s):

	Year ended December 31,				Dollar and Percentage Change Year to Year
	2010		2009
Net sales	$933,231	100.0%	$282,412	100.0%	$650,819	230.5%
Cost of sales	489,406	52.4	171,177	60.6	318,229	185.9

Gross profit	443,825	47.6	111,235	39.4	332,590	299.0
Operating expenses (income):
Selling, general and administrative	91,777	9.8	62,151	22.0	29,626	47.7
Research and development	71,390	7.6	43,483	15.4	27,907	64.2
Amortization	4,876	0.5	5,168	1.8	(292)	(5.7)
Restructuring	(179)	—	4,837	1.7	(5,016)	*
Asset impairment	—	—	304	0.1	(304)	(100.0)
Other, net	(1,614)	(0.2)	24	0.0	(1,638)	*

Total operating expenses	166,250	17.8	115,967	41.1	50,283	43.4

Operating income (loss)	277,575	29.7	(4,732)	(1.7)	282,307	*
Interest expense, net	6,572	0.7	6,850	2.4	(278)	(4.1)

Income (loss) from continuing operations before income taxes	271,003	29.0	(11,582)	(4.1)	282,585	*
Income tax provision	10,472	1.1	2,647	0.9	7,825	295.6

Income (loss) from continuing operations	260,531	27.9	(14,229)	(5.0)	274,760	*
Discontinued operations:
Income (loss) from discontinued operations, before income taxes (includes gain on disposal of $156,290 in 2010)	155,455	16.7	(2,703)	(1.0)	158,158	*
Income tax provision (benefit)	54,226	5.8	(1,300)	(0.5)	55,526	*

Income (loss) from discontinued operations	101,229	10.8	(1,403)	(0.5)	102,632	*

Net income (loss)	361,760	38.8	(15,632)	(5.5)	377,392	*
Net loss attributable to noncontrolling interest	—	—	(65)	0.1	65	(100.0)

Net income (loss) attributable to Veeco	$361,760	38.8%	$(15,567)	(5.5)%	$377,327	*

*
Not Meaningful

Net Sales and Orders

        Net sales of $933.2 million for the year ended December 31, 2010, were up 230.5% compared to 2009. The following is an analysis of sales and orders by segment and by region (dollars in 000s):

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2010	2009	Year to Year		2010	2009	Year to Year		2010	2009
Segment Analysis
LED & Solar	$797,904	$205,153	$592,751	288.9%	$968,232	$440,784	$527,448	119.7%	1.21	2.15
Data Storage	135,327	77,259	58,068	75.2	153,406	97,497	55,909	57.3	1.13	1.26

Total	$933,231	$282,412	$650,819	230.5%	$1,121,638	$538,281	$583,357	108.4%	1.20	1.91

Regional Analysis
Americas	$94,985	$60,730	$34,255	56.4%	$107,128	$78,196	$28,932	37.0%	1.13	1.29

Europe, Middle East and Africa ("EMEA")	92,112	50,088	42,024	83.9	83,784	47,186	36,598	77.6	0.91	0.94

Korea	301,026	99,132	201,894	203.7	207,337	236,114	(28,777)	(12.2)	0.69	2.38
China	266,813	31,114	235,699	757.5	537,740	90,724	447,016	492.7	2.02	2.92
Taiwan	101,130	13,882	87,248	628.5	112,016	34,642	77,374	223.4	1.11	2.50
Other Asia Pacific	77,165	27,466	49,699	180.9	73,633	51,419	22,214	43.2	0.95	1.87

Asia Pacific	746,134	171,594	574,540	334.8	930,726	412,899	517,827	125.4	1.25	2.41

Total	$933,231	$282,412	$650,819	230.5%	$1,121,638	$538,281	$583,357	108.4%	1.20	1.91

        By segment, LED & Solar sales increased 288.9% in 2010 due to increases in shipments of our newest systems as compared to 2009 (334 system shipments in 2010 versus 72 system shipments in 2009 in our MOCVD business) as a result of an increase in demand for HB LED backlighting applications and general illumination. Data Storage sales also increased 75.2%, primarily as a result of an increase in capital spending by data storage customers for capacity and technology buys. LED & Solar sales represented 85.5% of total sales for the year ended December 31, 2010, up from 72.6% in the prior year. Data Storage sales accounted for 14.5% of net sales, down from 27.4% in the prior year. By region, net sales increased by 334.8% in Asia Pacific, primarily due to MOCVD sales to HB LED customers. In addition, sales in the Americas and EMEA also increased 56.4% and 83.9%, respectively. We believe that there will continue to be year-to-year variations in the geographic distribution of sales.

        Orders in 2010 increased 108.4% compared to 2009, primarily attributable to a 119.7% increase in LED & Solar orders that were principally driven by HB LED manufacturers increasing production for television and laptop backlighting applications. Data Storage orders increased 57.3% from the continued increase in our customer's capital spending for capacity and technology buys.

        Our book-to-bill ratio for 2010, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.20 to 1 compared to 1.91 to 1 in 2009. Our backlog as of December 31, 2010 was $555.0 million, compared to $377.3 million as of December 31, 2009. During the year ended December 31, 2010, we experienced net backlog adjustments of approximately $10.7 million, consisting of $12.5 million for order adjustments ($10.2 million is related to our Solar and MBE businesses), offset by $1.8 million of adjustments related to foreign currency translation. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of December 31, 2010 and 2009 we had deposits and advanced billings of $129.2 million and $59.8 million, respectively.

Gross Profit

        Gross profit was $443.8 million or 47.6% for 2010 compared to $111.2 million or 39.4% in 2009. LED & Solar gross margins increased to 47.4% from 40.4% in the prior year, primarily due to increases in volume (262 additional system shipments and 185 additional final acceptances received compared to prior year in our MOCVD business) and higher average selling prices coupled with lower manufacturing costs. Data Storage gross margins increased to 48.5% from 36.6% in the prior year due to increased sales volume and a favorable product mix. During 2009, Data Storage gross margins were also negatively impacted by a charge to cost of sales of $1.5 million for the write off of inventory associated with discontinued legacy product lines.

Operating Expenses

        Selling, general and administrative expenses increased by $29.6 million or 47.7%, from the prior year primarily to support the business ramp in our LED & Solar segment. Selling, general and administrative expenses were 9.8% of net sales in 2010, compared with 22.0% of net sales in the prior year.

        Research and development expense increased $27.9 million or 64.2% from the prior year, primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment. As a percentage of net sales, research and development expense decreased to 7.6% from 15.4% in the prior year.

        Amortization expense decreased $0.3 million or 5.7% from the prior year. This decrease is mainly due to certain intangibles being fully amortized at the end of 2009.

        Restructuring credit of $0.2 million for the year ended December 31, 2010, was attributable to a change in estimate in our Data Storage segment. Restructuring expense of $4.8 million for the year ended December 31, 2009, consisted primarily of personnel severance costs of $3.4 million associated with the reduction of approximately 164 employees in our workforce. Additionally, we took a $1.4 million charge during the second quarter of 2009 for costs associated with vacating a leased facility in Camarillo, California and the related relocation of 27 employees.

        During 2009, the Company recorded a $0.3 million asset impairment charge. The charge was for property, plant and equipment no longer being utilized in our Data Storage segment.

Interest Expense, net

        Interest expense, net for 2010 was $6.6 million, comprised of $4.7 million in cash interest and $3.5 million in non-cash interest primarily relating to our convertible debt, partially offset by $1.6 million in interest income earned on our cash and short-term investment balances. Interest expense, net for 2009 was $6.9 million, comprised of $4.9 million in cash interest and $2.8 million in non-cash interest, partially offset by $0.8 million in interest income. The non-cash interest expense is related to accounting rules that requires a portion of convertible debt to be allocated to equity in 2010 and 2009 and accretion of debt discounts and amortization of debt premiums related to our short-term investments in 2010.

Income Taxes

        The income tax provision attributable to continuing operations for the year ended December 31, 2010 was $10.5 million compared to $2.6 million or 22.9% of income before taxes in the prior year. The 2010 provision for income taxes included $8.0 million relating to our foreign operations and $2.5 million relating to our domestic operations. The 2009 provision for income taxes included $1.6 million relating to our foreign operations and $1.0 million relating to our domestic operations. Our effective tax rate is lower than the statutory rate as a result of the utilization of our domestic net operating loss and tax credit carry forwards. It is anticipated that our effective tax rate for 2011 will approach the U.S. statutory rate

Discontinued Operations

        Discontinued operations represent the results of the operations of our disposed Metrology segment which was sold to Bruker on October 7, 2010, reported as discontinued operations. The 2010 results reflect an operational loss before taxes of $0.8 million and a gain on disposal of $156.3 million before taxes.

Years Ended December 31, 2009 and 2008

        The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between 2009 and 2008 (dollars in 000s):

	Year ended December 31,				Dollar and Percentage Change Year to Year
	2009		2008
Net sales	$282,412	100.0%	$314,935	100.0%	$(32,523)	(10.3)%
Cost of sales	171,177	60.6	191,664	60.9	(20,487)	(10.7)

Gross profit	111,235	39.4	123,271	39.1	(12,036)	(9.8)
Operating expenses (income):
Selling, general and administrative	62,151	22.0	60,542	19.2	1,609	2.7
Research and development	43,483	15.4	39,608	12.6	3,875	9.8
Amortization	5,168	1.8	8,864	2.8	(3,696)	(41.7)
Restructuring	4,837	1.7	9,424	3.0	(4,587)	(48.7)
Asset impairment	304	0.1	51,387	16.3	(51,083)	(99.4)
Other, net	24	—	(414)	(0.1)	438	*

Total operating expenses	115,967	41.1	169,411	53.8	(53,444)	(31.5)

Operating loss	(4,732)	(1.7)	(46,140)	(14.7)	41,408	(89.7)
Interest expense, net	6,850	2.4	6,729	2.1	121	1.8
Gain on extinguishment of debt	—	—	(3,758)	(1.2)	3,758	(100.0)

Loss from continuing operations before income taxes	(11,582)	(4.1)	(49,111)	(15.6)	37,529	(76.4)
Income tax provision	2,647	0.9	1,722	0.5	925	53.7

Loss from continuing operations	(14,229)	(5.0)	(50,833)	(16.1)	36,604	(72.0)
Discontinued operations:
Loss from discontinued operations, before income taxes	(2,703)	(1.0)	(24,418)	(7.8)	21,715	(88.9)
Income tax (benefit) provision	(1,300)	(0.5)	170	0.1	(1,470)	*

Loss from discontinued operations	(1,403)	(0.5)	(24,588)	(7.8)	23,185	(94.3)

Net loss	(15,632)	(5.5)	(75,421)	(23.9)	59,789	(79.3)
Net loss attributable to noncontrolling interest	(65)	—	(230)	(0.1)	165	(71.7)

Net loss attributable to Veeco	$(15,567)	(5.5)%	$(75,191)	(23.9)%	$59,624	(79.3)%

*
Not Meaningful

Net Sales and Orders

        Net sales of $282.4 million for the year ended December 31, 2009, were down 10.3% compared to 2008. The following is an analysis of sales and orders by segment and by region (dollars in 000s):

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2009	2008	Year to Year		2009	2008	Year to Year		2009	2008
Segment Analysis
LED & Solar	$205,153	$165,812	$39,341	23.7%	$440,784	$160,162	$280,622	175.2%	2.15	0.97
Data Storage	77,259	149,123	(71,864)	(48.2)	97,497	138,653	(41,156)	(29.7)	1.26	0.93

Total	$282,412	$314,935	$(32,523)	(10.3)%	$538,281	$298,815	$239,466	80.1%	1.91	0.95

Regional Analysis
Americas	$60,730	$130,573	$(69,843)	(53.5)%	$78,196	$108,172	$(29,976)	(27.7)%	1.29	0.83

EMEA	50,088	57,567	(7,479)	(13.0)	47,186	51,731	(4,545)	(8.8)	0.94	0.90

Korea	99,132	8,887	90,245	1,015.5	236,114	15,864	220,250	1,388.4	2.38	1.79
China	31,114	19,575	11,539	58.9	90,724	32,202	58,522	181.7	2.92	1.65
Taiwan	13,882	39,124	(25,242)	(64.5)	34,642	30,999	3,643	11.8	2.50	0.79
Other Asia Pacific	27,466	59,209	(31,743)	(53.6)	51,419	59,847	(8,428)	(14.1)	1.87	1.01

Asia Pacific	171,594	126,795	44,799	35.3	412,899	138,912	273,987	197.2	2.41	1.10

Total	$282,412	$314,935	$(32,523)	(10.3)%	$538,281	$298,815	$239,466	80.1%	1.91	0.95

        By segment, LED & Solar sales increased 23.7% due to an increase in end user demand for HB LED backlighting applications, higher average selling prices and strong customer acceptance of Veeco's newest generation systems. Offsetting this increase, Data Storage sales were down 48.2%, primarily as a result of a slowdown in capital spending by data storage customers. LED & Solar sales represented 72.6% of total sales for the year ended December 31, 2009, up from 52.6% in the prior year. Data Storage sales accounted for 27.4% of net sales, down from 47.4% in the prior year. By region, net sales increased by 35.3% in Asia Pacific, primarily due to MOCVD sales to HB LED customers, while sales in the Americas and EMEA declined 53.5% and 13.0%, respectively.

        Orders in 2009 increased 80.1% compared to 2008, primarily attributable to a 175.2% increase in LED & Solar orders that were principally driven by HB LED manufacturers increasing production for television and laptop backlighting applications and demand for CIGS deposition systems and components. Data Storage orders declined 29.7% from the continued slow down in our customers capital spending.

        Our book-to-bill ratio for 2009 was 1.91 to 1 compared to 0.95 to 1 in 2008. Our backlog as of December 31, 2009 was $377.3 million, compared to $125.6 million as of December 31, 2008. During the year ended December 31, 2009, we experienced net backlog adjustments of approximately $4.1 million, consisting of $3.2 million for order cancellations, primarily in the first half of the year, and $0.9 million of adjustments related to foreign currency translation. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of December 31, 2009 and 2008 we had deposits and advanced billings of $59.8 million and $16.1 million, respectively.

Gross Profit

        Gross profit increased to $111.2 million or 39.4% in 2009 compared to $123.3 million or 39.1% in 2008. Despite the overall $32.5 million decrease in sales, gross margin remained flat, primarily due to the favorable impact of significant cost reductions from a reduced workforce, lower facilities costs associated with closing and consolidating facilities and the outsourcing of certain Data Storage product manufacturing to Asia. LED & Solar gross margins increased from 38.3% in the prior year to 40.4%, primarily due to the impact of our lower fixed cost structure and a 23.7% increase in sales volume as well as favorable pricing and higher margins on new MOCVD products. Data Storage gross margins decreased from 40.2% in the prior year to 36.6% mainly due to decreased sales volume partially offset by reduced costs due to our expense reduction plans compared to the prior year. Data Storage gross margins were also negatively impacted by a charge to cost of sales of $1.5 million during 2009 for the write off of inventory associated with discontinued legacy product lines.

Operating Expenses

        Selling, general and administrative expenses increased by $1.6 million or 2.7%, from the prior year primarily due to the ramp-up in our MOCVD business in the second half of 2009. Selling, general and administrative expenses were 22.0% of net sales in 2009, compared with 19.2% of net sales in the prior year.

        Research and development expense increased $3.9 million or 9.8% from the prior year, primarily due to investments in areas that we believe are higher-growth end market opportunities, particularly in our LED & Solar segment. As a percentage of net sales, research and development expense increased to 15.4% from 12.6% in the prior year.

        Amortization expense decreased $3.7 million or 41.7% from the prior year. This decrease is mainly due to certain intangibles in LED & Solar being fully amortized at the end of 2008 as well as the write-off of purchased technology in Data Storage in connection with the asset impairment charges recorded during the fourth quarter of 2008.

        Restructuring expense of $4.8 million for the year ended December 31, 2009, consisted primarily of personnel severance costs of $3.4 million associated with the reduction of approximately 164 employees in our workforce. Additionally, we took a $1.4 million charge during 2009 for costs associated with vacating a leased facility in Camarillo, California, during the second quarter and the related relocation of 27 employees.

        During the second quarter of 2009, the Company recorded a $0.3 million asset impairment charge. The charge was for property, plant and equipment no longer being utilized in our Data Storage reporting unit. During 2008, the Company recorded a $51.4 million asset impairment charge, of which $51.1 million was recorded during the fourth quarter and $0.3 million was recorded during the first quarter. The fourth quarter charge consisted of $30.4 million related to goodwill, $19.6 million related to intangible assets and $1.1 million in property, plant and equipment. The first quarter charge consisted of $0.3 million associated with property and equipment abandoned as part of the consolidation of our corporate headquarters into our Plainview facility.

Interest Expense, net

        Interest expense, net for 2009 was $6.9 million, comprised of $4.9 million in cash interest and $2.8 million in non-cash interest relating to our convertible debt, partially offset by $0.8 million in interest income earned on our cash and short-term investment balances. Interest expense, net for 2008 was $6.7 million, comprised of $6.4 million in cash interest and $2.9 million in non-cash interest, partially offset by $2.6 million in interest income. The non-cash interest expense in both years is related to accounting rules that requires a portion of convertible debt to be allocated to equity. The decrease of $1.5 million in cash interest expense from the prior year was primarily due to the repayment of $25.3 million of our convertible notes in the fourth quarter of 2008. Interest income decreased by $1.7 million due principally to the lower interest rate yields on cash balances invested during 2009 compared to the prior year.

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

Income Taxes

        The income tax provision attributable to continuing operations for the year ended December 31, 2009 was $2.6 million compared to $1.7 million in the prior year. The 2009 provision for income taxes included $1.6 million relating to our foreign operations and $1.0 million relating to our domestic operations. Due to significant domestic net operating loss carry forwards, which are fully reserved by a valuation allowance, our domestic operations are not expected to incur significant federal income taxes until such time as the net operating losses are utilized.

Discontinued Operations

        Discontinued operations represent the results of the operations of our disposed Metrology segment, which was sold to Bruker on October 7, 2010.

Liquidity and Capital Resources

        Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and the repayment of debt. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services.

        Cash and cash equivalents as of December 31, 2010 was $245.1 million. This amount represents an increase of $96.6 million from December 31, 2009. We also had short-term investments and restricted cash of $394.2 million and $76.1 million, respectively, as of December 31, 2010. A summary of the current year cash flow activity is as follows (in thousands):

	Year ended December 31,
	2010	2009
Net income (loss)	$361,760	$(15,632)

Net cash provided by operating activities	$194,214	$59,038
Net cash used in investing activities	(121,621)	(154,765)
Net cash provided by financing activities	25,505	141,869
Effect of exchange rates on cash and cash equivalents	(1,466)	(163)

Net increase in cash and cash equivalents	96,632	45,979
Cash and cash equivalents at beginning of year	148,500	102,521

Cash and cash equivalents at end of year	$245,132	$148,500

        Cash provided by operations during the year ended December 31, 2010 was $194.2 million compared to $59.0 million during the year ended December 31, 2009. The $194.2 million cash provided by operations in 2010 included adjustments to the $361.8 million of net income for non-cash items, which reduced the cash provided by net income by $168.3 million. The adjustments consisted of $12.9 million of depreciation and amortization, $9.6 million of non-cash equity-based compensation expense, $3.1 million of amortization of debt discount, $(25.1) million of deferred income taxes, $(23.3) million of excess tax benefits from stock option exercises, $(156.3) million of gain on disposal of our

Metrology segment and $10.0 million of discontinued operations. Net cash provided by operations was favorably impacted by a net $0.7 million of changes in operating assets and liabilities, which included an $83.2 million increase in accounts receivable, a $49.5 million increase in inventories, due to the significant increase in orders in our LED & Solar segment compared to 2009, a $23.3 million increase in supplier deposits and a $5.5 million increase in discontinued operations, partially offset by an $85.5 million increase in accrued expenses, principally resulting from customer deposits associated primarily with the significant increase in orders in our LED & Solar segment and a $78.9 million increase in income taxes payable. Cash provided by operations during the year ended December 31, 2009 was $59.0 million and included adjustments to the $15.6 million net loss for non-cash items, which primarily consisted of $13.9 million of depreciation and amortization, $7.5 million of non-cash stock-based compensation expense, $2.8 million of amortization of debt discount, a $1.5 million non-cash inventory write-off and $8.8 million of discontinued operations. Net cash provided by operations in 2009 was favorably impacted by a net $40.1 million of changes in operating assets and liabilities.

        Cash used in investing activities of $121.6 million during the year ended December 31, 2010, resulted primarily from $506.1 million of purchases of short-term investments, $10.7 million of capital expenditures, $76.1 million of transfers to restricted cash and $0.5 million of discontinued operations, partially offset by proceeds of $33.0 million from the sale of short-term investments, $225.2 million net proceeds from the disposal of our Metrology segment and $213.6 million from the maturity of CDAR's. Cash used in investing activities of $154.8 million for the year ended December 31, 2009, resulted primarily from $135.0 million of purchases of short-term investments, $7.5 million of capital expenditures, $0.9 million of discontinued operations, $9.8 million of earn-out payments to the former owners of businesses acquired and $2.4 million for certain acquisitions, partially offset by $0.8 million of proceeds from the sale of property, plant and equipment.

        Cash provided by financing activities of $25.5 million during the year ended December 31, 2010, consisted primarily of $45.2 million of cash proceeds from stock option exercises and $23.3 million excess tax benefits from stock options exercises, partially offset by $4.6 million of restricted stock tax withholdings, $38.1 million of purchases of treasury stock and $0.2 million of repayments of long-term debt. Cash provided by financing activities of $141.9 million during the year ended December 31, 2009, consisted primarily of $130.1 million in cash proceeds from the issuance of common stock through a secondary public offering and $12.6 million from stock option exercises partially offset by $0.6 million of restricted stock tax withholdings and $0.2 million of repayments of long-term debt.

        As of December 31, 2010 we had notes of $105.6 million principal amount outstanding. The notes accrue interest at 4.125% per annum and mature on April 15, 2012. The notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, since we have the ability and the intent to settle the principal amount of the notes in cash. Under the terms of the notes, we may pay the principal amount of converted notes in cash or in shares of common stock. We intend to pay such amounts in cash.

        The notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for our common stock on April 16, 2007). On or after April 20, 2011, we may redeem the notes, in whole or in part, for cash at 100% of the principal amount of the notes to be redeemed and the conversion premium in shares of our common stock plus accrued and unpaid interest to, but not including, the redemption date. Holders may convert the notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to or above 130% of the conversion price for at least 20 trading days during the final 30 trading days of the immediately preceding fiscal quarter. At the end of the fourth quarter of 2010, our common stock was trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the convertible notes are convertible during the first quarter of 2011. If the convertible notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011. Accordingly, the balance of the convertible notes at December 31, 2010 has been classified as current in our Consolidated Balance Sheet. On February 14, 2011, at the option of the holder, $7.5 million of notes were tendered for conversion at a price of $45.95 per share in a net share settlement. As a result, we paid the principal amount of $7.5 million in cash and issued 111,318 shares of our common stock. Accordingly, in the first quarter of 2011 we will take a charge for the related unamortized debt discount totaling $0.3 million. We pay interest on these notes on April 15 and October 15 of each year. The notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

        As of December 31, 2010, we had $76.1 million of restricted cash consisting of $22.9 million that relates to the proceeds received from the sale of our Metrology segment. This cash is held in escrow and is restricted from use for one year from the closing date of the transaction to secure any losses arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. Additionally, we also had restricted cash consisting of $53.2 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

        As of December 31, 2010, our contractual cash obligations and commitments are as follows (in thousands):

	Payments due by period
Contractual Cash Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$108,457	$105,803	$516	$604	$1,534
Interest on debt(1)	6,976	4,575	1,833	298	270
Operating leases(2)	9,464	3,915	4,083	1,236	230
Letters of credit and bank guarantees(3)	136,315	136,315	—	—	—
Purchase commitments(4)	200,296	200,296	—	—	—

	$461,508	$450,904	$6,432	$2,138	$2,034

(1)
Long-term debt obligations consist of repayment of our convertible subordinated notes and related interest, as well as mortgage and interest payments for our St. Paul, MN facility.

(2)
In accordance with relevant accounting guidance, we account for our office leases as operating leases with expiration dates ranging from 2010 through 2017. There are future minimum annual rental payments required under the leases. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

(3)
Issued by a bank on our behalf as needed. We had letters of credit outstanding of $0.2 million and bank guarantees outstanding of $135.8 million, of which, $83.2 million can be drawn against lines of credit in our foreign subsidiaries and $52.6 million that is collateralized against cash that is restricted from use.

(4)
Purchase commitments are primarily for inventory used in manufacturing our products. It has been our practice not to enter into purchase commitments extending beyond one year.

        We believe that existing cash balances and short-term investments together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations, detailed in the above table. We believe we will be able to meet our obligation to repay the $105.6 million subordinated notes that mature on April 15, 2012 with available cash and short-term investments or, if necessary, through a combination of conversion of the notes outstanding, cash generated from operations and other means.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources other than operating leases, letters of credit and bank guarantees, and purchase commitments disclosed in the preceding "Contractual Cash Obligations and Commitments" table.

Application of Critical Accounting Policies

        General:    Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually monitors and evaluates its estimates and judgments, including those related to bad debts, inventories, intangible and other long-lived assets, income taxes, warranty obligations, restructuring costs, and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, short-term investments, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, fair value measurements, warranty costs, income taxes and equity-based compensation to be critical policies due to the estimation processes involved in each.

        Revenue Recognition:    We recognize revenue based on current accounting guidance provided by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board ("FASB"). Our revenue transactions include sales of products under multiple-element arrangements. Revenue under these arrangements is allocated to each element based upon its estimated fair market value.

        We consider a broad array of facts and circumstances when evaluating each of our sales arrangements in determining when to recognize revenue, including specific terms of the purchase order, contractual obligations to the customer, the complexity of the customer's post-delivery acceptance provisions, customer creditworthiness and the installation process. Management also considers the party responsible for installation, whether there are process specification requirements which need to be demonstrated before final sign off and payment, whether Veeco can replicate the field testing conditions and procedures in our factory and our past experience with demonstrating and installing a particular system. Sales arrangements are reviewed on a case-by-case basis; however, the Company's revenue recognition protocol for established systems is as described below.

        System revenue is generally recognized upon shipment or delivery provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collectability is reasonably assured and there are no material uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time acceptance is received from the customer. If the arrangement does not meet all the above criteria, the entire amount of the sales arrangement is deferred until the criteria have been met or all elements have been delivered to the customer or been completed.

        For those transactions on which we recognize systems revenue, either at the time of shipment or delivery, our sales and contractual arrangements with customers do not contain provisions for right of return or forfeiture, refund or other purchase price concessions. In the rare instances where such provisions are included, the Company defers all revenue until customer acceptance is achieved. In cases where products are sold with a retention of 10% to 20%, which is typically payable by the customer when installation and field acceptance provisions are completed, the customer has the right to withhold this payment until such provisions have been achieved. We defer the greater of the retention amount or the fair value of the installation on systems that we recognize revenue at the time of shipment or delivery.

        For new products, new applications of existing products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting agreed upon specifications at the customer site, revenue is deferred as deferred profit in the accompanying Consolidated Balance Sheets and fully recognized upon completion of installation and receipt of final customer acceptance.

        Our systems are principally sold to manufacturers in the HB-LED, the data storage and solar industries. Sales arrangements for these systems generally include customer acceptance criteria based upon Veeco and/or customer specifications. Prior to shipment a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning within agreed upon specifications. Such source inspection or test data replicates the acceptance testing that will be performed at the customer's site prior to final acceptance of the system. Customer acceptance provisions include reassembly and installation of the system at the customer site, which includes performing functional or mechanical test procedures (i.e. hardware checks, leak testing, gas flow monitoring and quality control checks of the basic features of the product.) Additionally, a material demonstration process may be performed to validate the functionality of the product. Upon meeting the agreed upon specifications the customer approves final acceptance of the product.

        Veeco generally is required to install these products and demonstrate compliance with acceptance tests at the customer's facility. Such installations typically are not considered complex and the installation process is not deemed essential to the functionality of the equipment because it does not involve significant changes to the features or capabilities of the equipment or involve building complex interfaces or connections. We have a demonstrated history of completing such installations in a timely, consistent manner and can reliably estimate the costs of such. In such cases, the test environment at our facilities prior to shipment replicates the customer's environment. While there are others in the industry with sufficient knowledge about the installation process for our systems as a practical matter, most customers engage the Company to perform the installation services.

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

        Short-Term Investments:    We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include FDIC insured corporate bonds, treasury bills, commercial paper and CDARS with maturities of greater than three months when purchased in principal amounts that, when aggregated with interest to accrue over the term, will not exceed FDIC limits. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in equity. Net realized gains and losses are included in net income (loss) attributable to Veeco.

        Inventory Valuation:    Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, and spare parts and other service inventory. Obsolete or slow-moving inventory, based upon historical usage, or inventory in excess of management's estimated usage for the next 12 month's requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses, and ultimate realization of excess inventory.

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

        Definite-Lived Intangible and Long-Lived Assets:    Intangible assets consist of purchased technology, customer-related intangible assets, patents, trademarks, covenants not-to-compete, software licenses and deferred financing costs. Purchased technology consists of the core proprietary manufacturing technologies associated with the products and offerings obtained through acquisition and are initially recorded at fair value. Customer-related intangible assets, patents, trademarks and covenants not-to-compete are initially recorded at fair value and software licenses and deferred financing costs are initially recorded at cost. Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives for periods ranging from 2 years to 17 years.

        Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

        Long-lived assets, such as property, plant, and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flow expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Recent Accounting Pronouncements

        Business Combinations:    In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

        Intangibles—Goodwill and Other:    In December 2010, the FASB issued amended guidance related to Intangibles—Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

        Subsequent Events:    The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        Fair Value Measurements:    In January 2010, the FASB issued amended guidance for Fair Value Measurements and Disclosures. This update requires some new disclosures and clarifies existing disclosure requirements about fair value measurement. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, this update requires that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of existing disclosures. For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update was adopted on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        The principal market risks (such as the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

  •
  rates on debt,

  •
  rates on short-term and long-term investment portfolios, and

  •
  exchange rates, generating translation and transaction gains and losses.

Interest Rates

        We centrally manage our debt and investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $394.2 million at December 31, 2010. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at December 31, 2010, an immediate 100 basis point increase in interest rates may result in a significant decrease in the fair value of the portfolio. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary. Our debt portfolio consists of fixed rate and fixed maturity instruments therefore any changes in interest rates will not have an impact on net interest expense.

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

        Our net sales to foreign customers represented approximately 90%, 79% and 59% of our total net sales in 2010, 2009 and 2008, respectively. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 2%, 6% and 5% of total net sales in 2010, 2009 and 2008, respectively. The aggregate foreign currency exchange gain (loss) included in determining consolidated results of operations was approximately $1.3 million, $(0.7) million and $(0.1) million in 2010, 2009 and 2008, respectively. Included in the aggregate foreign currency exchange gain (loss) were gains (losses) relating to forward contracts of $0.1 million, $0.2 million and ($0.4) million in 2010, 2009 and 2008, respectively. These amounts were recognized and included in other expense (income), net. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets and these amounts were subsequently received in January 2011. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and these amounts were subsequently received in January 2010. Monthly forward contracts for a notional amount of $18.5 million for the month of January 2011 were entered into in December 2010. We are exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. We enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts outstanding was approximately $6.2 million for the year ended December 31, 2010. The changes in currency exchange rates that have the largest impact on translating our international operating profit (loss) are the Japanese Yen, the British Pound and the Euro. We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

        The following table presents selected unaudited financial data for each quarter of fiscal 2010 and 2009. Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2010 interim quarter ends were March 28, June 27 and September 26. The 2009 interim quarter ends were March 29, June 28 and September 27. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

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

	Fiscal 2010					Fiscal 2009
	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
Net sales	$134,750	$221,389	$277,094	$299,998	$933,231	$39,107	$49,475	$74,688	$119,142	$282,412
Gross profit	56,740	98,801	135,482	152,802	443,825	10,909	16,248	30,547	53,531	111,235
Income (loss) from continuing operations, net of income taxes	22,824	49,931	91,104	96,672	260,531	(17,661)	(12,577)	31	15,978	(14,229)
Income (loss) from discontinued operations, net of income taxes	3,220	2,462	(4,941)	100,488	101,229	(3,283)	(2,126)	1,239	2,767	(1,403)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(42)	(23)	—	—	(65)

Net income (loss) attributable to Veeco	$26,044	$52,393	$86,163	$197,160	$361,760	$(20,902)	$(14,680)	$1,270	$18,745	$(15,567)

Income (loss) per common share attributable to Veeco:
Basic:
Continuing operations	$0.59	$1.26	$2.28	$2.45	$6.60	$(0.56)	$(0.40)	$—	$0.45	$(0.44)
Discontinued operations	0.08	0.06	(0.12)	2.55	2.56	(0.10)	(0.07)	0.04	0.08	(0.04)

Income (loss)	$0.67	$1.32	$2.16	$5.00	$9.16	$(0.66)	$(0.47)	$0.04	$0.53	$(0.48)

Diluted :
Continuing operations	$0.54	$1.15	$2.16	$2.30	$6.13	$(0.56)	$(0.40)	$—	$0.42	$(0.44)
Discontinued operations	0.08	0.05	(0.12)	2.40	2.38	(0.10)	(0.07)	0.04	0.08	(0.04)

Income (loss)	$0.62	$1.20	$2.04	$4.70	$8.51	$(0.66)	$(0.47)	$0.04	$0.50	$(0.48)

Weighted average shares outstanding:
Basic	38,784	39,761	39,946	39,453	39,499	31,515	31,497	31,608	35,623	32,628
Diluted	42,269	43,506	42,258	41,972	42,514	31,515	31,497	32,375	37,742	32,628

        On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology's operating results are accounted for as discontinued operations in determining the consolidated results of operations. The sales transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds is held in escrow and is restricted from use for one year from the closing date of the transaction to secure certain specified losses arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. As part of the sale we incurred transaction costs, which consisted of investment bank fees and legal fees, totaling $5.2 million. During the fourth quarter of 2010, we recognized a pre-tax gain on disposal of $156.3 million and a pre-tax deferred gain of $5.4 million related to the assets in China.

        During the first quarter of 2010, we recognized a restructuring credit of $0.2 million associated with a change in estimate.

        During the first quarter of 2009, we recognized a restructuring charge of $2.3 million, primarily for personnel severance. During the second quarter of 2009, we recognized an additional restructuring charge of approximately $1.7 million primarily for lease-related and personnel severance costs and an asset impairment charge of $0.3 million for property and equipment no longer being utilized in our Data Storage segment. During the third quarter of 2009, we recognized an additional restructuring charge of $0.8 million, primarily for personnel severance costs. During the fourth quarter of 2009, we recognized an additional restructuring charge of $0.1 million related to personnel severance costs.

        A variety of factors influence the level of our net sales in a particular quarter including economic conditions in the HB LED, solar, data storage and semiconductor industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by us and our competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, and other factors, many of which are beyond our control. In addition, we derive a substantial portion of our revenues from the sale of products which have an average selling price in excess of $2,000,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on our net sales and operating results in any given quarter.

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

Design and Evaluation of Internal Control Over Financial Reporting

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2010. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our Consolidated Financial Statements for the year ended December 31, 2010 under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls or other factors during the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

        Portions of the information required by Part III of Form 10-K are incorporated by reference from Veeco's Proxy Statement to be filed with the SEC in connection with Veeco's 2011 Annual Meeting of Stockholders (the "Proxy Statement").

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

        The following table gives information about our common stock that may be issued under our equity compensation plans as of December 31, 2010. See Note 8 to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,560,354		$19.62	2,623,776
Equity compensation plans not approved by security holders	9,272	(1)	$43.19	—

Total	2,569,626			2,623,776

(1)
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

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Stock Purchase Agreement dated August 15, 2010 among Veeco Instruments Inc. (Veeco), Veeco Metrology Inc. and Bruker Corporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 3.1
3.6	Amendment to Certificate of Incorporation of Veeco dated May 14, 2010	Filed herewith
3.7	Fourth Amended and Restated Bylaws of Veeco, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1
3.8	Amendment No. 1 to the Fourth Amended and Restated Bylaws of Veeco effective May 20, 2010	Current Report on Form 8-K, filed May 26, 2010, Exhibit 3.1

Number		Exhibit	Incorporated by Reference to the Following Documents
4.1		Rights Agreement, dated as of March 13, 2001, between Veeco and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences, and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2		Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3		Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1
4.4		Indenture, dated April 16, 2007, between Veeco and U.S. Bank National Trust	Post-Effective Amendment No. 1 To Registration Statement on Form S-3 (File No. 333-128004) filed April 16, 2007, Exhibit 4.1
4.5		First Supplemental Indenture, dated April 20, 2007, by and between Veeco and U.S. Bank Trust National Association, as Trustee	Current Report on Form 8-K, filed April 20, 2007, Exhibit 4.1
10.1		Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.2		Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.3		Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.4	*	Form of Indemnification Agreement entered into between Veeco and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
10.5	*	Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.6	*	Amendment dated May 15, 1997 to Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1

Number		Exhibit	Incorporated by Reference to the Following Documents
10.7	*	Amendment dated July 25, 1997 to Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.8	*	Amendment dated May 29, 1998 to Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.9	*	Amendment dated May 14, 1999 to Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.10	*	Veeco Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.11	*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.12	*	Amendment No. 2 dated January 22, 2009 to Veeco Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41
10.13	*	Form of Restricted Stock Agreement pursuant to the Veeco 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.14	*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.15	*	Veeco 2010 Stock Incentive Plan, effective May 14, 2010	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.1
10.16	*	Form of 2010 Stock Incentive Plan Stock Option Agreement	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.2
10.17	*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.3
10.18	*	Veeco Performance-Based Restricted Stock 2010	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.2
10.19	*	Veeco 2010 Management Bonus Plan dated January 22, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.2
10.20	*	Veeco 2010 Special Profit Sharing Plan dated February 15, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.3
10.21	*	Senior Executive Change in Control Policy effective as of September 12, 2008	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.3

Number		Exhibit	Incorporated by Reference to the Following Documents
10.22	*	Amendment No. 1 dated December 23, 2008 (effective September 12, 2008) to Veeco Senior Executive Change in Control Policy	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.37
10.23	*	Service Agreement effective July 24, 2008 between Veeco and Edward H. Braun	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Exhibit 10.1
10.24	*	Employment Agreement effective as of July 1, 2007 between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3
10.25	*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John R. Peeler	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.38
10.26	*	Second Amendment effective June 11, 2010 to Employment Agreement between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.1
10.27	*	Employment Agreement dated December 17, 2009 (effective January 18, 2010) between Veeco and David D. Glass	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.1
10.28	*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.29	*	Form of Amendment effective June 9, 2006 to Letter Agreements between Veeco and each of John P. Kiernan and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.30	*	Form of Amendment effective December 31, 2008 to Letter Agreements between Veeco and each of John P. Kiernan, Mark R. Munch and Robert P. Oates	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.40
10.31	*	Letter agreement effective as of June 19, 2009 between Veeco and John P. Kiernan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2
10.32	*	Letter Agreement dated October 31, 2005 between Veeco and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1
10.33	*	Amendment dated September 12, 2008 to Employment Agreement between Veeco and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.2
10.34	*	Employment Agreement dated as of April 1, 2003 between Veeco and John F. Rein, Jr.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.5
10.35	*	Amendment effective June 9, 2006 to Employment Agreement between Veeco and John F. Rein, Jr.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.2
10.36	*	Amendment dated as of September 12, 2008 to Employment Agreement between Veeco and John F. Rein, Jr.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.1

Number		Exhibit	Incorporated by Reference to the Following Documents
10.37	*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John F. Rein, Jr.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.39
10.38	*	Letter Agreement dated January 11, 2008 between Veeco and Mark R. Munch	Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.33
10.39	*	Letter Agreement dated September 23, 2010 between Veeco and Mark R. Munch	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Exhibit 10.1
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of Ernst & Young LLP.	Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2011.

VEECO INSTRUMENTS INC.
By:	/s/ JOHN R. PEELER John R. Peeler Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 23, 2011.

Signature	Title

/s/ EDWARD H. BRAUN Edward H. Braun	Director and Chairman
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director
/s/ JOEL A. ELFTMANN Joel A. Elftmann	Director
/s/ THOMAS GUTIERREZ Thomas Gutierrez	Director
/s/ GORDON HUNTER Gordon Hunter	Director
/s/ ROGER D. MCDANIEL Roger D. McDaniel	Director
/s/ JOHN R. PEELER John R. Peeler	Director and Chief Executive Officer (principal executive officer)
/s/ PETER J. SIMONE Peter J. Simone	Director
/s/ DAVID D. GLASS David D. Glass	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ JOHN P. KIERNAN John P. Kiernan	Senior Vice President, Finance and Corporate Controller (principal accounting officer)

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

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears under the heading "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Veeco Instruments Inc.
Plainview, NY
February 23, 2011

/s/ JOHN R. PEELER John R. Peeler Chief Executive Officer Veeco Instruments Inc. February 23, 2011
/s/ DAVID D. GLASS David D. Glass Executive Vice President and Chief Financial Officer Veeco Instruments Inc. February 23, 2011

 Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Veeco Instruments Inc.

        We have audited Veeco Instruments Inc. and Subsidiaries (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of the Company and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 23, 2011

 Report of Independent Registered Public Accounting Firm on Financial Statements

To the Shareholders and Board of Directors of Veeco Instruments Inc.

        We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule in the accompanying Index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 23, 2011

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$245,132	$148,500
Short-term investments	394,180	135,000
Restricted cash	76,115	—
Accounts receivable, less allowance for doubtful accounts of $512 in 2010 and $438 in 2009	150,528	67,546
Inventories	108,487	55,807
Prepaid expenses and other current assets	34,328	6,419
Assets of discontinued segment held for sale	—	40,058
Deferred income taxes	13,803	3,105

Total current assets	1,022,573	456,435
Property, plant and equipment at cost, net	42,320	44,707
Goodwill	52,003	52,003
Deferred income taxes	9,403	—
Intangible assets, net	16,893	21,770
Other assets	4,842	429
Assets of discontinued segment held for sale	—	30,028

Total assets	$1,148,034	$605,372

Liabilities and equity
Current liabilities:
Accounts payable	$32,220	$24,910
Accrued expenses and other current liabilities	183,010	99,823
Deferred profit	4,109	2,520
Income taxes payable	56,369	829
Liabilities of discontinued segment held for sale	5,359	10,824
Current portion of long-term debt	101,367	212

Total current liabilities	382,434	139,118
Deferred income taxes	—	5,039
Long-term debt	2,654	100,964
Other liabilities	434	1,192
Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 40,337,950 and 39,003,114 shares issued and outstanding in 2010 and 2009, respectively	409	382
Additional paid-in-capital	656,969	575,860
Retained earnings (accumulated deficit)	137,436	(224,324)
Accumulated other comprehensive income	5,796	7,141
Less: treasury stock, at cost; 1,118,600 shares in 2010	(38,098)	—

Total equity	762,512	359,059

Total liabilities and equity	$1,148,034	$605,372

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Net sales	$933,231	$282,412	$314,935
Cost of sales	489,406	171,177	191,664

Gross profit	443,825	111,235	123,271
Operating expenses (income):
Selling, general and administrative	91,777	62,151	60,542
Research and development	71,390	43,483	39,608
Amortization	4,876	5,168	8,864
Restructuring	(179)	4,837	9,424
Asset impairment	—	304	51,387
Other, net	(1,614)	24	(414)

Total operating expenses	166,250	115,967	169,411

Operating income (loss)	277,575	(4,732)	(46,140)
Interest expense	8,201	7,732	9,317
Interest income	(1,629)	(882)	(2,588)
Gain on extinguishment of debt	—	—	(3,758)

Income (loss) from continuing operations before income taxes	271,003	(11,582)	(49,111)
Income tax provision	10,472	2,647	1,722

Income (loss) from continuing operations	260,531	(14,229)	(50,833)
Discontinued operations:
Income (loss) from discontinued operations, before income taxes (includes gain on disposal of $156,290 in 2010)	155,455	(2,703)	(24,418)
Income tax provision (benefit)	54,226	(1,300)	170

Income (loss) from discontinued operations	101,229	(1,403)	(24,588)

Net income (loss)	361,760	(15,632)	(75,421)
Net loss attributable to noncontrolling interest	—	(65)	(230)

Net income (loss) attributable to Veeco	$361,760	$(15,567)	$(75,191)

Income (loss) per common share attributable to Veeco:
Basic:
Continuing operations	$6.60	$(0.44)	$(1.62)
Discontinued operations	2.56	(0.04)	(0.78)

Income (loss)	$9.16	$(0.48)	$(2.40)

Diluted:
Continuing operations	$6.13	$(0.44)	$(1.62)
Discontinued operations	2.38	(0.04)	(0.78)

Income (loss)	$8.51	$(0.48)	$(2.40)

Weighted average shares outstanding:
Basic	39,499	32,628	31,347
Diluted	42,514	32,628	31,347

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2010	2009	2008
Net income (loss)	$361,760	$(15,632)	$(75,421)
Other comprehensive income (loss), net of tax
Foreign currency translation	(1,322)	(58)	1,845
Unrealized gain on available-for-sale securities	97	—	—
Minimum pension liability	(120)	32	37

Comprehensive income (loss)	360,415	(15,658)	(73,539)
Comprehensive loss attributable to noncontrolling interest	—	(65)	(230)

Comprehensive income (loss) attributable to Veeco	$360,415	$(15,593)	$(73,309)

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

							Equity Attributable to
	Common Stock				Retained Earnings (Accumulated Deficit)
			Treasury Stock	Additional Paid-in Capital		Accumulated Other Comprehensive Income		Noncontrolling Interest
	Shares	Amount					Veeco		Total
Balance at January 1, 2008	31,823,890	$312	$—	$416,113	$(133,566)	$5,285	$288,144	$1,014	$289,158
Exercise of stock options	67,080	1	—	680	—	—	681	—	681
Equity-based compensation expense-continuing operations	—	—	—	9,668	—	—	9,668	—	9,668
Equity-based compensation expense-discontinued operations	—	—	—	858	—	—	858	—	858
Issuance, vesting and cancellation of restricted stock	296,629	3	—	(1,019)	—	—	(1,016)	—	(1,016)
Translation adjustments	—	—	—	—	—	1,845	1,845	—	1,845
Defined benefit pension plan	—	—	—	—	—	37	37	—	37
Net loss	—	—	—	—	(75,191)	—	(75,191)	(230)	(75,421)

Balance at December 31, 2008	32,187,599	316	—	426,300	(208,757)	7,167	225,026	784	225,810
Exercise of stock options	755,229	8	—	12,578	—	—	12,586	—	12,586
Equity-based compensation expense-continuing operations	—	—	—	7,547	—	—	7,547	—	7,547
Equity-based compensation expense-discontinued operations	—	—	—	990	—	—	990	—	990
Issuance, vesting and cancellation of restricted stock	310,286	—	—	(607)	—	—	(607)	—	(607)
Issuance of common stock	5,750,000	58	—	130,028	—	—	130,086	—	130,086
Translation adjustments	—	—	—	—	—	(58)	(58)	—	(58)
Defined benefit pension plan	—	—	—	—	—	32	32	—	32
Purchase of remaining 80.1% of noncontrolling interest	—	—	—	(976)	—	—	(976)	(719)	(1,695)
Net loss	—	—	—	—	(15,567)	—	(15,567)	(65)	(15,632)

Balance at December 31, 2009	39,003,114	382	—	575,860	(224,324)	7,141	359,059	—	359,059
Exercise of stock options	2,499,591	25	—	45,139	—	—	45,164	—	45,164
Equity-based compensation expense-continuing operations	—	—	—	9,648	—	—	9,648	—	9,648
Equity-based compensation expense-discontinued operations	—	—	—	7,672	—	—	7,672	—	7,672
Issuance, vesting and cancellation of restricted stock	(46,155)	2	—	(4,621)	—	—	(4,619)	—	(4,619)
Treasury stock	(1,118,600)	—	(38,098)	—	—	—	(38,098)	—	(38,098)
Excess tax benefits from stock option exercises	—	—	—	23,271	—	—	23,271	—	23,271
Translation adjustments	—	—	—	—	—	(1,322)	(1,322)	—	(1,322)
Defined benefit pension plan	—	—	—	—	—	(120)	(120)	—	(120)
Unrealized gain on short-term investments	—	—	—	—	—	97	97	—	97
Net income	—	—	—	—	361,760	—	361,760	—	361,760

Balance at December 31, 2010	40,337,950	$409	$(38,098)	$656,969	$137,436	$5,796	$762,512	$—	$762,512

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$361,760	$(15,632)	$(75,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,854	13,865	17,685
Amortization of debt discount	3,058	2,846	2,917
Non-cash equity-based compensation	9,648	7,547	9,668
Non-cash asset impairment	—	304	51,387
Non-cash inventory write-off	—	1,526	—
Non-cash restructuring	(179)	—	(105)
Net gain on early extinguishment of debt	—	—	(3,758)
Deferred income taxes	(25,141)	(414)	1,569
Gain on disposal of segment (see Note 3)	(156,290)	—	—
Excess tax benefits from stock option exercises	(23,271)	—	—
Other, net	1,034	44	(87)
Non-cash items from discontinued operations	10,025	8,805	33,070
Changes in operating assets and liabilities:
Accounts receivable	(83,160)	(28,379)	12,727
Inventories	(49,535)	10,322	3,683
Supplier deposits	(23,296)	117	(122)
Accounts payable	7,299	3,067	(6,110)
Accrued expenses, deferred profit and other current liabilities	85,500	51,582	(4,453)
Income taxes payable	78,894	1,482	(2,931)
Other, net	(9,491)	(2,904)	2,287
Discontinued operations	(5,495)	4,860	1,188

Net cash provided by operating activities	194,214	59,038	43,194
Investing activities
Capital expenditures	(10,724)	(7,460)	(11,126)
Payments for net assets of businesses acquired	—	(2,413)	(10,981)
Payments of earn-outs for businesses acquired	—	(9,839)	—
Transfers to restricted cash	(76,115)	—	—
Proceeds from the maturity of CDARS	213,641	—	—
Proceeds from sales of short-term investments	32,971	—	—
Payments for purchases of short-term investments	(506,103)	(135,000)	—
Proceeds from the sale of property, plant and equipment	13	834	103
Proceeds from disposal of segment, net of transaction fees (see Note 3)	225,188	—	—
Discontinued operations	(492)	(887)	(1,680)

Net cash used in investing activities	(121,621)	(154,765)	(23,684)
Financing activities
Proceeds from stock option exercises	45,164	12,586	681
Proceeds from issuance of common stock	—	130,086	—
Restricted stock tax withholdings	(4,619)	(607)	(1,019)
Excess tax benefits from stock option exercises	23,271	—	—
Purchases of treasury stock	(38,098)	—	—
Repayments of long-term debt	(213)	(196)	(32,659)

Net cash provided by (used in) financing activities	25,505	141,869	(32,997)
Effect of exchange rate changes on cash and cash equivalents	(1,466)	(163)	(867)

Net increase (decrease) in cash and cash equivalents	96,632	45,979	(14,354)
Cash and cash equivalents at beginning of year	148,500	102,521	116,875

Cash and cash equivalents at end of year	$245,132	$148,500	$102,521

Supplemental disclosure of cash flow information
Interest paid	$4,727	$4,935	$6,530
Income taxes paid	9,925	1,808	3,215
Non-cash investing and financing activities
Accrual of payment for net assets of businesses acquired	$—	$1,000	$—
Accrual of contingent earn-out payment to former shareholders of acquired company	—	—	9,644
Transfers from property, plant and equipment to inventory	3,913	1,159	404
Transfers from inventory to property, plant and equipment	850	23	385

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010

1.     Description of Business and Significant Accounting Policies

Business

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") designs, manufactures and markets equipment to develop and manufacture light emitting diodes ("LEDs"), solar panels, hard-disk drives and other devices. We have leading technology positions in our two segments: Light Emitting Diode ("LED") & Solar and Data Storage.

        In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition ("MOCVD") systems, molecular beam epitaxy ("MBE") systems, Copper, Indium, Gallium, Selenide ("CIGS") deposition systems and thermal deposition sources that we sell to manufacturers of high brightness LEDs ("HB LED") and solar panels, as well as to scientific research customers.

        In our Data Storage segment, we design and manufacture ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and dicing and slicing systems that we primarily used to create thin film magnetic heads ("TFMHs") that read and write data on hard disk drives.

        We support our customers through product development, manufacturing, sales and service sites in the U.S., Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Basis of Presentation

        We report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2010 interim quarter ends were March 28, June 27 and September 26. The 2009 interim quarter ends were March 29, June 28 and September 27. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, purchase accounting allocations, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, accruals for contingencies and equity-based payments, including forfeitures and liabilities for tax uncertainties. Actual results could differ from those estimates.

Principles of Consolidation

        The accompanying Consolidated Financial Statements include the accounts of Veeco and its subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Revenue Recognition

        We recognize revenue based on current accounting guidance provided by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board ("FASB"). Our revenue transactions include sales of products under multiple-element arrangements. Revenue under these arrangements is allocated to each element based upon its estimated fair market value.

        We consider a broad array of facts and circumstances when evaluating each of our sales arrangements in determining when to recognize revenue, including specific terms of the purchase order, contractual obligations to the customer, the complexity of the customer's post-delivery acceptance provisions, customer creditworthiness and the installation process. Management also considers the party responsible for installation, whether there are process specification requirements which need to be demonstrated before final sign off and payment, whether Veeco can replicate the field testing conditions and procedures in our factory and our past experience with demonstrating and installing a particular system. Sales arrangements are reviewed on a case-by-case basis; however, the Company's revenue recognition protocol for established systems is as described below.

        System revenue is generally recognized upon shipment or delivery provided title and risk of loss has passed to the customer, evidence of an arrangement exists, prices are contractually fixed or determinable, collectability is reasonably assured and there are no material uncertainties regarding customer acceptance. Revenue from installation services is recognized at the time acceptance is received from the customer. If the arrangement does not meet all the above criteria, the entire amount of the sales arrangement is deferred until the criteria have been met or all elements have been delivered to the customer or been completed.

        For those transactions on which we recognize systems revenue, either at the time of shipment or delivery, our sales and contractual arrangements with customers do not contain provisions for right of return or forfeiture, refund or other purchase price concessions. In the rare instances where such provisions are included, the Company defers all revenue until customer acceptance is achieved. In cases where products are sold with a retention of 10% to 20%, which is typically payable by the customer when installation and field acceptance provisions are completed, the customer has the right to withhold this payment until such provisions have been achieved. We defer the greater of the retention amount or the fair value of the installation on systems that we recognize revenue at the time of shipment or delivery.

        For new products, new applications of existing products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting agreed upon specifications at the customer site, revenue is deferred as deferred profit in the accompanying Consolidated Balance Sheets and fully recognized upon completion of installation and receipt of final customer acceptance.

        Our systems are principally sold to manufacturers in the HB-LED, the data storage and solar industries. Sales arrangements for these systems generally include customer acceptance criteria based upon Veeco and/or customer specifications. Prior to shipment a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning within agreed upon specifications. Such source inspection or test data replicates the acceptance testing that will be performed at the customer's site prior to final acceptance of the system. Customer acceptance provisions include reassembly and installation of the system at the customer site, which includes performing functional or mechanical test procedures (i.e. hardware checks, leak testing,

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

gas flow monitoring and quality control checks of the basic features of the product.) Additionally, a material demonstration process may be performed to validate the functionality of the product. Upon meeting the agreed upon specifications the customer approves final acceptance of the product.

        Veeco generally is required to install these products and demonstrate compliance with acceptance tests at the customer's facility. Such installations typically are not considered complex and the installation process is not deemed essential to the functionality of the equipment because it does not involve significant changes to the features or capabilities of the equipment or involve building complex interfaces or connections. We have a demonstrated history of completing such installations in a timely, consistent manner and can reliably estimate the costs of such. In such cases, the test environment at our facilities prior to shipment replicates the customer's environment. While there are others in the industry with sufficient knowledge about the installation process for our systems as a practical matter, most customers engage the Company to perform the installation services.

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investments with maturities of three months or less when purchased. Such items may include cash in operating bank accounts, liquid money market accounts, treasury bills, commercial paper, Federal Deposit Insurance Corporation ("FDIC") insured corporate bonds and certificates of deposit placed through an account registry service ("CDARS") with maturities of three months or less when purchased. CDARS, commercial paper and treasury bills classified as cash equivalents are carried at cost, which approximates fair market value.

Short-Term Investments

        We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include FDIC insured corporate bonds, treasury bills, commercial paper and CDARS with maturities of greater than three months when purchased in principal amounts that, when aggregated with interest to accrue over the term, will not exceed FDIC limits. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in equity. Net realized gains and losses are included in net income (loss) attributable to Veeco.

Concentration of Credit Risk

        Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable, short-term investments and cash and cash equivalents. We perform ongoing credit evaluations of our customers and, where appropriate, require that letters of credit be provided on certain foreign sales arrangements. We maintain allowances for potential credit losses and make

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

investments with strong, higher credit quality issuers and continuously monitor the amount of credit exposure to any one issuer.

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including raw materials, work in process, finished goods, and spare parts and other service inventory. Obsolete or slow-moving inventory, based upon historical usage or inventory in excess of management's estimated usage for the next 12 months' requirements is written down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

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

        Pursuant to the aforementioned guidance we are required to determine if it is appropriate to use the operating segment, as defined under guidance for segment reporting, as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met. We have identified two reporting units that are required to be reviewed for impairment. The reporting units are Data Storage and LED & Solar. In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

        We perform this impairment test by first comparing the fair value of our reporting units to their respective carrying amount. When determining the estimated fair value of a reporting unit, we utilize a discounted future cash flow approach since reported quoted market prices are not available for our reporting units. Developing the estimate of the discounted future cash flow requires significant judgment and projections of future financial performance. The key assumptions used in developing the discounted future cash flows are the projection of future revenues and expenses, working capital requirements, residual growth rates and the weighted average cost of capital. In developing our financial projections, we consider historical data, current internal estimates and market growth trends. Changes to any of these assumptions could materially change the fair value of the reporting unit. We reconcile the aggregate fair value of our reporting units to our adjusted market capitalization as a supporting calculation. The adjusted market capitalization is calculated by multiplying the average share price of our common stock for the last ten trading days prior to the measurement date by the number of outstanding common shares and adding a control premium.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        If the carrying value of the reporting units exceed the fair value we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any.

Definite-Lived Intangible and Long-Lived Assets

        Intangible assets consist of purchased technology, customer-related intangible assets, patents, trademarks, covenants not-to-compete, software licenses and deferred financing costs. Purchased technology consists of the core proprietary manufacturing technologies associated with the products and offerings obtained through acquisition and are initially recorded at fair value. Customer-related intangible assets, patents, trademarks and covenants not-to-compete are initially recorded at fair value and software licenses and deferred financing costs are initially recorded at cost. Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives for periods ranging from 2 years to 17 years.

        Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

        Long-lived assets, such as property, plant, and equipment and intangible assets with definite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flow expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Cost Method of Accounting for Investments

        Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such investee companies is not included in the Consolidated Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

Fair Value of Financial Instruments

        We believe the carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, reflected in the consolidated financial statements approximate fair value due to their short-term maturities. The fair value of our debt, including current maturities, is estimated using a discounted cash flow analysis, based on the estimated current incremental borrowing rates for similar types of securities or based on market value for our publicly traded debt (see Note 7).

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

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

        The aggregate foreign currency exchange gain (loss) included in determining consolidated results of operations was approximately $1.3 million, $(0.7) million and $(0.1) million in 2010, 2009 and 2008, respectively. Included in the aggregate foreign currency exchange gain (loss) were gains (losses) relating to forward contracts of $0.1 million, $0.2 million and ($0.4) million in 2010, 2009 and 2008, respectively. These amounts were recognized and are included in other, net in the accompanying Consolidated Statements of Operations.

        As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2011. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2010. Monthly forward contracts with a notional amount of $18.5 million, entered into in December 2010 for January 2011, will be settled in January 2011.

        The weighted average notional amount of derivative contracts outstanding during the year ended December 31, 2010 was approximately $6.2 million.

Translation of Foreign Currencies

        Certain of our international subsidiaries operate primarily using local functional currencies. Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the respective periods. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded as a separate component of equity in accumulated other comprehensive income. Any foreign currency gains or losses related to transactions are included in operating results.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Accumulated Other Comprehensive Income

        Our accumulated other comprehensive income of $5.8 million and $7.1 million at December 31, 2010 and 2009, respectively, consists primarily of foreign currency translation adjustments.

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

Income Taxes

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Advertising Expense

        The cost of advertising is expensed as of the first showing of each advertisement. We incurred $1.5 million, $0.7 million and $1.3 million in advertising expenses during 2010, 2009 and 2008, respectively.

Shipping and Handling Costs

        Shipping and handling costs are costs that are incurred to move, package and prepare our products for shipment and then to move the products to the customer's designated location. These costs are generally comprised of payments to third-party shippers. Shipping and handling costs are included in cost of sales in our Consolidated Statements of Operations.

Equity-Based Compensation

        Equity-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to risk-free interest rate, dividend yield, expected stock-price volatility and expected option term.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Recent Accounting Pronouncements

        Business Combinations:    In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

        Intangibles—Goodwill and Other:    In December 2010, the FASB issued amended guidance related to Intangibles—Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

        Subsequent Events:    The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        Fair Value Measurements:    In January 2010, the FASB issued amended guidance for Fair Value Measurements and Disclosures. This update requires some new disclosures and clarifies existing disclosure requirements about fair value measurement. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, this update requires that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of existing disclosures. For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update was adopted on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2.     Income (Loss) Per Common Share Attributable to Veeco

        The following table sets forth basic and diluted net income (loss) per common share and the weighted average shares outstanding and diluted weighted average shares outstanding (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008
Net income (loss)	$361,760	$(15,632)	$(75,421)
Net loss attributable to noncontrolling interest	—	(65)	(230)

Net income (loss) attributable to Veeco	$361,760	$(15,567)	$(75,191)

Income (loss) per common share attributable to Veeco:
Basic	$9.16	$(0.48)	$(2.40)

Diluted	$8.51	$(0.48)	$(2.40)

Basic weighted average shares outstanding	39,499	32,628	31,347
Dilutive effect of stock options, restricted stock awards and units and convertible debt	3,015	—	—

Diluted weighted average shares outstanding	42,514	32,628	31,347

        Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 761,000 and 170,000 common equivalent shares for the years ended December 31, 2009 and 2008, respectively, were excluded from the diluted weighted average shares outstanding due to the net losses sustained for these periods. No shares were excluded from the computation of diluted weighted average shares outstanding for the year ended December 31, 2010.

        At January 1, 2008 we had unsecured convertible subordinated notes of $25.2 million having a conversion price of $38.51 per share (the "Old Notes") which was due and subsequently paid in December 2008. For the year ended December 31, 2008, the assumed conversion of the Old Notes was 0.5 million common equivalent shares. Due to the net loss reported for the period, the convertible shares are anti-dilutive and, therefore, are not included in the diluted weighted average shares outstanding for the year ended December 31, 2008.

        At January 1, 2008 we had new unsecured convertible subordinated notes of $117.8 million having a conversion price of $27.23 per share (the "New Notes") of which $12.2 million was repurchased in the fourth quarter of 2008. The New Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the New Notes in cash. Under the terms of the New Notes, we may pay the principal amount of converted New Notes in cash or in shares of common stock. We have indicated that we intend to pay such amounts in cash. Using the treasury stock method, the impact of the assumed conversion of the New Notes had a dilutive affect of 1.2 million shares for the year ended December 31, 2010 and was anti-dilutive for the years ended December 31, 2009 and 2008, as the

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

average stock price was below the conversion price of $27.23 for the period. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. The maximum number of shares that can be issued upon conversion of the New Notes were 5.4 million common equivalent shares for the years ended December 31, 2010, 2009 and 2008 (see Note 7).

3.     Discontinued Operations

        On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker Corporation ("Bruker") comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology's operating results are accounted for as discontinued operations in determining the consolidated results of operations and the related assets and liabilities are classified as held for sale on our Consolidated Balance Sheet for all periods presented. The sales transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds is held in escrow and is restricted from use for one year from the closing date of the transaction to secure certain specified losses arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. As part of the sale we incurred transaction costs, which consisted of investment bank fees and legal fees, totaling $5.2 million. The Company recognized a pre-tax gain on disposal of $156.3 million and a pre-tax deferred gain of $5.4 million related to the assets in China.

        The following is a summary of the net assets sold as of the closing date on October 7, 2010 (in thousands):

October 7, 2010
Assets
Accounts receivable, net	$21,866
Inventories	26,431
Property, plant and equipment at cost, net	13,408
Goodwill	7,419
Other assets	5,485

Assets of discontinued segment held for sale	$74,609

Liabilities
Accounts payable	$7,616
Accrued expenses and other current liabilities	5,284

Liabilities of discontinued segment held for sale	$12,900

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        Summary information related to discontinued operations is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Net sales	$92,011	$97,737	$127,874
Cost of sales	47,822	57,410	74,551

Gross profit	44,189	40,327	53,323
Total operating expenses	45,024	43,030	77,741

Operating loss	$(835)	$(2,703)	$(24,418)

Net income (loss) from discontinued operations, net of tax	$101,229	$(1,403)	$24,588

	December 31,
	2010	2009
Assets
Cash	$—	$89
Accounts receivable, net	—	16,812
Inventories	—	21,757
Property, plant and equipment at cost, net	—	14,682
Goodwill	—	7,419
Other assets	—	9,327

Assets of discontinued segment held for sale	$—	$70,086

Liabilities
Accounts payable	$—	$4,202
Accrued expenses and other current liabilities	5,359	6,622

Liabilities of discontinued segment held for sale	$5,359	$10,824

4.     Fair Value Measurements

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

December 31, 2010

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

        The major categories of assets and liabilities measured on a recurring basis, at fair value, as of December 31, 2010 and 2009 are as follows (in millions):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Treasury bills	$136.2	$79.5	$—	$215.7
FDIC insured corporate bonds	129.4	—	—	129.4
Commercial paper	128.6	62.8	—	191.4
Money market instruments	—	0.6	—	0.6
Derivative instrument	—	0.3	—	0.3

Total	$394.2	$143.2	$—	$537.4

	December 31, 2009
	Level 1	Level 2	Level 3	Total
CDAR's	$—	$180.0	$—	$180.0
Derivative instrument	—	0.2	—	0.2

Total	$—	$180.2	$—	$180.2

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

        The major categories of assets and liabilities measured on a nonrecurring basis, at fair value, as of December 31, 2010 and 2009 are as follows (in millions):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Property, plant and equipment, net	$—	$—	$42.3	$42.3
Goodwill	—	—	52.0	52.0
Intangible assets, net	—	—	16.9	16.9
Restructuring liability	—	—	(1.0)	(1.0)

Total	$—	$—	$110.2	$110.2

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Property, plant and equipment, net	$—	$—	$44.7	$44.7
Goodwill	—	—	52.0	52.0
Intangible assets, net	—	—	21.8	21.8
Asset retirement obligation	—	—	(0.2)	(0.2)
Restructuring liability	—	—	(2.4)	(2.4)

Total	$—	$—	$115.9	$115.9

5.     Business Combinations

Mill Lane Engineering Co., Inc.

        On May 22, 2008, we acquired Mill Lane Engineering Co., Inc. ("Mill Lane"), a privately held manufacturer of web coating systems for flexible solar panels, for a purchase price of $11.0 million, net of cash acquired, plus potential future earn-out payments of up to $19.0 million (representing additional purchase price) contingent upon the future achievement of certain operating performance criteria. Fees related to the acquisition were $0.7 million. Mill Lane is based in Lowell, Massachusetts and at the time of acquisition had approximately 20 employees. The financial results of Mill Lane are included in our LED & Solar segment (see Note 11) as of the acquisition date. We have determined that this acquisition does not constitute a material business combination and therefore are not including pro forma financial statements in this report.

        As of December 31, 2008, we had accrued $9.6 million for our earn-out obligation due to the former owners of Mill Lane resulting from the achievement of certain operating performance criteria earned through the end of the fourth quarter of 2008. Payment of this earn-out obligation was made in the first quarter of 2009. As of December 31, 2010, no earn-out obligations remain under this purchase arrangement.

6.     Balance Sheet Information

Short-term Investments

        Available-for-sale securities consist of the following (in thousands):

	December 31, 2010
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Commercial paper	$128,527	$61	$—	$128,588
FDIC insured corporate bonds	129,353	24	—	129,377
Treasury bills	136,203	12	—	136,215

Total available-for-sale securities	$394,083	$97	$—	$394,180

        During the year ended December 31, 2010, available-for-sale securities were sold for total proceeds of $246.6 million. The gross realized gains on these sales were minimal for the year ended December 31, 2010. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. The net unrealized holding gain on available-for-sale securities amounted to

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

$0.1 million for the year ended December 31, 2010, and has been included in accumulated other comprehensive income.

        Contractual maturities of available-for-sale debt securities at December 31, 2010, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$216,244
Due in 1-2 years	177,936

Total investments in debt securities	$394,180

        Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

        As of December 31, 2010, restricted cash consists of $22.9 million that relates to the proceeds received from the sale of our Metrology segment. This cash is held in escrow and is restricted from use for one year from the closing date of the transaction (see Note 3). Additionally, restricted cash also consists of $53.2 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Inventories

	December 31,
	2010	2009
Raw materials	$49,953	$34,214
Work in process	33,181	17,908
Finished goods	25,353	3,685

	$108,487	$55,807

Property, Plant and Equipment

	December 31,
			Estimated Useful Lives
	2010	2009
Land	$7,274	$7,274
Buildings and improvements	30,731	30,707	10-40 years
Machinery and equipment	73,173	71,358	3-10 years
Leasehold improvements	2,276	3,548	3-7 years

Gross property, plant, and equipment at cost	113,454	112,887
Less accumulated depreciation and amortization	71,134	68,180

Net property, plant, and equipment at cost	$42,320	$44,707

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        For the years ended December 31, 2010, 2009 and 2008, depreciation expense was $8.0 million, $8.7 million and $8.8 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets

        In accordance with the relevant accounting guidance related to goodwill and other intangible assets, we conducted our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarters of 2010 and 2009, using October 1st as our measurement date, and utilizing a discounted future cash flow approach as described in Note 1. This was consistent with the approach used in previous years. Based upon the results of such assessments, we determined that no goodwill and indefinite-lived intangible asset impairment existed in any of its reporting units, as of October 1, 2010 and 2009, respectively.

        Changes in our goodwill are as follows (in thousands):

	Year ended December 31,
	2010	2009
Balance as of January 1	$52,003	$51,741
Acquisition	—	262

Balance as of December 31	$52,003	$52,003

        As of December 31, 2010 and 2009, we had $2.9 million of indefinite-lived intangible assets consisting of trademarks and tradenames, which are included in the accompanying Consolidated Balance Sheets in the caption intangible assets, net.

Intangible Assets

	December 31, 2010			December 31, 2009
	Purchased technology	Other intangible assets	Total intangible assets	Purchased technology	Other intangible assets	Total intangible assets
Gross intangible assets	$98,473	$22,734	$121,207	$98,473	$22,734	$121,207
Less accumulated amortization	(86,376)	(17,938)	(104,314)	(83,352)	(16,085)	(99,437)

Intangible assets, net	$12,097	$4,796	$16,893	$15,121	$6,649	$21,770

        The estimated aggregate amortization expense for intangible assets with definite useful lives for each of the next five fiscal years is as follows (in thousands):

2011	$4,054
2012	3,154
2013	1,796
2014	1,433
2015	1,334

        In accordance with the relevant accounting guidance related to the impairment or disposal of long-lived assets, we performed an analysis as of December 31, 2010 and 2009 of our definite-lived intangible and long-lived assets. No impairment existed in any of our reporting units.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Accrued Expenses

	December 31,
	2010	2009
Payroll and related benefits	$27,374	$20,245
Sales, use, income and other taxes	4,914	3,287
Customer deposits and advanced billings	129,225	59,758
Warranty	9,238	6,675
Restructuring liability	714	2,451
Other	11,545	7,407

	$183,010	$99,823

Accrued Warranty

        We estimate the costs that may be incurred under the warranty we provide for our products and recognize a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect our warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. Changes in our warranty liability during the year are as follows:

	Year ended December 31,
	2010	2009
Balance as of the beginning of year	$6,675	$5,533
Warranties issued during the year	9,695	4,777
Settlements made during the year	(7,132)	(3,635)

Balance as of the end of year	$9,238	$6,675

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

7. Debt

Long-term Debt

        Long-term debt is summarized as follows (in thousands):

	December 31,
	2010	2009
Convertible subordinated debt	$101,138	$98,081
Mortgage notes payable	2,883	3,095

	104,021	101,176
Less current portion	101,367	212

	$2,654	$100,964

Convertible Subordinated Debt

        At January 1, 2008 we had new unsecured convertible subordinated notes of $117.8 million having a conversion price of $27.23 per share (the "Notes") of which $12.2 million was repurchased in the fourth quarter of 2008. The Notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the Notes in cash. Under the terms of the Notes, we may pay the principal amount of converted Notes in cash or in shares of common stock. We have indicated that we intend to pay such amounts in cash. Using the treasury stock method, the impact of the assumed conversion of the Notes had a dilutive affect of 1.2 million shares for the year ended December 31, 2010 and was anti-dilutive for the years ended December 31, 2009 and 2008, as the average stock price was below the conversion price of $27.23 for the period. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. The maximum number of shares that can be issued upon conversion of the Notes were 5.4 million common equivalent shares for the years ended December 31, 2010, 2009 and 2008.

        The Notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for our common stock on April 16, 2007). On or after April 20, 2011, we may redeem the Notes, in whole or in part, for cash at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. Holders may convert the Notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to or above 130% of the conversion price for at least 20 trading days during the final 30 trading days of the immediately preceding fiscal quarter. At the end of the fourth quarter of 2010, our common stock was trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the Notes are convertible during the first quarter of 2011. If the Notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011. Accordingly, the balance of the convertible notes at December 31, 2010 has been classified as current in our Consolidated Balance Sheet. On February 14, 2011, at the option of the holder, $7.5 million of notes were tendered for conversion at a price of $45.95 per share

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

in a net share settlement. As a result, we paid the principal amount of $7.5 million in cash and issued 111,318 shares of our common stock. Accordingly, in the first quarter of 2011 we will take a charge for the related unamortized debt discount totaling $0.3 million. We pay interest on these notes on April 15 and October 15 of each year. The Notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

        During the fourth quarter of 2008, we repurchased $12.2 million aggregate of the Notes for $7.2 million in cash, of which $7.1 million related to principal and $0.1 million related to accrued interest, reducing the amount outstanding from $117.8 million to $105.6 million. A gross gain of approximately $5.1 million was recorded on these repurchases offset by the write-off of approximately $0.1 million of unamortized deferred financing costs associated with the Notes, for a net gain of approximately $5.0 million. Such net gain was reduced to $3.8 million upon the application of accounting guidance (see below), which required that the gain be calculated based on the fair value of the portion repurchased as of the repurchase date. The fair value approximated the carrying value net of the unamortized discount on the portion repurchased. The difference of approximately $1.2 million between the fair value and the amount paid was recorded as a reduction in the gain originally reported, which increased the accumulated deficit as of December 31, 2008 by that amount.

        As of January 1, 2009, we implemented accounting guidance related to our convertible debt and have applied it retrospectively to all periods presented, as required. This guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as interest expense. The notes are subject to such accounting guidance since they may be settled in cash upon conversion. Thus, as a result of the adoption of this accounting guidance, we reclassified approximately $16.3 million from long-term debt to additional paid-in capital effective as of the date of issuance of the Notes. This reclassification created a $16.3 million discount on the debt that will be amortized over the remaining life of the Notes, which will be through April 15, 2012. The reclassification generated a $6.7 million deferred tax liability, which we offset with a corresponding decrease of the valuation allowance by the same amount. Prior periods are presented as if the new guidance was in effect as of the date of issuance. Thus, we have presented all financial data for prior periods in this report as if we had reclassified the $16.3 million and began amortizing the resultant debt discount in April 2007. The retrospective application of the new guidance described above to the results for the year ended December 31, 2008 increased the net loss attributable to Veeco from ($71.1) million to ($75.2) million and increased the loss per share attributable to Veeco from ($2.27) to ($2.40).

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

        For the years ended December 31, 2010, 2009 and 2008, we recorded approximately $3.1 million, $2.8 million and $2.9 million, respectively, additional interest expense in each period resulting from the amortization of the debt discount. This additional interest expense did not require the use of cash.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        The components of interest expense recorded on the Notes for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Contractual interest	$4,355	$4,356	$4,801
Amortization of the discount on the Notes	3,057	2,846	2,917

Total interest expense on the Notes	$7,412	$7,202	$7,718

Effective interest rate	7.0%	6.8%	6.7%

        The carrying amounts of the liability and equity components of the Notes as of December 31, 2010 and 2009 were as follows (in thousands):

	Year ended December 31,
	2010	2009
Carrying amount of the equity component	$16,318	$16,318

Principal balance of the liability component	$105,574	$105,574
Less: unamortized discount	4,436	7,493

Net carrying value of the liability component	$101,138	$98,081

        At December 31, 2010 and 2009, $105.6 million of the Notes were outstanding with fair values of approximately $164.1 million and $144.6 million, respectively.

Mortgage Notes Payable

        Long-term debt as of December 31, 2010, also includes a mortgage note payable, which is secured by certain land and buildings with carrying amounts aggregating approximately $5.1 million and $5.2 million as of December 31, 2010 and December 31, 2009, respectively. The mortgage note payable ($2.9 million as of December 31, 2010 and $3.1 million as of December 31, 2009) bears interest at an annual rate of 7.91%, with the final payment due on January 1, 2020. The fair market value of this note as of December 31, 2010 and 2009 was approximately $3.1 million and $3.3 million, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Maturity of Long-term Debt

        Long-term debt matures as follows (in thousands):

2011	$105,803
2012	248
2013	268
2014	290
2015	314
Thereafter	1,534

	108,457
Less current portion	105,803	*

	$2,654

*
Difference of $4,436 from $101,367 in the Consolidated Balance Sheet is due to the unamortized debt discount.

8. Equity Compensation Plans and Equity

  Stock Option and Restricted Stock Plans

        We have several stock option and restricted stock plans. On April 1, 2010, the Board of Directors of the Company, and on May 14, 2010, our shareholders, approved the 2010 Stock Incentive Plan (the "2010 Plan"). The 2010 Plan replaced the 2000 Stock Incentive Plan, as amended (the "2000 Plan"), as the Company's active stock plan. The Company's employees, directors and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including both non-qualified and incentive stock options, share appreciation rights, restricted shares, restricted share units and dividend equivalent rights. The Company is authorized to issue up to 3,500,000 shares under the 2010 Plan. Option awards are generally granted with an exercise price equal to the closing price of the Company's stock on the trading day prior to the date of grant; those option awards generally vest over a 3 year period and have a 7 or 10-year term. Restricted share awards generally vest over 4-5 years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Plan. As of December 31, 2010, there are 625,531 options outstanding under this plan.

        The 2000 Plan was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of stock awards, either in the form of options to purchase shares of our common stock or restricted stock awards. Stock awards granted pursuant to the 2000 Plan expire after seven years and generally vest over a two-year to five-year period following the grant date. In addition, the 2000 Plan provides for automatic annual grants of restricted stock to each member of our Board of Directors who is not an employee. As of December 31, 2010, there are 1,933,623 options outstanding under this plan.

        The Veeco Instruments Inc. Amended and Restated 1992 Employees' Stock Option Plan (the "1992 Plan") provided for the grant to officers and key employees of stock options to purchase shares of our common stock. Stock options granted pursuant to the 1992 Plan became exercisable over a three-year period following the grant date and expire after ten years. As of December 31, 2010, there are 1,200 stock options outstanding under this plan.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        In addition to the plans described above, we assumed certain stock option plans and agreements relating to the merger in September 2001 with Applied Epi, Inc. ("Applied Epi"). These stock option plans do not have options available for future grants. Options granted under these plans expire after ten years from the date of grant. Options granted under two of these plans vested over three years and options granted under one of these plans vested immediately. As of December 31, 2010, there are 9,272 options outstanding under the various Applied Epi plans.

Equity-Based Compensation, Stock Option and Restricted Stock Activity

        Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The following compensation expense was included as part of continuing operations in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
	2010	2009	2008
Equity-based compensation expense	$9,648	$7,547	$9,668

        As a result of the sale of our Metrology segment to Bruker, equity-based compensation expense related to Metrology employees has been classified as discontinued operations in determining the consolidated results of operations for the years ended December 31, 2010, 2009 and 2008. For the year ended December 31, 2010, discontinued operations included compensation expense of $7.7 million that related to the acceleration of equity awards from employees that were terminated as a result of the sale of our Metrology segment to Bruker. For the year ended December 31, 2009, total equity-based compensation expense included a charge of $0.7 million for the acceleration of equity awards associated with the retirement of our former CFO. For the year ended December 31, 2008, total equity-based compensation expense included a charge of $3.0 million for the acceleration of equity awards associated with a mutually agreed-upon termination of the employment agreement with our former CEO (who currently remains as Chairman of the Board of Directors) following the successful completion of the CEO transition.

        As of December 31, 2010, the total unrecognized compensation cost related to nonvested stock awards and option awards expected to vest is $9.0 million and $14.9 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.6 years and 2.1 years for the nonvested stock awards and for option awards, respectively.

        The fair value of each option granted during the years ended December 31, 2010, 2009 and 2008, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2010	2009	2008
Weighted-average expected stock-price volatility	62%	65%	49%
Weighted-average expected option life	5 years	4 years	3 years
Average risk-free interest rate	1.92%	1.79%	3.14%
Average dividend yield	0%	0%	0%

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        A summary of our restricted stock awards including restricted stock units as of December 31, 2010, is presented below:

	Shares (000's)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2009	892	$12.97
Granted	186	34.97
Vested(1)	(365)	12.78
Forfeited (including cancelled awards)(2)	(97)	17.15

Nonvested at December 31, 2010	616	$19.06

(1)
Includes the effect of approximately 43,383 shares whose vesting was accelerated as a result of the sale of our Metrology business.

(2)
Includes the effect of approximately 73,282 shares forfeited as a result of the sale of our Metrology business.

        During the year ended December 31, 2010, we granted 130,665 shares of restricted common stock and 40,200 restricted stock units to key employees, which vest over three or four year periods. Included in this grant were 14,518 shares of restricted common stock granted to the non-employee members of the Board of Directors throughout the year in May, June and December 2010, which vest over the lesser of one year or at the time of the next annual meeting. The vested shares include the impact of 121,230 shares of restricted stock which were cancelled in 2010 due to employees electing to receive fewer shares in lieu of paying withholding taxes. The total grant date fair value of shares that vested during 2010 was $13.6 million.

        A summary of our stock option plans as of and for the year ended December 31, 2010, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2009	4,506	$16.35
Granted	721	35.19
Exercised	(2,500)	18.07
Forfeited (including cancelled options)	(158)	20.47

Outstanding at December 31, 2010	2,569	$19.71	$59,807	5.9

Options exercisable at December 31, 2010	778	$16.36	$20,793	3.9

        The weighted-average grant date fair value of stock options granted for the years ended December 31, 2010, 2009 and 2008 was $18.41, $5.35, and $5.26, respectively, per option. The total

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $53.1 million, $7.3 million and $0.4 million, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010 (000s)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2010 (000s)	Weighted- Average Exercise Price
$0.27-8.82	491	5.4	$8.79	122	$8.69
9.69-15.08	656	5.3	12.51	173	12.72
15.29-23.55	713	3.8	18.46	457	18.83
23.81-36.00	594	9.0	33.71	18	24.97
39.85-54.35	115	9.3	42.91	8	54.35

	2,569	5.9	$19.71	778	$16.36

Shares Reserved for Future Issuance

        As of December 31, 2010, we have reserved the following shares for future issuance related to:

Issuance upon exercise of stock options and grants of restricted stock	5,280,841
Issuance upon conversion of subordinated debt	5,350,934

Total shares reserved	10,631,775

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

Treasury Stock

        On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock until August 26, 2011. Repurchases are expected to be made from time to time on the open market in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions, SEC regulations, and other factors. The repurchases will be funded using the Company's available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company's discretion. During 2010, we purchased 1,118,600 shares for $38.1 million (including transaction costs) under the program at an average cost of $34.06 per share. This stock repurchase is included as treasury stock in the Consolidated Balance Sheet.

9. Income Taxes

        Our income (loss) from continuing operations before income taxes in the accompanying Consolidated Statements of Operations consists of (in thousands):

	Year ended December 31,
	2010	2009	2008
Domestic	$242,305	$(15,789)	$(59,777)
Foreign	28,698	4,207	10,666

	$271,003	$(11,582)	$(49,111)

        Significant components of the provision for income taxes from continuing operations are presented below (in thousands):

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$34,097	$(344)	$(360)
Foreign	7,720	1,879	1,019
State and local	4,720	799	192

Total current provision for income taxes	46,537	2,334	851
Deferred:
Federal	(32,033)	1,015	437
Foreign	239	(273)	359
State and local	(4,271)	(429)	75

Total deferred (benefit) provision for income taxes	(36,065)	313	871

Total provision for income taxes	$10,472	$2,647	$1,722

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        The following is a reconciliation of the income tax provision (benefit) computed using the Federal statutory rate to our actual income tax provision (in thousands):

	Year ended December 31,
	2010	2009	2008
Income tax provision (benefit) at U.S. statutory rates	$94,851	$(4,053)	$(17,189)
State income tax expense (benefit) (net of federal impact)	5,746	188	(1,135)
Goodwill impairment	—	—	7,985
Nondeductible expenses	333	145	158
Noncontrolling interest	—	28	495
Equity compensation	—	1,678	2,519
Domestic production activities deduction	(5,779)	—	—
Nondeductible compensation	2,840	826	1,473
Research and development tax credit	(1,823)	(1,855)	(1,031)
Net change in valuation allowance	(83,079)	5,198	10,955
Change in accrual for unrecognized tax benefits	(1,076)	(4,114)	—
Foreign tax rate differential	(5,280)	5,450	(1,419)
Other	3,739	(844)	(1,089)

	$10,472	$2,647	$1,722

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Inventory valuation	$8,999	$13,261
Domestic net operating loss carry forwards	1,219	39,312
Tax credit carry forwards	9,961	24,216
Foreign net operating loss carry forwards	147	834
Purchased intangible assets	—	6,662
Warranty and installation accruals	2,742	2,432
Equity compensation	3,655	4,659
Other accruals	2,063	1,654
Depreciation	1,325	1,815
Other	1,890	3,235

Total deferred tax assets	32,001	98,080
Valuation allowance	(1,644)	(84,723)

Net deferred tax assets	30,357	13,357
Deferred tax liabilities:
Purchased intangible assets	4,854	8,439
DISC termination	—	201
Convertible debt discount	1,663	3,072
Undistributed earnings	370	3,292
Other	264	287

Total deferred tax liabilities	7,151	15,291

Net deferred taxes	$23,206	$(1,934)

        A provision has not been made at December 31, 2010 for U.S. or additional foreign withholding taxes on approximately $39.0 million of undistributed earnings of our foreign subsidiaries because it is the present intention of management to permanently reinvest the undistributed earnings of our foreign subsidiaries in China, Korea, Japan, Malaysia, Singapore, and Taiwan. As it is our intention to reinvest those earnings permanently, it is not practicable to estimate the amount of tax that might be payable if they were remitted. We have provided deferred income taxes and future withholding taxes on the earnings that we anticipate will be remitted.

        We have approximately $9.2 million of foreign tax credit carry forwards which expire at various times between 2016 and 2019.

        Based on current operating results, we reversed approximately $83.1 million of the valuation allowance as our net deferred tax assets became realizable on a more-likely-than-not basis. Our remaining valuation allowance of approximately $1.6 million relates primarily to state and local tax attributes for which we could not conclude were realizable on a more-likely-than-not basis.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009
Beginning balance as of December 31	$1,357	$694
Additions for tax positions related to current year	1,227	725
Reductions for tax positions relating to current year	—	—
Additions for tax positions relating to prior years	1,736	—
Reductions for tax positions relating to prior years	(478)	(62)
Reductions due to the lapse of the applicable statute of limitations	(17)	—
Settlements	(165)	—

Ending balance as of December 31	$3,660	$1,357

        Of the amounts reflected in the table above at December 31, 2010, the entire amount if recognized would reduce our effective tax rate. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to unrecognized tax benefits was approximately $0.3 million and $0.5 million as of December 31, 2010 and 2009, respectively.

        We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. All material federal income tax matters have been concluded for years through 2006 subject to subsequent utilization of net operating losses generated in such years. All material state and local income tax matters have been concluded for years through 2006. The majority of our foreign jurisdictions have been reviewed through 2008 with only a few jurisdictions having open tax years between 2005 and 2008. None of our federal tax returns are currently under examination.

10. Commitments and Contingencies and Other Matters

Restructuring and Other Charges

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

        In conjunction with these activities, we recognized restructuring (credits) charges of approximately $(0.2) million, $4.8 million and $9.4 million during the years ended December 31, 2010, 2009 and 2008, respectively, and an inventory write-off of $1.5 million, included in cost of sales in the accompanying Consolidated Statement of Operations, related to discontinued data storage products during the year

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

ended December 31, 2009. Restructuring expense for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Personnel severance and related costs	$—	$3,467	$2,614
Lease-related and other (credits) costs	(179)	1,370	3,873
Modification of stock awards	—	—	3,018

	$(179)	$4,837	$9,505
Less adjustment of 2007 restructuring liability	—	—	(81)

	$(179)	$4,837	$9,424

Personnel Severance Costs

        During 2009, we recorded $3.5 million in personnel severance and related costs resulting from a headcount reduction of 164 employees. This reduction in workforce included executives, management, administration, sales and service personnel and manufacturing employees' companywide.

        During 2008, we recorded a $3.7 million restructuring charge related to a mutually agreed-upon termination of the employment agreement with our former CEO (who currently remains as Chairman of the Board of Directors) following the successful completion of the CEO transition, which included a charge of $3.0 million for the acceleration of stock-based compensation expense and $0.7 million related to salary and other related compensation, as specified in the employment agreement. The modification of the stock awards was recorded as an increase to additional paid-in capital. In addition, we eliminated approximately 49 employees during 2008 resulting in personnel severance costs of approximately $1.9 million, primarily in connection with increased outsourcing in our LED & Solar and Data Storage segments and realignment of the sales and service organization. This reduction in workforce included executives, management, administration and manufacturing employees' companywide.

Lease-related and Other Costs

        During 2010, we had a change in estimate relating to one of our leased Data Storage facilities. As a result, we incurred a restructuring credit of $0.2 million, consisting primarily of the remaining lease payment obligations and estimated property taxes for a portion of the facility we will occupy, offset by a reduction in expected sublease income. We made certain assumptions in determining the credit, which included a reduction in estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the remaining liability. We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates. The assumptions are based on management's best estimates, and will be adjusted periodically if new information is obtained.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        During 2009, we vacated our Data Storage facilities in Camarillo, CA. As a result, we incurred a $1.4 million restructuring charge, consisting primarily of the remaining lease payment obligations and estimated property taxes for the facility we vacated, offset by the estimated expected sublease income to be received. We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the liability. We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates. The assumptions are based on management's best estimates, and will be adjusted periodically if new information is obtained.

        During 2008, we recorded a $3.9 million restructuring charge for lease-related costs as part of the consolidation of our corporate headquarters into our Plainview, New York manufacturing facility during the first quarter of 2008. This charge primarily consisted of the liability for the remaining lease payments and property taxes relating to the facility we vacated, offset by expected sublease income. We made certain assumptions in determining the charge, which included estimated sublease income and terms of the sublease as well as the estimated discount rate to be used in determining the fair value of the net cash flows. We developed these assumptions, based on our understanding of the current real estate market as well as current market interest rates, which are adjusted periodically based upon new information, events and changes in the real estate market.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        The following is a reconciliation of the liability for the 2010, 2009 and 2008 restructuring charge from inception through December 31, 2010 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Lease-related and other costs 2008	$—	$—	$1,189	$1,189
Personnel severance and related costs 2008	732	477	1,405	2,614

Total charged to accrual 2008	732	477	2,594	3,803

Lease-related and other costs 2009	190	803	—	993
Personnel severance and related costs 2009	1,005	1,826	636	3,467

Total charged to accrual 2009	1,195	2,629	636	4,460

Lease-related and other (credits) costs 2010	—	(87)	—	(87)

Total (credited) charged to accrual 2010	—	(87)	—	(87)

Short-term/long-term reclassification 2008	—	—	892	892
Short-term/long-term reclassification 2009	—	148	1,084	1,232
Short-term/long-term reclassification 2010	—	123	536	659
Cash payments 2008	(72)	(207)	(1,627)	(1,906)
Cash payments 2009	(1,502)	(2,561)	(1,982)	(6,045)
Cash payments 2010	(353)	(344)	(1,597)	(2,294)

Balance as of December 31, 2010	$—	$178	$536	$714

Long-term liability
Lease-related and other costs 2008	$—	$—	$2,684	$2,684
Lease-related and other costs 2009	—	377	—	377
Lease-related and other (credits) costs 2010	—	(48)	—	(48)
Short-term/long-term reclassification 2008	—	—	(892)	(892)
Short-term/long-term reclassification 2009	—	(148)	(1,084)	(1,232)
Short-term/long-term reclassification 2010	—	(123)	(536)	(659)
Other adjustments	—	—	(172)	(172)

Balance as of December 31, 2010	$—	$58	$—	$58

        The long-term liability will be paid over the remaining life of the leases for the former corporate headquarters and a former Data Storage facility, which expire in June 2011 and May 2012, respectively. We currently do not anticipate or expect to incur additional restructuring charges during 2011.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        The following is a reconciliation of the liability for the 2007 restructuring charge from inception through December 31, 2010 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Beginning balance at January 1, 2008	$17	$2,063	$1,492	$3,572
Reversal of accrual during 2008	—	(81)	—	(81)
Cash payments during 2008	(17)	(1,982)	(1,247)	(3,246)
Cash payments during 2009	—	—	(245)	(245)

Balance as of December 31, 2010	$—	$—	$—	$—

Asset Impairment Charges

        During 2009, we recorded a $0.3 million asset impairment charge in the second quarter for property, plant and equipment no longer being utilized in our Data Storage reporting unit.

        During 2008, we recorded a $51.4 million asset impairment charge, of which $51.1 million was recorded during the fourth quarter and $0.3 million was recorded during the first quarter. The fourth quarter charge consisted of $30.4 million related to goodwill, $19.6 million related to intangible assets ($5.0 million of indefinite-lived trademarks and $14.6 of other definite-lived intangibles) and $1.1 million in property, plant and equipment in Data Storage. The first quarter charge consisted of $0.3 million associated with property and equipment abandoned as part of the consolidation of our corporate headquarters into our Plainview facility.

Minimum Lease Commitments

        Minimum lease commitments as of December 31, 2010 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows (in thousands):

2011	$3,915
2012	2,360
2013	1,723
2014	835
2015	401
Thereafter	230

$9,464

        Rent charged to operations amounted to $2.3 million, $2.0 million and $2.5 million in 2010, 2009 and 2008, respectively. In addition, we are obligated under such leases for certain other expenses, including real estate taxes and insurance.

Environmental Remediation

        We may, under certain circumstances, be obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at our Plainview, New York facility. We have been indemnified by the former owner for any liabilities we may incur in excess of

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

$250,000 with respect to any such remediation and have a liability recorded for this amount as of December 31, 2009. No comprehensive plan has been required to date. Even without consideration of such indemnification, we do not believe that any material loss or expense is probable in connection with any remediation plan that may be proposed.

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

        The former owner of the land and building in Santa Barbara, California in which our former Metrology operations were located, which business (sold to Bruker on October 7, 2010), has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that was part of the purchase contract relating to the purchase of such land provides adequate protection against any environmental issues that may arise. We have provided Bruker indemnification as part of the sale.

Litigation

        We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

        Our business depends in large part upon the capital expenditures of our top ten customers, which accounted for 80% and 88% of total accounts receivable at December 31, 2010 and 2009, respectively. Of such, HB LED and data storage customers accounted for approximately 62% and 18%, and 65% and 23%, respectively, of total accounts receivable at December 31, 2010 and 2009.

        Customers who accounted for more than 10% of our aggregate accounts receivable or net sales are as follows:

	Accounts Receivable December 31,		Net Sales For the Year Ended December 31,
	2010	2009	2010	2009	2008
Customer A	20%	43%	17%	27%	*
Customer B	26%	*	*	*	*
Customer C	*	*	12%	*	*
Customer D	*	14%	*	10%	21%

*
Less than 10% of aggregate accounts receivable or net sales.

        Both of our operating segments sell to these major customers.

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

December 31, 2010

letters of credit be provided on certain foreign sales arrangements. Receivables generally are due within 30-60 days, other than receivables generated from customers in Japan where payment terms generally range from 60-90 days. Our net accounts receivable balance is concentrated in the following geographic locations (in thousands):

	December 31,
	2010	2009
Americas	$13,600	$15,696
Europe, Middle East and Africa ("EMEA")	17,321	10,367
Asia Pacific(1)	119,607	41,483

	$150,528	$67,546

(1)
As of December 31, 2010, accounts receivable in China and Singapore amounted to $66.5 million and $48.3 million, respectively. As of December 31, 2009, accounts receivable in Singapore amounted to $34.0 million. No other country accounted for more than 10% of our accounts receivable as of December 31 for the years presented.

Suppliers

        We currently outsource, and plan to continue the outsourcing of, certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, data storage systems, solar deposition systems and ion sources. We primarily rely on several suppliers for the manufacturing of these systems. We plan to maintain internal manufacturing capability for these systems at least until such time as we have qualified one or more alternate suppliers to perform this manufacturing. The failure of our present suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows and relationships with our customers.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

11. Foreign Operations, Geographic Area, and Product Segment Information

        Net sales which are attributed to the geographic location in which the customer facility is located and long-lived assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Net Sales to Unaffiliated Customers			Long-Lived Assets
	2010	2009	2008	2010	2009	2008
United States	$94,753	$60,553	$130,088	$123,543	$117,350	$124,480
Other	232	177	485	—	—	—

Total Americas	94,985	60,730	130,573	123,543	117,350	124,480
EMEA(1)	92,112	50,088	57,567	274	315	413
Asia Pacific(1)	746,134	171,594	126,795	974	815	706

Total Other Foreign Countries	838,246	221,682	184,362	1,248	1,130	1,119

	$933,231	$282,412	$314,935	$124,791	$118,480	$125,599

(1)
For the year ended December 31, 2010, net sales to customers in South Korea, China and Taiwan were 32.3%, 28.6% and 10.8% of total net sales, respectively. For the year ended December 31, 2009, net sales to customers in South Korea and China were 35.1% and 11.0% of total net sales, respectively. For the year ended December 31, 2008, net sales to customers in Germany and Taiwan were 10.3% and 12.4% of total net sales, respectively. No other country in EMEA and Asia Pacific accounted for more than 10% of our net sales for the years presented.

        We manage the business, review operating results and assess performance, as well as allocate resources, based upon two separate reporting segments that reflect the market focus of each business. The Light Emitting Diode ("LED") & Solar segment consists of metal organic chemical vapor deposition ("MOCVD") systems, molecular beam epitaxy ("MBE") systems, thermal deposition sources, and other types of deposition systems used to deposit materials on flexible and glass substrates. These systems are primarily sold to customers in the high-brightness light emitting diode ("HB LED") and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, St. Paul, Minnesota, Lowell, Massachusetts and Clifton Park, New York. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry. This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Camarillo, California.

        We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items ("segment profit (loss)"), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment profit (loss) reports baseline performance and thus provides useful information. Certain items include restructuring expenses, asset impairment charges, inventory write-offs, equity-based compensation expense and other non-recurring items. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

        The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations, before income taxes for the years ended December 31, 2010, 2009 and 2008, and goodwill and total assets as of December 31, 2010 and 2009 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Year ended December 31, 2010
Net sales	$797,904	$135,327	$—	$933,231

Segment profit (loss)	$276,060	$34,534	$(18,674)	$291,920
Interest expense, net	—	—	6,572	6,572
Amortization expense	3,121	1,522	233	4,876
Equity-based compensation expense	2,643	1,140	5,865	9,648
Restructuring credit	—	(179)	—	(179)

Income (loss) from continuing operations, before income taxes	$270,296	$32,051	$(31,344)	$271,003

Year ended December 31, 2009
Net sales	$205,153	$77,259	$—	$282,412

Segment profit (loss)	$27,826	$(2,578)	$(10,598)	$14,650
Interest expense, net	—	—	6,850	6,850
Amortization expense	3,137	1,599	432	5,168
Equity-based compensation expense	1,358	1,020	5,169	7,547
Restructuring expense	1,196	3,006	635	4,837
Asset impairment charge	—	304	—	304
Inventory write-offs	—	1,526	—	1,526

Income (loss) from continuing operations, before income taxes	$22,135	$(10,033)	$(23,684)	$(11,582)

Year ended December 31, 2008
Net sales	$165,812	$149,123	$—	$314,935

Segment profit (loss)	$23,913	$16,986	$(9,221)	$31,678
Interest expense, net	—	—	6,729	6,729
Amortization expense	4,627	3,790	448	8,865
Equity-based compensation expense	495	990	5,165	6,650
Restructuring expense	732	396	8,296	9,424
Asset impairment charges	—	51,102	285	51,387
Purchase accounting adjustment	1,492	—	—	1,492
Gain on extinguishment of debt	—	—	(3,758)	(3,758)

Income (loss) from continuing operations, before income taxes	$16,567	$(39,292)	$(26,386)	$(49,111)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

	LED & Solar	Data Storage	Unallocated Corporate	Total
As of December 31, 2010
Goodwill	$52,003	$—	$—	$52,003
Total assets	$323,096	$61,691	$763,247	$1,148,034
As of December 31, 2009
Goodwill	$52,003	$—	$—	$52,003
Total assets	$178,420	$54,106	$372,846	$605,372

        Corporate total assets are comprised principally of cash and cash equivalents, short-term investments and restricted cash as of December 31, 2010 and 2009.

        Other Segment Data (in thousands):

	Year ended December 31,
	2010	2009	2008
Depreciation and amortization expense:
LED & Solar	$7,573	$7,392	$7,850
Data Storage	3,582	4,448	7,690
Unallocated Corporate	1,699	2,025	2,145

Total depreciation and amortization expense	$12,854	$13,865	$17,685

Expenditures for long-lived assets:
LED & Solar	$8,086	$6,656	$5,605
Data Storage	572	192	4,256
Unallocated Corporate	2,066	612	1,265

Total expenditures for long-lived assets	$10,724	$7,460	$11,126

12. Defined Contribution Benefit Plan

        We maintain a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code. Almost all of our domestic full-time employees are eligible to participate in this plan. Under the plan, we provide matching contributions of fifty cents for every dollar employees contribute up to a maximum of $3,000. Generally, the plan calls for vesting of Company contributions over the initial five years of a participant's employment. Beginning in 2007, we maintained a similar type of contribution plan at one of our foreign subsidiaries. Our contributions to these plans in 2010, 2009 and 2008 were $1.8 million, $1.0 million and $1.4 million, respectively.

13. Cost Method Investment

        On September 28, 2010, Veeco completed an investment in a rapidly developing organic light emitting diode (OLED) equipment company. Veeco has invested in this company's Round B funding extension totaling $3 million, resulting in 7.8% ownership of the preferred shares, and 5.6% ownership of the company. Since we do not exhibit significant influence on such company, this investment is treated under the cost method in accordance with applicable accounting guidance. The fair value of this investment is not estimated because there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and we are exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. This investment is recorded in other assets in our Consolidated Balance Sheet as of December 31, 2010.

Schedule II—Valuation and Qualifying Accounts (in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2010:
Allowance for doubtful accounts	$438	$40	$34	$—	$512
Valuation allowance on net deferred tax assets	84,723	—	(2,663)	(80,416)	1,644

	$85,161	$40	$(2,629)	$(80,416)	$2,156

Deducted from asset accounts:
Year ended December 31, 2009:
Allowance for doubtful accounts	$583	$(52)	$—	$(93)	$438
Valuation allowance on net deferred tax assets	78,706	6,017	—	—	84,723

	$79,289	$5,965	$—	$(93)	$85,161

Deducted from asset accounts:
Year ended December 31, 2008:
Allowance for doubtful accounts	$641	$(67)	$9	$—	$583
Valuation allowance on net deferred tax assets	67,360	14,150	317	(3,121)	78,706

	$68,001	$14,083	$326	$(3,121)	$79,289

S-1

 INDEX TO EXHIBITS

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Stock Purchase Agreement dated August 15, 2010 among Veeco Instruments Inc. (Veeco), Veeco Metrology Inc. and Bruker Corporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 3.1
3.6	Amendment to Certificate of Incorporation of Veeco dated May 14, 2010	Filed herewith
3.7	Fourth Amended and Restated Bylaws of Veeco, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1
3.8	Amendment No. 1 to the Fourth Amended and Restated Bylaws of Veeco effective May 20, 2010	Current Report on Form 8-K, filed May 26, 2010, Exhibit 3.1
4.1	Rights Agreement, dated as of March 13, 2001, between Veeco and American Stock Transfer and Trust Company, as Rights Agent, including the form of the Certificate of Designation, Preferences, and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	Registration Statement on Form 8-A dated March 15, 2001, Exhibit 1
4.2	Amendment to Rights Agreement, dated as of September 6, 2001, between Veeco and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed September 21, 2001, Exhibit 4.1
4.3	Amendment No 2 to Rights Agreement, dated as of July 11, 2002, between Veeco and American Stock Transfer and Trust Company, as rights agent.	Current Report on Form 8-K, filed July 12, 2002, Exhibit 4.1

Number		Exhibit	Incorporated by Reference to the Following Documents
4.4		Indenture, dated April 16, 2007, between Veeco and U.S. Bank National Trust	Post-Effective Amendment No. 1 To Registration Statement on Form S-3 (File No. 333-128004) filed April 16, 2007, Exhibit 4.1
4.5		First Supplemental Indenture, dated April 20, 2007, by and between Veeco and U.S. Bank Trust National Association, as Trustee	Current Report on Form 8-K, filed April 20, 2007, Exhibit 4.1
10.1		Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.2		Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.3		Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.4	*	Form of Indemnification Agreement entered into between Veeco and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
10.5	*	Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-1 (File No. 33-93958), Exhibit 10.20
10.6	*	Amendment dated May 15, 1997 to Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.1
10.7	*	Amendment dated July 25, 1997 to Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-35009) filed September 5, 1997, Exhibit 10.2
10.8	*	Amendment dated May 29, 1998 to Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.1
10.9	*	Amendment dated May 14, 1999 to Veeco Amended and Restated 1992 Employees' Stock Option Plan.	Registration Statement on Form S-8 (File No. 333-79469) filed May 27, 1999, Exhibit 10.2
10.10	*	Veeco Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.11	*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.12	*	Amendment No. 2 dated January 22, 2009 to Veeco Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41
10.13	*	Form of Restricted Stock Agreement pursuant to the Veeco 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3

Number		Exhibit	Incorporated by Reference to the Following Documents
10.14	*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.15	*	Veeco 2010 Stock Incentive Plan, effective May 14, 2010	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.1
10.16	*	Form of 2010 Stock Incentive Plan Stock Option Agreement	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.2
10.17	*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.3
10.18	*	Veeco Performance-Based Restricted Stock 2010	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.2
10.19	*	Veeco 2010 Management Bonus Plan dated January 22, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.2
10.20	*	Veeco 2010 Special Profit Sharing Plan dated February 15, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.3
10.21	*	Senior Executive Change in Control Policy effective as of September 12, 2008	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.3
10.22	*	Amendment No. 1 dated December 23, 2008 (effective September 12, 2008) to Veeco Senior Executive Change in Control Policy	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.37
10.23	*	Service Agreement effective July 24, 2008 between Veeco and Edward H. Braun	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Exhibit 10.1
10.24	*	Employment Agreement effective as of July 1, 2007 between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3
10.25	*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John R. Peeler	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.38
10.26	*	Second Amendment effective June 11, 2010 to Employment Agreement between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.1
10.27	*	Employment Agreement dated December 17, 2009 (effective January 18, 2010) between Veeco and David D. Glass	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.1
10.28	*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.29	*	Form of Amendment effective June 9, 2006 to Letter Agreements between Veeco and each of John P. Kiernan and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3

Number		Exhibit	Incorporated by Reference to the Following Documents
10.30	*	Form of Amendment effective December 31, 2008 to Letter Agreements between Veeco and each of John P. Kiernan, Mark R. Munch and Robert P. Oates	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.40
10.31	*	Letter agreement effective as of June 19, 2009 between Veeco and John P. Kiernan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2
10.32	*	Letter Agreement dated October 31, 2005 between Veeco and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1
10.33	*	Amendment dated September 12, 2008 to Employment Agreement between Veeco and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.2
10.34	*	Employment Agreement dated as of April 1, 2003 between Veeco and John F. Rein, Jr.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.5
10.35	*	Amendment effective June 9, 2006 to Employment Agreement between Veeco and John F. Rein, Jr.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.2
10.36	*	Amendment dated as of September 12, 2008 to Employment Agreement between Veeco and John F. Rein, Jr.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.1
10.37	*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John F. Rein, Jr.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.39
10.38	*	Letter Agreement dated January 11, 2008 between Veeco and Mark R. Munch	Annual Report on Form 10-K for the year ended December 31, 2007, Exhibit 10.33
10.39	*	Letter Agreement dated September 23, 2010 between Veeco and Mark R. Munch	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Exhibit 10.1
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of Ernst & Young LLP.	Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.