Form 10-Q
period 2011-03-31
VEECO INSTRUMENTS INC
filed 2011-04-29
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

40,739,182 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on April 28, 2011.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Part I. Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

•                  Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our statements of income and our ability to realize the benefits of the increased MOCVD order volume;

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

•                  Our sales to HB LED and data storage manufacturers are highly dependent on these manufacturers’ sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors. This could materially adversely impact our future statements of income;

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

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com.. We provide a link on our website, under Investors — Financial Information — SEC Filings, through which investors can access our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports. These filings are posted to our website, as soon as reasonably practicable after we electronically file such material with the SEC.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Net sales	$254,676	$134,750
Cost of sales	125,344	78,010
Gross profit	129,332	56,740
Operating expenses (income):
Selling, general and administrative	23,933	17,726
Research and development	24,582	12,956
Amortization	1,135	1,237
Restructuring	—	(179)
Other, net	13	(175)
Total operating expenses	49,663	31,565
Operating income	79,669	25,175
Interest expense, net	1,299	1,783
Loss on extinguishment of debt	304	—
Income from continuing operations before income taxes	78,066	23,392
Income tax provision	24,983	567
Income from continuing operations	53,083	22,825

Discontinued operations:
(Loss) income from discontinued operations	(498)	3,962
Income tax (benefit) provision	(57)	743
(Loss) income from discontinued operations	(441)	3,219
Net income	$52,642	$26,044

Income (loss) per common share:
Basic:
Continuing operations	$1.33	$0.59
Discontinued operations	(0.01)	0.08
Income	$1.32	$0.67
Diluted:
Continuing operations	$1.25	$0.54
Discontinued operations	(0.01)	0.08
Income	$1.24	$0.62

Weighted average shares outstanding:
Basic	39,842	38,784
Diluted	42,531	42,269

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2011	2010
Net income	$52,642	$26,044
Other comprehensive income (loss), net of tax
Foreign currency translation	471	(673)
Unrealized gain on available-for-sale securities	26	—
Comprehensive income	$53,139	$25,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$276,837	$245,132
Short-term investments	426,025	394,180
Restricted cash	76,117	76,115
Accounts receivable, net	94,041	150,528
Inventories	121,342	108,487
Prepaid expenses and other current assets	31,676	34,328
Deferred income taxes	5,772	13,803
Total current assets	1,031,810	1,022,573

Property, plant and equipment at cost, net	48,981	42,320
Goodwill	52,003	52,003
Deferred income taxes	9,403	9,403
Intangible assets, net	15,740	16,893
Other assets	5,074	4,842
Total assets	$1,163,011	$1,148,034
Liabilities and equity
Current liabilities:
Accounts payable	$38,678	$32,220
Accrued expenses and other current liabilities	171,275	183,010
Deferred profit	4,518	4,109
Income taxes payable	21,347	56,369
Liabilities of discontinued segment held for sale	5,359	5,359
Current portion of long-term debt	94,973	101,367
Total current liabilities	336,150	382,434

Long-term debt	2,594	2,654
Other liabilities	392	434

Total equity	823,875	762,512

Total liabilities and equity	$1,163,011	$1,148,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Operating activities
Net income	$52,642	$26,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,266	3,274
Amortization of debt discount	769	741
Non-cash equity-based compensation	3,098	1,866
Loss on extinguishment of debt	304	—
Deferred income taxes	7,988	152
Excess tax benefits from stock option exercises	(2,188)	—
Other, net	180	1,869
Changes in operating assets and liabilities:
Accounts receivable	55,888	1,492
Inventories	(12,843)	(6,350)
Accounts payable	6,478	4,321
Accrued expenses, deferred profit and other current liabilities	(11,142)	14,777
Income taxes payable	(32,743)	514
Other, net	3,190	(3,103)
Discontinued operations	—	(3,844)
Net cash provided by operating activities	74,887	41,753
Investing activities
Capital expenditures	(9,402)	(1,010)
Proceeds from the maturity of CDARS	—	40,025
Proceeds from sales of short-term investments	122,148	—
Payments for purchases of short-term investments	(154,339)	(60,500)
Other	1	(99)
Net cash used in investing activities	(41,592)	(21,584)
Financing activities
Proceeds from stock option exercises	2,951	26,968
Restricted stock tax withholdings	(13)	(456)
Excess tax benefits from stock option exercises	2,188	—
Repayments of long-term debt	(7,454)	(52)
Other	(54)	—
Net cash (used in) provided by financing activities	(2,382)	26,460
Effect of exchange rate changes on cash and cash equivalents	792	(1,123)
Net increase in cash and cash equivalents	31,705	45,506
Cash and cash equivalents at beginning of year	245,132	148,500
Cash and cash equivalents at end of year	$276,837	$194,006

Non-cash investing and financing activities
Transfers from property, plant and equipment to inventory	$—	$1,102
Transfers from inventory to property, plant and equipment	—	850
Sale of property, plant and equipment with note receivable	—	140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday of each period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2011 interim quarter ends are April 3, July 3 and October 2. The 2010 interim quarter ends were March 28, June 27 and September 26. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

Income Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended
	March 31,
	2011	2010
Basic weighted average shares outstanding	39,842	38,784
Dilutive effect of stock options and restricted stock	1,149	2,533
Dilutive effect of convertible notes	1,540	952
Diluted weighted average shares outstanding	42,531	42,269

Basic income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. For the three months ended March 31, 2011 and 2010, no shares were excluded from the computation of diluted weighted average shares outstanding.

Our convertible notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we have the ability and the intent to settle the principal amount of the notes in cash. Under the terms of these notes, we may pay the principal amount of converted notes in cash or in shares of common stock. We have indicated that we intend to pay the principal amount in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the three months ended March 31, 2011 and 2010, had a dilutive effect of 1.5 million and 1.0 million common equivalent shares, respectively. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. The maximum number of common equivalent shares issuable upon conversion at March 31, 2011 was approximately 5.0 million. See Note 6 for further details on our debt.

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

The aggregate foreign currency exchange loss (gain) included in the accompanying Condensed Consolidated Statements of Income was approximately $0.3 million and $(0.1) million during the three months ended March 31, 2011  and 2010, respectively. Included in the aggregate foreign currency exchange loss (gain) were gains related to forward contracts of $0.5 million during the three months ended March 31, 2011.  Minimal gains related to forward contracts were included in the aggregate foreign currency exchange loss (gain) during the three months ended March 31, 2010. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

As of March 31, 2011, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in April 2011. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets which were subsequently received in January 2011. Monthly forward contracts with a notional amount of $11.7 million, entered into in March 2011 for April 2011, will be settled in April 2011.

The weighted average notional amount of derivative contracts outstanding during the three months ended March 31, 2011 were approximately $19.8 million.

Note 2 — Discontinued Operations

On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker Corporation (“Bruker”) comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology’s operating results were accounted for as discontinued operations and the related assets and liabilities were classified as held for sale. The sales transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. The Company recorded a liability to defer the gain of $5.4 million on disposal related to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds is held in escrow and is restricted from use for one year from the closing date of the transaction to secure potential specified losses, if any, arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents.

Summary information related to discontinued operations is as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Net sales	$—	$28,481
Cost of sales	—	14,872
Gross profit	—	13,609
Total operating expenses	498	9,647
Operating (loss) income	$(498)	$3,962

Net (loss) income from discontinued operations, net of tax	$(441)	$3,219

Liabilities of discontinued segment held for sale, totaling $5.4 million, as of March 31, 2011 and December 31, 2010, consist of the deferred gain related to the assets in China.

Note 3— Equity-based Compensation Plans

Equity-based Compensation

Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over each employee’s requisite service period. The following compensation expense was included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended
	March 31,
	2011	2010
Equity-based compensation expense	$3,098	$1,866

As a result of the sale of our Metrology segment to Bruker, equity-based compensation expense related to Metrology employees totaling $0.3 million has been classified as discontinued operations in determining the Condensed Consolidated Statements of Income for the three months ended March 31, 2010.

As of March 31, 2011, the total unrecognized compensation costs related to nonvested stock and stock option awards was $7.8 million and $12.8 million, respectively. The related weighted average period over which we expect that such unrecognized compensation costs will be recognized is approximately 2.5 years for nonvested stock awards and 1.9 years for option awards.

Stock Option and Restricted Stock Activity

A summary of our restricted stock awards including restricted stock units for the three months ended March 31, 2011, is presented below:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	616	$19.06
Granted	6	44.82
Vested	(1)	4.20
Forfeited (including cancelled awards)	(2)	26.20
Nonvested at March 31, 2011	619	$19.28

A summary of our stock option awards for the three months ended March 31, 2011, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	2,569	$19.71
Granted	16	44.02
Exercised	(211)	13.85
Forfeited (including cancelled options)	(24)	32.61
Outstanding at March 31, 2011	2,350	$20.28	$70,815	5.7
Options exercisable at March 31, 2011	573	$17.40	$18,920	3.6

Treasury Stock

On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock until August 26, 2011. Repurchases are expected to be made from time to time on the open market in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions, SEC regulations, and other factors. The repurchases will be funded using the Company’s available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company had no share repurchase activity for the three months ended March 31, 2011 and 2010. At March 31, 2011, there remained $161.9 million of authorization for future repurchases.

Note 4—Balance Sheet Information

Short-term Investments

Available-for-sale securities consist of the following (in thousands):

	March 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Commercial paper	$95,584	$61	$—	$95,645

FDIC insured corporate bonds	105,348	21	—	105,369

Treasury bills	224,970	41	—	225,011

Total available-for-sale securities	$425,902	$123	$—	$426,025

	December 31, 2010
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Commercial paper	$128,527	$61	$—	$128,588

FDIC insured corporate bonds	129,353	24	—	129,377

Treasury bills	136,203	12	—	136,215

Total available-for-sale securities	$394,083	$97	$—	$394,180

During the three months ended March 31, 2011, available-for-sale securities were sold for total proceeds of $122.1 million. The gross realized gains on these sales were minimal for the three months ended March 31, 2011. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. Net unrealized holding gains on available-for-sale securities of less than $0.1 million for the three months ended March 31, 2011, have been included in accumulated other comprehensive income. During the three months ended March 31, 2010, available-for-sale securities matured for total proceeds of $40.0 million. The gross realized gains on these sales were minimal for the three months ended March 31, 2010. There were no unrealized holding gains on available-for-sale securities for the three months ended March 31, 2010.

Contractual maturities of available-for-sale debt securities at March 31, 2011, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$276,642

Due in 1–2 years	149,383

Total investments in debt securities	$426,025

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of March 31, 2011, we had $76.1 million of restricted cash consisting of $22.9 million that relates to the proceeds received from the sale of our Metrology segment. This cash is held in escrow and is restricted from use for one year from the closing date of the transaction to secure potential losses, if any, arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. Additionally, we had restricted cash consisting of $53.2 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of March 31, 2011 and December 31, 2010.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$55,584	$49,953
Work in process	50,268	33,181
Finished goods	15,490	25,353
	$121,342	$108,487

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

	Three months ended
	March 31,
	2011	2010
Balance as of the beginning of period	$9,238	$6,675
Warranties issued during the period	3,014	1,446
Settlements made during the period	(2,121)	(1,382)
Balance as of the end of period	$10,131	$6,739

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

We evaluate the performance of our reportable segments based on income (loss) from continuing operations before interest, income taxes, amortization and certain items (“Segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes Segment profit (loss) reports baseline performance and thus provides useful information. Certain items include restructuring credits, equity-based compensation expense and loss on extinguishment of debt. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes for the three months ended March 31, 2011 and 2010, respectively, and goodwill and total assets as of March 31, 2011 and December 31, 2010 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
Three months ended March 31, 2011
Net sales	$214,698	$39,978	$—	$254,676
Segment profit (loss)	$73,963	$12,231	$(2,292)	$83,902
Interest, net	—	—	1,299	1,299
Amortization	714	363	58	1,135
Equity-based compensation	977	308	1,813	3,098
Loss on extinguishment of debt	—	—	304	304
Income (loss) from continuing operations before income taxes	$72,272	$11,560	$(5,766)	$78,066
Three months ended March 31, 2010
Net sales	$111,505	$23,245	$—	$134,750
Segment profit (loss)	$28,358	$2,877	$(3,136)	$28,099
Interest, net	—	—	1,783	1,783
Amortization	796	383	58	1,237
Equity-based compensation	467	215	1,184	1,866
Restructuring	—	(179)	—	(179)
Income (loss) from continuing operations before income taxes	$27,095	$2,458	$(6,161)	$23,392

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
As of March 31, 2011
Goodwill	$52,003	$—	$—	$52,003
Total assets	$274,678	$65,350	$822,983	$1,163,011

As of December 31, 2010
Goodwill	$52,003	$—	$—	$52,003
Total assets	$323,096	$61,691	$763,247	$1,148,034

As of March 31, 2011 and December 31, 2010 corporate total assets were comprised principally of cash and cash equivalents, short-term investments and restricted cash.

Note 6—Debt

Convertible Notes

Our convertible notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). On or after April 20, 2011, we may redeem the notes, in whole or in part, for cash at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. Holders may convert the convertible notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events, including if the notes are called for redemption or if, for a given fiscal quarter, our common stock trades at prices equal to or above 130% of the conversion price for at least 20 trading days during the final 30 trading days of the immediately preceding fiscal quarter. At the end of the first quarter of 2011, our common stock was trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the notes are convertible during the second quarter of 2011. If the notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. Accordingly, the balance of the convertible notes at March 31, 2011 has been classified as current in our Condensed Consolidated Balance Sheet. We pay interest on these notes on April 15 and October 15 of each year. The notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

Current accounting guidance requires a portion of convertible debt to be allocated to equity. This guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as interest expense. Our convertible notes are subject to this accounting guidance since they may be settled in cash upon conversion. This created a $16.3 million discount on the debt that is amortized over the remaining life of the notes, which will be through April 15, 2012. This additional interest expense does not require the use of cash.

On February 14, 2011, at the option of the holder, $7.5 million of notes were tendered for conversion at a price of $45.95 per share, calculated as defined in the indenture relating to the notes, in a net share settlement. We paid the principal amount of $7.5 million in cash and issued 111,318 shares of our common stock. As a result, we recorded a loss on extinguishment of $0.3 million during the three months ended March 31, 2011.

The components of interest expense recorded on the notes were as follows (in thousands):

	Three months ended
	March 31,
	2011	2010

Contractual interest	$1,012	$1,089
Accretion of the discount on the Notes	769	741
Total interest expense on the Notes	$1,781	$1,830
Effective interest rate	7.1%	6.9%

The carrying amounts of the liability and equity components of the notes were as follows (in thousands):

	March 31,	December 31,
	2011	2010

Carrying amount of the equity component	$15,166	$16,318

Principal balance of the liability component	$98,120	$105,574
Less: unamortized discount	3,381	4,436
Net carrying value of the liability component	$94,739	$101,138

As of March 31, 2011, the $98.1 million of the convertible notes outstanding had a fair value of approximately $177.2 million.

Mortgage Payable

We also have a mortgage payable, with approximately $2.8 million outstanding as of March 31, 2011. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage as of March 31, 2011 was approximately $3.1 million.

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of March 31, 2011 and December 31, 2010, are as follows (in millions):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Treasury bills	$225.0	$25.3	$—	$250.3
FDIC insured corporate bonds	105.4	—	—	105.4
Commercial paper	95.6	69.2	—	164.8
Money market instruments	—	0.9	—	0.9
Derivative instrument	—	0.2	—	0.2
Total	$426.0	$95.6	$—	$521.6

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Treasury bills	$136.2	$79.5	$—	$215.7
FDIC insured corporate bonds	129.4	—	—	129.4
Commercial paper	128.6	62.8	—	191.4
Money market instruments	—	0.6	—	0.6
Derivative instrument	—	0.3	—	0.3
Total	$394.2	$143.2	$—	$537.4

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

The major categories of assets and liabilities measured on a nonrecurring basis, at fair value, as of March 31, 2011 and December 31, 2010, are as follows (in millions):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Property, plant and equipment, net	$—	$—	$49.0	$49.0
Goodwill	—	—	52.0	52.0
Intangible assets, net	—	—	15.7	15.7
Restructuring liability	—	—	0.5	0.5
Total	$—	$—	$117.2	$117.2

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Property, plant and equipment, net	$—	$—	$42.3	$42.3
Goodwill	—	—	52.0	52.0
Intangible assets, net	—	—	16.9	16.9
Restructuring liability	—	—	(1.0)	(1.0)
Total	$—	$—	$110.2	$110.2

Note 8— Subsequent Events

On April 5, 2011, we purchased a privately-held company which supplies certain components to our business for $28.0 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We make equipment to develop and manufacture light emitting diodes (“LEDs”), solar panels, hard-disk drives and other devices. We have leading technology positions in our two segments: LED & Solar and Data Storage.

In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, Copper, Indium, Gallium, Selenide (“CIGS”) deposition systems and thermal deposition sources which we sell to manufacturers of high brightness LEDs (“HB LED”) and solar panels, as well as to scientific research customers.

In our Data Storage segment, we design and manufacture ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and dicing and slicing systems primarily used to create thin film magnetic heads (“TFMHs”) that read and write data on hard disk drives.

We support our customers through product development, manufacturing, sales and service sites in the U.S., Korea, Taiwan, China, Singapore, Japan, England, Germany and other locations.

Highlights of the First Quarter of 2011

•                  Revenue was $254.7 million, an 89% increase from the first quarter of 2010.

•                  Orders were $230.9 million, a 3% decrease from the first quarter of 2010.

•                  Net income from continuing operations was $53.1 million, or $1.25 per share, compared to $22.8 million, or $0.54 per share, in the first quarter of 2010.

•                  Gross margins were 50.8%, compared to 42.1% in the first quarter of 2010.

Second Quarter and Full Year 2011 Outlook

Veeco’s second quarter 2011 revenue is currently forecasted to be between $255 and $285 million.  Earnings per share are currently forecasted to be between $1.08 to $1.32 on a GAAP basis.

We currently forecast second quarter 2011 orders at 25% or more above the first quarter level, and we have visibility for continued order strength through the third quarter. We are experiencing extremely strong levels of quoting activity, very positive customer reaction to the MaxBright, and a large number of multi-system deals currently on the table.  We expect MOCVD order patterns to fluctuate from quarter to quarter depending upon the timing of customer deposits. We expect order strength to continue in China as it builds its LED infrastructure for solid state lighting, and quoting activity in Korea and Taiwan is also picking up with improved utilization rates being reported at key customers.  We expect orders for our Data Storage products to improve sequentially as customer quoting activity for technology and capacity buys are improving to support anticipated hard drive unit growth in the second half of 2011.

While it is difficult to predict future business trends in LED, we have estimated that the market opportunity for MOCVD is approximately 5,000 chambers between 2011 and 2015 as we expect LEDs to fully penetrate display applications and see accelerated adoption in solid state lighting over the next few years.  As part of our efforts to capitalize upon this potential opportunity, Veeco is expanding training, service and support functions in China, Taiwan and Korea and accelerating our new product roadmap.

Our Data Storage business continues to perform well in 2011, with new products that are meeting customer technology challenges and a flexible outsourced manufacturing model that we believe will enable increased profitability and cash generation.

Veeco’s full year 2011 guidance remains unchanged at greater than $1 billion in revenues. We are optimistic about the future and believe that we are well positioned from a technology, product, and operational standpoint to grow our LED & Solar and Data Storage businesses in 2011 and beyond.

Our outlook discussion above constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our expectations regarding future results are subject to risks and uncertainties. Our actual results may differ materially from those anticipated. Risks associated with our ability to achieve these results are set forth in Items 1, 1A, 3, 7 and 7A in our annual report on Form 10-K for the year ended December 31, 2010, as well as any modifications or revisions to risk factors contained in our subsequent filings with the SEC.

You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made.

Results of Operations:

Three Months Ended March 31, 2011 and 2010

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2011 interim quarter ends are April 3, July 3 and October 2. The 2010 interim quarter ends were March 28, June 27 and September 26. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

The following table shows our Condensed Consolidated Statements of Income, percentages of sales, and comparisons between the three months ended March 31, 2011 and 2010 (dollars in thousands):

					Dollar and
	Three months ended				Percentage
	March 31,				Change
	2011		2010		Year to Year
Net sales	$254,676	100.0%	$134,750	100.0%	$119,926	89.0%
Cost of sales	125,344	49.2	78,010	57.9	47,334	60.7
Gross profit	129,332	50.8	56,740	42.1	72,592	127.9
Operating expenses (income):
Selling, general and administrative	23,933	9.4	17,726	13.2	6,207	35.0
Research and development	24,582	9.7	12,956	9.6	11,626	89.7
Amortization	1,135	0.4	1,237	0.9	(102)	(8.2)
Restructuring	—	—	(179)	(0.1)	179	(100.0)
Other, net	13	0.0	(175)	(0.1)	188		*
Total operating expenses	49,663	19.5	31,565	23.4	18,098	57.3
Operating income	79,669	31.3	25,175	18.7	54,494	216.5
Interest expense, net	1,299	0.5	1,783	1.3	(484)	(27.1)
Loss on extinguishment of debt	304	0.1	—	—	304		*
Income from continuing operations before income taxes	78,066	30.7	23,392	17.4	54,674	233.7
Income tax provision	24,983	9.8	567	0.4	24,416	4,306.2
Income from continuing operations	53,083	20.8	22,825	16.9	30,258	132.6

Discontinued operations:
(Loss) income from discontinued operations	(498)	(0.2)	3,962	2.9	(4,460)		*
Income tax (benefit) provision	(57)	(0.0)	743	0.6	(800)		*
(Loss) income from discontinued operations	(441)	(0.2)	3,219	2.4	(3,660)		*
Net income	$52,642	20.7%	$26,044	19.3%	$26,598	102.1%

* Not Meaningful

Net Sales and Orders

Net sales of $254.7 million for the three months ended March 31, 2011 were up 89.0% compared to the prior year period. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three months ended		Dollar and Percentage		Three months ended		Dollar and Percentage		Book to Bill
	March 31,		Change		March 31,		Change		Ratio
	2011	2010	Year to Year		2011	2010	Year to Year		2011	2010
Segment Analysis
LED & Solar	$214,698	$111,505	$103,193	92.5%	$198,265	$211,663	$(13,398)	(6.3)%	0.92	1.90
Data Storage	39,978	23,245	16,733	72.0	32,615	26,372	6,243	23.7	0.82	1.13
Total	$254,676	$134,750	$119,926	89.0%	$230,880	$238,035	$(7,155)	(3)%	0.91	1.77
Regional Analysis
Americas	$29,254	$20,009	$9,245	46.2%	$21,199	$26,470	$(5,271)	(19.9)%	0.72	1.32
Europe, Middle East and Africa (“EMEA”)	15,449	15,856	(407)	(2.6)	9,390	29,431	(20,041)	(68.1)	0.61	1.86

China	171,162	23,196	147,966	637.9	142,929	34,311	108,618	316.6	0.84	1.48
Taiwan	21,575	15,783	5,792	36.7	36,064	21,815	14,249	65.3	1.67	1.38
Korea	3,263	50,314	(47,051)	(93.5)	1,636	117,505	(115,869)	(98.6)	0.50	2.34
Other APAC	13,973	9,592	4,381	45.7	19,662	8,503	11,159	131.2	1.41	0.89
Asia Pacific	209,973	98,885	111,088	112.3	200,291	182,134	18,157	10.0	0.95	1.84
Total	$254,676	$134,750	$119,926	89.0%	$230,880	$238,035	$(7,155)	(3)%	0.91	1.77

Sales increased in both segments for the three months ended March 31, 2011 compared to the prior year period. LED & Solar sales were up 92.5% from the prior year period primarily due to increases in shipments (shipments in our MOCVD business increased by 79.2% during the three months ended March 31, 2011 from the prior year period) from higher end user demand for HB LED backlighting applications, general illumination and continued strong customer acceptance of Veeco’s newest generation systems. Data Storage segment sales were up 72.0% from the prior year period due to an increase in capital spending by data storage customers for capacity and technology buys. By region, net sales increased by 112.3% in the Asia Pacific region, primarily due to MOCVD sales to HB LED customers. Sales in the Americas also increased 46.2%, related to an increase in sales in our Data Storage segment, and sales in EMEA decreased slightly by 2.6%. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders for the three months ended March 31, 2011 decreased slightly by 3.0% from the prior year period. By segment, the 6.3% decrease in orders for LED & Solar was principally related to the timing of receipts of certain customer deposits. The 23.7% increase in Data Storage orders resulted from an increase in demand by our data storage customers due to both capacity and technology requirements.

Our book-to-bill ratio for the three months ended March 31, 2011, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.91 to 1. Our backlog as of March 31, 2011 was $530.1 million, compared to $555.0 million as of December 31, 2010. During the three months ended March 31, 2011, we experienced backlog adjustments of approximately $1.0 million, related to order adjustments. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of March 31, 2011, we had customer deposits and advanced billings of $122.9 million.

Gross Profit

Gross profit, as a percentage of net sales, for the three months ended March 31, 2011, was 50.8%, compared to 42.1% in the prior year period. LED & Solar gross margins increased to 50.2% from 42.7% primarily resulting from increased sales volume, favorable product mix/pricing and product cost reductions. Data Storage gross margins increased to 53.7% from 39.4%, driven primarily by increased sales volume, as well as favorable product mix and product cost reductions.

Operating Expenses

Selling, general and administrative expenses increased by $6.2 million, or 35.0%, from the prior year period. As a percentage of sales however, decreased from 13.2% for the three months ended March 31, 2011 to 9.4% in the prior year period. The dollar increase was primarily due to an increase in salary and related expenses, professional fees, equity-based compensation, project materials and travel and entertainment expenses associated primarily with the significant increase in business activity in our LED & Solar segment.

Research and development expenses increased $11.6 million from the prior year period, however, remained flat as a percentage of net sales. The dollar increase was primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended March 31, 2011, the Company had an effective tax rate of 32.0% and recorded a provision for income taxes of $25.0 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, the generation of research and development tax credits and an income tax benefit related to the manufacturer’s deduction under IRC Section 199.

For the three months ended March 31, 2010, the Company had an effective tax rate of 2.4% and recorded a provision for income taxes of $0.6 million from continuing operations. The effective tax rate was lower than the statutory tax rate as a significant portion of the Company’s deferred tax assets became realizable based on operating results for 2010.

Discontinued Operations

Discontinued operations represent the results of the operations of our disposed Metrology segment which was sold to Bruker on October 7, 2010, reported as discontinued operations.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and repayment of debt. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the three months ended March 31, 2011 and 2010, respectively, is as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Net income	$52,642	$26,044
Net cash provided by operating activities	$74,887	$41,753
Net cash used in investing activities	(41,592)	(21,584)
Net cash (used in) provided by financing activities	(2,382)	26,460
Effect of exchange rate changes on cash and cash equivalents	792	(1,123)
Net increase in cash and cash equivalents	31,705	45,506
Cash and cash equivalents at beginning of period	245,132	148,500
Cash and cash equivalents at end of period	$276,837	$194,006

Cash provided by operations during the three months ended March 31, 2011 was $74.9 million compared to $41.8 million during the three months ended March 31, 2010. The $74.9 million cash provided by operations in 2011 included adjustments to the $52.6 million of net income for non-cash items. The adjustments consisted of $3.3 million of depreciation and amortization, $3.1 million of non-cash equity-based compensation expense, $0.8 million of amortization of debt discount, $8.0 million of deferred income taxes, $(2.2) million of excess tax benefits from stock option exercises and $0.3 million loss on extinguishment of debt. Net cash provided by operations was favorably impacted by a net $8.8 million of changes in operating assets and liabilities, which included a $55.9 million decrease in accounts receivable, a $6.4 million increase in accounts payable and an $3.2 million decrease in other assets, partially offset by a $12.8 million increase in inventories, an $11.1 million decrease in accrued expenses, principally resulting from the payout of bonuses and profit sharing during the first quarter of 2011 and a $32.7 million decrease in income taxes payable. Cash provided by operations during the three months ended March 31, 2010 was $41.8 million and included adjustments to the $26.0 million net income for non-cash items. The adjustments consisted of $3.3 million of depreciation and amortization, $1.9 million of non-cash stock-based compensation expense, $0.7 million of amortization of debt discount and $2.0 million of discontinued operations. Net cash provided by operations in 2010 was favorably impacted by a net $7.8 million of changes in operating assets and liabilities.

Cash used in investing activities of $41.6 million during the three months ended March 31, 2011, consisted primarily of $154.3 million of purchases of short-term investments and $9.4 million of capital expenditures, partially offset by proceeds of $122.1 million from the sale of short-term investments. Cash used in investing activities of $21.6 million for the three months ended March 31, 2010, consisted primarily of $60.5 million of purchases of short-term investments, $1.1 million of capital expenditures, partially offset by $40.0 million of proceeds from the maturity of CDARs.

Cash used in financing activities of $2.4 million during the three months ended March 31, 2011, consisted primarily of $7.5 million of repayments of long-term debt, partially offset by $2.9 million of cash proceeds from stock option exercises and $2.2 million excess tax benefits from stock options exercises. Cash provided by financing activities of $26.5 million during the three months ended March 31, 2010, consisted of $27.0 million from stock option exercises partially offset by $0.5 million of restricted stock tax withholdings.

As of March 31, 2011 we had $98.1 million principal amount of notes outstanding. The notes accrue interest at 4.125% per annum and mature on April 15, 2012. We pay interest on these notes on April 15 and October 15 of each year. The notes are unsecured and are effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries. The notes meet the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, since we have the ability and the intent to settle the principal amount of the notes in cash. Under the terms of the notes, we may pay the principal amount of converted notes in cash or in shares of common stock. We intend to pay such amounts in cash.

The notes are initially convertible into 36.7277 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for our common stock on April 16, 2007). On or after April 20, 2011, we may redeem the notes, in whole or in part, for cash at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date. At the time of redemption, if the notes are “in-the-money”, the redemption will effectively force conversion and in addition to the principal paid in cash, the conversion premium will be issued in shares of our common stock. Holders may convert the notes at any time during the period beginning on January 15, 2012 through the close of business on the second day prior to April 15, 2012 and earlier upon the occurrence of certain events including our common stock trading at prices equal to or above 130% of the conversion price for at least 20 trading days during the final 30 trading days of the immediately preceding fiscal quarter. At the end of the first quarter of 2011, our common stock was trading at prices equal to or above 130% of the conversion price for the specified period and, as a result, the convertible notes are convertible during the second quarter of 2011. If the convertible notes are converted, we have the ability and intent to pay the principal balance of notes tendered for conversion in cash. We will re-perform this test each quarter up to and including the fourth quarter of 2011. Accordingly, the balance of the convertible notes at March 31, 2011 has been classified as current in our Condensed Consolidated Balance Sheet.

On February 14, 2011, at the option of the holder, $7.5 million of notes were tendered for conversion at a price of $45.95 per share, calculated as defined in the indenture relating to the notes, in a net share settlement. As a result, we paid the principal amount of $7.5 million in cash and issued 111,318 shares of our common stock. Accordingly, we took a charge for the related unamortized debt discount totaling $0.3 million. On March 31, 2011 and April 19, 2011, we received conversion notifications from the holders of $5.0 million of notes and $1.5 million of notes, respectively, for which we intend to net share settle. As a result, we will pay the principal amount of $6.5 million in cash and will issue the conversion premium in shares of our common stock during the second quarter.

On April 25, 2011, we sent notice to holders of the notes that the Company is calling for redemption all of the outstanding notes. The redemption date for the notes will be May 26, 2011 (the “Redemption Date”).  Subject to and in accordance with the terms and conditions set forth in the indenture relating to the notes, holders of notes being called for redemption have the right to convert their notes on the second business day immediately preceding the Redemption Date.  If the notes are converted we intend to net share settle. As a result, we will pay the principal amount of the remaining $91.6 million in cash and will issue the conversion premium in shares of our common stock during the second quarter.

On April 5, 2011, we purchased a privately-held company which supplies certain components to our business for $28.0 million in cash.

As of March 31, 2011, we had $76.1 million of restricted cash consisting of $22.9 million that relates to the proceeds received from the sale of our Metrology segment. This cash is held in escrow and is restricted from use for one year from the closing date of the transaction to secure potential losses, if any, arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. Additionally, we also had restricted cash consisting of $53.2 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

We believe that existing cash balances together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

Common Stock Repurchase Program

The Company had no share repurchase activity for the three months ended March 31, 2011. At March 31, 2011, there remained $161.9 million of authorization for future repurchases.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table, except for purchase commitments, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10-K. The purchase commitments outstanding at March 31, 2011 were $182.1 million.

Application of Critical Accounting Policies

General:  Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually monitors and evaluates its estimates and judgments, including those related to bad debts, inventories, intangible and other long-lived assets, income taxes, warranty obligations, restructuring costs, and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, short-term investments, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, fair value measurements, warranty costs, income taxes and equity-based compensation to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  We recognize revenue based on current accounting guidance provided by the Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”). Our revenue transactions include sales of products under multiple-element arrangements. Revenue under these arrangements is allocated to each element based upon its estimated fair market value.

We consider a broad array of facts and circumstances when evaluating each of our sales arrangements in determining when to recognize revenue, including specific terms of the purchase order, contractual obligations to the customer, the complexity of the customer’s post-delivery acceptance provisions, customer creditworthiness and the installation process. Management also considers the party responsible for installation, whether there are process specification requirements which need to be demonstrated before final sign off and payment, whether Veeco can replicate the field testing conditions and procedures in our factory and our past experience with demonstrating and installing a particular system. Sales arrangements are reviewed on a case-by-case basis; however, the Company’s revenue recognition protocol for established systems is as described below.

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

For new products, new applications of existing products or for products with substantive customer acceptance provisions where performance cannot be fully assessed prior to meeting agreed upon specifications at the customer site, revenue is deferred as deferred profit in the accompanying Condensed Consolidated Balance Sheets and fully recognized upon completion of installation and receipt of final customer acceptance.

Our systems are principally sold to manufacturers in the HB-LED, the data storage and solar industries. Sales arrangements for these systems generally include customer acceptance criteria based upon Veeco and/or customer specifications. Prior to shipment a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning within agreed upon specifications. Such source inspection or test data replicates the acceptance testing that will be performed at the customer’s site prior to final acceptance of the system. Customer acceptance provisions include reassembly and installation of the system at the customer site, which includes performing functional or mechanical test procedures (i.e. hardware checks, leak testing, gas flow monitoring and quality control checks of the basic features of the product.) Additionally, a material demonstration process may be performed to validate the functionality of the product. Upon meeting the agreed upon specifications the customer approves final acceptance of the product.

Veeco generally is required to install these products and demonstrate compliance with acceptance tests at the customer’s facility. Such installations typically are not considered complex and the installation process is not deemed essential to the functionality of the equipment because it does not involve significant changes to the features or capabilities of the equipment or involve building complex interfaces or connections. We have a demonstrated history of completing such installations in a timely, consistent manner and can reliably estimate the costs of such. In such cases, the test environment at our facilities prior to shipment replicates the customer’s environment. While there are others in the industry with sufficient knowledge about the installation process for our systems as a practical matter, most customers engage the Company to perform the installation services.

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

Short-Term Investments: We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include FDIC insured corporate bonds, treasury bills, commercial paper and CDARS with maturities of greater than three months when purchased in principal amounts that, when aggregated with interest to accrue over the term, will not exceed FDIC limits. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in equity. Net realized gains and losses are included in net income.

Inventory Valuation:  Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including raw materials, work-in-process, finished goods, and spare parts and other service inventory. Obsolete or slow-moving inventory, based upon historical usage, or inventory in excess of management’s estimated usage for the next 12 month’s requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management’s estimates related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses, and ultimate realization of excess inventory.

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

Fair Value Measurements: Accounting guidance for our non-financial assets and non-financial liabilities requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in such. Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. These requirements apply to our long-lived assets, goodwill and intangible assets. We use Level 3 inputs to value all of such assets and the methodology we use to value such assets has not changed since December 31, 2010. The Company primarily applies the market approach for recurring fair value measurements.

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

Relevant accounting guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under such guidance, we must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

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

Recent Accounting Pronouncements

Business Combinations: In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its condensed consolidated financial statements if and when an acquisition occurs.

Intangibles — Goodwill and Other: In December 2010, the FASB issued amended guidance related to Intangibles — Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 88.6% and 85.2% of our total net sales for the three months ended March 31, 2011 and 2010, respectively. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 1.8% and 2.4% of our total net sales for the three months ended March 31, 2011 and 2010, respectively.

The aggregate foreign currency exchange loss (gain) included in determining the Condensed Consolidated Statements of Income was approximately $0.3 million and $(0.1) million during the three months ended March 31, 2011 and 2010, respectively. Included in the aggregate foreign currency exchange loss (gain) were gains related to forward contracts of $0.5 million during the three months ended March 31, 2011. Minimal gains related to forward contracts were included in the aggregate foreign currency exchange loss (gain) during the three months ended March 31, 2010. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit (loss) are the Japanese Yen and the Euro. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three months ended March 31, 2011 was approximately $19.8 million.

As of March 31, 2011, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in April 2011. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2011. Monthly forward contracts with a notional amount of $11.7 million, entered into in March 2011 for April 2011, will be settled in April 2011. The fair value of the contracts at inception was zero, which did not significantly change at March 31, 2011.

We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the condensed consolidated statements of income. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Assuming first quarter 2011 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, statements of income or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q, in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report, except for the following:

We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

Our operations in the U.S., the Asia-Pacific region and in other areas could be subject to natural disasters or other significant disruptions, including earthquakes, tsunamis, fires, hurricanes, floods, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, revenue and financial condition. The recent earthquake and tsunami in Japan and their aftermath have created significant economic uncertainty in that country. The combined effect of these events could result in:  (i) reduced end-user demand due to the economic impact to Japan and potentially the global economy; (ii) a disruption to our global supply chain for components manufactured in Japan; (iii) an increase in the cost of components that we acquire due to reduced supply; and (iv) other unforeseen impacts as a result of the uncertainty in Japan. Based on a review of our global supply chain and the relatively small proportion of our sales to customers located in Japan, we do not expect a significant impact on our long-term ability to manufacture and sell our products, however, this situation remains uncertain and there can be no assurance that an adverse effect on our business, revenue or financial condition will not result from these events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the conversion of $7.5 million of notes at a price of $45.95 per share, calculated as defined in the indenture relating to the notes, in a net share settlement, on February 14, 2011, we paid the principal amount of $7.5 million in cash and issued 111,318 shares of our common stock in a transaction exempt from registration on the basis of Section 3(a)(9) under the Securities Act. The shares were issued pursuant to the terms of notes issued in 2007 under Section 3(a)(9) under the Securities Act.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*       Filed herewith

**     Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 29, 2011

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*       Filed herewith

**     Filed herewith electronically