Form 10-Q
period 2011-06-30
VEECO INSTRUMENTS INC
filed 2011-08-01
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

41,055,451 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 26, 2011.

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

•                  We may be adversely affected by the tightening of China’s credit market.

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$264,815	$221,389	$519,491	$356,139
Cost of sales	164,747	122,589	290,091	200,599
Gross profit	100,068	98,800	229,400	155,540
Operating expenses (income):
Selling, general and administrative	28,838	20,557	52,771	38,283
Research and development	28,831	16,600	53,413	29,556
Amortization	1,489	1,238	2,624	2,476
Restructuring	11,125	—	11,125	(179)
Asset impairment	6,211	—	6,211	—
Other, net	(95)	525	(82)	350
Total operating expenses	76,399	38,920	126,062	70,486
Operating income	23,669	59,880	103,338	85,054
Interest expense, net	86	1,762	1,385	3,544
Loss on extinguishment of debt	3,045	—	3,349	—

Income from continuing operations before income taxes	20,538	58,118	98,604	81,510
Income tax provision	1,326	8,188	26,309	8,755
Income from continuing operations	19,212	49,930	72,295	72,755

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(397)	3,895	(895)	7,857
Income tax (benefit) provision	(391)	1,432	(448)	2,175
(Loss) income from discontinued operations	(6)	2,463	(447)	5,682
Net income	$19,206	$52,393	$71,848	$78,437

Income (loss) per common share:
Basic:
Continuing operations	$0.47	$1.26	$1.79	$1.85
Discontinued operations	—	0.06	(0.01)	0.15
Income	$0.47	$1.32	$1.78	$2.00
Diluted :
Continuing operations	$0.45	$1.15	$1.69	$1.75
Discontinued operations	—	0.05	(0.01)	0.13
Income	$0.45	$1.20	$1.68	$1.88

Weighted average shares outstanding:
Basic	40,998	39,761	40,433	39,283
Diluted	43,002	43,506	42,780	41,683

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$19,206	$52,393	$71,848	$78,437
Other comprehensive income (loss), net of tax
Foreign currency translation	686	(152)	1,157	(825)
Unrealized gain on available-for-sale securities	194	—	220	—
Comprehensive income	$20,086	$52,241	$73,225	$77,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$197,668	$245,132
Short-term investments	380,506	394,180
Restricted cash	54,484	76,115
Accounts receivable, net	128,000	150,528
Inventories	113,339	108,487
Prepaid expenses and other current assets	69,880	34,328
Assets held for sale	2,341	—
Deferred income taxes	7,000	13,803
Total current assets	953,218	1,022,573

Property, plant and equipment at cost, net	62,397	42,320
Goodwill	67,107	52,003
Deferred income taxes	2,998	9,403
Intangible assets, net	28,373	16,893
Other assets	6,350	4,842
Total assets	$1,120,443	$1,148,034
Liabilities and equity
Current liabilities:
Accounts payable	$60,046	$32,220
Accrued expenses and other current liabilities	195,017	183,010
Deferred profit	3,948	4,109
Income taxes payable	4,193	56,369
Liabilities of discontinued segment held for sale	5,359	5,359
Current portion of long-term debt	238	101,367
Total current liabilities	268,801	382,434

Long-term debt	2,532	2,654
Other liabilities	306	434

Total equity	848,804	762,512

Total liabilities and equity	$1,120,443	$1,148,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Operating activities
Net income	$71,848	$78,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,009	6,552
Amortization of debt discount	1,260	1,501
Non-cash equity-based compensation	7,161	4,389
Non-cash asset impairment	6,211	—
Non-cash inventory write-off	33,375	—
Non-cash restructuring	11,125	—
Loss on extinguishment of debt	3,349	—
Deferred income taxes	6,749	(4,756)
Excess tax benefits from stock option exercises	(7,254)	—
Other, net	270	3,930
Changes in operating assets and liabilities:
Accounts receivable	23,813	(48,947)
Inventories	(26,150)	(5,936)
Prepaid expenses and other current assets	(41,915)	(1,475)
Accounts payable	27,748	20,250
Accrued expenses, deferred profit and other current liabilities	(3,842)	45,655
Income taxes payable	(44,737)	13,318
Other, net	(708)	(3,900)
Net cash provided by operating activities	75,312	109,018
Investing activities
Capital expenditures	(31,291)	(5,894)
Payments for net assets of businesses acquired	(28,273)	—
Transfers from restricted cash	21,633	—
Proceeds from the maturity of CDARS	—	160,141
Proceeds from sales of short-term investments	374,226	—
Payments for purchases of short-term investments	(361,051)	(78,500)
Other	1	(261)
Net cash (used in) provided by investing activities	(24,755)	75,486
Financing activities
Proceeds from stock option exercises	9,095	33,113
Restricted stock tax withholdings	(2,658)	(2,898)
Excess tax benefits from stock option exercises	7,254	—
Purchases of treasury stock	(7,753)	—
Repayments of long-term debt	(105,686)	(105)
Other	(2)	—
Net cash (used in) provided by financing activities	(99,750)	30,110
Effect of exchange rate changes on cash and cash equivalents	1,729	(1,803)
Net (decrease) increase in cash and cash equivalents	(47,464)	212,811
Cash and cash equivalents at beginning of year	245,132	148,500
Cash and cash equivalents at end of year	$197,668	$361,311

Non-cash investing and financing activities
Transfers from property, plant and equipment to inventory	$—	$1,102
Transfers from inventory to property, plant and equipment	—	850
Sale of property, plant and equipment with note receivable	—	140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Income Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	40,998	39,761	40,433	39,283
Dilutive effect of stock options and restricted stock	1,066	2,327	1,108	1,215
Dilutive effect of convertible notes	938	1,418	1,239	1,185
Diluted weighted average shares outstanding	43,002	43,506	42,780	41,683

Basic income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. For the three and six months ended June 30, 2011 and 2010, no shares were excluded from the computation of diluted weighted average shares outstanding.

During the second quarter of 2011 the entire outstanding principal balance of our convertible debt was converted, with the principal amount paid in cash and the conversion premium paid in shares. The convertible notes met the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, as long as we had the ability and the intent to settle the principal amount of the notes in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the three and six months ended June 30, 2011, had a dilutive effect of 0.9 million and 1.2 million common equivalent shares, respectively and for the three and six months ended June 30, 2010, had a diluted effect of 1.4 million and 1.2 million common equivalent shares, respectively. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. See Note 7 for further details on our debt.

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

The aggregate foreign currency exchange (loss) gain included in determining the condensed consolidated results of operations was approximately $(0.1) million and ($0.4) million during the three and six months ended June 30, 2011, respectively and approximately $(0.5) million and $(0.4) million during the three and six months ended June 30, 2010, respectively. Included in the aggregate foreign currency exchange gain were gains related to forward contracts of $0.3 million and $0.8 million during the three and six months ended June 30, 2011, respectively and $0.1 million during the three and six months ended June 30, 2010. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

As of June 30, 2011, less then $0.1 million of losses related to forward contracts were included in accrued expenses and other current liabilities and were subsequently paid in July 2011. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2011. Monthly forward contracts with a notional amount of $3.9 million, entered into in June 2011 for July 2011, will be settled in August 2011.

The weighted average notional amount of derivative contracts outstanding during the three and six months ended June 30, 2011 were approximately $20.5 and $17.4 million, respectively.

Note 2 — Business Combination

On April 4, 2011, we purchased a privately-held company which supplies certain components to our business for $28.3 million in cash. As a result of this purchase, we acquired $16.4 million of definite-lived intangibles, of which $13.6 million related to core technology, and $15.1 million of goodwill. The financial results of this acquisition are included in our LED & Solar segment as of the acquisition date.

Note 3 — Discontinued Operations

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

Summary information related to discontinued operations is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$—	$31,650	$—	$60,131
Cost of sales	—	16,693	—	31,565
Gross profit	—	14,957	—	28,566
Total operating expenses	397	11,062	895	20,709
Operating (loss) income	$(397)	$3,895	$(895)	$7,857

Net (loss) income from discontinued operations, net of tax	$(6)	$2,463	$(447)	$5,682

Liabilities of discontinued segment held for sale, totaling $5.4 million, as of June 30, 2011 and December 31, 2010, consist of the deferred gain related to the assets in China.

Note 4— Equity

Equity-based Compensation

Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over each employee’s requisite service period. The following compensation expense was included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Equity-based compensation expense	$4,063	$2,523	$7,161	$4,389

As a result of the sale of our Metrology segment to Bruker, equity-based compensation expense related to Metrology employees totaling $0.4 million and $0.7 million has been classified as discontinued operations in determining the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010, respectively.

As of June 30, 2011, the total unrecognized compensation costs related to nonvested stock and stock option awards was $20.0 million and $18.1 million, respectively. The related weighted average period over which we expect that such unrecognized compensation costs will be recognized is approximately 3.3 years for nonvested stock awards and 2.2 years for option awards.

Stock Option and Restricted Stock Activity

A summary of our restricted stock awards including restricted stock units for the six months ended June 30, 2011, is presented below:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	616	$19.06
Granted	271	51.36
Vested	(156)	13.78
Forfeited (including cancelled awards)	(4)	21.93
Nonvested at June 30, 2011	727	$32.23

A summary of our stock option awards for the six months ended June 30, 2011, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	2,569	$19.71
Granted	354	51.00
Exercised	(560)	15.67
Forfeited (including cancelled options)	(31)	30.37
Outstanding at June 30, 2011	2,332	$25.28	$52,117	6.3
Options exercisable at June 30, 2011	1,050	$17.65	$30,839	4.8

Treasury Stock

On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock until August 26, 2011. Repurchases are expected to be made from time to time on the open market in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions, SEC regulations, and other factors. The repurchases will be funded using the Company’s available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. During the three months ended June 30, 2011, we purchased 165,288 shares for $7.8 million (including transaction costs) under the program at an average cost of $46.91 per share. This stock repurchase is included as a reduction to Equity in the Condensed Consolidated Balance Sheet. At June 30, 2011, there remained $154.1 million of authorization for future repurchases.

Subsequent to quarter end, through July 26, 2011, we have purchased 1,703,628 shares for $71.9 million (including transaction costs) under the program at an average cost of $42.21 per share.

Note 5—Balance Sheet Information

Short-term Investments

Available-for-sale securities consist of the following (in thousands):

	June 30, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Commercial paper	$102,850	$26	$—	$102,876

FDIC insured corporate bonds	127,856	217	—	128,073

Treasury bills	149,484	73	—	149,557

Total available-for-sale securities	$380,190	$316	$—	$380,506

	December 31, 2010
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Commercial paper	$128,527	$61	$—	$128,588

FDIC insured corporate bonds	129,353	24	—	129,377

Treasury bills	136,203	12	—	136,215

Total available-for-sale securities	$394,083	$97	$—	$394,180

During the three and six months ended June 30, 2011, available-for-sale securities were sold for total proceeds of $252.0 million and $374.2 million, respectively. The gross realized gains on these sales were $0.2 million for the three and six months ended June 30, 2011. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. Net unrealized holding gains on available-for-sale securities amounting to $0.2 million for the three and six months ended June 30, 2011, have been included in accumulated other comprehensive income. During the three and six months ended June 30, 2010, available-for-sale securities matured for total proceeds of $120.0 million and $160.0 million, respectively. The gross realized gains on these sales were minimal for the three and six months ended June 30, 2010. There were no unrealized holding gains on available-for-sale securities for the three and six months ended June 30, 2010.

Contractual maturities of available-for-sale debt securities at June 30, 2011, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$146,462

Due in 1—2 years	234,044

Total investments in debt securities	$380,506

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of June 30, 2011, we had $54.5 million of restricted cash consisting of $22.9 million that relates to the proceeds received from the sale of our Metrology segment. This cash is held in escrow and is restricted from use for one year from the closing date of the transaction to secure potential losses, if any, arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. Additionally, we had restricted cash consisting of $31.6 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of June 30, 2011 and December 31, 2010.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$54,127	$49,953
Work in process	28,315	33,181
Finished goods	30,897	25,353
	$113,339	$108,487

Goodwill

Changes in our goodwill during 2011 and 2010 are as follows (in thousands):

	Six months ended	Year ended
	June 30,	December 31,
	2011	2010
Beginning Balance	$52,003	$52,003
Business Acquired (see Note 2)	15,104	—
Ending Balance	$67,107	$52,003

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

	Six months ended
	June 30,
	2011	2010
Balance as of the beginning of period	$9,238	$6,675
Warranties issued during the period	5,843	5,085
Settlements made during the period	(4,489)	(3,241)
Balance as of the end of period	$10,592	$8,519

Note 6—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon two separate reporting segments that reflect the market focus of each business. The Light Emitting Diode (“LED”) & Solar segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, Copper, Indium, Gallium, Selenide (“CIGS”) deposition systems and thermal deposition sources. These systems are primarily sold to customers in the high-brightness LED (“HB LED”) and solar industries, as well as to scientific research customers. This segment has manufacturing, product development and marketing sites in Somerset, New Jersey, St. Paul, Minnesota and Tewksbury, Massachusetts and has a product development site in Clifton Park, New York. As of July 28, 2011 we announced a plan to discontinue our CIGS solar systems business. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition and dicing and slicing products sold primarily to customers in the data storage industry. This segment has manufacturing, product development and marketing sites in Plainview, New York, Camarillo, California and Ft. Collins, Colorado.

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

The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2011 and 2010, respectively, and goodwill and total assets as of June 30, 2011 and December 31, 2010 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
Three months ended June 30, 2011
Net sales	$219,135	$45,680	$—	$264,815
Segment profit (loss)	$70,964	$13,050	$(4,082)	$79,932
Interest, net	—	—	86	86
Amortization	1,108	356	25	1,489
Equity-based compensation	1,238	352	2,473	4,063
Restructuring	11,125	—	—	11,125
Asset impairment charge	6,211	—	—	6,211
Inventory write-offs	33,375	—	—	33,375
Loss on extinguishment of debt	—	—	3,045	3,045
Income (loss) from continuing operations before income taxes	$17,907	$12,342	$(9,711)	$20,538
Three months ended June 30, 2010
Net sales	$185,647	$35,742	$—	$221,389
Segment profit (loss)	$57,397	$9,605	$(3,361)	$63,641
Interest, net	—	—	1,762	1,762
Amortization	796	383	59	1,238
Equity-based compensation	671	308	1,544	2,523
Income (loss) from continuing operations before income taxes	$55,930	$8,914	$(6,726)	$58,118

Six months ended June 30, 2011
Net sales	$433,833	$85,658	$—	$519,491
Segment profit (loss)	$144,927	$25,281	$(6,374)	$163,834
Interest, net	—	—	1,385	1,385
Amortization	1,822	719	83	2,624
Equity-based compensation	2,215	660	4,286	7,161
Restructuring	11,125	—	—	11,125
Asset impairment charge	6,211	—	—	6,211
Inventory write-offs	33,375	—	—	33,375
Loss on extinguishment of debt	—	—	3,349	3,349
Income (loss) from continuing operations before income taxes	$90,179	$23,902	$(15,477)	$98,604
Six months ended June 30, 2010
Net sales	$297,152	$58,987	$—	$356,139
Segment profit (loss)	$85,755	$12,482	$(6,497)	$91,740
Interest, net	—	—	3,544	3,544
Amortization	1,592	766	118	2,476
Equity-based compensation	1,138	523	2,728	4,389
Restructuring	—	(179)	—	(179)
Income (loss) from continuing operations before income taxes	$83,025	$11,372	$(12,887)	$81,510

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
As of June 30, 2011
Goodwill	$67,107	$—	$—	$67,107
Total assets	$352,739	$59,563	$708,141	$1,120,443

As of December 31, 2010
Goodwill	$52,003	$—	$—	$52,003
Total assets	$323,096	$61,691	$763,247	$1,148,034

As of June 30, 2011 and December 31, 2010 unallocated corporate total assets were comprised principally of cash and cash equivalents, short-term investments and restricted cash.

Note 7—Debt

Convertible Notes

Our convertible notes were initially convertible into 36.7277 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $27.23 per share or a premium of 38% over the closing market price for Veeco’s common stock on April 16, 2007). We paid interest on these notes on April 15 and October 15 of each year. The notes were unsecured and were effectively subordinated to all of our senior and secured indebtedness and to all indebtedness and other liabilities of our subsidiaries.

During the first quarter of 2011, at the option of the holders, $7.5 million of notes were tendered for conversion at a price of $45.95 per share in a net share settlement. We paid the principal amount of $7.5 million in cash and issued 111,318 shares of our common stock. We recorded a loss on extinguishment totaling $0.3 million related to these transactions.

During the second quarter of 2011, we issued a notice of redemption on the remaining outstanding principal balance of notes outstanding. As a result, at the option of the holders, the notes were tendered for conversion at a price of $50.59 per share, calculated as defined in the indenture relating to the notes, in a net share settlement. As a result, we paid the principal amount of $98.1 million in cash and issued 1,660,095 shares of our common stock. We recorded a loss on extinguishment totaling $3.0 million related to these transactions.

Certain accounting guidance requires a portion of convertible debt to be allocated to equity. This guidance requires issuers of convertible debt that can be settled in cash to separately account for (i.e., bifurcate) a portion of the debt associated with the conversion feature and reclassify this portion to equity. The liability portion, which represents the fair value of the debt without the conversion feature, is accreted to its face value over the life of the debt using the effective interest method by amortizing the discount between the face amount and the fair value. The amortization is recorded as interest expense. Our convertible notes were subject to this accounting guidance. This additional interest expense did not require the use of cash.

The components of interest expense recorded on the notes were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Contractual interest	$1,013	$1,089	$2,025	$2,178
Accretion of the discount on the Notes	490	760	1,260	1,501
Total interest expense on the Notes	$1,503	$1,849	$3,285	$3,679
Effective interest rate	6.1%	7.0%	6.7%	7.0%

The carrying amounts of the liability and equity components of the notes were as follows (in thousands):

	June 30,	December 31,
	2011	2010

Carrying amount of the equity component	$—	$16,318

Principal balance of the liability component	$—	$105,574
Less: unamortized discount	—	4,436
Net carrying value of the liability component	$—	$101,138

Mortgage Payable

We also have a mortgage payable, with approximately $2.8 million outstanding at June 30, 2011. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage at June 30, 2011 was approximately $3.0 million.

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of June 30, 2011 and December 31, 2010, are as follows (in millions):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Treasury bills	$149.6	$—	$—	$149.6
FDIC insured corporate bonds	128.0	—	—	128.0
Commercial paper	102.9	52.5	—	155.4
Money market instruments	—	2.8	—	2.8
Derivative instrument	—	—	—	—
Total	$380.5	$55.3	$—	$435.8

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Treasury bills	$136.2	$79.5	$—	$215.7
FDIC insured corporate bonds	129.4	—	—	129.4
Commercial paper	128.6	62.8	—	191.4
Money market instruments	—	0.6	—	0.6
Derivative instrument	—	0.3	—	0.3
Total	$394.2	$143.2	$—	$537.4

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

The major categories of assets and liabilities measured on a nonrecurring basis, at fair value, as of June 30, 2011 and December 31, 2010, are as follows (in millions):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Property,plant and equipment, net	$—	$—	$62.4	$62.4
Goodwill	—	—	67.1	67.1
Intangible assets, net	—	—	28.4	28.4
Restructuring liability	—	—	11.6	11.6
Total	$—	$—	$169.5	$169.5

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Property,plant and equipment, net	$—	$—	$42.3	$42.3
Goodwill	—	—	52.0	52.0
Intangible assets, net	—	—	16.9	16.9
Restructuring liability	—	—	(1.0)	(1.0)
Total	$—	$—	$110.2	$110.2

Note 9— Other Matters

Solar Asset Impairment and Related Charges

On July 28, 2011, we announced a plan to discontinue our CIGS solar systems business. The action, which is expected to impact approximately 80 employees, was in response to the dramatically reduced cost of mainstream solar technologies driven by significant reductions in prices, large industry investment, a lower than expected end market acceptance for CIGS technology and technical barriers in scaling CIGS. As a result, during the second quarter of 2011, we recorded charges totaling $50.7 million, which included an asset impairment charge totaling $6.2 million, an inventory write-off totaling $33.4 million and a charge to settle contracts totaling $11.1 million. The inventory write-off is included in cost of sales in the accompanying Condensed Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We make equipment to develop and manufacture light emitting diodes (“LEDs”), solar panels, hard-disk drives and other devices. We have leading technology positions in our two segments: LED & Solar and Data Storage.

In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems and thermal deposition sources which we sell to manufacturers of high brightness LEDs (“HB LED”) and solar panels, as well as to scientific research customers. On July 28, 2011 we announced a plan to discontinue our Copper, Indium, Gallium, Selenide (“CIGS”) solar systems business.

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

Highlights of the Second Quarter of 2011

•                  Revenue was $264.8 million, a 20% increase from the second quarter of 2010.

•                  Orders were $310.8 million, flat compared to the second quarter of 2010.

•                  Net income from continuing operations was $19.2 million, or $0.47 per share, compared to $49.9 million, or $1.15 per share, in the second quarter of 2010. 2011 results were negatively effected by a $33.4 million inventory write-off, a restructuring charge of $11.1 million and a $6.2 million asset impairment in our CIGS solar systems business.

•                  Gross margins were 37.8%, compared to 44.6% in the second quarter of 2010, primarily resulting from the $33.4 million inventory write-off in our CIGS solar systems business.

Third Quarter and Full Year 2011 Outlook

Veeco’s third quarter 2011 revenue is currently forecasted to be between $235 and $285 million.  Earnings per share are currently forecasted to be between $0.92 and $1.32.

Quoting activity in MOCVD remains active and we are experiencing extremely positive customer reaction to MaxBright.  MOCVD order patterns will continue to fluctuate from quarter to quarter depending upon the timing of customer deposits.  In the short term, orders will likely be impacted by several headwinds that have been widely reported including weak near-term LED industry end market demand and global macro economic concerns.  We therefore currently forecast that Veeco’s third quarter 2011 bookings will be lower than the record second quarter.

Veeco has decided to exit the CIGS solar systems business in the third quarter. The cost of mainstream solar technologies have fallen rapidly driven by huge reductions in prices and large industry investment, and there has been a lower than expected end market acceptance for CIGS technology. While CIGS remains an important technology, we have determined that the timeframe and cost to successful commercialization are not acceptable to Veeco. We expect to treat the CIGS solar systems business, which operated at a loss, as a discontinued operation during the third quarter.

Veeco’s full year 2011 guidance remains unchanged at greater than $1 billion in revenues. We are confident that the Company can perform well during any short-term fluctuations in business thanks to our variable cost model and strong cash position.

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

Results of Operations:

Three Months Ended June 30, 2011 and 2010

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

The following table shows our Condensed Consolidated Statements of Income, percentages of sales, and comparisons between the three months ended June 30, 2011 and 2010 (dollars in thousands):

					Dollar and
	Three months ended				Percentage
	June 30,				Change
	2011		2010		Year to Year
Net sales	$264,815	100.0%	$221,389	100.0%	$43,426	19.6%
Cost of sales	164,747	62.2	122,589	55.4	42,158	34.4
Gross profit	100,068	37.8	98,800	44.6	1,268	1.3
Operating expenses (income):
Selling, general and administrative	28,838	10.9	20,557	9.3	8,281	40.3
Research and development	28,831	10.9	16,600	7.5	12,231	73.7
Amortization	1,489	0.6	1,238	0.6	251	20.3
Restructuring	11,125	4.2	—	—	11,125	*
Asset impairment	6,211	2.3	—	—	6,211	*
Other, net	(95)	(0.0)	525	0.2	(620)	*
Total operating expenses	76,399	28.8	38,920	17.6	37,479	96.3
Operating income	23,669	8.9	59,880	27.0	(36,211)	(60.5)
Interest expense, net	86	0.0	1,762	0.8	(1,676)	(95.1)
Loss on extinguishment of debt	3,045	1.1	—	—	3,045	*
Income from continuing operations before income taxes	20,538	7.8	58,118	26.3	(37,580)	(64.7)
Income tax provision	1,326	0.5	8,188	3.7	(6,862)	(83.8)
Income from continuing operations	19,212	7.3	49,930	22.6	(30,718)	(61.5)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(397)	(0.1)	3,895	1.8	(4,292)	*
Income tax (benefit) provision	(391)	(0.1)	1,432	0.6	(1,823)	*
(Loss) income from discontinued operations	(6)	(0.0)	2,463	1.1	(2,469)	*

Net income	$19,206	7.3%	$52,393	23.7%	$(33,187)	(63.3)%

* Not Meaningful

Net Sales and Orders

Net sales of $264.8 million for the three months ended June 30, 2011 were up 19.6% compared to the prior year period. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three months ended		Dollar and Percentage		Three months ended		Dollar and Percentage		Book to Bill
	June 30,		Change		June 30,		Change		Ratio
	2011	2010	Year to Year		2011	2010	Year to Year		2011	2010
Segment Analysis
LED & Solar	$219,135	$185,647	$33,488	18.0%	$273,282	$260,439	$12,843	4.9%	1.25	1.40
Data Storage	45,680	35,742	9,938	27.8	37,546	50,025	(12,479)	(24.9)	0.82	1.40
Total	$264,815	$221,389	$43,426	19.6%	$310,828	$310,464	$364	0.1%	1.17	1.40
Regional Analysis
Americas	$32,390	$22,561	$9,829	43.6%	$25,618	$22,640	$2,978	13.2%	0.79	1.00
Europe, Middle East and Africa (“EMEA”)	20,955	16,581	4,374	26.4	15,710	18,502	(2,792)	(15.1)	0.75	1.12
Asia Pacific (“APAC”)
China	169,136	20,399	148,737	729.1	215,644	139,584	76,060	54.5	1.27	6.84
Taiwan	11,804	12,293	(489)	(4.0)	17,794	23,422	(5,628)	(24.0)	1.51	1.91
Korea	7,846	124,099	(116,253)	(93.7)	9,298	72,123	(62,825)	(87.1)	1.19	0.58
Other APAC	22,684	25,456	(2,772)	(10.9)	26,764	34,193	(7,429)	(21.7)	1.18	1.34
APAC	211,470	182,247	29,223	16.0	269,500	269,322	178	0.1	1.27	1.48
Total	$264,815	$221,389	$43,426	19.6%	$310,828	$310,464	$364	0.1%	1.17	1.40

Sales increased in both segments for the three months ended June 30, 2011 compared to the prior year period. LED & Solar sales were up 18.0% from the prior year period primarily due strong customer acceptance. Data Storage segment sales were up 27.8% from the prior year period due to an increase in capital spending by data storage customers for capacity and technology buys. By region, net sales increased by 16.0% in the APAC region, primarily due to MOCVD sales to HB LED customers. Sales in the Americas and EMEA also increased 43.6% and 26.4%, respectively, related to an increase in sales in our Data Storage segment. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders for the three months ended June 30, 2011 remained flat from the prior year period. By segment, the 4.9% increase in orders for LED & Solar was principally related to higher MBE orders. The 24.9% decrease in Data Storage orders resulted from the timing of equipment purchases by our data storage customers.

Our book-to-bill ratio for the three months ended June 30, 2011, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.17 to 1. Our backlog as of June 30, 2011 was $558.2 million, compared to $555.0 million as of December 31, 2010. During the three months ended June 30, 2011, we experienced net backlog adjustments of $18.5 million. The adjustment consisted primarily of a $19.6 million decrease in backlog from our CIGS solar business, partially offset by an increase in backlog of $1.0 million primarily related to our acquisition (see Note 2 to our Condensed Consolidated Financial Statements). We also experienced a positive adjustment related to foreign currency translation of $0.7 million. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of June 30, 2011, we had customer deposits and advanced billings of $114.9 million.

Gross Profit

Gross profit, as a percentage of net sales, for the three months ended June 30, 2011, was 37.8%, compared to 44.6% in the prior year period. Gross margins, without the $33.4 million inventory write-off in our CIGS solar systems business, increased to 50.4% from 44.6% in the prior year period. LED & Solar gross margins decreased to 35.1% from 43.9%, primarily resulting from the inventory write-off in our CIGS solar systems business (see Note 9 to our Condensed Consolidated Financial Statements), partially offset by a favorable product mix. LED & Solar gross margins, without the inventory write-off, increased to 50.4% from 43.9% in the prior year period. Data Storage gross margins increased to 50.5% from 48.5%, driven primarily by increased sales volume.

Operating Expenses

Selling, general and administrative expenses increased by $8.3 million, or 40.3%, from the prior year period and increased as a percentage of net sales from 9.3% for the three months ended June 30, 2010 to 10.9% in the current period. The increase was primarily due to higher salary and related expenses, professional fees, equity-based compensation and travel and entertainment expenses associated with the significant increase in business activity in our LED & Solar segment.

Research and development expenses increased $12.2 million from the prior year period and increased as a percentage of net sales from 7.5% for the three months ended June 30, 2010 to 10.9% in the current period. The dollar increase was primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment, primarily in our MOCVD business.

During the three months ended June 30, 2011, we recorded a restructuring charge of $11.1 million and an asset impairment charge of $6.2 million (see Note 9 to our Condensed Consolidated Financial Statements).

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended June 30, 2011, the Company had an effective tax rate of 6.5% and recorded a provision for income taxes of $1.3 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, the generation of research and development tax credits, restructuring charges, asset impairment charges and an income tax benefit related to the manufacturer’s deduction under IRC Section 199.

For the three months ended June 30, 2010, the Company had an effective tax rate of 14.1% and recorded a provision for income taxes of $8.2 million from continuing operations. The effective tax rate was lower than the statutory tax rate as a significant portion of the Company’s deferred tax assets became realizable based on operating results for 2010.

Results of Operations:

Six months Ended June 30, 2011 and 2010

The following table shows our Condensed Consolidated Statements of Income, percentages of sales, and comparisons between the six months ended June 30, 2011 and 2010 (dollars in thousands):

					Dollar and
	Six months ended				Percentage
	June 30,				Change
	2011		2010		Year to Year
Net sales	$519,491	100.0%	$356,139	100.0%	$163,352	45.9%
Cost of sales	290,091	55.8	200,599	56.3	89,492	44.6
Gross profit	229,400	44.2	155,540	43.7	73,860	47.5
Operating expenses (income):
Selling, general and administrative	52,771	10.2	38,283	10.7	14,488	37.8
Research and development	53,413	10.3	29,556	8.3	23,857	80.7
Amortization	2,624	0.5	2,476	0.7	148	6.0
Restructuring	11,125	2.1	(179)	(0.1)	11,304	*
Asset impairment	6,211	1.2	—	—	6,211	*
Other, net	(82)	(0.0)	350	0.1	(432)	*
Total operating expenses	126,062	24.3	70,486	19.8	55,576	78.8
Operating income	103,338	19.9	85,054	23.9	18,284	21.5
Interest expense, net	1,385	0.3	3,544	1.0	(2,159)	(60.9)
Loss on extinguishment of debt	3,349	0.6	—	—	3,349	*
Income from continuing operations before income taxes	98,604	19.0	81,510	22.9	17,094	21.0
Income tax provision	26,309	5.1	8,755	2.5	17,554	200.5
Income from continuing operations	72,295	13.9	72,755	20.4	(460)	(0.6)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(895)	(0.2)	7,857	2.2	(8,752)	*
Income tax (benefit) provision	(448)	(0.1)	2,175	0.6	(2,623)	*
(Loss) income from discontinued operations	(447)	(0.1)	5,682	1.6	(6,129)	*
Net income	$71,848	13.8%	$78,437	22.0%	$(6,589)	(8.4)%

* Not Meaningful

Net Sales and Orders

Net sales of $519.5 million for the six months ended June 30, 2011 were up 45.9% compared to the prior year period. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Six months ended		Dollar and Percentage		Six months ended		Dollar and Percentage		Book to Bill
	June 30,		Change		June 30,		Change		Ratio
	2011	2010	Year to Year		2011	2010	Year to Year		2011	2010
Segment Analysis
LED & Solar	$433,833	$297,152	$136,681	46.0%	$471,547	$472,102	$(555)	(0.1)%	1.09	1.59
Data Storage	85,658	58,987	26,671	45.2	70,161	76,397	(6,236)	(8.2)	0.82	1.30
Total	$519,491	$356,139	$163,352	45.9%	$541,708	$548,499	$(6,791)	(1.2)%	1.04	1.54
Regional Analysis
Americas	$61,644	$42,570	$19,074	44.8%	$46,817	$49,110	$(2,293)	(4.7)%	0.76	1.15
EMEA	36,404	32,437	3,967	12.2	25,100	47,933	(22,833)	(47.6)	0.69	1.48
APAC
China	340,298	43,595	296,703	680.6	358,573	173,895	184,678	106.2	1.05	3.99
Taiwan	33,379	28,076	5,303	18.9	53,858	45,237	8,621	19.1	1.61	1.61
Korea	11,109	174,413	(163,304)	(93.6)	10,934	189,628	(178,694)	(94.2)	0.98	1.09
Other APAC	36,657	35,048	1,609	4.6	46,426	42,696	3,730	8.7	1.27	1.22
APAC	421,443	281,132	140,311	49.9	469,791	451,456	18,335	4.1	1.11	1.61
Total	$519,491	$356,139	$163,352	45.9%	$541,708	$548,499	$(6,791)	(1.2)%	1.04	1.54

Sales increased in both segments for the six months ended June 30, 2011 compared to the prior year period. LED & Solar sales were up 46.0% from the prior year period primarily due to increases in shipments (shipments in our MOCVD business increased by 30.8% during the six months ended June 30, 2011 from the prior year period) from higher end user demand for general illumination and continued strong customer. Data Storage segment sales were up 45.2% from the prior year period due to an increase in capital spending by data storage customers for capacity and technology buys. By region, net sales increased by 49.9% in the APAC region, primarily due to MOCVD sales to HB LED customers. Sales in the Americas and EMEA also increased 44.8% and 12.2%, respectively, related to an increase in sales in our Data Storage segment. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders for the six months ended June 30, 2011 decreased slightly by 1.2% from the prior year period. By segment, LED & Solar orders remained flat and the 8.2% decrease in Data Storage orders resulted from the timing of equipment purchases by data storage customers.

Our book-to-bill ratio for the six months ended June 30, 2011 was 1.04 to 1. Our backlog as of June 30, 2011 was $558.2 million, compared to $555.0 million as of December 31, 2010. During the six months ended June 30, 2011, we experienced a net backlog adjustment of approximately $19.6 million. The adjustment consisted of a $19.6 million decrease in backlog related to our CIGS solar products and $1.4 million related to miscellaneous order adjustments, partially offset by an increase in backlog of $1.4 million primarily related to our acquisition. During the six months ended June 30, 2011, we had a positive adjustment related to foreign currency translation of $0.7 million. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of June 30, 2011, we had customer deposits and advanced billings of $114.9 million.

Gross Profit

Gross profit, as a percentage of net sales, for the six months ended June 30, 2011, was 44.2%, compared to 43.7% in the prior year period. Gross margins, without the $33.4 million inventory write-off in our CIGS solar systems business, increased to 50.4% from 43.7% in the prior year period. LED & Solar gross margins decreased to 42.7% from 43.4% primarily resulting from the inventory write-off in our CIGS solar systems business, partially offset by an increase sales volume and a favorable product mix. LED & Solar gross margins, without the inventory write-off, increased to 50.1% from 43.4% in the prior year period. Data Storage gross margins increased to 52.0% from 44.9%, driven primarily by increased sales volume.

Operating Expenses

Selling, general and administrative expenses increased by $14.5 million, or 37.8%, from the prior year period and remained flat as a percentage of sales. The dollar increase was primarily due to higher salary and related expenses, professional fees, equity-based compensation and travel and entertainment expenses associated primarily with the significant increase in business activity in our LED & Solar segment.

Research and development expenses increased $23.9 million from the prior year period and increased as a percentage of net sales from 8.3% for the six months ended June 30, 2010 to 10.3% in the current period. The dollar increase was primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment, primarily in our MOCVD business.

During the six months ended June 30, 2011, we recorded a restructuring charge of $11.1 million and an asset impairment charge of $6.2 million (see Note 9 to our Condensed Consolidated Financial Statements).

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the six months ended June 30, 2011, the Company had an effective tax rate of 26.7% and recorded a provision for income taxes of $26.3 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, the generation of research and development tax credits, restructuring charges, asset impairment charges and an income tax benefit related to the manufacturer’s deduction under IRC Section 199.

For the six months ended June 30, 2010, the Company had an effective tax rate of 10.8% and recorded a provision for income taxes of $8.8 million from continuing operations. The effective tax rate was lower than the statutory tax rate as a significant portion of the Company’s deferred tax assets became realizable based on operating results for 2010.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and repayment of debt. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the six months ended June 30, 2011 and 2010, respectively, is as follows (in thousands):

	Six months ended
	June 30,
	2011	2010
Net income	$71,848	$78,437
Net cash provided by operating activities	$75,312	$109,018
Net cash (used in) provided by investing activities	(24,755)	75,486
Net cash (used in) provided by financing activities	(99,750)	30,110
Effect of exchange rate changes on cash and cash equivalents	1,729	(1,803)
Net (decrease) increase in cash and cash equivalents	(47,464)	212,811
Cash and cash equivalents at beginning of period	245,132	148,500
Cash and cash equivalents at end of period	$197,668	$361,311

Cash provided by operations during the six months ended June 30, 2011 was $75.3 million compared to $109.0 million during the six months ended June 30, 2010. The $75.3 million cash provided by operations in 2011 included adjustments to the $71.8 million of net income for non-cash items. The adjustments consisted of $7.0 million of depreciation and amortization, $7.2 million of non-cash equity-based compensation expense, $11.1 million of restructuring, $1.3 million of amortization of debt discount, $6.2 million of asset impairment, $33.4 million of inventory write-offs, $6.7 million of deferred income taxes, $3.3 million loss on extinguishment of debt and $0.3 million of other, net, partially offset by $7.3 million of excess tax benefits from stock option exercises. Net cash provided by operations was negatively impacted by a net $61.6 million of changes in operating assets and liabilities, which included a $26.2 million increase in inventories, a $30.1 million increase in income taxes receivable, an $11.8 million increase in prepaid and other current assets, an $3.3 million decrease in accrued expenses, principally resulting from the payout of bonuses and profit sharing during the first half of 2011, a $0.5 million increase in supplier deposits, a $0.7 million increase in other assets and a $44.7 million decrease in income taxes payable partially offset by a $23.8 million decrease in accounts receivable and a $27.7 million increase in accounts payable. Cash provided by operations during the six months ended June 30, 2010 was $109.0 million and included adjustments to the $78.4 million net income for non-cash items. The adjustments consisted of $6.6 million of depreciation and amortization, $4.4 million of non-cash stock-based compensation expense, $1.5 million of amortization of debt discount and $3.9 million of other, net, partially offset by $4.8 million of deferred income taxes. Net cash provided by operations in 2010 was favorably impacted by a net $19.0 million of changes in operating assets and liabilities.

Cash used in investing activities of $24.8 million during the six months ended June 30, 2011, consisted primarily of $361.1 million of purchases of short-term investments, $31.3 million of capital expenditures and $28.3 million of payments for net assets of businesses acquired, partially offset by proceeds of $374.2 million from the sale of short-term investments and $21.6 million of transfers from restricted cash. Cash provided by investing activities of $75.5 million for the six months ended June 30, 2010, consisted primarily of $160.1 million of proceeds from the maturity of CDARs, partially offset by $78.5 million of purchases of short-term investments and $5.9 million of capital expenditures.

Cash used in financing activities of $99.8 million during the six months ended June 30, 2011, consisted primarily of $105.7 million of repayments of long-term debt, $7.8 million of purchases of treasury stock and $2.7 million of restricted stock tax withholdings, partially offset by $9.1 million of cash proceeds from stock option exercises and $7.3 million excess tax benefits from stock options exercises. Cash provided by financing activities of $30.1 million during the six months ended June 30, 2010, consisted of $33.1 million from stock option exercises partially offset by $2.9 million of restricted stock tax withholdings.

During the first quarter of 2011, at the option of the holders, $7.5 million of notes were tendered for conversion at a price of $45.95 per share, calculated as defined in the indenture relating to the notes, in a net share settlement. As a result, we paid the principal amount of $7.5 million in cash and issued 111,318 shares of our common stock. We recorded a loss on extinguishment totaling $0.3 million related to these transactions.

During the second quarter of 2011, we issued a notice of redemption on the outstanding principal balance of notes outstanding. As a result, at the option of the holders, the notes were tendered for conversion at a price of $50.59 per share, calculated as defined in the indenture relating to the notes, in a net share settlement. As a result, we paid the principal amount of $98.1 million in cash and issued 1,660,095 shares of our common stock. We recorded a loss on extinguishment totaling $3.0 million related to these transactions.

On April 4, 2011, we purchased a privately-held company which supplies certain components to our business for $28.3 million in cash.

As of June 30, 2011, we had $54.5 million of restricted cash consisting of $22.9 million that relates to the proceeds received from the sale of our Metrology segment. This cash is held in escrow and is restricted from use for one year from the closing date of the transaction to secure potential losses, if any, arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. Additionally, we also had restricted cash consisting of $31.6 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

On July 28, 2011, we announced a plan to discontinue our CIGS solar systems business. The action, which is expected to impact approximately 80 employees, was in response to the dramatically reduced cost of mainstream solar technologies driven by significant reductions in silicon prices, large industry investment, a lower than expected end market acceptance for CIGS technology and technical barriers in scaling CIGS. As a result, during the third quarter of 2011 we expect to pay amounts for employee severance, contract settlements and other restructuring activities which are estimated to be between $21 million and $28 million.

We believe that existing cash balances together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

Common Stock Repurchase Program

During the six months ended June 30, 2011, we purchased 165,288 shares for $7.8 million (including transaction costs) under the program at an average cost of $46.91 per share. At June 30, 2011, there remained $154.1 million of authorization for future repurchases.

Subsequent to quarter end, through July 26, 2011, we have purchased 1,703,628 shares for $71.9 million (including transaction costs) under the program at an average cost of $42.21 per share.

Contractual Obligations

There have been significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10-K.

The table below shows the current commitments outstanding as of June 30, 2011:

	Payments due by period
Contractual Cash Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,883	$229	$516	$604	$1,534
Interest on debt	1,060	110	382	298	270
Operating leases	9,464	3,915	4,083	1,236	230
Letters of credit and bank guarantees	55,837	55,837	—	—	—
Purchase commitments	176,244	176,244	—	—	—
	$245,488	$236,335	$4,981	$2,138	$2,034

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

Recent Accounting Pronouncements

Comprehensive Income: In June 2011, the FASB issued amended guidance related to Comprehensive Income. This amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

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

In May 2011, the FASB issued amended guidance related to Fair Value Measurements. This amendment represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in this amendment, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 87.8% and 88.1% of our total net sales for the three and six months ended June 30, 2011, respectively, and 89.8% and 88.0% for the comparable 2010 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 1.0% and 1.4% of our total net sales for the three and six months ended June 30, 2011  respectively, and 3.0% and 2.8% for the comparable 2010 periods.

The aggregate foreign currency exchange (loss) gain included in determining the condensed consolidated results of operations was approximately $(0.1) million and ($0.4) million during the three and six months ended June 30, 2011, respectively and approximately $(0.5) million and $(0.4) million during the three and six months ended June 30, 2010, respectively. Included in the aggregate foreign currency exchange gain were gains related to forward contracts of $0.3 million and $0.8 million during the three and six months ended June 30, 2011, respectively and $0.1 million during the three and six months ended June 30, 2010. These amounts were recognized and are included in Other, net in the accompanying condensed consolidated statements of income.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The changes in currency exchange rates that have the largest impact on translating our international operating profit (loss) are the Japanese Yen and the Euro. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three and six months ended June 30, 2011 were approximately $20.5 and $17.4 million, respectively.

As of June 30, 2011, less then $0.1 million of losses related to forward contracts were included in accrued expenses and other current liabilities and were subsequently paid in July 2011. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2011. Monthly forward contracts with a notional amount of $3.9 million, entered into in June 2011 for July 2011, will be settled in August 2011. The fair value of the contracts at inception was zero, which did not significantly change at June 30, 2011.

We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the condensed consolidated results of operations. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Assuming second quarter 2011 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q, in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II — Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, except for the following.

We may be adversely affected by the tightening of China’s credit market.

Approximately 66% and 29% of our revenues were generated in China for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  Tightening macroeconomic measures and monetary policies adopted by the PRC government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation may limit the availability of financing to our customers or delay the timing of financing to our customers, which could result in a delay in shipments (and associated revenues) conditioned on such financing as well as a decrease in our revenues and could have a material adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the conversion of $98.1 million of notes at a price of $50.59 per share, calculated as defined in the indenture relating to the notes, in a net share settlement, during the second quarter, we paid the principal amount of $98.1 million in cash and issued 1,660,095 shares of our common stock in transactions exempt from registration on the basis of Section 3(a)(9) under the Securities Act. The shares were issued pursuant to the terms of notes issued in 2007 under Section 3(a)(9) under the Securities Act.

The following table contains the Company’s stock repurchases of equity securities in the second quarter of 2011:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Fiscal month of June 2011 (June 6, 2011 - July 3, 2011) (2)	165,288	46.91	1,283,888	154,148,086

(1)

On August 24, 2010, we announced that our Board of Directors had authorized the repurchase of up to $200 million of our common stock until August 26, 2011. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion.

(2)	There were no repurchases during the fiscal months of April and May.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Veeco 2011 Management Bonus Plan, dated January 26, 2011	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
99.1	Notice of Redemption, dated April 25,2011	Current Report on form 8-K filed April 25, 2011, Exhibit 99.3
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*	Filed herewith
**	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 1, 2011

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler
Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Veeco 2011 Management Bonus Plan, dated January 26, 2011	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
99.1	Notice of Redemption, dated April 25,2011	Current Report on form 8-K filed April 25, 2011, Exhibit 99.3
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*	Filed herewith
**	Filed herewith electronically