Form 10-Q
period 2011-09-30
VEECO INSTRUMENTS INC
filed 2011-10-31
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

38,717,199 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on October 25, 2011.

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

•                  Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$267,959	$277,094	$787,450	$631,130
Cost of sales	143,025	139,711	396,204	336,828
Gross profit	124,934	137,383	391,246	294,302
Operating expenses (income):
Selling, general and administrative	23,569	23,303	73,966	59,326
Research and development	26,404	15,250	69,927	39,121
Amortization	1,277	928	3,519	2,785
Restructuring	—	—	—	(179)
Other, net	(199)	(267)	(227)	184
Total operating expenses	51,051	39,214	147,185	101,237
Operating income	73,883	98,169	244,061	193,065
Interest (income) expense, net	(244)	1,637	1,141	5,182
Loss on extinguishment of debt	—	—	3,349	—
Income from continuing operations before income taxes	74,127	96,532	239,571	187,883
Income tax provision	21,510	2,845	72,657	14,130
Income from continuing operations	52,617	93,687	166,914	173,753

Discontinued operations:
Loss from discontinued operations before income taxes	(23,839)	(10,831)	(91,574)	(12,815)
Income tax benefit	(7,085)	(3,307)	(32,371)	(3,662)
Loss from discontinued operations	(16,754)	(7,524)	(59,203)	(9,153)

Net income	35,863	86,163	107,711	164,600
Net loss attributable to noncontrolling interest	—	—	—	—
Net income	$35,863	$86,163	$107,711	$164,600

Income (loss) per common share:
Basic:
Continuing operations	$1.34	$2.35	$4.16	$4.40
Discontinued operations	(0.43)	(0.19)	(1.48)	(0.23)
Income	$0.91	$2.16	$2.68	$4.17
Diluted :
Continuing operations	$1.31	$2.22	$3.98	$4.12
Discontinued operations	(0.41)	(0.18)	(1.41)	(0.21)
Income	$0.90	$2.04	$2.57	$3.91

Weighted average shares outstanding:
Basic	39,335	39,946	40,132	39,508
Diluted	40,069	42,258	41,941	42,175

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$35,863	$86,163	$107,711	$164,600
Other comprehensive income (loss), net of tax
Foreign currency translation	70	985	1,227	160
Unrealized (loss) gain on available-for-sale securities	(127)	252	93	252
Comprehensive income	$35,806	$87,400	$109,031	$165,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,236	$245,132
Short-term investments	212,727	394,180
Restricted cash	22,901	76,115
Accounts receivable, net	115,168	150,528
Inventories	127,518	108,487
Prepaid expenses and other current assets	60,107	34,328
Assets held for sale	2,341	—
Deferred income taxes	6,975	13,803
Total current assets	760,973	1,022,573

Property, plant and equipment at cost, net	76,232	42,320
Goodwill	56,271	52,003
Deferred income taxes	2,998	9,403
Intangible assets, net	27,097	16,893
Other assets	10,652	4,842
Total assets	$934,223	$1,148,034
Liabilities and equity
Current liabilities:
Accounts payable	$44,784	$32,220
Accrued expenses and other current liabilities	135,003	183,010
Deferred profit	5,911	4,109
Income taxes payable	4,446	56,369
Liabilities of discontinued segment held for sale	5,359	5,359
Current portion of long-term debt	243	101,367
Total current liabilities	195,746	382,434

Long-term debt	2,470	2,654
Other liabilities	755	434

Total equity	735,252	762,512

Total liabilities and equity	$934,223	$1,148,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Operating activities
Net income	$107,711	$164,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,291	8,339
Amortization of debt discount	1,260	2,269
Non-cash equity-based compensation	9,472	6,222
Non-cash restructuring	—	(179)
Loss on extinguishment of debt	3,349	—
Deferred income taxes	6,800	(37,850)
Excess tax benefits from stock option exercises	(8,601)	—
Discontinued operations	44,381	9,444
Changes in operating assets and liabilities:
Accounts receivable	36,222	(61,499)
Inventories	(32,639)	(24,579)
Prepaid expenses and other current assets	(32,645)	(2,159)
Accounts payable	12,494	19,908
Accrued expenses, deferred profit and other current liabilities	(49,685)	95,742
Income taxes payable	(43,023)	43,205
Other, net	(4,292)	(23,889)
Discontinued operations	—	(11,703)
Net cash provided by operating activities	60,095	187,871
Investing activities
Capital expenditures	(47,516)	(8,023)
Payments for net assets of businesses acquired	(28,273)	—
Transfers from (to) restricted cash	53,216	(31,581)
Proceeds from the maturity of CDARS	—	213,641
Proceeds from sales of short-term investments	667,216	11,013
Payments for purchases of short-term investments	(486,639)	(246,514)
Other	110	1,695
Net cash provided by (used in) investing activities	158,114	(59,769)
Financing activities
Proceeds from stock option exercises	9,975	36,060
Restricted stock tax withholdings	(2,919)	(2,898)
Excess tax benefits from stock option exercises	8,601	—
Purchases of treasury stock	(162,077)	(31,602)
Repayments of long-term debt	(105,745)	(157)
Net cash (used in) provided by financing activities	(252,165)	1,403
Effect of exchange rate changes on cash and cash equivalents	2,060	139
Net (decrease) increase in cash and cash equivalents	(31,896)	129,644
Cash and cash equivalents at beginning of year	245,132	148,500
Cash and cash equivalents at end of year	$213,236	$278,144

Non-cash investing and financing activities
Transfers from property, plant and equipment to inventory	$—	$1,114
Transfers from inventory to property, plant and equipment	—	850
Sale of property, plant and equipment with note receivable	—	140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Income Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	39,335	39,946	40,132	39,508
Dilutive effect of stock options and restricted stock	734	1,301	983	1,540
Dilutive effect of convertible notes	—	1,011	826	1,127
Diluted weighted average shares outstanding	40,069	42,258	41,941	42,175

Basic income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. For the three and nine months ended September 30, 2011 and 2010, no shares were excluded from the computation of diluted weighted average shares outstanding.

During the second quarter of 2011, the entire outstanding principal balance of our convertible debt was converted, with the principal amount paid in cash and the conversion premium paid in shares. The convertible notes met the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, since we had the ability and the intent to settle the principal amount of the notes in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the nine months ended September 30, 2011, had a dilutive effect of 0.8 million common equivalent shares and for the three and nine months ended September 30, 2010, had a diluted effect of 1.0 million and 1.1 million common equivalent shares, respectively. The effect of the assumed converted shares is dependent on the stock price at the time of the conversion. See Note 7 for further details on our debt.

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

The aggregate foreign currency exchange (loss) gain included in determining the condensed consolidated results of operations was approximately $(0.2) million and $(0.7) million during the three and nine months ended September 30, 2011, respectively and approximately $0.1 million and $(0.3) million during the three and nine months ended September 30, 2010, respectively. Included in the aggregate foreign currency exchange (loss) gain were (losses) gains related to forward contracts of $(0.3) million and $0.5 million during the three and nine months ended September 30, 2011, respectively and $(0.1) million and less than $(0.1) million during the three and nine months ended September 30, 2010, respectively. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

As of September 30, 2011, $0.1 million of losses related to forward contracts were included in accrued expenses and other current liabilities and were subsequently paid in October 2011. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2011. Monthly forward contracts with a notional amount of $1.4 million, entered into in September 2011 for October 2011, will be settled in October 2011.

The weighted average notional amount of derivative contracts outstanding during the three and nine months ended September 30, 2011 were approximately $4.6 million and $13.2 million, respectively.

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

Note 3 — Discontinued Operations

Copper, Indium, Gallium, Selenide (“CIGS”) Solar Systems Business

On July 28, 2011, we announced a plan to discontinue our CIGS solar systems business. The action, which was completed on September 27, 2011 and impacted approximately 80 employees, was in response to the dramatically reduced cost of mainstream solar technologies driven by significant reductions in prices, large industry investment, a lower than expected end market acceptance for CIGS technology and technical barriers in scaling CIGS. This business was previously included as part of our LED & Solar segment.

Accordingly, the results of operations for the CIGS solar systems business have been recorded as discontinued operations in the accompanying Condensed Consolidated Statements of Income for all periods presented. During the nine months ended September 30, 2011, total discontinued operations include charges totaling $69.8 million. These charges include an asset impairment charge totaling $6.2 million, a goodwill write-off of $10.8 million, an inventory write-off totaling $27.0 million, charges to settle contracts totaling $22.1 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million. During the three months ended September 30, 2011, total discontinued operations include charges totaling $19.0 million. These charges include a goodwill write-off totaling $10.8 million, a charge to settle contracts totaling $11.0 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million, partially offset by a $6.5 million recovery of cost relating to inventory written-off during the second quarter.

Metrology Divestiture

On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker Corporation (“Bruker”) comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology’s operating results were accounted for as discontinued operations and the related assets and liabilities were classified as held for sale. The sales transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. The Company recorded a liability to defer the gain of $5.4 million on disposal related to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds is held in escrow and is restricted from use for one year from the closing date of the transaction to secure potential specified losses, if any, arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. As of October 6, 2011 the restriction relating to the escrowed proceeds of $22.9 million was released.

Summary information related to discontinued operations is as follows (in thousands):

	Three months ended
	September 30, 2011			September 30, 2010
	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total

Net sales	$—	$—	$—	$—	$31,880	$31,880
Cost of sales	(6,449)	—	(6,449)	1,901	16,257	18,158
Gross profit	6,449	—	6,449	(1,901)	15,623	13,722
Total operating expenses	29,736	552	30,288	4,619	19,934	24,553
Operating loss	$(23,287)	$(552)	$(23,839)	$(6,520)	$(4,311)	$(10,831)

Net loss from discontinued operations, net of tax	$(16,366)	$(388)	$(16,754)	$(2,583)	$(4,941)	$(7,524)

	Nine months ended
	September 30, 2011			September 30, 2010
	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total

Net sales	$—	$—	$—	$2,103	$92,011	$94,114
Cost of sales	30,904	—	30,904	5,383	47,822	53,205
Gross profit	(30,904)	—	(30,904)	(3,280)	44,189	40,909
Total operating expenses	59,224	1,446	60,670	13,081	40,643	53,724
Operating (loss) income	$(90,128)	$(1,446)	$(91,574)	$(16,361)	$3,546	$(12,815)

Net (loss) income from discontinued operations, net of tax	$(58,268)	$(935)	$(59,203)	$(9,894)	$741	$(9,153)

Liabilities of discontinued segment held for sale, totaling $5.4 million, as of September 30, 2011 and December 31, 2010, consist of the deferred gain related to the assets in China.

Note 4— Equity

Equity-based Compensation

Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over each employee’s requisite service period. The following compensation expense was included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Equity-based compensation expense	$2,951	$2,356	$9,472	$6,222

As a result of the discontinuance of our CIGS solar systems business, equity-based compensation expense related to Solar employees totaling $0.1 million and $0.7 million, and $0.3 million and $0.8 million has been classified as discontinued operations in determining the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, respectively.

As a result of the sale of our Metrology segment to Bruker, equity-based compensation expense related to Metrology employees totaling $4.9 million and $5.6 million has been classified as discontinued operations in determining the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, the total unrecognized compensation costs related to nonvested stock and stock option awards was $17.0 million and $14.8 million, respectively. The related weighted average period over which we expect that such unrecognized compensation costs will be recognized is approximately 3.2 years for nonvested stock awards and 2.0 years for option awards.

Stock Option and Restricted Stock Activity

A summary of our restricted stock awards including restricted stock units for the nine months ended September 30, 2011, is presented below:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	616	$19.06
Granted	279	51.11
Vested	(173)	14.33
Forfeited (including cancelled awards)	(87)	26.83
Nonvested at September 30, 2011	635	$33.36

A summary of our stock option awards for the nine months ended September 30, 2011, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	2,569	$19.71
Granted	368	50.65
Exercised	(638)	15.63
Forfeited (including cancelled options)	(141)	29.17
Outstanding at September 30, 2011	2,158	$25.56	$19,273	6.1
Options exercisable at September 30, 2011	1,006	$17.92	$12,482	4.6

Treasury Stock

On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock. This repurchase program was completed by August 19, 2011. Repurchases were made from time to time on the open market in accordance with applicable federal securities laws. During the three months ended September 30, 2011, we purchased 3,994,940 shares for $154.3 million (including transaction costs) under the program at an average cost of $38.63 per share. During the nine months ended September 30, 2011, we purchased 4,160,228 shares for $162.1 million (including transaction costs) under the program at an average cost of $38.96 per share. These stock repurchases are included as a reduction to Equity in the Condensed Consolidated Balance Sheet.

Note 5—Balance Sheet Information

Short-term Investments

Available-for-sale securities consist of the following (in thousands):

	September 30, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Commercial paper	$24,284	$6	$—	$24,290

FDIC insured corporate bonds	137,138	153	—	137,291

Treasury bills	51,116	30	—	51,146
Total available-for-sale securities	$212,538	$189	$—	$212,727

	December 31, 2010
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Commercial paper	$128,527	$61	$—	$128,588

FDIC insured corporate bonds	129,353	24	—	129,377

Treasury bills	136,203	12	—	136,215
Total available-for-sale securities	$394,083	$97	$—	$394,180

During the three and nine months ended September 30, 2011, available-for-sale securities were sold for total proceeds of $292.9 million and $667.2 million, respectively. The gross realized gains on these sales were $0.2 million and $0.4 million for the three and nine months ended September 30, 2011, respectively. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. Net unrealized holding (losses) gains on available-for-sale securities amounting to $(0.1) million and $0.1 million for the three and nine months ended September 30, 2011, respectively, have been included in accumulated other comprehensive income. During the three and nine months ended September 30, 2010, available-for-sale securities were sold for total proceeds of $11.0 million. The gross realized gains on these sales were minimal for the three and nine months ended September 30, 2010. Net unrealized holding gains on available-for-sale securities amounting to $0.2 million for the three and nine months ended September 30, 2010 have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at September 30, 2011, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$31,503

Due in 1–2 years	181,224
Total investments in debt securities	$212,727

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of September 30, 2011, we had $22.9 million of restricted cash relating to the proceeds received from the sale of our Metrology segment. This cash is held in escrow and is restricted from use for one year from the closing date of the transaction to secure potential losses, if any, arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. The restriction relating to the escrowed proceeds totaling $22.9 million from the sale of our Metrology segment was released on October 6, 2011.

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of September 30, 2011 and December 31, 2010.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$62,678	$49,953
Work in process	28,026	33,181
Finished goods	36,814	25,353
	$127,518	$108,487

Goodwill

Changes in our goodwill are as follows (in thousands):

Nine months ended
September 30,
2011
Beginning Balance	$52,003
Write-off (see Note 3)	(10,836)
Acquisition (see Note 2)	15,104
Ending Balance	$56,271

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

	Nine months ended
	September 30,
	2011	2010
Balance as of the beginning of period	$9,238	$6,675
Warranties issued during the period	7,935	7,242
Settlements made during the period	(6,870)	(4,906)
Balance as of the end of period	$10,303	$9,011

Note 6—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon two separate reporting segments that reflect the market focus of each business. The Light Emitting Diode (“LED”) & Solar segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems and thermal deposition sources. These systems are primarily sold to customers in the high-brightness LED (“HB LED”) and solar industries, as well as to scientific research customers. This segment has manufacturing, product development and marketing sites in Somerset, New Jersey and St. Paul, Minnesota. By the end of the third quarter, we discontinued our CIGS solar systems business located in Tewksbury, Massachusetts and Clifton Park, New York (see Note 3). The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition and dicing and slicing products sold primarily to customers in the data storage industry. This segment has manufacturing, product development and marketing sites in Plainview, New

York, Camarillo, California and Ft. Collins, Colorado.

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

The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2011 and 2010, respectively, and goodwill and total assets as of September 30, 2011 and December 31, 2010 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Three months ended September 30, 2011
Net sales	$233,865	$34,094	$—	$267,959
Segment profit (loss)	$72,815	$7,877	$(2,581)	$78,111
Interest, net	—	—	(244)	(244)
Amortization	924	353	—	1,277
Equity-based compensation	992	339	1,620	2,951
Income (loss) from continuing operations before income taxes	$70,899	$7,185	$(3,957)	$74,127
Three months ended September 30, 2010
Net sales	$242,613	$34,481	$—	$277,094
Segment profit (loss)	$97,904	$9,211	$(5,662)	$101,453
Interest, net	—	—	1,637	1,637
Amortization	487	383	58	928
Equity-based compensation	324	258	1,774	2,356
Income (loss) from continuing operations before income taxes	$97,093	$8,570	$(9,131)	$96,532

Nine months ended September 30, 2011
Net sales	$667,697	$119,753	$—	$787,450
Segment profit (loss)	$232,848	$33,158	$(8,954)	$257,052
Interest, net	—	—	1,141	1,141
Amortization	2,364	1,072	83	3,519
Equity-based compensation	2,567	999	5,906	9,472
Loss on extinguishment of debt	—	—	3,349	3,349
Income (loss) from continuing operations before income taxes	$227,917	$31,087	$(19,433)	$239,571
Nine months ended September 30, 2010
Net sales	$537,662	$93,468	$—	$631,130
Segment profit (loss)	$192,670	$21,382	$(12,159)	$201,893
Interest, net	—	—	5,182	5,182
Amortization	1,461	1,149	175	2,785
Equity-based compensation	939	781	4,502	6,222
Restructuring	—	(179)	—	(179)
Income (loss) from continuing operations before income taxes	$190,270	$19,631	$(22,018)	$187,883

	LED & Solar	Data Storage	Unallocated Corporate	Total
As of September 30, 2011
Goodwill	$56,271	$—	$—	$56,271
Total assets	$349,498	$58,089	$526,636	$934,223

As of December 31, 2010
Goodwill	$52,003	$—	$—	$52,003
Total assets	$323,096	$61,691	$763,247	$1,148,034

As of September 30, 2011 and December 31, 2010 unallocated corporate total assets were comprised principally of cash and cash equivalents, short-term investments and restricted cash.

Note 7—Debt

Mortgage Payable

Long-term debt consists of a mortgage payable, with approximately $2.7 million outstanding at September 30, 2011. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage at September 30, 2011 was approximately $2.9 million.

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

During the second quarter of 2011, we issued a notice of redemption on the remaining notes outstanding. In lieu of redemption, at the option of the holders, the notes were tendered for conversion at a price of $50.59 per share, calculated as defined in the indenture relating to the notes, in a net share settlement. Accordingly, we paid the principal amount of $98.1 million in cash and issued 1,660,095 shares of our common stock. We recorded a loss on extinguishment totaling $3.0 million related to these transactions.

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

The components of interest expense recorded on the notes were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Contractual interest	$—	$1,089	$2,025	$3,268
Accretion of the discount on the Notes	—	769	1,260	2,269
Total interest expense on the Notes	$—	$1,858	$3,285	$5,537
Effective interest rate	0.0%	7.0%	6.7%	7.0%

The carrying amounts of the liability and equity components of the notes were as follows (in thousands):

	September 30,	December 31,
	2011	2010

Carrying amount of the equity component	$—	$16,318

Principal balance of the liability component	$—	$105,574
Less: unamortized discount	—	4,436
Net carrying value of the liability component	$—	$101,138

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of September 30, 2011 and December 31, 2010, are as follows (in millions):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Treasury bills	$51.1	$24.5	$—	$75.6
FDIC insured corporate bonds	137.3	8.9	—	146.2
Commercial paper	24.3	70.4	—	94.7
Derivative instrument	—	0.1	—	0.1
Total	$212.7	$103.9	$—	$316.6

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Treasury bills	$136.2	$79.5	$—	$215.7
FDIC insured corporate bonds	129.4	—	—	129.4
Commercial paper	128.6	62.8	—	191.4
Money market instruments	—	0.6	—	0.6
Derivative instrument	—	0.3	—	0.3
Total	$394.2	$143.2	$—	$537.4

Commercial paper and treasury bills that are classified as cash equivalents are carried at cost, which approximates market value and included in Level 2. Accordingly, no gains or losses (realized/unrealized) have been incurred for cash equivalents. All investments classified as available-for-sale contain quoted prices in active markets.

Derivative instruments include foreign currency forward contracts to hedge certain foreign currency transactions. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates.

The major categories of assets and liabilities measured on a nonrecurring basis, at fair value, as of September 30, 2011 and December 31, 2010, are as follows (in millions):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Property,plant and equipment, net	$—	$—	$76.2	$76.2
Goodwill	—	—	56.3	56.3
Intangible assets, net	—	—	27.1	27.1
Total	$—	$—	$159.6	$159.6

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Property,plant and equipment, net	$—	$—	$42.3	$42.3
Goodwill	—	—	52.0	52.0
Intangible assets, net	—	—	16.9	16.9
Total	$—	$—	$111.2	$111.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We make equipment to develop and manufacture light emitting diodes (“LEDs”), solar cells, hard-disk drives and other devices. We have leading technology positions in our two segments: LED & Solar and Data Storage.

In our LED & Solar segment, we design and manufacture metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems and thermal deposition sources which we sell to manufacturers of high brightness LEDs (“HB LED”) and solar cells, as well as to scientific research customers. By the end of the third quarter we discontinued our Copper, Indium, Gallium, Selenide (“CIGS”) solar systems business.

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

Highlights of the Third Quarter of 2011

•                  Revenue was $268.0 million, a 3% decrease from the third quarter of 2010.

•                  Orders were $133.1 million, a 52% decrease from the third quarter of 2010.

•                  Net income from continuing operations was $52.6 million, or $1.31 per share, compared to $93.7 million, or $2.22 per share, in the third quarter of 2010.

•                  Gross margins were 46.6%, compared to 49.6% in the third quarter of 2010.

Outlook

Veeco’s fourth quarter 2011 revenue is currently forecasted to be between $175 million and $215 million. Earnings per share are currently forecasted to be between $0.46 to $0.78 on a GAAP basis.  For the full year, Veeco’s guidance is $963 million to $1.0 billion, with earnings per share forecasted to be between $4.49 - $4.79 on a GAAP basis.

Despite the difficult overall environment, the Company expects to deliver $1 billion in 2011 revenue at the high end of guidance. This accomplishment demonstrates our technology leadership position, close connectivity to our global customers and ability to execute in a challenging environment.

Our current expectation is orders will remain depressed for a few quarters. While there are many data points indicating that LED lighting is accelerating, weak backlighting demand continues to cause low factory utilization rates.  In Data Storage, planned industry consolidations combined with weak PC demand is causing our key customers to delay capital spending. In addition, global macro-economic concerns will likely have a dampening effect on our business heading into 2012. With our variable cost model, combined with plans to decrease spending levels to reflect the challenging business environment, we expect to remain profitable next year.

While we do not know how long this slowdown will last, LED pricing declines will continue to stimulate demand for solid state lighting on a global basis. We expect wide-spread adoption of LED lighting led first by the commercial, municipal and industrial sectors, which make up 75% of the lighting market, followed by residential users as economic benefits of using LED-based products become more apparent. Despite some level of cyclicality which is to be expected, there is a strong multi-year growth opportunity for MOCVD, aligning with our overall expectation of 5,000+ reactors from 2011 to 2015.

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

Results of Operations:

Three Months Ended September 30, 2011 and 2010

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

The following table shows our Condensed Consolidated Statements of Income, percentages of net sales, and comparisons between the three months ended September 30, 2011 and 2010 (dollars in thousands):

					Dollar and
	Three months ended				Percentage
	September 30,				Change
	2011		2010		Period to Period
Net sales	$267,959	100.0%	$277,094	100.0%	$(9,135)	(3.3)%
Cost of sales	143,025	53.4	139,711	50.4	3,314	2.4
Gross profit	124,934	46.6	137,383	49.6	(12,449)	(9.1)
Operating expenses (income):
Selling, general and administrative	23,569	8.8	23,303	8.4	266	1.1
Research and development	26,404	9.9	15,250	5.5	11,154	73.1
Amortization	1,277	0.5	928	0.3	349	37.6
Other, net	(199)	(0.1)	(267)	(0.1)	68	(25.5)
Total operating expenses	51,051	19.1	39,214	14.2	11,837	30.2
Operating income	73,883	27.6	98,169	35.4	(24,286)	(24.7)
Interest (income) expense, net	(244)	(0.1)	1,637	0.6	(1,881)	*
Income from continuing operations before income taxes	74,127	27.7	96,532	34.8	(22,405)	(23.2)
Income tax provision	21,510	8.0	2,845	1.0	18,665	656.1
Income from continuing operations	52,617	19.6	93,687	33.8	(41,070)	(43.8)

Discontinued operations:
Loss from discontinued operations before income taxes	(23,839)	(8.9)	(10,831)	(3.9)	(13,008)	120.1
Income tax benefit	(7,085)	(2.6)	(3,307)	(1.2)	(3,778)	114.2
Loss from discontinued operations	(16,754)	(6.3)	(7,524)	(2.7)	(9,230)	122.7
Net income	$35,863	13.4%	$86,163	31.1%	$(50,300)	(58.4)%

* Not Meaningful

Net Sales and Orders

Net sales of $268.0 million for the three months ended September 30, 2011 were down 3.3% compared to the prior year period. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Three months ended		Dollar and Percentage		Three months ended		Dollar and Percentage		Book to Bill
	September 30,		Change		September 30,		Change		Ratio
	2011	2010	Period to Period		2011	2010	Period to Period		2011	2010
Segment Analysis
LED & Solar	$233,865	$242,613	$(8,748)	(3.6)%	$111,898	$243,207	$(131,309)	(54)%	0.48	1.00
Data Storage	34,094	34,481	(387)	(1.1)	21,188	34,972	(13,784)	(39.4)	0.62	1.01
Total	$267,959	$277,094	$(9,135)	(3.3)%	$133,086	$278,179	$(145,093)	(52.2)%	0.50	1.00
Regional Analysis
Americas	$24,521	$20,916	$3,605	17.2%	$15,941	$23,428	$(7,487)	(32)%	0.65	1.12
Europe, Middle East and Africa (“EMEA”)	6,510	33,236	(26,726)	(80.4)	6,886	9,672	(2,786)	(28.8)	1.06	0.29
Asia Pacific (“APAC”)
China	174,425	47,249	127,176	269.2	82,913	193,315	(110,402)	(57.1)	0.48	4.09
Taiwan	26,508	45,096	(18,588)	(41.2)	3,338	41,431	(38,093)	(91.9)	0.13	0.92
Korea	12,761	113,571	(100,810)	(88.8)	2,735	880	1,855	210.8	0.21	0.01
Other APAC	23,234	17,026	6,208	36.5	21,273	9,453	11,820	125.0	0.92	0.56
APAC	236,928	222,942	13,986	6.3	110,259	245,079	(134,820)	(55.0)	0.47	1.10
Total	$267,959	$277,094	$(9,135)	(3.3)%	$133,086	$278,179	$(145,093)	(52.2)%	0.50	1.00

Sales decreased in both segments for the three months ended September 30, 2011 compared to the prior year period. LED & Solar sales were down 3.6% from the prior year period, primarily related to a decrease in sales volume (shipments in our MOCVD business decreased by 20.6% during the three months ended September 30, 2011 from the prior year period). Data Storage sales were down slightly compared to the prior year period. By region, net sales increased by 6.3% in APAC, primarily due to MOCVD sales to HB LED customers in China partially offset by a reduction in sales to customers in Korea. Sales in the Americas also increased 17.2%, primarily related to an increase in sales in our Data Storage segment. Net sales in EMEA decreased 80.4%, primarily due to reduced volume in our Data Storage segment and MOCVD business. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders decreased in both segments for the three months ended September 30, 2011 compared to the prior year period. By segment, the 54.0% decrease in orders for LED & Solar was principally related to lower China and Taiwan MOCVD orders. The 39.4% decrease in Data Storage orders resulted from a slowdown in capital spending by our hard disk drive customers.

Our book-to-bill ratio for the three months ended September 30, 2011, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.50 to 1. Our backlog as of September 30, 2011 was $389.2 million, compared to $535.4 million as of December 31, 2010. During the three months ended September 30, 2011, we experienced a net backlog adjustment of approximately $34.3 million. The adjustment consisted of $31.5 million of order cancellations and $2.8 million related to miscellaneous order adjustments. As of September 30, 2011, we had customer deposits and advanced billings of $78.2 million.

Gross Profit

Gross profit, as a percentage of net sales, for the three months ended September 30, 2011, was 46.6%, compared to 49.6% in the prior year period. LED & Solar gross margins decreased to 46.2% from 49.4%, primarily resulting from a change in product mix. Sales in 2010 were principally from the K465i single chamber systems while 2011 also included the newly introduced MaxBright multi-chamber systems. Data Storage gross margins decreased to 49.8% from 50.8%, primarily resulting from a change in product mix.

Operating Expenses

Selling, general and administrative expenses remained generally flat in dollars and percentage of net sales. Research and development expenses increased $11.2 million from the prior year period and increased as a percentage of net sales from 5.5% for the three months ended September 30, 2010 to 9.9% in the current period. The dollar increase was primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment, primarily in our MOCVD business.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended September 30, 2011, the Company had an effective tax rate of 29.0% and recorded a provision for income taxes of $21.5 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, the generation of research and development tax credits, and an income tax benefit related to the manufacturer’s deduction under IRC Section 199.

For the three months ended September 30, 2010, the Company had an effective tax rate of 2.9% and recorded a provision for income taxes of $2.8 million from continuing operations. The effective tax rate was lower than the statutory tax rate as a significant portion of the Company’s deferred tax assets became realizable based on operating results for 2010.

Results of Operations:

Nine Months Ended September 30, 2011 and 2010

The following table shows our Condensed Consolidated Statements of Income, percentages of net sales, and comparisons between the nine months ended September 30, 2011 and 2010 (dollars in thousands):

					Dollar and
	Nine months ended				Percentage
	September 30,				Change
	2011		2010		Period to Period
Net sales	$787,450	100.0%	$631,130	100.0%	$156,320	24.8%
Cost of sales	396,204	50.3	336,828	53.4	59,376	17.6
Gross profit	391,246	49.7	294,302	46.6	96,944	32.9
Operating expenses (income):
Selling, general and administrative	73,966	9.4	59,326	9.4	14,640	24.7
Research and development	69,927	8.9	39,121	6.2	30,806	78.7
Amortization	3,519	0.4	2,785	0.4	734	26.4
Restructuring	—	—	(179)	(0.0)	179	(100.0)
Other, net	(227)	(0.0)	184	0.0	(411)	*
Total operating expenses	147,185	18.7	101,237	16.0	45,948	45.4
Operating income	244,061	31.0	193,065	30.6	50,996	26.4
Interest expense, net	1,141	0.1	5,182	0.8	(4,041)	(78.0)
Loss on extinguishment of debt	3,349	0.4	—	—	3,349	*
Income from continuing operations before income taxes	239,571	30.4	187,883	29.8	51,688	27.5
Income tax provision	72,657	9.2	14,130	2.2	58,527	414.2
Income from continuing operations	166,914	21.2	173,753	27.5	(6,839)	(3.9)

Discontinued operations:
Loss from discontinued operations before income taxes	(91,574)	(11.6)	(12,815)	(2.0)	(78,759)	614.6
Income tax benefit	(32,371)	(4.1)	(3,662)	(0.6)	(28,709)	784.0
Loss from discontinued operations	(59,203)	(7.5)	(9,153)	(1.5)	(50,050)	546.8
Net income	$107,711	13.7%	$164,600	26.1%	$(56,889)	(34.6)%

* Not Meaningful

Net Sales and Orders

Net sales of $787.5 million for the nine months ended September 30, 2011 were up 24.8% compared to the prior year period. The following is an analysis of net sales and orders by segment and by region (dollars in thousands):

	Sales				Orders
	Nine months ended		Dollar and Percentage		Nine months ended		Dollar and Percentage		Book to Bill
	September 30,		Change		September 30,		Change		Ratio
	2011	2010	Period to Period		2011	2010	Period to Period		2011	2010
Segment Analysis

LED & Solar	$667,697	$537,662	$130,035	24.2%	$583,424	$715,232	$(131,808)	(18.4)%	0.87	1.33
Data Storage	119,753	93,468	26,285	28.1	91,350	111,369	(20,019)	(18.0)	0.76	1.19
Total	$787,450	$631,130	$156,320	24.8%	$674,774	$826,601	$(151,827)	(18.4)%	0.86	1.31
Regional Analysis

Americas	$86,164	$61,383	$24,781	40.4%	$62,758	$72,460	$(9,702)	(13.4)%	0.73	1.18
EMEA	42,914	65,673	(22,759)	(34.7)	31,966	57,605	(25,639)	(44.5)	0.74	0.88
APAC
China	514,723	90,844	423,879	466.6	441,486	367,210	74,276	20.2	0.86	4.04
Taiwan	59,886	73,172	(13,286)	(18.2)	57,195	86,668	(29,473)	(34.0)	0.96	1.18
Korea	23,869	287,984	(264,115)	(91.7)	13,668	190,508	(176,840)	(92.8)	0.57	0.66
Other APAC	59,894	52,074	7,820	15.0	67,701	52,150	15,551	29.8	1.13	1.00
APAC	658,372	504,074	154,298	30.6	580,050	696,536	(116,486)	(16.7)	0.88	1.38
Total	$787,450	$631,130	$156,320	24.8%	$674,774	$826,601	$(151,827)	(18.4)%	0.86	1.31

Sales increased in both segments for the nine months ended September 30, 2011 compared to the prior year period. LED & Solar sales were up 24.2% from the prior year period primarily due to increased shipments of MOCVD systems to our LED customers. Data Storage segment sales were up 28.1% from the prior year period due to an increase in capital spending by data storage customers for capacity and technology buys. By region, net sales increased by 30.6% in APAC, primarily due to MOCVD sales to HB LED customers in China partially offset by a reduction in sales to customers in Korea. Net sales in the Americas also increased 40.4%, related to an increase in sales in our Data Storage segment and MBE business. Net sales in EMEA decreased 34.7%, primarily due to reduced volume in our Data Storage segment. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders for the nine months ended September 30, 2011 decreased by 18.4% from the prior year period. By segment, LED & Solar orders decreased by 18.4%, resulting from lower Korea and Taiwan MOCVD orders. Data Storage orders decreased by 18.0% from a slowdown in capital spending.

Our book-to-bill ratio for the nine months ended September 30, 2011 was 0.86 to 1. Our backlog as of September 30, 2011 was $389.2 million, compared to $535.4 million as of December 31, 2010. During the nine months ended September 30, 2011, we experienced a net backlog adjustment of approximately $34.3 million. The adjustment consisted of $31.5 million of order cancellations and $2.8 million related to miscellaneous order adjustments. During the nine months ended September 30, 2011, we had a positive adjustment related to foreign currency translation of $0.7 million. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of September 30, 2011, we had customer deposits and advanced billings of $78.2 million.

Gross Profit

Gross profit, as a percentage of net sales, for the nine months ended September 30, 2011, was 49.7%, compared to 46.6% in the prior year period. LED & Solar gross margins increased to 49.4% from 46.6% primarily resulting from an increase sales volume. Data Storage gross margins increased to 51.4% from 47.0%, driven primarily by increased sales volume, partially offset by a change in product mix.

Operating Expenses

Selling, general and administrative expenses increased by $14.6 million, or 24.7%, from the prior year period and remained flat as a percentage of sales. The dollar increase was primarily due to higher salary and related expenses, professional fees, equity-based compensation and travel and entertainment expenses associated primarily with the significant increase in business activity in our LED & Solar segment.

Research and development expenses increased $30.8 million from the prior year period and increased as a percentage of net sales from 6.2% for the nine months ended September 30, 2010 to 8.9% in the current period. The dollar increase was primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment, primarily in our MOCVD business.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the nine months ended September 30, 2011, the Company had an effective tax rate of 30.3% and recorded a provision for income taxes of $72.7 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, the generation of research and development tax credits, and an income tax benefit related to the manufacturer’s deduction under IRC Section 199.

For the nine months ended September 30, 2010, the Company had an effective tax rate of 7.5% and recorded a provision for income taxes of $14.1 million from continuing operations. The effective tax rate was lower than the statutory tax rate as a significant portion of the Company’s deferred tax assets became realizable based on operating results for 2010.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and repayment of debt. We traditionally have generated cash from operations and debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the nine months ended September 30, 2011 and 2010, respectively, is as follows (in thousands):

	Nine months ended
	September 30,
	2011	2010
Net income	$107,711	$164,600
Net cash provided by operating activities	$60,095	$187,871
Net cash provided by (used in) investing activities	158,114	(59,769)
Net cash (used in) provided by financing activities	(252,165)	1,403
Effect of exchange rate changes on cash and cash equivalents	2,060	139
Net (decrease) increase in cash and cash equivalents	(31,896)	129,644
Cash and cash equivalents at beginning of period	245,132	148,500
Cash and cash equivalents at end of period	$213,236	$278,144

Cash provided by operations during the nine months ended September 30, 2011 was $60.1 million compared to $187.9 million during the nine months ended September 30, 2010. The $60.1 million cash provided by operations in 2011 included adjustments to the $107.7 million of net income for non-cash items. The adjustments consisted of $9.3 million of depreciation and amortization, $9.5 million of non-cash equity-based compensation expense, $1.3 million of amortization of debt discount, $6.8 million of deferred income taxes, $3.3 million loss on extinguishment of debt and $44.4 million of discontinued operations, partially offset by $8.6 million of excess tax benefits from stock option exercises. Net cash provided by operations was negatively impacted by a net $113.5 million of changes in operating assets and liabilities, which included a $32.6 million increase in inventories, a $32.6 million increase in prepaid and other current assets, an $49.7 million decrease in accrued expenses, principally resulting from a reduction in customer deposits, a $4.3 million increase in other assets and a $43.0 million decrease in income taxes payable partially offset by a $36.2 million decrease in accounts receivable and a $12.5 million increase in accounts payable. Cash provided by operations during the nine months ended September 30, 2010 was $187.9 million and included adjustments to the $164.6 million net income for non-cash items. The adjustments include $8.3 million of depreciation and amortization, $6.2 million of non-cash stock-based compensation expense, $2.3 million of amortization of debt discount and $9.4 million of discontinued operations, partially offset by $37.9 million of deferred income taxes. Net cash provided by operations in 2010 was favorably impacted by a net $35.0 million of changes in operating assets and liabilities.

Cash provided by investing activities of $158.1 million during the nine months ended September 30, 2011, consisted primarily of $667.2 million from the sale of short-term investments and $53.2 million of transfers from restricted cash, partially offset by $486.6 million of purchases of short-term investments, $47.5 million of capital expenditures and $28.3 million of payments for net assets of a business acquired. Cash used in investing activities of $59.8 million for the nine months ended September 30, 2010, consisted primarily of $246.5 million of purchases of short-term investments, $31.6 million of transfers to restricted cash and $8.0 million of capital expenditures, partially offset by $213.6 million of proceeds from the maturity of CDARs and $11.0 million of proceeds from the sale of investments.

Cash used in financing activities of $252.2 million during the nine months ended September 30, 2011, consisted primarily of $105.7 million of repayments of long-term debt, $162.1 million of purchases of Company common stock and $2.9 million of restricted stock tax withholdings, partially offset by $10.0 million of cash proceeds from stock option exercises and $8.6 million excess tax benefits from stock options exercises. Cash provided by financing activities of $1.4 million during the nine months ended September 30, 2010, consisted of $36.1 million from stock option exercises partially offset by $31.6 million of purchases of Company common stock and $2.9 million of restricted stock tax withholdings.

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

During the second quarter of 2011, we issued a notice of redemption on the remaining notes outstanding. In lieu of redemption, at the option of the holders, the notes were tendered for conversion at a price of $50.59 per share, calculated as defined in the indenture relating to the notes, in a net share settlement. Accordingly, we paid the principal amount of $98.1 million in cash and issued 1,660,095 shares of our common stock. We recorded a loss on extinguishment totaling $3.0 million related to these transactions.

On April 4, 2011, we purchased a privately-held company which supplies certain components to our business for $28.3 million in cash.

As of September 30, 2011, we had $22.9 million of restricted cash relating to the proceeds received from the sale of our Metrology segment. This cash is held in escrow and is restricted from use for one year from the closing date of the transaction to secure potential losses, if any, arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. The restriction relating to the escrowed proceeds totaling $22.9 million from the sale of our Metrology segment was released on October 6, 2011.

On July 28, 2011, we announced a plan to discontinue our CIGS solar systems business. The action, which was completed on September 27, 2011 and impacted approximately 80 employees, was in response to the dramatically reduced cost of mainstream solar technologies driven by significant reductions in prices, large industry investment, a lower than expected end market acceptance for CIGS technology and technical barriers in scaling CIGS. This business was previously included as part of our LED & Solar segment.

Accordingly, the results of operations for the CIGS solar systems business have been recorded as discontinued operations in the  accompanying Condensed Consolidated Statements of Income for all periods presented. During the nine months ended September 30, 2011, total discontinued operations include charges totaling $69.8 million. These charges include an asset impairment charge totaling $6.2 million, a goodwill write-off of $10.8 million, an inventory write-off totaling $27.0 million, charges to settle contracts totaling $22.1 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million. During the three months ended September 30, 2011, total discontinued operations include charges totaling $19.0 million. These charges include a goodwill write-off totaling $10.8 million, a charge to settle contracts totaling $11.0 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million, partially offset by a $6.5 million recovery of cost relating to inventory written-off during the second quarter.

We believe that existing cash balances together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

Common Stock Repurchase Program

During the nine months ended September 30, 2011, we purchased 4,160,228 shares for $162.1 million (including transaction costs) under the program at an average cost of $38.96 per share.

Contractual Obligations

There have been significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10-K.

The table below shows the current commitments outstanding as of September 30, 2011:

	Payments due by period
Contractual Cash Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,713	$243	$516	$604	$1,350
Interest on debt	1,060	110	382	298	270
Operating leases	9,464	3,915	4,083	1,236	230
Letters of credit and bank guarantees	9,581	9,581	—	—	—
Purchase commitments	93,305	93,305	—	—	—
	$116,123	$107,154	$4,981	$2,138	$1,850

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

Intangibles — Goodwill and Other: In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 90.9% and 89.1% of our total net sales for the three and nine months ended September 30, 2011, respectively, and 92.5% and 90.3% for the comparable 2010 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 1.0% and 1.3% of our total net sales for the three and nine months ended September 30, 2011  respectively, and 2.4% and 1.6% for the comparable 2010 periods.

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

The aggregate foreign currency exchange (loss) gain included in determining the condensed consolidated results of operations was approximately $(0.2) million and $(0.7) million during the three and nine months ended September 30, 2011, respectively and approximately $0.1 million and $(0.3) million during the three and nine months ended September 30, 2010, respectively. Included in the aggregate foreign currency exchange (loss) gain were (losses) gains related to forward contracts of $(0.3) million and $0.5 million during the three and nine months ended September 30, 2011, respectively and $(0.1) million and less than $(0.1) million during the three and nine months ended September 30, 2010, respectively. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

As of September 30, 2011, $0.1 million of losses related to forward contracts were included in accrued expenses and other current liabilities and were subsequently paid in October 2011. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2011. Monthly forward contracts with a notional amount of $1.4 million, entered into in September 2011 for October 2011, will be settled in October 2011.

The weighted average notional amount of derivative contracts outstanding during the three and nine months ended September 30, 2011 were approximately $4.6 million and $13.2 million, respectively.

We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the condensed consolidated results of operations. We believe that this quantitative measure has inherent limitations because, as discussed above, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Assuming third quarter 2011 variable debt and investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense.

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

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q, in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II — Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, except as follows:

•                  Regarding risks associated with our entrance into the emerging solar industry, we discontinued our CIGS solar systems business, completed as of September 27, 2011.

•                  As of October 6, 2011, the restrictions on the escrowed proceeds from the sale of our Metrology business to Bruker Corporation were released.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains the Company’s stock repurchases of equity securities in the third quarter of 2011:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Fiscal month of July 2011 (July 4, 2011 - July 31, 2011) (2)	2,119,796	41.77	3,403,684	65,604,207
Fiscal month of August 2011 (August 1, 2011 - September 4, 2011) (2)	1,875,144	35.08	5,278,828	—

(1)                                                      On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock. All funds authorized for this repurchase program had been utilized as of August 19, 2011. Repurchases were made from time to time on the open market in accordance with applicable federal securities laws.

(2)                                                      There were no repurchases during the fiscal month of September.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

3.1	Amendment No. 2 to the Fourth Amended and Restated Bylaws of Veeco effective October 20, 2011	Current Report on Form 8-K filed on October 24, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

101.INS	XBRL Instance	**

101.XSD	XBRL Schema	**

101.PRE	XBRL Presentation	**

101.CAL	XBRL Calculation	**

101.DEF	XBRL Definition	**

101.LAB	XBRL Label	**

*       Filed herewith

**     Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 31, 2011

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler
Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

3.1	Amendment No. 2 to the Fourth Amended and Restated Bylaws of Veeco effective October 20, 2011	Current Report on Form 8-K filed on October 24, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*

101.INS	XBRL Instance	**

101.XSD	XBRL Schema	**

101.PRE	XBRL Presentation	**

101.CAL	XBRL Calculation	**

101.DEF	XBRL Definition	**

101.LAB	XBRL Label	**

*       Filed herewith

**     Filed herewith electronically