Form 10-K
period 2011-12-31
VEECO INSTRUMENTS INC
filed 2012-02-22
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒    No ☐

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on July 1, 2011 as reported on The Nasdaq National Market, was $2,057,494,571. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 21, 2012, the Registrant had 38,767,203 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

 SAFE HARBOR STATEMENT

        This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends" and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

  •
  Our operating results have been, and may continue to be, adversely affected by unfavorable market conditions;

  •
  Market adoption of LED technology for general lighting could be slower than anticipated;

  •
  Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to adapt to fluctuating order volumes;

  •
  The further reduction or elimination of foreign government subsidies and economic incentives may adversely affect the future order rate for our MOCVD equipment;

  •
  Our operating results have been, and may continue to be, adversely affected by tightening credit markets;

  •
  Our backlog is subject to customer cancellation or modification and such cancellation could result in decreased sales and increased provisions for excess and obsolete inventory and/or liabilities to our suppliers for products no longer needed;

  •
  The failure to estimate customer demand accurately could result in excess or obsolete inventory and\or liabilities to our suppliers for products no longer needed, while manufacturing interruptions or delays could affect our ability to meet customer demand;

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

  •
  We face significant competition;

  •
  We depend on a limited number of customers, located primarily in a limited number of regions, that operate in highly concentrated industries;

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

Item 1.    Business

The Company

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") creates Process Equipment solutions that enable technologies for a cleaner and more productive world. We design, manufacture and market equipment primarily sold to make light emitting diodes ("LEDs") and hard-disk drives, as well as for emerging applications such as concentrator photovoltaics, power semiconductors, wireless components, microelectromechanical systems (MEMS), and other next-generation devices.

        Veeco focuses on developing highly differentiated, "best-in-class" Process Equipment products for critical performance steps. Our products feature leading technology, low cost-of-ownership and high throughput, offering a time-to-market advantage for our customers around the globe. Core competencies in advanced thin film technologies, over 150 patents and decades of specialized process know-how helps us to stay at the forefront of these demanding industries.

        Veeco's LED & Solar segment designs and manufactures metal organic chemical vapor deposition ("MOCVD") and molecular beam epitaxy ("MBE") systems and components sold to manufacturers of LEDs, wireless devices, power semiconductors, and concentrator photovoltaics, as well as to R&D applications. In 2011 we discontinued the sale of our products related to Copper, Indium, Gallium, Selenide ("CIGS") solar systems technology.

        Veeco's Data Storage segment designs and manufactures the critical technologies used to create thin film magnetic heads ("TFMHs") that read and write data on hard disk drives. These technologies include ion beam etch (IBE), ion beam deposition (IBD), diamond-like carbon (DLC), physical vapor deposition (PVD), chemical vapor deposition (CVD), and slicing, dicing and lapping systems. While these technologies are primarily sold to hard drive customers, they also have applications in optical coatings and other markets.

        Veeco's approximately 900 employees support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

        Veeco Instruments was organized as a Delaware corporation in 1989.

Our Growth Strategy

        Veeco's growth strategy consists of:

  •
  Providing differentiated Process Equipment technology solutions to address customers' next generation product development roadmaps;

  •
  Investing to win through focused research and development spending in end markets that we believe provide significant growth opportunities or are at an inflection point in Process Equipment requirements. Examples include LED, power semiconductor devices, MEMS, and the concentrator photovoltaic market;

  •
  Leveraging our world-class sales channel and local process applications support to build strong strategic relationships with technology leaders in all key regions;

  •
  Expanding our portfolio of service products that improve the performance of our systems, including spare parts, upgrades and consumables to drive additional growth and improve customer satisfaction.

  •
  Combining outsourced and internal manufacturing strategies to appropriately flex capacity through industry investment cycles;

  •
  Pursuing partnerships and strategic mergers and acquisitions to expand our portfolio of Process Equipment technologies and accelerate our growth.

Business Overview and Industry Trends

        General Introduction:    Our deposition, etch and other technologies are applicable to the creation of a broad range of microelectronic components, including LEDs, solar cells, thin film magnetic heads and compound semiconductor devices such as wireless components and power electronics. Our customers who manufacture these devices continue to invest in new technology equipment in order to advance their next generation products and deliver more efficient and cost effective technology solutions.

        Following the global recession in 2008-2009, Veeco experienced a rapid improvement in business conditions in late 2009 and 2010. The combination of an improvement in capital spending by our global customers as well as our focus on high-growth end markets, particularly LED, and successful new product introductions enabled the Company to benefit from growth and market share gains in 2010 and 2011. Veeco's revenues increased over 200% in 2010 and 5% in 2011.

        The following is a review of our two business segments and the multi-year technology trends that impact each.

        LED & Solar Business Overview and Trends:    We are a leading supplier of equipment solutions used to create high brightness LEDs and solar cells. MOCVD and MBE technologies are used to grow compound semiconductor materials (such as GaN (gallium nitride), GaAs (gallium arsenide), AlInGaP (aluminum indium gallium phosphide) and InP (indium phosphide)) at the atomic scale. Epitaxy is the critical first step in compound semiconductor wafer fabrication and is considered to be the highest value added process, ultimately determining device functionality and performance.

        We believe that the LED market, while cyclical, represents a multi-year secular growth opportunity for us due to the expanding applications for LEDs, such as general illumination, backlighting for large screen flat panel TVs, mobile phones, tablet and laptop computers and automotive applications. According to Strategies Unlimited, a leading market research firm, 2010 revenues for high brightness LEDs for all applications grew by 108% to $11.2 billion, and despite a slowdown in overall TV demand in 2011, grew by another 10% in 2011 to $12.3 billion.

        The demand for MOCVD tools to grow GaN based materials (the thin films that convert energy to light) to make LEDs for these applications grew dramatically beginning in mid-2009, with merchant industry shipments of MOCVD reactors growing from approximately 230 reactors in 2009, to approximately 800 reactors in 2010 and over 700 in 2011 (Source: Veeco and competitor financial results). Established LED industry leaders in Taiwan, U.S., Europe, Korea and Japan, as well as emerging players in China spurred by government incentives and economic development funding, all invested heavily in MOCVD equipment to ramp LED capacity. However, the industry is currently experiencing an overcapacity situation, evidenced by low tool utilization rates being reported by many key global customers. As a result, new orders for Veeco's MOCVD systems declined sharply in both the third and fourth quarters of 2011. In the short term, it is difficult for us to predict when the supply/demand of LEDs will return to equilibrium and what the demand for our MOCVD products will be. According to the Semiconductor Equipment and Materials Industry's (SEMI) January 2012 Opto/LED Fab Watch report, worldwide MOCVD purchases will decline by 40% in 2012 compared to 2011.

        While consumer electronics have been the dominant end markets for LED technology over the past decade, and for which most of the new MOCVD capacity was installed, these applications are expected to reach saturation in the next few years. Conversely, the general lighting market is in its infancy and we believe that thousands of additional MOCVD tools will be required over the next few years as LEDs become widely adopted for this much larger market application. Industry research group

IMS forecasts that LEDs for solid state lighting will represent $13.3 billion in revenue from 2013 through 2015, and that lighting will become the largest end market for LEDs during this time frame. As a comparison, LEDs for the TV backlighting market represented $4.3 billion in revenue from 2009-2011.

        As part of the shift toward more efficient energy use across the globe, we believe LED technology will play a key role as both an energy and cost savings lever in the area of lighting. We see this opportunity as both vast and long term in nature given that LED lighting is just now beginning to penetrate the global lighting market which accounts for close to 20% of world-wide electricity consumption. LED adoption is happening initially in outdoor and industrial lighting where high usage and lower efficiency make incumbent lighting costly. Further adoption across all forms of lighting is expected to occur in the coming years with rapidly declining LED costs, shortening payback periods versus conventional lighting technologies, and "ban-the-bulb" legislation now underway in more than 20 countries around the globe. Similar to Moore's Law in semiconductors, technology advancements in the LED industry have followed a consistent cadence known as Haitz's Law, which states that luminous flux for LEDs will increase 20X each decade, while over the same period costs will fall by 10x. This implies a 25-35% increase in efficacy in each generation of new LEDs. In addition to the incandescent bulb phase-outs, many countries have begun to implement policies to accelerate adoption of LEDs. These include China's "10 cities 10,000 lights" program, South Korea's "20-60" plan targeting 60% penetration of lighting on a national level by 2020, and Japan's "Basic Energy Plan" with specific goals for energy efficient lighting.

        Future equipment and capital spending will continue to drive cost reduction in LED technology through larger wafers, automation and dedicated equipment specifically designed to improve manufacturing yield and throughput for lighting class LED product. In order to maximize this opportunity we have accelerated our R&D investments over the past few years to introduce several generations of MOCVD tools, most recently our TurboDisc® K-Series™ and MaxBright® MOCVD systems. By introducing new systems, we are focused on delivering better uniformity and repeatability, which helps our customers to make LEDs of consistent quality, ultimately with the goal to deliver more, high quality LEDs at a lower manufacturing cost. Despite the forecasted decline in the MOCVD market in 2012, we intend to continue to invest heavily in research and development in order to deliver more advanced MOCVD solutions to our customers and accelerate lighting industry adoption of LEDs. In addition to new systems sales, we are increasing our focus on supporting our customers with tool upgrades to improve their performance as well as selling additional after-market services, such as training, process applications support, warranties, spare parts and consumables.

        A related MOCVD application for us is in the solar market, since the same MOCVD tool that is critical to the LED manufacturing process can also be used to manufacture high-efficiency triple junction solar cells, otherwise known as Concentrator Photovoltaic (CPV). Arsenide phosphide (As/P) MOCVD is the technology of choice to build the critical compound semiconductor layers for the CPV device. Veeco currently sells a small number of MOCVD systems each year for this new application. CPV Solar is emerging as a new technology niche with proof-of-concept scale installations (1MW or less), and in 2012 and 2013 multiple pilot production utility-scale projects are being developed around the world. According to solar market research firm GTM's 2011 report, new CPV installations will grow from under 5MW in 2010 to more than 1,000MW globally by 2015.

        Another new market opportunity for our MOCVD tools is the power semiconductor market. Silicon-based transistors are the mainstream forms of power electronic devices today. However, GaN-based power electronics, developed on MOCVD tools, can potentially deliver higher performance (higher efficiency and switching speed) than silicon. Global industry leaders in power electronics are currently working on research and development programs, many in partnership with Veeco, to explore this new technology opportunity. Examples of the wide array potential applications for GaN-based power devices include those in information technology and consumer devices (power supplies, inverters), automotive (hybrid automobiles) and industrial applications (power distribution, rail transportation and wind turbines). Additionally, Veeco is actively engaged with customers around the globe that are developing GaN-on-Silicon (GaN-on-Si) based technologies to potentially lower LED manufacturing costs by depositing thin film materials on silicon rather than sapphire substrates.

        Veeco's MBE systems, sources and components are used to manufacture critical epilayers in varied end applications such as solar cells, fiber-optics, mobile phones, satellites, radar systems and displays. Our business continues to be influenced by long-term market trends associated with the increasing demand for gallium arsenide (GaAs) devices to support the rapid adoption of smart phones within the larger mobile phone handset market. Each one of these complex devices contains an increasing number of power amplifiers or other compound semiconductor radio frequency (RF) components. Advanced RF solutions for leading edge smart phones and tablet computers are required to support increasing data transfer volumes and long term evolution (LTE) based wireless communications.

        Data Storage Business Overview and Trends:    Worldwide storage demand continues to increase, driven by proliferation of laptop and netbook PC's, intelligent internet storage, e-mail, external storage devices, and consumer applications (e.g. digital video recorders) reaching higher volume. While much has been written about the competition hard disk drives ("HDDs") face from flash memory, we believe that HDDs will continue to provide the best value for mass storage and will remain at the forefront of large capacity storage applications. According to data storage research firm TrendFocus' August 2011 report, HDDs are forecasted to grow at a CAGR of 8.1% from 2011 to 2015.

        While technology change continues in data storage, the industry has gone through a period of maturation, including vertical integration and consolidation. A recovery in capital spending by our key data storage customers in 2010, combined with the successful introduction of several new deposition tools to advance areal density, enabled Veeco to report revenue growth in both 2010 and 2011. Natural disasters in Japan (tsunami) and Thailand (floods) caused major disruptions to the HDD supply chain in 2011. Despite these disruptions the floods in Thailand resulted in an unexpected increase in orders in the fourth quarter of 2011.

        Throughout these cycles, Veeco continues to invest in developing systems to support advanced technologies such as heat assisted magnetic recording (HAMR). HAMR is a technology that magnetically records data on high-stability media using laser thermal assistance to first heat the material. HAMR takes advantage of high-stability magnetic compounds that can store single bits in a much smaller area than in current hard drive technology. Veeco's Data Storage business is centered around core technologies where we have a leadership position. We utilize a flexible manufacturing strategy which helps mitigate the impact of industry cycles. In addition, Veeco's product development team has begun to identify non-hard drive market applications (such as LED and MEMS) for our key Data Storage technologies including mechanical process tools, etch and deposition technologies.

Our Products

        We have two business segments, LED & Solar and Data Storage. Net sales for these business segments are illustrated in the following table:

	Year ended December 31,
	2011	2010	2009
	(Dollars in millions)
LED & Solar	$827.8	$795.6	$205.0
% of net sales	84.5%	85.5%	72.6%
Data Storage	$151.3	$135.3	$77.3
% of net sales	15.5%	14.5%	27.4%
Total net sales	$979.1	$930.9	$282.3

        See Note 11 to our Consolidated Financial Statements for additional information regarding our reportable segments and sales by geographic location.

LED & Solar

        Metal Organic Chemical Vapor Deposition Systems (MOCVD):    We are one of the world's leading suppliers of MOCVD technology. MOCVD production systems are used to make GaN-based devices (green and blue LEDs) and As/P-based devices (red, orange and yellow LEDs), which are used today in television and laptop backlighting, general illumination, large area signage, specialty illumination and many other applications. Our As/P MOCVD Systems also are used to make high-efficiency concentrator photovoltaics. In 2011 Veeco introduced the industry's first production-proven multi-chamber MOCVD system, the MaxBright® for high-volume production of LEDs.

        Molecular Beam Epitaxy Systems (MBE):    MBE is the process of precisely depositing epitaxially aligned atomically thin crystal layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. For many compound semiconductors, MBE is the critical first step of the fabrication process, ultimately determining device functionality and performance. We provide MBE systems and components for the production of wireless devices (power amplifiers, high electron mobility transistors or hetero-junction bipolar transistors (pHEMTS and HBTs)) and a broad array of compound semiconductor materials research applications.

Data Storage

        Ion Beam Deposition ("IBD") Systems:    Our NEXUS® IBD systems utilize ion beam technology to deposit precise layers of thin films and may be included on our cluster system platform to allow either parallel or sequential etch/deposition processes. IBD systems deposit high purity thin film layers and provide maximum uniformity and repeatability. In addition to IBD systems, we provide a broad array of ion beam sources. These technologies are applicable in the hard drive industry as well as for optical coatings and other end markets.

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

        Diamond-Like Carbon ("DLC") Deposition Systems:    Our DLC deposition systems deposit protective coatings on advanced TFMHs.

        Chemical Vapor Deposition ("CVD") Systems:    Our NEXUS CVD systems deposit conformal films for advanced TFMH applications.

        Precision Lapping, Slicing, and Dicing Systems:    Our Optium® products generally are used in "back-end" applications in a data storage fab where TFMHs or "sliders" are fabricated. This equipment includes lapping tools, which enable precise material removal within three nanometers, which is necessary for next generation TFMHs. We also manufacture tools that slice and dice wafers into rowbars and TFMHs.

Service and Sales

        We sell our products and services worldwide through various strategically located sales and service facilities in the U.S., Europe and Asia Pacific, and we believe that our customer service organization is a significant factor in our success. We provide service and support on a warranty, service contract or an individual service-call basis. We offer enhanced warranty coverage and services, including preventative maintenance plans, on-call and on-site service plans and other comprehensive service arrangements, product and application training, consultation services, and a 24-hour hotline service for certain products. We believe that offering timely support creates stronger relationships with customers and provides us with a significant competitive advantage. Revenues from the sale of parts, service and support represented approximately 10%, 8% and 16% of our net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Parts sales represented approximately 6%, 5% and 9% of our net sales for those years, respectively, and service and support sales were 4%, 3% and 7%, respectively.

Customers

        We sell our products to many of the world's major HB LED, solar and hard drive manufacturers as well as to customers in other industries, research centers, and universities. We rely on certain principal customers for a significant portion of our sales. Sales to Elec-Tech International Co. Ltd. and Sanan Optoelectronics each accounted for more than 10% of Veeco's total net sales in 2011, LG Innotek Co. Ltd., Seoul OptoDevice Co. Ltd. and Sanan Optoelectronics each accounted for more than 10% of Veeco's total net sales in 2010 and LG Innotek Co. Ltd. and Seagate Technology, Inc. each accounted more than 10% of Veeco's total net sales in 2009. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business, prospects, financial condition and operating results could be materially and adversely affected.

Research and Development and Marketing

        Our marketing and research and development functions are organized by business unit. We believe that this organizational structure allows each business unit manager to more closely monitor the products for which he is responsible, resulting in more efficient marketing and research and development. Our research and development activities are organized by business unit and take place at our facilities in Plainview, New York; Camarillo, California; Ft. Collins, Colorado; Somerset, New Jersey; St. Paul, Minnesota; and Korea.

        We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. We work collaboratively with our customers to help ensure our technology and product roadmaps are aligned with customer requirements. Our research and development programs are organized by business unit and new or improved products have been introduced into each of our product lines in each of the past three years.

        Our research and development expenses were approximately $96.6 million, $56.9 million and $37.8 million, or approximately 10%, 6% and 13% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively. These expenses consisted primarily of salaries, project materials and other product development and enhancement costs.

Suppliers

        We currently outsource certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, Data Storage systems and ion sources. We primarily rely on several suppliers for the manufacturing of these systems. In addition, certain of the components and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers.

Backlog

        Our backlog decreased to $332.9 million as of December 31, 2011 from $535.4 million as of December 31, 2010. During the year ended December 31, 2011, we experienced net backlog adjustments of approximately $41.4 million. The adjustments consisted of $38.1 million of order cancellations and $3.3 million related to other order adjustments. During the year ended December 31, 2011, we had a net positive adjustment related to foreign currency translation of $0.1 million.

        Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required.

Competition

        In each of the markets that we serve, we face substantial competition from established competitors, some of which have greater financial, engineering and marketing resources than us, as well as from smaller competitors. In addition, many of our products face competition from alternative technologies, some of which are more established than those used in our products. Significant factors for customer selection of our tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership and technical service and support. We believe that we are competitive based on the customer selection factors in each market we serve. None of our competitors compete with us across all of our product lines.

        We compete with manufacturers such as Aixtron, Applied Materials, Canon Anelva Corporation, DCA Instruments, Leybold Optics, Oerlikon Balzers, Oxford Instruments, Toyo Nippon Sanso and Riber.

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

Employees

        As of December 31, 2011, we had 917 employees, of which there were 195 in manufacturing and testing, 118 in sales and marketing, 187 in service and product support, 288 in engineering, research and development and 129 in information technology, general administration and finance. In addition, we also had 46 temporary employees/outside contractors, which support our variable cost strategy. The success of our future operations depends in large part on our ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. We feel that we have adequate programs in place to attract, motivate and retain our employees. We plan to monitor industry practices to make sure that our compensation and employee benefits remain competitive. However, there can be no assurance that we will be successful in recruiting or retaining key personnel. We believe that our relations with our employees are good.

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

Our operating results have been, and may continue to be, adversely affected by unfavorable market conditions.

        Market conditions relative to the segments in which we operate have deteriorated significantly in many of the countries and regions in which we do business, and may remain depressed for the foreseeable future. Our MOCVD order volumes decreased significantly in the latter part of 2011 and are expected to remain depressed during 2012 and possibly beyond. Foreign government incentives designed to encourage the development of the LED industry have been curtailed, and the demand for our MOCVD products has softened. We have experienced and may continue to experience customer rescheduling and, to a lesser extent, cancellations of orders for our products. Actual market conditions and ordering volumes in 2012 and beyond may be worse than currently forecasted. Continuing adverse market conditions relative to our products would negatively impact our business, and could result in:

  •
  Further reduced demand for our products;

  •
  Further rescheduling and cancellations of orders for our products, resulting in negative backlog adjustments;

  •
  Increased price competition and lower margin for our products;

  •
  Increased competition from sellers of used equipment or lower-priced alternatives to our products;

  •
  Increased risk of excess and obsolete inventories;

  •
  Increased risk in the collectability of amounts due from our customers;

  •
  Increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable;

  •
  Disruptions in our supply chain as we reduce our purchasing volumes and limit our contract manufacturing operations; and

  •
  Higher operating costs as a percentage of revenues.

        If the markets in which we participate experience a protracted downturn and/or a slow recovery period, this could negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

Market adoption of LED technology for general lighting could be slower than anticipated.

        Our future business prospects depend largely on the adoption of LED technology for general illumination applications, including residential, commercial and street lighting markets. Potential barriers to adoption include higher initial costs and customer familiarity with, and substantial investment and know-how in, existing lighting technologies. While the use of LED technology for general lighting has grown in recent years, challenges remain and widespread adoption may not occur at currently projected rates. The adoption of, or changes in, government policies that discourage the use of traditional lighting technologies may impact LED adoption rates and, in turn, the demand for our products. Furthermore, if new technologies evolve as a viable alternative to LED devices, our current products and technology could be placed at a competitive disadvantage or become obsolete altogether. Delays in the adoption of LED technology for general lighting purposes could materially and adversely affect our business, financial condition and results of operations.

Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to adapt to fluctuating order volumes.

        To better align our costs with market conditions, increase the percentage of variable costs relative to total costs and to increase productivity and operational efficiency, we have outsourced certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, Data Storage systems and ion sources. We are relying heavily on our outsourcing partners to perform their contracted functions and to allow us the flexibility to adapt to changing market conditions, including periods of significantly diminished order volumes. If our outsourcing partners do not perform as required, or if our outsourcing model does not allow us to realize the intended cost savings and flexibility, our results of operations (and those of our third party providers) may be adversely affected. Disputes and possibly litigation involving third party providers could result and we could suffer damage to our reputation. Dependence on contract manufacturing and outsourcing may also adversely affect our ability to bring new products to market. Although we attempt to select reputable providers, it is possible that one or more of these providers could fail to perform as we expect. In addition, the role of third party providers has required and will continue to require us to implement changes to our existing operations and adopt new procedures and processes for retaining and managing these providers in order to realize operational efficiencies, assure quality, and protect our intellectual property. If we do not effectively manage our outsourcing strategy or if third party providers do not perform as anticipated, we may not realize the benefits of productivity improvements and we may experience operational difficulties, increased costs, manufacturing and/or installation interruptions or delays, inefficiencies in the structure and/or operation of our supply chain, loss of intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect our business, financial condition and results of operations.

The further reduction or elimination of foreign government subsidies and economic incentives may adversely affect the future order rate for our MOCVD equipment.

        Approximately 66% and 29% of our revenues were generated in China for the years ended December 31, 2011 and December 31, 2010, respectively. In recent years, the Chinese government has provided various incentives to encourage development of the LED industry, including subsidizing a significant portion of the purchase cost of MOCVD equipment. These subsidies have enabled and encouraged certain customers in this region to purchase more of our MOCVD equipment than these customers might have purchased without these subsidies. These subsidies have now been curtailed and are expected to further decline over time and may end at some point in the future. The further reduction or elimination of these incentives may result in a further reduction in future orders for our MOCVD equipment in this region which could materially and adversely affect our business, financial condition and results of operations.

        A related risk is that many customers use or had planned to use Chinese government subsidies, in addition to other incentives from the Chinese government, to build new manufacturing facilities or to expand existing manufacturing facilities. Delays in the start-up of these facilities or the cancellation of construction plans altogether, together with other related issues pertaining to customer readiness, could adversely impact the timing of our revenue recognition, could result in further order cancellations, and could have other negative effects on our financial condition and operating results.

Our operating results have been, and may continue to be, adversely affected by tightening credit markets.

        As a global company with worldwide operations, we are subject to volatility and adverse consequences associated with worldwide economic downturns. As seen in recent years, in the event of a worldwide downturn, many of our customers may delay or further reduce their purchases of our products and services. If negative conditions in the global credit markets prevent our customers' access to credit, product orders in these channels may decrease which could result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. With the recent downturn in our MOCVD segment, we have experienced, and may continue to experience, lower than anticipated order levels, cancellations of orders in backlog, rescheduling of customer deliveries, and attendant pricing pressures, all of which could adversely affect our results of operations.

        Furthermore, tightening macroeconomic measures and monetary policies adopted by China's government aimed at preventing overheating of China's economy and controlling China's high level of inflation have limited, and may continue to limit, the availability of financing to our customers in this region. Limited financing, or delays in the timing of such financing, may result in delays and cancellations of shipments of our products (and associated revenues) conditioned on such financing.

        In addition, we finance a portion of our sales through trade credit. In addition to ongoing credit evaluations of our customers' financial condition, we seek to mitigate our credit risk by obtaining deposits and/or letters of credit on certain of our sales arrangements. We could suffer significant losses if a customer whose accounts receivable we have not secured fails or is otherwise unable to pay us. A significant loss in collections on our accounts receivable would have a negative impact on our financial results.

Our backlog is subject to customer cancellation or modification and such cancellation could result in decreased sales and increased provisions for excess and obsolete inventory and/or liabilities to our suppliers for products no longer needed.

        Customer purchase orders are subject to cancellation or rescheduling by the customer, sometimes with limited or no penalties. Often, we have incurred expenses prior to such cancellation without adequate monetary compensation. During the year ended December 31, 2011, we experienced net backlog adjustments of approximately $41.4 million. The adjustment consisted of $38.1 million of order cancellations and $3.3 million related to other order adjustments, partially offset by $0.1 million of adjustments related to foreign currency translation. The current and forecasted downturn in our MOCVD segment could result in further increases in order cancellations and/or postponements.

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

The failure to estimate customer demand accurately could result in excess or obsolete inventory and\or liabilities to our suppliers for products no longer needed, while manufacturing interruptions or delays could affect our ability to meet customer demand.

        Our business depends on our ability to accurately forecast and supply equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. The current uncertain worldwide economic conditions and market instabilities make it increasingly difficult for us (and our customers and our suppliers) to accurately forecast future product demand. If actual demand for our products is different than expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If we overestimate the demand for our products, excess inventory could result which could be subject to heavy price discounting, which could become obsolete, and which could subject us to liabilities to our suppliers for products no longer needed. In addition, the volatility of demand for capital equipment increases capital, technical and other risks for companies in the supply chain.

        Furthermore, some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers located in countries other than the United States. We may experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

  •
  the failure or inability of suppliers to timely deliver quality parts;

  •
  volatility in the availability and cost of materials;

  •
  difficulties or delays in obtaining required import or export approvals;

  •
  information technology or infrastructure failures;

  •
  natural disasters (such as earthquakes, tsunamis, floods or storms); or

  •
  other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war) could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations.

        In addition, in the event of an unanticipated increase in demand for our products, our need to rapidly increase our business and manufacturing capacity may be limited by working capital constraints of our suppliers and may exacerbate any interruptions in our manufacturing operations and supply chain and the associated effect on our working capital. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

The cyclicality of the industries we serve directly affects our business.

        Our business depends in large part upon the capital expenditures of manufacturers in the HB LED and data storage markets. We are subject to the business cycles of these industries, the timing, length, and volatility of which are difficult to predict. These industries have historically been highly cyclical and have experienced significant economic downturns in the last decade. As a capital equipment provider, our revenues depend in large part on the spending patterns of these customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a proportion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls may be limited. Downturns in one or more of these industries, including the current MOCVD downturn, have had and will likely have a material adverse effect on our business, financial condition and operating results. Alternatively, during periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and attract, hire, assimilate and retain a sufficient number of qualified people. We cannot give assurances that our net sales and operating results will not be adversely affected if our customers experience economic downturns or slowdowns in their businesses.

We rely on a limited number of suppliers, some of whom are our sole source for particular components.

        We currently outsource certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, Data Storage systems and ion sources. We primarily rely on several suppliers for the manufacturing of these systems. We plan to maintain some level of internal manufacturing capability for these systems. The failure of our present suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows, and relationships with our customers.

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

        The demand for HB LEDs and hard disk drives is highly dependent on sales of consumer electronics, such as flat-panel televisions and computer monitors, computers, tablets, digital video recorders, camcorders, MP3\4 players, smartphones, cell phones and other mobile devices. Manufacturers of HB LEDs and hard disk drives are among our largest customers and have accounted for a substantial portion of our revenues for the past several years. Factors that could influence the levels of spending on consumer electronic products include consumer confidence, access to credit, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have had and could continue to have a material adverse effect on the demand for our customers' products and, in turn, on our customers' demand for our products and services and on our financial condition and results of operations. Furthermore, manufacturers of HB LEDs have in the past overestimated their potential market share growth. If this growth is currently overestimated or is overestimated in the future, we may experience further cancellations of orders in backlog, rescheduling of customer deliveries, obsolete inventory and/or liabilities to our suppliers for products no longer needed.

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

        Approximately 90% of our 2011 net sales, 90% of our 2010 net sales and 79% of our 2009 net sales were generated from sales outside of the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing, portion of our sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

  •
  difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriation of earnings,

  •
  regional economic downturns, varying foreign government support, and unstable political environments,

  •
  political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including government-supported efforts to promote the development and growth of local competitors,

  •
  longer sales cycles and difficulty in collecting accounts receivable,

  •
  multiple, conflicting, and changing governmental laws and regulations, including import/export controls and other trade barriers,

  •
  reliance on various information systems and information technology to conduct our business, which may be vulnerable to cyber attacks by third parties or breached due to employee error, misuse or other causes that could result in business disruptions, loss of or damage to intellectual property, transaction errors, processing inefficiencies, or other adverse consequences should our security practices and procedures prove ineffective, and

  •
  different customs and ways of doing business.

        These challenges, many of which are associated with sales into China, may continue and recur again in the future, which could have a material adverse effect on our business. In addition, political instability, terrorism, acts of war or epidemics in regions where we operate may adversely affect or disrupt our business and results of operations.

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

        All of our businesses are subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products in selecting which development programs to fund and pursue. Our financial results for 2012 and in the future will depend to a great extent on the successful introduction of several new products, many of which require achieving increasingly stringent technical specifications. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or new technologies or in enhancing existing products.

We face significant competition.

        We face significant competition throughout the world in each of our reportable segments, which may increase as certain markets in which we operate continue to expand. Some of our competitors have greater financial, engineering, manufacturing, and marketing resources than us. In addition, we face competition from smaller emerging equipment companies whose strategy is to provide a portion of the products and services we offer, with a focused approach on innovative technology for specialized markets. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins. Our failure to compete successfully with these other companies would seriously harm our business.

We depend on a limited number of customers, located primarily in a limited number of regions, that operate in highly concentrated industries.

        Our customer base is and has been highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Based on net sales, our five largest customers accounted for 41%, 55% and 52% of our total net sales in 2011, 2010 and 2009, respectively. Recent customer consolidation activity involving some of our largest customers, particularly in our Data Storage segment, may result in an even greater concentration of our sales in the future.

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

        Our customer base is also highly concentrated in terms of geography, and the majority of our sales are to customers located in a limited number of countries. In 2011, 75% of our total net sales were to customers located in China, Taiwan and Korea alone. Dependence upon sales emanating from a limited number of regions increases our risk of exposure to local difficulties and challenges, such as those associated with regional economic downturns, political instability, fluctuating currency exchange rates, natural disasters, social unrest, pandemics, terrorism or acts of war. In addition, we may encounter challenges associated with political and social attitudes, laws, rules, regulations and policies within these countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors. Our reliance upon customer demand arising primarily from a limited number of countries could materially adversely impact our future results of operations.

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

        The stock market in general and the market for technology stocks in particular, has experienced volatility that has often been unrelated to the operating performance of companies. If these market or industry-based fluctuations continue, the trading price of our common shares could decline significantly independent of our actual operating performance, and shareholders could lose all or a substantial part of their investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

  •
  general stock market conditions and uncertainty, such as those occasioned by a global liquidity crisis, negative financial news, and a failure of large financial institutions;

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

        We are exposed to foreign currency exchange rate risks that are inherent in our anticipated sales, sales commitments and assets and liabilities that are denominated in currencies other than the United States dollar. Although we attempt to mitigate our exposure to fluctuations in currency exchange rates, hedging activities may not always be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could materially and adversely affect our revenues and gross margins.

The enforcement and protection of our intellectual property rights may be expensive and could divert our limited resources.

        Our success depends in part upon the protection of our intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We own various United States and international patents and have additional pending patent applications relating to certain of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage. In addition, our intellectual property rights may be circumvented, invalidated or rendered obsolete by the rapid pace of technological change. Policing unauthorized use of our products and technologies is difficult and time consuming. Furthermore, the laws of other countries may less effectively protect our proprietary rights than U.S. laws. Our outsourcing strategy requires that we share certain portions of our technology with our outsourcing partners, which poses additional risks of infringement and trade secret misappropriation. Infringement of our rights by a third party, possibly for purposes of developing and selling competing products, could result in uncompensated lost market and revenue opportunities. Similar exposure could result in the event that former employees seek to compete with us, through their unauthorized use of our intellectual property and proprietary information. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws. Further, we cannot be certain that the laws and policies of any country, including the United States, with respect to intellectual property enforcement or licensing will not be changed in a way detrimental to the sale or use of our products or technology.

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

        In addition, if we issue equity securities to pay for an acquisition, the ownership percentage of our then-existing shareholders would be reduced and the value of the shares held by these shareholders could be diluted, which could adversely affect the price of our stock. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or other purposes.

We may be required to take additional impairment charges for goodwill and indefinite-lived intangible assets or definite-lived intangible and long-lived assets.

        We are required to assess goodwill and indefinite-lived intangible assets annually for impairment, or on an interim basis whenever certain events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are also required to test our definite-lived intangible and long-lived assets, including acquired intangible assets and property, plant and equipment, for recoverability and impairment whenever there are indicators of impairment, such as an adverse change in business climate. During 2011 we discontinued our CIGS solar systems business. As a result we recorded a $2.1 million asset impairment charge, relating to indefinite-lived intangible assets and a $10.8 million goodwill impairment charge related to the write-off of these assets (see Note 3 of our Consolidated Financial Statements).

        At December 31, 2011, we had $55.8 million of goodwill and $114.3 million of intangible and long-lived assets, including $86.1 million of property, plant and equipment and $2.3 million of assets held for sale. As part of our long-term strategy, we may pursue future acquisitions of other companies or assets which could potentially increase our goodwill and intangible and long-lived assets. Adverse changes in business conditions could materially impact our estimates of future operations and result in additional impairment charges to these assets. If our goodwill or intangible and long-lived assets were to become further impaired, our results of operations could be materially and adversely affected.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. Ongoing compliance with this requirement is complex, costly and time-consuming. Although our assessment, testing, and evaluation resulted in our conclusion that, as of December 31, 2011, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, or if our management does not timely assess the adequacy of such internal controls, we could be subject to regulatory sanctions, the public's perception of our Company may decline and our financial results or the market price of our shares could be adversely affected.

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

        Our operations in the U.S., the Asia-Pacific region and in other areas could be subject to natural disasters or other significant disruptions, including earthquakes, tsunamis, fires, hurricanes, floods, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and manmade disasters or disruptions. Two such occurrences in 2011 include the earthquake and tsunami in Japan and the severe flooding in Thailand. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially and adversely affect our business, revenue and financial condition.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and our principal product development and marketing, manufacturing, research and development and training facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Plainview, NY	80,000	No	Data Storage, LED & Solar and Corporate Headquarters
Somerset, NJ	80,000	No	LED & Solar
Somerset, NJ	38,000	No	LED & Solar
St. Paul, MN(1)	125,000	Yes	LED & Solar
Tucson, AZ(2)	110,000	No	Former Metrology Site held for sale

Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Camarillo, CA(3)	26,000	2012	Data Storage and partially held for sublease
Fort Collins, CO	26,000	2013	Data Storage
Lowell, MA(4)	28,000	2012	Vacated LED & Solar Facility
Tewksbury, MA(4)	88,900	2013	Vacated LED & Solar Facility
Somerset, NJ	14,000	2012	LED & Solar
Kingston, NY	36,500	2018	LED & Solar
Shanghai, China(5)	17,400	2012	Customer Training Center
Hsinchu City, Taiwan	13,500	2015	Sales Office & Customer Training Center

(1)
Our LED & Solar segment utilizes approximately 95,000 square feet of this facility. The balance is available for expansion.

(2)
We vacated this facility during the fourth quarter of 2010 in conjunction with the sale of our Metrology segment to Bruker. We are actively marketing this office for sale.

(3)
We vacated this facility during the second quarter of 2009 in conjunction with the outsourcing of manufacturing for certain Data Storage product lines. We have reoccupied a portion of this space and are marketing the remaining space for sublease.

(4)
We vacated these facilities during the third quarter of 2011 in conjunction with the discontinuance of our CIGS Solar systems business.

(5)
We have the option to renew this lease for three consecutive two year terms and also have the option to purchase this facility.

        The St. Paul, Minnesota facility is subject to a mortgage which, at December 31, 2011, had an outstanding balance of $2.7 million. We also lease small offices in Santa Clara, California and Edina, Minnesota for sales and service. Our foreign sales and service subsidiaries lease office space in England, France, Germany, Japan, Korea, Malaysia, Singapore, Thailand, Philippines and China. We believe our facilities are adequate to meet our current needs.

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

Item 4.    Mine Safety Disclosures—Not Applicable

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is quoted on The NASDAQ National Market under the symbol "VECO." The 2011 and 2010 high and low closing bid prices by quarter are as follows:

	2011		2010
	High	Low	High	Low
First Quarter	$52.70	$42.82	$43.72	$30.42
Second Quarter	57.59	46.47	51.61	31.79
Third Quarter	47.21	24.40	45.52	31.02
Fourth Quarter	29.20	20.80	49.97	33.71

        On February 21, 2012, the closing bid price for our common stock on the NASDAQ National Market was $28.89 and we had 131 shareholders of record.

        We have not paid dividends on our common stock. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements and other circumstances.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Veeco Instruments Inc., The S&P Smallcap 600 Index,
The PHLX Semiconductor Index, and the RDG MidCap Technology Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

        Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ASSUMES $100 INVESTED ON DEC. 31, 2006
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31

	2006	2007	2008	2009	2010	2011
Veeco Instruments Inc.	100.00	89.16	33.85	176.40	229.36	111.05
S&P Smallcap 600	100.00	99.70	68.72	86.29	108.99	110.10
PHLX Semiconductor	100.00	107.88	60.06	97.21	109.11	107.58
RDG MidCap Technology	100.00	101.28	50.15	78.00	97.97	86.45

Item 6.    Selected Consolidated Financial Data

        The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$979,135	$930,892	$282,262	$302,067	$252,031
Operating income (loss) from continuing operations	276,259	303,253	7,631	(44,055)	(18,245)
Income (loss) from continuing operations net of income taxes	190,502	277,176	(1,777)	(48,748)	(23,655)
(Loss) income from discontinued operations net of income taxes	(62,515)	84,584	(13,855)	(26,673)	3,817
Net loss attributable to noncontrolling interest	—	—	(65)	(230)	(628)

Net income (loss) attributable to Veeco	$127,987	$361,760	$(15,567)	$(75,191)	$(19,210)

Income (loss) per common share attributable to Veeco:
Basic:
Continuing operations	$4.80	$7.02	$(0.05)	$(1.55)	$(0.74)
Discontinued operations	(1.57)	2.14	(0.43)	(0.85)	0.12

Income (loss)	$3.23	$9.16	$(0.48)	$(2.40)	$(0.62)

Diluted :
Continuing operations	$4.63	$6.52	$(0.05)	$(1.55)	$(0.74)
Discontinued operations	(1.52)	1.99	(0.43)	(0.85)	0.12

Income (loss)	$3.11	$8.51	$(0.48)	$(2.40)	$(0.62)

Weighted average shares outstanding:
Basic	39,658	39,499	32,628	31,347	31,020
Diluted	41,155	42,514	32,628	31,347	31,020

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$217,922	$245,132	$148,500	$102,521	$116,875
Short-term investments	273,591	394,180	135,000	—	—
Restricted cash	577	76,115	—	—	—
Working capital	587,076	640,139	317,317	168,528	112,089
Goodwill	55,828	52,003	52,003	51,741	71,544
Total assets	936,063	1,148,034	605,372	429,541	529,334
Long-term debt (including current installments)	2,654	104,021	101,176	98,526	132,118
Total equity	760,520	762,512	359,059	225,026	288,144

(1)
On July 28, 2011, we announced a plan to discontinue our CIGS solar systems business. The action was completed on September 27, 2011. Accordingly, the results of operations for the CIGS solar systems business have been recorded as discontinued operations in the accompanying consolidated results of operations for all periods presented. During the year ended December 31, 2011, total discontinued operations include pre-tax charges totaling $69.8 million. These charges include an asset impairment charge totaling $6.2 million, a goodwill write-off of $10.8 million, an inventory write-off totaling $27.0 million, charges to settle contracts totaling $22.1 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million.

(2)
On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology's operating results are accounted for as discontinued operations in determining the consolidated results of operations. The sales transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds was held in escrow and was restricted from use for one year from the closing date of the transaction to secure certain specified losses arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. The restriction relating to the escrowed proceeds was released on October 6, 2011. As part of the sale we incurred transaction costs, which consisted of investment bank fees and legal fees, totaling $5.2 million. The Company recognized a pre-tax gain on disposal of $156.3 million and a pre-tax deferred gain of $5.4 million related to the assets in China.

In addition, operating income and income from continuing operations includes a restructuring credit of $0.2 million.

(3)
Operating loss and net loss from continuing operations include restructuring expenses of $4.5 million, as well as an asset impairment charge of $0.3 million for property, plant and equipment no longer being utilized in our Data Storage segment and a $1.5 million inventory write-off associated with Data Storage legacy products.

(4)
Operating loss and net loss from continuing operations include a $51.4 million asset impairment charge of which $30.4 million was related to goodwill and $21.0 million was related to other long-lived assets, a restructuring charge of $9.4 million consisting of lease-related commitments, the mutually agreed-upon termination of the employment agreement with our former CEO and personnel severance costs. Net loss from continuing operations also reflects a net gain from the early extinguishment of debt in the amount of $3.8 million.

(5)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") creates Process Equipment solutions that enable technologies for a cleaner and more productive world. We design, manufacture and market equipment primarily sold to make light emitting diodes ("LEDs") and hard-disk drives, as well as for emerging applications such as concentrator photovoltaics, power semiconductors, wireless components, microelectromechanical systems (MEMS), and other next-generation devices.

        Veeco focuses on developing highly differentiated, "best-in-class" Process Equipment products for critical performance steps. Our products feature leading technology, low cost-of-ownership and high throughput, offering a time-to-market advantage for our customers around the globe. Core competencies in advanced thin film technologies, over 150 patents and decades of specialized process know-how helps us to stay at the forefront of these demanding industries.

        Veeco's LED & Solar segment designs and manufactures metal organic chemical vapor deposition ("MOCVD") and molecular beam epitaxy ("MBE") systems and components sold to manufacturers of LEDs, wireless devices, power semiconductors, and concentrator photovoltaics, as well as to R&D applications. In 2011 we discontinued the sale of our products related to Copper, Indium, Gallium, Selenide ("CIGS") solar systems technology.

        Veeco's Data Storage segment designs and manufactures the critical technologies used to create thin film magnetic heads ("TFMHs") that read and write data on hard disk drives. These technologies include ion beam etch (IBE), ion beam deposition (IBD), diamond-like carbon (DLC), physical vapor deposition (PVD), chemical vapor deposition (CVD), and slicing, dicing and lapping systems. While these technologies are primarily sold to hard drive customers, they also have applications in optical coatings and other markets.

        Veeco's approximately 900 employees support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Summary of Results for 2011

        Selected financial highlights include:

  •
  Revenue increased 5% to $979.1 million in 2011 from $930.9 million in 2010. LED & Solar revenues increased 4% to $827.8 million from $795.6 million in 2010. Data Storage revenues increased 12% to $151.3 million from $135.3 million in 2010;

  •
  Orders were down 27%, to $817.9 million in 2011, compared to $1,121.6 million in 2010;

  •
  Our gross margin increased slightly, to 48.4%, for 2011 compared to 48.3% for 2010. Gross margins in LED & Solar decreased from 48.3% in 2010 to 48.0%, while Data Storage gross margins increased from 48.4% to 50.7%.

  •
  Our selling, general and administrative expenses increased to $95.1 million, up from $87.3 million in 2010, remaining at about 10% of net sales.

  •
  Our research and development expenses increased to $96.6 million from $56.9 million in 2010. Research and development expenses were 10% of net sales in 2011, compared with 6% in 2010;

  •
  Net income from continuing operations in 2011 was $190.5 million compared $277.2 million in 2010;

  •
  Diluted net income from continuing operations per share was $4.63 compared to $6.52 in 2010.

Business Highlights of 2011

        In 2011, Veeco achieved revenue of $979.1 million and net income from continuing operations of $190.5 million. During the first half of 2011 Veeco experienced strong levels of business driven by growth in LED, including new orders in excess of $300 million in second quarter of 2011. Business conditions began to deteriorate mid-year due to oversupply in the LED market and Veeco's bookings slowed dramatically in the third and fourth quarters of the year.

  •
  Veeco's revenue increase in our LED & Solar segment was primarily due to penetration of new customers, including strong adoption of our MOCVD technology by a rapidly expanding Chinese customer base, increased market share, and the introduction of the industry's first multi-chamber MOCVD System, the MaxBright.

  •
  Veeco's Data Storage business delivered record revenue and profit levels as a result of strong technology alignment with our key customers, and our flexible manufacturing strategy.

Outlook

        Veeco's first quarter 2012 revenue is currently forecasted to be between $115 million and $140 million. Earnings per share are currently forecasted to be between $0.04 and $0.25.

        We don't see signs of near-term improvement in the LED environment and the current overcapacity situation could mean that MOCVD orders remain at these depressed levels for multiple quarters. In Data Storage, while overall market conditions are healthy, the continued consolidation of our customer base will likely mean that order patterns will fluctuate from quarter to quarter.

        The LED industry is currently experiencing an overcapacity situation, evidenced by low tool utilization rates being reported by many key global customers. As a result, new orders for Veeco's MOCVD systems declined sharply in both the third and fourth quarters of 2011 and we do not see signs of a near-term improvement in MOCVD business conditions. In the short term, it is difficult for us to predict when the supply/demand of LEDs will return to equilibrium and what the demand for our MOCVD products will be. According to the Semiconductor Equipment and Materials Industry's (SEMI) January 2012 Opto/LED Fab Watch report, worldwide MOCVD purchases will decline by 40% in 2012 compared to 2011. While Veeco is currently expecting revenue growth in its Data Storage and MBE businesses in 2012, the Company has forecasted that total revenue will decline from 38-48% in 2012 to be in the range of $500-600 million as a result of the cyclical downturn in MOCVD equipment purchases.

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

Results of Operations

Years Ended December 31, 2011 and 2010

        The following table shows our Consolidated Statements of Income, percentages of sales and comparisons between 2011 and 2010 (dollars in 000s):

	Year ended December 31,				Dollar and Percentage Change Year to Year
	2011		2010
Net sales	$979,135	100.0%	$930,892	100.0%	$48,243	5.2%
Cost of sales	504,801	51.6	481,407	51.7	23,394	4.9

Gross profit	474,334	48.4	449,485	48.3	24,849	5.5
Operating expenses (income):
Selling, general and administrative	95,134	9.7	87,250	9.4	7,884	9.0
Research and development	96,596	9.9	56,948	6.1	39,648	69.6
Amortization	4,734	0.5	3,703	0.4	1,031	27.8
Restructuring	1,288	0.1	(179)	(0.0)	1,467	(819.6)
Asset impairment	584	0.1	—	—	584	*
Other, net	(261)	(0.0)	(1,490)	(0.2)	1,229	(82.5)

Total operating expenses	198,075	20.2	146,232	15.7	51,843	35.5

Operating income	276,259	28.2	303,253	32.6	(26,994)	(8.9)
Interest expense, net	824	0.1	6,572	0.7	(5,748)	(87.5)
Loss on extinguishment of debt	3,349	0.3	—	—	3,349	*

Income from continuing operations before income taxes	272,086	27.8	296,681	31.9	(24,595)	(8.3)
Income tax provision	81,584	8.3	19,505	2.1	62,079	318.3

Income from continuing operations	190,502	19.5	277,176	29.8	(86,674)	(31.3)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(91,885)	(9.4)	129,776	13.9	(221,661)	*
Income tax (benefit) provision	(29,370)	(3.0)	45,192	4.9	(74,562)	*

(Loss) income from discontinued operations	(62,515)	(6.4)	84,584	9.1	(147,099)	*

Net income	$127,987	13.1%	$361,760	38.9%	$(233,773)	(64.6)%

*
Not Meaningful

Net Sales and Orders

        Net sales of $979.1 million for the year ended December 31, 2011, were up 5.2% compared to 2010. The following is an analysis of sales and orders by segment and by region (dollars in 000s):

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2011	2010	Year to Year		2011	2010	Year to Year		2011	2010
Segment Analysis
LED & Solar	$827,797	$795,565	$32,232	4.1%	$650,608	$968,143	$(317,535)	(32.8)%	0.79	1.22
Data Storage	151,338	135,327	16,011	11.8	167,249	153,406	13,843	9.0	1.11	1.13

Total	$979,135	$930,892	$48,243	5.2%	$817,857	$1,121,549	$(303,692)	(27.1)%	0.84	1.20

Regional Analysis
Americas	$100,635	$92,646	$7,989	8.6%	$87,355	$107,039	$(19,684)	(18.4)%	0.87	1.16

Europe, Middle East and Africa ("EMEA")	57,617	92,112	(34,495)	(37.4)	52,366	83,784	(31,418)	(37.5)	0.91	0.91

Asia Pacific ("APAC")
China	649,846	266,813	383,033	143.6	479,141	537,740	(58,599)	(10.9)	0.74	2.02
Taiwan	64,228	101,130	(36,902)	(36.5)	60,455	112,016	(51,561)	(46.0)	0.94	1.11
Korea	24,701	301,026	(276,325)	(91.8)	14,813	207,337	(192,524)	(92.9)	0.60	0.69
Other APAC	82,108	77,165	4,943	6.4	123,727	73,633	50,094	68.0	1.51	0.95

APAC	820,883	746,134	74,749	10.0	678,136	930,726	(252,590)	(27.1)	0.83	1.25

Total	$979,135	$930,892	$48,243	5.2%	$817,857	$1,121,549	$(303,692)	(27.1)%	0.84	1.20

        By segment, LED & Solar sales increased 4.1% in 2011 primarily due to increases in shipments of our newest systems as compared to 2010 (3.9% increase in MOCVD reactor shipments from 2010) as a result of the high demand which slowed by the beginning of the second half 2011 for LED applications. Data Storage sales also increased 11.8%, primarily as a result of an increase in capital spending by data storage customers for capacity and technology buys. LED & Solar sales represented 84.5% of total sales for the year ended December 31, 2011, down from 85.5% in the prior year. Data Storage sales accounted for 15.5% of net sales, up from 14.5% in the prior year. By region, net sales increased by 10.0% in Asia Pacific, primarily due to MOCVD sales to HB LED customers. In addition, sales in the Americas increased 8.6% and sales in EMEA decreased 37.4%. We believe that there will continue to be year-to-year variations in the geographic distribution of sales.

        Orders in 2011 decreased 27.1% compared to 2010, primarily attributable to a 32.8% decrease in LED & Solar orders that were principally driven by a mid-year deterioration due to oversupply in the LED market, slowing orders dramatically in the third and fourth quarters after hitting a peak in the second quarter of 2011. Data Storage orders increased 9.0% from the continued increase in our customer's capital spending for capacity and technology buys.

        Our book-to-bill ratio for 2011, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.84 to 1 compared to 1.20 to 1 in 2010. Our backlog as of December 31, 2011 was $332.9 million, compared to $535.4 million as of December 31, 2010. During the year ended December 31, 2011, we experienced a net backlog adjustment of approximately $41.4 million. The adjustment consisted of $38.1 million of order cancellations and $3.3 million related to other order adjustments. During the year ended December 31, 2011, we had a positive adjustment related to foreign currency translation of $0.1 million. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of December 31, 2011 and 2010 we had deposits and advanced billings of $57.1 million and $129.2 million, respectively.

Gross Profit

        Gross profit was $474.3 million or 48.4% for 2011 compared to $449.5 million or 48.3% in 2010. LED & Solar gross margins decreased to 48.0% from 48.3% in the prior year, primarily due to higher overhead costs and service support spending, partially offset by increases in volume, favorable product mix and lower average material costs. Data Storage gross margins increased to 50.7% from 48.4% in the prior year due to increased sales volume and a favorable product mix, partially offset by higher overhead costs and service support spending.

Operating Expenses

        Selling, general and administrative expenses increased by $7.9 million or 9.0%, from the prior year primarily to support the increased level of business in our LED & Solar segment. Selling, general and administrative expenses were 9.7% of net sales in 2011, compared with 9.4% of net sales in the prior year.

        Research and development expense increased $39.6 million or 69.6% from the prior year, primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment. As a percentage of net sales, research and development expense increased to 9.9% from 6.1% in the prior year.

        Amortization expense increased $1.0 million from the prior year, primarily resulting from the increase in intangible assets as a result of our acquisition of a privately held company that occurred during the second quarter of 2011.

        Restructuring expense of $1.3 million for the year ended December 31, 2011, consisted of personnel severance costs associated with the company-wide reduction of approximately 65 employees in our workforce. Restructuring credit of $0.2 million for the year ended December 31, 2010, was attributable to a change in estimate in our Data Storage segment.

        During 2011, the Company recorded a $0.6 million asset impairment charge related to the disposal of equipment associated with the discontinuance of a certain product line in our LED & Solar segment.

Interest Expense, net

        Interest expense, net for 2011 was $0.8 million, comprised of $1.4 million in cash interest expense, $1.9 million in non-cash interest expense relating to net amortization of our short-term investments and $1.3 million in non-cash interest expense relating to our convertible debt, which was retired during the first half of 2011 creating a loss on extinguishment of approximately $3.3 million. Interest expense was partially offset by $3.8 million in interest income earned on our cash and short-term investment balances. Interest expense, net for 2010 was $6.6 million, comprised of $4.7 million in cash interest expense, $0.4 million in non-cash interest expense relating to our short-term investments and $3.1 million in non-cash interest expense relating to our convertible debt, partially offset by $1.6 million in interest income earned on our cash and short-term investment balances. The non-cash interest expense is related to accounting rules that requires a portion of convertible debt to be allocated to equity in 2011 and 2010 and accretion of debt discounts and amortization of debt premiums related to our short-term investments in 2011 and 2010.

Income Taxes

        The income tax provision attributable to continuing operations for the year ended December 31, 2011 was $81.6 million or 30.0% of income before taxes compared to $19.5 million or 6.6% of income before taxes in the prior year. The 2011 provision for income taxes included $9.6 million relating to our foreign operations and $72.0 million relating to our domestic operations. The 2010 provision for income taxes included $8.0 million relating to our foreign operations and $11.5 million relating to our domestic operations. Our 2010 effective tax rate was lower than our 2011 effective tax rate as a result of the utilization of our domestic net operating loss and tax credit carry forwards due to the reversal of our valuation allowance during 2010. Our 2011 effective tax rate is lower than the statutory rate as a result of the jurisdictional mix of earnings in our foreign locations, which impacted the effective tax rate by approximately 1.9%, and other favorable tax benefits including the Domestic Production Activities Deduction and the Research and Development Credit, which impacted the effective tax rate by approximately 3.4%.

Discontinued Operations

        Discontinued operations represent the results of the operations of our disposed Metrology segment, which was sold to Bruker on October 7, 2010, and our CIGS solar systems business, which was discontinued on September 27, 2011, reported as discontinued operations. The 2011 results reflect an operational loss before taxes of $1.6 million related to the Metrology segment and an operational loss before taxes of $90.3 million related to the CIGS solar systems business. The 2010 results reflect an operational loss before taxes of $0.8 million and a gain on disposal of $156.3 million before taxes related to the Metrology segment and an operational loss before taxes of $25.7 million related to the CIGS solar systems business.

Years Ended December 31, 2010 and 2009

        The following table shows our Consolidated Statements of Operations, percentages of sales and comparisons between 2010 and 2009 (dollars in 000s):

	Year ended December 31,				Dollar and Percentage Change Year to Year
	2010		2009
Net sales	$930,892	100.0%	$282,262	100.0%	$648,630	229.8%
Cost of sales	481,407	51.7	168,003	59.5	313,404	186.5

Gross profit	449,485	48.3	114,259	40.5	335,226	293.4
Operating expenses (income):
Selling, general and administrative	87,250	9.4	59,419	21.1	27,831	46.8
Research and development	56,948	6.1	37,767	13.4	19,181	50.8
Amortization	3,703	0.4	3,977	1.4	(274)	(6.9)
Restructuring	(179)	(0.0)	4,479	1.6	(4,658)	*
Asset impairment	—	—	304	0.1	(304)	(100.0)
Other, net	(1,490)	—	682	0.2	(2,172)	*

Total operating expenses	146,232	15.7	106,628	37.8	39,604	37.1

Operating income	303,253	32.6	7,631	2.7	295,622	3,874.0
Interest expense, net	6,572	0.7	6,850	2.4	(278)	(4.1)

Income from continuing operations before income taxes	296,681	31.9	781	0.3	295,900	37,887.3
Income tax provision	19,505	2.1	2,558	0.9	16,947	662.5

Income (loss) from continuing operations	277,176	29.8	(1,777)	(0.6)	278,953	*

Discontinued operations:
Income (loss) from discontinued operations, before income taxes	129,776	13.9	(15,066)	(5.3)	144,842	*
Income tax provision (benefit)	45,192	4.9	(1,211)	(0.4)	46,403	*

Income (loss) from discontinued operations	84,584	9.1	(13,855)	(4.9)	98,439	*

Net income (loss)	361,760	38.9	(15,632)	(5.5)	377,392	*
Net loss attributable to noncontrolling interest	—	—	(65)	(0.0)	65	(100.0)

Net income (loss) attributable to Veeco	$361,760	38.9%	$(15,567)	(5.5)%	$377,327	*

*
Not Meaningful

Net Sales and Orders

        Net sales of $930.9 million for the year ended December 31, 2010, were up 229.8% compared to 2009. The following is an analysis of sales and orders by segment and by region (dollars in 000s):

	Sales				Orders
	Year ended December 31,		Dollar and Percentage Change		Year ended December 31,		Dollar and Percentage Change		Book to Bill Ratio
	2010	2009	Year to Year		2010	2009	Year to Year		2010	2009
Segment Analysis
LED & Solar	$795,565	$205,003	$590,562	288.1%	$968,143	$409,232	$558,911	136.6%	1.22	2.00
Data Storage	135,327	77,259	58,068	75.2	153,406	97,497	55,909	57.3	1.13	1.26

Total	$930,892	$282,262	$648,630	229.8%	$1,121,549	$506,729	$614,820	121.3%	1.20	1.80

Regional Analysis
Americas	$92,646	$60,730	$31,916	52.6%	$107,039	$75,946	$31,093	40.9%	1.16	1.25

EMEA	92,112	49,938	42,174	84.5	83,784	47,049	36,735	78.1	0.91	0.94

Korea	301,026	99,132	201,894	203.7	207,337	222,114	(14,777)	(6.7)	0.69	2.24
China	266,813	31,114	235,699	757.5	537,740	75,559	462,181	611.7	2.02	2.43
Taiwan	101,130	13,882	87,248	628.5	112,016	34,642	77,374	223.4	1.11	2.50
Other Asia Pacific	77,165	27,466	49,699	180.9	73,633	51,419	22,214	43.2	0.95	1.87

Asia Pacific	746,134	171,594	574,540	334.8	930,726	383,734	546,992	142.5	1.25	2.24

Total	$930,892	$282,262	$648,630	229.8%	$1,121,549	$506,729	$614,820	121.3%	1.20	1.80

        By segment, LED & Solar sales increased 288.1% in 2010 due to increases in shipments of our newest systems as compared to 2009 (363.9% increase in MOCVD reactor shipments from 2009) as a result of an increase in demand for HB LED backlighting applications and general illumination. Data Storage sales also increased 75.2%, primarily as a result of an increase in capital spending by data storage customers for capacity and technology buys. LED & Solar sales represented 85.5% of total sales for the year ended December 31, 2010, up from 72.6% in the prior year. Data Storage sales accounted for 14.5% of net sales, down from 27.4% in the prior year. By region, net sales increased by 334.8% in Asia Pacific, primarily due to MOCVD sales to HB LED customers. In addition, sales in the Americas and EMEA also increased 52.6% and 84.5%, respectively. We believe that there will continue to be year-to-year variations in the geographic distribution of sales.

        Orders in 2010 increased 121.3% compared to 2009, primarily attributable to a 136.6% increase in LED & Solar orders that were principally driven by HB LED manufacturers increasing production for television and laptop backlighting applications. Data Storage orders increased 57.3% from the continued increase in our customer's capital spending for capacity and technology buys.

        Our book-to-bill ratio for 2010, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 1.20 to 1 compared to 1.80 to 1 in 2009. Our backlog as of December 31, 2010 was $535.4 million, compared to $345.9 million as of December 31, 2009. During the year ended December 31, 2010, we experienced a net backlog adjustment of approximately $2.9 million, consisting of order cancellations. During the year ended December 31, 2010, we had a positive adjustment related to foreign currency translation of $1.8 million. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of December 31, 2010 and 2009 we had deposits and advanced billings of $129.2 million and $59.8 million, respectively.

Gross Profit

        Gross profit was $449.5 million or 48.3% for 2010 compared to $114.3 million or 40.5% in 2009. LED & Solar gross margins increased to 48.3% from 42.0% in the prior year, primarily due to increases in volume (262 additional system shipments and 185 additional final acceptances received compared to prior year in our MOCVD business) and higher average selling prices coupled with lower manufacturing costs. Data Storage gross margins increased to 48.4% from 36.4% in the prior year due to increased sales volume and a favorable product mix. During 2009, Data Storage gross margins were also negatively impacted by a charge to cost of sales of $1.5 million for the write off of inventory associated with discontinued legacy product lines.

Operating Expenses

        Selling, general and administrative expenses increased by $27.8 million or 46.8%, from the prior year primarily to support the business ramp in our LED & Solar segment. Selling, general and administrative expenses were 9.4% of net sales in 2010, compared with 21.1% of net sales in the prior year.

        Research and development expense increased $19.2 million or 50.8% from the prior year, primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment. As a percentage of net sales, research and development expense decreased to 6.1% from 13.4% in the prior year.

        Amortization expense decreased $0.3 million or 6.9% from the prior year. This decrease is mainly due to certain intangibles being fully amortized at the end of 2009.

        Restructuring credit of $0.2 million for the year ended December 31, 2010, was attributable to a change in estimate in our Data Storage segment. Restructuring expense of $4.5 million for the year ended December 31, 2009, consisted primarily of personnel severance costs of $3.1 million associated with the reduction of approximately 161 employees in our workforce. Additionally, we took a $1.4 million charge during the second quarter of 2009 for costs associated with vacating a leased facility in Camarillo, California and the related relocation of 27 employees.

        During 2009, the Company recorded a $0.3 million asset impairment charge. The charge was for property, plant and equipment no longer being utilized in our Data Storage segment.

Interest Expense, net

        Interest expense, net for 2010 was $6.6 million, comprised of $4.7 million in cash interest expense, $0.4 million in non-cash interest expense relating to net amortization of our short-term investments and $3.1 million in non-cash interest expense relating to our convertible debt, partially offset by $1.6 million in interest income earned on our cash and short-term investment balances. Interest expense, net for 2009 was $6.9 million, comprised of $4.9 million in cash interest expense and $2.8 million in non-cash interest expense, partially offset by $0.8 million in interest income. The non-cash interest expense is related to accounting rules that requires a portion of convertible debt to be allocated to equity in 2010 and 2009 and accretion of debt discounts and amortization of debt premiums related to our short-term investments in 2010.

Income Taxes

        The income tax provision attributable to continuing operations for the year ended December 31, 2010 was $19.5 million or 6.6% of income before taxes compared to $2.6 million or 327.5% of income before taxes in the prior year. The 2010 provision for income taxes included $8.0 million relating to our foreign operations and $11.5 million relating to our domestic operations. The 2009 provision for income taxes included $1.6 million relating to our foreign operations and $1.0 million relating to our domestic operations. Our effective tax rate in 2010 is lower than the statutory rate as a result of the reversal of our valuation allowance, which impacted the effective tax rate by approximately 28.0%.

Discontinued Operations

        Discontinued operations represent the results of the operations of our disposed Metrology segment, which was sold to Bruker on October 7, 2010, and our CIGS solar systems business, which was discontinued on September 27, 2011, reported as discontinued operations. The 2010 results reflect an operational loss before taxes of $0.8 million and a gain on disposal of $156.3 million before taxes related to the Metrology segment and an operational loss before taxes of $25.7 million related to the CIGS solar systems business. The 2009 results reflect an operational loss before taxes of $2.7 million related to the Metrology segment and an operational loss before taxes of $12.4 million related to the CIGS solar systems business.

Liquidity and Capital Resources

        Historically, our principal capital requirements have included the funding of acquisitions, working capital, capital expenditures and the repayment of debt. We traditionally have generated cash from operations and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services.

        Cash and cash equivalents as of December 31, 2011 was $217.9 million. This amount represents a decrease of $27.2 million from December 31, 2010. We also had short-term investments and restricted cash of $273.6 million and $0.6 million, respectively, as of December 31, 2011. A summary of the current year cash flow activity is as follows (in thousands):

	Year ended December 31,
	2011	2010
Net income	$127,987	$361,760

Net cash provided by operating activities	$115,442	$194,214
Net cash provided by (used in) investing activities	106,294	(121,621)
Net cash (used in) provided by financing activities	(249,935)	25,505
Effect of exchange rate changes on cash and cash equivalents	989	(1,466)

Net (decrease) increase in cash and cash equivalents	(27,210)	96,632
Cash and cash equivalents at beginning of year	245,132	148,500

Cash and cash equivalents at end of year	$217,922	$245,132

        Cash provided by operations during the year ended December 31, 2011 was $115.4 million compared to $194.2 million during the year ended December 31, 2010. The $115.4 million cash provided by operations in 2011 included adjustments to the $128.0 million of net income for non-cash items, which increased the cash provided by net income by $76.9 million. The adjustments consisted of $44.4 million of discontinued operations, $12.9 million of depreciation and amortization, $12.8 million of non-cash equity-based compensation expense, $11.3 million of deferred income taxes, $(10.4) million of excess tax benefits from stock option exercises, $3.3 million of loss on extinguishment of debt, $1.3 million of amortization of debt discount, $0.8 million of inventory write-offs and a $0.6 million asset impairment charge. Net cash provided by operations was unfavorably impacted by a net $89.4 million of changes in operating assets and liabilities, which included a $19.4 million increase in inventories, a $42.2 million decrease in income taxes payable, a $72.7 million decrease in accrued expenses, principally resulting from customer deposits associated primarily with the significant increase in shipments in our LED & Solar segment compared to bookings, a $25.5 million increase in prepaid expenses and other current assets and $6.9 million increase in other, net, partially offset by a $56.8 million decrease in accounts receivable, $8.1 million increase in accounts payable and a $12.4 million decrease in supplier deposits. Cash provided by operations during the year ended December 31, 2010 was $194.2 million and included adjustments to the $361.8 million of net income for non-cash items, which reduced the cash provided by net income by $168.3 million. The adjustments consisted of $10.8 million of depreciation and amortization, $8.8 million of non-cash equity-based compensation expense, $3.1 million of amortization of debt discount, $(25.1) million of deferred income taxes, $(23.3) million of excess tax benefits from stock option exercises, $(156.3) million of gain on disposal of our Metrology segment and $14.0 million of discontinued operations. Net cash provided by operations was favorably impacted by a net $0.7 million of changes in operating assets and liabilities.

        Cash provided by investing activities of $106.3 million for the year ended December 31, 2011, resulted primarily from proceeds of $707.7 million from the sale of short-term investments, $75.5 million of transfers from restricted cash and $0.2 million of other, net, partially offset by $588.5 million of purchases of short-term investments, $60.4 million of capital expenditures and $28.3 million of payments for net assets of a business acquired. Cash used in investing activities of $121.6 million during the year ended December 31, 2010, resulted primarily from $506.1 million of purchases of short-term investments, $10.7 million of capital expenditures, $76.1 million of transfers to restricted cash and $0.5 million of discontinued operations, partially offset by proceeds of $33.0 million from the sale of short-term investments, $225.2 million net proceeds from the disposal of our Metrology segment and $213.6 million from the maturity of CDAR's.

        Cash used in financing activities of $249.9 million during the year ended December 31, 2011, consisted primarily of $162.1 million of purchases of treasury stock, $105.8 million of repayments of long-term debt and $3.2 million of restricted stock tax withholdings, partially offset by $10.7 million from stock option exercises and $10.4 million excess tax benefits from stock option exercises. Cash provided by financing activities of $25.5 million during the year ended December 31, 2010, consisted primarily of $45.2 million of cash proceeds from stock option exercises and $23.3 million excess tax benefits from stock options exercises, partially offset by $4.6 million of restricted stock tax withholdings, $38.1 million of purchases of treasury stock and $0.2 million of repayments of long-term debt.

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

        On October 6, 2011, the restriction has lapsed on the $22.9 million of cash held in escrow relating to the proceeds received from the sale of our Metrology segment. This cash was held in escrow and was restricted from use for one year from the closing date of the transaction to secure potential losses, if any, arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents.

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

        Accordingly, the results of operations for the CIGS solar systems business have been recorded as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2011, total discontinued operations include charges totaling $69.8 million. These charges include an asset impairment charge totaling $6.2 million, a goodwill write-off of $10.8 million, an inventory write-off totaling $27.0 million, charges to settle contracts totaling $22.1 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million.

        As of December 31, 2011, our contractual cash obligations and commitments are as follows (in thousands):

	Payments due by period
Contractual Cash Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$2,654	$248	$558	$654	$1,194
Interest on debt(1)	935	201	339	244	151
Operating leases(2)	10,804	3,936	4,348	1,804	716
Letters of credit and bank guarantees(3)	5,295	5,295	—	—	—
Purchase commitments(4)	91,069	91,069	—	—	—

	$110,757	$100,749	$5,245	$2,702	$2,061

(1)
Long-term debt obligations consist of mortgage and interest payments for our St. Paul, MN facility.

(2)
In accordance with relevant accounting guidance, we account for our office leases as operating leases with expiration dates ranging from 2012 through 2017. There are future minimum annual rental payments required under the leases. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

(3)
Issued by a bank on our behalf as needed. We had letters of credit outstanding of $1.7 million and bank guarantees outstanding of $3.6 million, of which, $0.6 million that is collateralized against cash that is restricted from use.

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

        Revenue Recognition:    We recognize revenue based on current accounting guidance provided by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board ("FASB"). Our revenue transactions include sales of products under multiple-element arrangements. Revenue under these arrangements is allocated to each element based upon its estimated selling price.

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

        For those transactions on which we recognize systems revenue, either at the time of shipment or delivery, our sales and contractual arrangements with customers do not contain provisions for right of return or forfeiture, refund or other purchase price concessions. In the rare instances where such provisions are included, the Company defers all revenue until customer acceptance is achieved. In cases where products are sold with a retention of 10% to 20%, which is typically payable by the customer when installation and field acceptance provisions are completed, the customer has the right to withhold this payment until such provisions have been achieved. We defer the greater of the retention amount or the estimated selling price of the installation on systems that we recognize revenue at the time of shipment or delivery.

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

        Our systems are principally sold to manufacturers in the HB-LED, the data storage, solar and other industries. Sales arrangements for these systems generally include customer acceptance criteria based upon Veeco and/or customer specifications. Prior to shipment a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning within agreed upon specifications. Such source inspection or test data replicates the acceptance testing that will be performed at the customer's site prior to final acceptance of the system. Customer acceptance provisions include reassembly and installation of the system at the customer site, which includes performing functional or mechanical test procedures (i.e. hardware checks, leak testing, gas flow monitoring and quality control checks of the basic features of the product). Additionally, a material demonstration process may be performed to validate the functionality of the product. Upon meeting the agreed upon specifications the customer approves final acceptance of the product.

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

        Goodwill and Indefinite-Lived Intangible Asset Impairment:    The Company does not amortize goodwill or intangible assets with indefinite useful lives, but instead tests the balances in these asset accounts for impairment at least annually at the reporting unit level. Our policy is to perform this annual impairment test in the fourth quarter, using a measurement date of October 1st, of each fiscal year or more frequently if impairment indicators arise. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets.

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

        Fair Value Measurements:    Accounting guidance for our non-financial assets and non-financial liabilities requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in such. Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. These requirements apply to our long-lived assets, goodwill and intangible assets. We use Level 3 inputs to value all of such. The Company primarily applies the market approach for recurring fair value measurements.

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

Recent Accounting Pronouncements

        Balance Sheet:    In December 2011, the FASB issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendment should be applied retrospectively. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

        Comprehensive Income:    In December 2011, the FASB issued amended guidance related to Comprehensive Income. In order to defer only those changes in the June amendment (addressed below) that relate to the presentation of reclassification adjustments, the FASB issued this amendment to supersede certain pending paragraphs in the June amendment. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the June amendment. All other requirements are not affected, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

        In June 2011, the FASB issued amended guidance related to Comprehensive Income. This amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

        Business Combinations:    In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when a material acquisition occurs.

        Intangibles—Goodwill and Other:    In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

        In May 2011, the FASB issued amended guidance related to Fair Value Measurements. This amendment represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in this amendment, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        The principal market risks (such as the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are:

  •
  rates on investment portfolios, and

  •
  exchange rates, generating translation and transaction gains and losses.

Interest Rates

        We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $273.6 million at December 31, 2011. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at December 31, 2011, an immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the portfolio of approximately $1.6 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the consolidated statement of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

        Our net sales to foreign customers represented approximately 90%, 90% and 79% of our total net sales in 2011, 2010 and 2009, respectively. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 3%, 2% and 6% of total net sales in 2011, 2010 and 2009, respectively. The aggregate foreign currency exchange (loss) gain included in determining consolidated results of operations was approximately $(1.0) million, $1.3 million and $(0.7) million in 2011, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange (loss) gain were gains relating to forward contracts of $0.5 million, $0.1 million and $0.1 million in 2011, 2010 and 2009, respectively. These amounts were recognized and are included in other, net in the accompanying Consolidated Statements of Operations.

        As of December 31, 2011, there were no gains or losses related to forward contracts included in prepaid expenses and other current assets or accrued expenses and other current liabilities. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets and these amounts were subsequently received in January 2011. As of December 31, 2009, approximately $0.2 million of gains related to forward contracts were included in prepaid expenses and other current assets and these amounts were subsequently received in January 2010. Monthly forward contracts for a notional amount of $3.6 million for the month of January 2012 were entered into in December 2011. We are exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. We enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The average notional amount of such contracts outstanding was approximately $10.3 million for the year ended December 31, 2011. The changes in currency exchange rates that have the largest impact on translating our international operating profit (loss) are the Japanese Yen and the Euro. We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Quarterly Results of Operations

        The following table presents selected unaudited financial data for each quarter of fiscal 2011 and 2010. Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2011 interim quarter ends were April 3, July 3 and October 2. The 2010 interim quarter ends were March 28, June 27 and September 26. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

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

	Fiscal 2011					Fiscal 2010
	Q1	Q2	Q3	Q4	Year	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
Net sales	$254,676	$264,815	$267,959	$191,685	$979,135	$132,647	$221,389	$277,094	$299,762	$930,892
Gross profit	130,963	135,349	124,934	83,088	474,334	56,636	100,283	137,383	155,183	449,485
Income from continuing operations, net of income taxes	57,979	56,318	52,617	23,588	190,502	26,156	53,910	93,687	103,423	277,176
(Loss) income from discontinued operations, net of income taxes	(5,337)	(37,112)	(16,754)	(3,312)	(62,515)	(112)	(1,517)	(7,524)	93,737	84,584

Net income attributable to Veeco	$52,642	$19,206	$35,863	$20,276	$127,987	$26,044	$52,393	$86,163	$197,160	$361,760

Income (loss) per common share attributable to Veeco:
Basic:
Continuing operations	$1.46	$1.37	$1.34	$0.62	$4.80	$0.67	$1.36	$2.35	$2.62	$7.02
Discontinued operations	(0.14)	(0.90)	(0.43)	(0.09)	(1.57)	—	(0.04)	(0.19)	2.38	2.14

Income	$1.32	$0.47	$0.91	$0.53	$3.23	$0.67	$1.32	$2.16	$5.00	$9.16

Diluted :
Continuing operations	$1.36	$1.31	$1.31	$0.61	$4.63	$0.62	$1.24	$2.22	$2.46	$6.52
Discontinued operations	(0.12)	(0.86)	(0.41)	(0.09)	(1.52)	—	(0.04)	(0.18)	2.24	1.99

Income	$1.24	$0.45	$0.90	$0.52	$3.11	$0.62	$1.20	$2.04	$4.70	$8.51

Weighted average shares outstanding:
Basic	39,842	40,998	39,335	38,212	39,658	38,784	39,761	39,946	39,453	39,499
Diluted	42,531	43,002	40,069	38,771	41,155	42,269	43,506	42,258	41,972	42,514

CIGS Solar Systems Business Disposal

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

        Accordingly, the results of operations for the CIGS solar systems business have been recorded as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2011, total discontinued operations include charges totaling $69.8 million ($50.7 million in the second quarter and $19.1 million in the third quarter). These charges include an asset impairment charge totaling $6.2 million, a goodwill write-off of $10.8 million, an inventory write-off totaling $27.0 million, charges to settle contracts totaling $22.1 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million.

Metrology Divestiture

        On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology's operating results are accounted for as discontinued operations in determining the consolidated results of operations. The sales transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds was held in escrow and was restricted from use for one year from the closing date of the transaction to secure certain specified losses arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. The restriction relating to the escrowed proceeds was released on October 6, 2011. As part of the sale we incurred transaction costs, which consisted of investment bank fees and legal fees, totaling $5.2 million. During the fourth quarter of 2010, we recognized a pre-tax gain on disposal of $156.3 million and a pre-tax deferred gain of $5.4 million related to the assets in China.

Other Quarterly Items

        During the fourth quarter of 2011, we recognized a restructuring charge of $1.3 million for personnel severance related to a company-wide reorganization. We also recognized an asset impairment charge of $0.6 million for property and equipment and $0.8 million inventory write-off charged to cost of sales related to the discontinuance of a certain product line in our LED & Solar reporting unit.

        During the third quarter of 2011 there was overstatement in our discontinued operations tax benefit totaling $3.4 million. We corrected this error in the discontinued operations income tax provision in the fourth quarter of 2011 for the same amount, representing the amount not previously recorded in the third quarter of 2011. We do not believe that this difference was material to our results of operations for the third and fourth quarter of 2011.

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

Design and Evaluation of Internal Control Over Financial Reporting

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2011. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our Consolidated Financial Statements for the year ended December 31, 2011 under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in our internal controls or other factors during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

        Portions of the information required by Part III of Form 10-K are incorporated by reference from Veeco's Proxy Statement to be filed with the SEC in connection with Veeco's 2012 Annual Meeting of Stockholders (the "Proxy Statement").

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

        The following table gives information about our common stock that may be issued under our equity compensation plans as of December 31, 2011. See Note 8 to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,105,777	$25.58	1,764,570
Equity compensation plans not approved by security holders	—	—	—

Total	2,105,777		1,764,570

Item 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement under the headings "Independence of the Board of Directors" and "Certain Relationships and Related Transactions."

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement under the heading "Proposal 3—Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm."

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

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Stock Purchase Agreement dated August 15, 2010 among Veeco Instruments Inc. (Veeco), Veeco Metrology Inc. and Bruker Corporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 3.1
3.6	Amendment to Certificate of Incorporation of Veeco dated May 14, 2010	Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 3.8
3.7	Fourth Amended and Restated Bylaws of Veeco, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1
3.8	Amendment No. 1 to the Fourth Amended and Restated Bylaws of Veeco effective May 20, 2010	Current Report on Form 8-K, filed May 26, 2010, Exhibit 3.1
3.9	Amendment No. 2 to the Fourth Amended and Restated Bylaws of Veeco effective October 20, 2011	Current Report on Form 8-K, filed October 24, 2011, Exhibit 3.1
10.1	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2

Number	Exhibit	Incorporated by Reference to the Following Documents
10.2	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.3	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.4*	Form of Indemnification Agreement entered into between Veeco and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
10.5*	Veeco Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.6*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.7*	Amendment No. 2 dated January 22, 2009 to Veeco Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41
10.8*	Form of Restricted Stock Agreement pursuant to the Veeco 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.9*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.10*	Veeco 2010 Stock Incentive Plan, effective May 14, 2010	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.1
10.11*	Form of 2010 Stock Incentive Plan Stock Option Agreement	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.2
10.12*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.3
10.13*	Veeco Performance-Based Restricted Stock 2010	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.2
10.14*	Veeco 2010 Management Bonus Plan dated January 22, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.2
10.15*	Veeco 2010 Special Profit Sharing Plan dated February 15, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.3

Number	Exhibit	Incorporated by Reference to the Following Documents
10.16*	Senior Executive Change in Control Policy effective as of September 12, 2008	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.3
10.17*	Amendment No. 1 dated December 23, 2008 (effective September 12, 2008) to Veeco Senior Executive Change in Control Policy	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.37
10.18*	Employment Agreement effective as of July 1, 2007 between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3
10.19*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John R. Peeler	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.38
10.20*	Second Amendment effective June 11, 2010 to Employment Agreement between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.1
10.21*	Employment Agreement dated December 17, 2009 (effective January 18, 2010) between Veeco and David D. Glass	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.1
10.22*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.23*	Form of Amendment effective June 9, 2006 to Letter Agreements between Veeco and each of John P. Kiernan and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.24*	Form of Amendment effective December 31, 2008 to Letter Agreements between Veeco and each of John P. Kiernan and Robert P. Oates	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.40
10.25*	Letter agreement effective as of June 19, 2009 between Veeco and John P. Kiernan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2
10.26*	Letter Agreement dated October 31, 2005 between Veeco and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1
10.27*	Amendment dated September 12, 2008 to Employment Agreement between Veeco and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.2
10.28*	Veeco 2011 Management Bonus Plan, dated January 26, 2011	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Exhibit 10.1
10.29*	Service Agreement effective January 1, 2012 between Veeco and Edward H. Braun	Filed herewith
10.30*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller	Filed herewith

Number	Exhibit	Incorporated by Reference to the Following Documents
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

**
Filed herewith electronically.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2012.

VEECO INSTRUMENTS INC.
By:	/s/ JOHN R. PEELER John R. Peeler Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 22, 2012.

Signature	Title

/s/ EDWARD H. BRAUN Edward H. Braun	Director and Chairman
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director
/s/ JOEL A. ELFTMANN Joel A. Elftmann	Director
/s/ GORDON HUNTER Gordon Hunter	Director
/s/ ROGER D. MCDANIEL Roger D. McDaniel	Director
/s/ JOHN R. PEELER John R. Peeler	Director and Chief Executive Officer (principal executive officer)
/s/ PETER J. SIMONE Peter J. Simone	Director
/s/ DAVID D. GLASS David D. Glass	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ JOHN P. KIERNAN John P. Kiernan	Senior Vice President, Finance, Corporate Controller and Treasurer (principal accounting officer)

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

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears under the heading "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Veeco Instruments Inc.
Plainview, NY
February 22, 2012

/s/ JOHN R. PEELER John R. Peeler Chief Executive Officer Veeco Instruments Inc. February 22, 2012
/s/ DAVID D. GLASS David D. Glass Executive Vice President and Chief Financial Officer Veeco Instruments Inc. February 22, 2012

 Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Veeco Instruments Inc.

        We have audited Veeco Instruments Inc. and Subsidiaries (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of the Company and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 22, 2012

 Report of Independent Registered Public Accounting Firm on Financial Statements

To the Shareholders and Board of Directors of Veeco Instruments Inc.

        We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 22, 2012

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$217,922	$245,132
Short-term investments	273,591	394,180
Restricted cash	577	76,115
Accounts receivable, net	95,038	150,528
Inventories	113,434	108,487
Prepaid expenses and other current assets	40,756	34,328
Assets held for sale	2,341	—
Deferred income taxes	10,885	13,803

Total current assets	754,544	1,022,573
Property, plant and equipment at cost, net	86,067	42,320
Goodwill	55,828	52,003
Deferred income taxes	—	9,403
Intangible assets, net	25,882	16,893
Other assets	13,742	4,842

Total assets	$936,063	$1,148,034

Liabilities and equity
Current liabilities:
Accounts payable	$40,398	$32,220
Accrued expenses and other current liabilities	107,656	183,010
Deferred profit	10,275	4,109
Income taxes payable	3,532	56,369
Liabilities of discontinued segment held for sale	5,359	5,359
Current portion of long-term debt	248	101,367

Total current liabilities	167,468	382,434
Deferred income taxes	5,029	—
Long-term debt	2,406	2,654
Other liabilities	640	434
Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 38,768,436 and 40,337,950 shares issued and outstanding in 2011 and 2010, respectively	435	409
Additional paid-in-capital	688,353	656,969
Retained earnings	265,317	137,436
Accumulated other comprehensive income	6,590	5,796
Less: treasury stock, at cost; 5,278,828 shares and 1,118,600 shares in 2011 and 2010, respectively	(200,175)	(38,098)

Total equity	760,520	762,512

Total liabilities and equity	$936,063	$1,148,034

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Net sales	$979,135	$930,892	$282,262
Cost of sales	504,801	481,407	168,003

Gross profit	474,334	449,485	114,259
Operating expenses (income):
Selling, general and administrative	95,134	87,250	59,419
Research and development	96,596	56,948	37,767
Amortization	4,734	3,703	3,977
Restructuring	1,288	(179)	4,479
Asset impairment	584	—	304
Other, net	(261)	(1,490)	682

Total operating expenses	198,075	146,232	106,628

Operating income	276,259	303,253	7,631
Interest expense	4,600	8,201	7,732
Interest income	(3,776)	(1,629)	(882)
Loss on extinguishment of debt	3,349	—	—

Income from continuing operations before income taxes	272,086	296,681	781
Income tax provision	81,584	19,505	2,558

Income (loss) from continuing operations	190,502	277,176	(1,777)

Discontinued operations:
(Loss) income from discontinued operations, before income taxes (includes gain on disposal of $156,290 in 2010)	(91,885)	129,776	(15,066)
Income tax (benefit) provision	(29,370)	45,192	(1,211)

(Loss) income from discontinued operations	(62,515)	84,584	(13,855)

Net income (loss)	127,987	361,760	(15,632)
Net loss attributable to noncontrolling interest	—	—	(65)

Net income (loss) attributable to Veeco	$127,987	$361,760	$(15,567)

Income (loss) per common share attributable to Veeco:
Basic:
Continuing operations	$4.80	$7.02	$(0.05)
Discontinued operations	(1.57)	2.14	(0.43)

Income (loss)	$3.23	$9.16	$(0.48)

Diluted:
Continuing operations	$4.63	$6.52	$(0.05)
Discontinued operations	(1.52)	1.99	(0.43)

Income (loss)	$3.11	$8.51	$(0.48)

Weighted average shares outstanding:
Basic	39,658	39,499	32,628
Diluted	41,155	42,514	32,628

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$127,987	$361,760	$(15,632)
Other comprehensive income (loss), net of tax
Foreign currency translation	794	(1,322)	(58)
Unrealized gain on available-for-sale securities	43	97	—
Defined benefit pension plan	(43)	(120)	32

Comprehensive income (loss)	128,781	360,415	(15,658)
Comprehensive loss attributable to noncontrolling interest	—	—	(65)

Comprehensive income (loss) attributable to Veeco	$128,781	$360,415	$(15,593)

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

							Equity Attributable to
	Common Stock				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
			Treasury Stock	Additional Paid-in Capital				Noncontrolling Interest
	Shares	Amount					Veeco		Total
Balance at January 1, 2009	32,187,599	316	—	426,300	(208,757)	7,167	225,026	784	225,810
Exercise of stock options	755,229	8	—	12,578	—	—	12,586	—	12,586
Equity-based compensation expense-continuing operations	—	—	—	7,113	—	—	7,113	—	7,113
Equity-based compensation expense-discontinued operations	—	—	—	1,424	—	—	1,424	—	1,424
Issuance, vesting and cancellation of restricted stock	310,286	—	—	(607)	—	—	(607)	—	(607)
Issuance of common stock	5,750,000	58	—	130,028	—	—	130,086	—	130,086
Translation adjustments	—	—	—	—	—	(58)	(58)	—	(58)
Defined benefit pension plan	—	—	—	—	—	32	32	—	32
Purchase of remaining 80.1% of noncontrolling interest	—	—	—	(976)	—	—	(976)	(719)	(1,695)
Net loss	—	—	—	—	(15,567)	—	(15,567)	(65)	(15,632)

Balance at December 31, 2009	39,003,114	382	—	575,860	(224,324)	7,141	359,059	—	359,059
Exercise of stock options	2,499,591	25	—	45,139	—	—	45,164	—	45,164
Equity-based compensation expense-continuing operations	—	—	—	8,769	—	—	8,769	—	8,769
Equity-based compensation expense-discontinued operations	—	—	—	8,551	—	—	8,551	—	8,551
Issuance, vesting and cancellation of restricted stock	(46,155)	2	—	(4,621)	—	—	(4,619)	—	(4,619)
Treasury stock	(1,118,600)	—	(38,098)	—	—	—	(38,098)	—	(38,098)
Excess tax benefits from stock option exercises	—	—	—	23,271	—	—	23,271	—	23,271
Translation adjustments	—	—	—	—	—	(1,322)	(1,322)	—	(1,322)
Defined benefit pension plan	—	—	—	—	—	(120)	(120)	—	(120)
Unrealized gain on short-term investments	—	—	—	—	—	97	97	—	97
Net income	—	—	—	—	361,760	—	361,760	—	361,760

Balance at December 31, 2010	40,337,950	409	(38,098)	656,969	137,436	5,796	762,512	—	762,512
Exercise of stock options	688,105	7	—	10,707	—	—	10,714	—	10,714
Equity-based compensation expense-continuing operations	—	—	—	12,807	—	—	12,807	—	12,807
Equity-based compensation expense-discontinued operations	—	—	—	689	—	—	689	—	689
Issuance, vesting and cancellation of restricted stock	131,196	1	—	(3,175)	—	—	(3,174)	—	(3,174)
Treasury stock	(4,160,228)	—	(162,077)	—	—	—	(162,077)	—	(162,077)
Debt Conversion	1,771,413	18	—	(50)	—	—	(32)	—	(32)
Excess tax benefits from stock option exercises	—	—	—	10,406	—	—	10,406	—	10,406
Translation adjustments	—	—	—	—	(106)	794	688	—	688
Defined benefit pension plan	—	—	—	—	—	(43)	(43)	—	(43)
Unrealized gain on short-term investments	—	—	—	—	—	43	43	—	43
Net income	—	—	—	—	127,987	—	127,987	—	127,987

Balance at December 31, 2011	38,768,436	$435	$(200,175)	$688,353	$265,317	$6,590	$760,520	$—	$760,520

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$127,987	$361,760	$(15,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,892	10,789	12,227
Amortization of debt discount	1,260	3,058	2,846
Non-cash equity-based compensation	12,807	8,769	7,113
Non-cash asset impairment	584	—	304
Non-cash inventory write-off	758	—	1,526
Non-cash restructuring	—	(179)	—
Loss on extinguishment of debt	3,349	—	—
Deferred income taxes	11,276	(25,141)	(414)
Gain on disposal of segment (see Note 3)	—	(156,290)	—
Excess tax benefits from stock option exercises	(10,406)	(23,271)	—
Other, net	(31)	(27)	44
Non-cash items from discontinued operations	44,381	14,030	10,877
Changes in operating assets and liabilities:
Accounts receivable	56,843	(83,160)	(28,379)
Inventories	(19,385)	(49,535)	10,322
Prepaid expenses and other current assets	(25,487)	(4,749)	(1,418)
Supplier deposits	12,400	(23,296)	117
Accounts payable	8,098	7,299	3,067
Accrued expenses, deferred profit and other current liabilities	(72,723)	85,500	51,582
Income taxes payable	(42,204)	78,894	1,482
Other, net	(6,957)	(4,742)	(1,486)
Discontinued operations	—	(5,495)	4,860

Net cash provided by operating activities	115,442	194,214	59,038
Investing activities
Capital expenditures	(60,364)	(10,724)	(7,460)
Payments for net assets of businesses acquired	(28,273)	—	(2,434)
Payments of earn-outs for businesses acquired	—	—	(195)
Transfers from restricted cash, net	75,540	(76,115)	—
Proceeds from the maturity of CDARS	—	213,641	—
Proceeds from sales of short-term investments	707,649	32,971	—
Payments for purchases of short-term investments	(588,453)	(506,103)	(135,000)
Proceeds from the sale of property, plant and equipment	—	13	834
Proceeds from disposal of segment, net of transaction fees (see Note 3)	—	225,188	—
Other	195	—	—
Discontinued operations	—	(492)	(10,510)

Net cash provided by (used in) investing activities	106,294	(121,621)	(154,765)
Financing activities
Proceeds from stock option exercises	10,714	45,164	12,586
Proceeds from issuance of common stock	—	—	130,086
Restricted stock tax withholdings	(3,173)	(4,619)	(607)
Excess tax benefits from stock option exercises	10,406	23,271	—
Purchases of treasury stock	(162,077)	(38,098)	—
Repayments of long-term debt	(105,803)	(213)	(196)
Other	(2)	—	—

Net cash (used in) provided by financing activities	(249,935)	25,505	141,869
Effect of exchange rate changes on cash and cash equivalents	989	(1,466)	(163)

Net (decrease) increase in cash and cash equivalents	(27,210)	96,632	45,979
Cash and cash equivalents at beginning of year	245,132	148,500	102,521

Cash and cash equivalents at end of year	$217,922	$245,132	$148,500

Supplemental disclosure of cash flow information
Interest paid	$1,393	$4,727	$4,935
Income taxes paid	89,745	9,925	1,808
Non-cash investing and financing activities
Accrual of payment for net assets of businesses acquired	$—	$—	$1,000
Transfers from property, plant and equipment to inventory	—	3,913	1,159
Transfers from inventory to property, plant and equipment	—	850	23
Sale of property, plant and equipment with note receivable	—	140	—

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1.     Description of Business and Significant Accounting Policies

Business

        Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") creates Process Equipment solutions that enable technologies for a cleaner and more productive world. We design, manufacture and market equipment primarily sold to make light emitting diodes ("LEDs") and hard-disk drives, as well as for emerging applications such as concentrator photovoltaics, power semiconductors, wireless components, microelectromechanical systems (MEMS) and other next-generation devices.

        Veeco's LED & Solar segment designs and manufactures metal organic chemical vapor deposition ("MOCVD") and molecular beam epitaxy ("MBE") systems and components sold to manufacturers of LEDs, wireless devices, power semiconductors, and concentrator photovoltaics, as well as to R&D applications. In 2011 we discontinued the sale of our products related to Copper, Indium, Gallium, Selenide ("CIGS") solar systems technology.

        Veeco's Data Storage segment designs and manufactures the critical technologies used to create thin film magnetic heads ("TFMHs") that read and write data on hard disk drives. These technologies include ion beam etch (IBE), ion beam deposition (IBD), diamond-like carbon (DLC), physical vapor deposition (PVD), chemical vapor deposition (CVD), and slicing, dicing and lapping systems.

        We support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Basis of Presentation

        We report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2011 interim quarter ends were April 3, July 3 and October 2. The 2010 interim quarter ends were March 28, June 27 and September 26. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

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

December 31, 2011

Principles of Consolidation

        The accompanying Consolidated Financial Statements include the accounts of Veeco and its subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

Revenue Recognition

        We recognize revenue based on current accounting guidance provided by the Securities and Exchange Commission ("SEC") and the Financial Accounting Standards Board ("FASB"). Our revenue transactions include sales of products under multiple-element arrangements. Revenue under these arrangements is allocated to each element based upon its estimated selling price.

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

        For those transactions on which we recognize systems revenue, either at the time of shipment or delivery, our sales and contractual arrangements with customers do not contain provisions for right of return or forfeiture, refund or other purchase price concessions. In the rare instances where such provisions are included, the Company defers all revenue until customer acceptance is achieved. In cases where products are sold with a retention of 10% to 20%, which is typically payable by the customer when installation and field acceptance provisions are completed, the customer has the right to withhold this payment until such provisions have been achieved. We defer the greater of the retention amount or the estimated selling price of the installation on systems that we recognize revenue at the time of shipment or delivery.

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

        Our systems are principally sold to manufacturers in the HB-LED, the data storage, solar and other industries. Sales arrangements for these systems generally include customer acceptance criteria based upon Veeco and/or customer specifications. Prior to shipment a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

is functioning within agreed upon specifications. Such source inspection or test data replicates the acceptance testing that will be performed at the customer's site prior to final acceptance of the system. Customer acceptance provisions include reassembly and installation of the system at the customer site, which includes performing functional or mechanical test procedures (i.e. hardware checks, leak testing, gas flow monitoring and quality control checks of the basic features of the product). Additionally, a material demonstration process may be performed to validate the functionality of the product. Upon meeting the agreed upon specifications the customer approves final acceptance of the product.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

Concentration of Credit Risk

        Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable, short-term investments and cash and cash equivalents. We perform ongoing credit evaluations of our customers and, where appropriate, require that letters of credit be provided on certain foreign sales arrangements. We maintain allowances for potential credit losses and make investments with strong, higher credit quality issuers and continuously monitor the amount of credit exposure to any one issuer.

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

Goodwill and Indefinite-Lived Intangibles

        We account for goodwill and intangible assets with indefinite useful lives in accordance with relevant accounting guidance related to goodwill and other intangible assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. Our policy is to perform this annual impairment test in the fourth quarter, using a measurement date of October 1st, of each fiscal year or more frequently if impairment indicators arise. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets.

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

December 31, 2011

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

December 31, 2011

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

        The aggregate foreign currency exchange (loss) gain included in determining consolidated results of operations was approximately $(1.0) million, $1.3 million and $(0.7) million in 2011, 2010 and 2009, respectively. Included in the aggregate foreign currency exchange (loss) gain were gains relating to forward contracts of $0.5 million, $0.1 million and $0.1 million in 2011, 2010 and 2009, respectively. These amounts were recognized and are included in other, net in the accompanying Consolidated Statements of Operations.

        As of December 31, 2011, there were no gains or losses related to forward contracts included in prepaid expenses and other current assets or accrued expenses and other current liabilities. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in January 2011. Monthly forward contracts with a notional amount of $3.6 million, entered into in December 2011 for January 2012, will be settled in January 2012.

        The weighted average notional amount of derivative contracts outstanding during the year ended December 31, 2011 was approximately $10.3 million.

Translation of Foreign Currencies

        Certain of our international subsidiaries operate using local functional currencies. Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the respective periods. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded as a separate component of equity in accumulated other comprehensive income. Any foreign currency gains or losses related to transactions are included in operating results.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

Advertising Expense

        The cost of advertising is expensed as of the first showing of each advertisement. We incurred $1.4 million, $1.3 million and $0.6 million in advertising expenses during 2011, 2010 and 2009, respectively.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

Recent Accounting Pronouncements

        Balance Sheet:    In December 2011, the FASB issued amended guidance related to the Balance Sheet (Disclosures about Offsetting Assets and Liabilities). This amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendment should be applied retrospectively. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

        Comprehensive Income:    In December 2011, the FASB issued amended guidance related to Comprehensive Income. In order to defer only those changes in the June amendment (addressed below) that relate to the presentation of reclassification adjustments, the FASB issued this amendment to supersede certain pending paragraphs in the June amendment. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the June amendment. All other requirements are not affected, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

        In June 2011, the FASB issued amended guidance related to Comprehensive Income. This amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

        Business Combinations:    In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when a material acquisition occurs.

        Intangibles—Goodwill and Other:    In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

December 31, 2011

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

        In May 2011, the FASB issued amended guidance related to Fair Value Measurements. This amendment represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in this amendment, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

December 31, 2011

2.     Income (Loss) Per Common Share Attributable to Veeco

        The following table sets forth basic and diluted net income (loss) per common share and the weighted average shares outstanding and diluted weighted average shares outstanding (in thousands, except per share data):

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$127,987	$361,760	$(15,632)
Net loss attributable to noncontrolling interest	—	—	(65)

Net income (loss) from continuing operations attributable to Veeco	$127,987	$361,760	$(15,567)

Income (loss) from continuing operations per common share attributable to Veeco:
Basic	$3.23	$9.16	$(0.48)

Diluted	$3.11	$8.51	$(0.48)

Basic weighted average shares outstanding	39,658	39,499	32,628
Dilutive effect of stock options, restricted stock awards and units and convertible debt	1,497	3,015	—

Diluted weighted average shares outstanding	41,155	42,514	32,628

        Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. The effect of approximately 0.8 million common equivalent shares for the year ended December 31, 2009 were excluded from the diluted weighted average shares outstanding due to the net losses sustained for these periods. No shares were excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2011 and 2010.

        During the second quarter of 2011 the entire outstanding principal balance of our convertible debt was converted, with the principal amount paid in cash and the conversion premium paid in shares. The convertible notes met the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, since we had settled the principal amount of the notes in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the years ended December 31, 2011 and 2010 had a dilutive effect of 0.6 million shares and 1.2 million shares, respectively. For the year ended December 31, 2009, the assumed conversion was anti-dilutive, as the average stock price was below the conversion price of $27.23 for the period.

3.     Discontinued Operations

CIGS Solar Systems Business

        On July 28, 2011, we announced a plan to discontinue our CIGS solar systems business. The action, which was completed on September 27, 2011 and impacted approximately 80 employees, was in response to the dramatically reduced cost of mainstream solar technologies driven by significant

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

reductions in prices, large industry investment, a lower than expected end market acceptance for CIGS technology and technical barriers in scaling CIGS. This business was previously included as part of our LED & Solar segment.

        Accordingly, the results of operations for the CIGS solar systems business have been recorded as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2011, total discontinued operations include pre-tax charges totaling $69.8 million. These charges include an asset impairment charge totaling $6.2 million, a goodwill write-off of $10.8 million, an inventory write-off totaling $27.0 million, charges to settle contracts totaling $22.1 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million.

Metrology

        On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker Corporation ("Bruker") comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology's operating results are accounted for as discontinued operations in determining the consolidated results of operations and the related assets and liabilities are classified as held for sale on our consolidated balance sheet for all periods presented. The sales transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds was held in escrow and was restricted from use for one year from the closing date of the transaction to secure certain specified losses arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. This restriction lapsed on October 6, 2011. As part of the sale we incurred transaction costs, which consisted of investment bank fees and legal fees, totaling $5.2 million. The Company recognized a pre-tax gain on disposal of $156.3 million and a pre-tax deferred gain of $5.4 million related to the assets in China.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        Summary information related to discontinued operations is as follows (in thousands):

	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total
Net sales	$—	$—	$—	$2,339	$92,011	$94,350	$150	$97,737	$97,887
Cost of sales	30,904	—	30,904	8,000	47,822	55,822	3,174	57,410	60,584

Gross profit	(30,904)	—	(30,904)	(5,661)	44,189	38,528	(3,024)	40,327	37,303
Total operating expenses	59,420	1,561	60,981	20,018	45,024	65,042	9,339	43,030	52,369

Operating loss	$(90,324)	$(1,561)	$(91,885)	$(25,679)	$(835)	$(26,514)	$(12,363)	$(2,703)	$(15,066)

Net (loss) income from discontinued operations, net of tax	$(61,453)	$(1,062)	$(62,515)	$(16,645)	$101,229	$84,584	$(12,452)	$(1,403)	$(13,855)

        Liabilities of discontinued segment held for sale, totaling $5.4 million, as of December 31, 2011 and 2010, consist of the deferred gain related to the assets in China.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        The major categories of assets and liabilities measured on a recurring basis, at fair value, as of December 31, 2011 and 2010 are as follows (in millions):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Treasury bills	$70.2	$20.0	$—	$90.2
FDIC insured corporate bonds	187.5	—	—	187.5
Commercial paper	15.9	81.2	—	97.1
Money market instruments	—	0.2	—	0.2

Total	$273.6	$101.4	$—	$375.0

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Treasury bills	$136.2	$79.5	$—	$215.7
FDIC insured corporate bonds	129.4	—	—	129.4
Commercial paper	128.6	62.8	—	191.4
Money market instruments	—	0.6	—	0.6
Derivative instrument	—	0.3	—	0.3

Total	$394.2	$143.2	$—	$537.4

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

        The major categories of assets and liabilities measured on a nonrecurring basis, at fair value, as of December 31, 2011 and 2010 are as follows (in millions):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Property, plant and equipment, net	$—	$—	$86.1	$86.1
Goodwill	—	—	55.8	55.8
Intangible assets, net	—	—	25.9	25.9

Total	$—	$—	$167.8	$167.8

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Property, plant and equipment, net	$—	$—	$42.3	$42.3
Goodwill	—	—	52.0	52.0
Intangible assets, net	—	—	16.9	16.9

Total	$—	$—	$111.2	$111.2

5.     Business Combinations

        On April 4, 2011, we purchased a privately-held company which supplies certain components to one of our businesses for $28.3 million in cash. As a result of this purchase, we acquired $16.4 million of definite-lived intangibles, of which $13.6 million related to core technology, and $14.7 million of goodwill. The financial results of this acquisition are included in our LED & Solar segment as of the acquisition date. We have determined that this acquisition does not constitute a material business combination and therefore are not including pro forma financial statements in this report.

6.     Balance Sheet Information

Short-term Investments

        Available-for-sale securities consist of the following (in thousands):

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Commercial paper	$15,889	$6	$—	$15,895
FDIC insured corporate bonds	187,336	169	—	187,505
Treasury bills	70,147	44	—	70,191

Total available-for-sale securities	$273,372	$219	$—	$273,591

        During the year ended December 31, 2011, available-for-sale securities were sold for total proceeds of $707.6 million. The gross realized gains on these sales were $0.4 million for the year ended December 31, 2011. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. The net unrealized holding gain on available-for-sale securities amounted to $0.1 million for the year ended December 31, 2011, and has been included in accumulated other comprehensive income. The tax impact on the unrealized gains, which was excluded from the table above, was $0.1 million.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        During the year ended December 31, 2010, available-for-sale securities were sold for total proceeds of $246.6 million. The gross realized gains on these sales were minimal for the year ended December 31, 2010. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. The net unrealized holding gain on available-for-sale securities amounted to $0.1 million for the year ended December 31, 2010, and has been included in accumulated other comprehensive income.

        Contractual maturities of available-for-sale debt securities at December 31, 2011 are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$37,088
Due in 1-2 years	236,503

Total investments in debt securities	$273,591

        Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

        As of December 31, 2011, restricted cash consists of $0.6 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

        As of December 31, 2010, restricted cash consists of $22.9 million that relates to the proceeds received from the sale of our Metrology segment. This cash was held in escrow and was restricted from use for one year from the closing date of the transaction (see Note 3). Additionally, restricted cash also consisted of $53.2 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, net

        Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of December 31, 2011 and December 31, 2010.

Inventories

	December 31, 2011	December 31, 2010
Raw materials	$57,169	$49,953
Work in process	20,118	33,181
Finished goods	36,147	25,353

	$113,434	$108,487

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

Property, Plant and Equipment

	December 31,
			Estimated Useful Lives
	2011	2010
Land	$12,535	$7,274
Buildings and improvements	34,589	30,731	10-40 years
Machinery and equipment	102,241	73,173	3-10 years
Leasehold improvements	6,025	2,276	3-7 years

Gross property, plant, and equipment at cost	155,390	113,454
Less: accumulated depreciation and amortization	69,323	71,134

Net property, plant, and equipment at cost	$86,067	$42,320

        For the years ended December 31, 2011, 2010 and 2009, depreciation expense was $8.2 million, $7.1 million and $8.3 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets

        In accordance with the relevant accounting guidance related to goodwill and other intangible assets, we conducted our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarters of 2011 and 2010, using October 1st as our measurement date, and utilizing a discounted future cash flow approach as described in Note 1. This was consistent with the approach used in previous years. Based upon the results of such assessments, we determined that no goodwill and indefinite-lived intangible asset impairment existed in any of its reporting units, as of October 1, 2011 and 2010, respectively.

        Changes in our goodwill are as follows (in thousands):

	Year ended December 31,
	2011	2010
Beginning Balance	$52,003	$52,003
Write-off (see Note 3)	(10,836)	—
Acquisition (see Note 5)	14,661	—

Ending Balance	$55,828	$52,003

        As of December 31, 2011 and 2010, we had $2.9 million of indefinite-lived intangible assets consisting of trademarks and tradenames, which are included in the accompanying Consolidated Balance Sheets in the caption intangible assets, net.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

Intangible Assets

	December 31, 2011			December 31, 2010
	Purchased technology	Other intangible assets	Total intangible assets	Purchased technology	Other intangible assets	Total intangible assets
Gross intangible assets	$109,248	$19,635	$128,883	$98,473	$22,734	$121,207
Less accumulated amortization	(89,620)	(13,381)	(103,001)	(86,376)	(17,938)	(104,314)

Intangible assets, net	$19,628	$6,254	$25,882	$12,097	$4,796	$16,893

        The estimated aggregate amortization expense for intangible assets with definite useful lives for each of the next five fiscal years is as follows (in thousands):

2012	$4,538
2013	3,286
2014	2,961
2015	2,859
2016	2,671

        In accordance with the relevant accounting guidance related to the impairment or disposal of long-lived assets, we performed an analysis as of December 31, 2011 and 2010 of our definite-lived intangible and long-lived assets. No impairment existed in any of our reporting units.

Accrued Expenses

	December 31,
	2011	2010
Payroll and related benefits	$19,017	$27,374
Sales, use, income and other taxes	6,315	4,914
Customer deposits and advanced billings	57,075	129,225
Warranty	9,778	9,238
Restructuring liability	956	714
Other	14,515	11,545

	$107,656	$183,010

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

December 31, 2011

in correcting product failures during the warranty period. Changes in our warranty liability during the year are as follows:

	Year ended December 31,
	2011	2010
Balance as of the beginning of year	$9,238	$6,675
Warranties issued during the year	12,465	9,695
Settlements made during the year	(11,925)	(7,132)

Balance as of the end of year	$9,778	$9,238

7.     Debt

Long-term Debt

        Long-term debt as of December 31, 2011, consists of a mortgage note payable, which is secured by certain land and buildings with carrying amounts aggregating approximately $5.0 million and $5.1 million as of December 31, 2011 and December 31, 2010, respectively. The mortgage note payable ($2.7 million as of December 31, 2011 and $2.9 million as of December 31, 2010) bears interest at an annual rate of 7.91%, with the final payment due on January 1, 2020. The fair market value of this note as of December 31, 2011 and 2010 was approximately $2.9 million and $3.1 million, respectively.

Maturity of Long-term Debt

        Long-term debt matures as follows (in thousands):

2012	$248
2013	268
2014	290
2015	314
2016	340
Thereafter	1,194

2,654
Less current portion	248

$2,406

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

December 31, 2011

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

        The components of interest expense recorded on the notes were as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Contractual interest	$2,025	$4,355	$4,356
Accretion of the discount on the notes	1,260	3,058	2,846

Total interest expense on the notes	$3,285	$7,413	$7,202

Effective interest rate	6.7%	7.0%	6.8%

        The carrying amounts of the liability and equity components of the notes were as follows (in thousands):

	December 31, 2011	December 31, 2010
Carrying amount of the equity component	$—	$16,318

Principal balance of the liability component	$—	$105,574
Less: unamortized discount	—	4,436

Net carrying value of the liability component	$—	$101,138

8.     Equity Compensation Plans and Equity

Stock Option and Restricted Stock Plans

        We have several stock option and restricted stock plans. On April 1, 2010, the Board of Directors of the Company, and on May 14, 2010, our shareholders, approved the 2010 Stock Incentive Plan (the

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

"2010 Plan"). The 2010 Plan replaced the 2000 Stock Incentive Plan, as amended (the "2000 Plan"), as the Company's active stock plan. The Company's employees, directors and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including both non-qualified and incentive stock options, share appreciation rights, restricted shares, restricted share units and dividend equivalent rights. The Company is authorized to issue up to 3,500,000 shares under the 2010 Plan. Option awards are generally granted with an exercise price equal to the closing price of the Company's stock on the trading day prior to the date of grant; those option awards generally vest over a 3 year period and have a 7 or 10-year term. Restricted share awards generally vest over 1-5 years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Plan. As of December 31, 2011, there are 900,034 options outstanding under this plan.

        The 2000 Plan was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of stock awards, either in the form of options to purchase shares of our common stock or restricted stock awards. Stock awards granted pursuant to the 2000 Plan expire after seven years and generally vest over a two-year to five-year period following the grant date. In addition, the 2000 Plan provides for automatic annual grants of restricted stock to each member of our Board of Directors who is not an employee. As of December 31, 2011, there are 1,205,743 options outstanding under this plan.

Equity-Based Compensation Expense, Stock Option and Restricted Stock Activity

        Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The following compensation expense was included as part of continuing operations in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009
Equity-based compensation expense	$12,807	$8,769	$7,113

        During the year ended December 31, 2011, we discontinued our CIGS solar systems business and as a result the equity-based compensation expense related to each CIGS solar systems business employee has been classified as discontinued operations in determining the consolidated results of operations for the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009 discontinued operations included compensation expense of $0.7 million, $0.9 million and $0.4 million, respectively.

        As a result of the sale of our Metrology segment to Bruker, equity-based compensation expense related to Metrology employees has been classified as discontinued operations in determining the consolidated results of operations for the years ended December 31, 2010 and 2009. For the year ended December 31, 2010, discontinued operations included compensation expense of $7.7 million that related to the acceleration of equity awards from employees that were terminated as a result of the sale of our Metrology segment to Bruker. For the year ended December 31, 2009, discontinued operations included compensation expense of $1.0 million.

        For the year ended December 31, 2009, total equity-based compensation expense included a charge of $0.7 million for the acceleration of equity awards associated with the retirement of our former CFO.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        As of December 31, 2011, the total unrecognized compensation cost related to nonvested stock awards and option awards expected to vest is $15.7 million and $12.8 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 3.0 years and 1.9 years for the nonvested stock awards and for option awards, respectively.

        The fair value of each option granted during the years ended December 31, 2011, 2010 and 2009, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2011	2010	2009
Weighted-average expected stock-price volatility	55%	62%	65%
Weighted-average expected option life	4 years	5 years	4 years
Average risk-free interest rate	1.40%	1.92%	1.79%
Average dividend yield	0%	0%	0%

        A summary of our restricted stock awards including restricted stock units as of December 31, 2011, is presented below:

	Shares (000's)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	616	$19.06
Granted	304	48.91
Vested	(199)	14.50
Forfeited (including cancelled awards)	(103)	28.72

Nonvested at December 31, 2011	618	$33.61

        During the year ended December 31, 2011, we granted 304,356 shares of restricted common stock and restricted stock units to key employees, which vest over three or four year periods. Included in this grant were 9,826 shares of restricted common stock granted to the non-employee members of the Board of Directors in May, which vest over the lesser of one year or at the time of the next annual meeting. The vested shares include the impact of 67,256 shares of restricted stock which were cancelled in 2011 due to employees electing to receive fewer shares in lieu of paying withholding taxes. The total grant date fair value of shares that vested during 2011 was $9.7 million.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        A summary of our stock option plans as of and for the year ended December 31, 2011, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	2,569	$19.71
Granted	404	48.11
Exercised	(688)	15.57
Forfeited (including cancelled options)	(179)	30.72

Outstanding at December 31, 2011	2,106	$25.58	$8,274	6.0

Options exercisable at December 31, 2011	983	$17.92	$4,963	4.4

        The weighted-average grant date fair value of stock options granted for the years ended December 31, 2011, 2010 and 2009 was $21.90, $18.41, and $5.35 per option, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $22.8 million, $53.1 million and $7.3 million, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011 (000s)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2011 (000s)	Weighted- Average Exercise Price
$8.82-15.08	737	4.4	$10.98	412	$11.27
15.29-23.55	425	3.1	18.49	417	18.39
24.40-39.79	545	8.3	33.39	150	34.11
42.19-51.70	399	8.9	49.45	4	47.37

	2,106	6.0	$25.58	983	$17.92

Shares Reserved for Future Issuance

        As of December 31, 2011, we have 3,961,178 shares reserved for future issuance upon exercise of stock options and grants of restricted stock.

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

December 31, 2011

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

Treasury Stock

        On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock. All funds for this repurchase program were exhausted as of August 19, 2011. Repurchases were made from time to time on the open market in accordance with applicable federal securities laws. During 2011, we purchased 4,160,228 shares for $162 million (including transaction costs) under the program at an average cost of $38.96 per share. During 2010, we purchased 1,118,600 shares for $38 million (including transaction costs) under the program at an average cost of $34.06 per share. This stock repurchase is included as treasury stock in the Consolidated Balance Sheet.

9.     Income Taxes

        Our income (loss) from continuing operations before income taxes in the accompanying Consolidated Statements of Operations consists of (in thousands):

	Year ended December 31,
	2011	2010	2009
Domestic	$230,204	$260,268	$(3,425)
Foreign	41,882	36,413	4,206

	$272,086	$296,681	$781

        Significant components of the provision for income taxes from continuing operations are presented below (in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$59,921	$42,324	$(344)
Foreign	10,714	7,720	1,879
State and local	805	5,215	799

Total current provision for income taxes	71,440	55,259	2,334
Deferred:
Federal	10,454	(32,033)	940
Foreign	(1,073)	239	(273)
State and local	763	(3,960)	(443)

Total deferred (benefit) provision for income taxes	10,144	(35,754)	224

Total provision for income taxes	$81,584	$19,505	$2,558

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        The following is a reconciliation of the income tax provision (benefit) computed using the Federal statutory rate to our actual income tax provision (in thousands):

	Year ended December 31,
	2011	2010	2009
Income tax provision (benefit) at U.S. statutory rates	$95,231	$103,838	$(4,053)
State income tax expense (benefit) (net of federal impact)	1,616	6,379	188
Nondeductible expenses	(749)	333	145
Noncontrolling interest	—	—	28
Equity compensation	—	—	1,678
Domestic production activities deduction	(4,581)	(6,365)	—
Nondeductible compensation	841	2,840	826
Research and development tax credit	(4,675)	(1,823)	(1,855)
Net change in valuation allowance	121	(83,079)	5,110
Change in accrual for unrecognized tax benefits	824	(1,076)	(4,114)
Foreign tax rate differential	(5,225)	(5,280)	5,450
Other	(1,819)	3,738	(845)

	$81,584	$19,505	$2,558

        During 2011, the Company recorded an income tax benefit of $29.4 million relating to discontinued operations compared to the $45.2 million income tax expense from discontinued operations in the prior which was reported in accordance with the intraperiod tax allocation provisions. In addition, the Company recorded a current tax benefit of $10.4 million related to equity-based compensation which was credit to additional paid-in capital compared to $23.3 million tax benefit recorded in the prior year.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Inventory valuation	$5,468	$8,999
Domestic net operating loss carry forwards	1,082	1,219
Tax credit carry forwards	3,015	9,961
Foreign net operating loss carry forwards	89	147
Warranty and installation accruals	3,044	2,742
Equity compensation	5,821	3,655
Other accruals	2,373	2,063
Depreciation	—	1,325
Other	1,636	1,890

Total deferred tax assets	22,528	32,001
Valuation allowance	(1,765)	(1,644)

Net deferred tax assets	20,763	30,357

Deferred tax liabilities:
Purchased intangible assets	9,818	4,854
Convertible debt discount	—	1,663
Undistributed earnings	974	370
Depreciation	4,115	—
Other	—	264

Total deferred tax liabilities	14,907	7,151

Net deferred taxes	$5,856	$23,206

        A provision has not been made at December 31, 2011 for U.S. or additional foreign withholding taxes on approximately $72.5 million of undistributed earnings of our foreign subsidiaries because it is the present intention of management to permanently reinvest the undistributed earnings of our foreign subsidiaries in China, Korea, Japan, Malaysia, Singapore and Taiwan. As it is our intention to reinvest those earnings permanently, it is not practicable to estimate the amount of tax that might be payable if they were remitted. We have provided deferred income taxes and future withholding taxes on the earnings that we anticipate will be remitted.

        Our valuation allowance of approximately $1.8 million at December 31, 2011 increased by approximately $0.1 million during the year then ended and relates primarily to state and local tax attributes for which we could not conclude were realizable on a more-likely-than-not basis.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010
Beginning balance as of December 31	$3,660	$1,357
Additions for tax positions related to current year	1,069	1,227
Reductions for tax positions relating to current year	—	—
Additions for tax positions relating to prior years	1,209	1,736
Reductions for tax positions relating to prior years	(422)	(478)
Reductions due to the lapse of the applicable statute of limitations	(586)	(17)
Settlements	(182)	(165)

Ending balance as of December 31	$4,748	$3,660

        The Company does not anticipate that its uncertain tax position will change significantly within the next twelve months.

        Of the amounts reflected in the table above at December 31, 2011, the entire amount if recognized would reduce our effective tax rate. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to unrecognized tax benefits was approximately $0.2 million and $0.3 million as of December 31, 2011 and 2010, respectively.

        We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. All material federal income tax matters have been concluded for years through 2006 subject to subsequent utilization of net operating losses generated in such years. None of our federal tax returns are currently under examination. All material state and local income tax matters have been reviewed through 2008 with two states currently under examination for open tax years between 2007 and 2010. The majority of our foreign jurisdictions have been reviewed through 2009 with only a few jurisdictions having open tax years between 2006 and 2009. Principally all our foreign jurisdictions remain open with respect to the 2010 tax year.

10.   Commitments and Contingencies and Other Matters

Restructuring and Other Charges

        During 2011, in response to challenging business conditions, we initiated activities to reduce and contain spending, including reducing our workforce, consultants and discretionary expenses.

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

        In conjunction with these activities, we recognized restructuring charges (credits) of approximately $1.3 million, $(0.2) million and $4.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. We also recognized inventory write-offs of $0.8 million and $1.5 million, included in cost of sales in the accompanying Consolidated Statement of Operations, related to a discontinued product line in our LED & Solar segment during the year ended December 31, 2011 and discontinued data

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

storage products during the year ended December 31, 2009. Restructuring expense for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Personnel severance and related costs	$1,288	$—	$3,109
Lease-related and other (credits) costs	—	(179)	1,370

	$1,288	$(179)	$4,479

Personnel Severance Costs

        During 2011, we recorded $1.3 million in personnel severance and related costs related to a companywide reorganization resulting in a headcount reduction of 65 employees. During 2009, we recorded $3.1 million in personnel severance and related costs resulting from a headcount reduction of 161 employees. These reductions in workforce included executives, management, administration, sales and service personnel and manufacturing employees' companywide.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        The following is a reconciliation of the liability for the 2011, 2010 and 2009 restructuring charge from inception through December 31, 2011 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Beginning Balance January 1, 2009	$36	$270	$1,859	$2,165
Lease-related and other costs 2009	190	803	—	993
Personnel severance and related costs 2009	647	1,826	636	3,109

Total charged to accrual 2009	837	2,629	636	4,102

Lease-related and other credits 2010	—	(87)	—	(87)

Total credited to accrual 2010	—	(87)	—	(87)

Personnel severance and related costs 2011	672	51	311	1,034

Total charged to accrual 2011	672	51	311	1,034

Short-term/long-term reclassification 2009	—	148	1,084	1,232
Short-term/long-term reclassification 2010	—	123	536	659
Short-term/long-term reclassification 2011	—	58	—	58
Cash payments 2009	(677)	(2,561)	(1,982)	(5,220)
Cash payments 2010	(196)	(344)	(1,597)	(2,137)
Cash payments 2011	(138)	(159)	(553)	(850)

Balance as of December 31, 2011	$534	$128	$294	$956

Long-term liability
Beginning Balance January 1, 2009	$—	$—	$1,620	$1,620
Lease-related and other costs 2009	—	377	—	377
Lease-related and other credits 2010	—	(48)	—	(48)
Short-term/long-term reclassification 2009	—	(148)	(1,084)	(1,232)
Short-term/long-term reclassification 2010	—	(123)	(536)	(659)
Short-term/long-term reclassification 2011	—	(58)	—	(58)

Balance as of December 31, 2011	$—	$—	$—	$—

Asset Impairment Charges

        During 2011, we recorded a $0.6 million asset impairment charge in the fourth quarter for property, plant and equipment related to the discontinuance of a certain product line in our LED & Solar reporting unit.

        During 2009, we recorded a $0.3 million asset impairment charge in the second quarter for property, plant and equipment no longer being utilized in our Data Storage reporting unit.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

Minimum Lease Commitments

        Minimum lease commitments as of December 31, 2011 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows (in thousands):

2012	$3,936
2013	2,659
2014	1,689
2015	1,150
2016	654
Thereafter	716

$10,804

        Rent charged to operations amounted to $2.7 million, $1.7 million and $1.6 million in 2011, 2010 and 2009, respectively. In addition, we are obligated under such leases for certain other expenses, including real estate taxes and insurance.

Environmental Remediation

        We may, under certain circumstances, be obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at our Plainview, New York facility. We have been indemnified by the former owner for any liabilities we may incur in excess of $250,000 with respect to any such remediation and have a liability recorded for this amount as of December 31, 2011. No comprehensive plan has been required to date. Even without consideration of such indemnification, we do not believe that any material loss or expense is probable in connection with any remediation plan that may be proposed.

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

Concentrations of Credit Risk

        Our business depends in large part upon the capital expenditures of our top ten customers, which accounted for 79% and 80% of total accounts receivable at December 31, 2011 and 2010, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

Of such, HB LED and data storage customers accounted for approximately 58% and 19%, and 62% and 18%, respectively, of total accounts receivable at December 31, 2011 and 2010.

        Customers who accounted for more than 10% of our aggregate accounts receivable or net sales are as follows:

	Accounts Receivable December 31,		Net Sales For the Year Ended December 31,
	2011	2010	2011	2010	2009
Customer A	33%	*	11%	*	*
Customer B	*	26%	12%	12%	*
Customer C	*	20%	*	17%	27%
Customer D	*	*	*	12%	*
Customer E	*	*	*	*	10%

*
Less than 10% of aggregate accounts receivable or net sales.

        Both of our reportable product segments sell to these major customers.

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

	December 31,
	2011	2010
Americas	$11,098	$13,600
Europe, Middle East and Africa ("EMEA")	3,979	17,321
Asia Pacific(1)	79,961	119,607

	$95,038	$150,528

(1)
As of December 31, 2011, accounts receivable in China and Singapore amounted to $59.2 million and $15.3 million, respectively. As of December 31, 2010, accounts receivable in China and Singapore amounted to $66.5 million and $48.3 million, respectively. No other country accounted for more than 10% of our accounts receivable as of December 31 for the years presented.

Suppliers

        We currently outsource certain functions to third parties, including the manufacture of all or substantially all of our new MOCVD systems, Data Storage systems and ion sources. We primarily rely on several suppliers for the manufacturing of these systems. We plan to maintain some level of internal manufacturing capability for these systems. The failure of our present suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our revenues, profitability, cash flows, and relationships with our customers.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

        In addition, certain of the components and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers. Our inability to develop alternative sources, if necessary, could result in a prolonged interruption in supply or a significant increase in the price of one or more components, which could adversely affect our operating results.

11.   Foreign Operations, Geographic Area and Product Segment Information

        Net sales which are attributed to the geographic location in which the customer facility is located and long-lived tangible assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Net Sales to Unaffiliated Customers			Long-Lived Tangible Assets
	2011	2010	2009	2011	2010	2009
United States	$100,310	$92,414	$60,553	$67,788	$41,072	$43,577
Other	325	232	177	—	—	—

Total Americas	100,635	92,646	60,730	67,788	41,072	43,577
EMEA(1)	57,617	92,112	49,938	203	274	315
Asia Pacific(1)	820,883	746,134	171,594	20,417	974	815

Total Other Foreign Countries	878,500	838,246	221,532	20,620	1,248	1,130

	$979,135	$930,892	$282,262	$88,408	$42,320	$44,707

(1)
For the year ended December 31, 2011, net sales to customers in China were 66.4% of total net sales. For the year ended December 31, 2010, net sales to customers in Korea, China and Taiwan were 32.3%, 28.7% and 10.9% of total net sales, respectively. For the year ended December 31, 2009, net sales to customers in Korea and China were 35.1% and 11.0% of total net sales, respectively. No other country in EMEA and Asia Pacific accounted for more than 10% of our net sales for the years presented.

        We manage the business, review operating results and assess performance, as well as allocate resources, based upon two separate reporting segments that reflect the market focus of each business. The Light Emitting Diode ("LED") & Solar segment consists of metal organic chemical vapor deposition ("MOCVD") systems, molecular beam epitaxy ("MBE") systems, thermal deposition sources and other types of deposition systems. These systems are primarily sold to customers in the high-brightness light emitting diode ("HB LED") and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey and St. Paul, Minnesota. During 2011 we discontinued our CIGS solar systems business, located in Tewksbury, Massachusetts and Clifton Park, New York. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry. This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Camarillo, California.

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

December 31, 2011

reports baseline performance and thus provides useful information. Certain items include restructuring expenses, asset impairment charges, inventory write-offs, equity-based compensation expense and other non-recurring items. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

        The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations, before income taxes for the years ended December 31, 2011, 2010 and 2009, and goodwill and total assets as of December 31, 2011 and 2010 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Year ended December 31, 2011
Net sales	$827,797	$151,338	$—	$979,135

Segment profit (loss)	$267,059	$38,358	$(8,987)	$296,430
Interest expense, net	—	—	824	824
Amortization expense	3,227	1,424	83	4,734
Equity-based compensation expense	3,473	1,458	7,876	12,807
Restructuring expense	204	12	1,072	1,288
Asset impairment charge	584	—	—	584
Inventory write-offs	758	—	—	758
Loss on extinguishment of debt	—	—	3,349	3,349

Income (loss) from continuing operations, before income taxes	$258,813	$35,464	$(22,191)	$272,086

Year ended December 31, 2010
Net sales	$795,565	$135,327	$—	$930,892

Segment profit (loss)	$300,311	$33,910	$(18,675)	$315,546
Interest expense, net	—	—	6,572	6,572
Amortization expense	1,948	1,522	233	3,703
Equity-based compensation expense	1,764	1,140	5,865	8,769
Restructuring credit	—	(179)	—	(179)

Income (loss) from continuing operations, before income taxes	$296,599	$31,427	$(31,345)	$296,681

Year ended December 31, 2009
Net sales	$205,003	$77,259	$—	$282,262

Segment profit (loss)	$38,836	$(3,208)	$(10,598)	$25,030
Interest expense, net	—	—	6,850	6,850
Amortization expense	1,946	1,599	432	3,977
Equity-based compensation expense	924	1,020	5,169	7,113
Restructuring expense	838	3,006	635	4,479
Asset impairment charge	—	304	—	304
Inventory write-offs	—	1,526	—	1,526

Income (loss) from continuing operations, before income taxes	$35,128	$(10,663)	$(23,684)	$781

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

	LED & Solar	Data Storage	Unallocated Corporate	Total
As of December 31, 2011
Goodwill	$55,828	$—	$—	$55,828
Total assets	$319,457	$57,203	$559,403	$936,063
As of December 31, 2010
Goodwill	$52,003	$—	$—	$52,003
Total assets	$323,096	$61,691	$763,247	$1,148,034

        Corporate total assets are comprised principally of cash and cash equivalents, short-term investments and restricted cash as of December 31, 2011 and 2010.

        Other Segment Data (in thousands):

	Year ended December 31,
	2011	2010	2009
Depreciation and amortization expense:
LED & Solar	$8,320	$5,506	$5,753
Data Storage	3,245	3,581	4,448
Unallocated Corporate	1,327	1,702	2,026

Total depreciation and amortization expense	$12,892	$10,789	$12,227

Expenditures for long-lived assets:
LED & Solar	$56,141	$8,086	$6,656
Data Storage	2,703	572	192
Unallocated Corporate	1,520	2,066	612

Total expenditures for long-lived assets	$60,364	$10,724	$7,460

12.   Defined Contribution Benefit Plan

        We maintain a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code. Almost all of our domestic full-time employees are eligible to participate in this plan. Under the plan during 2011, we provided matching contributions of fifty cents for every dollar employees contribute up to a maximum of $3,000. During 2012, we will provide matching contributions of fifty cents for every dollar employees contribute, up to the lesser of 3% of the employee's eligible compensation or $7,500. Generally, the plan calls for vesting of Company contributions over the initial five years of a participant's employment. We maintain a similar type of contribution plan at one of our foreign subsidiaries. Our contributions to these plans in 2011, 2010 and 2009 were $2.1 million, $1.7 million and $0.9 million, respectively.

13.   Cost Method Investment

        On September 28, 2010, Veeco completed an investment in, a rapidly developing organic light emitting diode (OLED) equipment company. Veeco has invested in this company's Round B funding extension totaling $3 million, resulting in 7.8% ownership of the preferred shares, and 5.6% ownership of the company. During 2011, Veeco invested and additional $1.2 million in this company. Since we do not exhibit significant influence on such company, this investment is treated under the cost method in accordance with applicable accounting guidance. The fair value of this investment is not estimated because there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and we are exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. This investment is recorded in other assets in our Consolidated Balance Sheets as of December 31, 2011 and 2010.

 Schedule II—Valuation and Qualifying Accounts (in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2011:
Allowance for doubtful accounts	$512	$—	$—	$(44)	$468
Valuation allowance on net deferred tax assets	1,644	—	—	121	1,765

	$2,156	$—	$—	$77	$2,233

Deducted from asset accounts:
Year ended December 31, 2010:
Allowance for doubtful accounts	$438	$40	$34	$—	$512
Valuation allowance on net deferred tax assets	84,723	—	(2,663)	(80,416)	1,644

	$85,161	$40	$(2,629)	$(80,416)	$2,156

Deducted from asset accounts:
Year ended December 31, 2009:
Allowance for doubtful accounts	$583	$(52)	$—	$(93)	$438
Valuation allowance on net deferred tax assets	78,706	6,017	—	—	84,723

	$79,289	$5,965	$—	$(93)	$85,161

S-1

 INDEX TO EXHIBITS

        Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number		Exhibit	Incorporated by Reference to the Following Documents
2.1		Stock Purchase Agreement dated August 15, 2010 among Veeco Instruments Inc. (Veeco), Veeco Metrology Inc. and Bruker Corporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Exhibit 2.1
3.1		Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2		Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3		Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4		Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5		Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 3.1
3.6		Amendment to Certificate of Incorporation of Veeco dated May 14, 2010	Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 3.8
3.7		Fourth Amended and Restated Bylaws of Veeco, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1
3.8		Amendment No. 1 to the Fourth Amended and Restated Bylaws of Veeco effective May 20, 2010	Current Report on Form 8-K, filed May 26, 2010, Exhibit 3.1
3.9		Amendment No. 2 to the Fourth Amended and Restated Bylaws of Veeco effective October 20, 2011	Current Report on Form 8-K, filed October 24, 2011, Exhibit 3.1
10.1		Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.2		Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.3		Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.4	*	Form of Indemnification Agreement entered into between Veeco and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
10.5	*	Veeco Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4

Number		Exhibit	Incorporated by Reference to the Following Documents
10.6	*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.7	*	Amendment No. 2 dated January 22, 2009 to Veeco Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41
10.8	*	Form of Restricted Stock Agreement pursuant to the Veeco 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.9	*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.10	*	Veeco 2010 Stock Incentive Plan, effective May 14, 2010	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.1
10.11	*	Form of 2010 Stock Incentive Plan Stock Option Agreement	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.2
10.12	*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.3
10.13	*	Veeco Performance-Based Restricted Stock 2010	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.2
10.14	*	Veeco 2010 Management Bonus Plan dated January 22, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.2
10.15	*	Veeco 2010 Special Profit Sharing Plan dated February 15, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.3
10.16	*	Senior Executive Change in Control Policy effective as of September 12, 2008	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.3
10.17	*	Amendment No. 1 dated December 23, 2008 (effective September 12, 2008) to Veeco Senior Executive Change in Control Policy	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.37
10.18	*	Employment Agreement effective as of July 1, 2007 between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3
10.19	*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John R. Peeler	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.38
10.20	*	Second Amendment effective June 11, 2010 to Employment Agreement between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.1
10.21	*	Employment Agreement dated December 17, 2009 (effective January 18, 2010) between Veeco and David D. Glass	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.1

Number		Exhibit	Incorporated by Reference to the Following Documents
10.22	*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.23	*	Form of Amendment effective June 9, 2006 to Letter Agreements between Veeco and each of John P. Kiernan and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.24	*	Form of Amendment effective December 31, 2008 to Letter Agreements between Veeco and each of John P. Kiernan and Robert P. Oates	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.40
10.25	*	Letter agreement effective as of June 19, 2009 between Veeco and John P. Kiernan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2
10.26	*	Letter Agreement dated October 31, 2005 between Veeco and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.1
10.27	*	Amendment dated September 12, 2008 to Employment Agreement between Veeco and Robert P. Oates	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.2
10.28	*	Veeco 2011 Management Bonus Plan, dated January 26, 2011	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Exhibit 10.1
10.29	*	Service Agreement effective January 1, 2012 between Veeco and Edward H. Braun	Filed herewith
10.30	*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller	Filed herewith
21.1		Subsidiaries of the Registrant.	Filed herewith
23.1		Consent of Ernst & Young LLP.	Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance	**
101.XSD		XBRL Schema	**
101.PRE		XBRL Presentation	**
101.CAL		XBRL Calculation	**
101.DEF		XBRL Definition	**
101.LAB		XBRL Label	**

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

**
Filed herewith electronically.