Form 10-Q
period 2012-03-31
VEECO INSTRUMENTS INC
filed 2012-05-09
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

38,857,528 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on May 7, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Net sales	$139,909	$254,676
Cost of sales	74,641	123,713
Gross profit	65,268	130,963
Operating expenses (income):
Selling, general and administrative	19,773	22,936
Research and development	23,306	19,871
Amortization	1,215	908
Restructuring	63	—
Other, net	(35)	40
Total operating expenses	44,322	43,755
Operating income	20,946	87,208
Interest (income) expense, net	(203)	1,299
Loss on extinguishment of debt	—	304
Income from continuing operations before income taxes	21,149	85,605
Income tax provision	4,687	27,626
Income from continuing operations	16,462	57,979

Discontinued operations:
Loss from discontinued operations before income taxes	(81)	(8,037)
Income tax benefit	(31)	(2,700)
Loss from discontinued operations	(50)	(5,337)

Net income	$16,412	$52,642

Income (loss) per common share:
Basic:
Continuing operations	$0.43	$1.46
Discontinued operations	—	(0.14)
Income	$0.43	$1.32
Diluted :
Continuing operations	$0.42	$1.36
Discontinued operations	—	(0.12)
Income	$0.42	$1.24

Weighted average shares outstanding:
Basic	38,261	39,842
Diluted	38,863	42,531

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Net income	$16,412	$52,642
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on available-for-sale securities	(118)	63
Less: Reclassification adjustments for gains included in net income	(10)	(37)
Net unrealized (loss) gain on available-for-sale securities	(128)	26

Foreign currency translation	(489)	471
Comprehensive income	$15,795	$53,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$275,332	$217,922
Short-term investments	247,826	273,591
Restricted cash	852	577
Accounts receivable, net	90,341	95,038
Inventories	103,276	113,434
Prepaid expenses and other current assets	27,948	40,756
Assets held for sale	2,341	2,341
Deferred income taxes	10,222	10,885
Total current assets	758,138	754,544

Property, plant and equipment at cost, net	91,998	86,067
Goodwill	55,828	55,828
Intangible assets, net	24,668	25,882
Other assets	13,720	13,742
Total assets	$944,352	$936,063
Liabilities and equity
Current liabilities:
Accounts payable	$38,243	$40,398
Accrued expenses and other current liabilities	103,219	107,656
Deferred profit	7,612	10,275
Income taxes payable	1,888	3,532
Liabilities of discontinued segment held for sale	5,359	5,359
Current portion of long-term debt	253	248
Total current liabilities	156,574	167,468

Deferred income taxes	5,023	5,029
Long-term debt	2,341	2,406
Other liabilities	436	640

Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 38,787,631 and 38,768,436 shares issued and outstanding in 2012 and 2011, respectively	436	435
Additional paid-in-capital	692,015	688,353
Retained earnings	281,729	265,317
Accumulated other comprehensive income	5,973	6,590
Less: treasury stock, at cost; 5,278,828 shares shares in 2012 and 2011	(200,175)	(200,175)
Total equity	779,978	760,520

Total liabilities and equity	$944,352	$936,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Operating activities
Net income	$16,412	$52,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,715	2,661
Amortization of debt discount	—	769
Non-cash equity-based compensation	3,130	2,800
Loss on extinguishment of debt	—	304
Deferred income taxes	674	7,988
Excess tax benefits from stock option exercises	(91)	(2,188)
Other, net	14	42
Non-cash items from discontinued operations	—	1,041
Changes in operating assets and liabilities:
Accounts receivable	5,079	55,888
Inventories	10,599	(12,843)
Accounts payable	(2,179)	6,478
Accrued expenses, deferred profit and other current liabilities	(7,169)	(11,142)
Income taxes payable	(1,556)	(32,743)
Other, net	13,282	3,190
Net cash provided by operating activities	41,910	74,887
Investing activities
Capital expenditures	(8,455)	(9,402)
Transfers to restricted cash	(275)	—
Proceeds from sales of short-term investments	43,569	122,148
Payments for purchases of short-term investments	(18,503)	(154,339)
Other	—	1
Net cash provided by (used in) investing activities	16,336	(41,592)
Financing activities
Proceeds from stock option exercises	537	2,951
Restricted stock tax withholdings	(95)	(13)
Excess tax benefits from stock option exercises	91	2,188
Repayments of long-term debt	(60)	(7,514)
Other	—	6
Net cash provided by (used in) financing activities	473	(2,382)
Effect of exchange rate changes on cash and cash equivalents	(1,309)	792
Net increase in cash and cash equivalents	57,410	31,705
Cash and cash equivalents at beginning of year	217,922	245,132
Cash and cash equivalents at end of year	$275,332	$276,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday of each period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2012 interim quarter ends are April 1, July 1 and September 30. The 2011 interim quarter ends were April 3, July 3 and October 2. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

Income Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended
	March 31,
	2012	2011
Basic weighted average shares outstanding	38,261	39,842
Dilutive effect of stock options and restricted stock	602	1,149
Dilutive effect of convertible notes	—	1,540
Diluted weighted average shares outstanding	38,863	42,531

Basic income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. For the three months ended March 31, 2012 and 2011, no shares were excluded from the computation of diluted weighted average shares outstanding.

During the second quarter of 2011, the entire outstanding principal balance of our convertible debt was converted, with the principal amount paid in cash and the conversion premium paid in shares. The convertible notes met the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, since we had settled the principal amount of the notes in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the three months ended March 31, 2011, had a dilutive effect of 1.5 million common equivalent shares.

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

The aggregate foreign currency exchange loss included in the accompanying Condensed Consolidated Statements of Income was approximately ($0.1) million and ($0.3) million during the three months ended March 31, 2012  and 2011, respectively. Included in the aggregate foreign currency exchange loss were gains related to forward contracts of $0.1 million and $0.5 million during the three months ended March 31, 2012 and 2011, respectively. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

As of March 31, 2012, approximately $0.1 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in April 2012. As of December 31, 2011, there were no gains or losses related to forward contracts included in prepaid expenses and other current assets or accrued expenses and other current liabilities. Monthly forward contracts with a notional amount of $3.3 million, entered into in March 2012 for April 2012, will be settled in April 2012.

The weighted average notional amount of derivative contracts outstanding during the three months ended March 31, 2012 was approximately $2.4 million.

Note 2 — Discontinued Operations

CIGS Solar Systems Business

On July 28, 2011, we announced a plan to discontinue our CIGS solar systems business. The action, which was completed on September 27, 2011, was in response to the dramatically reduced cost of mainstream solar technologies driven by significant reductions in prices, large industry investment, a lower than expected end market acceptance for CIGS technology and technical barriers in scaling CIGS. This business was previously included as part of our LED & Solar segment. Accordingly, the results of operations for the CIGS solar systems business have been recorded as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented.

Metrology

On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker Corporation (“Bruker”) comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology’s operating results were accounted for as discontinued operations and the related assets and liabilities were classified as held for sale. The sales transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the net assets in China. The Company recorded a liability to defer the gain of $5.4 million on disposal related to the assets in China.

Summary information related to discontinued operations is as follows (in thousands):

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total

Net sales	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	1,631	—	1,631
Gross profit	—	—	—	(1,631)	—	(1,631)
Total operating expenses	—	81	81	5,908	498	6,406
Operating loss	$—	$(81)	$(81)	$(7,539)	$(498)	$(8,037)

Net loss from discontinued operations, net of tax	$—	$(50)	$(50)	$(4,896)	$(441)	$(5,337)

Liabilities of discontinued segment held for sale, totaling $5.4 million, as of March 31, 2012 and December 31, 2011, consist of the deferred gain related to the net assets of the former Metrology business in China.

Note 3— Equity

Equity-based Compensation

Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over each employee’s requisite service period. The following compensation expense was included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended
	March 31,
	2012	2011
Equity-based compensation expense	$3,130	$2,800

As a result of the discontinuance of our CIGS solar systems business, equity-based compensation expense related to the business totaling $0.3 million has been classified as discontinued operations in determining the Condensed Consolidated Statements of Income for the three months ended March 31, 2011.

As of March 31, 2012, the total unrecognized compensation costs related to nonvested stock and stock option awards was $13.8 million and $10.5 million, respectively. The related weighted average period over which we expect that such unrecognized compensation costs will be recognized is approximately 2.9 years for nonvested stock awards and 1.7 years for option awards.

Stock Option and Restricted Stock Activity

A summary of our restricted stock awards including restricted stock units for the three months ended March 31, 2012, is presented below:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2011	618	$33.61
Granted	9	25.87
Vested	(10)	30.88
Forfeited (including cancelled awards)	(25)	31.54
Nonvested at March 31, 2012	592	$33.63

A summary of our stock option awards for the three months ended March 31, 2012, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	2,106	$25.58
Granted	10	23.58
Exercised	(38)	14.11
Forfeited (including cancelled options)	(40)	29.42
Outstanding at March 31, 2012	2,038	$25.71	$16,662	5.8
Options exercisable at March 31, 2012	967	$18.47	$10,841	4.3

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

Note 4—Balance Sheet Information

Short-term Investments

Available-for-sale securities consist of the following (in thousands):

	March 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Government Agency Securities	$54,782	$44	$—	$54,826

FDIC insured corporate bonds	106,331	45	—	106,376

Treasury bills	86,626	—	(2)	86,624

Total available-for-sale securities	$247,739	$89	$(2)	$247,826

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Government Agency Securities	$88,585	$119	$—	$88,704

FDIC insured corporate bonds	114,640	56	—	114,696

Treasury bills	70,147	44	—	70,191

Total available-for-sale securities	$273,372	$219	$—	$273,591

During the three months ended March 31, 2012, available-for-sale securities were sold for total proceeds of $43.6 million. The gross realized gains on these sales were minimal for the three months ended March 31, 2012. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. Net unrealized holding losses on available-for-sale securities of $0.1 million for the three months ended March 31, 2012, have been included in accumulated other comprehensive income. During the three months ended March 31, 2011, available-for-sale securities were sold for total proceeds of $122.1 million. The gross realized gains on these sales were minimal for the three months ended March 31, 2011. Net unrealized holding gains on available-for-sale securities of less than $0.1 million for the three months ended March 31, 2011, have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at March 31, 2012, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$33,272

Due in 1—2 years	214,554

Total investments in debt securities	$247,826

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of March 31, 2012 and December 31, 2011, restricted cash consisted of $0.9 million and $0.6 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of March 31, 2012 and December 31, 2011.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$60,786	$57,169
Work in process	25,714	20,118
Finished goods	16,776	36,147
	$103,276	$113,434

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

	March 31,
	2012	2011
Balance as of the beginning of period	$9,778	$9,238
Warranties issued during the period	1,007	3,014
Settlements made during the period	(1,951)	(2,121)
Balance as of the end of period	$8,834	$10,131

Note 5—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon two separate reporting segments that reflect the market focus of each business. The Light Emitting Diode (“LED”) & Solar segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems and thermal deposition sources. These systems are primarily sold to customers in the high-brightness LED (“HB LED”) and solar industries, as well as to scientific research customers. This segment has manufacturing, product development and marketing sites in Somerset, New Jersey, Poughkeepsie, New York and St. Paul, Minnesota. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition and dicing and slicing products sold primarily to customers in the data storage industry. This segment has manufacturing, product development and marketing sites in Plainview, New York, Camarillo, California and Ft. Collins, Colorado.

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

The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes for the three months ended March 31, 2012 and 2011, respectively, and goodwill and total assets as of March 31, 2012 and December 31, 2011 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
Three months ended March 31, 2012
Net sales	$95,574	$44,335	$—	$139,909
Segment profit (loss)	$17,486	$8,953	$(1,085)	$25,354
Interest, net	—	—	(203)	(203)
Amortization	863	352	—	1,215
Equity-based compensation	1,006	411	1,713	3,130
Restructuring	58	5	—	63
Income (loss) from continuing operations before income taxes	$15,559	$8,185	$(2,595)	$21,149
Three months ended March 31, 2011
Net sales	$214,698	$39,978	$—	$254,676
Segment profit (loss)	$80,977	$12,231	$(2,292)	$90,916
Interest, net	—	—	1,299	1,299
Amortization	487	363	58	908
Equity-based compensation	679	308	1,813	2,800
Loss on extinguishment of debt	—	—	304	304
Income (loss) from continuing operations before income taxes	$79,811	$11,560	$(5,766)	$85,605

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
As of March 31, 2012
Goodwill	$55,828	$—	$—	$55,828
Total assets	$288,835	$73,450	$582,067	$944,352

As of December 31, 2011
Goodwill	$55,828	$—	$—	$55,828
Total assets	$319,457	$57,203	$559,403	$936,063

As of March 31, 2012 and December 31, 2011 corporate total assets were comprised principally of cash and cash equivalents and short-term investments.

Note 6—Debt

Mortgage Payable

We have a mortgage payable, with approximately $2.6 million outstanding as of March 31, 2012. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage as of March 31, 2012 was approximately $2.8 million.

Convertible Notes

During the first quarter of 2011, at the option of the holders, $7.5 million of our convertible notes were tendered for conversion at a price of $45.95 per share in a net share settlement. We paid the principal amount of $7.5 million in cash and issued 111,318 shares of our common stock. We recorded a loss on extinguishment totaling $0.3 million related to these transactions.

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of March 31, 2012 and December 31, 2011, are as follows (in millions):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Treasury bills	$86.6	$51.0	$—	$137.6
FDIC insured corporate bonds	106.4	—	—	106.4
Government Agency Securities	54.8	68.0	—	122.8
Derivative instrument	—	0.1	—	0.1
Total	$247.8	$119.1	$—	$366.9

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Treasury bills	$70.2	$20.0	$—	$90.2
FDIC insured corporate bonds	114.8	—	—	114.8
Government Agency Securities	88.6	81.2	—	169.8
Money market instruments	—	0.2	—	0.2
Total	$273.6	$101.4	$—	$375.0

Government agency securities and treasury bills that are classified as cash equivalents are carried at cost, which approximates market value. Accordingly, no gains or losses (realized/unrealized) have been incurred for cash equivalents. All investments classified as available-for-sale contain quoted prices in active markets.

Derivative instruments include foreign currency forward contracts to hedge certain foreign currency transactions. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including foreign currency exchange rates, volatilities and interest rates.

The major categories of assets and liabilities measured on a nonrecurring basis, at fair value, as of March 31, 2012 and December 31, 2011, are as follows (in millions):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Property,plant and equipment, net	$—	$—	$92.0	$92.0
Goodwill	—	—	55.8	55.8
Intangible assets, net	—	—	24.7	24.7
Total	$—	$—	$172.5	$172.5

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Property,plant and equipment, net	$—	$—	$86.1	$86.1
Goodwill	—	—	55.8	55.8
Intangible assets, net	—	—	25.9	25.9
Total	$—	$—	$167.8	$167.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) creates Process Equipment solutions that enable technologies for a cleaner and more productive world. We design, manufacture and market equipment primarily sold to make light emitting diodes (“LEDs”) and hard-disk drives, as well as for emerging applications such as concentrator photovoltaics, power semiconductors, wireless components, microelectromechanical systems (MEMS), and other next-generation devices.

Veeco focuses on developing highly differentiated, “best-in-class” Process Equipment products for critical performance steps. Our products feature leading technology, low cost-of-ownership and high throughput, offering a time-to-market advantage for our customers around the globe. Core competencies in advanced thin film technologies, over 200 patents and decades of specialized process know-how helps us to stay at the forefront of these demanding industries.

Veeco’s LED & Solar segment designs and manufactures metal organic chemical vapor deposition (“MOCVD”) and molecular beam epitaxy (“MBE”) systems and components sold to manufacturers of LEDs, wireless devices, power semiconductors, and concentrator photovoltaics, as well as for R&D applications. In 2011, we discontinued the sale of our products related to Copper, Indium, Gallium, Selenide (“CIGS”) solar systems technology.

Veeco’s Data Storage segment designs and manufactures the critical technologies used to create thin film magnetic heads (“TFMHs”) that read and write data on hard disk drives. These technologies include ion beam etch (IBE), ion beam deposition (IBD), diamond-like carbon (DLC), physical vapor deposition (PVD), chemical vapor deposition (CVD), and slicing, dicing and lapping systems. These technologies are sold to customers in hard drive, MEMS, optical coatings and other markets.

Veeco’s approximately 900 employees support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Highlights of the First Quarter of 2012

•                  Revenue was $139.9 million, a 45% decrease from the first quarter of 2011.

•                  Orders were $113.4 million, a 51% decrease from the first quarter of 2011.

•                  Net income from continuing operations was $16.5 million, or $0.42 per share, compared to $58.0 million, or $1.36 per share, in the first quarter of 2011.

•                  Gross margins were 46.7%, compared to 51.4% in the first quarter of 2011.

Second Quarter and Full Year 2012 Outlook

Veeco’s second quarter 2012 revenue is currently forecasted to be between $120 million and $145 million. Earnings per share are currently forecasted to be between $0.20 to $0.40 on a GAAP basis.

We are experiencing growth in our Data Storage and MBE businesses, as well as in Services across all of our technologies. Veeco is focused on keeping our infrastructure lean and discretionary costs low, while at the same time developing next-generation technology solutions to drive future growth. We believe we are on track to achieve projected 2012 revenue of $500-600 million.

While first quarter 2012 MOCVD bookings grew modestly on a sequential basis, we have not yet seen a clear inflection in customer buying patterns. LED customers remain cautious about capacity investment plans and it remains unclear when the MOCVD market will recover. Some positive signs are emerging, including increasing tool utilization rates in Korea, Taiwan and China, and continuing customer quoting activity.

Overall, we are seeing positive trends in LED lighting — lower prices, more LED lamp products, and heightened consumer awareness.  LED manufacturers are focused on how to position their businesses for growth as LEDs become the dominant lighting technology.

Our outlook discussion above constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our expectations regarding future results are subject to risks and uncertainties. Our actual results may differ materially from those anticipated. Risks associated with our ability to achieve these results are set forth in Items 1, 1A, 3, 7 and 7A in our annual report on Form 10-K for the year ended December 31, 2011, as well as any modifications or revisions to risk factors contained in our subsequent filings with the SEC.

You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made.

Results of Operations:

Three Months Ended March 31, 2012 and 2011

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2012 interim quarter ends are April 1, July 1 and September 30. The 2011 interim quarter ends were April 3, July 3 and October 2. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

The following table shows our Condensed Consolidated Statements of Income, percentages of sales, and comparisons between the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31,				Dollar and Percentage Change
	2012		2011		Period to Period
Net sales	$139,909	100.0%	$254,676	100.0%	$(114,767)	(45.1)%
Cost of sales	74,641	53.3	123,713	48.6	(49,072)	(39.7)
Gross profit	65,268	46.7	130,963	51.4	(65,695)	(50.2)
Operating expenses (income):
Selling, general and administrative	19,773	14.1	22,936	9.0	(3,163)	(13.8)
Research and development	23,306	16.7	19,871	7.8	3,435	17.3
Amortization	1,215	0.9	908	0.4	307	33.8
Restructuring	63	0.0	—	—	63	*
Other, net	(35)	(0.0)	40	0.0	(75)	*
Total operating expenses	44,322	31.7	43,755	17.2	567	1.3
Operating income	20,946	15.0	87,208	34.2	(66,262)	(76.0)
Interest (income) expense, net	(203)	(0.1)	1,299	0.5	(1,502)	*
Loss on extinguishment of debt	—	—	304	0.1	(304)	(100.0)
Income from continuing operations before income taxes	21,149	15.1	85,605	33.6	(64,456)	(75.3)
Income tax provision	4,687	3.4	27,626	10.8	(22,939)	(83.0)
Income from continuing operations	16,462	11.8	57,979	22.8	(41,517)	(71.6)

Discontinued operations:
Loss from discontinued operations before income taxes	(81)	(0.1)	(8,037)	(3.2)	7,956	(99.0)
Income tax benefit	(31)	(0.0)	(2,700)	(1.1)	2,669	(98.9)
Loss from discontinued operations	(50)	(0.0)	(5,337)	(2.1)	5,287	(99.1)

Net income	$16,412	11.7%	$52,642	20.7%	$(36,230)	(68.8)%

* Not Meaningful

Net Sales and Orders

Net sales of $139.9 million for the three months ended March 31, 2012 were down 45.1% compared to the prior year period. The following is an analysis of net sales by segment and by region (dollars in thousands):

	Sales
	Three months ended March 31,		Dollar and Percentage Change
	2012	2011	Period to Period
Segment Analysis
LED & Solar	$95,574	$214,698	$(119,124)	(55.5)%
Data Storage	44,335	39,978	4,357	10.9
Total	$139,909	$254,676	$(114,767)	(45.1)%
Regional Analysis
Americas	$20,216	$29,254	$(9,038)	(30.9)%
Europe, Middle East and Africa (“EMEA”)	5,231	15,449	(10,218)	(66.1)
Asia Pacific (“APAC”)	114,462	209,973	(95,511)	(45.5)
Total	$139,909	$254,676	$(114,767)	(45.1)%

By segment, LED & Solar sales decreased 55.5% in 2012 primarily due to an overall decrease in reactor shipments as compared the prior year period (65.1% decrease in MOCVD reactor shipments from the prior year period) as a result of industry overcapacity in MOCVD following over two years of strong customer investments. Data Storage sales increased 10.9%, primarily as a result of an increase in shipments to data storage customers to replace equipment destroyed by flooding in customer facilities in Thailand. LED & Solar sales represented 68.3% of total sales for the three months ended March 31, 2012, down from 84.3% in the prior year. Data Storage sales accounted for 31.7% of net sales, up from 15.7% in the prior year period. By region, net sales decreased by 45.5% in Asia Pacific, primarily due to the decrease in MOCVD sales in China. Net sales in the Americas and EMEA also decreased 30.9% and 66.1%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Orders decreased 50.9% compared to the prior year period, primarily attributable to a 57.3% decrease in LED & Solar orders that was principally driven by a decline in MOCVD orders from the prior year period due to industry overcapacity. This created an oversupply in the industry that slowed orders dramatically in the second half of 2011 which continued into the first quarter of 2012 after hitting a peak in second quarter of 2011. Data Storage orders decreased 11.8% as customer consolidation activity temporarily stalled capacity investments.

Our book-to-bill ratio for the three months ended March 31, 2012, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.81 to 1. Our backlog as of March 31, 2012 was $305.3 million, compared to $332.9 million as of December 31, 2011. During the three months ended March 31, 2012, we experienced backlog adjustments of approximately $1.1 million, related to order adjustments. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of March 31, 2012, we had customer deposits and advanced billings of $57.7 million.

Gross Profit

Gross profit, as a percentage of net sales, for the three months ended March 31, 2012, was 46.7%, compared to 51.4% in the prior year period. LED & Solar gross margins decreased to 47.3% from 51.0% primarily resulting from decreased sales volume, partially offset by cost reductions. Data Storage gross margins decreased to 45.3% from 53.7%, driven primarily by unfavorable product mix.

Operating Expenses

Selling, general and administrative expenses decreased by $3.2 million or 13.8%, from the prior year period primarily as a result of cost controls put in place in response to weakening market conditions. Selling, general and administrative expenses were 14.1% of net sales, compared with 9.0% of net sales in the prior year period.

Research and development expense increased $3.4 million or 17.3% from the prior year period, primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment. As a percentage of net sales, research and development expense increased to 16.7% from 7.8% in the prior year period.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended March 31, 2012, the Company had an effective tax rate of 22.2% and recorded a provision for income taxes of $4.7 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates and an income tax benefit related to the manufacturer’s deduction under IRC Section 199. The reduction in the effective tax rate in 2012 compared to 2011 was due to a higher portion of earnings being generated in foreign jurisdictions.

For the three months ended March 31, 2011, the Company had an effective tax rate of 32.3% and recorded a provision for income taxes of $27.6 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, the generation of research and development tax credits and an income tax benefit related to the manufacturer’s deduction under IRC Section 199.

Discontinued Operations

Discontinued operations represent the results of the operations of our disposed CIGS solar systems business which was discontinued on September 27, 2011 as well as our Metrology business, which was disposed of in 2010.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and repayment of debt. We traditionally have generated cash from operations and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the three months ended March 31, 2012 and 2011, respectively, is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Net income	$16,412	$52,642
Net cash provided by operating activities	$41,910	$74,887
Net cash provided by (used in) investing activities	16,336	(41,592)
Net cash provided by (used in) financing activities	473	(2,382)
Effect of exchange rate changes on cash and cash equivalents	(1,309)	792
Net increase in cash and cash equivalents	57,410	31,705
Cash and cash equivalents at beginning of period	217,922	245,132
Cash and cash equivalents at end of period	$275,332	$276,837

Cash provided by operations for the three months ended March 31, 2012 was $41.9 million compared to $74.9 million during the three months ended March 31, 2011. The $41.9 million cash provided by operations in the current quarter included $7.4 million in adjustments to the $16.4 million of net income for non-cash items. Net cash provided by operations was favorably impacted by a net $18.1 million of changes in operating assets and liabilities, which included a $10.6 million decrease in inventory, a $5.1 million decrease in accounts receivable and a $13.3 million decrease in other assets, partially offset by a $7.1 million decrease in accrued expenses, a $2.2 million decrease in accounts payable and a $1.6 million decrease in income taxes payable. The $74.9 million cash provided by operations in 2011 included $13.4 million in adjustments to the $52.6 million of net income for non-cash items. Net cash provided by operations was favorably impacted by a net $8.9 million of changes in operating assets and liabilities.

Cash provided by investing activities of $16.3 million during the three months ended March 31, 2012, consisted primarily of $43.6 million in proceeds from the sale of short-term investments, partially offset by $18.5 million of purchases of short-term investments, $8.5 million of capital expenditures and $0.3 million in transfers to restricted cash. Cash used in investing activities of $41.6 million for the three months ended March 31, 2011, consisted primarily of $154.3 million of purchases of short-term investments and $9.4 million of capital expenditures, partially offset by proceeds of $122.1 million from the sale of short-term investments.

Cash provided by financing activities of $0.5 million during the three months ended March 31, 2012, consisted primarily of $0.5 million of proceeds from stock option exercises and $0.1 million excess tax benefits from stock option exercises, partially offset by $0.1 million of restricted stock tax withholdings. Cash used in financing activities of $2.4 million for the three months ended March 31, 2011, consisted of $7.5 million of repayments of long-term debt, partially offset by $2.9 million of cash proceeds from stock option exercises and $2.2 million excess tax benefits from stock options exercises.

As of March 31, 2012, restricted cash consists of $0.9 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

We believe that existing cash balances together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table, except for purchase commitments, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10-K. The purchase commitments outstanding at March 31, 2012 were $77.9 million.

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

Short-Term Investments: We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include FDIC insured corporate bonds, treasury bills and commercial paper with maturities of greater than three months when purchased in principal amounts that, when aggregated with interest to accrue over the term, will not exceed FDIC limits. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in equity. Net realized gains and losses are included in net income (loss) attributable to Veeco.

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

Fair Value Measurements: Accounting guidance for our non-financial assets and non-financial liabilities requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in such. Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. These requirements apply to our long-lived assets, goodwill and intangible assets. We use Level 3 inputs to value all of such assets. The Company primarily applies the market approach for recurring fair value measurements.

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

We record valuation allowances in order to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. Under the relevant accounting guidance, factors such as current and previous operating losses are given significantly greater weight than the outlook for future profitability in determining the deferred tax asset carrying value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 85.6% and 88.5% of our total net sales for the three months ended March 31, 2012 and 2011, respectively. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 2.7% and 1.8% of our total net sales for the three months ended March 31, 2012 and 2011, respectively.

The aggregate foreign currency exchange loss included in the accompanying Condensed Consolidated Statements of Income was approximately $0.1 million and $0.3 million during the three months ended March 31, 2012  and 2011, respectively. Included in the aggregate foreign currency exchange loss were gains related to forward contracts of $0.1 million and $0.5 million during the three months ended March 31, 2012 and 2011, respectively. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The change in currency exchange rates that have the largest impact on translating our international operating profit (loss) is the Japanese Yen. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three months ended March 31, 2012 was approximately $2.4 million.

As of March 31, 2012, approximately $0.1 million of gains related to forward contracts were included in prepaid expenses and other current assets and were subsequently received in April 2012. As of December 31, 2011, there were no gains or losses related to forward contracts included in prepaid expenses and other current assets or accrued expenses and other current liabilities. Monthly forward contracts with a notional amount of $3.3 million, entered into in March 2012 for April 2012, will be settled in April 2012.  The fair value of the contracts at inception was zero, which did not significantly change at March 31, 2012.

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

Assuming first quarter 2012 investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense. We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $247.8 million at March 31, 2012. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio at March 31, 2012, an immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the portfolio of approximately $1.4 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in our condensed consolidated statement of income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, statements of income or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q, in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Letter agreement effective as of January 4, 2010 between Veeco and Peter Collingwood.	*
10.2	Third Amendment effective April 27, 2012 to Employment Agreement between Veeco and John R. Peeler.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*                 Filed herewith

**          Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 2012

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler
Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Letter agreement effective as of January 4, 2010 between Veeco and Peter Collingwood.	*
10.2	Third Amendment effective April 27, 2012 to Employment Agreement between Veeco and John R. Peeler.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*                 Filed herewith

**          Filed herewith electronically