Form 10-Q
period 2012-06-30
VEECO INSTRUMENTS INC
filed 2012-07-27
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

39,156,634 shares of common stock, $0.01 par value per share, were outstanding as of the close of business on July 23, 2012.

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$136,547	$264,815	$276,456	$519,491
Cost of sales	75,293	129,466	149,934	253,179
Gross profit	61,254	135,349	126,522	266,312
Operating expenses (income):
Selling, general and administrative	20,893	27,461	40,666	50,397
Research and development	23,910	23,652	47,216	43,523
Amortization	1,185	1,334	2,400	2,242
Restructuring	—	—	63	—
Other, net	146	(68)	111	(28)
Total operating expenses	46,134	52,379	90,456	96,134
Operating income	15,120	82,970	36,066	170,178
Interest (income) expense, net	(329)	86	(532)	1,385
Loss on extinguishment of debt	—	3,045	—	3,349
Income from continuing operations before income taxes	15,449	79,839	36,598	165,444
Income tax provision	4,438	23,521	9,125	51,147
Income from continuing operations	11,011	56,318	27,473	114,297

Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,219	(59,698)	1,138	(67,735)
Income tax provision (benefit)	412	(22,586)	381	(25,286)
Income (loss) from discontinued operations	807	(37,112)	757	(42,449)

Net income	$11,818	$19,206	$28,230	$71,848

Income (loss) per common share:
Basic:
Continuing operations	$0.29	$1.37	$0.72	$2.83
Discontinued operations	0.02	(0.90)	0.02	(1.05)
Income	$0.31	$0.47	$0.74	$1.78
Diluted :
Continuing operations	$0.28	$1.31	$0.71	$2.67
Discontinued operations	0.02	(0.86)	0.02	(0.99)
Income	$0.30	$0.45	$0.73	$1.68

Weighted average shares outstanding:
Basic	38,370	40,998	38,315	40,433
Diluted	38,988	43,002	38,925	42,780

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$11,818	$19,206	$28,230	$71,848
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale securities	(66)	286	(184)	349
Less: Reclassification adjustments for losses (gains) included in net income	1	(92)	(9)	(129)
Net unrealized (loss) gain on available-for-sale securities	(65)	194	(193)	220

Foreign currency translation	244	686	(245)	1,157
Comprehensive income	$11,997	$20,086	$27,792	$73,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$317,047	$217,922
Short-term investments	221,832	273,591
Restricted cash	851	577
Accounts receivable, net	95,125	95,038
Inventories	90,729	113,434
Prepaid expenses and other current assets	28,577	40,756
Assets of discontinued segment held for sale	—	2,341
Deferred income taxes	10,298	10,885
Total current assets	764,459	754,544

Property, plant and equipment at cost, net	97,068	86,067
Goodwill	55,828	55,828
Intangible assets, net	23,483	25,882
Other assets	9,137	13,742
Total assets	$949,975	$936,063
Liabilities and equity
Current liabilities:
Accounts payable	$32,652	$40,398
Accrued expenses and other current liabilities	95,168	107,656
Deferred profit	10,301	10,275
Income taxes payable	1,350	3,532
Liabilities of discontinued segment held for sale	5,359	5,359
Current portion of long-term debt	258	248
Total current liabilities	145,088	167,468

Deferred income taxes	5,023	5,029
Long-term debt	2,275	2,406
Other liabilities	324	640

Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 39,143,126 and 38,768,436 shares issued and outstanding in 2012 and 2011, respectively	385	435
Additional paid-in-capital	697,303	688,353
Retained earnings	93,425	265,317
Accumulated other comprehensive income	6,152	6,590
Less: treasury stock, at cost; 5,278,828 shares in 2011	—	(200,175)
Total equity	797,265	760,520

Total liabilities and equity	$949,975	$936,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities
Net income	$28,230	$71,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,834	5,801
Amortization of debt discount	—	1,260
Non-cash equity-based compensation	7,144	6,517
Loss on extinguishment of debt	—	3,349
Deferred income taxes	587	6,749
Excess tax benefits from stock option exercises	(978)	(7,254)
Other, net	—	41
Non-cash items from discontinued operations	(1,285)	52,792
Changes in operating assets and liabilities:
Accounts receivable	7	23,813
Inventories	22,888	(26,150)
Prepaid expenses and other current assets	8,875	(41,915)
Supplier deposits	3,328	(516)
Accounts payable	(7,756)	27,748
Accrued expenses, deferred profit and other current liabilities	(12,476)	(3,326)
Income taxes payable	(1,205)	(44,737)
Other, net	5,358	(708)
Net cash provided by operating activities	60,551	75,312
Investing activities
Capital expenditures	(16,601)	(31,291)
Payments for net assets of businesses acquired	—	(28,273)
Transfers (to) from restricted cash	(275)	21,633
Proceeds from sales of short-term investments	99,533	374,226
Payments for purchases of short-term investments	(49,014)	(361,051)
Other	—	1
Proceeds from sale of assets from discontinued segment	3,758	—
Net cash provided by (used in) investing activities	37,401	(24,755)
Financing activities
Proceeds from stock option exercises	2,161	9,095
Restricted stock tax withholdings	(1,330)	(2,658)
Excess tax benefits from stock option exercises	978	7,254
Purchases of treasury stock	—	(7,753)
Repayments of long-term debt	(121)	(105,686)
Other	—	(2)
Net cash provided by (used in) financing activities	1,688	(99,750)
Effect of exchange rate changes on cash and cash equivalents	(515)	1,729
Net increase (decrease) in cash and cash equivalents	99,125	(47,464)
Cash and cash equivalents at beginning of period	217,922	245,132
Cash and cash equivalents at end of period	$317,047	$197,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Income Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	38,370	40,998	38,315	40,433
Dilutive effect of stock options and restricted stock	618	1,066	610	1,108
Dilutive effect of convertible notes	—	938	—	1,239
Diluted weighted average shares outstanding	38,988	43,002	38,925	42,780

Basic income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period.

During the second quarter of 2011, the entire outstanding principal balance of our convertible debt was converted, with the principal amount paid in cash and the conversion premium paid in shares. The convertible notes met the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, since we had settled the principal amount of the notes in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the three and six months ended June 30, 2011, had a dilutive effect of 0.9 million and 1.2 million common equivalent shares, respectively.

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

The aggregate foreign currency exchange loss included in determining the condensed consolidated results of operations was approximately $0.3 million during the three and six months ended June 30, 2012 and $0.1 million and $0.4 million during the three and six months ended June 30, 2011, respectively. Included in the aggregate foreign currency exchange losses were losses (gains) related to forward contracts of $0.2 million and $0.1 million during the three and six months ended June 30, 2012, respectively and ($0.3) million and ($0.8) million during the three and six months ended June 30, 2011. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

As of June 30, 2012 and December 31, 2011, there were no gains or losses related to forward contracts included in prepaid expenses and other current assets or accrued expenses and other current liabilities. Monthly forward contracts with a notional amount of $0.6 million, entered into in June 2012 for October 2012, will be settled in October 2012.

The weighted average notional amount of derivative contracts outstanding during the three and six months ended June 30, 2012 was approximately $1.3 million and $2.5 million, respectively.

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

Accordingly, the results of operations for the CIGS solar systems business have been recorded as discontinued operations in the accompanying condensed consolidated statements of income for all periods presented. During the three and six months ended June 30, 2011, total discontinued operations include charges totaling $59.3 million and $66.8 million, respectively. These charges include an inventory write-off totaling $33.4 million, charges to settle contracts totaling $11.1 million and an asset impairment charge totaling $6.2 million.

Metrology

On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker Corporation (“Bruker”) comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology’s operating results were accounted for as discontinued operations and the related assets and liabilities were classified as held for sale. The sale transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the net assets in China. The Company recorded a liability to defer the gain of $5.4 million on disposal related to the assets in China. During the three months ended June 30, 2012, the Company recorded a $1.4 million gain on the sale of assets of this discontinued segment that were held for sale.

Summary information related to discontinued operations is as follows (in thousands):

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total

Net sales	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	35,281	—	35,281
Gross profit	—	—	—	(35,281)	—	(35,281)
Total operating expenses (income)	80	(1,299)	(1,219)	24,020	397	24,417
Operating (loss) income	$(80)	$1,299	$1,219	$(59,301)	$(397)	$(59,698)

Net (loss) income from discontinued operations, net of tax	$(53)	$860	$807	$(37,106)	$(6)	$(37,112)

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total

Net sales	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	36,912	—	36,912
Gross profit	—	—	—	(36,912)	—	(36,912)
Total operating expenses (income)	74	(1,212)	(1,138)	29,928	895	30,823
Operating (loss) income	$(74)	$1,212	$1,138	$(66,840)	$(895)	$(67,735)

Net (loss) income from discontinued operations, net of tax	$(49)	$806	$757	$(42,002)	$(447)	$(42,449)

Liabilities of discontinued segment held for sale, totaling $5.4 million, as of June 30, 2012 and December 31, 2011, consist of the deferred gain related to the net assets of the former Metrology business in China.

Note 3— Equity

Equity-based Compensation

Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over each employee’s requisite service period. The following compensation expense was included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Equity-based compensation expense	$4,014	$3,717	$7,144	$6,517

As a result of the discontinuance of our CIGS solar systems business, equity-based compensation expense related to the business totaling $0.3 million and $0.6 million has been classified as discontinued operations in determining the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, the total unrecognized compensation costs related to nonvested stock and stock option awards was $21.8 million and $18.5 million, respectively. The related weighted average period over which we expect that such unrecognized compensation costs will be recognized is approximately 3.1 years for nonvested stock awards and 2.3 years for option awards.

Stock Option and Restricted Stock Activity

A summary of our restricted stock awards including restricted stock units for the six months ended June 30, 2012, is presented below:

	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2011	618	$33.61
Granted	307	32.64
Vested	(133)	19.42
Forfeited (including cancelled awards)	(31)	32.79
Nonvested as of June 30, 2012	761	$35.73

A summary of our stock option awards for the six months ended June 30, 2012, is presented below:

	Shares (000s)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000s)	Weighted- Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2011	2,106	$25.58
Granted	687	32.56
Exercised	(143)	15.05
Forfeited (including cancelled options)	(52)	31.06
Outstanding as of June 30, 2012	2,598	$27.90	$22,593	6.7
Options exercisable as of June 30, 2012	1,414	$20.89	$20,823	4.8

Treasury Stock

On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock. During the three months ended June 30, 2011, we purchased 165,288 shares for $7.8 million (including transaction costs) under the program at an average cost of $46.91 per share. This stock repurchase is included as a reduction to Equity in the Condensed Consolidated Balance Sheet. All funds for this repurchase program were exhausted as of August 19, 2011. Repurchases were made from time to time on the open market in accordance with applicable federal securities laws. During the three months ended June 30, 2012, we cancelled and retired the 5,278,828 shares of treasury stock we purchased under the repurchase program. As a result of this transaction, we recorded a reduction in treasury stock of $200.2 million and a corresponding reduction of $200.1 million and $0.1 million in retained earnings and common stock, respectively.

Note 4—Balance Sheet Information

Short-term Investments

Available-for-sale securities consist of the following (in thousands):

	June 30, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Government Agency Securities	$43,742	$23	$—	$43,765

FDIC insured corporate bonds	60,958	4	—	60,962

Treasury bills	117,106	—	(1)	117,105

Total available-for-sale securities	$221,806	$27	$(1)	$221,832

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Government Agency Securities	$88,585	$119	$—	$88,704

FDIC insured corporate bonds	114,640	56	—	114,696

Treasury bills	70,147	44	—	70,191

Total available-for-sale securities	$273,372	$219	$—	$273,591

During the three and six months ended June 30, 2012, available-for-sale securities were sold for total proceeds of $55.9 million and $99.5 million, respectively. The gross realized gains and losses on these sales were minimal for the three and six months ended June 30, 2012. For purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. Net unrealized holding losses on available-for-

sale securities of $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively, have been included in accumulated other comprehensive income. During the three and six months ended June 30, 2011, available-for-sale securities were sold for total proceeds of $252.0 million and $374.2 million, respectively. The gross realized gains on these sales were $0.2 million for the three and six months ended June 30, 2011. Net unrealized holding gains on available-for-sale securities amounting to $0.2 million for the three and six months ended June 30, 2011, have been included in accumulated other comprehensive income.

Contractual maturities of available-for-sale debt securities at June 30, 2012, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$30,751

Due in 1—2 years	191,081

Total investments in debt securities	$221,832

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of June 30, 2012 and December 31, 2011, restricted cash consisted of $0.9 million and $0.6 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of June 30, 2012 and December 31, 2011.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$54,992	$57,169
Work in process	22,049	20,118
Finished goods	13,688	36,147
	$90,729	$113,434

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

	June 30,
	2012	2011
Balance as of the beginning of period	$9,778	$9,238
Warranties issued during the period	1,502	5,843
Settlements made during the period	(3,821)	(4,489)
Balance as of the end of period	$7,459	$10,592

Note 5—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon two separate reporting segments that reflect the market focus of each business. The Light Emitting Diode (“LED”) & Solar segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems and thermal deposition sources. These systems are primarily sold to customers in the high-brightness LED (“HB LED”), wireless devices and solar industries, as well as to scientific research customers. This segment has manufacturing, product development and marketing sites in Somerset, New Jersey, Poughkeepsie, New York and St. Paul, Minnesota. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition and dicing and slicing products sold primarily to customers in the data storage industry. This segment has manufacturing, product development and marketing sites in Plainview, New York, Camarillo, California and Ft. Collins, Colorado.

We evaluate the performance of our reportable segments based on income (loss) from continuing operations before interest, income taxes, amortization and certain items (“Segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes Segment profit (loss) reports baseline performance and thus provides useful information. Certain items include restructuring charges, equity-based compensation expense and loss on extinguishment of debt. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2012 and 2011, respectively, and goodwill and total assets as of June 30, 2012 and December 31, 2011 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
Three months ended June 30, 2012
Net sales	$86,778	$49,769	$—	$136,547
Segment profit (loss)	$9,587	$12,136	$(1,404)	$20,319
Interest, net	—	—	(329)	(329)
Amortization	861	324	—	1,185
Equity-based compensation	1,096	440	2,478	4,014
Income (loss) from continuing operations before income taxes	$7,630	$11,372	$(3,553)	$15,449
Three months ended June 30, 2011
Net sales	$219,135	$45,680	$—	$264,815
Segment profit (loss)	$79,052	$13,050	$(4,081)	$88,021
Interest, net	—	—	86	86
Amortization	953	356	25	1,334
Equity-based compensation	892	352	2,473	3,717
Loss on extinguishment of debt	—	—	3,045	3,045
Income (loss) from continuing operations before income taxes	$77,207	$12,342	$(9,710)	$79,839

Six months ended June 30, 2012
Net sales	$182,352	$94,104	$—	$276,456
Segment profit (loss)	$27,073	$21,089	$(2,489)	$45,673
Interest, net	—	—	(532)	(532)
Amortization	1,724	676	—	2,400
Equity-based compensation	2,102	851	4,191	7,144
Restructuring	58	5	—	63
Income (loss) from continuing operations before income taxes	$23,189	$19,557	$(6,148)	$36,598
Six months ended June 30, 2011
Net sales	$433,833	$85,658	$—	$519,491
Segment profit (loss)	$160,029	$25,281	$(6,373)	$178,937
Interest, net	—	—	1,385	1,385
Amortization	1,440	719	83	2,242
Equity-based compensation	1,571	660	4,286	6,517
Loss on extinguishment of debt	—	—	3,349	3,349
Income (loss) from continuing operations before income taxes	$157,018	$23,902	$(15,476)	$165,444

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
As of June 30, 2012
Goodwill	$55,828	$—	$—	$55,828
Total assets	$285,219	$68,660	$596,096	$949,975

As of December 31, 2011
Goodwill	$55,828	$—	$—	$55,828
Total assets	$319,457	$57,203	$559,403	$936,063

As of June 30, 2012 and December 31, 2011 corporate total assets were comprised principally of cash and cash equivalents and short-term investments.

Note 6—Debt

Mortgage Payable

We have a mortgage payable, with approximately $2.5 million outstanding as of June 30, 2012. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage as of June 30, 2012 was approximately $2.7 million.

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of June 30, 2012 and December 31, 2011, are as follows (in millions):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Treasury bills	$117.1	$83.8	$—	$200.9
FDIC insured corporate bonds	61.0	—	—	61.0
Government Agency Securities	43.7	106.3	—	150.0
Total	$221.8	$190.1	$—	$411.9

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Treasury bills	$70.2	$20.0	$—	$90.2
FDIC insured corporate bonds	114.8	—	—	114.8
Government Agency Securities	88.6	81.2	—	169.8
Money market instruments	—	0.2	—	0.2
Total	$273.6	$101.4	$—	$375.0

Government agency securities and treasury bills that are classified as cash equivalents are carried at cost, which approximates market value. Accordingly, no gains or losses (realized/unrealized) have been incurred for cash equivalents. All investments classified as available-for-sale contain quoted prices in active markets.

The major categories of assets and liabilities measured on a nonrecurring basis, at fair value, as of June 30, 2012 and December 31, 2011, are as follows (in millions):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Property,plant and equipment, net	$—	$—	$97.1	$97.1
Goodwill	—	—	55.8	55.8
Intangible assets, net	—	—	23.5	23.5
Total	$—	$—	$176.4	$176.4

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Property,plant and equipment, net	$—	$—	$86.1	$86.1
Goodwill	—	—	55.8	55.8
Intangible assets, net	—	—	25.9	25.9
Total	$—	$—	$167.8	$167.8

Note 8 — Business Combination

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

Highlights of the Second Quarter of 2012

•                  Revenue was $136.5 million, a 48% decrease from the second quarter of 2011.

•                  Bookings were $102.5 million, a 67% decrease from the second quarter of 2011.

•                  Net income from continuing operations was $11.0 million, or $0.28 per share, compared to $56.3 million, or $1.31 per share, in the second quarter of 2011.

•                  Gross margins were 44.9%, compared to 51.1% in the second quarter of 2011.

Third Quarter and Second Half 2012 Outlook

Veeco’s third quarter 2012 revenue is currently forecasted to be between $120 million and $140 million. Earnings per share are currently forecasted to be between $0.12 to $0.29 on a GAAP basis. At the midpoint of the year, we are tightening our 2012 revenue guidance to between $520 and $560 million.

While MOCVD bookings have stabilized, we have not yet seen a clear inflection in customer buying patterns.  LED customers remain cautious about capacity investment plans and it remains unclear when the MOCVD market will recover. Some positive signs are emerging, including increasing tool utilization rates in Korea, Taiwan and China, and continuing customer quoting activity.  Veeco’s Data Storage and MBE businesses also do not appear to be immune to the macro-economic sluggishness, with orders falling sequentially from the first quarter of 2012 to the second quarter.

Assuming macro-economic conditions do not worsen, we currently anticipate a gradual order recovery in the second half of 2012. Veeco is focused on keeping our infrastructure lean and discretionary costs low, while at the same time developing next-generation technology solutions to drive future growth.

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

Results of Operations:

Three Months Ended June 30, 2012 and 2011

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

The following table shows our Condensed Consolidated Statements of Income, percentages of sales, and comparisons between the three months ended June 30, 2012 and 2011 (dollars in thousands):

					Dollar and
	Three months ended				Percentage
	June 30,				Change
	2012		2011		Period to Period
Net sales	$136,547	100.0%	$264,815	100.0%	$(128,268)	(48.4)%
Cost of sales	75,293	55.1	129,466	48.9	(54,173)	(41.8)
Gross profit	61,254	44.9	135,349	51.1	(74,095)	(54.7)
Operating expenses (income):
Selling, general and administrative	20,893	15.3	27,461	10.4	(6,568)	(23.9)
Research and development	23,910	17.5	23,652	8.9	258	1.1
Amortization	1,185	0.9	1,334	0.5	(149)	(11.2)
Other, net	146	0.1	(68)	(0.0)	214	*
Total operating expenses	46,134	33.8	52,379	19.8	(6,245)	(11.9)
Operating income	15,120	11.1	82,970	31.3	(67,850)	(81.8)
Interest (income) expense, net	(329)	(0.2)	86	0.0	(415)	*
Loss on extinguishment of debt	—	—	3,045	1.1	(3,045)	(100.0)
Income from continuing operations before income taxes	15,449	11.3	79,839	30.1	(64,390)	(80.6)
Income tax provision	4,438	3.3	23,521	8.9	(19,083)	(81.1)
Income from continuing operations	11,011	8.1	56,318	21.3	(45,307)	(80.4)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,219	0.9	(59,698)	(22.5)	60,917	*
Income tax provision (benefit)	412	0.3	(22,586)	(8.5)	22,998	*
Income (loss) from discontinued operations	807	0.6	(37,112)	(14.0)	37,919	*

Net income	$11,818	8.7%	$19,206	7.3%	$(7,388)	(38.5)%

* Not Meaningful

Net Sales and Bookings

Net sales of $136.5 million for the three months ended June 30, 2012 were down 48.4% compared to the prior year period. The following is an analysis of net sales by segment and by region (dollars in thousands):

	Net Sales
	Three months ended		Dollar and
	June 30,		Percentage Change
	2012	2011	Period to Period
Segment Analysis
LED & Solar	$86,778	$219,135	$(132,357)	(60.4)%
Data Storage	49,769	45,680	4,089	9.0
Total	$136,547	$264,815	$(128,268)	(48.4)%
Regional Analysis
Americas	$23,815	$32,391	$(8,576)	(26.5)%
Europe, Middle East and Africa (“EMEA”)	12,573	20,955	(8,382)	(40.0)
Asia Pacific (“APAC”)	100,159	211,469	(111,310)	(52.6)
Total	$136,547	$264,815	$(128,268)	(48.4)%

By segment, LED & Solar sales decreased 60.4% in 2012 primarily due to a 64.3% decrease in MOCVD reactor shipments from the prior year period as a result of industry overcapacity following over two years of strong customer investments. Data Storage sales increased 9.0%, primarily as a result of an increase in shipments to data storage customers to replace equipment destroyed by flooding in customer facilities in Thailand. LED & Solar sales represented 63.6% of total sales for the three months ended June 30, 2012, down from 82.8% in the prior year. Data Storage sales accounted for 36.4% of net sales, up from 17.2% in the prior year period. By region, net sales decreased by 52.6% in Asia Pacific, primarily due to a significant decrease in MOCVD sales in China. Net sales in the Americas and EMEA also decreased 26.5% and 40.0%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Bookings decreased 67.0% compared to the prior year period, primarily attributable to a 71.7% decrease in LED & Solar bookings that was principally driven by a decline in MOCVD bookings from the prior year period due to industry overcapacity. After hitting a peak in second quarter of 2011, Veeco’s bookings slowed dramatically in the second half of 2011 which continued throughout the first half of 2012. Data Storage bookings decreased 32.8% as customer consolidation activity continued to temporarily stall capacity investments.

Our book-to-bill ratio for the three months ended June 30, 2012, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was 0.75 to 1. Our backlog as of June 30, 2012 was $240.8 million, compared to $332.9 million as of December 31, 2011. During the three months ended June 30, 2012, we recorded backlog adjustments of approximately $30.4 million related to orders that no longer met our booking criteria. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of June 30, 2012, we had customer deposits and advanced billings of $52.0 million.

Gross Profit

Gross profit, as a percentage of net sales, for the three months ended June 30, 2012, was 44.9%, compared to 51.1% in the prior year period. LED & Solar gross margins decreased to 42.7% from 51.2% primarily resulting from decreased sales volume, lower average selling price and unfavorable product mix, partially offset by product cost reductions. In this weak business environment, we anticipate continued average selling price pressure in our MOCVD business. Data Storage gross margins decreased to 48.6% from 50.5%, driven primarily by an unfavorable product mix.

Operating Expenses

Selling, general and administrative expenses decreased by $6.6 million or 23.9%, from the prior year period primarily as a result of cost controls put in place in response to declining sales. Selling, general and administrative expenses were 15.3% of net sales, compared with 10.4% of net sales in the prior year period.

Research and development expense increased $0.3 million or 1.1% from the prior year period, as the company continues its focus on product development in areas of high-growth for future end market opportunities in our LED & Solar segment. As a percentage of net sales, research and development expense increased to 17.5% from 8.9% in the prior year period.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended June 30, 2012, the Company had an effective tax rate of 28.7% and recorded a provision for income taxes of $4.4 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates and an income tax benefit related to the manufacturer’s deduction under IRC Section 199. The reduction in the effective tax rate in 2012 compared to 2011 was due to a higher portion of earnings being generated in foreign jurisdictions. A further reduction in the effective tax rate in 2012 compared to 2011 may result from the potential extension of the federal research and development tax credit which expired December 31, 2011.

For the three months ended June 30, 2011, the Company had an effective tax rate of 29.5% and recorded a provision for income taxes of $23.5 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, the generation of research and development tax credits and an income tax benefit related to the manufacturer’s deduction under IRC Section 199.

Discontinued Operations

Discontinued operations represent the results of the operations of our disposed CIGS solar systems business which was discontinued on September 27, 2011 as well as our Metrology business, which was disposed of in 2010. The three months ended June 30, 2012, included a $1.4 million gain on the sale of the assets of discontinued segment held for sale. The three months ended June 30, 2011, included the results of operations of our discontinued CIGS solar systems business.

Six Months Ended June 30, 2012 and 2011

The following table shows our Condensed Consolidated Statements of Income, percentages of sales, and comparisons between the six months ended June 30, 2012 and 2011 (dollars in thousands):

					Dollar and
	Six months ended				Percentage
	June 30,				Change
	2012		2011		Period to Period
Net sales	$276,456	100.0%	$519,491	100.0%	$(243,035)	(46.8)%
Cost of sales	149,934	54.2	253,179	48.7	(103,245)	(40.8)
Gross profit	126,522	45.8	266,312	51.3	(139,790)	(52.5)
Operating expenses (income):
Selling, general and administrative	40,666	14.7	50,397	9.7	(9,731)	(19.3)
Research and development	47,216	17.1	43,523	8.4	3,693	8.5
Amortization	2,400	0.9	2,242	0.4	158	7.0
Restructuring	63	0.0	—	—	63	*
Other, net	111	0.0	(28)	(0.0)	139	*
Total operating expenses	90,456	32.7	96,134	18.5	(5,678)	(5.9)
Operating income	36,066	13.0	170,178	32.8	(134,112)	(78.8)
Interest expense, net	(532)	(0.2)	1,385	0.3	(1,917)	*
Loss on extinguishment of debt	—	—	3,349	0.6	(3,349)	(100.0)
Income from continuing operations before income taxes	36,598	13.2	165,444	31.8	(128,846)	(77.9)
Income tax provision	9,125	3.3	51,147	9.8	(42,022)	(82.2)
Income from continuing operations	27,473	9.9	114,297	22.0	(86,824)	(76.0)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,138	0.4	(67,735)	(13.0)	68,873	*
Income tax provision (benefit)	381	0.1	(25,286)	(4.9)	25,667	*
Income (loss) from discontinued operations	757	0.3	(42,449)	(8.2)	43,206	*

Net income	$28,230	10.2%	$71,848	13.8%	$(43,618)	(60.7)%

* Not Meaningful

Net Sales and Bookings

Net sales of $276.5 million for the six months ended June 30, 2012 were down 46.8% compared to the prior year period. The following is an analysis of net sales by segment and by region (dollars in thousands):

	Net Sales
	Six months ended		Dollar and
	June 30,		Percentage Change
	2012	2011	Period to Period
Segment Analysis
LED & Solar	$182,352	$433,833	$(251,481)	(58.0)%
Data Storage	94,104	85,658	8,446	9.9

Total	$276,456	$519,491	$(243,035)	(46.8)%
Regional Analysis

Americas	$44,031	$61,645	$(17,614)	(28.6)%
EMEA	17,804	36,404	(18,600)	(51.1)
APAC	214,621	421,442	(206,821)	(49.1)
Total	$276,456	$519,491	$(243,035)	(46.8)%

By segment, LED & Solar sales decreased 58.0% in 2012 primarily due to a 64.7% decrease in MOCVD reactor shipments from the prior year period as a result of industry overcapacity following over two years of strong customer investments. Data Storage sales increased 9.9%, primarily as a result of an increase in shipments to data storage customers to replace equipment destroyed by flooding in customer facilities in Thailand. LED & Solar sales represented 66.0% of total sales for the six months ended June 30, 2012, down from 83.5% in the prior year. Data Storage sales accounted for 34.0% of net sales, up from 16.5% in the prior year period. By region, net sales decreased by 49.1% in Asia Pacific, primarily due to the decrease in MOCVD sales in China. Net sales in the Americas and EMEA also decreased 28.6% and 51.1%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Bookings decreased 60.1% compared to the prior year period, primarily attributable to a 65.7% decrease in LED & Solar bookings that was principally driven by a decline in MOCVD bookings from the prior year period due to industry overcapacity. After hitting a peak in second quarter of 2011, Veeco’s bookings slowed dramatically in the second half of 2011 which continued throughout the first half of 2012. Data Storage bookings decreased 23.0% as customer consolidation activity continued to temporarily stall capacity investments.

Our book-to-bill ratio for the six months ended June 30, 2012, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was 0.78 to 1. Our backlog as of June 30, 2012 was $240.8 million, compared to $332.9 million as of December 31, 2011. During the six months ended June 30, 2012, we recorded backlog adjustments of approximately $31.5 million, related to orders that no longer met our booking criteria. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of June 30, 2012, we had customer deposits and advanced billings of $52.0 million.

Gross Profit

Gross profit, as a percentage of net sales, for the six months ended June 30, 2012, was 45.8%, compared to 51.3% in the prior year period. LED & Solar gross margins decreased to 45.1% from 51.1% primarily resulting from a significant decrease in sales volume, lower average selling price and unfavorable product mix, partially offset by product cost reductions. In this weak business environment, we anticipate continued average selling price pressure in our MOCVD business. Data Storage gross margins decreased to 47.0% from 52.0%, driven primarily by an unfavorable product mix.

Operating Expenses

Selling, general and administrative expenses decreased by $9.7 million or 19.3%, from the prior year period primarily as a result of cost controls put in place in response to declining sales. Selling, general and administrative expenses were 14.7% of net sales, compared with 9.7% of net sales in the prior year period.

Research and development expense increased $3.7 million or 8.5% from the prior year period, as the company continues its focus on product development in areas of high-growth for future end market opportunities in our LED & Solar segment. As a percentage of net sales, research and development expense increased to 17.1% from 8.4% in the prior year period.

Income Taxes

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the six months ended June 30, 2012, the Company had an effective tax rate of 24.9% and recorded a provision for income taxes of $9.1 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates and an income tax benefit related to the manufacturer’s deduction under IRC Section 199. The reduction in the effective tax rate in 2012 compared to 2011 was due to a higher portion of earnings being generated in foreign jurisdictions.

For the six months ended June 30, 2011, the Company had an effective tax rate of 30.9% and recorded a provision for income taxes of $51.1 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, the generation of research and development tax credits and an income tax benefit related to the manufacturer’s deduction under IRC Section 199.

Discontinued Operations

Discontinued operations represent the results of the operations of our disposed CIGS solar systems business which was discontinued on September 27, 2011 as well as our Metrology business, which was disposed of in 2010. The six months ended June 30, 2012, included a $1.4 million gain on the sale of the assets of discontinued segment held for sale. The six months ended June 30, 2011, included the results of operations of our discontinued CIGS solar systems business.

Liquidity and Capital Resources

Historically, our principal capital requirements have included the funding of acquisitions, capital expenditures and repayment of debt. We traditionally have generated cash from operations and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand for our products and services. A summary of the cash flow activity for the six months ended June 30, 2012 and 2011, respectively, is as follows (in thousands):

	Six months ended June 30,
	2012	2011
Net income	$28,230	$71,848
Net cash provided by operating activities	$60,551	$75,312
Net cash provided by (used in) investing activities	37,401	(24,755)
Net cash provided by (used in) financing activities	1,688	(99,750)
Effect of exchange rate changes on cash and cash equivalents	(515)	1,729
Net increase (decrease) in cash and cash equivalents	99,125	(47,464)
Cash and cash equivalents at beginning of period	217,922	245,132
Cash and cash equivalents at end of period	$317,047	$197,668

Cash provided by operations for the six months ended June 30, 2012 was $60.6 million compared to $75.3 million during the six months ended June 30, 2011. The $60.6 million cash provided by operations in the current quarter included $13.3 million in adjustments to the $28.2 million of net income for non-cash items. Net cash provided by operations was favorably impacted by a net $19.0 million of changes in operating assets and liabilities, which included a $22.9 million decrease in inventory, an $8.9 million decrease in prepaid expenses and other current assets, a $5.4 million decrease in other assets and a $3.3 million decrease in supplier deposits, partially offset by a $12.5 million decrease in accrued expenses, a $7.8 million decrease in accounts payable and a $1.2 million decrease in income taxes payable. The $75.3 million cash provided by operations in 2011 included $69.3 million in adjustments to the $71.8 million of net income for non-cash items. Net cash provided by operations was unfavorably impacted by a net $65.8 million change in operating assets and liabilities.

Cash provided by investing activities of $37.4 million during the six months ended June 30, 2012, consisted primarily of $99.5 million in proceeds from sales of short-term investments and $3.8 million of proceeds from sale of assets from discontinued segment, partially offset by $49.0 million of purchases of short-term investments, $16.6 million of capital expenditures and $0.3 million in transfers to restricted cash. Cash used in investing activities of $24.8 million for the six months ended June 30, 2011, consisted primarily of $361.1 million of purchases of short-term investments, $31.3 million of capital expenditures and $28.3 million of payments for net assets of businesses acquired, partially offset by proceeds of $374.2 million from the sale of short-term investments and $21.7 million of transfers from restricted cash.

Cash provided by financing activities of $1.7 million during the six months ended June 30, 2012, consisted primarily of $2.1 million of proceeds from stock option exercises and $1.0 million excess tax benefits from stock option exercises, partially offset by $1.3 million of restricted stock tax withholdings and $0.1 million of repayment of long-term debt. Cash used in financing activities of $99.8 million for the six months ended June 30, 2011, consisted of $105.7 million of repayments of long-term debt, $7.8 million of purchases of treasury stock and $2.7 million of restricted stock tax withholdings, partially offset by $9.1 million of cash proceeds from stock option exercises and $7.3 million excess tax benefits from stock options exercises.

As of June 30, 2012, restricted cash consists of $0.9 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

On July 2, 2012, we made an additional $10.3 million investment in a rapidly developing organic light emitting diode (OLED) equipment company, which resulted in a 12.0% ownership of the company.

We believe that existing cash balances together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table, except for purchase commitments, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10-K. The purchase commitments outstanding at June 30, 2012 were $87.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our net sales to foreign customers represented approximately 82.6% and 84.1% of our total net sales for the three and six months ended June 30, 2012, respectively, and 87.8% and 88.1% for the comparable 2011 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 1.5% and 2.1% of our total net sales for the three and six months ended June 30, 2012  respectively, and 1.0% and 1.4% for the comparable 2011 periods.

The aggregate foreign currency exchange loss included in determining the condensed consolidated results of operations was approximately $0.3 million during the three and six months ended June 30, 2012 and $0.1 million and $0.4 million during the three and six months ended June 30, 2011, respectively. Included in the aggregate foreign currency exchange losses were losses (gains) related to forward contracts of $0.2 million and $0.1 million during the three and six months ended June 30, 2012, respectively and ($0.3) million and ($0.8) million during the three and six months ended June 30, 2011. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The change in currency exchange rates that have the largest impact on translating our international operating profit (loss) is the Japanese Yen. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three and six months ended June 30, 2012 was approximately $1.3 million and $2.5 million, respectively.

As of June 30, 2012 and December 31, 2011, there were no gains or losses related to forward contracts included in prepaid expenses and other current assets or accrued expenses and other current liabilities.  Monthly forward contracts with a notional amount of $0.6 million, entered into in June 2012 for October 2012, will be settled in October 2012. The fair value of the contracts at inception was zero, which did not significantly change at June 30, 2012.

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

Assuming second quarter 2012 investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense. We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $221.8 million as of June 30, 2012. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio as of June 30, 2012, an immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the portfolio of approximately $1.4 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in our condensed consolidated statement of income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, statements of income or cash flows.

Item 1A.  Risk Factors.

Information regarding risk factors appears in the “Safe Harbor Statement” at the beginning of this Quarterly Report on Form 10-Q, in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II — Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 6. Exhibits.

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Third Amendment effective April 27, 2012 to Employment Agreement between Veeco and John R. Peeler.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Exhibit 10.2.
10.2	Form of 2010 Stock Incentive Plan Stock Option Agreement (2012 rev.)	*
10.3	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (2012 rev.)	*
10.4	Form of 2010 Stock Incentive Plan Restricted Stock Unit Agreement (2012 rev.)	*
10.5	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (Non-Employee Director) (2011 rev.)	*
10.6	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (Performance Based) (2012 rev.)	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*                      Filed herewith

**               Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 27, 2012

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chairman and Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Third Amendment effective April 27, 2012 to Employment Agreement between Veeco and John R. Peeler.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Exhibit 10.2.
10.2	Form of 2010 Stock Incentive Plan Stock Option Agreement (2012 rev.)	*
10.3	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (2012 rev.)	*
10.4	Form of 2010 Stock Incentive Plan Restricted Stock Unit Agreement (2012 rev.)	*
10.5	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (Non-Employee Director) (2011 rev.)	*
10.6	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (Performance Based) (2012 rev.)	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*                      Filed herewith

**               Filed herewith electronically