Form 10-Q
period 2012-09-30
VEECO INSTRUMENTS INC
filed 2013-11-04
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Website: www.veeco.com

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

39,246,279  shares of common stock were outstanding as of the close of business on October 24, 2013.

Safe Harbor Statement

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Part I. Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” “will” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

·                  Our operating results have been, and may continue to be, adversely affected by unfavorable market conditions;

·                  Market adoption of light emitting diode (“LED”) technology for general lighting could be slower than anticipated;

·                  Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to adapt to fluctuating order volumes;

·                  The further reduction or elimination of foreign government subsidies and economic incentives may adversely affect the future order rate for our metal organic chemical vapor deposition (“MOCVD”) equipment;

·                  Our operating results have been, and may continue to be, adversely affected by tightening credit markets;

·                  Our backlog is subject to customer cancellation or modification and such cancellation could result in decreased sales and increased provisions for excess and obsolete inventory and/or liabilities to our suppliers for products no longer needed;

·                  The failure to estimate customer demand accurately could result in excess or obsolete inventory and/or liabilities to our suppliers for products no longer needed, while manufacturing interruptions or delays could affect our ability to meet customer demand;

·                  The cyclicality of the industries we serve directly affects our business;

·                  We rely on a limited number of suppliers, some of whom are our sole source for particular components;

·                  Our sales to LED and data storage manufacturers are highly dependent on these manufacturers’ sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations;

·                  We are exposed to the risks of operating a global business, including the need to obtain export licenses for certain of our shipments and political risks in the countries we operate;

·                  The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

·                  We operate in industries characterized by rapid technological change;

·                  We face significant competition;

·                  We depend on a limited number of customers, located primarily in a limited number of regions, that operate in highly concentrated industries;

·                  Our sales cycle is long and unpredictable;

·                  Our inability to attract, retain, and motivate key employees could have a material adverse effect on our business;

·                  The price of our common shares may be volatile and could decline significantly;

·                  We are subject to foreign currency exchange risks;

·                  The enforcement and protection of our intellectual property rights may be expensive and could divert our limited resources;

·                  We may be subject to claims of intellectual property infringement by others;

·                  Our acquisition strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses;

·                  We may be required to take additional impairment charges for goodwill and indefinite-lived intangible assets or definite-lived intangible and long-lived assets;

·                  Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results;

·                  We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act and any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price;

·                  We are subject to risks of non-compliance with environmental, health and safety regulations;

·                  We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster or other significant disruption;

·                  We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

·                  Our material weaknesses in our internal control which have impeded, and may continue to impede, our ability to file timely and accurate periodic reports may cause us to incur significant additional costs and may continue to affect our stock price;

·                  We may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that we violated these or similar laws could have a material adverse effect on our business;

·                  If we are subject to cyber-attacks we could incur substantial costs and, if such attacks are successful, could result in significant liabilities, reputational harm and disruption of our operations;

·                  New regulations related to conflict minerals will force us to incur additional expenses, may make our supply chain more complex, and may result in damage to our relationships with customers; and

·                  The matters set forth in this Report generally, including the risk factors set forth in “Part II. Item 1A. Risk Factors.”

Consequently, such forward-looking statements should be regarded solely as the current plans, estimates and beliefs of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise). The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Explanatory Note

This is our first periodic report since June 30, 2012. Due to the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (“SEC”) and the changes that have occurred in our business and industry in the interim, the information relating to our business and related matters is focused on our more recent periods and also includes certain information for periods after September 30, 2012. We intend to file our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q for each of the quarters ended March 31, 2013 and June 30, 2013 as soon as it is practical.

During 2012, the Company commenced an internal investigation in response to information it received concerning certain issues, including contract documentation issues, related to a limited number of customer transactions in South Korea.  During the review of information in connection with the internal investigation, questions were raised that prompted the Company to conduct a comprehensive and extensive review of its revenue recognition accounting for certain multiple element arrangements.  The Company retained experienced counsel, assisted by an experienced outside accounting consulting firm, to oversee the accounting review undertaken by the Company.  The Company completed that review in October 2013.

The delay in filing our periodic reports began with an announcement, on November 15, 2012, regarding our accounting review of our application of accounting principles related to the Company’s sales of multiple element arrangements of MOCVD systems in certain transactions originating in 2009 and 2010.  We conducted examinations of our MOCVD transactions to determine whether the revenue and related expenses were recognized in the appropriate accounting period.  Subsequently, we expanded our accounting review to other relevant transactions of similar multiple element arrangements arising since 2009.  In the course of our accounting review, we have examined more than 100 multiple element arrangements.

The primary focus of the Company’s accounting review concerned whether the Company correctly interpreted and applied generally accepted accounting principles in the United States (“U.S. GAAP”) relating to revenue recognition for multiple element arrangements as set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 104: Revenue Recognition, and ASC 605-25 - Revenue Recognition:  Multiple Element Arrangements (formerly known as EITF 00-21 and EITF 08-01), to certain sales of Veeco products.

We often enter into large orders with our customers consisting of several elements.  For accounting purposes, these are called multiple element arrangements, and can include systems, upgrades, spare parts, service, as well as certain other items.  Our accounting review examined the selected sales transactions to determine whether the Company appropriately: (1) identified all of the elements in its arrangements with customers; (2) determined the proper units of accounting as part of the arrangements; and (3) allocated the arrangements’ consideration to each of the units of accounting under the applicable accounting standards. As a result of our accounting review we identified errors in the consolidated financial statements related to prior periods. The errors were primarily attributable to the misapplication of U.S. GAAP for recognizing revenue and related costs under multiple element arrangements and accounting for warranties. We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that these errors were not material, individually or in the aggregate, to our consolidated financial statements in this or any other prior periods.  During the course of our review, we identified net cumulative errors which overstated cumulative net income from continuing operations through December 31, 2011 by $0.6 million and net cumulative errors that understated net income from continuing operations  in the six month period ended June 30, 2012 by $1.1 million. As a result, in the third quarter of 2012, we recorded adjustments to correct all prior periods resulting in an increase in revenues of $5.4 million and an increase in income from continuing operations of $0.5 million.

While performing the foregoing accounting review, our Chief Executive Officer and the Chief Financial Officer supervised and participated in conducting an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management identified material weaknesses in the Company’s internal control over financial reporting and therefore management concluded that we did not maintain effective internal control over financial reporting through the date of this report based on the criteria established by COSO.

Notwithstanding the material weaknesses discussed in “Part I. Item 4. Controls and Procedures” in this report and based upon our accounting review performed during the delayed filing periods, our management has concluded that our condensed  consolidated financial statements included in this report on Form 10-Q have been prepared in accordance with U.S. GAAP for interim financial information.

Available Information

We file annual, quarterly and current reports, information statements and other information with the SEC. The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.  For quarterly and annual reports, only those reports that were required to be filed through September 30, 2012 are available as of the date of this Report.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors — Financial Information — SEC Filings, through which investors can access our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports. These filings are posted to our website as soon as reasonably practicable after we electronically file such material with the SEC. For quarterly and annual reports, only those reports that were required to be filed through September 30, 2012 are available as of the date of this Report.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$132,715	$267,959	$409,171	$787,450
Cost of sales	82,831	143,025	232,765	396,204
Gross profit	49,884	124,934	176,406	391,246
Operating expenses (income):
Selling, general and administrative	13,892	23,569	54,558	73,966
Research and development	25,775	26,404	72,991	69,927
Amortization	1,477	1,277	3,877	3,519
Restructuring	2,014	—	2,077	—
Other, net	(737)	(199)	(626)	(228)
Total operating expenses	42,421	51,051	132,877	147,184
Operating income	7,463	73,883	43,529	244,062
Interest income (expense), net	176	244	708	(1,142)
Loss on extinguishment of debt	—	—	—	(3,349)
Income from continuing operations before income taxes	7,639	74,127	44,237	239,571
Income tax (benefit) provision	(59)	21,510	9,066	72,657
Income from continuing operations	7,698	52,617	35,171	166,914

Discontinued operations:
Income (loss) from discontinued operations before income taxes	5,396	(23,839)	6,534	(91,574)
Income tax provision (benefit)	1,341	(7,085)	1,722	(32,371)
Income (loss) from discontinued operations	4,055	(16,754)	4,812	(59,203)
Net income	$11,753	$35,863	$39,983	$107,711

Income (loss) per common share:
Basic:
Continuing operations	$0.20	$1.34	$0.92	$4.16
Discontinued operations	0.10	(0.43)	0.12	(1.48)
Income	$0.30	$0.91	$1.04	$2.68
Diluted :
Continuing operations	$0.20	$1.31	$0.90	$3.98
Discontinued operations	0.10	(0.41)	0.13	(1.41)
Income	$0.30	$0.90	$1.03	$2.57

Weighted average shares outstanding:
Basic	38,577	39,335	38,402	40,132
Diluted	39,169	40,069	39,006	41,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$11,753	$35,863	$39,983	$107,711
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities	108	8	(76)	357
Less: Reclassification adjustments for gains included in net income	(11)	(135)	(20)	(264)
Net unrealized gain (loss) on available-for-sale securities	97	(127)	(96)	93
Foreign currency translation	246	70	1	1,227
Comprehensive income	$12,096	$35,806	$39,888	$109,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$387,048	$217,922
Short-term investments	185,692	273,591
Restricted cash	852	577
Accounts receivable, net	60,320	95,038
Inventories	74,360	113,434
Prepaid expenses and other current assets	40,964	40,756
Assets of discontinued segment held for sale	—	2,341
Deferred income taxes	8,974	10,885
Total current assets	758,210	754,544
Property, plant and equipment at cost, net	99,058	86,067
Goodwill	55,828	55,828
Intangible assets, net	22,006	25,882
Other assets	19,453	13,742
Total assets	$954,555	$936,063
Liabilities and equity
Current liabilities:
Accounts payable	$35,429	$40,398
Accrued expenses and other current liabilities	87,318	106,626
Deferred revenue	5,716	11,305
Income taxes payable	1,096	3,532
Liabilities of discontinued segment held for sale	—	5,359
Current portion of long-term debt	263	248
Total current liabilities	129,822	167,468

Deferred income taxes	5,023	5,029
Long-term debt	2,207	2,406
Other liabilities	303	640
Total liabilities	137,355	175,543
Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 39,334,469 shares issued and outstanding in 2012; and 44,047,264 and 38,768,436 shares issued and outstanding in 2011	393	435
Additional paid-in-capital	705,134	688,353
Retained earnings	105,178	265,317
Accumulated other comprehensive income	6,495	6,590
Less: treasury stock, at cost; 5,278,828 shares in 2011	—	(200,175)
Total equity	817,200	760,520
Total liabilities and equity	$954,555	$936,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$39,983	$107,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,181	9,291
Amortization of debt discount	—	1,260
Non-cash equity-based compensation	10,629	9,472
Loss on extinguishment of debt	—	3,349
Deferred income taxes	278	6,800
Gain on disposal of segment	(4,112)	—
Excess tax benefits from stock option exercises	(2,211)	(8,601)
Other, net	10	—
Non-cash items from discontinued operations	(904)	44,381
Changes in operating assets and liabilities:
Accounts receivable	34,486	36,222
Transfers to restricted cash	(275)	—
Inventories	40,271	(32,639)
Prepaid expenses and other current assets	(219)	(32,645)
Accounts payable	(2,811)	12,494
Accrued expenses, deferred revenue and other current liabilities	(24,897)	(49,685)
Income taxes payable	(224)	(43,023)
Other, net	5,582	(4,292)
Discontinued operations	(1,932)	—
Net cash provided by operating activities	105,835	60,095
Cash Flows from Investing Activities
Capital expenditures	(22,706)	(47,516)
Payments for net assets of businesses acquired	—	(28,273)
Payment for purchase of cost method investment	(10,341)	—
Transfers from restricted cash	—	53,216
Proceeds from sales of short-term investments	176,303	667,216
Payments for purchases of short-term investments	(89,848)	(486,639)
Other	58	110
Proceeds from sale of assets from discontinued segment	3,758	—
Net cash provided by investing activities	57,224	158,114
Cash Flows from Financing Activities
Proceeds from stock option exercises	5,370	9,975
Restricted stock tax withholdings	(1,418)	(2,919)
Excess tax benefits from stock option exercises	2,211	8,601
Purchases of treasury stock	—	(162,077)
Repayments of long-term debt	(184)	(105,745)
Net cash provided by (used in) financing activities	5,979	(252,165)
Effect of exchange rate changes on cash and cash equivalents	88	2,060
Net increase (decrease) in cash and cash equivalents	169,126	(31,896)
Cash and cash equivalents at beginning of period	217,922	245,132
Cash and cash equivalents at end of period	$387,048	$213,236

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Transfers from property, plant and equipment to inventory	$1,242	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday of each period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2012 interim quarter ends are April 1, July 1 and September 30. The 2011 interim quarter ends were April 3, July 3 and October 2. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations.

Accounting Review

During 2012, the Company commenced an internal investigation in response to information it received concerning certain issues, including contract documentation issues, related to a limited number of customer transactions in South Korea.  During the review of information in connection with the internal investigation, questions were raised that prompted the Company to conduct a comprehensive and extensive review of its revenue recognition accounting for certain multiple element arrangements.  The Company retained experienced counsel, assisted by an experienced outside accounting consulting firm, to oversee the accounting review undertaken by the Company.  The Company completed that review in October 2013.

The delay in filing our periodic reports began with an announcement, on November 15, 2012, regarding our accounting review of our application of accounting principles related to the Company’s sales of multiple element arrangements of Metal Organic Chemical Vapor Deposition (“MOCVD”) systems in certain transactions originating in 2009 and 2010.  We conducted examinations of our MOCVD transactions to determine whether the revenue and related expenses were recognized in the appropriate accounting period.  Subsequently, we expanded our accounting review to other relevant transactions of similar multiple element arrangements arising since 2009.  In the course of our accounting review, we have examined more than 100 multiple element arrangements.

The primary focus of the Company’s accounting review concerned whether the Company correctly interpreted and applied generally accepted accounting principles relating to revenue recognition for multiple element arrangements as set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 104: Revenue Recognition, and ASC 605-25 - Revenue Recognition:  Multiple Element Arrangements (formerly known as EITF 00-21 and EITF 08-01), to certain sales of Veeco products.

We often enter into large orders with our customers consisting of several elements.  For accounting purposes, these are called multiple element arrangements, and can include systems, upgrades, spare parts, services, as well as certain other items.  Our accounting review examined the selected sales transactions to determine whether the Company appropriately: (1) identified all of the elements in its arrangements with customers; (2) determined the proper units of accounting as part of the arrangements; and (3) allocated the arrangements’ consideration to each of the units of accounting under the applicable accounting standards.  As a result of our accounting review we identified errors in the consolidated financial statements related to prior periods. The errors were primarily attributable to the misapplication of U.S. GAAP for recognizing revenue and related costs under multiple element arrangements and accounting for warranties. We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that these errors were not material, individually or in the aggregate, to our consolidated financial statements in this or any other prior periods.  During the course of our review, we identified net cumulative errors which overstated cumulative net income from continuing operations through December 31, 2011 by $0.6 million and net cumulative errors that understated net income from continuing operations in the six month period ended June 30, 2012 by $1.1 million. As a result, in the third quarter of 2012, we recorded adjustments to correct all prior periods resulting in an increase in revenues of $5.4 million and an increase in income from continuing operations of $0.5 million.

Notwithstanding the material weaknesses discussed in “Part I. Item 4. Controls and Procedures” and based upon the accounting review discussed above, our management has concluded that our consolidated financial statements are fairly stated in all material respects in accordance with U.S. GAAP for interim financial information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: the best estimate of selling price for our products and services; allowance for doubtful accounts; inventory valuation; recoverability and useful lives of property, plant and equipment and identifiable intangible assets; investment valuations; fair value of derivatives; recoverability of goodwill and long lived assets; recoverability of deferred tax assets; liabilities for product warranty; accruals for contingencies; equity-based payments, including forfeitures and performance based vesting; and liabilities for tax uncertainties. Actual results could differ from those estimates.

Income Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	38,577	39,335	38,402	40,132
Dilutive effect of stock options and restricted stock	592	734	604	983
Dilutive effect of convertible notes	—	—	—	826
Diluted weighted average shares outstanding	39,169	40,069	39,006	41,941

Basic income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Potentially dilutive securities attributable to outstanding stock options and restricted stock of approximately 1.1 million and 1.2 million common equivalent shares during the three and nine months ended September 30, 2012 and approximately 1.2 million and 0.6 million common equivalent shares during the three and nine months ended September 30, 2011 were excluded from the calculation of diluted net income per share because their effect on income per share was anti-dilutive.

During the second quarter of 2011, the entire outstanding principal balance of our convertible debt was converted, with the principal amount paid in cash and the conversion premium paid in shares. The convertible notes met the criteria for determining the effect of the assumed conversion using the treasury stock method of accounting, since we had settled the principal amount of the notes in cash. Using the treasury stock method, it was determined that the impact of the assumed conversion for the nine months ended September 30, 2011, had a dilutive effect of 0.8 million common equivalent shares.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists with a customer; delivery of the specified products has occurred or services have been rendered; prices are contractually fixed or determinable; and collectability is reasonably assured. Revenue is recorded including shipping and handling costs and excluding applicable taxes related to sales. A significant portion of our revenue is derived from contractual arrangements with customers that have multiple elements, such as systems, upgrades, components, spare parts, maintenance and service plans. For sales arrangements that contain multiple elements, we split the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. We also evaluate whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby we assess, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other.    When we have separate units of accounting, we allocate revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.  For the majority of the elements in our arrangements we utilize BESP. The accounting guidance for selling price hierarchy did not include BESP for arrangements entered into prior to January 1, 2011, and as such we recognized revenue for those arrangements as described below.

We consider many facts when evaluating each of our sales arrangements to determine the timing of revenue recognition, including the contractual obligations, the customer’s creditworthiness and the nature of the customer’s post-delivery acceptance provisions.  Our system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures.  For the majority of our arrangements, a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery.  Historically, such source inspection or test data replicates the field acceptance provisions that will be performed at the customer’s site prior to final acceptance of the system.  As such, we objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery and, therefore, we recognize revenue upon delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below.  For new products, new applications of existing products or for products with substantive customer acceptance provisions where we cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

Our system sales arrangements, including certain upgrades, generally do not contain provisions for right of return or forfeiture, refund, or other purchase price concessions.  In the rare instances where such provisions are included, we defer all revenue until such rights expire.  In many cases our products are sold with a billing retention, typically 10% of the sales price (the “retention amount”), which is typically payable by the customer when field acceptance provisions are completed.  The amount of revenue recognized upon delivery of a system or upgrade is limited to the lower of i) the amount that is not contingent upon acceptance provisions or ii) the value allocated to the delivered elements, if such sale is part of a multiple-element arrangement.

For transactions entered into prior to January 1, 2011, under the accounting rules for multiple-element arrangements in place at that time, we deferred the greater of the retention amount or the relative fair value of the undelivered elements based on VSOE.  When we could not establish VSOE or TPE for all undelivered elements of an arrangement, revenue on the entire arrangement was deferred until the earlier of the point when we did have VSOE for all undelivered elements or the delivery of all elements of the arrangement.

Our sales arrangements, including certain upgrades, generally include installation.  The installation process is not deemed essential to the functionality of the equipment since it is not complex; that is, it does not require significant changes to the features or capabilities of the equipment or involve building elaborate interfaces or connections subsequent to factory acceptance.  We have a demonstrated history of consistently completing installations in a timely manner and can reliably estimate the costs of such activities.  Most customers engage us to perform the installation services, although there are other third-party providers with sufficient knowledge who could complete these services.  Based on these factors, we deem the installation of our systems to be inconsequential and perfunctory relative to the system as a whole, and as a result, do not consider such services to be a separate element of the arrangement.  As such, we accrue the cost of the installation at the time of revenue recognition for the system.

In Japan, where our contractual terms with customers generally specify title and risk and rewards of ownership transfer upon customer acceptance, revenue is recognized and the customer is billed upon the receipt of written customer acceptance.

Revenue related to maintenance and service contracts is recognized ratably over the applicable contract term.  Component and spare part revenue are recognized at the time of delivery in accordance with the terms of the applicable sales arrangement.

Note 2 — Discontinued Operations

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

The results of operations for the CIGS solar systems business have been recorded as discontinued operations in the accompanying Condensed Consolidated Statements of Income for all periods presented. During the nine months ended September 30, 2011, total discontinued operations include charges totaling $69.8 million. These charges include an asset impairment charge totaling $6.2 million, a goodwill write-off of $10.8 million, an inventory write-off totaling $27.0 million, charges to settle contracts totaling $22.1 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million. During the three months ended September 30, 2011, total discontinued operations include charges totaling $19.0 million. These charges include a goodwill write-off totaling $10.8 million, a charge to settle contracts totaling $11.0 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million, partially offset by a $6.5 million recovery of cost relating to inventory written-off during the second quarter of 2011.

Metrology

On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker Corporation (“Bruker”) comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology’s operating results are accounted for as discontinued operations in determining the consolidated results of operations. The sale transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds was held in escrow and was restricted from use for one year following the closing date of the transaction to secure certain specified losses in the event of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. The restriction relating to the escrowed proceeds was released on October 6, 2011. As part of the sale we incurred transaction costs, which consisted of investment banking fees and legal fees, totaling $5.2 million. During the fourth quarter of 2010, we recognized a pre-tax gain on disposal of $156.3 million and a pre-tax deferred gain of $5.4 million related to the assets in China.  We recognized into income the pre-tax deferred gain of $5.4 million during the third quarter of 2012 related to the completion of the sale of the assets in China to Bruker.

Discontinued operations for the three and nine months ended September 30, 2012 include the realization of the $5.4 million 2010 deferred gain ($4.1 million net of taxes) relating to the net assets in China, which was finalized during the third quarter. The nine months ended September 30, 2012, also includes a $1.4 million gain ($1.1 million net of taxes) on the sale of assets of this discontinued segment that were previously held for sale and sold during the second quarter.

The following is a summary of the net assets sold as of the closing date on October 7, 2010 (in thousands):

October 7,
2010
Assets
Accounts receivable, net	$21,866
Inventories	26,431
Property, plant and equipment at cost, net	13,408
Goodwill	7,419
Other assets	5,485
Assets of discontinued segment held for sale	$74,609

Liabilities
Accounts payable	$7,616
Accrued expenses and other current liabilities	5,284
Liabilities of discontinued segment held for sale	$12,900

Summary information related to discontinued operations is as follows (in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total
Net sales	$—	$—	$—	$—	$—	$—
Net (loss) income from discontinued operations	$(9)	$4,064	$4,055	$(16,366)	$(388)	$(16,754)

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total
Net sales	$—	$—	$—	$—	$—	$—
Net (loss) income from discontinued operations	$(63)	$4,875	$4,812	$(58,268)	$(935)	$(59,203)

Liabilities of discontinued segment held for sale, totaling $5.4 million, as of December 31, 2011, consisted of the deferred gain related to the net assets of the former Metrology business in China.

Note 3—Equity

Treasury Stock

On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock. During the three months ended September 30, 2011, we purchased 3,994,940 shares for $154.3 million (including transaction costs) under the program at an average cost of $38.63 per share. During the nine months ended September 30, 2011, we purchased 4,160,228 shares for $162.1 million (including transaction costs) under the program at an average cost of $38.96 per share.  These stock repurchases are included as a reduction to Equity in the Condensed Consolidated Balance Sheet as of December 31, 2011. All funds for this repurchase program were exhausted as of August 19, 2011. Repurchases were made from time to time on the open market in accordance with applicable federal securities laws. During the nine months ended September 30, 2012, we cancelled and retired the 5,278,828 shares of treasury stock we purchased under the repurchase program. As a result of this transaction, we recorded a reduction in treasury stock of $200.2 million and a corresponding reduction of $200.1 million and $0.1 million in retained earnings and common stock, respectively.

Note 4—Balance Sheet Information

Short-Term Investments

Available-for-sale securities consist of the following (in thousands):

	September 30, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Treasury bills	$117,872	$54	$—	$117,926
Government Agency Securities	39,559	4	(1)	39,562
FDIC guaranteed corporate debt	28,198	6	—	28,204
Total available-for-sale securities	$185,629	$64	$(1)	$185,692

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Treasury bills	$70,147	$46	$(1)	$70,192
Government agency securities	88,585	62	(6)	88,641
FDIC guaranteed corporate debt	114,640	125	(7)	114,758
Total available-for-sale securities	$273,372	$233	$(14)	$273,591

During the three and nine months ended September 30, 2012, available-for-sale securities were sold for total proceeds of $76.8 million and $176.3 million, respectively. The gross realized gains and losses on these sales were minimal for the three and nine months ended September 30, 2012. During the three months ended September 30, 2012, minimal net unrealized holding gains on available-for-sale securities have been included in accumulated other comprehensive income. During the nine months ended September 30, 2012, net unrealized holding losses on available-for-sale securities of $0.2 million have been included in accumulated other comprehensive income. During the three and nine months ended September 30, 2011, available-for-sale securities were sold for total proceeds of $292.9 million and $667.2 million, respectively. The gross realized gains on these sales were $0.2 million and $0.4 million for the three and nine months ended September 30, 2011, respectively. Net unrealized holding (losses) gains on available-for-sale securities amounting to $(0.1) million and $0.1 million for the three and nine months ended September 30, 2011, respectively, have been included in accumulated other comprehensive income. For purpose of determining gross realized gains and losses for the current and prior year periods, the cost of securities sold is based on specific identification.

The tables below show the fair value of short-term investments that have been in an unrealized loss position for less than 12 months (in thousands):

	September 30, 2012
	Less than 12 months		Total
	Fair value	Gross Unrealized Losses	Fair value	Gross Unrealized Losses
Government agency securities	$18,519	$(1)	$18,519	$(1)
Total	$18,519	$(1)	$18,519	$(1)

	December 31, 2011
	Less than 12 months		Total
	Fair value	Gross Unrealized Losses	Fair value	Gross Unrealized Losses
Government agency securities	$20,497	$(6)	$20,497	$(6)
FDIC guaranteed corporate debt	8,033	(7)	8,033	(7)
Treasury bills	5,024	(1)	5,024	(1)
Total	$33,554	$(14)	$33,554	$(14)

We did not hold any short-term investments that have been in an unrealized loss position for 12 months or longer for the periods noted in the tables above.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary or other-than-temporary and therefore impaired include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery. The Company believes the gross unrealized losses on the Company’s short-term investments as of September 30, 2012 and December 31, 2011 were temporary in nature and therefore did not recognize any impairment. For investments that were in an unrealized loss position, we held the securities through maturity.

Contractual maturities of available-for-sale debt securities at September 30, 2012, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$107,269
Due in 1–2 years	78,423
Total investments in debt securities	$185,692

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of September 30, 2012 and December 31, 2011, restricted cash consisted of $0.9 million and $0.6 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, Net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of September 30, 2012 and December 31, 2011.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2012	2011
Materials	$44,475	$57,169
Work in process	23,780	20,118
Finished goods	6,105	36,147
	$74,360	$113,434

Cost Method Investment

During the three months ended September 30, 2012, we completed an additional investment in a rapidly developing organic light emitting diode (“OLED”) equipment company (the “Investment”). Veeco has invested in this company’s Round D funding extension totaling $10.3 million, resulting in an 15.3% ownership of the preferred shares, and 12.0% ownership of the company. Since we do not exercise significant influence on the Investment, this investment is treated under the cost method in accordance with applicable accounting guidance. The fair value of this investment is not estimated because there are no identified events or changes in circumstances that may indicate an other-than-temporary decline in the fair value of the investment, and we are exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. This investment is recorded in other assets in our Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011. The total recorded investment as of September 30, 2012 and December 31, 2011 is $14.5 million and $4.2 million, respectively.  In 2013, we invested an additional $1.6 million in the Investment.

Accrued Warranty

We estimate the costs that may be incurred under the warranties we provide and record a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect our warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. This accrual is recorded in accrued expense and other current liabilities in our Condensed Consolidated Balance Sheets.  We periodically assess the adequacy of our recognized warranty liability and adjust the amount as necessary.  Changes in our warranty liability during the period are as follows (in thousands):

	September 30,
	2012	2011
Balance as of the beginning of period	$8,731	$8,266
Warranties issued during the period	2,486	5,988
Settlements made during the period	(6,389)	(6,523)
Changes in estimate during the period	1,418	1,259
Balance as of the end of period	$6,246	$8,990

In the current year’s presentation we no longer include certain accrued installation costs in the accrued warranty balance; therefore, in order to conform the balance to current year presentation, we have reclassified $1.047 million and $0.972 million in 2012 and 2011, respectively, of the beginning balance of accrued warranty to accrued installation which, along with accrued warranty, is also a component of accrued expenses and other current liabilities.

Note 5—Segment Information

We have four identified reporting units that we aggregate into two reportable segments: the VIBE and Mechanical reporting units which are reported in our Data Storage segment; and the MOCVD and MBE reporting units are reported in our LED and Solar segment.  We manage the business, review operating results and assess performance, as well as allocate resources, based upon our reporting units that reflect the market focus of each business. The LED & Solar segment consists of metal organic chemical vapor deposition (“MOCVD”) systems, molecular beam epitaxy (“MBE”) systems, thermal deposition sources and other types of deposition systems. These systems are primarily sold to customers in the LED and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, Poughkeepsie, New York, and St. Paul, Minnesota. During 2011 we discontinued our CIGS solar systems business, located in Tewksbury, Massachusetts and Clifton Park, New York. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry. This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Camarillo, California.

We evaluate the performance of our reportable segments based on income (loss) from continuing operations before interest, income taxes, amortization and certain items (in the aggregate “segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment profit (loss) reports baseline performance and thus provides useful information. Certain items include restructuring charges, equity-based compensation expense and loss on extinguishment of debt. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2012 and 2011, respectively, and goodwill and total assets as of September 30, 2012 and December 31, 2011 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Three months ended September 30, 2012
Net sales	$98,905	$33,810	$—	$132,715
Segment profit	$9,461	$4,278	$480	$14,219
Interest, net	—	—	176	176
Amortization	(1,154)	(323)	—	(1,477)
Equity-based compensation	(1,914)	(763)	(588)	(3,265)
Restructuring	(660)	(1,296)	(58)	(2,014)
Income (loss) from continuing operations before income taxes	$5,733	$1,896	$10	$7,639
Three months ended September 30, 2011
Net sales	$233,864	$34,095	$—	$267,959
Segment profit (loss)	$72,819	$7,877	$(2,581)	$78,115
Interest, net	—	—	244	244
Amortization	(924)	(353)	—	(1,277)
Equity-based compensation	(996)	(339)	(1,620)	(2,955)
Income (loss) from continuing operations before income taxes	$70,899	$7,185	$(3,957)	$74,127

	LED &	Data	Unallocated
	Solar	Storage	Corporate	Total
Nine months ended September 30, 2012
Net sales	$281,257	$127,914	$—	$409,171
Segment profit (loss)	$36,534	$25,367	$(2,009)	$59,892
Interest, net	—	—	708	708
Amortization	(2,878)	(999)	—	(3,877)
Equity-based compensation	(4,016)	(1,614)	(4,779)	(10,409)
Restructuring	(718)	(1,301)	(58)	(2,077)
Income (loss) from continuing operations before income taxes	$28,922	$21,453	$(6,138)	$44,237
Nine months ended September 30, 2011
Net sales	$667,697	$119,753	$—	$787,450
Segment profit (loss)	$232,848	$33,158	$(8,953)	$257,053
Interest, net	—	—	(1,142)	(1,142)
Amortization	(2,364)	(1,072)	(83)	(3,519)
Equity-based compensation	(2,567)	(999)	(5,906)	(9,472)
Loss on extinguishment of debt	—	—	(3,349)	(3,349)
Income (loss) from continuing operations before income taxes	$227,917	$31,087	$(19,433)	$239,571

	LED &	Data	Unallocated
	Solar	Storage	Corporate	Total
As of September 30, 2012
Goodwill	$55,828	$—	$—	$55,828
Total assets	$280,220	$50,397	$623,938	$954,555

As of December 31, 2011
Goodwill	$55,828	$—	$—	$55,828
Total assets	$319,457	$57,203	$559,403	$936,063

As of September 30, 2012 and December 31, 2011 corporate total assets were comprised principally of cash and cash equivalents and short-term investments.

Note 6—Debt

Mortgage Payable

We have a mortgage payable, with approximately $2.5 million outstanding as of September 30, 2012. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage as of September 30, 2012 was approximately $2.7 million.

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

Note 7—Fair Value Measurements

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy. The levels of fair value hierarchy are as follows:

·                  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

·                  Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

·                  Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of September 30, 2012 and December 31, 2011, are as follows (in millions):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Treasury bills	$246.3	$—	$—	$246.3
Government agency securities	—	117.9	—	117.9
FDIC guaranteed corporate debt	—	28.2	—	28.2
Total	$246.3	$146.1	$—	$392.4

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Treasury bills	$90.2	$—	$—	$90.2
FDIC guaranteed corporate debt	—	114.8	—	114.8
Government agency securities	—	169.8	—	169.8
Money market instruments	—	0.2	—	0.2
Total	$90.2	$284.8	$—	$375.0

The classification in the fair value table as of December 31, 2011 has been revised to conform to current period classifications due to an immaterial error related to previously disclosed fair value hierarchy tables.

Consistent with Level 1 measurement principles, Treasury bills are priced using active market prices of identical securities. Consistent with Level 2 measurement principles, Federal Deposit Insurance Corporation (“FDIC”) guaranteed corporate debt and Government agency securities are priced with matrix pricing.

Highly liquid investments with maturities of three months or less when purchased may be classified as cash equivalents. Such items may include liquid money market accounts, treasury bills, government agency securities and corporate debt. The investments that are classified as cash equivalents are carried as cost, which approximates fair value.  Accordingly, no gains or losses (realized/unrealized) have been recorded for cash equivalents.  All investments classified as available-for-sale are recorded at fair value within short-term investments in the Condensed Consolidated Balance Sheets.

In determining the fair value of its investments and levels, the Company uses pricing information from pricing services that value securities based on quoted market prices in active markets and matrix pricing. Matrix pricing is a mathematical valuation technique that does not rely exclusively on quoted prices of specific investments, but on the investment’s relationship to other benchmarked quoted securities. The Company has a challenge process in place for investment valuations to facilitate identification and resolution of potentially erroneous prices. The Company reviews the information provided by the third-party service provider to record the fair value of its portfolio.

All investments valued using quoted prices in active markets to determine fair value are classified as Level 1, while those valued with matrix pricing are classified as Level 2.

Note 8 — Derivative Financial Instruments

We use derivative financial instruments to minimize the impact of foreign exchange rate changes on earnings and cash flows. In the normal course of business, our operations are exposed to fluctuations in foreign exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, we enter into monthly forward contracts. We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts are not expected to subject us to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities. We have not designated these economic hedges as accounting hedges pursuant to the accounting guidance. The forward contracts are marked-to-market through earnings. We conduct our derivative transactions with highly rated financial institutions in an effort to mitigate any material counterparty risk.

The aggregate foreign currency exchange gain included in determining the condensed consolidated results of operations was minimal during the three months ended September 30, 2012, the aggregate foreign currency exchange loss included in determining the condensed consolidated results of operations was approximately $0.3 million during the nine months ended September 30, 2012 and $0.2 million and $0.7 million during the three and nine months ended September 30, 2011, respectively. Included in the aggregate foreign currency exchange gains were minimal losses related to forward contracts during the three months ended September 30, 2012, included in the aggregate foreign currency exchange losses were losses (gains) related to forward contracts of $0.1 million during the nine months ended September 30, 2012, and $0.3 million and ($0.5) million during the three and nine months ended September 30, 2011 respectively. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

As of September 30, 2012 there was a minimal loss related to forward contracts, which is included in accrued expenses and other current liabilities. As of December 31, 2011 there were no outstanding contracts or settlements. As of September 30, 2012, the monthly forward contracts outstanding with a notional amount of $3.7 million settled in October 2012.

The weighted average notional amount of derivative contracts outstanding during the three and nine months ended September 30, 2012 was approximately $2.2 million and $2.4 million, respectively.

Note 9 — Business Combination

On April 4, 2011, we purchased a privately-held company, which supplies certain components to our business, for $28.3 million in cash. As a result of this purchase, we acquired $16.4 million of definite-lived intangibles, of which $13.6 million related to core technology, and $14.7 million of goodwill. The financial results of this acquisition are included in our LED & Solar segment as of the acquisition date.

Note 10—Commitments, Contingencies and Other Matters

Restructuring and Other Charges

During the three months ended September 30, 2012, we took measures to improve profitability, including a reduction of discretionary expenses, realignment of our senior management team and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded a restructuring charge of $2.0 million.

Restructuring for the three and nine months ended September 30, 2012 is as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2012	2012
Personnel severance and related costs	$1,642	$1,705
Equity compensation and related costs	220	220
Other associated costs	152	152
	$2,014	$2,077

Personnel Severance and Related Costs

During the three and nine months ended September 30, 2012, we recorded $1.6 million and 1.7 million, respectively, in personnel severance and related costs resulting from a headcount reduction of approximately 23 employees. This reduction in workforce included executives, management, administration, sales and service personnel and manufacturing employees companywide.

Equity Compensation Costs

During the three months ended September 30, 2012, we recorded $0.2 million in equity compensation costs resulting from the acceleration and modification of certain awards associated with the realignment of our senior management team.

Restructuring Liability

The following is a reconciliation of the restructuring liability through September 30, 2012 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2012	$534	$128	$294	$956
2012 Restructuring	561	983	56	1,600
Short-term/long-term reclassification	—	—	—	—
2012 Cash payments	(546)	(137)	(273)	(956)
Balance as of September 30, 2012	$549	$974	$77	$1,600

The balance of the short-term liability will be paid over the next 12 months.

The following is a reconciliation of the restructuring liability through December 31, 2011 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2011	$—	$178	$536	$714
2011 Restructuring	672	51	311	1,034
Short-term/long-term reclassification	—	58	—	58
2011 Cash payments	(138)	(159)	(553)	(850)
Balance as of December 31, 2011	$534	$128	$294	$956

Long-term liability
Balance as of January 1, 2011	$—	$58	$—	$58
Short-term/long-term reclassification	—	(58)	—	(58)
Balance as of December 31, 2011	$—	$—	$—	$—

Note 11—Subsequent Events

Notice of potential de-listing: During our internal control evaluation and accounting review, we were unable to timely file our periodic statements with the SEC and, as of the date of this report on Form 10-Q, have yet to become current with all our required filings. We have been notified by The NASDAQ Stock Market that our common stock listing will be suspended if we have not filed all of our outstanding periodic reports with the SEC on or before November 4, 2013. If our stock is delisted, then it will no longer be traded on the NASDAQ Global Select Market, however, it would continue to trade in the over-the-counter market, which may have an adverse effect on the trading price of our stock.

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma.  The plaintiff in the lawsuit, Patrick Colbus, seeks unspecified damages and asserts claims that he suffered burns and other injuries while he was cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco.  The lawsuit alleges, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system.  Veeco believes this lawsuit is without merit and intends to defend vigorously against the claims and Veeco maintains insurance which may apply to this matter. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves related to this legal matter.

Acquisition of Synos Technology, Inc. (“Synos”): On October 1, 2013, we acquired Synos, which designs and manufactures Fast Array Scanning™ Atomic Layer Deposition systems (“ALD”) that are enabling the production of flexible organic light-emitting diode (otherwise known as OLED) displays for mobile devices. The initial purchase price is $70 million. The agreement also includes an earn-out feature that would require an additional payment of up to $115 million if future performance milestones are achieved prior to December 31, 2014. With the earn-out feature, the total maximum potential purchase price is $185 million. Synos is headquartered in Fremont, California and has approximately 50 employees. Preliminary purchase accounting allocations for Synos are not yet available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) creates Process Equipment that enables technologies for a cleaner and more productive world. We design, manufacture and market equipment to make light emitting diodes (“LED”s) and hard-disk drives, as well as for concentrator photovoltaics, power semiconductors, wireless components, and micro-electromechanical systems (“MEMS”).

Veeco develops highly differentiated, “best-in-class” Process Equipment for critical performance steps. Our products feature leading technology, low cost-of-ownership and high throughput. Core competencies in advanced thin film technologies, over 200 patents, and decades of specialized process know-how helps us to stay at the forefront of these demanding industries.

Veeco’s LED & Solar segment designs and manufactures metal organic chemical vapor deposition (“MOCVD”) and molecular beam epitaxy (“MBE”) systems and components sold to manufacturers of LEDs, wireless components, power semiconductors, and concentrator photovoltaics, as well as to R&D applications.

Veeco’s Data Storage segment designs and manufactures systems used to create thin film magnetic heads (“TFMH”s) that read and write data on hard disk drives. These include ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and slicing, dicing and lapping systems. While our systems are primarily sold to hard drive customers, they also have applications in optical coatings, MEMS and magnetic sensors, and extreme ultraviolet (“EUV”) lithography.

As of September 30, 2013, Veeco’s approximately 780 employees support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., South Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Veeco Instruments Inc was organized as a Delaware corporation in 1989.

Highlights of the Third Quarter of 2012

·                  Revenue was $132.7 million, a 50.5% decrease from the third quarter of 2011.

·                  Bookings were $83.7 million, a 37.1% decrease from the third quarter of 2011.

·                  Net income from continuing operations was $7.7 million, or $0.20 per share, compared to $52.6 million, or $1.31 per share, in the third quarter of 2011.

·                  Gross margins were 37.6%, compared to 46.6% in the third quarter of 2011.

Outlook

Through the first nine months of 2013, we have not seen any clear signs that customer overcapacity in our MOCVD business and weak end market demand in our Data Storage segment will improve in the near term.  Our customers continue to guard spending tightly and limit capacity expansions.  The LED industry is still in an equipment digestion period and near term visibility remains limited. With few MOCVD deals available, we have also experienced increased pricing pressure.  In our Data Storage segment, our hard drive customers are experiencing weak end market demand which has resulted in excess manufacturing capacity, therefore they are only making select technology purchases.  While our overall bookings have continued to decline in 2013, bookings in our Data Storage segment have been relatively flat for the first nine months of 2013 compared to the first nine months of 2012.

While the Company has been actively working to reduce costs during this extended business downturn, pricing pressure and persistent low volumes in MOCVD represent significant headwinds and have caused the Company to move to a loss in 2013.

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

Results of Operations:

Out of period adjustment

As a result of our accounting review we identified errors in the consolidated financial statements related to prior periods. The errors were primarily attributable to the misapplication of U.S. GAAP for recognizing revenue and related costs under multiple element arrangements and accounting for warranties. We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that these errors were not material, individually or in the aggregate, to our consolidated financial statements in this or any other prior periods.  During the course of our review, we identified net cumulative errors which overstated cumulative net income from continuing operations through December 31, 2011 by $0.6 million and net cumulative errors that understated net income from continuing operations in the six month period ended June 30, 2012 by $1.1 million. As a result, in the third quarter of 2012, we recorded adjustments to correct all prior periods resulting in an increase in income from continuing operations of $0.5 million.

Three Months Ended September 30, 2012 and 2011

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

The following table shows our Condensed Consolidated Statements of Income, percentages of sales, and comparisons between the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended				Dollar and Percentage
	September 30,				Change
	2012		2011		Period to Period
Net sales	$132,715	100.0%	$267,959	100.0%	$(135,244)	(50.5)%
Cost of sales	82,831	62.4	143,025	53.4	(60,194)	(42.1)
Gross profit	49,884	37.6	124,934	46.6	(75,050)	(60.1)
Operating expenses (income):
Selling, general and administrative	13,892	10.5	23,569	8.8	(9,677)	(41.1)
Research and development	25,775	19.4	26,404	9.9	(629)	(2.4)
Amortization	1,477	1.1	1,277	0.5	200	15.7
Restructuring	2,014	1.5	—	—	2,014	*
Other, net	(737)	(0.6)	(199)	(0.1)	(538)	270.4
Total operating expenses	42,421	32.0	51,051	19.1	(8,630)	(16.9)
Operating income	7,463	5.6	73,883	27.6	(66,420)	(89.9)
Interest income, net	176	0.1	244	0.1	(68)	(27.9)
Income from continuing operations before income taxes	7,639	5.7	74,127	27.7	(66,488)	(89.7)
Income tax (benefit) provision	(59)	—	21,510	8.0	(21,569)	*
Income from continuing operations	7,698	5.7	52,617	19.6	(44,919)	(85.4)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	5,396	4.1	(23,839)	(8.9)	29,235	*
Income tax provision (benefit)	1,341	1.0	(7,085)	(2.6)	8,426	*
Income (loss) from discontinued operations	4,055	3.1	(16,754)	(6.3)	20,809	*
Net income	$11,753	8.9%	$35,863	13.4%	$(24,110)	(67.2)%

* Not Meaningful

Net Sales and Bookings

Net sales of $132.7 million for the three months ended September 30, 2012 were down 50.5% compared to the prior year period. The following is an analysis of net sales by segment and by region (dollars in thousands):

	Sales
	Three months ended		Dollar and
	September 30,		Percentage Change
	2012	2011	Period to Period
Segment Analysis
LED & Solar	$98,905	$233,864	$(134,959)	(57.7)%
Data Storage	33,810	34,095	(285)	(0.8)%
Total	$132,715	$267,959	$(135,244)	(50.5)%
Regional Analysis
Americas	$27,779	$24,521	$3,258	13.3%
Europe, Middle East and Africa	16,920	6,510	10,410	159.9%
Asia Pacific	88,016	236,928	(148,912)	(62.9)%
Total	$132,715	$267,959	$(135,244)	(50.5)%

By segment, LED & Solar sales decreased 57.7% in 2012 primarily due to a 69.5% decrease in MOCVD reactor shipments from the prior year period as a result of industry overcapacity following over two years of strong customer investments. Data Storage sales remained fairly flat in 2012 compared to 2011. LED & Solar sales represented 74.5% of total sales for the three months ended September 30, 2012, down from 87.3% in the prior year. Data Storage sales accounted for 25.5% of net sales, up from 12.7% in the prior year period. By region, net sales decreased by 62.9% in Asia Pacific (“APAC”), primarily due to a significant decrease in MOCVD sales in China resulting from industry overcapacity. Net sales in the Americas and Europe, Middles East and Africa (“EMEA”) increased 13.3% and 159.9%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Bookings decreased 37.1% to $83.7 million from $133.1 million in the prior year period, primarily attributable to a 39.4% decrease in LED & Solar bookings, principally driven by a decline in MOCVD bookings due to industry overcapacity. After hitting a peak in second quarter of 2011, Veeco’s bookings slowed dramatically in the second half of 2011, and the slowdown has continued through 2013. Data Storage bookings decreased 25.2% as the prior year’s spike in orders from hard drive customers recovering from flooding in Thailand resulted in those customers being over-invested in capacity.  The industry appears to have frozen further investments as end-user hard drive demand has slowed.  We continue to experience weak overall market conditions due to overcapacity in all of our businesses.

Our book-to-bill ratio for the three months ended September 30, 2012, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was 0.63 to 1. Our backlog as of September 30, 2012 was $180.8 million, compared to $332.9 million as of December 31, 2011. During the three months ended September 30, 2012, we recorded backlog adjustments of approximately $11.0 million, consisting of order cancellations of $7.3 million, as well as a $3.7 million adjustment related to orders that no longer met our booking criteria. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Gross profit	$49,884	$124,934	$(75,050)	(60.1)%
Gross margin	37.6%	46.6%

Gross margin as a percentage of net sales, for the three months ended September 30, 2012 was 37.6%, compared to 46.6% in the prior year period.  A weaker than expected business environment has caused us to record an aggregate expense for slow moving items of $7.2 million for the three months ended September 30, 2012, which negatively impacted our gross margin for the same period.  We anticipate that this will result in relatively lower provisions for inventory reserves over the first three quarters of 2013.

LED & Solar margins decreased to 36.1% from 46.2% primarily resulting from a significant decrease in sales volumes, lower average selling prices and a mix of lower margin products, which was partially offset by lower plant spending due to cost reductions in response to the lower volumes. We anticipate continued selling price pressure in our MOCVD business.  Data Storage gross margins decreased to 42.0% from 49.8%, primarily driven by lower volume and a mix of lower margin products.

Selling, General and Administrative

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Selling, general and administrative	$13,892	$23,569	$(9,677)	(41.1)%
Percentage of sales	10.5%	8.8%

Selling, general and administrative expenses decreased by $9.7 million or 41.1%, from the prior year period primarily due to lower commissions and bonus and profit sharing expenses from the reduced level of business in each of our segments. In addition our cost control measures put into place throughout the year resulted in lower personnel-related costs, travel and entertainment expense, professional consulting fees and other discretionary expenses. Selling, general and administrative expenses were 10.5% of net sales in the three months ended September 30, 2012 compared with 8.8% of net sales in the three months ended September 30, 2011.

Research and Development

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Research and development	$25,775	$26,404	$(629)	(2.4)%
Percentage of sales	19.4%	9.9%

Research and development expense decreased $0.6 million or 2.4% from the prior year period. The Company has continued to invest in the development of products in areas of high-growth for end market opportunities in our LED & Solar segment.

Restructuring

Restructuring expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Restructuring	$2,014	$—	$2,014	*
Percentage of sales	1.5%	0.0%

* Not Meaningful

Restructuring expense was $2.0 million for the three months ended September 30, 2012, as we took measures to improve profitability in a challenging business environment. The charge resulted from a realignment of our senior management team and consolidation of certain sales, business and administrative functions.

Income Taxes

Income tax (benefit) provision for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Income tax (benefit) provision	$(59)	$21,510	$(21,569)	*
Effective tax rate	(0.8)%	29.0%

* Not Meaningful

Our (benefit) provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended September 30, 2012, the Company had an effective tax rate of (0.8%) and recorded an income tax benefit of $0.1 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, an income tax benefit related to the manufacturer’s deduction under IRC Section 199, and a discrete benefit relating to research and development tax credits. The reduction in the effective tax rate in 2012 compared to 2011 was primarily due to a higher portion of earnings being generated in foreign jurisdictions and the impact of the higher than estimated 2011 research and development credits recognized in 2012. The tax benefit recorded for the three months ended September 30, 2012 is primarily the result of the reduction in the estimated annual effective tax rate applied to reduced projected pre-tax earnings and the discrete benefit relating to an adjustment for the Research and Development Credit related to the filing of our 2011 Federal income tax return.

For the three months ended September 30, 2011, the Company had an effective tax rate of 29.0% and recorded a provision for income taxes of $21.5 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates.

Discontinued Operations

Discontinued operations results for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Income (loss) from discontinued operations before income taxes	$5,396	$(23,839)	$29,235	*
Income tax provision (benefit)	1,341	(7,085)	8,426	*
Income (loss) from discontinued operations	$4,055	$(16,754)	$20,809	*

* Not Meaningful

Discontinued operations represent the results of the operations of our disposed CIGS solar systems business which was discontinued on September 27, 2011 as well as our Metrology business, which was disposed of in 2010. The three months ended September 30, 2012 included a $5.4 million gain ($4.1 million net of taxes) associated with the completion of the sale of the China Assets with Bruker Corporation.

Nine Months Ended September 30, 2012 and 2011

The following table shows our Condensed Consolidated Statements of Income, percentages of sales, and comparisons between the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine months ended				Dollar and Percentage
	September 30,				Change
	2012		2011		Period to Period
Net sales	$409,171	100.0%	$787,450	100.0%	$(378,279)	(48.0)%
Cost of sales	232,765	56.9	396,204	50.3	(163,439)	(41.3)
Gross profit	176,406	43.1	391,246	49.7	(214,840)	(54.9)
Operating expenses (income):
Selling, general and administrative	54,558	13.3	73,966	9.4	(19,408)	(26.2)
Research and development	72,991	17.8	69,927	8.9	3,064	4.4
Amortization	3,877	0.9	3,519	0.4	358	10.2
Restructuring	2,077	0.5	—	0.0	2,077	*
Other, net	(626)	(0.2)	(228)	(0.0)	(398)	174.6
Total operating expenses	132,877	32.5	147,184	18.7	(14,307)	(9.7)
Operating income	43,529	10.6	244,062	31.0	(200,533)	(82.2)
Interest income (expense), net	708	0.2	(1,142)	(0.1)	1,850	*
Loss on extinguishment of debt	—	0.0	(3,349)	(0.4)	3,349	*
Income from continuing operations before income taxes	44,237	10.8	239,571	30.4	(195,334)	(81.5)
Income tax provision	9,066	2.2	72,657	9.2	(63,591)	(87.5)
Income from continuing operations	35,171	8.6	166,914	21.2	(131,743)	(78.9)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	6,534	1.6	(91,574)	(11.6)	98,108	*
Income tax provision (benefit)	1,722	0.4	(32,371)	(4.1)	34,093	*
Income (loss) from discontinued operations	4,812	1.2	(59,203)	(7.5)	64,015	*
Net income	$39,983	9.8%	$107,711	13.7%	$(67,728)	(62.9)%

* Not Meaningful

Net Sales and Bookings

Net sales of $409.2 million for the nine months ended September 30, 2012 were down 48.0% compared to the prior year period. The following is an analysis of net sales by segment and by region (dollars in thousands):

	Sales
	For the nine months ended		Dollar and Percentage
	September 30,		Change
	2012	2011	Period to Period
Segment Analysis
LED & Solar	$281,257	$667,697	$(386,440)	(57.9)%
Data Storage	127,914	119,753	8,161	6.8%
Total	$409,171	$787,450	$(378,279)	(48.0)%
Regional Analysis
Americas	$71,810	$86,164	$(14,354)	(16.7)%
Europe, Middle East and Africa	34,724	42,914	(8,190)	(19.1)%
Asia Pacific	302,637	658,372	(355,735)	(54.0)%
Total	$409,171	$787,450	$(378,279)	(48.0)%

By segment, LED & Solar sales decreased 57.9% in 2012 primarily due to a 66.5% decrease in MOCVD reactor shipments from the prior year period as a result of industry overcapacity following over two years of strong customer investments. Data Storage sales increased 6.8%, helped by an increase in shipments to data storage customers to replace equipment destroyed by flooding in customer facilities in Thailand. LED & Solar sales represented 68.7% of total sales for the nine months ended September 30, 2012, down from 84.8% in the prior year. Data Storage sales accounted for 31.3% of net sales, up from 15.2% in the prior year period. By region, net sales decreased by 54.0% in Asia Pacific, primarily due to the decrease in MOCVD sales in China. Net sales in the Americas and EMEA also decreased 16.7% and 19.1%, respectively. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Bookings decreased 55.6% to $299.6 million from $674.8 million in the prior year period, primarily attributable to a 60.6% decrease in LED & Solar bookings, principally driven by a decline in MOCVD bookings due to industry overcapacity. After hitting a peak in the second quarter of 2011, Veeco’s bookings slowed dramatically in the second half of 2011 which has continued through 2013. Data Storage bookings decreased 23.5% due to an industry-wide slowdown in demand and consolidation activity. We continue to experience weak overall market conditions due to overcapacity in all of our businesses.

Our book-to-bill ratio for the nine months ended September 30, 2012 was 0.73 to 1. Our backlog as of September 30, 2012 was $180.8 million, compared to $332.9 million as of December 31, 2011. During the nine months ended September 30, 2012, we recorded backlog adjustments of approximately $42.5 million, $26.0 million related to orders that no longer met our booking criteria and $15.4 million of order cancellations and order adjustments of $1.1 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	Nine months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Gross profit	$176,406	$391,246	$(214,840)	(54.9)%
Gross margin	43.1%	49.7%

Gross margin, as a percentage of sales, for the nine months ended September 30, 2012, was 43.1%, compared to 49.7% in the prior year period.  A weaker than expected business environment has caused us to record an aggregate expense for slow moving items of  $7.8 million for the nine months ended September 30, 2012, which negatively impacted our gross margin for the same period. We anticipate that this will result in relatively lower provisions for inventory reserves over the first three quarters of 2013.

LED & Solar gross margins decreased to 41.9% from 49.4%, primarily resulting from a significant decrease in sales volume, lower average selling prices and a mix of lower margin products. We anticipate continued selling price pressure in our MOCVD business. Data Storage gross margins decreased to 45.7% from 51.4%, driven primarily by our sales being a mix of lower margin products.

Selling, General and Administrative

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	Nine months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Selling, general and administrative	$54,558	$73,966	$(19,408)	(26.2)%
Percentage of sales	13.3%	9.4%

Selling, general and administrative expenses decreased by $19.4 million or 26.2%, from the prior year period primarily due to lower commissions and bonus and profit sharing expenses from the reduced level of business in each of our segments. In addition our cost control measures put into place throughout the year resulted in lower personnel-related costs, travel and entertainment expense, professional consulting fees and other discretionary expenses. Selling, general and administrative expenses were 13.3% of net sales in the nine months ended September 30, 2012 compared with 9.4% of net sales in the nine months ended September 30, 2011.

Research and Development

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	Nine months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Research and development	$72,991	$69,927	$3,064	4.4%
Percentage of sales	17.8%	8.9%

Research and development expense increased $3.1 million or 4.4% from the prior year period, as the Company continued to focus its investments on product development in areas of high-growth for future end market opportunities in our LED & Solar segment.

Restructuring

Restructuring expenses for the periods indicated were as follows (dollars in thousands):

	Nine months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Restructuring	$2,077	$—	$2,077 *
Percentage of sales	0.5%	0.0%

* Not Meaningful

Restructuring expense was $2.1 million for the nine months ended September 30, 2012, as we took measures to improve profitability in a challenging business environment. The restructuring resulted from a realignment of our senior management team, consolidation of certain sales, business and administrative functions and final charges related to the company-wide restructuring from the fourth quarter of 2011.

Income Taxes

Income tax provision for the periods indicated were as follows (dollars in thousands):

	Nine months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Income tax provision	$9,066	$72,657	$(63,591)	(87.5)%
Effective tax rate	20.5%	30.3%

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the nine months ended September 30, 2012, the Company had an effective tax rate of 20.5% and recorded a provision for income taxes of $9.1 million from continuing operations. The effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, an income tax benefit related to the manufacturer’s deduction under IRC Section 199, and a discrete benefit relating to an adjustment for the Research and Development Credit related to the filing of our 2011 Federal income tax return.   The reduction in the effective tax rate in 2012 compared to 2011 was primarily due to a higher portion of earnings being generated in foreign jurisdictions.

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

Discontinued Operations

Discontinued operations results for the periods indicated were as follows (dollars in thousands):

	Nine months ended
	September 30,		Dollar and Percentage Change
	2012	2011	Period to Period
Income (loss) from discontinued operations before income taxes	$6,534	$(91,574)	$98,108	*
Income tax provision (benefit)	1,722	(32,371)	34,093	*
Income (loss) from discontinued operations	$4,812	$(59,203)	$64,015	*

Discontinued operations represent the results of the operations of our disposed CIGS solar systems business which was discontinued on September 27, 2011 as well as our Metrology business, which was disposed of in 2010. The nine months ended September 30, 2012, included a $1.4 million gain ($1.1 million net of taxes) on the sale of the assets of discontinued segment held for sale and a $5.4 million gain ($4.1 million net of taxes) associated with the completion of the sale of the China Assets with Bruker Corporation. The nine months ended September 30, 2011, included the results of operations of our discontinued CIGS solar systems business.

Liquidity and Capital Resources

A summary of the cash flow activity for the nine months ended September 30, 2012 and 2011, respectively, is as follows (in thousands):

	Nine months ended September 30,
	2012	2011
Net income	$39,983	$107,711
Net cash provided by operating activities	$105,835	$60,095
Net cash provided by investing activities	57,224	158,114
Net cash provided by (used in) financing activities	5,979	(252,165)
Effect of exchange rate changes on cash and cash equivalents	88	2,060
Net increase (decrease) in cash and cash equivalents	169,126	(31,896)
Cash and cash equivalents at beginning of period	217,922	245,132
Cash and cash equivalents at end of period	$387,048	$213,236

Cash provided by operations for the nine months ended September 30, 2012 was $105.8 million compared to $60.1 million during the nine months ended September 30, 2011. The $105.8 million cash provided by operations included $15.9 million in adjustments to the $40.0 million of net income for non-cash items. Net cash provided by operations was favorably impacted by a net $50.0 million of changes in operating assets and liabilities, which included a $34.5 million decrease in accounts receivable, a $40.3 million decrease in inventory and an aggregate unfavorable impact of $24.8 million in other items. The $60.1 million cash provided by operations in 2011 included $66.0 million in adjustments to the $107.7 million of net income for non-cash items. Net cash provided by operations was unfavorably impacted by a net $113.6 million change in operating assets and liabilities.

Cash provided by investing activities of $57.2 million during the nine months ended September 30, 2012 consisted primarily of $176.3 million in proceeds from sales of short-term investments and $3.8 million of proceeds from sale of assets from the discontinued segment, partially offset by $89.9 million of purchases of short-term investments, $22.7 million of capital expenditures and a $10.3 million payment for the purchase of a cost method investment. Cash provided by investing activities of $158.1 million during the nine months ended September 30, 2011, consisted primarily of $667.2 million from the sale of short-term investments and $53.2 million of transfers from restricted cash, partially offset by $486.6 million of purchases of short-term investments, $47.5 million of capital expenditures, and $28.3 million of payments for net assets of a business acquired.

Cash provided by financing activities of $6.0 million during the nine months ended September 30, 2012, consisted primarily of $5.4 million of proceeds from stock option exercises and $2.2 million excess tax benefits from stock option exercises, partially offset by $1.4 million of restricted stock tax withholdings and $0.2 million of repayment of long-term debt. Cash used in financing activities of $252.2 million during the nine months ended September 30, 2011, consisted primarily of $105.7 million of repayments of long-term debt, $162.1 million of purchases of treasury stock and $2.9 million of restricted stock tax withholdings, partially offset by $10.0 million of cash proceeds from stock option exercises and $8.6 million excess tax benefits from stock options exercises.

As of September 30, 2012, restricted cash consists of $0.9 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

As of September 30, 2013 our cash and cash equivalent balance, including restricted cash of $2.9 million, was $250.5 million. We also had $322.5 million of short term investments as of September 30, 2013. On October 1, 2013 we utilized $70 million of the foregoing cash balance to close on the Synos Technology, Inc. (“Synos”) acquisition. We believe that our existing cash balances as of the date of this report together with cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table, except for purchase commitments and restructuring, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 annual report on Form 10-K. The purchase commitments outstanding were $77.2 million and our future restructuring charges are approximately $1.5 million as of September 30, 2012. As of September 30, 2013 our purchase commitments have been reduced to $58.6 million. Pursuant to our agreement to acquire Synos, we may be obligated to pay up to an additional $115 million if certain conditions are met.  Please see Note 11-Subsequent Events in our consolidated financial statements in this report on Form 10-Q (the “Report”).

Application of Critical Accounting Policies

General:  Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually monitors and evaluates its estimates and judgments, including those related to bad debts, inventories, intangible and other long-lived assets, income taxes, warranty obligations, restructuring costs, and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, short-term investments, the valuation of inventories, the impairment of goodwill and indefinite-lived intangible assets, the impairment of long-lived assets, fair value measurements, warranty costs, income taxes and equity-based compensation to be critical policies due to the estimation processes involved in each. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations.

Revenue Recognition:  We recognize revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists with a customer; delivery of the specified products has occurred or services have been rendered; prices are contractually fixed or determinable; and collectability is reasonably assured.  Revenue is recorded including shipping and handling costs and excluding applicable taxes related to sales.  A significant portion of our revenue is derived from contractual arrangements with customers that have multiple elements, such as systems, upgrades, components, spare parts, maintenance and service plans. For sales arrangements that contain multiple elements, we split the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. We also evaluate whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby we assess, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other.  When we have separate units of accounting, we allocate revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.  For the majority of the elements in our arrangements we utilize BESP. The accounting guidance for selling price hierarchy did not include BESP for arrangements entered into prior to January 1, 2011, and as such we recognized revenue for those arrangements as described below.

We consider many facts when evaluating each of our sales arrangements to determine the timing of revenue recognition, including the contractual obligations, the customer’s creditworthiness and the nature of the customer’s post-delivery acceptance provisions.  Our system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures.  For the majority of our arrangements, a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery.  Historically, such source inspection or test data replicates the field acceptance provisions that will be performed at the customer’s site prior to final acceptance of the system.  As such, we objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery and, therefore, we recognize revenue upon delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below.  For new products, new applications of existing products or for products with substantive customer acceptance provisions where we cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

Our system sales arrangements, including certain upgrades, generally do not contain provisions for right of return or forfeiture, refund, or other purchase price concessions.  In the rare instances where such provisions are included, we defer all revenue until such rights expire.  In many cases our products are sold with a billing retention, typically 10% of the sales price (the “retention amount”), which is typically payable by the customer when field acceptance provisions are completed.  The amount of revenue recognized upon delivery of a system or upgrade is limited to the lower of i) the amount that is not contingent upon acceptance provisions or ii) the value allocated to the delivered elements, if such sale is part of a multiple-element arrangement.

For transactions entered into prior to January 1, 2011, under the accounting rules for multiple-element arrangements in place at that time, we deferred the greater of the retention amount or the relative fair value of the undelivered elements based on VSOE.  When we could not establish VSOE or TPE for all undelivered elements of an arrangement, revenue on the entire arrangement was deferred until the earlier of the point when we did have VSOE for all undelivered elements or the delivery of all elements of the arrangement.

Our sales arrangements, including certain upgrades, generally include installation.  The installation process is not deemed essential to the functionality of the equipment since it is not complex; that is, it does not require significant changes to the features or capabilities of the equipment or involve building elaborate interfaces or connections subsequent to factory acceptance.  We have a demonstrated history of consistently completing installations in a timely manner and can reliably estimate the costs of such activities.  Most customers engage us to perform the installation services, although there are other third-party providers with sufficient knowledge who could complete these services.  Based on these factors, we deem the installation of our systems to be inconsequential or perfunctory relative to the system as a whole, and as a result, do not consider such services to be a separate element of the arrangement.  As such, we accrue the cost of the installation at the time of revenue recognition for the system.

In Japan, where our contractual terms with customers generally specify title and risk and rewards of ownership transfer upon customer acceptance, revenue is recognized and the customer is billed upon the receipt of written customer acceptance.

Revenue related to maintenance and service contracts is recognized ratably over the applicable contract term.  Component and spare part revenue are recognized at the time of delivery in accordance with the terms of the applicable sales arrangement.

Short-Term Investments: We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale.  These securities include FDIC guaranteed corporate debt, treasury bills and government agency securities with maturities of greater than three months. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in equity. Net realized gains and losses are included in net income.

Inventory Valuation:  Inventories are stated at the lower of cost (principally first-in, first-out method) or market.  On a quarterly basis, management assesses the valuation and recoverability of all inventories, classified as materials (which include raw materials, spare parts and service inventory), work-in-process and finished goods.

Materials inventory is used primarily to support the installed tool base and spare parts sales and is reviewed for excess quantities or obsolescence by comparing on-hand balances to historical usage, and adjusted for current economic conditions and other qualitative factors. Historically, the variability of such estimates has been impacted by customer demand and tool utilization rates.

The work-in-process and finished goods inventory is principally used to support system sales and is reviewed for excess quantities or obsolescence by considering whether on hand inventory would be utilized to fulfill the related backlog. As the Company typically receives deposits for its orders, the variability of this estimate is reduced as customers have a vested interest in the orders they place with the Company. Management also considers qualitative factors such as future product demand based on market outlook, which is based principally upon production requirements resulting from customer purchase orders received with a customer-confirmed shipment date within the next twelve months.  Historically, the variability of these estimates of future product demand has been impacted by backlog cancellations or modifications resulting from unanticipated changes in technology or customer demand.

Following identification of potential excess or obsolete inventory, management evaluates the need to write down inventory balances to its estimated market value, if less than its cost.  Inherent in the estimates of market value are management’s estimates related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses, and ultimate realization of potential excess inventory.  Unanticipated changes in demand for our products may require a write down of inventory that could materially affect our operating results.

Goodwill and Indefinite-Lived Intangible Asset Impairment:  The Company does not amortize goodwill or intangible assets with indefinite useful lives, but instead tests the balances in these asset accounts for impairment at least annually at the reporting unit level. Our policy is to perform this annual impairment test in the fourth quarter, using a measurement date of October 1st of each fiscal year or more frequently if impairment indicators arise. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, and a material decrease in the fair value of some or all of the assets.

Pursuant to the aforementioned guidance we are required to determine if it is appropriate to use the operating segment, as defined under guidance for segment reporting, as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met. We have identified four reporting units that are required to be reviewed for impairment. The four reporting units are aggregated into two segments: the VIBE and Mechanical reporting units which are reported in our Data Storage segment; and the MOCVD and MBE reporting units which are reported in our LED and Solar segment.  In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

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

Fair Value Measurements: Accounting guidance for our non-financial assets and non-financial liabilities requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in such. Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. These requirements apply to our long-lived assets, goodwill, cost method investment and intangible assets. We use Level 3 inputs to value all of such assets. The Company primarily applies the market approach for recurring fair value measurements.

Warranty Costs: Our warranties are typically valid for one year from the date of final acceptance.  We estimate the costs that may be incurred under the warranty we provide and record a liability in the amount of such costs at the time the related revenue is recognized. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. Our warranty obligation is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required.

Income Taxes:  As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. The carrying value of our deferred tax assets is adjusted by a partial valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of tax credit carry forwards and timing differences between the book and tax treatment of inventory, acquired intangible assets and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

Equity-Based Compensation: The Company grants equity-based awards, such as stock options and restricted stock or restricted stock units, to certain key employees to create a clear and meaningful alignment between compensation and shareholder return and to enable the employees to develop and maintain a stock ownership position.  While the majority of our equity awards feature time-based vesting, performance-based equity awards, which are awarded from time to time to certain key Company executives, vest as a function of performance, and may also be subject to the recipient’s continued employment which also acts as a significant retention incentive.

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

We settle the exercise of stock options with newly issued shares.

With respect to grants of performance based awards, we assess the probability that such performance criteria will be met in order to determine the compensation expense.  Consequently, the compensation expense is recognized straight-line over the vesting period. If that assessment of the probability of the performance condition being met changes, the Company would recognize the impact of the change in estimate in the period of the change. As with the use of any estimate, and owing to the significant judgment used to derive those estimates, actual results may vary.

Recent Accounting Pronouncements

Parent’s Accounting for the Cumulative Translation Adjustment : In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing this standard, but we do not anticipate that its adoption will have a material impact on our consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

Comprehensive Income: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which contained amended standards regarding disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component and, in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements. These amended standards were effective for us on January 1, 2013, and the adoption of this guidance will not materially impact our consolidated financial statements.

Indefinite-Lived Intangible Assets: In July 2012, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing of Indefinite-Lived Intangible Assets for Impairment. This amendment intends to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Some examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The guidance allows companies to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test.  The ASU will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company early adopted this standard in the third quarter of 2012 and this guidance did not have a material impact on its condensed consolidated financial statements.

Technical Corrections and Improvements: In October 2012, the FASB issued amended guidance related to Technical Corrections and Improvements. The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. An entity is required to apply the amendments for annual reporting periods beginning on or after December 15, 2012. The amendment has no transition guidance. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

Comprehensive Income: In December 2011, the FASB issued amended guidance related to Comprehensive Income. In order to defer only those changes in the June amendment (addressed below) that relate to the presentation of reclassification adjustments, the FASB issued this amendment to supersede certain pending paragraphs in the June amendment. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the June amendment. All other requirements are not affected, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Intangibles — Goodwill and Other: In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income: In June 2011, the FASB issued amended guidance related to Comprehensive Income. This amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our net sales to foreign customers represented approximately 79.1% and 82.4% of our total net sales for the three and nine months ended September 30, 2012, respectively, and 90.9% and 89.1% for the comparable 2011 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 4.1% and 2.8% of our total net sales for the three and nine months ended September 30, 2012  respectively, and 1.0% and 1.3% for the comparable 2011 periods.

The aggregate foreign currency exchange gain included in determining the condensed consolidated results of operations was minimal during the three months ended September 30, 2012, the aggregate foreign currency exchange loss included in determining the condensed consolidated results of operations was approximately $0.3 million during the nine months ended September 30, 2012 and $0.2 million and $0.7 million during the three and nine months ended September 30, 2011, respectively. Included in the aggregate foreign currency exchange gains were minimal losses related to forward contracts during the three months ended September 30, 2012, included in the aggregate foreign currency exchange losses were losses (gains) related to forward contracts of $0.1 million during the nine months ended September 30, 2012, and $0.3 million and ($0.5) million during the three and nine months ended September 30, 2011 respectively. These amounts were recognized and are included in Other, net in the accompanying Condensed Consolidated Statements of Income.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The change in currency exchange rates that have the largest impact on translating our international operating profit (loss) is the Japanese Yen. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of derivative contracts outstanding during the three and nine months ended September 30, 2012 was approximately $2.2 million and $2.4 million, respectively.

As of September 30, 2012 there was a minimal loss related to forward contracts, which is included in accrued expenses and other current liabilities. As of December 31, 2011 there were no outstanding contracts or settlements. As of September 30, 2012,  there are monthly forward contracts outstanding with a notional amount of $3.7 million settled in October 2012. The fair value of the contracts at inception was zero, which did not significantly change at September 30, 2012.

We believe that based upon our hedging strategy, a 10% change in foreign exchange rates would have an immaterial impact on the Condensed Consolidated Statements of Income. We believe that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Assuming third quarter 2012 investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense. We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $185.7 million as of September 30, 2012. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio as of September 30, 2012, an immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the portfolio of approximately $1.4 million. Our investment portfolio as of September 30, 2013 had a fair value of approximately $322.5 million. An immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the September 30, 2013 portfolio of approximately $2.9 million. While an increase in interest rates may reduce the fair value of the investment portfolio, it is unlikely that we will realize the losses in our Condensed Consolidated Statements of Income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Item 4. Controls and Procedures

This Item 4 includes information concerning the controls and control evaluations referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Report as Exhibits 32.1 and 32.2.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Veeco’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 in connection with the preparation of our quarterly report on Form 10-Q, for the three and nine months ended September 30, 2012.  As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  As a result of that material weakness, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

Management of Veeco and its consolidated subsidiaries, under the supervision of its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles (GAAP).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility  that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Veeco management, under the supervision of its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In connection with the above assessment, Veeco management identified the following material weaknesses:

Inadequate and ineffective controls over the recognition of revenue

We did not have adequate controls to ensure that revenue was recorded in accordance with GAAP.  Specifically, we noted the following with respect to our accounting for certain revenue transactions:

·                  We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of US GAAP related to revenue recognition for multiple-element arrangements.

·                  We did not design and maintain effective controls over the adequate review and approval of customer orders at certain of our foreign subsidiaries to ensure that the order documentation received from the customer constituted the final order documentation.  Additionally, in some cases, our foreign subsidiaries did not always communicate to our corporate accounting staff all of the information necessary to make accurate revenue recognition determinations.

·                  We did not design and maintain adequate procedures or effective review and approval controls over the accurate recording, presentation and disclosure of revenue and related costs related to multiple-element arrangements, including ensuring that multiple-element arrangements were identified, evaluated and effectively reviewed by appropriate accounting personnel.  Specifically, we did not establish adequate procedures or design effective controls to:

·                  Identify the nature of contracts, capture necessary data and determine how revenue should be recognized in accordance with applicable revenue recognition guidance.

·                  Ensure consistent communication and coordination between and among various finance and non-finance personnel about the scope, terms and modifications to customer arrangements.

·                  Ensure that all elements included in multiple-element arrangements were identified and accounted for appropriately.

·                  Assess whether vendor-specific objective evidence, third-party evidence of fair value or, for periods subsequent to January 1, 2011, adequate documentation of management’s determination of best estimate of selling price existed for all the elements in the arrangement.

As a result of the material weaknesses described above, management has concluded that, as of September 30, 2012, our internal control over financial reporting was not effective.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weakness. These remediation efforts, summarized below, which have been implemented or are in process of implementation, are intended to both address the identified material weaknesses and to enhance our overall financial control environment.  In this regard, our initiatives include:

·                  Organizational Enhancements—The Company has hired a new Vice President—Global Revenue Recognition who will be responsible for all aspects of the Company’s revenue recognition policies, procedures and accounting.   The Company has also created three new corporate revenue recognition positions, two of which have already been filled.  Additionally, the Company has replaced certain key personnel in some of its foreign subsidiaries.

·                  Training—The Company is developing a comprehensive revenue recognition training program, portions of which have already been delivered.   This training is focused on senior-level management, customer-facing employees as well as business unit, finance, sales and marketing personnel, including those at our foreign subsidiaries.

·                  Revenue Practices—The Company is currently evaluating its revenue practices and has begun implementing changes in those practices.  Improvements are focused in the areas of (1) development of more comprehensive revenue recognition policies  and improved procedures to ensure that such policies  are understood and consistently applied, (2) better communication among all functions involved in the sales process (e.g., sales, business unit, foreign subsidiaries, legal, accounting, finance, etc.), (3) more standardization of contract documentation  and revenue analyses for individual transactions and (4) system improvements and automation of manual processes.

While this remediation plan is being executed, the Company has also engaged additional external resources to support and supplement the Company’s existing internal resources.

When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma.  The plaintiff in the lawsuit, Patrick Colbus, seeks unspecified damages and asserts claims that he suffered burns and other injuries while he was cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco.  The lawsuit alleges, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. Although Veeco believes this lawsuit is without merit and intends to defend vigorously against the claims, and although Veeco maintains insurance which may apply to this matter, the lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves related to this legal matter.

We are involved in various other legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 and in Part II — Item 1A of our quarterly reports on Forms 10-Q for the quarters ended March 31, 2012 and June 30, 2012. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Forms 10-Q for the quarters ended March 31, 2012 and June 30, 2012, except for the following.

The following risk factor from Part I — Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 is revised:

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. Ongoing compliance with this requirement is complex, costly, time-consuming and is subject to significant judgment. Our most recent assessment, testing, and evaluation resulted in our conclusion that our internal controls over financial reporting were not effective. While we have taken steps to address the deficiency, we cannot predict when the deficiency will be remediated or the outcome of our testing in future periods. If our internal controls are ineffective in future periods or if our management does not timely assess the adequacy of such internal controls, we could be subject to regulatory sanctions, the public’s perception of our Company may decline and our financial results or the market price of our shares could be adversely affected.

The following risk factors are added:

Our material weaknesses in our internal control which have impeded, and may continue to impede, our ability to file timely and accurate periodic reports may cause us to incur significant additional costs and may continue to affect our stock price.

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the SEC within prescribed time periods. As part of the NASDAQ stock exchange listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods. We have not been able to, and may continue to be unable to, produce timely financial statements or file these financial statements as part of a periodic report in a timely manner with the SEC or in compliance with the NASDAQ stock exchange listing requirements.

Until we complete these remaining filings, we expect to continue to face many of the risks and challenges we have experienced during our extended filing delay period, including:

·            continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status, including potential loss of business opportunities;

·            additional significant time and expense required to complete our remaining filings and the process of maintaining the listing of our common stock on NASDAQ beyond the significant time and expense we have already incurred in connection with our accounting review to date;

·            continued distraction of our senior management team and our board of directors as we work to complete our remaining filings;

·            limitations on our ability to raise capital and make acquisitions; and

·            general reputational harm as a result of the foregoing.

If we continue to be unable to issue our financial statements in a timely manner, or if we are not able to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner, we will not be able to comply with the periodic reporting requirements of the SEC and the listing requirements of the NASDAQ stock exchange. We have been notified by the NASDAQ stock exchange that our common stock listing on the NASDAQ stock exchange could be suspended or terminated on or after November 4, 2013 if we have not filed all of our outstanding periodic reports with SEC by that date. If our common stock listing on the NASDAQ stock exchange is suspended or terminated, or if our stock is removed as a component of certain stock market indices, our stock price could materially suffer.  In addition, the Company or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities.  Any or all of the foregoing could result in the commencement of stockholder lawsuits against the Company.  Any such litigation, as well as any proceedings that could in the future arise as a result of our filing delay and the circumstances which gave rise to it, may be time consuming and expensive, may divert management attention from the conduct of our business, could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter, which may not be adequately covered by insurance.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that we violated these or similar laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign government officials, as defined by the statute, for the purpose of obtaining or retaining business. In addition, many of our customers have policies limiting or prohibiting us from providing certain types or amounts of entertainment, meals or gifts to their employees.  It is our policy to implement safeguards to discourage these practices by our employees and representatives. However, our safeguards may prove to be ineffective and our employees, consultants, sales agents or distributors may engage in conduct for which we may be held responsible. Violations of the FCPA or similar laws or similar customer policies may result in severe criminal or civil sanctions or the loss of supplier privileges to a customer and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

If we are subject to cyber-attacks we could incur substantial costs and, if such attacks are successful, could result in significant liabilities, reputational harm and disruption of our operations.

We manage, store and transmit various proprietary information and sensitive data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or those of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or our products, or that otherwise exploit any security vulnerabilities.

The costs to address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive data about us or our customers or other third parties, could expose us, our customers, or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013		*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.		*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.		*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.		*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.		*
101.INS	XBRL Instance		**
101.XSD	XBRL Schema		**
101.PRE	XBRL Presentation		**
101.CAL	XBRL Calculation		**
101.DEF	XBRL Definition		**
101.LAB	XBRL Label		**

*	Filed herewith
**	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 3, 2013

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chairman and Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013		*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.		*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.		*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.		*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.		*
101.INS	XBRL Instance		**
101.XSD	XBRL Schema		**
101.PRE	XBRL Presentation		**
101.CAL	XBRL Calculation		**
101.DEF	XBRL Definition		**
101.LAB	XBRL Label		**

*	Filed herewith
**	Filed herewith electronically