Form 10-K
period 2012-12-31
VEECO INSTRUMENTS INC
filed 2013-11-04
CIK 103145

Use these links to rapidly review the document

Veeco Instruments Inc. and Subsidiaries Index to Consolidated Financial Statements and Financial Statement Schedule

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 28, 2013 as reported on The Nasdaq National Market, was $1,376,219,104. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

39,246,279 shares of common stock were outstanding as of the close of business on October 24, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Safe Harbor Statement

This annual report on Form 10-K (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Part I. Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends", "will" and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

•
Our operating results have been, and may continue to be, adversely affected by unfavorable market conditions;

•
Timing of market adoption of light emitting diode ("LED") technology for general lighting is uncertain;

•
Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to adapt to fluctuating order volumes;

•
The further reduction or elimination of foreign government subsidies and economic incentives may adversely affect the future order rate for our metal organic chemical vapor deposition ("MOCVD") equipment;

•
Our operating results have been, and may continue to be, adversely affected by tightening credit markets;

•
Our backlog is subject to customer cancellation or modification and such cancellation could result in decreased sales and increased provisions for excess and obsolete inventory and/or liabilities to our suppliers for products no longer needed;

•
Our failure to estimate customer demand accurately could result in excess or obsolete inventory and/or liabilities to our suppliers for products no longer needed, while manufacturing interruptions or delays could affect our ability to meet customer demand;

•
The cyclicality of the industries we serve directly affects our business;

•
We rely on a limited number of suppliers, some of whom are our sole source for particular components;

•
Our sales to LED and data storage manufacturers are highly dependent on these manufacturers' sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations;

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

•
New regulations related to conflict minerals will force us to incur additional expenses, may make our supply chain more complex, and may result in damage to our relationships with customers; and

•
The matters set forth in this Report generally, including the risk factors set forth in "Part I. Item 1A. Risk Factors."

Consequently, such forward-looking statements should be regarded solely as the current plans, estimates and beliefs of Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco", the "Company", "we", "us", and "our", unless the context indicates otherwise). The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Explanatory Note

Although this report relates to the year ended December 31, 2012, certain information is presented as of the time this report is being filed, rather than as of December 31, 2012. In particular, except as expressly stated, the information in Item 1. Business, Item 1A. Risk Factors, Item 2. Properties and Item 3. Legal Proceedings, as well as information about prices of our common stock and dividends in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, is presented as of the time this report is being filed or as close to the time this report is filed as is practicable. Our business and financial condition at the date this report is filed is different from what our business and financial condition was as of December 31, 2012. We intend to file our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2013 and June 30, 2013 as soon as it is practical.

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

The delay in filing our periodic reports began with an announcement, on November 15, 2012, regarding our accounting review of our application of accounting principles related to the Company's sales of multiple element arrangements of MOCVD systems in certain transactions originating in 2009 and 2010. We conducted examinations of our MOCVD transactions to determine whether the revenue and related expenses were recognized in the appropriate accounting period. Subsequently, we expanded our accounting review to other relevant transactions of similar multiple element arrangements arising since 2009. In the course of our accounting review, we have examined more than 100 multiple element arrangements.

The primary focus of the Company's accounting review concerned whether the Company correctly interpreted and applied generally accepted accounting principles in the United States ("U.S. GAAP") relating to revenue recognition for multiple element arrangements as set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 104: Revenue Recognition, and ASC 605-25—Revenue Recognition: Multiple Element Arrangements (formerly known as EITF 00-21 and EITF 08-01), to certain sales of Veeco products.

We often enter into large orders with our customers consisting of several elements. For accounting purposes, these are called multiple element arrangements, and can include systems, upgrades, spare parts, service, as well as certain other items. Our accounting review examined the selected sales transactions to determine whether the Company appropriately: (1) identified all of the elements in its arrangements with customers; (2) determined the proper units of accounting as part of the arrangements; and (3) allocated the arrangements' consideration to each of the units of accounting under the applicable accounting standards. As a result of our accounting review we identified errors in the consolidated financial statements related to prior periods. The errors were primarily attributable to the misapplication of U.S. GAAP for recognizing revenue and related costs under multiple element arrangements and accounting for warranties. We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that these errors were not material, individually or in the aggregate, to our consolidated financial statements in this or any other prior periods. During the course of our review, we identified net cumulative errors which overstated cumulative net income from continuing operations through December 31, 2011 by $0.6 million. As a result, in 2012 we recorded adjustments to correct all prior periods resulting in a decrease in net income from continuing operations of $0.6 million.

While performing the foregoing accounting review, our Chief Executive Officer and the Chief Financial Officer supervised and participated in conducting an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon that evaluation, management identified material weaknesses in the Company's internal control over financial reporting and therefore management concluded that we did not maintain effective internal control over financial reporting through the date of this report based on the criteria established by COSO.

Notwithstanding the material weaknesses discussed in "Part II, Item 9a. Controls and Procedures" in this Report and based upon our accounting review performed during the delayed filing periods, our management has concluded that our consolidated financial statements included in this report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP.

VEECO INSTRUMENTS INC.

INDEX

PART I.

Item 1.    Business

The Company

Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco", the "Company", "we", "us", and "our", unless the context indicates otherwise) creates Process Equipment that enables technologies for a cleaner and more productive world. We design, manufacture and market equipment primarily sold to make light emitting diodes ("LED"s) and hard-disk drives, as well as for concentrator photovoltaics, power semiconductors, wireless components, and micro-electromechanical systems ("MEMS").

Veeco develops highly differentiated, "best-in-class" Process Equipment for critical performance steps. Our products feature leading technology, low cost-of-ownership and high throughput. Core competencies in advanced thin film technologies, over 200 patents, and decades of specialized process know-how helps us to stay at the forefront of these demanding industries.

Veeco's LED & Solar segment designs and manufactures metal organic chemical vapor deposition ("MOCVD") and molecular beam epitaxy ("MBE") systems and components sold to manufacturers of LEDs, wireless components, power semiconductors, and concentrator photovoltaics, as well as for R&D applications.

Veeco's Data Storage segment designs and manufactures systems used to create thin film magnetic heads ("TFMH"s) that read and write data on hard disk drives. These include ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and slicing, dicing and lapping systems. While our systems are primarily sold to hard drive customers, they also have applications in optical coatings, MEMS and magnetic sensors, and extreme ultraviolet ("EUV") lithography.

As of September 30, 2013, Veeco's approximately 780 employees support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., South Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Veeco Instruments Inc. was organized as a Delaware corporation in 1989.

Our Growth Strategy

Veeco's growth strategy consists of:

•
Providing differentiated Process Equipment to address customers' next generation product development roadmaps;

•
Investing to win through focused research and development spending in markets that we believe provide significant growth opportunities or are at an inflection point in Process Equipment requirements. Examples include LED, power semiconductor devices, MEMS, and organic light emitting diodes ("OLED");

•
Leveraging our world-class sales channel and local process applications support to build strong strategic relationships with technology leaders;

•
Expanding our portfolio of service products that improve the performance of our systems, including spare parts, upgrades and consumables to drive growth and improve customer satisfaction;

•
Combining outsourced and internal manufacturing strategies to flex manufacturing capacity through industry investment cycles; and

•
Pursuing partnerships and acquisitions to expand our product portfolio and accelerate our growth.

Business Overview and Industry Trends

General Introduction:    Our deposition, etch and other systems are applicable to the creation of a broad range of microelectronic components, including LEDs, TFMHs and compound semiconductor devices. Our customers who manufacture these devices invest in equipment in order to advance their next generation products and deliver more efficient and cost effective technology solutions.

Following the global recession in 2008-2009, Veeco experienced a rapid improvement in business conditions in late 2009 and 2010. Demand for Veeco's MOCVD equipment increased dramatically, primarily from customers in South Korea and Taiwan, as LEDs became the standard illumination for TV backlighting. Veeco also experienced a strong increase in demand for MOCVD from customers in China due to government funding of LED fabrication facility expansions throughout the region. Our revenue increased over 200% in 2010 and 5% in 2011 as a result of this unprecedented two year investment in MOCVD systems.

Beginning in the middle of 2011 and through the date of this Report in 2013, Veeco's MOCVD business declined significantly due to overcapacity in LED manufacturing. Veeco's total revenues declined 47% to $516.0 million in 2012, with its systems revenue declining 54%. However, due to a strong focus on expanding its offering of spare parts, upgrades and consumables, our services business grew 26% during 2012. As an indication of the continued weak business environment, Veeco's bookings for the first six months of 2013 and 2012 were $155.2 million and $215.9, respectively. The weak business environment has caused us to record a total expense for slow moving items in 2012 of approximately $9.6 million, which negatively impacted our gross margin for 2012. Furthermore, the Company has been experiencing significant pricing pressures in MOCVD due to the weak overall market conditions in LED throughout 2013.

The following is a review of our two business segments and the multi-year technology trends that impact each.

LED & Solar Business Overview and Trends:    We are a leading supplier of equipment used to create LEDs and concentrator solar cells. MOCVD and MBE technologies grow compound semiconductor materials (such as gallium nitride ("GaN"), gallium arsenide ("GaAs"), aluminum indium gallium phosphide("AlInGaP") and indium phosphide ("InP")) at the atomic scale. Epitaxy is the critical first step in compound semiconductor wafer fabrication and is considered to be the highest value added process, ultimately determining device functionality and performance.

The demand for MOCVD tools to grow GaN based materials (the thin films that convert energy to light) to make LEDs grew dramatically beginning in mid-2009, with industry shipments of MOCVD reactors growing from approximately 230 reactors in 2009, to approximately 800 reactors in 2010 and 700 in 2011. Established LED industry leaders in Taiwan, U.S., Europe, South Korea and Japan, as well as emerging players in China spurred by government incentives and economic development funding, invested heavily in MOCVD equipment to ramp LED capacity. Following this large investment, the LED industry entered an overcapacity situation, evidenced by low tool utilization rates being reported by many key global customers. As a result, new orders for MOCVD systems declined sharply in 2012, and we estimate that industry shipments of MOCVD reactors were approximately 240 in 2012. While utilization rates of our equipment in many customer facilities has improved in 2013 from prior trough levels in 2012, weak business conditions in MOCVD persist in 2013 and it is likely that MOCVD reactor shipments will decline again this year. In the short term, it is difficult for us to predict when the supply/demand of LEDs will return to equilibrium and when order rates for our MOCVD products will meaningfully recover.

While consumer electronics (e.g., cell phones, laptops, LED-TVs) have been the dominant end markets for LED technology over the past decade, and for which most of the new MOCVD capacity was installed, these applications are expected to reach saturation in the next few years. Conversely, the general lighting market is in its infancy, and we believe that thousands of additional MOCVD tools will be required as LEDs become widely adopted for this much larger market application.

As part of the shift toward more efficient energy use across the globe, we believe LED technology will play a key role in energy and cost savings in lighting. We see this opportunity as both vast and long term in nature given that LED lighting is just now beginning to penetrate the global lighting market. LED adoption is happening initially in outdoor, commercial and industrial lighting where high usage and lower efficiency make incumbent lighting costly. Further adoption across all forms of lighting is expected to occur in the coming years with rapidly declining LED costs, shortening payback periods versus conventional lighting technologies, and "ban-the-bulb" legislation now underway in more than 20 countries around the globe. In addition to the incandescent bulb phase-outs, many countries have begun to implement policies to accelerate adoption of LEDs. These include China's "10 cities 10,000 lights" program, South Korea's "20-60" plan targeting 60% penetration of lighting on a national level by 2020, and Japan's "Basic Energy Plan" with specific goals for energy efficient lighting. In March 2013, LED industry forecasters at Digitimes Research projected that LED lighting will represent about 38.6% of the total lighting market, and will be worth approximately $44.2 billion by 2015.

Future equipment and capital spending will continue to drive cost reduction in LED technology through larger wafers, automation and dedicated equipment to improve manufacturing yield and throughput for lighting class LED products. In order to maximize this opportunity, we introduced several new generations of MOCVD tools, including our TurboDisc® K-Series™ and MaxBright® MOCVD systems which provide customers with significant cost of ownership advantages when compared with alternative equipment. These activities enabled us to overtake our primary competitor in market share in 2012. We intend to continue to invest heavily in MOCVD research and development to accelerate lighting adoption and maintain our leadership position.

Another application for MOCVD is in the solar market. MOCVD equipment can also be used to manufacture high-efficiency triple junction solar cells, otherwise known as Concentrator Photovoltaic ("CPV"). Arsenide phosphide ("AsP") MOCVD is the technology of choice to build the critical compound semiconductor layers for the CPV device. Veeco currently sells a small number of MOCVD systems each year for this application. CPV Solar is emerging as a new technology niche with proof-of-concept scale installations (1 megawatt ("MW") or less), and in 2012 and 2013 multiple pilot production utility-scale projects are being developed around the world.

Power semiconductors are an emerging market opportunity for MOCVD equipment. While silicon-based transistors are the mainstream forms of power electronic devices today, GaN-on-Silicon ("Si") based power electronics developed on MOCVD tools can potentially deliver higher performance (i.e. higher efficiency and switching speed). Global industry leaders in power electronics are currently working on research and development programs to explore this new technology. GaN-on-Si based power devices have potential for information technology and consumer devices (e.g. power supplies, inverters), automotive (e.g. hybrid automobiles) and industrial applications (e.g. power distribution, rail transportation, wind turbines). Additionally, Veeco supports its customers around the globe that are developing GaN-on-Si based technology to potentially lower LED manufacturing costs by depositing thin film materials on silicon rather than sapphire substrates.

Veeco's MBE systems, sources and components are used to manufacture critical epilayers in applications such as solar cells, fiber-optics, mobile phones, radar systems and displays. Our business continues to be influenced by long-term market trends associated with the increasing demand for gallium arsenide ("GaAs") devices to support the adoption of smart phones within the larger mobile phone handset market. Each one of these complex devices contains an increasing number of power amplifiers or other compound semiconductor radio frequency ("RF") components. Due to industry consolidation and resulting overcapacity, our sales of MBE production tools have been declining for about a year. Veeco has put additional resources in place to improve our market share in sales of MBE systems to scientific research organizations and universities.

Data Storage Business Overview and Trends:    Worldwide storage demand continues to increase, driven by the proliferation of intelligent internet storage, cloud computing, and external storage. While much has been written about the competition hard disk drives ("HDDs") face from flash memory, we believe that HDDs will continue to provide the best value for mass storage and will remain at the forefront of large capacity storage applications. According to data storage research firm TrendFocus' February 2013 report, shipments of TFMHs, the HDD component that Veeco's equipment makes, are forecasted to grow at a compound annual growth rate of 6.2% from 2013 to 2017.

While technological change continues in data storage, the industry has gone through a period of maturation, including vertical integration and consolidation. A recovery in capital spending by our key data storage customers in 2010, combined with the successful introduction of several new deposition tools to advance areal density, enabled Veeco to report revenue growth in both 2010 and 2011. Natural disasters in Japan (tsunami) and Thailand (floods) caused major disruptions to the HDD supply chain in 2011. The floods in Thailand resulted in an unexpected increase in equipment orders for Veeco in the fourth quarter of 2011 as customers rebuilt lost capacity. This led to record levels of Data Storage revenue in the first half of 2012. However, this significant equipment investment, combined with industry consolidation and a slowdown in hard drive unit demand in mid-2012 due to weak global economic conditions, caused Veeco's hard drive customers to freeze capacity additions. So, for the full year of 2012, Veeco's Data Storage revenue was flat and orders were well below recent historical averages. Industry overcapacity and weak order rates have continued into 2013 and it is unclear when hard drive manufacturers will need to make significant investments in new equipment capacity.

Throughout industry cycles, Veeco continues to invest in developing systems to support advanced technologies such as heat assisted magnetic recording ("HAMR"). HAMR is a technology that magnetically records data on high-stability media using laser thermal assistance to first heat the material. HAMR takes advantage of high-stability magnetic compounds that can store single bits in a much smaller area than in current hard drive technology.

Veeco's Data Storage systems are also sold for applications in MEMS, magnetic sensors, optical coatings and also to manufacturers of EUV photomasks. Veeco has put in place new product development, marketing and sales strategies to grow the non-Data Storage applications for our technologies.

Our Products

We have two business segments, LED & Solar and Data Storage. Net sales for these business segments are illustrated in the following table (dollars in thousands):

	For the year ended December 31,
	2012	2011	2010
Segment Analysis
LED & Solar	$363,181	$827,797	$795,565
	70.4%	84.5%	85.5%
Data Storage	152,839	151,338	135,327
	29.6%	15.5%	14.5%
Total	$516,020	$979,135	$930,892

Please see note 11. Foreign Operations, Geographic Area and Product Segment Information to our Consolidated Financial Statements for additional information regarding our reportable segments and sales by geographic location.

LED & Solar

Metal Organic Chemical Vapor Deposition Systems ("MOCVD"):    We are the world's leading supplier of MOCVD technology. MOCVD production systems are used to make GaN-based devices (green and blue LEDs) and AsP-based devices (red, orange and yellow LEDs), which are used today in television and laptop backlighting, general illumination, large area signage, specialty illumination and many other applications. Our AsP MOCVD systems also are used to make high-efficiency concentrator photovoltaics. In 2011, we introduced the industry's first production-proven multi-chamber MOCVD system, the MaxBright, for high-volume production of LEDs. Veeco sells MOCVD systems in either single or multi-chamber configurations. In 2012, Veeco introduced the TurboDisc MaxBright M, MHP and K465i HP GaN MOCVD systems, the industry's highest productivity, highest footprint efficiency platforms for LED manufacturing.

Molecular Beam Epitaxy Systems ("MBE"):    MBE is the process of precisely depositing epitaxially aligned atomically thin crystal layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. For many compound semiconductors, MBE is the critical first step of the fabrication process, ultimately determining device functionality and performance. We provide MBE systems and components for the production of wireless devices (e.g. power amplifiers, high electron mobility transistors or hetero-junction bipolar transistors) and a broad array of compound semiconductor materials research applications.

Data Storage

Ion Beam Deposition ("IBD") Systems:    Our SPECTOR-HT™ IBD systems and NEXUS® IBD systems utilize ion beam technology to deposit precise layers of thin films. The NEXUS systems may be included on our cluster system platform to allow either parallel or sequential etch/deposition processes. IBD systems deposit high purity thin film layers and provide maximum uniformity and repeatability. In addition to IBD systems, we provide a broad array of ion beam sources. These technologies are applicable in the hard drive industry as well as for optical coatings and other end markets.

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

Diamond-Like Carbon ("DLC") Deposition Systems:    Our DLC deposition systems deposit protective coatings on advanced TFMHs.

Chemical Vapor Deposition ("CVD") Systems:    Our NEXUS CVD systems deposit conformal films for advanced TFMH applications.

Precision Lapping, Slicing, and Dicing Systems:    Our Optium® products generally are used in "back-end" applications in a data storage fabrication facility where TFMHs or "sliders" are fabricated. This equipment includes lapping tools, which enable precise material removal within three nanometers, which is necessary for next generation TFMHs. We also manufacture tools that slice and dice wafers into rowbars and TFMHs.

Optical Coatings:    Our SPECTOR-HT IBD system offers manufacturers improvements in target material utilization, optical endpoint control and process time for cutting-edge optical interference coating applications.

Service and Sales

We sell our products and services worldwide primarily through various strategically located sales and service facilities in the U.S., Europe and Asia Pacific, and we believe that our customer service organization is a significant factor in our success. In 2010 and 2011, we significantly expanded our footprint in Asia to bring training, technology support and R&D closer to our customers through new sites in China, Taiwan and South Korea. We provide service and support on a warranty, service contract or an individual service-call basis. We believe that offering timely support creates stronger relationships with customers and provides us with a significant competitive advantage. Revenues from the sale of parts, service and support represented approximately 21%, 9% and 7% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Parts and consumables sales represented approximately 17%, 7% and 5% of our net sales for those years, respectively, and service and support sales were 4%, 2% and 2%, respectively.

Customers

We sell our products to many of the world's major LED, solar and hard drive manufacturers as well as to customers in other industries, research centers, and universities. We rely on certain principal customers for a significant portion of our sales. Sales to Western Digital in our Data Storage segment accounted for more than 10% of Veeco's total net sales in 2012, Elec-Tech International Co. Ltd. and Sanan Optoelectronics in our LED and Solar segment each accounted for more than 10% of Veeco's total net sales in 2011 and LG Innotek Co. Ltd., Seoul OptoDevice Co. Ltd. and Sanan Optoelectronics in our LED and Solar segment each accounted for more than 10% of Veeco's total net sales in 2010. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business, prospects, financial condition and operating results could be materially and adversely affected.

Research and Development and Marketing

Our marketing, research and development functions are organized by business unit. We believe that this organizational structure allows each business unit manager to more closely monitor the products for which he is responsible, resulting in more efficient marketing and research and development. Our research and development activities take place at our facilities in Plainview, New York; Poughkeepsie, New York; Camarillo, California; Ft. Collins, Colorado; Somerset, New Jersey; St. Paul, Minnesota; Fremont, CA; and South Korea.

We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. We work collaboratively with our customers to help ensure our technology and product roadmaps are aligned with customer requirements.

Our research and development expenses were approximately $95.2 million, $96.6 million and $56.9 million, or approximately 18%, 10% and 6% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively. These expenses consisted primarily of salaries, project materials and other product development and enhancement costs.

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

Our backlog decreased to $150.2 million as of December 31, 2012 from $332.9 million as of December 31, 2011. During the year ended December 31, 2012, we recorded net backlog adjustments of approximately $58.5 million. The adjustments consisted of $42.0 million related to orders that no longer met our booking criteria, primarily due to contracts being extended past a twelve month delivery time frame, and $15.4 million of order cancellations and order adjustments of $1.1 million. Our backlog at September 30, 2013 remained relatively flat compared to December 31, 2012.

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

Some of our competitors include, but are not limited to: Aixtron; Canon Anelva Corporation; DCA Instruments; Leybold Optics; Oerlikon Balzers; Oxford Instruments; Toyo Nippon Sanso; and Riber.

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

Employees

As of September 30, 2013, we had approximately 780 employees and contractors support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., South Korea, Taiwan, China, Singapore, Japan, Europe and other locations. We had 159 in manufacturing and testing, 88 in sales and marketing, 155 in service and product support, 233 in engineering, research and development and 122 in information technology, general administration and finance. In addition, we also had 23 temporary employees/outside contractors.

As of December 31, 2012, we had approximately 853 employees, of which there were 161 in manufacturing and testing, 101 in sales and marketing, 173 in service and product support, 263 in engineering, research and development and 124 in information technology, general administration and finance. In addition, we also had 31 temporary employees/outside contractors, which support our variable cost strategy. The success of our future operations depends in large part on our ability to recruit and retain engineers, technicians and other highly-skilled professionals who are in considerable demand. We feel that we have adequate programs in place to attract, motivate and retain our employees. We plan to monitor industry practices to make sure that our compensation and employee benefits remain competitive. However, there can be no assurance that we will be successful in recruiting or retaining key personnel. We believe that our relations with our employees are good.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the "SEC"). The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. For quarterly and annual reports, only those reports that were required to be filed through December 31, 2012 are available as of the date of this report.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors—Financial—SEC Filings, through which investors can access our filings with the SEC, including our filed annual report on Form 10-K, filed quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These filings are posted to our website, as soon as reasonably practicable after we electronically file such material with the SEC. For quarterly and annual reports, only those reports that were required to be filed through December 31, 2012 are available as of the date of this report.

Item 1A.    Risk Factors

Risk Factors That May Impact Future Results

In addition to the other information set forth herein, the following risk factors should be carefully considered by shareholders of and potential investors in the Company.

Our operating results have been, and may continue to be, adversely affected by unfavorable market conditions.

Market conditions relative to the segments in which we operate have deteriorated significantly in many of the countries and regions in which we do business, and may remain depressed for the foreseeable future. Our MOCVD order volumes decreased significantly in the latter part of 2011, remained depressed through 2012 and 2013, and may continue to remain at low levels. Foreign government incentives designed to encourage the development of the LED industry have been curtailed, and the demand for our MOCVD products has softened. We have experienced and may continue to experience customer rescheduling and, to a lesser extent, cancellations of orders for our products. Continuing adverse market conditions relative to our products would negatively impact our business, and could result in:

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

Timing of market adoption of LED technology for general lighting is uncertain.

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

We generate a significant portion of our revenue in China. In recent years, the Chinese government has provided various incentives to encourage development of the LED industry, including subsidizing a significant portion of the purchase cost of MOCVD equipment. These subsidies have enabled and encouraged certain customers in this region to purchase more of our MOCVD equipment than these customers might have purchased without these subsidies. These subsidies have now been curtailed and are expected to further decline over time and may end at some point in the future. The further reduction or elimination of these incentives may result in a further reduction in future orders for our MOCVD equipment in this region which could materially and adversely affect our business, financial condition and results of operations.

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

Customer purchase orders are subject to cancellation or rescheduling by the customer, sometimes with limited or no penalties. Often, we have incurred expenses prior to such cancellation without adequate monetary compensation. We adjust our backlog for such cancellations, contract modifications, and delivery delays that result in a delivery period in excess of one year, among other items. The current and forecasted downturn in our MOCVD reporting unit could result in further increases in order cancellations and/or postponements.

We record a provision for excess and obsolete inventory based on historical and future usage trends and other factors including the consideration of the amount of backlog we have on hand at any particular point in time. If our backlog is canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the provision required for excess and obsolete inventory. A weaker than expected business environment has caused us to record a greater expense for slow moving items in 2012 compared to 2011 which negatively impacted our gross margin for 2012. In the future, if we determine that our inventory is overvalued, we will be required to recognize such costs in our financial statements at the time of such determination. In addition, we place orders with our suppliers based on our customers' orders to us. If our customers cancel their orders with us, we may not be able to cancel our orders with our suppliers and may be required to take a charge for these cancelled commitments to our suppliers. Any such charges could be material to our results of operations and financial condition.

Our failure to estimate customer demand accurately could result in excess or obsolete inventory and/or liabilities to our suppliers for products no longer needed, while manufacturing interruptions or delays could affect our ability to meet customer demand.

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

Our business depends in large part upon the capital expenditures of manufacturers in the LED markets, data storage markets, and other device markets. We are subject to the business cycles of these industries, the timing, length, and volatility of which are difficult to predict. These industries have historically been highly cyclical and have experienced significant economic downturns in the last decade. As a capital equipment provider, our revenues depend in large part on the spending patterns of these customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a portion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls may be limited. Downturns in one or more of these industries, including the current MOCVD and Data Storage downturn, have had and will likely have a material adverse effect on our business, financial condition and operating results. Alternatively, during periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and attract, hire, assimilate and retain a sufficient number of qualified people. We cannot give assurances that our net sales and operating results will not be adversely affected if our customers experience economic downturns or slowdowns in their businesses.

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

Our sales to LED and data storage manufacturers are highly dependent on these manufacturers' sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations.

The demand for LEDs and hard disk drives is highly dependent on sales of consumer electronics, such as flat-panel televisions and computer monitors, computers, tablets, digital video recorders, camcorders, MP3/4 players, smartphones, cell phones and other mobile devices. Manufacturers of LEDs and hard disk drives are among our largest customers and have accounted for a substantial portion of our revenues for the past several years. Factors that could influence the levels of spending on consumer electronic products include consumer confidence, access to credit, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have had and could continue to have a material adverse effect on the demand for our customers' products and, in turn, on our customers' demand for our products and services and on our financial condition and results of operations. Furthermore, manufacturers of LEDs have in the past overestimated their potential market share growth. If this growth is currently overestimated or is overestimated in the future, we may experience further cancellations of orders in backlog, rescheduling of customer deliveries, obsolete inventory and/or liabilities to our suppliers for products no longer needed.

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

Approximately 84%, 90%, and 90% of our net sales for the years ended 2012, 2011 & 2010, respectively were generated from sales outside of the United States. We expect sales from non-U.S. markets to continue to represent a significant, and possibly increasing, portion of our sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•
difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriation of earnings;

•
regional economic downturns, varying foreign government support, and unstable political environments;

•
political and social attitudes, laws, rules, regulations and policies within countries that favor domestic companies over non-domestic companies, including government-supported efforts to promote the development and growth of local competitors;

•
longer sales cycles and difficulty in collecting accounts receivable;

•
multiple, conflicting, and changing governmental laws and regulations, including import/export controls and other trade barriers;

•
reliance on various information systems and information technology to conduct our business, which may be vulnerable to cyber-attacks by third parties or breached due to employee error, misuse or other causes that could result in business disruptions, loss of or damage to intellectual property, transaction errors, processing inefficiencies, or other adverse consequences should our security practices and procedures prove ineffective, and

•
different customs and ways of doing business.

These challenges, many of which are associated with sales into China, may continue and recur again in the future, which could have a material adverse effect on our business. In addition, political instability, terrorism, acts of war or epidemics in regions where we operate may adversely affect or disrupt our business and results of operations.

Furthermore, products which are either manufactured in the United States or based on U.S. technology are subject to the United States Export Administration Regulations ("EAR") when exported to and re-exported from international jurisdictions, in addition to the local jurisdiction's export regulations applicable to individual shipments. Currently, our MOCVD deposition systems and certain of our other products are controlled for export under the EAR. Licenses or proper license exceptions may be required for the shipment of our products to certain countries. Obtaining an export license requires cooperation from the customer and customer-facility readiness, and can add time to the order fulfillment process. While we have generally been successful in obtaining export licenses in a timely manner, there can be no assurance that this will continue or that an export license can be obtained in each instance where it is required. If an export license is required but cannot be obtained, then we will not be permitted to export the product to the customer. The administrative processing, potential delay and risk of ultimately not obtaining an export license pose a particular disadvantage to us relative to our non-U.S. competitors who are not required to comply with U.S. export controls. Non-compliance with the EAR or other applicable export regulations could result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that any export regulatory body determines that any of our shipments violate applicable export regulations, we could be fined significant sums and/or our export capabilities could be restricted, which could have a material adverse impact on our business.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that we violated these or similar laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practices Act ("FCPA") and other laws that prohibit improper payments or offers of payments to foreign government officials, as defined by the statute, for the purpose of obtaining or retaining business. In addition, many of our customers have policies limiting or prohibiting us from providing certain types or amounts of entertainment, meals or gifts to their employees. It is our policy to implement safeguards to discourage these practices by our employees and representatives. However, our safeguards may prove to be ineffective and our employees, consultants, sales agents or distributors may engage in conduct for which we may be held responsible. Violations of the FCPA or similar laws or similar customer policies may result in severe criminal or civil sanctions or the loss of supplier privileges to a customer and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly.

We derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. As is typical in our industry, orders, shipments, and customer acceptances often occur during the last few weeks of a quarter. As a result, delay of only a week or two will determine which period revenue is reported in and can cause volatility in our revenue for a given reporting period. Our quarterly results have fluctuated significantly in the past, and we expect this trend to continue. If our orders, shipments, net sales or operating results in a particular quarter do not meet expectations, our stock price may be adversely affected.

We operate in industries characterized by rapid technological change.

All of our businesses are subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products in selecting which development programs to fund and pursue. Our financial results for the current year and in the future will depend to a great extent on the successful introduction of several new products, many of which require achieving increasingly stringent technical specifications. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or new technologies or in enhancing existing products.

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

We depend on a limited number of customers, located primarily in a limited number of regions, which operate in highly concentrated industries.

Our customer base is and has been highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Based on net sales, our five largest customers accounted for 34%, 41%, and 55% of our total net sales for the years ended 2012, 2011 and 2010, respectively. Customer consolidation activity involving some of our largest customers could result in an even greater concentration of our sales in the future.

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

Our customer base is also highly concentrated in terms of geography, and the majority of our sales are to customers located in a limited number of countries. In 2012, 55% of our total net sales were to customers located in China, Taiwan and South Korea alone. Dependence upon sales emanating from a limited number of regions increases our risk of exposure to local difficulties and challenges, such as those associated with regional economic downturns, political instability, fluctuating currency exchange rates, natural disasters, social unrest, pandemics, terrorism or acts of war. In addition, we may encounter challenges associated with political and social attitudes, laws, rules, regulations and policies within these countries that favor domestic companies over non-domestic companies, including customer- or government-supported efforts to promote the development and growth of local competitors. Our reliance upon customer demand arising primarily from a limited number of countries could materially adversely impact our future results of operations.

Our sales cycle is long and unpredictable.

Historically, we have experienced long and unpredictable sales cycles (the period between our initial contact with a potential customer and the time when we recognize revenue from that customer). Our sales cycle can range up to twelve months or longer. The timing of an order often depends on the capital expenditure budget cycle of our customers, which is completely out of our control. In addition, the time it takes us to build a product to customer specifications typically ranges from one to six months. When coupled with the fluctuating amount of time required for shipment, installation and final acceptance, our sales cycles often vary widely, and variations in length of this period can cause further fluctuations in our operating results. As a result of our lengthy sales cycle, we may incur significant research and development expenses and selling and general and administrative expenses before we generate revenues for these products. We may never generate the anticipated revenues if a customer cancels or changes plans. Variations in the length of our sales cycle could also cause our sales and, therefore, our cash flow and net income to fluctuate widely from period to period.

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

•
continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status, including potential loss of business opportunities;

•
additional significant time and expense required to complete our remaining filings and the process of maintaining the listing of our common stock on NASDAQ beyond the significant time and expense we have already incurred in connection with our accounting review to date;

•
continued distraction of our senior management team and our board of directors as we work to complete our remaining filings;

•
limitations on our ability to raise capital and make acquisitions; and

•
general reputational harm as a result of the foregoing.

If we continue to be unable to issue our financial statements in a timely manner, or if we are not able to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner, we will not be able to comply with the periodic reporting requirements of the SEC and the listing requirements of the NASDAQ stock exchange. We have been notified by the NASDAQ stock exchange that our common stock listing on the NASDAQ stock exchange could be suspended or terminated on or after November 4, 2013 if we have not filed all of our outstanding periodic reports with the SEC by that date. If our common stock listing on the NASDAQ stock exchange is suspended or terminated, or if our stock is removed as a component of certain stock market indices, our stock price could materially suffer. In addition, the Company or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities. Any or all of the foregoing could result in the commencement of stockholder lawsuits against the Company. Any such litigation, as well as any proceedings that could in the future arise as a result of our filing delay and the circumstances which gave rise to it, may be time consuming and expensive, may divert management attention from the conduct of our business, could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter, which may not be adequately covered by insurance.

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

•
the occurrence of major catastrophic events;

•
if we continue to be unable to file our required periodic reports in a timely manner with the SEC;

•
if our stock is suspended or terminated from trading on the NASDAQ stock exchange; and

•
if our stock is removed as a component from certain stock market indices.

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

Our inability to effectively manage these risks could materially and adversely affect our business, financial condition, and operating results. We are subject to many of these risks in connection with our recent acquisition of Synos.

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

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act and any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

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

We have adopted, and may in the future adopt, certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of our Company, any of which a holder of our common stock might not consider in the holder's best interest. These measures include:

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

New regulations related to conflict minerals will force us to incur additional expenses, and may make our supply chain more complex, and may result in damage to our relationships with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Given the complexity of our supply chain, we may not be able to ascertain the origins of these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters and our principal product development and marketing, manufacturing, research and development and training facilities, as well as the approximate size and the segments which utilize such facilities, are:

Owned Facilities Location	Approximate Size (sq. ft.)	Mortgaged	Use
Plainview, NY	80,000	No	Data Storage and Corporate Headquarters
Somerset, NJ	80,000	No	LED & Solar
Somerset, NJ	38,000	No	LED & Solar
St. Paul, MN(1)	111,000	Yes	LED & Solar
Yongin-city, South Korea	56,000	No	Sales Office, Customer Training Center & R&D Center

Leased Facilities Location	Approximate Size (sq. ft.)	Lease Expires	Use
Camarillo, CA	23,000	2015	Data Storage
Fort Collins, CO	26,000	2018	Data Storage
Peabody, MA	30,000	2014	Held for Sublease
Somerset, NJ	14,000	2014	LED & Solar
Poughkeepsie, NY	9,000	2015	LED & Solar
Kingston, NY	44,000	2018	LED & Solar
Shanghai, China(2)	18,700	2014	Customer Training Center
Hsinchu City, Taiwan	13,500	2015	Sales Office, Process Development, & Customer Training Center

(1)
Our LED & Solar segment utilizes approximately 95,000 square feet of this facility. The balance is available for expansion.

(2)
We have the option to renew this lease for two consecutive two year terms and also have the option to purchase this facility.

The St. Paul, Minnesota facility is subject to a mortgage which, as of December 31, 2012, had an outstanding balance of $2.4 million. We also lease small offices in Santa Clara, California and Edina, Minnesota for sales and service. Our foreign sales and service subsidiaries lease office space in Germany, Japan, South Korea, Malaysia, Singapore, Thailand, Philippines and China. We believe our facilities are adequate to meet our current needs.

Item 3.    Legal Proceedings

Environmental

Under certain circumstances, we could have been obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at our Plainview, New York facility. We are indemnified by the former owner for any liabilities we may incur in excess of $250,000 with respect to any such remediation. No comprehensive plan has been required to date. Even without consideration of such indemnification, we did not believe that any material loss or expense was probable in connection with any remediation plan that may be proposed. We reevaluated this exposure and concluded that there is no longer any potential exposure from this matter.

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

The former owner of the land and building in Santa Barbara, California in which our former Metrology operations were located (which business was sold to Bruker Corporation ("Bruker") on October 7, 2010), has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that was part of the purchase contract relating to the purchase of such land provides adequate protection against any environmental issues that may arise. We have provided Bruker with similar indemnification as part of the sale.

Non-Environmental

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma. The plaintiff in the lawsuit, Patrick Colbus, seeks unspecified damages and asserts claims that he suffered burns and other injuries while he was cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco. The lawsuit alleges, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. Although Veeco believes this lawsuit is without merit and intends to defend vigorously against the claims, and although Veeco maintains insurance which may apply to this matter, the lawsuit could result in substantial costs, divert management's attention and resources from our operations and negatively affect our public image and reputation.

We are involved in various other legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

  Not Applicable

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ National Market under the symbol "VECO." The 2012 and 2011 high and low closing bid prices by quarter are as follows:

	2012		2011
	High	Low	High	Low
First Quarter	$33.40	$21.46	$52.70	$42.82
Second Quarter	36.97	26.54	57.59	46.47
Third Quarter	38.11	30.00	47.21	24.40
Fourth Quarter	31.52	26.89	29.20	20.80

On October 24, 2013, the closing bid price for our common stock on the NASDAQ National Market was $31.08 and we had 120 shareholders of record.

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

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ASSUMES $100 INVESTED ON DEC. 31, 2007
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31

	2007	2008	2009	2010	2011	2012
Veeco Instruments Inc.	100.00	37.96	197.84	257.25	124.55	176.59
S&P Smallcap 600	100.00	68.93	86.55	109.32	110.43	128.46
PHLX Semiconductor	100.00	64.12	101.17	115.04	116.92	139.17
RDG MidCap Technology	100.00	48.67	80.21	101.25	86.44	86.44

Item 6.    Selected Consolidated Financial Data

The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$516,020	$979,135	$930,892	$282,262	$302,067

Operating income (loss) from continuing operations	37,212	276,259	303,253	7,631	(44,055)

Income (loss) from continuing operations net of income taxes	26,529	190,502	277,176	(1,777)	(48,748)
Income (loss) from discontinued operations net of income taxes	4,399	(62,515)	84,584	(13,855)	(26,673)
Net loss attributable to noncontrolling interest	—	—	—	(65)	(230)

Net income (loss) attributable to Veeco	$30,928	$127,987	$361,760	$(15,567)	$(75,191)

Income (loss) per common share attributable to Veeco:
Basic:
Continuing operations	$0.69	$4.80	$7.02	$(0.05)	$(1.55)
Discontinued operations	0.11	(1.57)	2.14	(0.43)	(0.85)

Income (loss)	$0.80	$3.23	$9.16	$(0.48)	$(2.40)

Diluted :
Continuing operations	$0.68	$4.63	$6.52	$(0.05)	$(1.55)
Discontinued operations	0.11	(1.52)	1.99	(0.43)	(0.85)

Income (loss)	$0.79	$3.11	$8.51	$(0.48)	$(2.40)

Weighted average shares outstanding:
Basic	38,477	39,658	39,499	32,628	31,347
Diluted	39,051	41,155	42,514	32,628	31,347

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$384,557	$217,922	$245,132	$148,500	$102,521
Short-term investments	192,234	273,591	394,180	135,000	—
Restricted cash	2,017	577	76,115	—	—
Working capital	632,197	587,076	640,139	317,317	168,528
Goodwill	55,828	55,828	52,003	52,003	51,741
Total assets	937,304	936,063	1,148,034	605,372	429,541
Long-term debt (including current installments)	2,406	2,654	104,021	101,176	98,526
Total equity	811,212	760,520	762,512	359,059	225,026

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco", the "Company", "we", "us", and "our", unless the context indicates otherwise) creates Process Equipment that enables technologies for a cleaner and more productive world. We design, manufacture and market equipment primarily sold to make LEDs and hard-disk drives, as well as for concentrator photovoltaics, power semiconductors, wireless components, and micro-electromechanical systems ("MEMS").

Veeco develops highly differentiated, "best-in-class" Process Equipment for critical performance steps. Our products feature leading technology, low cost-of-ownership and high throughput. Core competencies in advanced thin film technologies, over 200 patents, and decades of specialized process know-how helps us to stay at the forefront of these demanding industries.

Veeco's LED & Solar segment designs and manufactures metal organic chemical vapor deposition ("MOCVD") and molecular beam epitaxy ("MBE") systems and components sold to manufacturers of LEDs, wireless components, power semiconductors, and concentrator photovoltaics, as well as to R&D applications.

Veeco's Data Storage segment designs and manufactures systems used to create thin film magnetic heads ("TFMH"s) that read and write data on hard disk drives. These include ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and slicing, dicing and lapping systems. While our systems are primarily sold to hard drive customers, they also have applications in optical coatings, MEMS and magnetic sensors, and extreme ultraviolet ("EUV") lithography.

As of September 30, 2013, Veeco's approximately 780 employees support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., South Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Veeco Instruments Inc. was organized as a Delaware corporation in 1989.

Summary of Results for 2012

Selected financial highlights include:

•
Revenue decreased 47.3% to $516.0 million in 2012 from $979.1 million in 2011. LED & Solar revenues decreased 56.1% to $363.2 million from $827.8 million in 2011. Data Storage revenues increased 1.0% to $152.8 million from $151.3 million in 2011;

•
Orders were down 52.1%, to $391.9 million in 2012, compared to $817.9 million in 2011;

•
Our gross margin decreased, to 41.7%, in 2012 compared to 48.4% for 2011. Gross margins in LED & Solar decreased from 48.0% in 2011 to 40.9%. Data Storage gross margins also decreased from 50.7% to 43.7%.

•
Our selling, general and administrative expenses decreased to $73.1 million, from $95.1 million in 2011. Selling, general and administrative expenses were 14.2% of net sales in 2012, compared with 9.7% in 2011;

•
Our research and development expenses decreased to $95.2 million from $96.6 million in 2011. Research and development expenses were 18.4% of net sales in 2012, compared with 9.9% in 2011;

•
Net income from continuing operations in 2012 was $26.5 million compared to $190.5 million in 2011;

•
Diluted net income from continuing operations per share was $0.68 compared to $4.63 in 2011.

Business Highlights of 2012

Veeco's 2012 revenues of $516.0 million were the lowest level since 2009, primarily due to the equipment overcapacity situation in the LED industry. All of Veeco's end markets were negatively impacted by the weak global economy and our customers' hesitancy to add manufacturing capacity. A bright spot for the Company in 2012 was the growth of our services business from $97 million to $123 million, a 27% increase. One of Veeco's top goals for 2012 was to grow our services business in both the LED & Solar and Data Storage segments, as we see this as a way to not only grow revenues but to also improve customer satisfaction. Other key accomplishments for the Company in 2012 included:

•
We maintained or gained market share in all of our core technologies;

•
We penetrated new markets (such as MEMS, power electronics, and OLED) and shipped tools to new customers in all key regions;

•
We delivered on our target for shipments, met our annual guidance of more than $500 million in revenue and generated approximately $87 million in cash, cash equivalents and short-term investments;

•
We effectively managed operations and moved quickly in response to changing business conditions.

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

Results of Operations

Out of Period Adjustment

As a result of our accounting review we identified errors in the consolidated financial statements related to prior periods. The errors were primarily attributable to the misapplication of U.S. GAAP for recognizing revenue and related costs under multiple element arrangements and accounting for warranties. We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that these errors were not material, individually or in the aggregate, to our consolidated financial statements in this or any other prior periods. During the course of our review, we identified net cumulative errors which overstated cumulative net income from continuing operations through December 31, 2011 by $0.6 million. As a result, in 2012 we recorded adjustments to correct all prior periods resulting in a decrease in income from continuing operations of $0.6 million.

Years Ended December 31, 2012 and 2011

The following table shows our Consolidated Statements of Income, percentages of sales and comparisons between 2012 and 2011 (dollars in thousands):

	Year ended December 31,
					Dollar and Percentage Change Year to Year
	2012		2011
Net sales	$516,020	100.0%	$979,135	100.0%	$(463,115)	(47.3)%
Cost of sales	300,887	58.3%	504,801	51.6%	(203,914)	(40.4)%

Gross profit	215,133	41.7%	474,334	48.4%	(259,201)	(54.6)%

Operating expenses (income):
Selling, general and administrative	73,110	14.2%	95,134	9.7%	(22,024)	(23.2)%
Research and development	95,153	18.4%	96,596	9.9%	(1,443)	(1.5)%
Amortization	4,908	1.0%	4,734	0.5%	174	3.7%
Restructuring	3,813	0.7%	1,288	0.1%	2,525	196.0%
Asset impairment	1,335	0.3%	584	0.1%	751	128.6%
Other, net	(398)	(0.1)%	(261)	(0.0)%	(137)	52.5%

Total operating expenses	177,921	34.5%	198,075	20.2%	(20,154)	(10.2)%

Operating income	37,212	7.2%	276,259	28.2%	(239,047)	(86.5)%

Interest income (expense), net	974	0.2%	(824)	(0.1)%	1,798	*
Loss on extinguishment of debt	—	0.0%	(3,349)	(0.3)%	3,349	*

Income from continuing operations before income taxes	38,186	7.4%	272,086	27.8%	(233,900)	(86.0)%
Income tax provision	11,657	2.3%	81,584	8.3%	(69,927)	(85.7)%

Income from continuing operations	26,529	5.1%	190,502	19.5%	(163,973)	(86.1)%

Discontinued operations:
Income (loss) from discontinued operations before income taxes	6,269	1.2%	(91,885)	(9.4)%	98,154	*
Income tax provision (benefit)	1,870	0.4%	(29,370)	(3.0)%	31,240	*

Income (loss) from discontinued operations	4,399	0.9%	(62,515)	(6.4)%	66,914	*

Net income	$30,928	6.0%	$127,987	13.1%	$(97,059)	(75.8)%

*
Not Meaningful

Net Sales and Orders

Net sales of $516.0 million for the year ended December 31, 2012, were down 47.3% compared to 2011. The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	For the year ended December 31,
			Dollar and Percentage Change Year to Year
	2012	2011
Segment Analysis
LED & Solar	$363,181	$827,797	$(464,616)	(56.1)%
Data Storage	152,839	151,338	1,501	1.0%

Total	$516,020	$979,135	$(463,115)	(47.3)%

Regional Analysis
Asia Pacific	$390,995	$820,883	$(429,888)	(52.4)%
United States(1)	83,317	100,635	(17,318)	(17.2)%
Europe, Middle East and Africa	41,708	57,617	(15,909)	(27.6)%

Total	$516,020	$979,135	$(463,115)	(47.3)%

(1)
Less than 1%, of sales included within the United States caption above has been derived from other regions within the Americas.

By segment, LED & Solar sales decreased 56.1% in 2012 primarily due to a 62.0% decrease in MOCVD reactor shipments from the prior year as a result of industry overcapacity following over two years of strong customer investments. Data Storage sales increased slightly by 1.0%, primarily due to an increase in shipments to replace equipment destroyed by flooding in customer facilities in Thailand offset by reduced demand due to our customers' hesitancy to add manufacturing capacity during weak global economic conditions. LED & Solar sales represented 70.4% of total sales for the year ended December 31, 2012, down from 84.5% in the prior year. Data Storage sales accounted for 29.6% of net sales, up from 15.5% in the prior year. By region, net sales decreased by 52.4% in Asia Pacific ("APAC"), primarily due to lower MOCVD sales to LED customers. Sales in the Americas and Europe, Middle East and Africa ("EMEA") also decreased 17.2% and 27.6%, respectively, due to reduced end market demand resulting from the weak global economy. We believe that there will continue to be year-to-year variations in the geographic distribution of sales.

Orders in 2012 decreased 52.1% compared to 2011, primarily attributable to a 53.1% decrease in LED & Solar orders that were principally driven by a decline in MOCVD bookings due to industry overcapacity. After hitting a peak in the second quarter of 2011, Veeco's bookings slowed dramatically in the second half of 2011 which continued throughout 2012. Data Storage orders decreased 48.1% as strong prior year orders from hard drive customers recovering from the flood in Thailand resulted in those customers being over-invested in capacity. In addition, the industry appears to have frozen further investments as end-user hard drive demand has slowed.

Our book-to-bill ratio for 2012, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.76 to 1 compared to 0.84 to 1 in 2011. Our backlog as of December 31, 2012 was $150.2 million, compared to $332.9 million as of December 31, 2011. During the year ended December 31, 2012, we recorded net backlog adjustments of approximately $58.5 million. The adjustments consisted of $42.0 million related to orders that no longer met our booking criteria, primarily due to contracts being extended past a twelve month delivery time frame, and $15.4 million of order cancellations and order adjustments of $1.1 million. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of December 31, 2012 and 2011, we had deposits of $32.7 million and $57.1 million, respectively.

Gross Profit

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2012	2011
Gross profit	$215,133	$474,334	$(259,201)	(54.6)%
Gross margin	41.7%	48.4%

Gross profit was $215.1 million or 41.7% for 2012 compared to $474.3 million or 48.4% in 2011. The weak business environment has caused us to record a total expense for slow moving items in 2012 of approximately $9.6 million, which negatively impacted our gross margin for 2012.

LED & Solar gross margins decreased to 40.9% from 48.0% in the prior year, primarily due to a significant decrease in sales volumes, lower average selling prices and fewer final acceptances partially offset by lower plant and service spending associated with reduced volumes and cost reductions in response to lower business levels. Data Storage gross margins decreased to 43.7% from 50.7% in the prior year, primarily due to a sales mix of lower margin products. We anticipate a continuing weak business environment resulting in persistent selling price pressure in our MOCVD business.

Operating Expenses

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2012	2011
Selling, general and administrative	$73,110	$95,134	$(22,024)	(23.2)%
Percentage of sales	14.2%	9.7%

Selling, general and administrative expenses decreased by $22.0 million or 23.2%, from the prior year primarily due to lower commissions and bonus and profit sharing expenses from the reduced level of business in each of our segments. In addition our cost control measures put into place throughout the year resulting in lower personnel-related costs, travel and entertainment expense, professional consulting fees and other discretionary expenses. Selling, general and administrative expenses were 14.2% of net sales in 2012, compared with 9.7% of net sales in the prior year.

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2012	2011
Research and development	$95,153	$96,596	$(1,443)	(1.5)%
Percentage of sales	18.4%	9.9%

Research and development expense decreased $1.4 million or 1.5% from the prior year. The Company continued to invest, at approximately the prior year levels, in the development of products in areas of high-growth for end market opportunities in our LED & Solar segment. As a percentage of net sales, research and development expense increased to 18.4% from 9.9% in the prior year.

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2012	2011
Amortization	$4,908	$4,734	$174	3.7%
Percentage of sales	1.0%	0.5%

Amortization expense increased $0.2 million from the prior year, primarily due to additional amortization associated with intangible assets acquired as part of our acquisition of a privately held company during the second quarter of 2011, partially offset by certain intangible assets becoming fully amortized.

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2012	2011
Restructuring	$3,813	$1,288	$2,525	196.0%
Percentage of sales	0.7%	0.1%

During 2012, we took measures to improve profitability, including a reduction in discretionary expenses, realignment of our senior management team and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded a $3.8 million restructuring charge consisting of $3.0 million in personnel severance and related costs, $0.4 million in equity compensation and related costs and $0.4 million in other severance costs resulting from a headcount reduction of 52 employees. During 2011, we recorded $1.3 million in personnel severance and related costs related to a companywide reorganization resulting in a headcount reduction of 65 employees. These reductions in workforce included executives, management, administration, sales and service personnel and manufacturing employees companywide.

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2012	2011
Asset Impairment	$1,335	$584	$751	128.6%
Percentage of sales	0.3%	0.1%

During 2012, we recorded an asset impairment charge of $1.3 million related to a license agreement in our Data Storage segment. During 2011, we recorded a $0.6 million asset impairment charge for property, plant and equipment related to the discontinuance of a certain product line in our LED & Solar segment.

Interest Income (Expense), Net

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2012	2011
Interest income (expense), net	$974	$(824)	$1,798	*
Percentage of sales	0.2%	(0.1)%

*
Not Meaningful

Interest income, net for 2012 was $1.0 million, comprised of $2.5 million in cash interest income, partially offset by $0.2 million in cash interest expense and $1.3 million in non-cash interest expense relating to net amortization of our short-term investments. Interest expense, net for 2011 was $0.8 million, comprised of $1.4 million in cash interest expense, $1.9 million in non-cash interest expense relating to net amortization of our short-term investments and $1.3 million in non-cash interest expense relating to our convertible debt, which was retired during the first half of 2011 creating a loss on extinguishment of approximately $3.3 million. Interest expense in 2011 was partially offset by $3.8 million in interest income earned on our cash and short-term investment balances. The non-cash interest expense is related to accounting rules that requires a portion of convertible debt to be allocated to equity in 2011 and accretion of debt discounts and amortization of debt premiums related to our short-term investments in 2012 and 2011.

Income Taxes

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2012	2011
Income tax provision	$11,657	$81,584	$(69,927)	(85.7)%
Effective tax rate	30.5%	30.0%

The income tax provision attributable to continuing operations for the year ended December 31, 2012 was $11.7 million or 30.5% of income from continuing operations before income taxes compared to $81.6 million or 30.0% of income from continuing operations before income taxes in the prior year. The 2012 provision for income taxes included $8.3 million relating to our foreign operations and $3.4 million relating to our domestic operations. The 2011 provision for income taxes included $9.6 million relating to our foreign operations and $72.0 million relating to our domestic operations. Our 2012 effective tax rate is lower than the statutory rate as a result of the jurisdictional mix of earnings in our foreign locations and other favorable tax benefits including the Domestic Production Activities Deduction and an adjustment for the Research and Development Credit related to the filing of our 2011 Federal income tax return.

During the fourth quarter of 2012, the Company determined that it may not meet the criteria required to receive a certain incentive tax rate pursuant to a negotiated tax holiday in one foreign jurisdiction. Although the Company is continuing to negotiate the criteria for the incentive, for financial reporting purposes the Company has recorded an additional tax provision of $4.0 million which represents the cumulative effect of calculating the tax provision using the incentive tax rate as compared to the foreign country's statutory rate. As such amount is not expected to be paid within twelve months, the Company has recorded the $4.0 million as a long term taxes payable. If the Company successfully renegotiates the incentive criteria, this additional tax provision could be reversed as a future benefit in the period in which the successful negotiations are finalized.

Discontinued Operations

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2012	2011
Income (loss) from discontinued operations before income taxes	$6,269	$(91,885)	$98,154	*
Income tax provision (benefit)	1,870	(29,370)	31,240	*

Income (loss) from discontinued operations	$4,399	$(62,515)	$66,914	*

*
Not Meaningful

Discontinued operations represent the results of the operations of our disposed Metrology segment, which was sold to Bruker on October 7, 2010, and our CIGS solar systems business, which was discontinued on September 27, 2011, reported as discontinued operations. The 2012 results included a $1.4 million gain ($1.1 million net of taxes) on the sale of the assets of discontinued segment held for sale and a $5.4 million gain ($4.1 million net of taxes) associated with the closing of the China Assets with Bruker. The 2011 results reflect an operational loss before taxes of $1.6 million related to the Metrology segment and an operational loss before taxes of $90.3 million related to the CIGS solar systems business.

Years Ended December 31, 2011 and 2010

The following table shows our Consolidated Statements of Income, percentages of sales and comparisons between 2011 and 2010 (dollars in thousands):

	Year ended December 31,
					Dollar and Percentage Change Year to Year
	2011		2010
Net sales	$979,135	100.0%	$930,892	100.0%	$48,243	5.2%
Cost of sales	504,801	51.6%	481,407	51.7%	23,394	4.9%

Gross profit	474,334	48.4%	449,485	48.3%	24,849	5.5%

Operating expenses (income):
Selling, general and administrative	95,134	9.7%	87,250	9.4%	7,884	9.0%
Research and development	96,596	9.9%	56,948	6.1%	39,648	69.6%
Amortization	4,734	0.5%	3,703	0.4%	1,031	27.8%
Restructuring	1,288	0.1%	(179)	(0.0)%	1,467	*
Asset impairment	584	0.1%	—	0.0%	584	*
Other, net	(261)	(0.0)%	(1,490)	(0.2)%	1,229	(82.5)%

Total operating expenses	198,075	20.2%	146,232	15.7%	51,843	35.5%

Operating income	276,259	28.2%	303,253	32.6%	(26,994)	(8.9)%

Interest expense, net	(824)	(0.1)%	(6,572)	(0.7)%	5,748	(87.5)%
Loss on extinguishment of debt	(3,349)	(0.3)%	—	0.0%	(3,349)	*

Income from continuing operations before income taxes	272,086	27.8%	296,681	31.9%	(24,595)	(8.3)%
Income tax provision	81,584	8.3%	19,505	2.1%	62,079	318.3%

Income from continuing operations	190,502	19.5%	277,176	29.8%	(86,674)	(31.3)%

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(91,885)	(9.4)%	129,776	13.9%	(221,661)	*
Income tax (benefit) provision	(29,370)	(3.0)%	45,192	4.9%	(74,562)	*

(Loss) income from discontinued operations	(62,515)	(6.4)%	84,584	9.1%	(147,099)	*

Net income	$127,987	13.1%	$361,760	38.9%	$(233,773)	(64.6)%

*
Not Meaningful

Net Sales and Orders

Net sales of $979.1 million for the year ended December 31, 2011, were up 5.2% compared to 2010. The following is an analysis of sales and orders by segment and by region (dollars in thousands):

	Sales
	For the year ended December 31,
			Dollar and Percentage Change Year to Year
	2011	2010
Segment Analysis
LED & Solar	$827,797	$795,565	$32,232	4.1%
Data Storage	151,338	135,327	16,011	11.8%

Total	$979,135	$930,892	$48,243	5.2%

Regional Analysis
APAC	$820,883	$746,134	$74,749	10.0%
United States(1)	100,635	92,646	7,989	8.6%
EMEA	57,617	92,112	(34,495)	(37.4)%

Total	$979,135	$930,892	$48,243	5.2%

(1)
Less than 1%, of sales included within the United States caption above has been derived from other regions within the Americas.

By segment, LED & Solar sales increased 4.1% in 2011 primarily due to increases in shipments of our newest systems as compared to 2010 (3.9% increase in MOCVD reactor shipments from 2010) as a result of the high demand which slowed by the beginning of the second half 2011 for LED applications. Data Storage sales also increased 11.8%, primarily as a result of an increase in capital spending by data storage customers for capacity and technology buys. LED & Solar sales represented 84.5% of total sales for the year ended December 31, 2011, down from 85.5% in the prior year. Data Storage sales accounted for 15.5% of net sales, up from 14.5% in the prior year. By region, net sales increased by 10.0% in Asia Pacific, primarily due to MOCVD sales to LED customers. In addition, sales in the Americas increased 8.6% and sales in EMEA decreased 37.4%. We believe that there will continue to be year-to-year variations in the geographic distribution of sales.

Orders in 2011 decreased 27.1% compared to 2010, primarily attributable to a 32.8% decrease in LED & Solar orders that were principally driven by a mid-year deterioration due to oversupply in the LED market, slowing orders dramatically in the third and fourth quarters after hitting a peak in the second quarter of 2011. Data Storage orders increased 9.0% from the continued increase in our customers' capital spending for capacity and technology buys.

Our book-to-bill ratio for 2011, which is calculated by dividing orders received in a given time period by revenue recognized in the same time period, was 0.84 to 1 compared to 1.20 to 1 in 2010. Our backlog as of December 31, 2011 was $332.9 million, compared to $535.4 million as of December 31, 2010. During the year ended December 31, 2011, we experienced a net backlog adjustment of approximately $41.4 million. The adjustment consisted of $38.1 million of order cancellations and $3.3 million related to other order adjustments. During the year ended December 31, 2011, we had a positive adjustment related to foreign currency translation of $0.1 million. For certain sales arrangements we require a deposit for a portion of the sales price before shipment. As of December 31, 2011 and 2010 we had deposits of $57.1 million and $129.2 million, respectively.

Gross Profit

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2011	2010
Gross profit	$474,334	$449,485	$24,849	5.5%
Gross margin	48.4%	48.3%

Gross profit was $474.3 million or 48.4% for 2011 compared to $449.5 million or 48.3% in 2010. LED & Solar gross margins decreased to 48.0% from 48.3% in the prior year, primarily due to higher overhead costs, service support spending and a $0.8 million inventory write-off, which was included in Cost of sales, partially offset by increases in volume, favorable product mix and lower average material costs. Data Storage gross margins increased to 50.7% from 48.4% in the prior year due to increased sales volume and a favorable product mix, partially offset by higher overhead costs and service support spending.

Operating Expenses

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2011	2010
Selling, general and administrative	$95,134	$87,250	$7,884	9.0%
Percentage of sales	9.7%	9.4%

Selling, general and administrative expenses increased by $7.9 million or 9.0%, from the prior year primarily to support the increased level of business in our LED & Solar segment. Selling, general and administrative expenses were 9.7% of net sales in 2011, compared with 9.4% of net sales in the prior year.

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2011	2010
Research and development	$96,596	$56,948	$39,648	69.6%
Percentage of sales	9.9%	6.1%

Research and development expense increased $39.6 million or 69.6% from the prior year, primarily due to continued product development in areas of high-growth for end market opportunities in our LED & Solar segment. As a percentage of net sales, research and development expense increased to 9.9% from 6.1% in the prior year.

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2011	2010
Amortization	$4,734	$3,703	$1,031	27.8%
Percentage of sales	0.5%	0.4%

Amortization expense increased $1.0 million from the prior year, primarily resulting from the increase in intangible assets as a result of our acquisition of a privately held company that occurred during the second quarter of 2011.

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2011	2010
Restructuring	$1,288	$(179)	$1,467	*
Percentage of sales	0.1%	0.0%

*
Not Meaningful

Restructuring expense of $1.3 million for the year ended December 31, 2011, consisted of personnel severance costs associated with the company-wide reduction of approximately 65 employees in our workforce. Restructuring credit of $0.2 million for the year ended December 31, 2010, was attributable to a change in estimate in our Data Storage segment.

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2011	2010
Asset Impairment	$584	$—	$584	*
Percentage of sales	0.1%	0.0%

During 2011, the Company recorded a $0.6 million asset impairment charge related to the disposal of equipment associated with the discontinuance of a certain product line in our LED & Solar segment.

Interest Expense, Net

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2011	2010
Interest expense, net	$(824)	$(6,572)	$5,748	(87.5)%
Percentage of sales	(0.1)%	(0.7)%

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

Income Taxes

	Year ended December 31,
			Dollar and Percentage Change Year to Year
(dollars in thousands)	2011	2010
Income tax provision	$81,584	$19,505	$62,079	318.3%
Effective tax rate	30.0%	6.6%

The income tax provision attributable to continuing operations for the year ended December 31, 2011 was $81.6 million or 30.0% of income from continuing operations before income taxes compared to $19.5 million or 6.6% of income from continuing operations before income taxes in the prior year. The 2011 provision for income taxes included $9.6 million relating to our foreign operations and $72.0 million relating to our domestic operations. The 2010 provision for income taxes included $8.0 million relating to our foreign operations and $11.5 million relating to our domestic operations. Our 2010 effective tax rate was lower than our 2011 effective tax rate as a result of the utilization of our domestic net operating loss and tax credit carry forwards due to the reversal of our valuation allowance during 2010. Our 2011 effective tax rate is lower than the statutory rate as a result of the jurisdictional mix of earnings in our foreign locations, which impacted the effective tax rate by approximately 1.9%, and other favorable tax benefits including the Domestic Production Activities Deduction and the Research and Development Credit, which impacted the effective tax rate by approximately 3.4%.

Discontinued Operations

	Year ended December 31,
			Dollar and Percentage Change Year to Year
	2011	2010
(dollars in thousands)
(Loss) income from discontinued operations before income taxes	$(91,885)	$129,776	$(221,661)	*
Income tax (benefit) provision	(29,370)	45,192	(74,562)	*

(Loss) income from discontinued operations	$(62,515)	$84,584	$(147,099)	*

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

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2012 was $384.6 million. This amount represents an increase of $166.6 million from December 31, 2011. We also had short-term investments and restricted cash of $192.2 million and $2.0 million, respectively, as of December 31, 2012. A summary of the current year cash flow activity is as follows (in thousands):

	Year ended December 31,
	2012	2011
Net income	$30,928	$127,987

Net cash provided by operating activities	$111,963	115,442
Net cash provided by investing activities	48,321	106,294
Net cash provided by (used in) financing activities	5,555	(249,935)
Effect of exchange rate changes on cash and cash equivalents	796	989

Net increase (decrease) in cash and cash equivalents	166,635	(27,210)
Cash and cash equivalents as of beginning of year	217,922	245,132

Cash and cash equivalents as of end of year	$384,557	$217,922

Cash provided from operations during 2012 was relatively flat compared to 2011 despite the $97.1 million reduction in net income and the prior year benefit of $44.4 million from non-cash items from discontinued operations and $11.3 million in deferred taxes. Changes in operating assets and liabilities contributed $56.3 million in positive cash flows for 2012 compared to the utilization of $88.7 million in cash during 2011, resulting in a favorable impact of $145.0 million.

Cash provided by investing activities in 2012 declined by $58.0 million compared to the prior year. We consumed less cash in capital expenditures by $35.4 million and our acquisition costs declined by $17.9 million from the prior year. During 2012, the Company did not have the benefit of $75.5 million released from restricted cash related to discontinued operations which it had in 2011. Furthermore, we generated $39.3 million less from our short-term investment activity in 2012 compared to 2011.

We generated $5.6 million in cash from our financing activities in 2012 compared to using $249.9 million in 2011, a favorable change of $255.5 million. This change results in part from the use of $162.1 million for the purchase of treasury stock in 2011 which we did not do in 2012 and repayments on our long-term debt were reduced by $105.6 million in 2012 compared to 2011.

As of September 30, 2013 our cash and cash equivalent balance, including restricted cash of $2.9 million was $250.5 million. The balance of our short term investments at September 30, 2013 was $322.5 million. On October 1, 2013 we utilized $70 million of the foregoing cash balance to close on the Synos Technology, Inc. ("Synos") acquisition. We believe that our September 30, 2013 existing cash balances and our projected cash generated from operations will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

As of December 31, 2012, our contractual cash obligations and commitments are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt(1)	$2,406	$268	$604	$708	$826
Interest on debt(1)	735	181	294	190	70
Operating leases(2)	7,903	3,491	3,191	1,128	93
Letters of credit and bank guarantees(3)	15,998	15,998	—	—	—
Purchase commitments(4)	62,556	62,556	—	—	—

	$89,598	$82,494	$4,089	$2,026	$989

(1)
Long-term debt obligations consist of mortgage and interest payments for our St. Paul, MN facility.

(2)
In accordance with relevant accounting guidance, we account for our office leases as operating leases with expiration dates ranging from 2013 through 2018. There are future minimum annual rental payments required under the leases. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. This also includes other operating leases we hold, such as cars, apartments and office equipment. There are no material sublease payments receivable associated with the leases.

(3)
Issued by a bank on our behalf as needed. We had letters of credit outstanding of $0.9 million and bank guarantees outstanding of $15.1 million, of which, $2.0 million that is collateralized against cash that is restricted from use. As of December 31, 2012, we had $30.5 million of unused lines of credit and bank guarantees available to draw upon if needed.

(4)
Purchase commitments are primarily for inventory used in manufacturing our products. It has been our practice not to enter into purchase commitments extending beyond one year.

As of September 30, 2013 our purchase commitments have been reduced to $58.6 million. Pursuant to our agreement to acquire Synos, we may be obligated to pay up to an additional $115 million if certain conditions are met. See note 15. Subsequent Events in our consolidated financial statements in this Report.

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

Revenue Recognition:    We recognize revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists with a customer; delivery of the specified products has occurred or services have been rendered; prices are contractually fixed or determinable; and collectability is reasonably assured. Revenue is recorded including shipping and handling costs and excluding applicable taxes related to sales. A significant portion of our revenue is derived from contractual arrangements with customers that have multiple elements, such as systems, upgrades, components, spare parts, maintenance and service plans. For sales arrangements that contain multiple elements, we split the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. We also evaluate whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby we assess, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other. When we have separate units of accounting, we allocate revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence ("VSOE") if available; third party evidence ("TPE") if VSOE is not available; or our best estimate of selling price ("BESP") if neither VSOE nor TPE is available. For the majority of the elements in our arrangements we utilize BESP. The accounting guidance for selling price hierarchy did not include BESP for arrangements entered into prior to January 1, 2011, and as such we recognized revenue for those arrangements as described below.

We consider many facts when evaluating each of our sales arrangements to determine the timing of revenue recognition, including the contractual obligations, the customer's creditworthiness and the nature of the customer's post-delivery acceptance provisions. Our system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For the majority of our arrangements, a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that will be performed at the customer's site prior to final acceptance of the system. As such, we objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery and, therefore, we recognize revenue upon delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below. For new products, new applications of existing products or for products with substantive customer acceptance provisions where we cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

Our system sales arrangements, including certain upgrades, generally do not contain provisions for right of return or forfeiture, refund, or other purchase price concessions. In the rare instances where such provisions are included, we defer all revenue until such rights expire. In many cases our products are sold with a billing retention, typically 10% of the sales price (the "retention amount"), which is typically payable by the customer when field acceptance provisions are completed. The amount of revenue recognized upon delivery of a system or upgrade is limited to the lower of i) the amount that is not contingent upon acceptance provisions or ii) the value allocated to the delivered elements, if such sale is part of a multiple-element arrangement.

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

Pursuant to relevant accounting pronouncements, we are required to determine if it is appropriate to use the operating segment as defined under accounting guidance as the reporting unit or one level below the operating segment, depending on whether certain criteria are met. We have identified four reporting units that are required to be reviewed for impairment. The four reporting units are aggregated into two segments: the VIBE and Mechanical reporting units which are reported in our Data Storage segment; and the MOCVD and MBE reporting units which are reported in our LED and Solar segment. In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

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

Definite-Lived Intangible and Long-Lived Assets:    Definite-lived intangible assets consist of purchased technology, customer-related intangible assets, patents, trademarks, covenants not-to-compete, software licenses and deferred financing costs. Purchased technology consists of the core proprietary manufacturing technologies associated with the products and offerings obtained through acquisition and are initially recorded at fair value. Customer-related intangible assets, patents, trademarks, covenants not-to-compete and software licenses that are obtained in an acquisition are initially recorded at fair value. Other software licenses and deferred financing costs are initially recorded at cost. Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives for periods ranging from 2 years to 17 years.

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

Fair Value Measurements:    Accounting guidance for our non-financial assets and non-financial liabilities requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in such. Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. Level 2 inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. These requirements apply to our long-lived assets, goodwill, cost method investment and intangible assets. We use Level 3 inputs to value all of such assets. The Company primarily applies the market approach for recurring fair value measurements.

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

Income Taxes:    We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. The carrying value of our deferred tax assets is adjusted by a partial valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our net deferred tax assets consist primarily of tax credit carry forwards and timing differences between the book and tax treatment of inventory, acquired intangible assets and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

Equity-Based Compensation:    The Company grants equity-based awards, such as stock options and restricted stock or restricted stock units, to certain key employees to create a clear and meaningful alignment between compensation and shareholder return and to enable the employees to develop and maintain a stock ownership position. While the majority of our equity awards feature time-based vesting, performance-based equity awards, which are awarded from time to time to certain key Company executives, vest as a function of performance, and may also be subject to the recipient's continued employment which also acts as a significant retention incentive.

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

The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The dividend yield assumption is based on the Company's historical and future expectation of dividend payouts. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on objective data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.

We use an expected stock-price volatility assumption that is a combination of both historical volatility calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option and implied volatility, and utilization of market data of actively traded options on our common stock, which are obtained from public data sources. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility and that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock.

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

The Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date.

Recent Accounting Pronouncements

Parent's Accounting for the Cumulative Translation Adjustment:    In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing this standard, but we do not anticipate that its adoption will have a material impact on our consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

Comprehensive Income:    In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which contained amended standards regarding disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component and, in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements. These amended standards were effective for us on January 1, 2013, and the adoption of this guidance did not materially impact our consolidated financial statements.

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

Indefinite-Lived Intangible Assets:    In July 2012, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing of Indefinite-Lived Intangible Assets for Impairment. This amendment intends to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Some examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The guidance allows companies to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The ASU will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company early adopted this standard in the third quarter of 2012 and this guidance did not have a material impact on its consolidated financial statements.

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

Interest Rates

We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $192.2 million as of December 31, 2012. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio as of December 31, 2012, an immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the portfolio of approximately $1.4 million. Our investment portfolio as of September 30, 2013 had a fair value of approximately $322.5 million. An immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the September 30, 2013 portfolio of approximately $2.9 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the consolidated statements of income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

Foreign Operations

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Our net sales to foreign customers represented approximately 84%, 90% and 90% of our total net sales in 2012, 2011 and 2010, respectively. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 4%, 3% and 2% of total net sales in 2012, 2011 and 2010, respectively. The aggregate foreign currency exchange (loss) gain included in determining consolidated results of operations was approximately $(0.5) million, $(1.0) million and $1.3 million in 2012, 2011 and 2010, respectively. Included in the aggregate foreign currency exchange (loss) gain were gains relating to forward contracts of $0.3 million, $0.5 million and $0.1 million in 2012, 2011 and 2010, respectively. These amounts were recognized and are included in other, net in the accompanying Consolidated Statements of Income.

As of December 31, 2012, there was a $0.2 million gain related to forward contracts included in prepaid expenses and other current assets. As of December 31, 2011, there were no gains or losses related to forward contracts included in prepaid expenses and other current assets or accrued expenses and other current liabilities. As of December 31, 2010, approximately $0.3 million of gains related to forward contracts were included in prepaid expenses and other current assets. As of December 31, 2012, there are monthly forward contracts outstanding with a notional amount of $9.6 million, which settled in January 2013.

We are exposed to financial market risks, including changes in foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. We enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The weighted average notional amount of such contracts outstanding was approximately $3.5 million for the year ended December 31, 2012. The changes in currency exchange rates that have the largest impact on translating our international operating profit (loss) are the Japanese yen and the euro. We believe that based upon our hedging program, a 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations. We believe that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies. From December 31, 2012 through September 30, 2013, we did not have a material net foreign currency exchange effect on our financial position, results of operations, or cash flows from currencies that we have exposure to.

Item 8.    Financial Statements and Supplementary Data

Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule filed as part of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

This Item 9A includes information concerning the controls and control evaluations referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Report as Exhibits 31.1 and 31.2.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, Veeco's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 in connection with the filing of this Annual Report on Form 10-K. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of the material weaknesses and the inability to file Annual Reports on Form 10-K within the statutory time period, management has concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

Management's Report on Internal Control Over Financial Reporting

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

Veeco management, under the supervision of its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with the above assessment, Veeco management identified the following material weaknesses:

Inadequate and ineffective controls over the recognition of revenue

We did not have adequate controls to ensure that revenue was recorded in accordance with GAAP. Specifically, we noted the following with respect to our accounting for certain revenue transactions:

•
We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of US GAAP related to revenue recognition for multiple-element arrangements.

•
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

•
We did not design and maintain adequate procedures or effective review and approval controls over the accurate recording, presentation and disclosure of revenue and related costs related to multiple-element arrangements, including ensuring that multiple-element arrangements were identified, evaluated and effectively reviewed by appropriate accounting personnel. Specifically, we did not establish adequate procedures or design effective controls to:

•
Identify the nature of contracts, capture necessary data and determine how revenue should be recognized in accordance with applicable revenue recognition guidance;

•
Ensure consistent communication and coordination between and among various finance and non-finance personnel about the scope, terms and modifications to customer arrangements; and

•
Ensure that all elements included in multiple-element arrangements were identified and accounted for appropriately.

•
Assess whether vendor-specific objective evidence, third-party evidence of fair value or, for periods subsequent to January 1, 2011, adequate documentation of management's determination of best estimate of selling price existed for all the elements in the arrangement.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. The Company's independent registered public accounting firm audited the effectiveness of internal control over financial reporting as of December 31, 2012. Their report on the effectiveness of internal control over financial reporting as of December 31, 2012 is set forth herein. The Company's independent registered public accounting firm has issued an unqualified opinion on the Company's consolidated financial statements for 2012, which is included in Part II, Item 8 of this annual report on Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses. These remediation efforts, summarized below, which have been implemented or are in process of implementation, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:

•
Organizational Enhancements—The Company has hired a new Vice President—Global Revenue Recognition who will be responsible for all aspects of the Company's revenue recognition policies, procedures and accounting. The Company has also created three new corporate revenue recognition positions, two of which have already been filled. Additionally, the Company has replaced certain key personnel in some of its foreign subsidiaries.

•
Training—The Company is developing a comprehensive revenue recognition training program, portions of which have already been delivered. This training is focused on senior-level management, customer-facing employees as well as business unit, finance, sales and marketing personnel, including those at our foreign subsidiaries.

•
Revenue Practices—The Company is currently evaluating its revenue practices and has begun implementing changes in those practices. Improvements are focused in the areas of (1) development of more comprehensive revenue recognition policies and improved procedures to ensure that such policies are understood and consistently applied, (2) better communication among all functions involved in the sales process (e.g., sales, business unit, foreign subsidiaries, legal, accounting, finance), (3) more standardization of contract documentation and revenue analyses for individual transactions and (4) system improvements and automation of manual processes.

While this remediation plan is being executed, the Company has also engaged additional external resources to support and supplement the Company's existing internal resources.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Veeco's Board of Directors and management are committed to responsible corporate governance to ensure that Veeco is managed for the long-term benefit of its stockholders. To that end, the Board of Directors and management review published guidelines and recommendations of institutional stockholder organizations and current best practices of similarly situated public companies. The Board and management periodically evaluate and, when appropriate, revise Veeco's corporate governance policies and practices in light of these guidelines and practices and to comply with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market, Inc. ("Nasdaq").

Members of the Board of Directors

The Directors of Veeco, and their ages, year they joined the Board and committee memberships as of October 18, 2013, are:

			Committee Membership
Name	Age	Director since	Audit	Compensation	Governance	Strategic Planning
Edward H. Braun	73	1990				Chair
Richard A. D'Amore	60	1990		X		X
Gordon Hunter	62	2010		X	Chair	X
Keith D. Jackson	58	2012	X
Roger D. McDaniel(A)	74	1998	X	Chair
John R. Peeler	58	2007				X
Peter J. Simone	66	2004	Chair		X

(A)
Mr. McDaniel also serves as Lead Director.

Edward H. Braun was Chairman and Chief Executive Officer of Veeco from January 1990 through July 2007, and Chairman from July 2007 through May 2012. Mr. Braun led a management buyout of a portion of Veeco's predecessor in January 1990 to form the Company. He joined the predecessor in 1966 and held numerous executive positions during his tenure there. Mr. Braun is a Director Emeritus of Semiconductor Equipment and Materials International (SEMI), a trade association, of which he was Chairman of the Board in 1993. In addition, within the past five years, Mr. Braun served as a director of Axcelis Technologies, Inc. and Cymer, Inc.

Mr. Braun has been associated with Veeco and Veeco's predecessor for over 40 years and brings to the Board extensive knowledge about our business operations and our served markets. Mr. Braun also brings to the Board significant executive leadership and operational experience. Mr. Braun's prior business experience and board service, along with his long tenure at Veeco, give him a broad and extensive understanding of our operations and the proper role and function of the Board.

Richard A. D'Amore has been a General Partner of North Bridge Venture Partners, a venture capital firm, since 1994. In addition, during the past five years, Mr. D'Amore served as a director of Phase Forward Incorporated and Solectron Corporation.

Mr. D'Amore brings a strong business background to Veeco, having worked in the venture capital field for over 30 years. Mr. D'Amore has experience as a certified public accountant and gained substantial experience in overseeing the management of diverse organizations, having served as a board member on other public company boards and numerous private company boards. As a result of this service, Mr. D'Amore has a broad understanding of the operational, financial and strategic issues facing public companies. He has served on our Board for 20 years and through that service has developed extensive knowledge of our business.

Gordon Hunter is Chairman, President and Chief Executive Officer of Littelfuse, Inc., a provider of circuit protection products and solutions. He also serves on the Council of Advisors of Shure Incorporated. Mr. Hunter has been a director of Littelfuse since June 2002 and became Chairman, President and Chief Executive Officer of Littelfuse in January 2005. Prior to joining Littelfuse, Mr. Hunter was Vice President of Intel Communications Group and General Manager of Optical Products Group. At Intel, Mr. Hunter was responsible for Intel's access and optical communications business segments within the Intel Communications Group. Prior to joining Intel in February 2002, he served as President of Elo TouchSystems, a subsidiary of Raychem Corporation. Mr. Hunter also served in a variety of positions during a 20 year career at Raychem Corporation, including Vice President of Commercial Electronics and a variety of sales, marketing, engineering and management positions. Mr. Hunter also serves on the Board of Littelfuse and CTS Corporation.

Mr. Hunter has substantial leadership and management experience, having served as the Chairman, President and Chief Executive Officer of Littelfuse and in various leadership roles at a number of other companies. He has a strong background and valuable experience in the technology industry, gained from his tenure at Littelfuse, Intel and Raychem. Mr. Hunter brings a broad understanding of the operational, financial and strategic issues facing public and private companies to the board as a result of his service on other public and private boards.

Keith D. Jackson is President and Chief Executive Officer of ON Semiconductor Corporation, appointed in November 2002. Mr. Jackson has over 30 years of semiconductor industry experience. Before joining ON Semiconductor, he was with Fairchild Semiconductor Corporation, serving as Executive Vice President and General Manager, Analog, Mixed Signal, and Configurable Products Groups beginning in 1998, and, more recently, was head of its Integrated Circuits Group. From 1996 to 1998, he served as President and a member of the board of directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor Corporation, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held various positions at Texas Instruments Incorporated, including engineering and management positions, from 1973 to 1986. Mr. Jackson has served on the board of directors of the Semiconductor Industry Association since 2008.

Mr. Jackson has extensive international experience in product development, manufacturing, marketing and sales. Mr. Jackson is uniquely qualified to bring strategic insight and industry knowledge to the Board, having served in numerous management positions in our industry. In addition, Mr. Jackson brings to the Board his perspective as a director of other corporate boards.

Roger D. McDaniel, currently retired, was President and Chief Executive Officer of IPEC, Inc., which manufactured chemical-mechanical planarization ("CMP") equipment for the semiconductor industry, from 1997 to April 1999. Through August 1996, Mr. McDaniel was Chief Executive Officer of MEMC Electronic Materials, Inc., a producer of silicon wafers. Mr. McDaniel is a past Chairman of SEMI and also serves on the board of Entegris, Inc.

Mr. McDaniel has significant experience in the process equipment and materials industry, having served as chief executive officer at several companies operating in this field. Mr. McDaniel has also served on public and private boards, both domestic and international, which has resulted in a broad understanding of the operational, financial and strategic issues facing public and private companies. Mr. McDaniel's in-depth knowledge of our business and his extensive management experience are important aspects of his service on the Board.

John R. Peeler has been Chief Executive Officer and a Director of Veeco since July 2007, and Chairman since May 2012. Prior thereto, he was Executive Vice President of JDS Uniphase Corp. ("JDSU") and

President of the Communications Test & Measurement Group of JDSU, which he joined upon the closing of JDSU's merger with Acterna, Inc. ("Acterna") in August 2005. Before joining JDSU, Mr. Peeler served as President and Chief Executive Officer of Acterna. Mr. Peeler joined a predecessor of Acterna in 1980 and served in a series of increasingly senior leadership roles including Vice President of Product Development, Executive Vice President and Chief Operating Officer, and President and CEO of Telecommunications Techniques Corporation (TTC). Mr. Peeler also serves on the board of IPG Photonics Corporation.

Mr. Peeler has substantial industry and management experience, having served in senior management positions for the last 30 years culminating in his appointment as our Chief Executive Officer in 2007. He has experience in managing diversified global companies and has a broad understanding of the challenges and opportunities facing public companies.

Peter J. Simone is a retired executive who currently serves as an independent consultant to several private companies and the investment community. From June 2001 to December 2002, Mr. Simone was Executive Chairman of SpeedFam-IPEC, Inc., a semiconductor equipment company which was acquired by Novellus Systems, Inc. From August 2000 to February 2001, Mr. Simone was President and a director of, and from January 2000 to August 2000 was a consultant to, Active Control eXperts, Inc., a supplier of precision motion control and smart structures technology. From April 1997 to January 2000, Mr. Simone served as President and Chief Executive Officer and a director of Xionics Document Technologies, Inc. Prior thereto, Mr. Simone spent 17 years with GCA Corporation, a manufacturer of semiconductor photolithography capital equipment, where he held various management positions, including president and director. Mr. Simone is also a director of Monotype Imaging, Inc. and Newport Corporation. Additionally, during the past five years, he served as a director of Cymer, Inc., Inphi Corporation and Sanmina-SCI Corporation.

Mr. Simone has held numerous executive positions in the technology and semiconductor industries. Mr. Simone has also worked in the consulting field, advising private companies and the investment community. Mr. Simone has served on a number of public and private boards and his experiences have resulted in a broad understanding of the operational, financial and strategic issues facing public and private companies. He brings significant financial and operational management, as well as financial reporting, experience to the Board.

Executive Officers

The executive officers of Veeco, and their ages, as of October 18, 2013, are as follows:

Name	Age	Position
John R. Peeler	58	Chairman and Chief Executive Officer
David D. Glass	54	Executive Vice President and Chief Financial Officer
William J. Miller, Ph.D.	45	Executive Vice President, Process Equipment
Peter Collingwood	53	Senior Vice President, Worldwide Sales and Service
John P. Kiernan	51	Senior Vice President, Finance, Chief Accounting Officer, Corporate Controller and Treasurer

John R. Peeler has been Chief Executive Officer and a Director of Veeco since July 2007, and Chairman since May 2012. A description of Mr. Peeler's business experience appears above under Members of the Board of Directors.

David D. Glass has been Executive Vice President and Chief Financial Officer of Veeco since January 2010. Prior to joining Veeco, Mr. Glass served in various senior executive positions with Rohm and Haas Company, a $10 billion global specialty materials company that was acquired in 2009 by The Dow Chemical Company. These positions included serving from 2007 to January 2009 as Chief Financial Officer of Rohm and Haas' $2 billion Electronic Materials division and Chief Financial Officer of the

Rohm and Haas Asia-Pacific region, serving from 2003-2007 as Rohm and Haas' Corporate Controller. Prior thereto, Mr. Glass was President of Toso-Haas, a stand-alone joint venture between Rohm and Haas and Tosoh of Japan.

William J. Miller, Ph.D. has been Executive Vice President, Process Equipment since December 2011, and was Executive Vice President, Compound Semiconductor from July 2010 until December 2011. Prior thereto, he was Senior Vice President and General Manager of Veeco's MOCVD business since January 2009. Dr. Miller was Vice President, General Manager of Veeco's Data Storage equipment business since January 2006. He held leadership positions of increasing responsibility in both the engineering and operations organizations since he joined Veeco in November 2002. Prior to joining Veeco, he held a range of engineering and operations leadership positions at Advanced Energy Industries.

Peter Collingwood has been Senior Vice President, Worldwide Sales and Service since January 2009. From October 2008 to December 2008, he was Vice President and General Manager for Veeco's European operations. He joined Veeco from JDSU (formerly Acterna, which was formerly TTC), where he served as the Regional Vice President of Sales for Europe, Middle East and Africa for the Communications Test Division from April 2004 to December 2008. Prior to that, he held various management positions at JDSU and JDSU's predecessors from January 1987 to April 2004.

John P. Kiernan has been Senior Vice President, Finance, Chief Accounting Officer, Corporate Controller and Treasurer since December 2011. From July 2005 to November 2011, he was Senior Vice President, Finance, Chief Accounting Officer and Corporate Controller. Prior thereto, he was Vice President, Finance and Corporate Controller of Veeco from April 2001 to June 2005, Vice President and Corporate Controller from November 1998 to March 2001, and Corporate Controller from February 1995 to November 1998. Prior to joining Veeco, Mr. Kiernan was an Audit Senior Manager at Ernst & Young LLP from October 1991 through January 1995 and held various audit staff positions with Ernst & Young LLP from June 1984 through September 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Veeco's officers and directors, and persons who own more than 10% of Veeco's common stock to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish Veeco with copies of all Section 16(a) forms they file. SEC regulations require us to identify in this proxy statement anyone who filed a required report late or failed to file a required report. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during 2012 all Section 16(a) filing requirements were satisfied on a timely basis.

Corporate Governance Policies and Practices

Veeco has instituted a variety of policies and practices to foster and maintain corporate governance, including the following:

  Corporate Governance Guidelines—Veeco adheres to written Corporate Governance Guidelines, adopted by the Board and reviewed by the Governance Committee from time to time. The Corporate Governance Guidelines relate to director qualifications, conflicts of interest, succession planning, periodic board and committee self-assessment and other governance matters.

  Code of Business Conduct—Veeco maintains written standards of business conduct applicable to all of its employees worldwide.

  Code of Ethics for Senior Officers—Veeco maintains a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

  Environmental, Health & Safety Policy—Veeco maintains a written policy that applies to all of its employees with regard to environmental, health and safety matters.

  Director Education Policy—Veeco has adopted a written policy under which it encourages directors to attend, and provides reimbursement for the cost of attending, director education programs.

  Disclosure Policy—Veeco maintains a written policy that applies to all of its employees with regard to the dissemination of information.

  Board Committee Charters—Each of Veeco's Audit, Compensation, Governance and Strategic Planning Committees has a written charter adopted by Veeco's Board that establishes practices and procedures for each committee in accordance with applicable corporate governance rules and regulations.

Copies of each of these documents can be found on the Company's website (www.veeco.com) via the Investors page.

Board Leadership Structure

On May 4, 2012, Mr. Peeler, the Company's Chief Executive Officer, was appointed Chairman of the Board. We currently have a Lead Director separate from the Chairman of the Board. Although we do not have a formal policy addressing the topic, we believe that when the Chairman of the Board is an employee of the Company or otherwise not independent, it is important to have a separate Lead Director, who is an independent director.

Mr. McDaniel serves as the Lead Director. In that role, he presides over the Board's executive sessions, during which our independent directors meet without management, and serves as the principle liaison between management and the independent directors of the Board. Mr. McDaniel has served as a Veeco director since 1998.

We believe the combination of Mr. Peeler as our Chairman of the Board and Mr. McDaniel as our Lead Director is an effective structure for the Company. The division of duties and the additional avenues of communication between the Board and our management associated with having Mr. Peeler serve as Chairman of the Board and Mr. McDaniel as Lead Director provides the basis for the proper functioning of our Board and its oversight of management.

Oversight of Risk Management

The Board has an active role, as a whole and also at the committee level, in overseeing management of the Company's risks. The Board regularly reviews information regarding the Company's strategy, finances and operations, as well as the risks associated with each. The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting, internal controls and legal and regulatory compliance. The Audit Committee undertakes, at least annually, a review to evaluate these risks. Individual members of the Audit Committee are each assigned an area of risk to oversee. The members then meet separately with management responsible for such area, including the Company's chief accounting officer, internal auditor and general counsel, and report to the Committee on any matters identified during such discussions with management. In addition, the Governance Committee manages risks associated with the independence of the Board and potential conflicts of interest. The Company's Compensation Committee is responsible for overseeing the management of risks relating to the Company's executive compensation plans and arrangements. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks.

Compensation Risk

Our Compensation Committee conducted a risk-assessment of our compensation programs and practices and concluded that our compensation programs and practices, as a whole, are appropriately structured and do not pose a material risk to the Company. Our compensation programs are intended to reward the management team and other employees for strong performance over the long-term, with consideration to near-term actions and results that strengthen and grow our Company. We believe our compensation programs provide the appropriate balance between short-term and long-term incentives, focusing on sustainable operating success for the Company. We consider the potential risks in our business when designing and administering our compensation programs and we believe our balanced approach to performance measurement and compensation decisions works to mitigate the risk that individuals will be encouraged to undertake excessive or inappropriate risk. Further, our compensation program administration is subject to considerable internal controls, and when determining the principal outcomes—performance assessments and compensation decisions—we rely on principles of sound governance and good business judgment.

Board Meetings and Committees

During 2012, Veeco's Board held ten meetings. Each Director attended at least 75% of the meetings of the Board and Board committees on which such Director served during 2012. It is the policy of the Board to hold executive sessions without management at every regular quarterly board meeting and as requested by a Director. The Lead Director presides over these executive sessions. All members of the Board are welcome to attend the Annual Meeting of Stockholders. In 2012, Mr. Peeler was the only director who attended the Annual Meeting of Stockholders. The Board has established the following committees: an Audit Committee, a Compensation Committee, a Governance Committee and a Strategic Planning Committee.

  Audit Committee

  As defined in Section 3(a)(58)(A) of the Exchange Act, the Company has established an Audit Committee which reviews the scope and results of the audit and other services provided by Veeco's independent registered public accounting firm. The Audit Committee consists of Messrs. Jackson, McDaniel and Simone (Chairman). The Board has determined that all members of the Audit Committee are financially literate as that term is defined by Nasdaq and by applicable SEC rules. The Board has determined that each of Messrs. Jackson, McDaniel and Simone is an "audit committee financial expert" as defined by applicable SEC rules. During 2012, the Audit Committee met fourteen times.

  Compensation Committee

  The Compensation Committee sets the compensation levels of senior management and administers Veeco's stock incentive plans. All members of the Compensation Committee are "non-employee directors" (within the meaning of Rule 16b-3 of the Exchange Act), and "outside directors" (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code")). None of the members of the Compensation Committee has interlocking relationships as defined by the SEC. The Compensation Committee consists of Messrs. D'Amore, Hunter and McDaniel (Chairman). During 2012, the Compensation Committee met six times.

  Governance Committee

  The Company's Governance Committee addresses Board organizational issues and develops and reviews corporate governance principles applicable to Veeco. In addition, the committee searches for persons qualified to serve on the Board of Directors and makes recommendations to the Board with respect thereto. The Governance Committee currently consists of Messrs. Hunter (Chairman) and Simone. During 2012, the Governance Committee met three times.

  Strategic Planning Committee

  The Company's Strategic Planning Committee oversees the Company's strategic planning process. The Strategic Planning Committee consists of Messrs. Braun (Chairman), D'Amore, Hunter and Peeler. During 2012, the Strategic Planning Committee met five times.

Compensation of Directors

The following table provides information on compensation awarded or paid to the non-employee directors of Veeco for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Edward H. Braun(5)	113,652	99,976	2,668	216,296
Richard A. D'Amore	66,000	99,976	—	165,976
Joel A. Elftmann(6)	36,221	—	—	36,221
Gordon Hunter	78,556	99,976	—	178,532
Keith D. Jackson	59,111	119,115	—	178,226
Roger D. McDaniel	109,000	99,976	—	208,976
Peter J. Simone	103,000	99,976	—	202,976

(1)
Represents quarterly retainers and meeting fees paid for Board service during 2012. Includes payments for service and attendance at certain meetings held at the end of 2012 for which payments were made during the first quarter of 2013. For Mr. Braun, includes payments under the Service Agreement dated January 1, 2012, which sets forth the compensation terms for Mr. Braun's service to the Board.

(2)
Reflects awards of 2,837 shares of restricted stock to each director on May 7, 2012, other than Mr. Jackson, who received an award of 3,403 shares of restricted stock on February 24, 2012, and an award of 543 shares of restricted stock on May 7, 2012. These restricted stock awards vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of stockholders (with the exception of Mr. Jackson's February 24, 2012 award, which vested on the date immediately preceding the date of the 2012 annual meeting of stockholders). In accordance with SEC rules, the amounts shown reflect the grant date fair value of the award, which was $35.24 per share for awards made on May 7, 2012, and $29.38 per share for Mr. Jackson's award on February 24, 2012.

(3)
As of December 31, 2012, there were outstanding the following aggregate number of stock awards and option awards held by each non-employee director of the Company:

Outstanding Equity Awards at Fiscal Year End

Name	Stock Awards (#)	Option Awards (#)
Edward H. Braun	2,837	50,000
Richard A. D'Amore	2,837	—
Gordon Hunter	2,837	—
Keith D. Jackson	543	—
Roger D. McDaniel	2,837	—
Peter J. Simone	2,837	—

(4)
All Other Compensation consists of a 401(k) matching contribution ($1,385) and premiums for group term life insurance ($1,283) payable to Mr. Braun under the Service Agreement dated January 1, 2012.

(5)
Reflects the compensation paid to Mr. Braun as a Director under the Service Agreement dated January 1, 2012, including set compensation ($97,847) plus quarterly retainers and meeting fees paid during 2012 ($15,805).

(6)
Mr. Elftmann left the Board effective as of May 4, 2012.

Director Compensation Policy

Veeco's Director Compensation Policy provides that members of the Board of Directors who are not employees of Veeco shall be paid a retainer of $10,000 per quarter, plus additional retainers of $2,500 per quarter for the chairman of the Compensation Committee and the chairman of the Governance Committee, $3,750 per quarter for the chairman of the Audit Committee, and $3,750 per quarter for the Lead Director. In addition, non-employee Directors receive a fee of $2,000 for attending each board, committee or stockholder meeting held in person and $1,000 for participating in each board or committee meeting held by conference call. Each non-employee Director also receives an annual grant of shares of restricted stock having a fair market value in the amount determined by the Compensation Committee from time to time. The Compensation Committee has determined that the value of this annual award should be $100,000 per director. The restrictions on these shares lapse on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of stockholders. In addition, the Company's director compensation policy gives the Board the authority to compensate Directors who perform significant additional services on behalf of the Board or a Committee. Such compensation shall be determined by the Board in its discretion, taking into consideration the scope and extent of such additional services. Directors who are employees, such as Mr. Peeler, do not receive additional compensation for serving as Directors or for attending board, committee or stockholder meetings.

Braun Service Agreement

Mr. Braun, the Company's former Chairman and former CEO, serves on the Board and is compensated for such service pursuant to a Service Agreement dated January 1, 2012 (which amended and replaced a Service Agreement dated July 24, 2008). The Service Agreement provides that, during the period from January 1, 2012 through May 4, 2012 (the "2012 Service Period"), Mr. Braun shall be compensated at a rate of $200,000 per year, pro-rated as appropriate. The Service Agreement further provides that during the 2012 Service Period, (a) Mr. Braun shall be entitled to participate in all group health and insurance programs available generally to senior executives of the Company, including, in the case of health programs, continued coverage for Mr. Braun's spouse and eligible dependents, and (b) Mr. Braun shall not be entitled to any additional compensation, including, without limitation, bonuses, equity awards, meeting fees, retainers or other compensation for his service on the Board. Following the expiration of the 2012 Service Period, the Company shall pay Mr. Braun such compensation and equity awards as are consistent with the Company's then current Board Compensation Policy, provided that any annual and/or quarterly cash retainers shall be paid through the Company's regular, bi-weekly payroll process. In addition, Mr. Braun shall be entitled to participate in all group health and insurance programs available generally to senior executives of the Company. While serving on the Board, Mr. Braun shall be treated as an employee for purposes of the Company's stock incentive plans and any prior employment agreements which Mr. Braun had with the Company.

Certain Contractual Arrangements with Directors and Executive Officers

Veeco has entered into indemnification agreements with each of its directors, executive officers and certain senior officers and anticipates that it will enter into similar agreements with any future directors and executive officers. Generally, the indemnification agreements are designed to provide the maximum protection permitted by Delaware law with respect to indemnification of a director or executive officer. The indemnification agreements provide that Veeco will indemnify such persons against certain liabilities that may arise by reason of their status or service as a director or executive officer of the Company and that the Company will advance expenses incurred as a result of proceedings against them as to which they may be indemnified. Under the indemnification agreements, a director or executive officer will receive indemnification if he or she is found to have acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Veeco and with respect to any criminal action, if he or she had no reasonable cause to believe his or her conduct was unlawful.

Audit Committee Report

The Audit Committee is responsible for providing independent objective oversight of the Company's auditing, accounting, financial reporting process, its system of internal controls, and legal and ethical compliance on behalf of the Board of Directors. The Committee operates under a charter adopted by the Board, a copy of which is available on Veeco's website (www.veeco.com). Management has the primary responsibility for the financial statements and the reporting process including the system of internal control over financial reporting. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "Annual Report on Form 10-K") and the quarterly financial statements for 2012 with management, including the specific disclosures in the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations." The review with management included a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. The Chairman of the Audit Committee provided active oversight for the accounting review described in the Explanatory Note above and the other members of the Audit Committee received periodic updates and provided additional oversight for the accounting review.

The Committee reviewed with the independent registered public accounting firm, who is responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the Audit Committee by SAS 61, as amended by SAS 90, Communication with Audit Committees and PCAOB Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That is Integrated With an Audit of Financial Statements and related Independence Rule and Conforming Amendments. In addition, the Audit Committee has discussed with the independent registered public accounting firm the auditors' independence from management and the Company including the matters in the written disclosures and the letter from the independent auditors required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and the matters required to be discussed by SAS 90 and considered the compatibility of non-audit services with the auditors' independence and satisfied itself as to the independence of the independent registered public accounting firm.

During 2012, management evaluated the Company's system of internal control over financial reporting in accordance with the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. The Audit Committee was kept apprised of the progress of the evaluation and provided oversight and advice to management during the process. In connection with this oversight, the Committee received periodic updates provided by management and the independent registered public accounting firm at each regularly scheduled Audit Committee meeting. At the conclusion of the process, management provided the Audit Committee with a report on the effectiveness of the Company's internal control over financial reporting. The Audit Committee also reviewed the report of management contained in the Company's Annual Report on Form 10-K filed with the SEC, as well as the Reports of Independent Registered Public Accounting Firm (included in the Company's Annual Report on Form 10-K). These reports related to its audit of (i) the consolidated financial statements and (ii) the effectiveness of internal control over financial reporting. The Committee continues to oversee the Company's efforts related to its internal control over financial reporting and management's preparations for the evaluations in fiscal 2013.

The Audit Committee discussed with the Company's internal auditors and independent registered public accounting firm the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and independent registered public accounting firm with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal control over financial reporting, and the overall quality of the Company's financial reporting. The Committee held fourteen meetings during 2012. In addition, the Chairman of the Audit Committee held numerous meetings during 2012 and 2013 with the Company and with representatives of the independent registered public accounting firm in connection with the accounting review discussed above.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited financial statements be included in the Annual Report on Form 10-K for filing with the SEC. The Audit Committee and the Board have also recommended, subject to stockholder approval, the selection of the Company's independent registered public accounting firm.

Keith D. Jackson
Roger D. McDaniel
Peter J. Simone (Chairman)

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Veeco's compensation programs for the named executive officers ("NEOs") listed in the Summary Compensation Table and the Company's other executives are designed to aid in the attraction, retention and motivation of these employees. The Company seeks to foster a performance-oriented culture through these compensation programs by linking a significant portion of each executive's compensation to the achievement of performance targets important to the success of the Company and its shareholders. This Compensation Discussion and Analysis describes Veeco's current compensation programs and policies, which are subject to change.

Executive Compensation Strategy and Objectives

The Company's executive compensation strategy is designed to deliver competitive, performance-based total compensation that reflects our culture and the markets we serve. The primary objectives of Veeco's executive compensation programs are to attract, retain and motivate executives critical to the Company's long-term growth and success resulting in the creation of increased shareholder value without subjecting shareholders to unnecessary and unreasonable risks. To this end, the Company has adopted the following guiding principles:

  a.
  Performance-based:    Compensation levels should be determined based on Company, business unit and individual results compared to quantitative and qualitative performance priorities set at the beginning of the performance period. Additionally, the ratio of performance-based compensation to fixed compensation should increase with the level of the executive, with the greatest amount of performance-based at-risk compensation at the CEO level.

  b.
  Shareholder-aligned:    Cash bonus metrics and equity-based compensation should represent a significant portion of potential compensation to more closely align the interests of executives with those of the shareholders.

  c.
  Fair and Competitive:    Compensation levels should be fair, internally and externally, and competitive with overall compensation levels at other companies in our industry, including larger companies from which we may want to recruit.

Our compensation programs are comprised of four elements: base salary, cash bonus, equity-based compensation and benefits and perquisites. Each of these programs is used to attract executives and reward them for performance results. In addition to cash-based compensation, the Company uses equity-based compensation to (i) align the interests of executives with stockholders in the creation of long-term value, (ii) retain employees through the use of vesting schedules, and (iii) foster a culture of stock ownership. The Company provides cost-effective benefits and perquisites it believes are required to remain competitive, with the goal of promoting enhanced employee productivity and loyalty to the Company.

Additional information regarding each element of our compensation program is described below.

Process for Making Compensation Decisions

The Compensation Committee of the Board (the "Committee") administers the Company's compensation programs operating under a charter adopted by the Board of Directors. This charter authorizes the Committee to interpret the Company's compensation, equity and other benefit plans and establish the rules for their implementation and administration. The Committee consists of three non-employee directors who are appointed annually. The Committee works closely with the Chief Executive Officer ("CEO") and the Senior Vice President, Human Resources and relies upon information provided by independent compensation consultants.

In making compensation decisions, the Committee considers the compensation practices and the competitive market for executives at companies with which we compete for talent. To this end, the Company utilizes a number of resources which, during 2012, included: meetings with Compensation Strategies, Inc., an independent compensation consultant; compensation surveys prepared by Radford; and executive compensation information compiled by Compensation Strategies, Inc. from the proxy statements of other companies, including a peer group.

In 2012, our peer group (the "Peer Group") consisted of sixteen companies. Following a review of companies operating in the same general industry as Veeco with revenues within a comparable range, four companies were removed from the Peer Group in 2012 because their revenues fell outside the comparable range: Electro Scientific Industries, Inc., FSI International Inc., LTX Credence Corporation, and Ultra Clean Holdings, Inc. In addition, two companies were removed from the Peer Group in 2012 because they were acquired during the period: Varian Semiconductor Equipment Associates and Verigy Limited. For 2012, the Peer Group consisted of the following companies:

Applied Materials Inc.	Kulicke and Soffa Industries, Inc.
Axcelis Technologies Inc.	Lam Research Corporation
Brooks Automation Inc.	MKS Instruments, Inc.
Coherent Inc.	Newport Corporation
Coho, Inc.	Novellus Systems, Inc.
Cymer, Inc.	Teradyne, Inc.
GT Advanced Technologies Inc.	Tessera Technologies, Inc.
KLA-Tencor Corporation	Ultratech Inc.

Compensation Strategies uses statistical regression techniques to adjust the market data to construct market pay levels that are reflective of Veeco's size based on revenues.

The Company considers the executive compensation practices of the companies in its Peer Group and the Radford survey (collectively, the "market data") as only one of several factors in setting compensation. The Company does not target a percentile range within the Peer Group and instead uses the market data only as a reference point in its determination of the types and amount of compensation based on its own evaluation. For 2012, total compensation of Veeco's NEOs and other executives is believed to be generally within the 50th to 75th percentile of the market, although individuals may be compensated above or below this level for various reasons including but not limited to competitive factors, Veeco's financial and operating performance and consideration of individual performance and experience.

In addition to reviewing the market data, the Committee meets with the Company's CEO and Senior Vice President, Human Resources to consider recommendations with respect to the compensation packages for the NEOs and other executives. These recommendations include base salary levels, cash bonus targets, equity compensation awards and benefit and perquisite programs. The Committee considers these recommendations along with other factors in determining specific compensation levels for the NEOs.

The Committee discusses the elements of the CEO's compensation with him but makes the final decisions regarding his compensation without him present. The Committee presents its recommendations to the full Board of Directors for final approval, without the CEO present.

Decisions regarding the Company's compensation program elements are made by the Committee in regularly scheduled meetings. The Committee also meets to consider ad hoc issues. Issues of significant importance are frequently discussed over several meetings. This practice provides the Committee with the opportunity to raise and address concerns before arriving at a decision. Prior to each meeting, the Committee is provided with the written materials, information and analysis, as may be required to assist the Committee in its decision-making process. To the extent possible, meetings of the Committee are conducted in person; where this is not possible, meetings are conducted telephonically. The CEO and the Senior Vice President, Human Resources are regularly invited to attend Committee meetings. The Committee meets privately in executive sessions to consider certain matters, including, but not limited to, the compensation of the CEO.

The accounting review described in the Explanatory Note above impacted certain of the Company's executive compensation practices including the calculation of 2012 bonus awards, the 2013 annual equity award process and the vesting of restricted stock unit awards previously granted. The impact on each of these practices is discussed below in the relevant section.

Elements of Our Compensation Program

The Company seeks to achieve its compensation objectives through four key elements of compensation:

•
Base Salary,

•
Cash Bonus,

•
Equity-based Compensation and

•
Benefits and Perquisites.

Base Salary

The Company pays base salaries to attract executives and reward them for performance. Base salaries are determined in accordance with the responsibilities of each executive, market data for the position and the executive's experience and individual performance. The Company considers each of these factors but does not assign a specific value to any one factor.

In January 2012, following a review of the market data and individual performance results, including management's recommendations, and in recognition of his promotion to Executive Vice President, Process Equipment, the Committee approved an increase in base salary for Dr. Miller from $385,000 to $415,002.

Base salaries for executives are typically set during the first half of the year in conjunction with the Company's annual performance management process. However, in April 2012, following a review of the market data and management's recommendations in connection with the Company's cost reduction initiatives, the Committee decided to maintain base salaries for the other NEOs at their current levels.

Cash Bonus Plans

The Company provides the opportunity for cash bonuses under its annual Management Bonus Plan and, in the case of sales executives including Mr. Collingwood, the Sales Commission Plan, to attract executives and reward them for performance consistent with the belief that a significant portion of the compensation of its executives should be performance-based. As a result, individuals are compensated based on the achievement of specific financial and individual performance goals intended to correlate closely with shareholder value. The Company believes that the opportunity to earn cash bonuses motivates executives to meet Company performance objectives that, in turn, are linked to the creation of shareholder value. The cost of bonus awards is factored into financial performance results before bonus awards are determined. This ensures that the cost of our bonus plans is included in our financial results. Executives must generally be employees at the end of the applicable performance period to be eligible to receive a bonus for that period, a feature that aids in the retention of talent.

Target bonus awards under the Management Bonus Plan for each NEO are expressed as a percentage of base salary. For 2012, the target bonus for the CEO was 100% and the target bonuses for Messrs. Glass, Collingwood and Kiernan were 70%, 30%, and 50%, respectively. In January 2012, in recognition of his promotion to Executive Vice President, Process Equipment, the Committee approved an increase in the target bonus for Dr. Miller from 60% to 70%.

In 2012, the Management Bonus Plan for the NEOs and all other executives was comprised of (i) the annual Management Incentive Plan, the target bonus for which is equal to 75% of each NEO's Management Bonus Plan target bonus, and (ii) the quarterly Management Profit Sharing Plan, the target bonus for which is equal to 25% of each NEO's Management Bonus Plan target bonus.

In the fourth quarter of 2012, the Company's accounting review commenced and the calculation and payment of 2012 bonuses including the fourth quarter 2012 Management Profit Sharing Plan and the full year 2012 Management Incentive Plan was suspended pending completion of the accounting review and a return to timely financial reporting. Following completion of the accounting review, bonuses under each of the aforementioned plans were calculated based on the financial results as reported in the Form 10-K for 2012.

2012 Management Incentive Plan

In January 2012, the Committee adopted the 2012 Management Incentive Plan (the "MIP") which was based on the financial performance of the Company as measured primarily by adjusted earnings before interest, income taxes and amortization, excluding certain items ("EBITA"). EBITA is the financial measure used by the Company as the primary measure of financial performance. The MIP also incorporates secondary performance measures including: (1) revenue, (2) bookings, and (3) individual performance.

If EBITA results exceeded a pre-determined threshold, MIP funding targets were adjusted, ranging from 50% of the target (for threshold performance) to 100% of the target (for target performance) to 200% of the target (for maximum or greater performance). No awards were earned under the MIP if EBITA results were less than the threshold performance level. Otherwise, the adjusted MIP funding target was divided into three secondary elements: (1) Revenue (weighted at 30%), (2) Bookings (weighted at 30%), and (3) Individual Performance (weighted at 40%).

Actual bonus awards under the MIP were based on these secondary measures, each as compared to targets, calculated independently and then added together. Awards under each of the secondary performance measures could range from 70% of target for threshold performance to 100% for target performance and 150% for maximum or greater performance with no award for performance less than threshold. In the case of individual performance, awards may be decreased but not increased based on individual performance results.

Following the accounting review and the completion of our 2012 financial statements, the Committee compared performance results to pre-established targets for each element of the plan for fiscal 2012. Bonus payments under the MIP were calculated as follows: Each NEO's MIP target was first modified by the performance of the primary element (EBITA) resulting in an adjusted funding target. The adjusted funding target was then divided into three secondary elements, with weights as described above, and a bonus award for each element was calculated based on the comparison of actual results to the pre-established targets. The final MIP award was the sum of the three secondary elements, each as adjusted for performance results. The following tables illustrate performance versus plan and the resulting bonus award for each financial element (dollars in thousands):

	Primary Element
	EBITA
	Target	Plan Performance	Funding Target Adjustment
Veeco Consolidated	$77,768	79.90%	59.80%

	Secondary Elements
	Revenue			Bookings
	Target	Plan Performance	Bonus Award	Target	Plan Performance	Bonus Award
Veeco Consolidated	$571,129	90.40%	85.50%	$617,177	63.50%	0%

Awards for individual performance were based on results compared to goals set by the CEO at the beginning of the year in connection with the Company's performance management process. The CEO's individual performance goals were set by the Board at the beginning of the year. Mr. Peeler's individual performance goals and bonus award are discussed in more detail in the "Compensation of the Chief Executive Officer" section below.

Mr. Peeler evaluated the individual performance of the other NEOs and executives by reviewing the goals set at the beginning of the year and determining the level of achievement of each goal. The goals were not weighted and the award was considered on the totality of the individual performance results for each executive. Individual performance results could range from zero to 100%. After evaluation, Mr. Peeler made individual performance recommendations to the Committee, for each of the other NEOs, equal to 100%.

The individual goals for the NEOs (other than Mr. Peeler, whose goals are discussed in the section "Compensation of the Chief Executive Officer" below) are described in the table below.

NEO	Position	2012 Individual Performance Goals
D. Glass	Executive Vice President and	1.	Help drive Veeco's acquisition strategy and decision process.
	Chief Financial Officer	2.	Drive improvements in metrics and measure progress toward goals in delivering services and consumables.
		3.	Continue to enhance business and financial processes commensurate with managing results during industry down-cycle.
		4.	Implement a new finance organization structure.
		5.	Drive Veeco-wide expense reduction and cash generation improvements during industry down-cycle.
		6.	Enhance IT team performance and drive to best-in-class benchmark performance vs. peer companies.
W. Miller	Executive Vice President, Process Equipment	1.	Implement PLC methodology and discipline to improve product development success rate.
		2.	Refine and strengthen services strategy and deliver service revenue growth.
		3.	Development of leadership and organization.
		4.	Drive acquisition strategy.
		5.	Expand key account structure to sell multiple BU products cohesively to key accounts.
		6.	Implement a responsive field/factory escalation process and make technical support a competitive weapon.
P. Collingwood	Senior Vice President,	1.	Grow market share in top 15 accounts.
	Worldwide Sales & Service	2.	50% growth in services bookings.
		3.	Product growth in 2012.
		4.	Achieve specific regional goals.
J. Kiernan	Senior Vice President, Finance	1.	Support merger and acquisition activity.
	and Corporate Controller	2.	Create a competitive advantage for Veeco by (a) introducing lease financing alternatives and (b) streamlining customer touch points from quote to cash.
		3.	Continue to drive excellence in financial reporting accuracy and controls.
		4.	Implement a new finance organization structure.
		5.	Deliver solid financial performance during industry down-cycle.

As a result of financial performance for EBITA, revenue and bookings and individual performance, Messrs. Peeler, Glass, Collingwood and Kiernan and Dr. Miller earned MIP awards for 2012 equal to 39.3% of their MIP target bonus or $206,274, $79,416, $28,311, $42,231 and $85,604, respectively. After reducing these awards to account for the excess Management Profit Sharing Plan payments made with respect to Q3 2012 (described below), the MIP awards for 2012 for Messrs. Peeler, Glass, Collingwood and Kiernan and Dr. Miller are $200,483, $77,186, $27,549, $41,045 and $83,201, respectively.

2012 Management Profit Sharing Plan

In January 2012, the Committee approved the 2012 Management Profit Sharing Plan (the "MPSP"). Awards under the MPSP were earned when quarterly Company EBITA was at least 5% of revenue for the period, in which case a pool comprised of 2.36% of EBITA (as determined in January 2012 based on the sum of the target profit sharing bonuses for all participants and planned 2012 EBITA) was funded. Awards to participants were made from this pool in accordance with their target bonus amounts. The Company's 2012 quarterly EBITA (as a percentage of Company revenue) and the profit sharing award for each quarter (as a percentage of the target bonus) are set forth in the chart below.

	Q1	Q2	Q3	Q4
EBITA (as % of Revenue)	18.1%	14.9%	13.0%	<5%
Award (as % of Target Bonus)	146.2%	113.4%	93.9%	0%

Following the conclusion of the accounting review and the completion of our 2012 financial statements, the Committee reviewed the 2012 MPSP payments made in Q1, Q2 and Q3 and determined that awards paid for Q3 2012 were overstated relative to adjusted financial results. Q3 EBITA, as a percentage of revenue, was revised downward to 10.7% (from 13.0%) and the Q3 MPSP Award was reduced to 80.6% (from 93.9%).

Any excess Q3 MPSP payments were deducted from amounts payable under the 2012 MIP awards. Messrs. Peeler, Glass, Collingwood and Kiernan and Dr. Miller were paid 2012 awards of $154,652, $59,541, $20,347, $31,662 and $64,181, respectively, and earned 2012 awards of $148,861, $57,311, $19,586, $30,476 and $61,777, respectively.

2012 Sales Commission Plan

The Company's Sales Commission Plan provides eligible participants, including Mr. Collingwood, with an opportunity to earn cash commissions based on the achievement of sales objectives, or quotas. Mr. Collingwood's 2012 target under the Sales Commission Plan was $122,800, which was based on a quota of $617.177M. For 2012, 25% of commissions are earned at the time of booking, with the balance earned upon revenue recognition. Mr. Collingwood's quota was established in early 2012. Mr. Collingwood achieved 64% of his quota, which will result in commissions of $80,537 upon completion of revenue recognition.

2012 Supplemental Services Bonus Plan

In March 2012, the Committee approved the 2012 Supplemental Services Bonus Plan (the "SSBP"). The Plan was established to provide a specific incentive for participants to achieve the Company's 2012 services revenue plan.

Awards under the SSBP were based on 2012 total Company services revenue. Each of the participants in the Company's 2012 Management Bonus Plan participated in the SSBP, including Messrs. Peeler, Glass, Collingwood and Kiernan and Dr. Miller. The target bonuses, as a percentage of base salary, for Messrs. Peeler, Glass, Collingwood and Kiernan and Dr. Miller were 7.5%, 5.25%, 4.5%, 3.75% and 10.5%, respectively. Awards under the Plan ranged from 0% to 300% of target and were calculated for results between threshold ($125M, at which 20% of the target bonus would be paid and below which no bonus would be paid), target ($148M, at which 100% of the target bonus would be paid) and maximum ($200M, at which 300% of the target bonus would be paid). Participants must have been active employees on December 31, 2012 to have been eligible for an award. Awards, if earned, would have been paid during the first quarter of 2013.

No awards were earned or paid under the SSBP because the actual results were less than the threshold.

Summary of 2012 Cash Bonus Awards

Under the 2012 Cash Bonus Plans, as described above, the total awards earned by Messrs. Peeler, Glass, Collingwood and Kiernan and Dr. Miller was equal to $355,135, $136,727, $128,433, $72,707 and $147,382, respectively.

2013 Cash Bonus Plans

In January 2013, the Committee elected to defer adoption of the 2013 Management Bonus Plan (the "MBP"), including the Management Incentive Plan and the Management Profit Sharing Plan, for the first half of the year in connection with the Company's cost-reduction efforts. The Committee also confirmed its intention to consider reinstating the MBP for the second half of the year. In July 2013, the Committee elected to not adopt a 2013 MBP.

Equity-Based Compensation

The Company believes that a substantial portion of an executive's compensation should be awarded in equity since equity-based compensation is directly linked to shareholder interests. The Company grants equity-based awards, such as stock options and restricted stock or restricted stock units ("restricted stock"), to the NEOs and certain other key employees to create a clear and meaningful alignment between compensation and shareholder return and to enable the NEOs and other employees to develop and maintain a stock ownership position. Equity-based awards vest over time and, in certain cases as a function of performance, and are subject to the recipient's continued employment, therefore also acting as a significant retention incentive.

The Company uses a combination of stock option grants and performance-based restricted stock awards as elements of a cost-effective, long-term incentive compensation strategy. Because stock options have intrinsic value to the holder only if the Company's stock price increases, the Committee believes that higher-level executives should receive a greater portion of their long term incentive in the form of stock options. The Committee believes that performance-based restricted stock awards are an effective means for creating stock ownership among the Company's executives and incentivizing key performance objectives.

The Company considered several factors in the design of the 2012 annual equity award process. Long term incentive compensation guidelines, denominated as a dollar value and based on the market data (as discussed above), were developed for each of the NEOs and the other executives. The Company determined the value of its stock options based on the Black-Scholes option valuation methodology. Performance-based restricted stock awards were valued at fair market value. The guideline value for each NEO was then split between stock options and restricted stock awards with a designated ratio.

The actual number of stock options or restricted stock awards granted to each individual was based on several factors including, but not limited to, a fixed budget for awards, the Company's guidelines (as described above), the individual's level of responsibility, past performance and ability to affect future Company performance and noteworthy achievements. The CEO applied these factors, in a review of each of his direct reports, and made equity award recommendations to the Committee. The CEO discussed the rationale for his recommendations with the Committee. The Committee then approved a schedule setting forth all awards to all employees, on an individual-by-individual basis.

On May 25, 2012, the Committee granted stock option and performance-based restricted stock awards to the NEOs as follows:

		Stock Options		Restricted Stock
Name	Date of Grant	Amount	Exercise Price	Amount	Fair Market Value Per Share
John Peeler	5/25/12	80,000	$33.00	30,000	$33.00
David Glass	5/25/12	30,000	$33.00	9,500	$33.00
William Miller	5/25/12	35,000	$33.00	10,200	$33.00
Peter Collingwood	5/25/12	20,000	$33.00	6,500	$33.00
John Kiernan	5/25/12	18,500	$33.00	5,750	$33.00

The Committee considered the following factors in determining the equity awards for each NEO. Stock option awards and performance-based restricted stock grants to Mr. Peeler are discussed under "Compensation of the Chief Executive Officer" below. In determining the award to Mr. Glass, the Committee took into account his leadership of the Company's finance function, the positive contributions he made to the Company over the prior year and the total value of his compensation when compared to market data. Dr. Miller's equity awards were determined after taking into account his continued strong contributions to the Company's Process Equipment Group, the total value of his compensation when compared to market data and his promotion to Executive Vice President, Process Equipment. Mr. Collingwood's equity awards reflect his significant contributions to the Company's global sales and services organization over the previous year and the total value of his compensation when compared to market data. Mr. Kiernan's equity awards were determined after taking into account his contributions to the Company and the total value of his compensation package compared to market data.

Stock option awards, including those granted in 2012, reflect an exercise price equal to the closing price of Veeco common stock on the trading day prior to the grant date, have a term of ten years from the grant date and become exercisable over a three year period with one third of the award becoming exercisable on each of the first three anniversaries of the grant. All of the restricted stock awards granted to the NEOs on May 25, 2012 are subject to the achievement of designated performance criteria. The restricted stock awards are eligible for vesting over a four (4) year period based on achievement of EBITA goals as follows: 100% of the award will vest if EBITA for the four fiscal quarters ended June 30, 2013 (the "initial performance period") is at least 10% of revenue and 25% of the award will vest if EBITA is at least 6% of revenue (with prorated vesting for results between the threshold and target amounts). If all or any portion of the award does not vest based on performance during the initial performance period, then 100% of the award will vest if EBITA for the four fiscal quarters ending September 30, 2013 is at least 8% of revenue, and 25% vest if EBITA is at least 4% of revenue (with prorated vesting for results between the threshold and target amounts). Once earned, performance-based restricted stock awards vest, and are no longer subject to risk of forfeiture over a four year period with one third of the award vesting on the second anniversary of the grant and an additional one third of the award becoming vested on each of the next two anniversaries.

Except as otherwise set forth in the employment agreement between the Company and Mr. Peeler, restricted stock awards granted in June 2008 vested 100% on the fifth anniversary of the grant and were subject to accelerated vesting based on the achievement of certain two-year cumulative financial performance objectives. As a result of 2008 and 2009 financial performance, the Company previously determined that the vesting would not be accelerated under these provisions. Concerned that the five-year vesting schedule, coupled with the fact that most outstanding stock options were significantly underwater, would reduce the retention incentive of outstanding equity awards, the Committee approved a three-year vesting schedule for the May 2009 restricted stock awards with one-third of each award vesting on each of the first three anniversaries of the date of grant. The restricted stock awards granted in June 2010 (other than to Messrs. Peeler and Glass) were subject to the general vesting schedule of four years, with one third of the award vesting on the second anniversary of the grant and an additional one third becoming exercisable on each of the next two anniversaries of the grant. Based on achievement of pre-determined performance goals, the June 2010 restricted stock unit awards to Messrs. Peeler and Glass were deemed to have been earned on August 2, 2011 with one third of the award vesting on that date and another third vesting on August 2, 2012 and the remaining third would have become vested on August 2, 2013 except for the then current suspension of vesting for restricted stock unit awards as described below. The restricted stock awards granted in June 2011 to the NEOs, including Messrs. Peeler and Glass, were based on the achievement of pre-determined performance goals. These goals were deemed to have been met in July 2012 following which the awards commenced vesting in accordance with the general four year vesting schedule, with one third of the award vesting on the second anniversary of the grant and an additional one third becoming vested on each of the next two anniversaries of the grant.

The Committee typically approves annual equity awards at a scheduled meeting, held during the two month period following the annual meeting of stockholders and during an open trading window in accordance with the Company's Corporate Governance Guidelines. The 2012 equity awards were approved by the Committee in accordance with this practice and the number of stock options and restricted shares awarded to each employee, including the NEOs, was determined on May 25, 2012. As with all equity awards, the stock option exercise price is the closing price of Veeco common stock on the trading day prior to the grant date ($33.00 for stock options granted on May 25, 2012). The Committee has not granted, nor does it intend to grant, equity compensation to executives in anticipation of the release of material nonpublic or other information that could result in changes to the price of the Company's stock. Furthermore, the Committee has not "timed," nor does it intend to "time," the release of material nonpublic information based on equity award grant dates.

As a result of the Company's delayed filing of this 2012 Form 10-K, on May 1, 2013 the Company suspended the exercise of stock option awards and the delivery of shares for vested restricted stock unit awards previously granted.

In addition, as a result of the accounting review being conducted at the time equity awards would have normally been granted in 2013, the Committee determined that it was appropriate to delay the grant of 2013 equity awards until the accounting review was completed and following the subsequent meeting of stockholders.

Say-on-Pay

Our Board of Directors, the Committee and our management value the opinions of our stockholders. At the 2012 annual meeting of stockholders, more than 89% of the votes cast on the say-on-pay proposal were in favor of our named executive officer compensation. The Board of Directors and the Committee reviewed the final vote results and we did not make any changes to our executive compensation program as a result of the vote results. We have determined that our stockholders should vote on a say-on-pay proposal each year.

Benefits and Perquisites

The Company provides the benefits and perquisites to its executive officers that it believes are required to remain competitive, with the goal of promoting enhanced employee productivity and loyalty to the Company. The Committee periodically reviews the levels of benefits and perquisites provided to executive officers. The NEOs participate in the Company's 401(k) savings plan and other benefit plans on the same basis as other similarly-situated employees. The Company provides a 401(k) savings plan under which it provides matching contributions of fifty cents for every dollar an eligible employee contributes, up to 6% of such employee's eligible compensation. The plan calls for vesting of Company contributions over the initial five years of a participant's employment with the Company. The Company also provides group term life insurance for its employees, including the NEOs. The amounts of the Company's 401(k) matching contributions and group term life insurance premiums for the NEOs are included under the caption "All Other Compensation" in the Summary Compensation Table appearing elsewhere in this Annual Report on Form 10-K. The Company also provides a car allowance for each of the NEOs. Such amounts are also included under the caption "All Other Compensation" in the Summary Compensation Table. The Company does not maintain other perquisite programs, such as post-retirement health and welfare benefits, defined or supplemental pension benefits or deferred compensation arrangements.

The Company adopted, in early 2009, the Senior Executive Change in Control policy intended to provide specified executives, including Messrs. Collingwood, Glass, Kiernan and Dr. Miller, with certain severance benefits in the event that their employment is terminated under qualifying circumstances related to a Change in Control. The Committee recognizes that, as is the case for most publicly held companies, the possibility of a change in control exists, and the Company wishes to ensure that the NEOs are not disincentivized from discharging their duties in respect of a proposed or actual transaction involving a change in control. Accordingly, the Company wanted to provide additional inducement for such NEOs to remain in the employ of the Company. Before approving the policy, the Committee reviewed similar practices at peer companies and a tally sheet illustrating the value of the benefits provided to each covered employee under the policy.

Compensation of the Chief Executive Officer

Mr. Peeler's compensation for 2012, which is consistent with the compensation objectives expressed herein and determined in connection with his hiring in 2007, was designed to successfully recruit him to and retain him at Veeco. His package originally reflected compensation at his previous employer, including its efforts to retain him, and a review of the market data for CEO compensation. The principal elements of Mr. Peeler's compensation package include: (i) a base salary of $630,000 (which was increased to $700,000 in 2011 and maintained at that level for 2012); (ii) eligibility for an annual Management Bonus Plan award equal, at target, to 100% of his base salary; and (iii) a car allowance of $1,500 per month.

In addition, the Company reimburses Mr. Peeler's reasonable housing and related transportation expenses. On April 25, 2012, the Company amended its employment agreement with Mr. Peeler. The amendment extended the Company's obligation to reimburse the reasonable housing expenses of Mr. Peeler in the Woodbury, New York area and his transportation expenses to/from the Woodbury area from/to his home in Maryland, including tax gross-up for these amounts, through April 25, 2015, and provides that such amounts shall not exceed $150,000 per year. For 2012, the actual expenses associated with Mr. Peeler's housing and transportation allowance were approximately $48,618 (which amount, when grossed-up for tax purposes, totaled approximately $94,349).

For 2012, Mr. Peeler earned a Management Incentive Plan award of $206,274, representing 39.3% of his target. This amount was based on Veeco Consolidated EBITA, revenue and bookings each as compared to pre-determined targets and a review of his performance against individual objectives. His individual performance objectives included: (1) increasing the Company's product portfolio and gaining market share, (2) increasing the Company's services and consumables business, (3) preparing the Company's talent and organization for long-term growth, and (4) delivering solid financial performance during an industry down cycle. The Committee evaluated Mr. Peeler's performance in executive session and formulated and presented a recommendation to award Mr. Peeler 100% of the value for individual performance to the full Board of Directors. The Board approved this recommendation. Mr. Peeler's Management Incentive Plan award will be paid in the fourth quarter of 2013.

Under the terms of the quarterly 2012 Management Profit Sharing Plan, Mr. Peeler earned $63,975, $49,608, $35,277 and $0 for the first, second, third and fourth quarters of 2012, representing 146.2%, 113.4%, 80.6% and 0%, respectively, of his profit sharing target for the first, second, third and fourth quarters of 2012. Profit-sharing awards were based on EBITA results.

Mr. Peeler's 2012 equity compensation was comprised of a combination of stock options and performance-based restricted stock. In conjunction with an analysis of Mr. Peeler's total compensation package, and taking into consideration market data, his strong performance during 2012 and the importance of retaining him, the Committee formulated an equity compensation recommendation, proposed this recommendation to the full Board of Directors, and on May 25, 2012, Mr. Peeler received a performance-based restricted stock award of 30,000 shares of Veeco common stock and was granted a stock option award to purchase 80,000 shares of Veeco common stock, the combined value of which was consistent with the equity compensation practices described above. Mr. Peeler's stock options have an exercise price equal to the closing price of Veeco common stock on the trading day prior to the grant date and are subject to the same terms as the Company's other stock option awards, as described above.

The Committee reviewed a tally sheet setting forth the components of compensation for Mr. Peeler, including base salary, annual incentive bonus, stock option and restricted stock grants, potential stock option and restricted stock gains, the dollar value to Mr. Peeler and cost to the Company of all perquisites and other personal benefits. Based on its review, the Committee concluded that Mr. Peeler's compensation, in the aggregate, is reasonable and appropriate in light of our desire to retain him, the stated objectives of the Company's compensation programs and the Company's financial and operating performance.

Compensation of the Chief Financial Officer

On January 5, 2010, Veeco announced that David D. Glass would join the Company as Executive Vice President and Chief Financial Officer. In connection with his appointment, the Company entered into an agreement with Mr. Glass, effective January 18, 2010. Pursuant to the terms of the agreement, Mr. Glass will be paid an annual base salary of $360,000 (which was increased to $385,000 in 2011 and maintained at that level for 2012). He is eligible to participate in the Company's Management Bonus Plan, with a target bonus of 70% of base salary. Mr. Glass also receives a car allowance of $700 per month. Mr. Glass is eligible for certain severance benefits in the event his employment is terminated by the Company without cause or by him for good reason, including 18 months of salary continuation and extended stock option exercise rights for up to 12 months following separation, not to exceed the expiration date of the option. Mr. Glass has been named as a participant in the Company's Senior Executive Change in Control policy.

Other Employment Agreements: Letter Agreement with Dr. Miller

On January 30, 2012, the Company entered into a letter agreement with Dr. Miller in connection with his promotion to the position of Executive Vice President, Process Equipment. The letter agreement provides that Dr. Miller will be paid an annual base salary of $415,002. He will continue to participate in the Company's Management Bonus Plan with a target bonus increased to 70% of his base salary. Dr. Miller will also be eligible for certain severance benefits in the event his employment is terminated by the Company without cause or by him for good reason, including 52 weeks of salary continuation, subsidized COBRA contributions during the period of salary continuation and extended stock option exercise rights for up to 12 months following separation, not to exceed the expiration date of the option. Dr. Miller was previously named as a participant in the Company's Senior Executive Change in Control policy.

Financial and Tax Considerations

In designing our compensation programs, the Company takes into account the financial impact and tax effects that each element will or may have on the Company and the executives. Section 162(m) of the Code limits Veeco's tax deduction to $1,000,000 per year for compensation paid to each of the NEOs, unless certain requirements are met. The Committee's present intention is to structure executive compensation so that it will be predominantly deductible, while maintaining flexibility to take actions which it deems to be in the best interest of Veeco and its stockholders, even if these actions may result in Veeco paying certain items of compensation that may not be fully deductible.

Conclusion

Attracting and retaining talented and motivated management and key employees is essential to creating long-term shareholder value. Offering a competitive, performance-based compensation program with a substantial equity component helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of shareholders. We believe that Veeco's 2012 compensation program met these objectives and that the Company's 2013 compensation program is appropriate in light of the challenges facing the Company and its employees.

Compensation Committee Report

The Committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2012. Based on the review and the discussions, the Committee recommended to the Board of Directors (and the Board approved), that the Compensation Discussion and Analysis be included in Veeco's Annual Report on Form 10-K and Proxy Statement.

This report is submitted by the Committee.

Richard A. D'Amore
Gordon Hunter
Roger D. McDaniel (Chairman)

Summary Compensation Table

The following table sets forth a summary of annual and long-term compensation awarded to, earned by, or paid for the fiscal year ended December 31, 2012 to (a) the principal executive officer of Veeco, (b) the principal financial officer of Veeco, and (c) each of the next three most highly compensated executive officers (as defined in Rule 3b-7 under the Exchange Act) of Veeco serving at the end of the year (the "NEOs").

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non- Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
John R. Peeler	2012	700,000	—	990,000	1,263,659	355,135	120,881	3,429,676
CEO	2011	681,154	—	858,220	741,194	559,773	117,944	2,958,285
	2010	621,923	—	358,365	1,516,668	2,000,461	126,283	4,623,700
David D. Glass	2012	385,000	—	313,500	473,872	136,727	16,452	1,325,552
EVP and CFO(6)	2011	378,269	—	351,560	301,622	216,670	76,284	1,324,406
	2010	339,231	—	882,760	1,068,550	765,478	279,431	3,335,450
William J. Miller, Ph.D.	2012	414,425	—	336,600	552,851	147,382	16,140	1,467,398
EVP, Process	2011	371,538	—	538,235	468,062	172,163	11,640	1,561,639
Equipment(7)	2010	306,959	150,000	238,910	736,770	842,353	11,640	2,286,633
Peter Collingwood	2012	423,435	—	214,500	315,915	128,433	294,374	1,376,658
SVP, Worldwide Sales	2011	290,625	—	180,950	163,671	152,401	467,220	1,254,867
and Service(8)	2010	286,339	—	119,455	463,626	362,234	478,124	1,709,777
John P. Kiernan,	2012	286,624	—	189,750	292,221	72,707	16,452	857,755
SVP, Finance, Corp.	2011	283,656	30,000	180,950	163,671	115,684	41,760	815,721
Controller and Treasurer	2010	275,600	—	78,499	316,272	442,132	121,760	1,234,263

(1)
Reflects a special incentive bonus for Dr. Miller for the achievement of a specified MOCVD revenue level in 2010, and a recognition award paid to Mr. Kiernan in 2011. All other bonuses were either performance-based bonuses pursuant to the Company's Management Bonus Plan, Management Profit Sharing Plan or the Special Profit Sharing Plan, which are reflected under the column labeled

  "Non-Equity Incentive Plan Compensation," or signing bonuses, which are reflected under the column labeled "All Other Compensation," in accordance with SEC rules.

(2)
Reflects awards of restricted stock. In accordance with SEC rules, the amounts shown above reflect the grant date fair value of the stock awards. The amounts shown relate to the following stock awards:

Grant Date	Grant Date Fair Value	Name	Number of Shares
1/18/2010	$32.58	D. Glass	25,000
6/11/2010	$34.13	J. Peeler	10,500
		D. Glass	2,000
		W. Miller	7,000
		P. Collingwood	3,500
		J. Kiernan	2,300
6/9/2011	$51.70	J. Peeler	16,600
		D. Glass	6,800
		W. Miller	6,800
		P. Collingwood	3,500
		J. Kiernan	3,500
12/1/2011	$24.89	W. Miller	7,500
5/25/2012	$33.00	J. Peeler	30,000
		D. Glass	9,500
		W. Miller	10,200
		P. Collingwood	6,500
		J. Kiernan	5,750
(3)
In accordance with SEC rules, the amounts shown above reflect the grant date fair value of the option awards. Assumptions used in the calculation of these amounts are included in Note 8 to the Company's audited financial statements for the fiscal year ended December 31, 2012, included elsewhere in this Annual Report on Form 10-K (the "Consolidated Financial Statements"). The amounts shown relate to the following option awards:

Grant Date	Grant Date Fair Value	Name	Number of Shares
1/18/2010	$15.98	D. Glass	50,000
6/11/2010	$17.97	J. Peeler	84,400
		D. Glass	15,000
		W. Miller	41,000
		P. Collingwood	25,800
		J. Kiernan	17,600
6/9/2011	$23.38	J. Peeler	31,700
		D. Glass	12,900
		W. Miller	12,900
		P. Collingwood	7,000
		J. Kiernan	7,000
12/1/2011	$11.10	W. Miller	15,000
5/25/2012	$15.80	J. Peeler	80,000
		D. Glass	30,000
		W. Miller	35,000
		P. Collingwood	20,000
		J. Kiernan	18,500

(4)
Reflects profit-sharing and cash bonuses under the Company's Management Profit Sharing Plan, Management Bonus Plan and Special Profit Sharing Plan and commissions. Profit-sharing, bonuses and commissions listed for a particular year represent amounts earned with respect to such year even though all or part of such amount may have been paid during the following year. These amounts are comprised of the following:

Name	Year		Profit Sharing Plan ($)	Bonus Plan ($)	Special Profit Sharing Plan ($)	Commissions ($)		Total Non- Equity Incentive Plan Compensation ($)
J. Peeler	2012	*	154,652	200,483	—			355,135
	2011		265,159	294,614	—			559,773
	2010		400,617	1,228,501	371,343			2,000,461
D. Glass	2012	*	59,541	77,186	—			136,727
	2011		103,244	113,426	—			216,670
	2010		157,516	466,847	141,115			765,478
W. Miller	2012	*	64,181	83,201	—			147,382
	2011		86,657	85,506	—			172,163
	2010		121,415	391,950	328,988			842,353
P. Collingwood	2012	*	20,347	27,549	—	80,537	**	128,433
	2011		35,576	38,763	—	78,061		152,400
	2010		56,283	172,612	52,176	81,162		362,234
J. Kiernan	2012	*	31,662	41,045	—			72,707
	2011		55,367	60,316	—			115,684
	2010		88,094	272,814	81,224			442,132

*
Following the conclusion of the accounting review and the completion of the Company's 2012 financial statements, it was determined that the 2012 MPSP awards paid for Q3 2012 were overstated relative to adjusted financial results. Excess Q3 2012 MPSP payments were subsequently deducted from awards otherwise payable under the 2012 Management Bonus Plan.

**
A portion of this amount ($2,518) reflects commissions that may be earned by Mr. Collingwood upon the recognition of revenue associated with orders booked in 2012.
(5)
All Other Compensation for 2012 consists of car allowance, 401(k) matching contribution, premiums for group term life insurance, relocation/housing allowance, and in the case of Mr. Collingwood, car lease payments, an employer UK pension contribution, and Veeco-funded tax payments.

Name	Car Allowance / Lease ($)	401(k) Matching Contribution ($)		Premium for Group Term Life Insurance ($)	Relocation / Housing Allowance ($)	Veeco- Funded Tax Payments ($)	Separation Payments ($)	Total Other Compensation ($)
J. Peeler	18,000	7,500		1,032	94,349			120,881
D. Glass	8,400	7,500		552				16,452
W. Miller	8,400	7,500		240				16,140
P. Collingwood	17,029	3,190	*		92,044	182,111		294,374
J. Kiernan	8,400	7,500		552				16,452

*
Amount reflects an employer UK pension contribution made on Mr. Collingwood's behalf in December of 2012.

(6)
Mr. Glass joined Veeco as Executive Vice President and Chief Financial Officer on January 18, 2010.

(7)
Dr. Miller was appointed as an executive officer of Veeco during 2010.

(8)
Mr. Collingwood's compensation for 2012 includes a six month salary increase of $20,000 per month paid in conjunction with his temporary assignment to Veeco's Shanghai office in 2012. Mr. Collingwood subsequently returned to the United Kingdom and his compensation for the month of December, 2012 was tendered in Great Britain Pounds (GBP). For purposes of these tables, this compensation has been converted to United States Dollars (USD) at a rate of 1 GBP = 1.6139 USD, which was the average exchange rate for the month of December, 2012.

Grants of Plan-Based Awards

The following table sets forth certain information concerning grants to each NEO during 2012 of stock options, shares of restricted stock and shares of restricted stock units made under the Company's 2010 Stock Incentive Plan (the "2010 Plan"). The option, restricted stock and restricted stock unit awards are also included in the Stock Awards and Option Awards columns of the Summary Compensation Table. The options granted under the 2010 Plan have a ten-year life. The options vest one third per year on each of the first, second and third anniversaries of the date of grant. One third of the shares of restricted stock vest on each of the second, third and fourth anniversaries of the date of grant. Holders of restricted stock are entitled to dividends to the same extent as holders of unrestricted stock.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(2)
								Market Price on Date of Grant ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
J. Peeler	5/25/2012				30,000				990,000
	5/25/2012					80,000	33.00	33.31	1,263,659
D. Glass	5/25/2012				9,500				313,500
	5/25/2012					30,000	33.00	33.31	473,872
W. Miller	5/25/2012				10,200				336,600
	5/25/2012					35,000	33.00	33.31	552,851
P. Collingwood	5/25/2012				6,500				214,500
	5/25/2012					20,000	33.00	33.31	315,915
J. Kiernan	5/25/2012				5,750				189,750
	5/25/2012					18,500	33.00	33.31	292,221

(1)
The Company made awards under its annual Management Bonus Plan for performance in 2012. These bonuses, which were earned during 2012 and paid in the fourth quarter of 2013, are reflected in the Summary Compensation Table under the Column entitled Non-Equity Incentive Plan Compensation. Aside from these awards, the Company did not grant long-term cash or other non-equity incentive plan awards in 2012.

(2)
The exercise price reflects the closing price of Veeco common stock on the trading day immediately preceding the grant date, as provided under the terms of the 2010 Plan.

(3)
Reflects the closing market price of Veeco common stock on the date of grant for dates, if any, on which the option exercise price was less than the closing price on the date of grant. Under the 2010 Plan, option exercise prices are based on the closing price on the trading day immediately preceding the date of grant. The date-prior closing price was originally chosen when the 2010 Plan was adopted to facilitate administration of the plan, approval and issuance of awards and reporting of awards under applicable SEC rules.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information as of December 31, 2012, concerning unexercised options and stock awards including those that had been granted but not yet vested as of such date for each of the NEOs. The value of stock awards shown below is based upon the fair market value of the Company's common stock on December 31, 2012, which was $29.49 per share.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
J. Peeler	83,334		20.74	6/30/2014	3,500	103,215
	58,334		17.48	6/11/2015	16,600	489,534
	100,000		8.82	5/17/2016	30,000	884,700
	150,000		12.36	6/28/2016
	56,266	28,134	34.13	6/10/2020
	10,566	21,134	51.70	6/8/2021
		80,000	33.00	5/24/2022
D. Glass	16,667	16,667	32.58	1/17/2017	16,667	491,510
	10,000	5,000	34.13	6/10/2020	667	19,670
	4,300	8,600	51.70	6/8/2021	6,800	200,532
		30,000	33.00	5/24/2022	9,500	280,155
W. Miller	1,000		18.11	6/7/2014	4,500	132,705
	3,334		16.37	11/8/2014	4,667	137,630
	5,834		17.48	6/11/2015	6,800	200,532
	13,334		8.82	5/17/2016	7,500	221,175
	13,334		12.36	6/28/2016	10,200	300,798
	27,333	13,667	34.13	6/10/2020
	4,300	8,600	51.70	6/8/2021
	5,000	10,000	24.89	11/30/2021
		35,000	33.00	5/24/2022
P. Collingwood	6,667		12.38	10/5/2015	3,334	98,320
	6,668		8.82	5/17/2016	2,334	68,830
	6,667		12.02	6/17/2016	3,500	103,215
	13,334		12.36	6/28/2016	6,500	191,685
	17,200	8,600	34.13	6/10/2020
	2,333	4,667	51.70	6/8/2021
		20,000	33.00	5/24/2022
J. Kiernan	4,584		8.82	5/17/2016	6,000	176,940
	4,584		12.36	6/28/2016	1,534	45,238
	5,867	5,867	34.13	6/10/2020	3,500	103,215
	2,333	4,667	51.70	6/8/2021	5,750	169,568
		18,500	33.00	5/24/2022

(1)
The options which were not vested as of December 31, 2012 are to vest one third per year on each of the first, second and third anniversaries of the date of grant. The shares of restricted stock which were not vested as of December 31, 2012 are to vest as described herein. With respect to restricted stock awards granted in 2008, vesting is to occur, and did in fact occur, on the fifth anniversary of the date of grant, specifically on June 12, 2013 (except for the awards to

  Mr. Collingwood, which vested in accordance with agreements entered in connection with his initial hiring). With respect to restricted stock awards granted in 2010 (other than for Messrs. Peeler and Glass), vesting is to occur one third per year on each of the second, third and fourth anniversaries of the date of grant. The June 2010 restricted stock awards to Messrs. Peeler and Glass were in the form of performance restricted stock units. The June 2011 and May 2012 restricted stock awards to all NEOs were in the form of performance restricted stock awards. If the designated performance criteria is met, then one third of these units or awards, as the case may be, will vest on the date on which the performance criteria is determined to have been met and one third will vest on each of the first and second anniversaries of such date. The performance criteria established for the 2010 and 2011 performance awards was met and vesting associated with these awards has begun (although the vesting of the remaining third of the 2010 restricted stock unit awards to Messrs. Peeler and Glass, scheduled to occur on August 2, 2013, was suspended as a result of the accounting review). The grant dates for the awards shown above which were not vested as of December 31, 2012 are as follows:

  (the following table is part of footnote (1) to the Outstanding Equity Awards at Fiscal Year End table above)

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Number of Shares That Have Not Vested (#)	Restricted Stock Grant Date
J. Peeler	28,134	34.13	6/11/2010	3,500	6/11/2010
	21,134	51.70	6/9/2011	16,600	6/9/2011
	80,000	33.00	5/25/2012	30,000	5/25/2012
D. Glass	16,667	32.58	1/18/2010	16,667	1/18/2010
	5,000	34.13	6/11/2010	667	6/11/2010
	8,600	51.70	6/9/2011	6,800	6/9/2011
	30,000	33.00	5/25/2012	9,500	5/25/2012
W. Miller	13,667	34.13	6/11/2010	4,500	6/12/2008
	8,600	51.70	6/9/2011	4,667	6/11/2010
	10,000	24.89	12/1/2011	6,800	6/9/2011
	35,000	33.00	5/25/2012	7,500	12/1/2011
				10,200	5/25/2012
P. Collingwood	8,600	34.13	6/11/2010	3,334	6/18/2009
	4,667	51.70	6/9/2011	2,334	6/11/2010
	20,000	33.00	5/25/2012	3,500	6/9/2011
				6,500	5/25/2012
J. Kiernan	5,867	34.13	6/11/2010	6,000	6/12/2008
	4,667	51.70	6/9/2011	1,534	6/11/2010
	18,500	33.00	5/25/2012	3,500	6/9/2011
				5,750	5/25/2012

Options Exercises and Stock Vested During 2012

The following table sets forth certain information concerning the exercise of stock options and the vesting of shares of restricted stock during the last fiscal year for each of the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
J. Peeler	—	—	20,167	695,945
D. Glass	—	—	9,000	215,654
W. Miller	—	—	6,000	207,197
P. Collingwood	—	—	11,500	377,427
J. Kiernan	—	—	3,433	118,488

(1)
Includes the following shares of stock surrendered to the Company and/or sold to satisfy tax withholding obligations due upon the vesting of restricted stock:

Name	Number of Shares Withheld and/or Sold for Tax Withholding (#)
J. Peeler	7,905
D. Glass	3,433
W. Miller	2,165
P. Collingwood	3,983
J. Kiernan	1,239

Equity Compensation Plan Information

The Company maintains the Veeco 2010 Stock Incentive Plan (the "2010 Plan") to provide for equity awards to employees, directors and consultants. In the past, the Company had maintained certain other stock option plans, including plans not approved by the Company's stockholders, all of which have expired and/or been frozen and, as a result, no awards are available for future grant under such plans, although past awards under these plans may still be outstanding. A brief description of the plans approved by the Company's stockholders follows.

Plans Approved by Securityholders

The 2010 Plan was approved by the Board of Directors and by the Company's stockholders in May 2010. The 2010 Plan provides for the issuance of up 3,500,000 shares of Common Stock pursuant to stock options, restricted stock, restricted stock units, stock appreciation rights, and dividend equivalent rights (collectively, the "awards"). As of December 31, 2012, 1,448,132 options were outstanding under the 2010 Plan and there were 965,417 shares of Common Stock available for future issuance. The term of any award granted under the 2010 Plan shall be the term stated in the award agreement, provided, however, that the term of awards may not be longer than ten (10) years (or five (5) years in the case of an incentive stock option granted to any participant who owns stock representing more than 10% of the combined voting power of the Company or any parent or subsidiary of the Company), excluding any period for which the participant has elected to defer the receipt of the shares or cash issuable pursuant to the award and any deferral program the administrator of the 2010 Plan may establish in its discretion.

The Veeco 2000 Stock Incentive Plan, as amended (the "2000 Plan"), provided for the grant of up to 8,530,000 share-equivalent awards (either shares of restricted stock, restricted stock units or options to purchase shares of Common Stock). Stock options granted pursuant to the 2000 Plan expire after seven (7) years and generally become exercisable over a three-year period following the grant date. In addition, the 2000 Plan provided for automatic annual grants of shares of restricted stock to each non-employee Director of the Company having a fair market value in the amount determined by the Compensation Committee from time to time. The 2000 Plan expired on April 3, 2010. As a result, no further awards are available for grant under the 2000 Plan and this plan cannot be used for future awards. As of December 31, 2012, 873,522 awards were outstanding under the 2000 Plan.

Plans Not Approved by Securityholders

In connection with the Company's acquisition of Synos Technology, Inc. on October 1, 2013, the Board of Directors granted equity awards to 52 Synos employees. Pursuant to Nasdaq Listing Rule 573(c)(4), the equity awards were granted under the Company's 2013 Inducement Stock Incentive Plan, which the Board of Directors adopted to facilitate the granting of equity awards as an inducement to these employees to commence employment with Veeco. Awards granted to Synos employees as a part of this plan were comprised of (i) 124,500 stock options that will vest, subject to the recipient's continued service, over a three year period with one-third of each award vesting on each of the first three anniversaries of the award; the stock option awards have a ten-year term, and (ii) 62,500 restricted stock units were granted that will vest, subject to the recipient's continued service, over a four year period with one third of each award vesting on each anniversary of the award, beginning with the second anniversary and vesting, and (iii) 25,200 restricted stock units were granted that will vest, subject to the recipient's continued service, on the second anniversary of the award. There are no awards available for future grant under the 2013 Inducement Stock Incentive Plan.

Potential Payments Upon Termination or Change-in-Control

The Company has entered into an employment agreement or letter agreement with each of the NEOs. These agreements provide for the payment of severance and certain other benefits to the executive in the event (i) the executive's employment is terminated by Veeco without "cause" (defined as specified serious misconduct), (ii) the executive resigns for "good reason" or (iii) in the case of Mr. Peeler, in the event of death or disability. "Good reason" is defined in the employment and letter agreements as (a) a salary reduction, other than pursuant to a management-wide salary reduction program, (b) in the case of Messrs. Peeler, an involuntary relocation of the executive's primary place of work by more than 50 miles from its then current location, (c) in the case of Mr. Peeler, an involuntary diminution in position, title, responsibilities, authority or reporting responsibilities; (d) in the case of Messrs. Peeler and Glass, a significant reduction in total benefits available (other than a reduction affecting employees generally); and (e) in the case of Mr. Peeler, involuntarily ceasing to be a member of the Board. The nature and extent of the benefits payable vary from executive to executive and, for Mr. Glass, vary depending on whether the termination occurs in connection with or following a "change of control." The specific benefits payable to each individual under these agreements are described below. Payment of these severance and other benefits is conditioned on the executive's release of claims against the Company and on non-competition and non-solicitation provisions applicable during the period in which executive is entitled to severance payments, as described below. If the termination is for "cause" or by the executive without "good reason," the severance obligations do not apply. These agreements contain provisions intended to ensure that payments under the agreement comply with Section 409A of the Code. Such provisions may have the effect of delaying or accelerating certain payments under the agreements. The description of the employment agreements and letter agreements contained herein is a summary only. Reference is made to the full text of these agreements which have been filed previously with the SEC.

Peeler Agreement

The Company has entered into an employment agreement with Mr. Peeler dated July 1, 2007 and amendments thereto dated June 12, 2008, December 31, 2008, June 11, 2010 and April 25, 2012. Under the agreement, in the event of a specified termination as described above, Mr. Peeler will be entitled to severance in an amount equal to 36 months of base salary and he will be entitled to a payment equal to his target bonus for the year of termination, pro-rated for the period of his service during such year. In addition, upon any such termination, (i) Mr. Peeler will have 36 months (or until the end of the original term of the options, if earlier) to exercise options to purchase common stock of Veeco which are or become vested and are held by Mr. Peeler at the time of such termination, (ii) the vesting of any options which are held by the executive at the time of such termination will be accelerated, and (iii) the vesting of any shares of restricted stock held by Mr. Peeler at the time of such termination will be accelerated and restrictions with regard thereto shall lapse. In addition, if Mr. Peeler elects to continue healthcare coverage under COBRA, then his contributions will be at the same Company-subsidized rates which Mr. Peeler would have paid had his employment not been terminated.

Glass Agreement

The Company has entered into a letter agreement with Mr. Glass dated December 17, 2009. Under the agreement, in the event of a specified termination as described above, Mr. Glass will be entitled to severance in an amount equal to 18 months of base salary. In addition, upon any such termination, (i) Mr. Glass will have 12 months (or until the end of the original term of the options, if earlier) to exercise options to purchase common stock of Veeco which were granted after the date of the employment agreement and which are or become vested and are held by Mr. Glass at the time of such termination, and (ii) if such termination occurs within 12 months following a change of control, the vesting of any such options which are held by the executive at the time of such termination will be accelerated. In addition, if Mr. Glass elects to continue healthcare coverage under COBRA, then his contributions during the period in which he is receiving severance under the agreement will be at the same Company-subsidized rates which Mr. Glass would have paid had his employment not been terminated.

Miller Agreement

The Company has entered into a letter agreement with Dr. Miller dated January 30, 2012. Under the agreement, in the event of a specified termination as described above, Dr. Miller will be entitled to severance in an amount equal to 12 months of base salary. In addition, upon any such termination, (i) Dr. Miller will have 12 months (or until the end of the original term of the options, if earlier) to exercise vested options to purchase common stock of Veeco which are held by Dr. Miller at the time of such termination and (ii) if Dr. Miller elects to continue healthcare coverage under COBRA, then his contributions during the period in which he is receiving severance under the agreement will be at the same Company-subsidized rates which Dr. Miller would have paid had his employment not been terminated.

Collingwood Agreement

The Company entered into a letter agreement with Mr. Collingwood effective January 1, 2010, in connection with his temporary assignment at the Company's headquarters office in Plainview, New York. Under the agreement, in the event Mr. Collingwood's employment is terminated by the Company without cause, Mr. Collingwood will be entitled to severance in an amount equal to 12 months of base salary. In addition, both the Company and Mr. Collingwood are required to give the other three months' notice should either party wish to terminate Mr. Collingwood's employment, except in cases of gross misconduct or other fundamental breach of his obligations by Mr. Collingwood's obligations, in which case the Company may terminate Mr. Collingwood's employment with immediate effect.

Kiernan Agreement

The Company has entered into a letter agreement with Mr. Kiernan dated January 21, 2004, and amendments thereto dated June 9, 2006 and December 29, 2008. Under the agreement, in the event of a specified termination as described above, Mr. Kiernan will be entitled to severance in an amount equal to 18 months of base salary. In addition, upon any such termination, Mr. Kiernan will have 12 months to exercise stock options held by him at such time (or until the end of the original term of the options, if earlier) and, if such termination occurs within 12 months of a change of control, the vesting of any options which are held by Mr. Kiernan at the time of such termination will be accelerated. In addition, upon such termination, the vesting of any shares of restricted stock awarded to Mr. Kiernan after June 9, 2006 and which are held by Mr. Kiernan at the time of such termination will be accelerated and all restrictions with regard thereto shall lapse upon such termination. Furthermore, upon such termination, Mr. Kiernan will be entitled to receive a pro-rated portion of any outstanding long-term cash incentive awards. However, the calculation of the pro-rated amount varies depending upon whether such termination occurs within 12 months of a change in control or such other period of time.

Change in Control Policy

Veeco has adopted a Senior Executive Change in Control Policy (the "Policy") dated September 12, 2008 and amended December 23, 2008. The Policy provides certain severance and other benefits to designated senior executives in the event of a change in control of Veeco. The Policy was implemented to ensure that the executives to whom the policy applies remain available to discharge their duties in respect of a proposed or actual transaction involving a change in control that, if consummated, might result in a loss of such executive's position with the Company or the surviving entity. The policy was not adopted with any particular change in control in mind. The policy applies to designated senior executives of Veeco ("Eligible Employees"), including Messrs. Glass, Miller, Collingwood and Kiernan. The policy does not apply to Mr. Peeler. Benefits under the Senior Executive Change in Control Policy are intended to supplement, but not duplicate, benefits to which the covered executive may be entitled under the employment and letter agreements described above. The following description of the Senior Executive Change in Control Policy contained above is a summary only. Reference is made to the full text of the policy which has been filed previously with the SEC. The principal terms of the policy are:

  (a)
  Upon the consummation of a Change in Control (as defined in the policy), the vesting of all equity awards held by the Eligible Employee shall be accelerated and any outstanding stock options then held by the employee shall remain exercisable until the earlier of (x) 12 months following the date of termination of the employee's employment and (y) the expiration of the original term of such options.

  (b)
  If an Eligible Employee's employment shall be terminated by the Company without Cause (as defined in the policy), or by the Eligible Employee for Good Reason (as defined in the policy), during the period commencing 3 months prior to, and ending 18 months following, a Change in Control, and subject to the Eligible Employee's execution of a separation and release agreement in a form reasonably satisfactory to the Company:

      (i)  The Company shall pay to the Eligible Employee in a lump sum an amount equal to the sum of (A) his or her then current annual base salary and (B) the target bonus payable to the Eligible Employee pursuant to the Company's performance-based compensation bonus plan with respect to the fiscal year ending immediately prior to the date of termination, multiplied by 1.5;

     (ii)  The Company shall continue to provide the Eligible Employee with all health and welfare benefits which he or she was participating in or receiving as of the date of termination until the 18-month anniversary of the date of termination; and

    (iii)  The Company shall pay to the Eligible Employee a pro-rated amount of the Eligible Employee's bonus for the fiscal year in which the date of termination occurs.

Payment of the benefits described above is conditioned on the executive's release of claims against the Company and on non-competition and non-solicitation provisions applicable during the 18-month period following termination of executive's employment.

Potential Payments Upon Termination or Change-in-Control

The following table shows the estimated, incremental amounts that would have been payable to the NEOs upon the occurrence of the indicated event, had the applicable event occurred on December 31, 2012. These amounts would be incremental to the compensation and benefit entitlements described above in this Proxy Statement that are not contingent upon a termination or change-in-control. The amounts attributable to the accelerated vesting of stock options and restricted shares are based upon the fair market value of the Company's common stock on December 31, 2012, which was $29.49 per share. The actual compensation and benefits the executive would receive at any subsequent date would likely vary from the amounts set forth below as a result of certain factors, such as a change in the price of the Company's common stock and any additional benefits the officer may have accrued as of that time under applicable benefit or compensation plans.

			Stock Options
Name	Event	Salary & Other Continuing Payments ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Extension of Post- Termination Exercise Period ($)(3)	Accelerated Vesting of Stock Awards ($)	Total ($)
J. Peeler	Termination without Cause or resignation for Good Reason or upon Death or Disability(4)	2,505,944	—	1,805,632	1,477,449	5,789,017
D. Glass	Termination without Cause or resignation for Good Reason or upon Death or Disability	604,350	—	—	—	604,350
	Termination without Cause or resignation for Good Reason following a Change of Control(5)	1,143,351	—	—	991,867	2,135,217
W. Miller	Termination without Cause or resignation for Good Reason	441,852	—	—	—	441,852
	Termination without Cause or resignation for Good Reason following a Change of Control(5)	1,230,355	46,000	76,432	992,840	2,345,627
P. Collingwood(6)	Termination without Cause or resignation for Good Reason	320,250	—	—	—	320,250
	Termination without Cause or resignation for Good Reason following a Change of Control(5)	700,497	—	49,154	462,049	1,211,701

			Stock Options
Name	Event	Salary & Other Continuing Payments ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Extension of Post- Termination Exercise Period ($)(3)	Accelerated Vesting of Stock Awards ($)	Total ($)
J. Kiernan	Termination without Cause or resignation for Good Reason	457,908	—	20,277	494,960	973,145
	Termination without Cause or resignation for Good Reason following a Change of Control(5)	744,532	—	20,277	494,960	1,259,769

(1)
Reflects salary continuation benefits and, where provided under the applicable employment agreement or Change in Control Policy, pro-rated bonus and COBRA subsidy. Pro-rated bonus amounts assume 6 months of bonus at 100% of target performance.

(2)
Reflects the spread, or in-the-money value, as of December 31, 2012, of options to purchase Veeco common stock which would vest upon the specified event where provided under the applicable employment agreement or Change in Control Policy. Does not include the value of out-of-the-money options or options which vested prior to the specified event. As of December 31, 2012, the closing price of Veeco common stock was $29.49 per share. Please refer to the Outstanding Equity Awards At Fiscal Year End table above for a listing of unvested stock options held by the NEO as of December 31, 2012.

(3)
Reflects the increase in value of the spread, or in-the-money value, as of the end of the extended exercise period provided under the applicable agreement, as compared to the value of the spread as of December 31, 2012, of options to purchase Veeco common stock which were vested as of, or which would vest upon the occurrence of, the specified event, where provided under the applicable employment agreement or Change in Control Policy, and assuming that the price of Veeco common stock appreciates at a rate of 5% per annum from the closing price on December 31, 2012, which was $29.49 per share. Does not include the value of out-of-the-money options. Please refer to the Outstanding Equity Awards At Fiscal Year End table above for a listing of vested and unvested stock options held by the NEO as of December 31, 2012.

(4)
The agreement for Mr. Peeler does not distinguish between Change of Control and non-Change of Control scenarios.

(5)
As used in the Senior Executive Change in Control Policy, "Change in Control" is defined to mean the case where:

     (i)  any person or group acquires more than 50% of the total fair market value or total voting power of the stock of the Company;

    (ii)  any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) ownership of stock of the Company possessing 30% or more of the total voting power of the stock of the Company;

   (iii)  a majority of the members of Veeco's Board is replaced during any 12-month period by Directors whose appointment or election is not endorsed by a majority of the members of Veeco's Board prior to the date of the appointment or election; or

   (iv)  any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) substantially all of the assets of the Company immediately prior to such acquisition or acquisitions. However, no Change in Control shall be deemed to occur under this subsection (iv) as a result of a transfer to:

    (A)
    A shareholder of the Company (immediately before the asset transfer) in exchange for or with respect to its stock;

    (B)
    An entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by the Company;

    (C)
    A person or group that owns, directly or indirectly, 50% or more of the total value or voting power of all the outstanding stock of the Company; or

    (D)
    An entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a person described in clause (iii) above.

(6)
Salary for Mr. Collingwood, who is based in the United Kingdom, is denominated in Great Britain Pounds (GBP). Amounts reflected above have been converted to United States Dollars (USD) at a rate of 1 GBP = 1.6259 USD, which was the exchange rate in effect on December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of October 22, 2013 (unless otherwise specified below) by (i) each person known by Veeco to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of Veeco, (iii) each NEO, and (iv) all executive officers and directors of Veeco as a group. Unless otherwise indicated, Veeco believes that each of the persons or entities named in the table exercises sole voting and investment power over the shares of Common Stock that each of them beneficially owns, subject to community property laws where applicable.

	Shares of Common Stock Beneficially Owned(1)
				Percentage of Total Shares Outstanding(1)
	Shares	Options	Total
5% or Greater Stockholders:
BlackRock, Inc.(2)	6,762,360	—	6,762,360	17.2%
Royce & Associates, LLC(3)	3,722,612	—	3,722,612	9.5%
The Vanguard Group(4)	2,364,235	—	2,364,235	6.0%
AllianceBernstein LP(5)	2,336,157	—	2,336,157	6.0%
Fisher Investments(6)	2,202,762	—	2,202,762	5.6%
ClearBridge Investments, LLC(7)	2,047,866	—	2,047,866	5.2%
Directors:
Edward H. Braun	1,666	50,000	51,666	*
Richard A. D'Amore	74,087	—	74,087	*
Gordon Hunter	7,746	—	7,746	*
Keith D. Jackson	3,946	—	3,946	*
Roger McDaniel	19,151	—	19,151	*
John R. Peeler	161,609	523,867	685,476	1.7%
Peter J. Simone	12,386	—	12,386	*
Named Executive Officers:
John R. Peeler	161,609	523,867	685,476	1.7%
David D. Glass	34,896	66,934	101,830	*
William J. Miller, Ph.D.	37,628	103,102	140,730	*
Peter Collingwood	16,559	70,468	87,027	*
John Kiernan	19,730	31,734	51,464	*
All Directors and Executive Officers as a Group (11 persons)	389,404	846,105	1,235,509	3.1%

*
Less than 1%.

(1)
A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options. Shares owned include awards of restricted stock from the Company, whether or not vested. Each person's percentage ownership is determined by assuming that stock options beneficially owned by such person (but not those owned by any other person) have been exercised.

(2)
Share ownership information is based on information contained in a Schedule 13G/A filed with the SEC on January 11, 2013. The address of this holder is 40 East 52nd Street, New York, New York 10022.

(3)
Share ownership information is based on information contained in a Schedule 13G/A filed with the SEC on January 24, 2013. The address of this holder is 745 Fifth Avenue, New York, New York 10151.

(4)
Share ownership information is based on information contained in a Schedule 13G/A filed with the SEC on February 11, 2013. The address of this holder is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(5)
Share ownership information is based on information contained in a Schedule 13G filed with the SEC on February 13, 2013. The address of this holder is 1345 Avenue of the Americas, New York, New York 10105.

(6)
Share ownership information is based on information contained in a Schedule 13G filed with the SEC on February 6, 2013. The address of this holder is 13100 Skyline Boulevard, Woodside, California 94062.

(7)
Share ownership information is based on information contained in a Schedule 13G filed with the SEC on February 14, 2013. The address of this holder is 620 8th Avenue, New York, New York 10018.

Item 13.    Certain Relationships, Related Transactions and Director Independence

The Company's Audit Committee charter provides that the Audit Committee, or one or more of its members, has the authority and responsibility to review and, if appropriate, approve all proposed related party transactions. For purposes of the Audit Committee's review, a "related party transaction" is a transaction, arrangement or relationship between the Company and any Related Party where the aggregate amount will or may be expected to exceed $120,000 and any Related Party had, has or will have a direct or indirect material interest (as such terms are used in Item 404 of Regulation S-K under the Exchange Act). A "Related Party" is: (i) any director, nominee for director or executive officer (as such term is used in Section 16 of the Exchange Act) of the Company; (ii) any immediate family member of a director, nominee for director or executive officer of the Company; (iii) any person (including any "group" as such term is used in Section 13(d) of the Exchange Act) who is known to the Company as a beneficial owner of more than five percent of the Company's voting common stock (a "significant stockholder"); and (iv) any immediate family member of a significant stockholder.

When reviewing a related party transaction, the Audit Committee will take into consideration all of the relevant facts and circumstances available to it, including (if applicable), but not limited to:

•
the material terms and conditions of the transaction or transactions;

•
the Related Party's relationship to the Company;

•
the Related Party's interest in the transaction, including their position or relationship with, or ownership of, any entity that is a party to or has an interest in the transaction;

•
the approximate dollar value of the transaction;

•
the availability from other sources of comparable products or services; and

•
an assessment of whether the transaction is on terms that are comparable to the terms available to the Company from an unrelated third party.

During 2012, the Company has not been a participant in any related party transactions.

Independence of the Board of Directors

Veeco's Corporate Governance Guidelines provide that at least two-thirds of the Board of Directors must be independent in accordance with the Nasdaq listing standards. In addition, service on other boards must be consistent with Veeco's conflict of interest policy and the nature and time involved in such service is reviewed when evaluating suitability of individual directors for election.

Independence of Current Directors

Veeco's Board of Directors has determined that all of the directors are "independent" within the meaning of the applicable Nasdaq listing standards, except Mr. Peeler, the Company's Chief Executive Officer, and Mr. Braun, the Company's Chairman and former Chief Executive Officer.

Independence of Committee Member

All members of Veeco's Audit, Compensation and Governance Committees are required to be and are independent in accordance with Nasdaq listing standards.

Compensation Committee Interlocks and Insider Participation.    During 2012, none of Veeco's executive officers served on the board of directors of any entity whose executive officers served on Veeco's Compensation Committee. No current or past executive officer of Veeco serves on our Compensation Committee. The members of our Compensation Committee are Messrs. D'Amore, Hunter and McDaniel.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm, Ernst & Young LLP, the member firms of Ernst & Young LLP and their respective affiliates (collectively "E&Y"), rendered professional services for the Company and its subsidiaries during the fiscal years ended December 31, 2012, 2011 and 2010. E&Y has advised us that it has no direct or indirect financial interests in us or any of our subsidiaries and that it has had, during the last five years, no connection with us or any of our subsidiaries other than as our independent registered public accounting firm and certain other activities as described below.

The fees for December 31, 2012 and 2011 that have been billed through the date of this Report are presented for the fiscal year in which they are applicable. Also included in the fees for the year ended December 31, 2012 are services related to the accounting for the results of revenue recognition evaluations, accounting review for the years ended December 31, 2012, 2011, 2010 and 2009 as well as efforts to become current in periodic reporting obligations under the federal securities laws. The following table sets forth the aggregate amount of fees billed for professional services rendered by E&Y to the Company and its subsidiaries in these years.

	For the year ended December 31,
(in thousands)	2012	2011
Audit fees(1)	$6,675	$1,180
Audit-related fees(2)	—	174
Tax fees(3)	265	803

Total fees	$6,940	$2,157

(1)
The aggregate fees billed for professional services rendered by E&Y for the audits of annual financial statements and internal control over financial reporting, review of quarterly financial statements, services that are normally provided by E&Y in connection with statutory and regulatory filings or engagements. Also included in 2012 are fees billed for services related to the accounting for the results of revenue recognition evaluations, accounting review and efforts to become current in periodic reporting obligations under the federal securities laws.

(2)
The aggregate fees billed for audit-related services rendered by E&Y, including acquisition due diligence.

(3)
The aggregate fees billed for professional services rendered by E&Y for worldwide tax compliance, tax advice and tax planning.

The Company's Audit Committee has determined that the provision of services described in the foregoing table to the Company and its subsidiaries is compatible with maintaining the independence of E&Y. All of the services described in the foregoing table with respect to the Company and its subsidiaries were approved by the Company's Audit Committee in conformity with its Pre-Approval Policy (as described below).

Pre-Approval Policy for Audit, Audit Related and Non-Audit Services

Consistent with applicable securities laws regarding auditor independence and pursuant to the Audit Committee charter, the Audit Committee has the direct and sole responsibility for the appointment, evaluation, compensation, direction and termination of any independent registered public accounting firm engaged for the purpose of performing any services to the Company and its subsidiaries. For that purpose, the Audit Committee adopted a policy to pre-approve all audit, audit-related, tax and permissible non-audit services to be provided by the independent registered public accounting firm (or the Pre-Approval Policy).

Pursuant to the Pre-Approval Policy, the Audit Committee is responsible for pre-approving all audit, audit-related, tax and non-audit services to be provided by an independent registered public accounting firm, including any proposed modification or change in scope or extent of any such services previously approved by the Audit Committee. In furtherance thereof, annually, prior to the commencement of any services, the Audit Committee reviews the services expected to be rendered in the coming year, the specific engagement terms, the related fees and the conditions of the engagement of the independent registered public accounting firm. Any services to be provided must be approved by the Audit Committee in advance. Quarterly, the Audit Committee receives status reports detailing services provided and expected to be provided by the independent registered public accounting firm. At such time, or more expeditiously if the need arises during the fiscal year, the Audit Committee reviews and, if appropriate, approves any services that have not been previously pre-approved and any proposed additions or modifications to any previously approved services or lines of service to be provided, together with any changes in fees. With respect to all permissible tax or internal control-related services, the Audit Committee shall specifically consider the impact of the provision of such services on the auditor's independence.

To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee may delegate pre-approval authority to its chairperson and/or other members of such committee as the chairperson may from time to time designate provided that any such interim pre-approvals must be reviewed by the full Audit Committee at its next meeting and, in accordance with the Audit Committee charter, such delegation is not otherwise inconsistent with law or applicable rules of the SEC and the NASDAQ Stock Market. The Audit Committee cannot delegate its pre-approval authority to members of management.

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

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Stock Purchase Agreement dated August 15, 2010 among Veeco Instruments Inc. (Veeco), Veeco Metrology Inc. and Bruker Corporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 3.1
3.6	Amendment to Certificate of Incorporation of Veeco dated May 14, 2010	Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 3.8
3.7	Fourth Amended and Restated Bylaws of Veeco, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1
3.8	Amendment No. 1 to the Fourth Amended and Restated Bylaws of Veeco effective May 20, 2010	Current Report on Form 8-K, filed May 26, 2010, Exhibit 3.1
3.9	Amendment No. 2 to the Fourth Amended and Restated Bylaws of Veeco effective October 20, 2011	Current Report on Form 8-K, filed October 24, 2011, Exhibit 3.1
10.1	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2

Number	Exhibit	Incorporated by Reference to the Following Documents
10.2	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.3	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3
10.4*	Form of Indemnification Agreement entered into between Veeco and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
10.5*	Veeco Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.6*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.7*	Amendment No. 2 dated January 22, 2009 to Veeco Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41
10.8*	Form of Restricted Stock Agreement pursuant to the Veeco 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.9*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.10*	Veeco 2010 Stock Incentive Plan, effective May 14, 2010	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.1
10.11*	Form of 2010 Stock Incentive Plan Stock Option Agreement (2012 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.2
10.12*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (2012 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.3
10.13*	Form of 2010 Stock Incentive Plan Restricted Stock Unit Agreement (2012 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.4
10.14*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (Non-Employee Director) (2011 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.5
10.15*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (Performance Based) (2012 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.6

Number	Exhibit	Incorporated by Reference to the Following Documents
10.16*	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Exhibit 10.1
10.17*	Form of 2013 Inducement Stock Incentive Plan Stock Option Agreement	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Exhibit 10.2
10.18*	Form of 2013 Inducement Stock Incentive Plan Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Exhibit 10.3
10.19*	Veeco Performance-Based Restricted Stock 2010	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.2
10.20*	Veeco 2010 Management Bonus Plan dated January 22, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.2
10.21*	Veeco 2010 Special Profit Sharing Plan dated February 15, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.3
10.22*	Senior Executive Change in Control Policy effective as of September 12, 2008	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.3
10.23*	Amendment No. 1 dated December 23, 2008 (effective September 12, 2008) to Veeco Senior Executive Change in Control Policy	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.37
10.24*	Employment Agreement effective as of July 1, 2007 between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3
10.25*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John R. Peeler	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.38
10.26*	Second Amendment effective June 11, 2010 to Employment Agreement between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.1
10.27*	Third Amendment effective April 27, 2012 to Employment Agreement between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Exhibit 10.2
10.28*	Employment Agreement dated December 17, 2009 (effective January 18, 2010) between Veeco and David D. Glass	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.1
10.29*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.30*	Amendment effective June 9, 2006 to Letter Agreement between Veeco and John P. Kiernan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3

Number	Exhibit	Incorporated by Reference to the Following Documents
10.31*	Amendment effective December 31, 2008 to Letter Agreement between Veeco and John P. Kiernan	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.40
10.32*	Letter agreement effective as of June 19, 2009 between Veeco and John P. Kiernan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2
10.33*	Letter agreement effective as of January 4, 2010 between Veeco and Peter Collingwood	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Exhibit 10.1
10.34*	Veeco 2011 Management Bonus Plan, dated January 26, 2011	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Exhibit 10.1
10.35*	Service Agreement effective January 1, 2012 between Veeco and Edward H. Braun	Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.29
10.36*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller	Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.30
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

**
Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2013.

Veeco Instruments Inc.
By:	/s/ JOHN R. PEELER John R. Peeler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on November 3, 2013.

Signature	Title

/s/ JOHN R. PEELER John R. Peeler	Chairman and Chief Executive Officer (principal executive officer)
/s/ DAVID D. GLASS David D. Glass	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ JOHN P. KIERNAN John P. Kiernan	Senior Vice President, Finance, Chief Accounting Officer, Corporate Controller and Treasurer (principal accounting officer)
/s/ EDWARD H. BRAUN Edward H. Braun	Director
/s/ RICHARD A. D'AMORE Richard A. D'Amore	Director
/s/ GORDON HUNTER Gordon Hunter	Director
/s/ KEITH D. JACKSON Keith D. Jackson	Director

Signature	Title

/s/ ROGER D. MCDANIEL Roger D. McDaniel	Director
/s/ PETER J. SIMONE Peter J. Simone	Director

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Stock Purchase Agreement dated August 15, 2010 among Veeco Instruments Inc. (Veeco), Veeco Metrology Inc. and Bruker Corporation	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Exhibit 2.1
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 3.1
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 3.2
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.1
3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 3.1
3.5	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Exhibit 3.1
3.6	Amendment to Certificate of Incorporation of Veeco dated May 14, 2010	Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 3.8
3.7	Fourth Amended and Restated Bylaws of Veeco, effective October 23, 2008	Current Report on Form 8-K filed October 27, 2008, Exhibit 3.1
3.8	Amendment No. 1 to the Fourth Amended and Restated Bylaws of Veeco effective May 20, 2010	Current Report on Form 8-K, filed May 26, 2010, Exhibit 3.1
3.9	Amendment No. 2 to the Fourth Amended and Restated Bylaws of Veeco effective October 20, 2011	Current Report on Form 8-K, filed October 24, 2011, Exhibit 3.1
10.1	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2
10.2	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2
10.3	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.3

Number	Exhibit	Incorporated by Reference to the Following Documents
10.4*	Form of Indemnification Agreement entered into between Veeco and each of its directors and executive officers.	Current Report on Form 8-K filed on October 23, 2006, Exhibit 10.1
10.5*	Veeco Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.4
10.6*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Amended and Restated 2000 Stock Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.1
10.7*	Amendment No. 2 dated January 22, 2009 to Veeco Amended and Restated 2000 Stock Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.41
10.8*	Form of Restricted Stock Agreement pursuant to the Veeco 2000 Stock Incentive Plan, effective November 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Exhibit 10.3
10.9*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2000 Stock Incentive Plan, effective June 2006	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Exhibit 10.3
10.10*	Veeco 2010 Stock Incentive Plan, effective May 14, 2010	Registration Statement on Form S-8 (File Number 333-166852) filed May 14, 2010, Exhibit 10.1
10.11*	Form of 2010 Stock Incentive Plan Stock Option Agreement (2012 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.2
10.12*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (2012 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.3
10.13*	Form of 2010 Stock Incentive Plan Restricted Stock Unit Agreement (2012 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.4
10.14*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (Non-Employee Director) (2011 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.5
10.15*	Form of 2010 Stock Incentive Plan Restricted Stock Agreement (Performance Based) (2012 rev.)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.6
10.16*	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Exhibit 10.1
10.17*	Form of 2013 Inducement Stock Incentive Plan Stock Option Agreement	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Exhibit 10.2
10.18*	Form of 2013 Inducement Stock Incentive Plan Restricted Stock Unit Agreement	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Exhibit 10.3

Number	Exhibit	Incorporated by Reference to the Following Documents
10.19*	Veeco Performance-Based Restricted Stock 2010	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.2
10.20*	Veeco 2010 Management Bonus Plan dated January 22, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.2
10.21*	Veeco 2010 Special Profit Sharing Plan dated February 15, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.3
10.22*	Senior Executive Change in Control Policy effective as of September 12, 2008	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.3
10.23*	Amendment No. 1 dated December 23, 2008 (effective September 12, 2008) to Veeco Senior Executive Change in Control Policy	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.37
10.24*	Employment Agreement effective as of July 1, 2007 between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, Exhibit 10.3
10.25*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John R. Peeler	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.38
10.26*	Second Amendment effective June 11, 2010 to Employment Agreement between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.1
10.27*	Third Amendment effective April 27, 2012 to Employment Agreement between Veeco and John R. Peeler	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Exhibit 10.2
10.28*	Employment Agreement dated December 17, 2009 (effective January 18, 2010) between Veeco and David D. Glass	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Exhibit 10.1
10.29*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.38
10.30*	Amendment effective June 9, 2006 to Letter Agreement between Veeco and John P. Kiernan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibit 10.3
10.31*	Amendment effective December 31, 2008 to Letter Agreement between Veeco and John P. Kiernan	Annual Report on Form 10-K for the year ended December 31, 2008, Exhibit 10.40
10.32*	Letter agreement effective as of June 19, 2009 between Veeco and John P. Kiernan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2
10.33*	Letter agreement effective as of January 4, 2010 between Veeco and Peter Collingwood	Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Exhibit 10.1
10.34*	Veeco 2011 Management Bonus Plan, dated January 26, 2011	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Exhibit 10.1

Number	Exhibit	Incorporated by Reference to the Following Documents
10.35*	Service Agreement effective January 1, 2012 between Veeco and Edward H. Braun	Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.29
10.36*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller	Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.30
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*
Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

**
Filed herewith electronically

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

Veeco management, under the supervision of its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with the above assessment, Veeco management identified the following material weaknesses:

Inadequate and ineffective controls over the recognition of revenue

We did not have adequate controls to ensure that revenue was recorded in accordance with GAAP. Specifically, we noted the following with respect to our accounting for certain revenue transactions:

•
We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of US GAAP related to revenue recognition for multiple-element arrangements;

•
We did not design and maintain effective controls over the adequate review and approval of customer orders at certain of our foreign subsidiaries to ensure that the order documentation received from the customer constituted the final order documentation. Additionally, in some cases, our foreign subsidiaries did not always communicate to our corporate accounting staff all of the information necessary to make accurate revenue recognition determinations;

•
We did not design and maintain adequate procedures or effective review and approval controls over the accurate recording, presentation and disclosure of revenue and related costs related to multiple-element arrangements, including ensuring that multiple-element arrangements were identified, evaluated and effectively reviewed by appropriate accounting personnel. Specifically, we did not establish adequate procedures or design effective controls to:

  •
  Identify the nature of contracts, capture necessary data and determine how revenue should be recognized in accordance with applicable revenue recognition guidance;

  •
  Ensure consistent communication and coordination between and among various finance and non-finance personnel about the scope, terms and modifications to customer arrangements; and

  •
  Ensure that all elements included in multiple-element arrangements were identified and accounted for appropriately.

  •
  Assess whether vendor-specific objective evidence, third-party evidence of fair value or, for periods subsequent to January 1, 2011, adequate documentation of management's determination of best estimate of selling price existed for all the elements in the arrangement.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. The Company's independent registered public accounting firm audited the effectiveness of internal control over financial reporting as of December 31, 2012. Their report on the effectiveness of internal control over financial reporting as of December 31, 2012 is set forth herein. The Company's independent registered public accounting firm has issued an unqualified opinion on the Company's consolidated financial statements for 2012, which is included in Part II, Item 8 of this annual report on Form 10-K.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears under the heading "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Veeco Instruments Inc. Plainview, NY November 3, 2013
/s/ JOHN R. PEELER John R. Peeler Chairman and Chief Executive Officer Veeco Instruments Inc. November 3, 2013
/s/ DAVID D. GLASS David D. Glass Executive Vice President and Chief Financial Officer Veeco Instruments Inc. November 3, 2013

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Veeco Instruments Inc.

We have audited Veeco Instruments Inc. and Subsidiaries (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company's management identified material weaknesses in the control environment and at the control activity level over revenue recognition, as detailed in Management's Report on Internal Control Over Financial Reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated November 3, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

New York, New York
November 3, 2013

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of Veeco Instruments Inc.

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 3, 2013, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
November 3, 2013

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$384,557	$217,922
Short-term investments	192,234	273,591
Restricted cash	2,017	577
Accounts receivable, net	63,169	95,038
Inventories	59,807	113,434
Prepaid expenses and other current assets	32,155	40,756
Assets of discontinued segment held for sale	—	2,341
Deferred income taxes	10,545	10,885

Total current assets	744,484	754,544
Property, plant and equipment at cost, net	98,302	86,067
Goodwill	55,828	55,828
Deferred income taxes	935	—
Intangible assets, net	20,974	25,882
Other assets	16,781	13,742

Total assets	$937,304	$936,063

Liabilities and equity
Current liabilities:
Accounts payable	$26,087	$40,398
Accrued expenses and other current liabilities	74,260	106,626
Deferred revenue	9,380	11,305
Income taxes payable	2,292	3,532
Liabilities of discontinued segment held for sale	—	5,359
Current portion of long-term debt	268	248

Total current liabilities	112,287	167,468
Deferred income taxes	7,137	5,029
Long-term debt	2,138	2,406
Other liabilities	4,530	640

Total liabilities	126,092	175,543

Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 39,328,503 and 39,328,503 shares issued and outstanding in 2012; and 44,047,264 and 38,768,436 shares issued and outstanding in 2011	393	435
Additional paid-in-capital	708,723	688,353
Retained earnings	96,123	265,317
Accumulated other comprehensive income	5,973	6,590
Less: treasury stock, at cost; 5,278,828 shares in 2011	—	(200,175)

Total equity	811,212	760,520

Total liabilities and equity	$937,304	$936,063

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	For the year ended December 31,
	2012	2011	2010
Net sales	$516,020	$979,135	$930,892
Cost of sales	300,887	504,801	481,407

Gross profit	215,133	474,334	449,485

Operating expenses (income):
Selling, general and administrative	73,110	95,134	87,250
Research and development	95,153	96,596	56,948
Amortization	4,908	4,734	3,703
Restructuring	3,813	1,288	(179)
Asset impairment	1,335	584	—
Other, net	(398)	(261)	(1,490)

Total operating expenses	177,921	198,075	146,232

Operating income	37,212	276,259	303,253

Interest income	2,476	3,776	1,629
Interest expense	(1,502)	(4,600)	(8,201)

Interest income (expense), net	974	(824)	(6,572)
Loss on extinguishment of debt	—	(3,349)	—

Income from continuing operations before income taxes	38,186	272,086	296,681
Income tax provision	11,657	81,584	19,505

Income from continuing operations	26,529	190,502	277,176

Discontinued operations:
Income (loss) from discontinued operations before income taxes	6,269	(91,885)	129,776
Income tax provision (benefit)	1,870	(29,370)	45,192

Income (loss) from discontinued operations	4,399	(62,515)	84,584

Net income	$30,928	$127,987	$361,760

Income (loss) per common share:
Basic:
Continuing operations	$0.69	$4.80	$7.02
Discontinued operations	0.11	(1.57)	2.14

Income	$0.80	$3.23	$9.16

Diluted :
Continuing operations	$0.68	$4.63	$6.52
Discontinued operations	0.11	(1.52)	1.99

Income	$0.79	$3.11	$8.51

Weighted average shares outstanding:
Basic	38,477	39,658	39,499
Diluted	39,051	41,155	42,514

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the year ended December 31,
	2012	2011	2010
Net income	$30,928	$127,987	$361,760

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on available-for-sale securities	(68)	314	99
Less: Reclassification adjustments for gains included in net income	(24)	(271)	(2)

Net unrealized (loss) gain on available-for-sale securities	(92)	43	97
Minimum pension liability	(137)	(43)	(120)
Foreign currency translation	(388)	794	(1,322)

Comprehensive income	$30,311	$128,781	$360,415

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands, except share data)

	Common Stock				(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income
			Treasury Stock	Additional Paid-in Capital			Total Equity
	Shares	Amount
Balance as of January 1, 2010	39,003,114	$382	$—	$575,860	$(224,324)	$7,141	$359,059
Exercise of stock options	2,499,591	25	—	45,139	—	—	45,164
Equity-based compensation expense-continuing operations	—	—	—	8,769	—	—	8,769
Equity-based compensation expense-discontinued operations	—	—	—	8,551	—	—	8,551
Issuance, vesting and cancellation of restricted stock	(46,155)	2	—	(4,621)	—	—	(4,619)
Treasury stock	(1,118,600)	—	(38,098)	—	—	—	(38,098)
Excess tax benefits from stock option exercises	—	—	—	23,271	—	—	23,271
Foreign currency translation	—	—	—	—	—	(1,322)	(1,322)
Minimum pension liability	—	—	—	—	—	(120)	(120)
Unrealized gain on available-for-sale securities	—	—	—	—	—	99	99
Reclassification adjustments for gains included in net income	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	361,760	—	361,760

Balance as of December 31, 2010	40,337,950	409	(38,098)	656,969	137,436	5,796	762,512
Exercise of stock options	688,105	7	—	10,707	—	—	10,714
Equity-based compensation expense-continuing operations	—	—	—	12,807	—	—	12,807
Equity-based compensation expense-discontinued operations	—	—	—	689	—	—	689
Issuance, vesting and cancellation of restricted stock	131,196	1	—	(3,175)	—	—	(3,174)
Treasury stock	(4,160,228)	—	(162,077)	—	—	—	(162,077)
Debt Conversion	1,771,413	18	—	(50)	—	—	(32)
Excess tax benefits from stock option exercises	—	—	—	10,406	—	—	10,406
Foreign currency translation	—	—	—	—	(106)	794	688
Minimum pension liability	—	—	—	—	—	(43)	(43)
Unrealized gain on available-for-sale securities	—	—	—	—	—	314	314
Reclassification adjustments for gains included in net income	—	—	—	—	—	(271)	(271)
Net income	—	—	—	—	127,987	—	127,987

Balance as of December 31, 2011	38,768,436	$435	$(200,175)	$688,353	$265,317	$6,590	$760,520

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Equity (Continued)

(Dollars in thousands, except share data)

	Common Stock				(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income
			Treasury Stock	Additional Paid-in Capital			Total Equity
	Shares	Amount
Balance as of December 31, 2011	38,768,436	$435	$(200,175)	$688,353	$265,317	$6,590	$760,520
Exercise of stock options	351,436	4	—	5,405	—	—	5,409
Equity-based compensation expense-continuing operations	—	—	—	14,268	—	—	14,268
Issuance, vesting and cancellation of restricted stock	208,631	7	—	(1,732)	—	—	(1,725)
Treasury stock	—	(53)	200,175	—	(200,122)	—	—
Prior period debt conversion adjustment	—	—	—	310	—	—	310
Excess tax benefits from stock option exercises	—	—	—	2,119	—	—	2,119
Foreign currency translation	—	—	—	—	—	(388)	(388)
Minimum pension liability	—	—	—	—	—	(137)	(137)
Unrealized loss on available-for-sale securities.	—	—	—	—	—	(68)	(68)
Reclassification adjustments for gains included in net income	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	30,928	—	30,928

Balance as of December 31, 2012	39,328,503	$393	$—	$708,723	$96,123	$5,973	$811,212

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$30,928	$127,987	$361,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,192	12,892	10,789
Amortization of debt discount	—	1,260	3,058
Non-cash equity-based compensation	14,268	12,807	8,769
Non-cash asset impairment	1,335	584	—
Loss on extinguishment of debt	—	3,349	—
Deferred income taxes	(340)	11,276	(25,141)
Gain on disposal of segment (see Note 3)	(4,112)	—	(156,290)
Excess tax benefits from stock option exercises	(2,119)	(10,406)	(23,271)
Other, net	262	(31)	(206)
Non-cash items from discontinued operations	(706)	44,381	14,030
Changes in operating assets and liabilities:
Accounts receivable	31,215	56,843	(83,160)
Inventories	53,937	(18,627)	(49,535)
Prepaid expenses and other current assets	5,518	(25,487)	(4,749)
Supplier deposits	3,006	12,400	(23,296)
Accounts payable	(12,106)	8,098	7,299
Accrued expenses, deferred revenue and other current liabilities	(34,227)	(72,723)	85,500
Income taxes payable	1,199	(42,204)	78,894
Transfers to restricted cash	(1,440)	—	—
Other, net	11,085	(6,957)	(4,742)
Discontinued operations	(1,932)	—	(5,495)

Net cash provided by operating activities	111,963	115,442	194,214

Cash Flows from Investing Activities
Capital expenditures	(24,994)	(60,364)	(10,724)
Payments for net assets of businesses acquired	—	(28,273)	—
Payment for purchase of cost method investment	(10,341)	—	—
Transfers from (to) restricted cash related to discontinued operations	—	75,540	(76,115)
Proceeds from the maturity of CDARS	—	—	213,641
Proceeds from sales of short-term investments	244,929	707,649	32,971
Payments for purchases of short-term investments	(165,080)	(588,453)	(506,103)
Proceeds from disposal of segment, net of transaction fees	—	—	225,188
Other	49	195	13
Proceeds from sale of assets from discontinued segment	3,758	—	(492)

Net cash provided by (used in) investing activities	48,321	106,294	(121,621)

Cash Flows from Financing Activities
Proceeds from stock option exercises	5,409	10,714	45,164
Restricted stock tax withholdings	(1,725)	(3,173)	(4,619)
Excess tax benefits from stock option exercises	2,119	10,406	23,271
Purchases of treasury stock	—	(162,077)	(38,098)
Repayments of long-term debt	(248)	(105,803)	(213)
Other	—	(2)	—

Net cash provided by (used in) financing activities	5,555	(249,935)	25,505
Effect of exchange rate changes on cash and cash equivalents	796	989	(1,466)

Net increase (decrease) in cash and cash equivalents	166,635	(27,210)	96,632
Cash and cash equivalents at beginning of period	217,922	245,132	148,500

Cash and cash equivalents at end of period	$384,557	$217,922	$245,132

Supplemental disclosure of cash flow information
Interest paid	$209	$1,393	$4,727
Income taxes paid	11,566	89,745	9,925
Non-cash investing and financing activities
Transfers from property, plant and equipment to inventory	$1,230	$—	$3,913
Transfers from inventory to property, plant and equipment	—	—	850

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

1. Description of Business and Significant Accounting Policies

Business

Veeco Instruments Inc. (together with its consolidated subsidiaries, "Veeco," the "Company" or "we") creates Process Equipment solutions that enable technologies for a cleaner and more productive world. We design, manufacture and market equipment primarily sold to make light emitting diodes ("LED"s) and hard-disk drives, as well as for emerging applications such as concentrator photovoltaics, power semiconductors, wireless components, micro-electromechanical systems ("MEMS"), and other next-generation devices.

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

Veeco's Data Storage segment designs and manufactures the critical technologies used to create thin film magnetic heads ("TFMHs") that read and write data on hard disk drives. These technologies include ion beam etch ("IBE"), ion beam deposition ("IBD"), diamond-like carbon ("DLC"), physical vapor deposition ("PVD"), chemical vapor deposition ("CVD"), and slicing, dicing and lapping systems. While these technologies are primarily sold to hard drive customers, they also have applications in optical coatings, MEMS and magnetic sensors and other markets.

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

The delay in filing our periodic reports began with an announcement, on November 15, 2012, regarding our accounting review of our application of accounting principles related to the Company's sales of multiple element arrangements of MOCVD systems in certain transactions originating in 2009 and 2010. We conducted examinations of our MOCVD transactions to determine whether the revenue and related expenses were recognized in the appropriate accounting period. Subsequently, we expanded our accounting review to other relevant transactions of similar multiple element arrangements arising since 2009. In the course of our accounting review, we have examined more than 100 multiple element arrangements.

The primary focus of the Company's accounting review concerned whether the Company correctly interpreted and applied generally accepted accounting principles relating to revenue recognition for multiple element arrangements as set forth in Securities and Exchange Commission Staff Accounting Bulletin No. 104: Revenue Recognition, and ASC 605-25—Revenue Recognition: Multiple Element Arrangements (formerly known as EITF 00-21 and EITF 08-01), to certain sales of Veeco products.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

We often enter into large orders with our customers consisting of several elements. For accounting purposes, these are called multiple element arrangements, and can include systems, upgrades, spare parts, services, as well as certain other items. Our accounting review examined the selected sales transactions to determine whether the Company appropriately: (1) identified all of the elements in its arrangements with customers; (2) determined the proper units of accounting as part of the arrangements; and (3) allocated the arrangement's consideration to each of the units of accounting under the applicable accounting standards. As a result of our accounting review we identified errors in the consolidated financial statements related to prior periods. The errors were primarily attributable to the misapplication of U.S. GAAP for recognizing revenue and related costs under multiple element arrangements and accounting for warranties. We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that these errors were not material, individually or in the aggregate, to our consolidated financial statements in this or any other prior periods. During the course of our review, we identified net cumulative errors which overstated cumulative net income from continuing operations through December 31, 2011 by $0.6 million. As a result, in 2012 we recorded adjustments to correct all prior periods resulting in an increase in revenues of $2.2 million and a decrease in net income from continuing operations of $0.6 million.

Basis of Presentation

We report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2012 interim quarter ends were April 1, July 1 and September 30. The 2011 interim quarter ends were April 3, July 3 and October 2. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim consolidated financial statements. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists with a customer; delivery of the specified products has occurred or services have been rendered; prices are contractually fixed or determinable; collectability is reasonably assured. Revenue is recorded including shipping and handling costs and excluding applicable taxes related to sales. A significant portion of our revenue is derived from contractual arrangements with customers that have multiple elements, such as systems, upgrades, components, spare parts, maintenance and service plans. For sales arrangements that contain multiple elements, we split the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. We also evaluate whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby we assess, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other. When we have separate units of accounting, we allocate revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence ("VSOE") if available; third party evidence ("TPE") if VSOE is not available; or our best estimate of selling price ("BESP") if neither VSOE nor TPE is available. For the majority of the elements in our arrangements we utilize BESP. The accounting guidance for selling price hierarchy did not include BESP for arrangements entered into prior to January 1, 2011, and as such we recognized revenue for those arrangements as described below.

We consider many facts when evaluating each of our sales arrangements to determine the timing of revenue recognition, including the contractual obligations, the customer's creditworthiness and the nature of the customer's post-delivery acceptance provisions. Our system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For the majority of our arrangements, a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that will be performed at the customer's site prior to final acceptance of the system. As such, we objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery and, therefore, we recognize revenue upon delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below. For new products, new applications of existing products or for products with substantive customer acceptance provisions where we cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

Our system sales arrangements, including certain upgrades, generally do not contain provisions for right of return or forfeiture, refund, or other purchase price concessions. In the rare instances where such provisions are included, we defer all revenue until such rights expire. In many cases our products are sold with a billing retention, typically 10% of the sales price (the "retention amount"), which is typically payable by the customer when field acceptance provisions are completed. The amount of

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

revenue recognized upon delivery of a system or upgrade is limited to the lower of i) the amount that is not contingent upon acceptance provisions or ii) the value allocated to the delivered elements, if such sale is part of a multiple-element arrangement.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and certain highly liquid investments. Highly liquid investments with maturities of three months or less when purchased may be classified as cash equivalents. Such items may include liquid money market accounts, treasury bills, government agency securities and corporate debt. The investments that are classified as cash equivalents are carried at cost, which approximates fair value.

Short-Term Investments

We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include FDIC guaranteed corporate debt, treasury bills and Government agency securities with maturities of greater than three months when purchased. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

determination of comprehensive income (loss) and reported in equity. Net realized gains and losses are included in net income (loss).

Accounts Receivable, Net

Accounts receivable are presented net of allowance for doubtful accounts of $0.5 million as of December 31, 2012 and 2011. The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a customer's ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and its historical experience.

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

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

Definite-Lived Intangible and Long-Lived Assets

Definite-lived intangible assets consist of purchased technology, customer-related intangible assets, patents, trademarks, covenants not-to-compete, software licenses and deferred financing costs. Purchased technology consists of the core proprietary manufacturing technologies associated with the products and offerings obtained through acquisition and are initially recorded at fair value. Customer-related intangible assets, patents, trademarks, covenants not-to-compete and software licenses that are obtained in an acquisition are initially recorded at fair value. Other software licenses and deferred financing costs are initially recorded at cost. Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives for periods ranging from 2 years to 17 years.

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

Cost Method of Accounting for Investments

Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such investee companies is not included in the Consolidated Balance Sheet or Statements of Income. However, impairment charges are recognized in the Consolidated Statements of Income. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

Fair Value of Financial Instruments

We believe the carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, reflected in the consolidated financial statements approximate fair value due to their short-term maturities. The fair value of our debt, including current maturities, is estimated using a discounted cash flow analysis, based on the estimated current incremental borrowing rates for similar types of securities.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

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

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

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

Advertising Expense

The cost of advertising is expensed as of the first showing of each advertisement. We incurred $0.8 million, $1.4 million and $1.3 million in advertising expenses during 2012, 2011 and 2010, respectively.

Shipping and Handling Costs

Shipping and handling costs are costs that are incurred to move, package and prepare our products for shipment and then to move the products to the customer's designated location. These costs are generally comprised of payments to third-party shippers. Shipping and handling costs are included in cost of sales in our Consolidated Statements of Income.

Equity-Based Compensation

The Company grants equity-based awards, such as stock options and restricted stock or restricted stock units, to certain key employees to create a clear and meaningful alignment between compensation and shareholder return and to enable the employees to develop and maintain a stock ownership position. While the majority of our equity awards feature time-based vesting, performance-based equity awards, which are awarded from time to time to certain key Company executives, vest as a function of performance, and may also be subject to the recipient's continued employment which also acts as a significant retention incentive.

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

The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The dividend yield assumption is based on the Company's historical and future expectation of dividend payouts. While the risk-free interest rate and

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

dividend yield are less subjective assumptions, typically based on objective data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.

We use an expected stock-price volatility assumption that is a combination of both historical volatility calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option and implied volatility, and utilization of market data of actively traded options on our common stock, which are obtained from public data sources. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility and that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock.

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

The Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date.

Negotiable Letters of Credit

For certain transactions, we request that our customers provide us with a negotiable irrevocable letter of credit drawn on a reputable financial institution. These irrevocable letters of credit are typically issued to mature, on average, for 0 to 90 days post documentation requirements, but occasionally for longer. For a fee, one of our banks, confirms the reputation of the issuing institution and, at our option, monetizes these letters of credit on an non-recourse basis soon after they become negotiable. Once we negotiate the letter of credit with the confirming bank, we have no further obligations or

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

interest in the letter of credit and they are not included in our consolidated balance sheets. The fees that we pay are included in selling, general and administrative expense and are not material.

Recent Accounting Pronouncements

Parent's Accounting for the Cumulative Translation Adjustment :    In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing this standard, but we do not anticipate that its adoption will have a material impact on our consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

Comprehensive Income:    In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which contained amended standards regarding disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component and, in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements. These amended standards were effective for us on January 1, 2013, and the adoption of this guidance did not materially impact our consolidated financial statements.

Indefinite-Lived Intangible Assets:    In July 2012, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing of Indefinite-Lived Intangible Assets for Impairment. This amendment intends to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Some examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The guidance allows companies to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The ASU will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company early adopted this standard in the third quarter of 2012 and this guidance did not have a material impact on its consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

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

December 31, 2012

1. Description of Business and Significant Accounting Policies (Continued)

retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

2. Income Per Common Share

The following table sets forth basic and diluted net income per common share and the basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands, except per share data):

	Year ended December 31,
	2012	2011	2010
Net income	$30,928	$127,987	$361,760

Income from continuing operations per common share:
Basic	$0.80	$3.23	$9.16

Diluted	$0.79	$3.11	$8.51

Basic weighted average shares outstanding	38,477	39,658	39,499
Dilutive effect of stock options, restricted stock awards and units and convertible debt	574	1,497	3,015

Diluted weighted average shares outstanding	39,051	41,155	42,514

Basic income per common share is computed using the basic weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the basic weighted average number of common shares and common equivalent shares outstanding during the period. Potentially dilutive securities attributable to outstanding stock options and restricted stock of approximately 1.3 million, 0.7 million and 0.3 million common equivalent shares during the years ended December 31, 2012, 2011 and 2010 were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

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

December 31, 2012

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

The results of operations for the CIGS solar systems business have been recorded as discontinued operations in the accompanying consolidated statements of income for all periods presented. During the year ended December 31, 2011, total discontinued operations include pre-tax charges totaling $69.8 million. These charges include an asset impairment charge totaling $6.2 million, a goodwill write-off of $10.8 million, an inventory write-off totaling $27.0 million, charges to settle contracts totaling $22.1 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million.

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

Discontinued operations for the year ended December 31, 2012 include the realization of the $5.4 million 2010 deferred gain ($4.1 million net of taxes) relating to the net assets in China, which was finalized during the third quarter of 2012, and a $1.4 million gain ($1.1 million net of taxes) on the sale of assets of this discontinued segment that were previously held for sale and sold during the second quarter of 2012.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

3. Discontinued Operations (Continued)

The following is a summary of the net assets sold as of the closing date on October 7, 2010 (in thousands):

October 7, 2010
Assets
Accounts receivable, net	$21,866
Inventories	26,431
Property, plant and equipment at cost, net	13,408
Goodwill	7,419
Other assets	5,485

Assets of discontinued segment held for sale	$74,609

Liabilities
Accounts payable	$7,616
Accrued expenses and other current liabilities	5,284

Liabilities of discontinued segment held for sale	$12,900

Summary information related to discontinued operations is as follows (in thousands):

	The year ended December 31,
	2012			2011			2010
	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total	Solar Systems	Metrology	Total
Net sales	$—	$—	$—	$—	$—	$—	$2,339	$92,011	$94,350

Net (loss) income from discontinued operations	$(62)	$4,461	$4,399	$(61,453)	$(1,062)	$(62,515)	$(16,645)	$101,229	$84,584

Liabilities of discontinued segment held for sale, totaling $5.4 million, as of December 31, 2011 consisted of the deferred gain related to the assets in China recognized in 2012.

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

December 31, 2012

4. Fair Value Measurements (Continued)

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of December 31, 2012 and 2011 are as follows (in millions):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Treasury bills	$278.7	$—	$—	$278.7
Government agency securities	—	123.0	—	123.0

Total	$278.7	$123.0	$—	$401.7

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Treasury bills	$90.2	$—	$—	$90.2
FDIC guaranteed corporate debt	—	114.8	—	114.8
Government agency securities	—	169.8	—	169.8
Money market instruments	—	0.2	—	0.2

Total	$90.2	$284.8	$—	$375.0

The classification in the fair value table as of December 31, 2011 has been revised to conform to current period classifications due to an immaterial error related to previously disclosed fair value hierarchy tables.

Highly liquid investments with maturities of three months or less when purchased may be classified as cash equivalents. Such items may include liquid money market accounts, treasury bills, government agency securities and corporate debt. The investments that are classified as cash equivalents are carried at cost, which approximates fair value. Accordingly, no gains or losses (realized/unrealized) have been incurred for cash equivalents. All investments classified as available-for-sale are recorded at fair value within short-term investments in the Consolidated Balance Sheets.

In determining the fair value of its investments and levels, through a third-party service provider the Company uses pricing information from pricing services that value securities based on quoted market prices in active markets and matrix pricing. Matrix pricing is a mathematical valuation technique that does not rely exclusively on quoted prices of specific investments, but on the investment's relationship to other benchmarked quoted securities. The Company has a challenge process in place for investment valuations to facilitate identification and resolution of potentially erroneous prices. The Company

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

4. Fair Value Measurements (Continued)

reviews the information provided by the third-party service provider to record the fair value of its portfolio.

Consistent with Level 1 measurement principles, Treasury bills are priced using active market prices of identical securities. Consistent with Level 2 measurement principles, FDIC guaranteed corporate debt, Government agency securities, and Money market instruments are priced with matrix pricing.

We measure certain assets for fair value on a non-recurring basis when there are indications of impairment.

In 2012, we evaluated an asset in our Data Storage segment for impairment. We measured the assets consistent with Level 3 measurement principals using an income approach based on a discounted cash flow model. As a result of the evaluation we adjusted the carrying value of the asset carried in Other assets from $1.4 million to $0.1 million with the $1.3 million adjustment recorded as impairment in 2012. In 2011, we evaluated certain tangible assets in our MBE reporting unit for impairment. We measured the assets consistent with Level 3 measurement principals. As a result of the evaluation we fully expensed $0.6 million related to the tangible assets as an impairment in 2011.

In the fourth quarter of 2012, management identified a change in the business climate for certain asset groups which can be an indication of a potential impairment. We noted that our long-term forecast for each of these asset groups, including growth assumptions, was lower than the prior year's financial projections of each group. As a result, management performed an asset recoverability test that included the use of an undiscounted cash flow analysis. Based on the analysis performed, no indications of impairment were noted as the undiscounted cash flows of each asset group were in excess of carrying value.

5. Business Combinations

On April 4, 2011, we purchased a privately-held company which supplies certain components to one of our businesses for $28.3 million in cash. As a result of this purchase, we acquired $16.4 million of definite-lived intangibles, of which $13.6 million related to core technology, and $14.7 million of goodwill. The financial results of this acquisition are included in our LED & Solar segment as of the acquisition date. We determined that this acquisition does not constitute a material business combination and therefore we have not included pro forma financial information in this report.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Balance Sheet Information

Short-Term Investments

Available-for-sale securities consist of the following (in thousands):

	December 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Treasury bills	$184,102	$76	$—	$184,178
Government agency securities	8,056	—	—	8,056

Total available-for-sale securities	$192,158	$76	$—	$192,234

During the year ended December 31, 2012, available-for-sale securities were sold for total proceeds of $244.9 million. The gross realized gains on these sales were minimal for the year ended December 31, 2012. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. The change in the net unrealized holding loss on available-for-sale securities amounted to $0.1 million for the year ended December 31, 2012, and has been included in accumulated other comprehensive income. The tax impact on the unrealized gains, which is excluded from the table above, was less than $0.1 million.

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Treasury bills	$70,147	$46	$(1)	$70,192
Government agency securities	88,585	62	(6)	88,641
FDIC guaranteed corporate debt	114,641	124	(7)	114,758

Total available-for-sale securities	$273,373	$232	$(14)	$273,591

During the year ended December 31, 2011, available-for-sale securities were sold for total proceeds of $707.6 million. The gross realized gains on these sales were $0.4 million for the year ended December 31, 2011. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. The change in the net unrealized holding gain on available-for-sale securities amounted to $0.2 million for the year ended December 31, 2011, and has been included in accumulated other comprehensive income. The tax impact on the unrealized gains, which was excluded from the table above, was $0.1 million.

As of December 31, 2012 we did not hold any short-term investments that were in a loss position. As of December 31, 2011 we had $33.5 million in short-term investments that had an aggregate unrealized fair value loss of less than $0.2 million none of which had been in an unrealized loss position for 12 months or longer. For investments that were in an unrealized loss position, we held the securities through maturity.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Balance Sheet Information (Continued)

Contractual maturities of available-for-sale debt securities as of December 31, 2012 are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$120,621
Due in 1 - 2 years	71,613

Total investments in debt securities	$192,234

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of December 31, 2012 and 2011, restricted cash consisted of $2.0 million and $0.6 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, Net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of December 31, 2012 and 2011.

Inventories (in thousands):

	December 31,
	2012	2011
Materials	$36,523	$57,169
Work in process	13,363	20,118
Finished goods	9,921	36,147

	$59,807	$113,434

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Balance Sheet Information (Continued)

Property, Plant and Equipment (in thousands):

	December 31,
			Estimated Useful Lives
	2012	2011
Land	$12,535	$12,535
Building and improvements	49,498	34,589	10 - 40 years
Machinery and equipment	110,150	102,241	3 - 10 years
Leasehold improvements	5,677	6,025	3 - 7 years

Gross property, plant and equipment at cost	177,860	155,390
Less: accumulated depreciation and amortization	79,558	69,323

Net property, plant and equipment	$98,302	$86,067

For the years ended December 31, 2012, 2011 and 2010, depreciation expense was $11.3 million, $8.2 million and $7.1 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets

In accordance with the relevant accounting guidance related to goodwill and other intangible assets, we conducted our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarters of 2012 and 2011, using October 1st as our measurement date, and utilizing a discounted future cash flow approach as described in Note 1. This was consistent with the approach used in previous years. Based upon the results of such assessments, we determined that no goodwill and indefinite-lived intangible asset impairment existed as of October 1, 2012 and 2011, respectively.

Changes in our goodwill are as follows (in thousands):

	December 31,
	2012	2011
Beginning Balance	$55,828	$52,003
Write-off (see Note 3. Discontinued Operations)	—	(10,836)
Acquisition (see Note 5. Business Combinations)	—	14,661

Ending Balance	$55,828	$55,828

As of December 31, 2012 and 2011, we had $2.9 million of indefinite-lived intangible assets consisting of trademarks and tradenames, which are included in the accompanying Consolidated Balance Sheets in the caption intangible assets, net.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Balance Sheet Information (Continued)

Intangible Assets

	December 31, 2012			December 31, 2011
(in thousands)	Purchased technology	Other intangible assets	Total intangible assets	Purchased technology	Other intangible assets	Total intangible assets
Gross intangible assets	$109,248	$19,635	$128,883	$109,248	$19,635	$128,883
Less accumulated amortization	(93,436)	(14,473)	(107,909)	(89,620)	(13,381)	(103,001)

Intangible assets, net	$15,812	$5,162	$20,974	$19,628	$6,254	$25,882

The estimated aggregate amortization expense for intangible assets with definite useful lives for each of the next five fiscal years is as follows (in thousands):

2013	$3,556
2014	2,919
2015	2,752
2016	2,530
2017	1,544

In accordance with the relevant accounting guidance related to the impairment or disposal of long-lived assets, we performed an analysis as of December 31, 2012 and 2011 of our definite-lived intangible and long-lived assets.

As a result of the delay in filing this report and because our last annual impairment test was performed as of October 1, 2012, we were required to evaluate the impact of events and circumstances occurring through the date of the filing of this report. We considered several factors including our current year financial projections, changes in industry or market conditions, political factors, legal factors, regulatory factors, whether triggering events exist, and performed other analyses to assess whether our goodwill and/or long-lived assets are impaired. Based on our evaluation of the foregoing considerations, we concluded that no impairment exists through the date of this filing.

Cost Method Investment

On September 28, 2010, Veeco completed a $3 million investment in a rapidly developing organic light emitting diode (also known as OLED) equipment company (the "Investment"). Veeco invested an additional $10.3 million and $1.2 million in the Investment during 2012 and 2011, respectively. As of December 31, 2012, we have a 15.3% ownership of the preferred shares, and effectively hold a 12.0% ownership interest of the total company. Since we do not exert significant influence on the Investment, this investment is treated under the cost method in accordance with applicable accounting guidance. The fair value of this investment is not estimated because there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the investment does not meet the definition of a publicly traded company. This investment is recorded in other assets in our Consolidated Balance Sheets as of December 31, 2012 and 2011. In 2013, Veeco invested an additional $1.6 million in the Investment.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Balance Sheet Information (Continued)

Accrued Expenses and Other Current Liabilities

	December 31,
(in thousands)	2012	2011
Payroll and related benefits	$14,581	$19,017
Sales, use and other taxes	6,480	6,315
Customer deposits	32,719	57,075
Warranty	4,942	8,731
Restructuring liability	1,875	956
Other	13,663	14,532

	$74,260	$106,626

Accrued Warranty

Typically, we provide our customers a one year manufacturer's warranty from the date of final acceptance on the products they purchase from us. We estimate the costs that may be incurred under the warranty we provide for our products and recognize a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect our warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. Changes in our warranty liability during the year are as follows (in thousands):

	December 31,
	2012	2011
Balance as of the beginning of year	$8,731	$8,266
Warranties issued during the year	3,563	7,366
Settlements made during the year	(7,060)	(8,462)
Changes in estimate during the period	(292)	1,561

Balance as of the end of year	$4,942	$8,731

In the current year's presentation we no longer include certain accrued installation costs in the accrued warranty balance; therefore, in order to conform the balance to current year presentation, we have reclassified $1.047 million and $0.972 million in 2012 and 2011, respectively, of the beginning balance of accrued warranty to accrued installation which, along with accrued warranty, is also a component of accrued expenses and other current liabilities.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Balance Sheet Information (Continued)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

December 31, 2012	Gross	Taxes	Net
Translation adjustments	$7,040	$(339)	$6,701
Defined benefit pension plan	(1,285)	510	(775)
Unrealized gain (loss) on available for sale securities	76	(29)	47

Accumulated other comprehensive income	$5,831	$142	$5,973

December 31, 2011	Gross	Taxes	Net
Translation adjustments	$8,111	$(1,022)	$7,089
Defined benefit pension plan	(1,069)	431	(638)
Unrealized gain (loss) on available for sale securities	218	(79)	139

Accumulated other comprehensive income	$7,260	$(670)	$6,590

7. Debt

Long-Term Debt

Long-term debt as of December 31, 2012, consists of a mortgage note payable, which is secured by certain land and buildings with carrying amounts aggregating approximately $4.8 million and $5.0 million as of December 31, 2012 and December 31, 2011, respectively. The mortgage note payable ($2.4 million as of December 31, 2012 and $2.7 million as of December 31, 2011) bears interest at an annual rate of 7.91%, with the final payment due on January 1, 2020. Since there is no readily comparable market for our notes (fair value hierarchy Level 3, please see Note 4. Fair Value Measurements), we computed the fair value of the note using a discounted cash flow model, adjusted for current interest rates and our current risk profile. We estimate the fair market value of this note as of December 31, 2012 and 2011 was approximately $2.6 million and $2.9 million, respectively.

Maturity of Long-Term Debt

Long-term debt matures as follows (in thousands):

2013	$268
2014	290
2015	314
2016	340
2017	368
Thereafter	826

2,406
Less current portion	268

$2,138

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

7. Debt (Continued)

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

The components of interest expense recorded on the notes were as follows (in thousands):

	For the year ended December 31,
	2011	2010
Contractual interest	$2,025	$4,355
Accretion of the discount on the notes	1,260	3,058

Total interest expense on the notes	$3,285	$7,413

Effective interest rate	6.7%	7.0%

8. Equity Compensation Plans and Equity

Stock Option and Restricted Stock Plans

We have several stock option and restricted stock plans. On April 1, 2010, the Board of Directors of the Company, and on May 14, 2010, our shareholders, approved the 2010 Stock Incentive Plan (the "2010 Plan"). The 2010 Plan replaced the 2000 Stock Incentive Plan, as amended (the "2000 Plan"), as

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

8. Equity Compensation Plans and Equity (Continued)

the Company's active stock plan. The Company's employees, directors and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including both non-qualified and incentive stock options, share appreciation rights, restricted shares, restricted share units and dividend equivalent rights. The Company is authorized to issue up to 3,500,000 shares under the 2010 Plan. Option awards are generally granted with an exercise price equal to the closing price of the Company's stock on the trading day prior to the date of grant; those option awards generally vest over a 3 year period and have a 7 or 10-year term. Restricted share awards generally vest over 1-5 years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Plan. As of December 31, 2012, there are 1,448,132 options outstanding under this plan.

The 2000 Plan was approved by the Board of Directors and shareholders in May 2000. The 2000 Plan provides for the grant to officers and key employees of stock awards, either in the form of options to purchase shares of our common stock or restricted stock awards. Stock awards granted pursuant to the 2000 Plan expire after seven years and generally vest over a two-year to five-year period following the grant date. In addition, the 2000 Plan provides for automatic annual grants of restricted stock to each member of our Board of Directors who is not an employee. As of December 31, 2012, there are 873,522 options outstanding under this plan.

Equity-Based Compensation Expense, Stock Option and Restricted Stock Activity

Equity-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. We recorded equity compensation expense of $14.3 million, $12.8 million and $8.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We did not capitalize any equity compensation in the years ended December 31, 2012, 2011, and 2010.

During the year ended December 31, 2011, we discontinued our CIGS solar systems business and as a result the equity-based compensation expense related to each CIGS solar systems business employee has been classified as discontinued operations in determining the consolidated results of operations for the years ended December 31, 2011 and 2010. For the years ended December 31, 2011 and 2010 discontinued operations included compensation expense of $0.7 million and $0.9 million, respectively.

As a result of the sale of our Metrology segment to Bruker, equity-based compensation expense related to Metrology employees has been classified as discontinued operations in determining the consolidated results of operations for the year ended December 31, 2010. For the year ended December 31, 2010, discontinued operations included compensation expense of $7.7 million that related to the acceleration of equity awards from employees that were terminated as a result of the sale of our Metrology segment to Bruker.

As of December 31, 2012, the total unrecognized compensation cost related to nonvested stock awards and option awards expected to vest is $17.2 million and $13.1 million, respectively, and the related weighted average period over which it is expected that such unrecognized compensation costs will be recognized is approximately 2.8 years and 2.0 years for the nonvested stock awards and for option awards, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

8. Equity Compensation Plans and Equity (Continued)

The fair value of each option granted during the years ended December 31, 2012, 2011 and 2010, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the year ended December 31,
	2012	2011	2010
Weighted-average expected stock-price volatility	59%	55%	62%
Weighted-average expected option life	5 years	4 years	5 years
Average risk-free interest rate	0.70%	1.40%	1.92%
Average dividend yield	0%	0%	0%

A summary of our restricted stock awards including restricted stock units as of December 31, 2012 is presented below:

	Shares (000's)	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2011	618	$33.61
Granted	324	32.62
Vested	(167)	20.60
Forfeited (including cancelled awards)	(82)	34.98

Nonvested as of December 31, 2012	693	$36.11

During the year ended December 31, 2012, we granted 323,766 shares of restricted common stock and restricted stock units to key employees, which generally vest over a four year period. Included in this grant were 15,294 shares of restricted common stock granted to the non-employee members of the Board of Directors, which vest over the lesser of one year or at the time of the next annual meeting. The vested shares include the impact of 53,399 shares of restricted stock which were cancelled in 2012 due to employees electing to receive fewer shares in lieu of paying withholding taxes. The total grant date fair value of shares that vested during the years ended December 31, 2012, 2011 and 2010 was $5.4 million, $9.7 million and $13.6 million, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

8. Equity Compensation Plans and Equity (Continued)

A summary of our stock option plans as of and for the year ended December 31, 2012 is presented below:

	Shares (000's)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000's)	Weighted- Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2011	2,106	$25.58
Granted	704	32.55
Exercised	(351)	15.39
Forfeited (including cancelled options)	(137)	35.88

Outstanding as of December 31, 2012	2,322	$28.63	$13,149	6.4

Options exercisable as of December 31, 2012	1,282	$22.63	$12,948	4.5

The weighted-average grant date fair value of stock options granted for the years ended December 31, 2012, 2011 and 2010 was $15.56, $21.90 and $18.41 per option, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $6.8 million, $22.8 million and $53.1 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012 (000s)	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2012 (000s)	Weighted- Average Exercise Price
$8.82 - 16.37	522	3.4	$11.05	522	$11.05
17.48 - 26.69	352	2.9	19.66	320	19.16
28.60 - 42.96	1,155	8.4	33.64	339	35.29
44.09 - 51.70	293	8.4	50.91	101	50.79

	2,322	6.4	$28.63	1,282	$22.63

Shares Reserved for Future Issuance

As of December 31, 2012, we have 3,358,032 shares reserved for future issuance upon exercise of stock options and grants of restricted stock.

Preferred Stock

Our Board of Directors has authority under our Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board of Directors.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

8. Equity Compensation Plans and Equity (Continued)

Treasury Stock

On August 24, 2010, our Board of Directors authorized the repurchase of up to $200 million of our common stock. All funds for this repurchase program were exhausted as of August 19, 2011. Repurchases were made from time to time on the open market in accordance with applicable federal securities laws. During 2011, we purchased 4,160,228 shares for $162 million (including transaction costs) under the program at an average cost of $38.96 per share. During 2010, we purchased 1,118,600 shares for $38 million (including transaction costs) under the program at an average cost of $34.06 per share. This stock repurchase is included as treasury stock in the Consolidated Balance Sheet as of December 31, 2011. During the year ended December 31, 2012, we cancelled and retired the 5,278,828 shares of treasury stock we purchased under this repurchase program. As a result of this transaction, we recorded a reduction in treasury stock of $200.2 million and a corresponding reduction of $200.1 million and $0.1 million in retained earnings and common stock, respectively.

9. Income Taxes

Our income from continuing operations before income taxes in the accompanying Consolidated Statements of Income consists of (in thousands):

	Year ended December 31,
	2012	2011	2010
Domestic	$5,811	$230,204	$260,268
Foreign	32,375	41,882	36,413

	$38,186	$272,086	$296,681

Significant components of the provision for income taxes from continuing operations are presented below (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$2,515	$59,921	$42,324
Foreign	7,576	10,714	7,720
State and local	(317)	805	5,215

Total current provision for income taxes	9,774	71,440	55,259

Deferred:
Federal	(482)	10,454	(32,033)
Foreign	727	(1,073)	239
State and local	1,638	763	(3,960)

Total deferred provision (benefit) for income taxes	1,883	10,144	(35,754)

Total provision for income taxes	$11,657	$81,584	$19,505

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

9. Income Taxes (Continued)

The following is a reconciliation of the income tax provision computed using the Federal statutory rate to our actual income tax provision (in thousands):

	Year ended December 31,
	2012	2011	2010
Income tax provision at U.S. statutory rates	$13,366	$95,231	$103,838
State income tax (benefit) expense (net of federal impact)	(89)	1,616	6,379
Nondeductible expenses	622	(749)	333
Domestic production activities deduction	(489)	(4,581)	(6,365)
Nondeductible compensation	205	841	2,840
Research and development tax credit	(3,013)	(4,675)	(1,823)
Net change in valuation allowance	2,943	121	(83,079)
Change in accrual for unrecognized tax benefits	533	824	(1,076)
Foreign tax rate differential	(2,387)	(5,225)	(5,280)
Other	(34)	(1,819)	3,738

Total provision for income taxes	$11,657	$81,584	$19,505

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

9. Income Taxes (Continued)

During the fourth quarter of 2012, the Company determined that it may not meet the criteria required to receive a certain incentive tax rate pursuant to a negotiated tax holiday in one foreign jurisdiction. Although the Company is continuing to negotiate the criteria for the incentive, for financial reporting purposes the Company has recorded an additional tax provision of $4.0 million which represents the cumulative effect of calculating the tax provision using the incentive tax rate as compared to the foreign country's statutory rate. As such amount is not expected to be paid within twelve months, the Company has recorded the $4.0 million as a long term taxes payable. If the Company successfully renegotiates the incentive criteria, this additional tax provision could be reversed as a future benefit in the period in which the successful negotiations are finalized.

During 2012, the Company recorded an income tax expense of $1.9 million relating to discontinued operations compared to the $29.4 million income tax benefit from discontinued operations in the prior year which was reported in accordance with the intraperiod tax allocation provisions. In addition, the Company recorded a current tax benefit of $2.1 million related to equity-based compensation which was a credit to additional paid-in capital compared to $10.4 million tax benefit recorded in the prior year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Inventory valuation	$6,386	$5,468
Domestic net operating loss carry forwards	1,144	1,082
Tax credit carry forwards	4,145	3,015
Foreign net operating loss carry forwards	—	89
Warranty and installation accruals	2,174	3,044
Equity compensation	9,114	5,821
Other accruals	3,270	2,373
Other	760	1,636

Total deferred tax assets	26,993	22,528
Valuation allowance	(4,708)	(1,765)

Net deferred tax assets	22,285	20,763

Deferred tax liabilities:
Purchased intangible assets	9,973	9,818
Undistributed earnings	1,095	974
Depreciation	7,014	4,115

Total deferred tax liabilities	18,082	14,907

Net deferred taxes	$4,203	$5,856

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

9. Income Taxes (Continued)

A provision has not been made as of December 31, 2012 for U.S. or additional foreign withholding taxes on approximately $96.4 million of undistributed earnings of our foreign subsidiaries because it is the present intention of management to permanently reinvest the undistributed earnings of our foreign subsidiaries in China, South Korea, Japan, Malaysia, Singapore and Taiwan. As it is our intention to reinvest those earnings permanently, it is not practicable to estimate the amount of tax that might be payable if they were remitted. We have provided deferred income taxes and future withholding taxes on the earnings that we anticipate will be remitted.

Our valuation allowance of approximately $4.7 million as of December 31, 2012 increased by approximately $2.9 million during the year then ended and relates primarily to state and local tax attributes for which we could not conclude were realizable on a more-likely-than-not basis.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011
Beginning balance as of December 31	$4,748	$3,660
Additions for tax positions related to current year	435	1,069
Reductions for tax positions related to current year	—	—
Additions for tax positions related to prior years	742	1,209
Reductions for tax positions related to prior years	(59)	(422)
Reductions due to the lapse of the applicable statute of limitations	(48)	(586)
Settlements	—	(182)

Ending balance as of December 31	$5,818	$4,748

The Company does not anticipate that its uncertain tax position will change significantly within the next twelve months.

Of the amounts reflected in the table above as of December 31, 2012, the entire amount if recognized would reduce our effective tax rate. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to unrecognized tax benefits was approximately $0.5 million and $0.2 million as of December 31, 2012 and 2011, respectively.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. All material federal income tax matters have been concluded for years through 2006 subject to subsequent utilization of net operating losses generated in such years. Our 2010 federal tax return is currently under examination. All material state and local income tax matters have been reviewed through 2008 with two state jurisdictions currently under examination for open tax years between 2007 and 2010. The majority of our foreign jurisdictions have been reviewed through 2009. Principally all our foreign jurisdictions remain open with respect to the 2011 and 2012 tax years.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

10. Commitments and Contingencies and Other Matters

Restructuring and Other Charges

During 2011 and 2012, in response to challenging business conditions, we initiated activities to reduce and contain spending, including reducing our workforce, consultants and discretionary expenses.

In conjunction with these activities, we recognized restructuring charges (credits) of approximately $3.8 million, $1.3 million and $(0.2) million during the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012 and 2011, we also recorded inventory write-offs of $1.0 million related to a discontinued product line in our Data Storage segment and $0.8 million related to a discontinued product line in our LED & Solar segment, respectively. These inventory write offs are included in cost of sales in the accompanying Consolidated Statements of Income.

Restructuring expense for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Personnel severance and related costs	$3,040	$1,288	$—
Equity compensation and related costs	414	—	—
Lease-related and other severance costs (credits)	359	—	(179)

	$3,813	$1,288	$(179)

Personnel Severance Costs

During 2012, we recorded $3.0 million in personnel severance and related costs resulting from a headcount reduction of 52 employees. During 2011, we recorded $1.3 million in personnel severance and related costs related to a companywide reorganization resulting in a headcount reduction of 65 employees. These reductions in workforce included executives, management, administration, sales and service personnel and manufacturing employees' companywide.

Lease-Related and Other Severance Costs (Credits)

During 2012, we recorded $0.4 million in other associated costs resulting from a headcount reduction of 52 employees. These charges primarily consist of job placement services, consulting and relocation expenses, as well as duplicate wages incurred during the transition period.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

10. Commitments and Contingencies and Other Matters (Continued)

The following is a reconciliation of the liability for the 2012, 2011 and 2010 restructuring charges through December 31, 2012 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Balance as of January 1, 2010	$196	$486	$1,597	$2,279
Lease-related and other credits 2010	—	(87)	—	(87)

Total credited to accrual 2010	—	(87)	—	(87)

Personnel severance and related costs 2011	672	51	311	1,034

Total charged to accrual 2011	672	51	311	1,034

Personnel severance and related costs 2012	874	1,684	135	2,693

Total charged to accrual 2012	874	1,684	135	2,693

Short-term/long-term reclassification 2010	—	123	536	659
Short-term/long-term reclassification 2011	—	58	—	58
Cash payments 2010	(196)	(344)	(1,597)	(2,137)
Cash payments 2011	(138)	(159)	(553)	(850)
Cash payments 2012	(960)	(504)	(310)	(1,774)

Balance as of December 31, 2012	$448	$1,308	$119	$1,875

Long-term liability
Balance as of January 1, 2010	$—	$229	$536	$765
Lease-related and other credits 2010	—	(48)	—	(48)
Short-term/long-term reclassification 2010	—	(123)	(536)	(659)
Short-term/long-term reclassification 2011	—	(58)	—	(58)

Balance as of December 31, 2011	$—	$—	$—	$—

Asset Impairment Charges

During 2012, we recorded an asset impairment charge of $1.3 million related to a particular asset in our Data Storage segment. During 2011, we recorded a $0.6 million asset impairment charge for property, plant and equipment related to the discontinuance of a certain product line in our LED & Solar segment.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

10. Commitments and Contingencies and Other Matters (Continued)

Minimum Lease Commitments

Minimum lease commitments as of December 31, 2012 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows (in thousands):

2013	$3,491
2014	2,128
2015	1,063
2016	588
2017	540
Thereafter	93

$7,903

Rent charged to operations amounted to $3.5 million, $2.7 million and $1.7 million in 2012, 2011 and 2010, respectively. In addition, we are obligated under such leases for certain other expenses, including real estate taxes and insurance.

Environmental Remediation

Under certain circumstances, we could have been obligated to pay up to $250,000 in connection with the implementation of a comprehensive plan of environmental remediation at our Plainview, New York facility. We are indemnified by the former owner for any liabilities we may incur in excess of $250,000 with respect to any such remediation. No comprehensive plan has been required to date. Even without consideration of such indemnification, we did not believe that any material loss or expense was probable in connection with any remediation plan that may be proposed. We revaluated this exposure and concluded that there is no longer any potential exposure from this matter.

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

Litigation

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma. The plaintiff in the lawsuit, Patrick Colbus, seeks unspecified damages and asserts claims that he suffered burns and other injuries while he was cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco. The lawsuit alleges,

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

10. Commitments and Contingencies and Other Matters (Continued)

among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. Although Veeco believes this lawsuit is without merit and intends to defend vigorously against the claims, and although Veeco maintains insurance which may apply to this matter, the lawsuit could result in substantial costs, divert management's attention and resources from our operations and negatively affect our public image and reputation. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves related to this legal matter.

We are involved in various other legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Concentrations of Credit Risk

Our business depends in large part upon the capital expenditures of our top ten customers, which accounted for 77% and 79% of total accounts receivable as of December 31, 2012 and 2011, respectively. Of such, LED and data storage customers accounted for approximately 56% and 21%, and 58% and 19%, respectively, of total accounts receivable as of December 31, 2012 and 2011.

Customers who accounted for more than 10% of our aggregate accounts receivable or net sales are as follows:

		Accounts Receivable December 31,		Net Sales for the year ended December 31,
Customer	Segment	2012	2011	2012	2011	2010
Customer A	Data Storage	16%	*	14%	*	*
Customer B	LED and Solar	16%	*	*	*	*
Customer C	LED and Solar	*	31%	*	11%	*
Customer D	LED and Solar	*	*	*	12%	12%
Customer E	LED and Solar	*	*	*	*	17%
Customer F	LED and Solar	*	*	*	*	12%

*
Less than 10% of aggregate accounts receivable or net sales.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

10. Commitments and Contingencies and Other Matters (Continued)

We manufacture and sell our products to companies in different geographic locations. In certain instances, we require deposits for a portion of the sales price in advance of shipment. We perform periodic credit evaluations of our customers' financial condition and, where appropriate, require that letters of credit be provided on certain foreign sales arrangements. Receivables generally are due within 30-90 days, other than receivables generated from customers in Japan where payment terms generally range from 60-150 days. Our net accounts receivable balance is concentrated in the following geographic locations (in thousands):

	December 31,
	2012	2011
China	$28,132	$59,154
Singapore	7,266	15,338
Taiwan	6,390	1,281
Other	3,853	4,188

Asia Pacific	45,641	79,961
Americas	13,917	11,098
Europe, Middle East and Africa	3,611	3,979

	$63,169	$95,038

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

Purchase Commitments

As of December 31, 2012, we had purchase commitments totaling $62.6 million all of which come due within one year.

Lines of Credit and Guarantees

As of December 31, 2012, we had bank guarantees outstanding of $15.1 million, which were partially collateralized by $2.0 million in cash that is therefore restricted from use. We had outstanding letters of credit of $0.9 million as of December 31, 2012. We also had $30.5 million of unused lines of credit and bank guarantees available to draw upon if needed.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

11. Foreign Operations, Geographic Area and Product Segment Information

Net sales which are attributed to the geographic location in which the customer facility is located and long-lived tangible assets related to operations in the United States and other foreign countries as of and for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Net Sales to Unaffiliated Customers			Long-Lived Tangible Assets
	2012	2011	2010	2012	2011	2010
United States(1)	$83,317	$100,635	$92,646	$74,497	$67,788	$41,072
Europe, Middle East and Africa(1)	41,708	57,617	92,112	36	203	274
Asia Pacific(1)	390,995	820,883	746,134	23,769	20,417	974

	$516,020	$979,135	$930,892	$98,302	$88,408	$42,320

(1)
For the year ended December 31, 2012, net sales to customers in China and Taiwan were 42.0% and 11.4% of total net sales, respectively. For the year ended December 31, 2011, net sales to customers in China were 66.4% of total net sales. For the year ended December 31, 2010, net sales to customers in South Korea, China and Taiwan were 32.3%, 28.7% and 10.9% of total net sales, respectively. No other country in Europe, Middle East, and Africa ("EMEA") and Asia Pacific ("APAC") accounted for more than 10% of our net sales for the years presented. A minimal amount, less than 1%, of sales included within the United States caption above have been derived from other regions within the Americas.

We have four identified reporting units that we aggregate into two reportable segments: the VIBE and Mechanical reporting units which are reported in our Data Storage segment; and the MOCVD and MBE reporting units are reported in our LED and Solar segment. We manage the business, review operating results and assess performance, as well as allocate resources, based upon our reporting units that reflect the market focus of each business. Our LED & Solar segment consists of metal organic chemical vapor deposition ("MOCVD") systems, molecular beam epitaxy ("MBE") systems, thermal deposition sources and other types of deposition systems. These systems are primarily sold to customers in the LED and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, Poughkeepsie, New York, and St. Paul, Minnesota. During 2011 we discontinued our CIGS solar systems business, located in Tewksbury, Massachusetts and Clifton Park, New York. Our Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry. This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Camarillo, California.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

11. Foreign Operations, Geographic Area and Product Segment Information (Continued)

The following tables present certain data pertaining to our reportable product segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations, before income taxes for the years ended December 31, 2012, 2011 and 2010, and goodwill and total assets as of December 31, 2012 and 2011 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
Year ended December 31, 2012
Net sales	$363,181	$152,839	$—	$516,020

Segment profit (loss)	$41,603	$25,414	$(4,919)	$62,098
Interest income, net	—	—	974	974
Amortization	(3,586)	(1,322)	—	(4,908)
Equity-based compensation	(5,400)	(1,920)	(6,534)	(13,854)
Restructuring	(1,233)	(2,521)	(59)	(3,813)
Asset impairment charge	—	(1,335)	—	(1,335)
Other	—	(976)	—	(976)

Income (loss) from continuing operations before income taxes	$31,384	$17,340	$(10,538)	$38,186

Year ended December 31, 2011
Net sales	$827,797	$151,338	$—	$979,135

Segment profit (loss)	$267,059	$38,358	$(8,987)	$296,430
Interest expense, net	—	—	(824)	(824)
Amortization	(3,227)	(1,424)	(83)	(4,734)
Equity-based compensation	(3,473)	(1,458)	(7,876)	(12,807)
Restructuring	(204)	(12)	(1,072)	(1,288)
Asset impairment charge	(584)	—	—	(584)
Other	(758)	—	—	(758)
Loss on extinguishment of debt	—	—	(3,349)	(3,349)

Income (loss) from continuing operations before income taxes	$258,813	$35,464	$(22,191)	$272,086

Year ended December 31, 2010
Net sales	$795,565	$135,327	$—	$930,892

Segment profit (loss)	$300,311	$33,910	$(18,675)	$315,546
Interest, net	—	—	(6,572)	(6,572)
Amortization	(1,948)	(1,522)	(233)	(3,703)
Equity-based compensation	(1,764)	(1,140)	(5,865)	(8,769)
Other	—	179	—	179

Income (loss) from continuing operations before income taxes	$296,599	$31,427	$(31,345)	$296,681

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

11. Foreign Operations, Geographic Area and Product Segment Information (Continued)

	LED & Solar	Data Storage	Unallocated Corporate Amount	Total
As of December 31, 2012
Goodwill	$55,828	$—	$—	$55,828
Total assets	$276,352	$38,664	$622,288	$937,304
As of December 31, 2011
Goodwill	$55,828	$—	$—	$55,828
Total assets	$319,457	$57,203	$559,403	$936,063

Corporate total assets are comprised principally of cash and cash equivalents, short-term investments and restricted cash as of December 31, 2012 and 2011.

Other Segment Data (in thousands):

	Year ended December 31,
	2012	2011	2010
Depreciation and amortization expense:
LED & Solar	$12,020	$8,320	$5,506
Data Storage	3,008	3,245	3,581
Unallocated Corporate	1,164	1,327	1,702

Total depreciation and amortization expense	$16,192	$12,892	$10,789

Expenditures for long-lived assets:
LED & Solar	$20,279	$56,141	$8,086
Data Storage	3,341	2,703	572
Unallocated Corporate	1,374	1,520	2,066

Total expenditures for long-lived assets	$24,994	$60,364	$10,724

12. Derivative Financial Instruments

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

The aggregate foreign currency exchange (loss) gain included in determining consolidated results of operations was approximately $(0.5) million, $(1.0) million and $1.3 million in 2012, 2011 and 2010, respectively. Included in the aggregate foreign currency exchange (loss) gain were gains relating to

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

12. Derivative Financial Instruments (Continued)

foreign exchange forward contracts of $0.3 million, $0.5 million and $0.1 million in 2012, 2011 and 2010, respectively. These amounts were recognized and are included in other, net in the accompanying Consolidated Statements of Income.

As of December 31, 2012 and 2011, the notional amount of such contracts outstanding was approximately $9.6 million and $3.6 million, respectively. The fair value of the outstanding contracts as of December 31, 2012 and 2011, was $0.2 million and $0.0 million, respectively. The fair value of the outstanding contracts is included as a component of Prepaid expenses and other current assets. These contracts were valued using market quotes in the secondary market for similar instruments (fair value Level 2, See Note 4. Fair Value Measurements).

The weighted average notional amount of derivative contracts outstanding during the year ended December 31, 2012 and 2011 was approximately $3.5 million and $10.3 million, respectively.

13. Defined Contribution Benefit Plan

We maintain a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code. Almost all of our domestic full-time employees are eligible to participate in this plan. Under the plan during 2011, we provided matching contributions of fifty cents for every dollar employees contribute up to a maximum of $3,000. During 2012, we provided matching contributions of fifty cents for every dollar employees contribute, up to the lesser of 3% of the employee's eligible compensation or $7,500. During 2013, we will provide matching contributions of fifty cents for every dollar employees contribute, up to the lesser of 3% of the employee's eligible compensation or $7,650.Generally, the plan calls for vesting of Company contributions over the initial five years of a participant's employment. We maintain a similar type of contribution plan at one of our foreign subsidiaries. Our contributions to these plans in 2012, 2011 and 2010 were $2.5 million, $2.1 million and $1.7 million, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

14. Selected Quarterly Financial Information (unaudited)

The following table presents selected unaudited financial data for each quarter of fiscal 2012 and 2011. Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2012 interim quarter ends were April 1, July 1 and September 30. The 2011 interim quarter ends were April 3, July 3 and October 2. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

Although unaudited, this information has been prepared on a basis consistent with our audited Consolidated Financial Statements and, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of this information in accordance with accounting principles generally accepted in the United States. Such quarterly results are not necessarily indicative of future results of operations.

	Fiscal 2012 (unaudited)				Fiscal 2011 (unaudited)
(in thousands, except per share data)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$139,909	$136,547	$132,715	$106,849	$254,676	$264,815	$267,959	$191,685
Gross profit	65,268	61,254	49,884	38,727	130,963	135,349	124,934	83,088
Income (loss) from continuing operations, net of income taxes	16,462	11,011	7,698	(8,642)	57,979	56,318	52,617	23,588
(Loss) income from discontinued operations, net of income taxes	(50)	807	4,055	(413)	(5,337)	(37,112)	(16,754)	(3,312)

Net income (loss)	$16,412	$11,818	$11,753	$(9,055)	$52,642	$19,206	$35,863	$20,276

Income (loss) per common share:
Basic:
Continuing operations	$0.43	$0.29	$0.20	$(0.22)	$1.46	$1.37	$1.34	$0.62
Discontinued operations	—	0.02	0.10	(0.01)	(0.14)	(0.90)	(0.43)	(0.09)

Income (loss)	$0.43	$0.31	$0.30	$(0.23)	$1.32	$0.47	$0.91	$0.53

Diluted :
Continuing operations	$0.42	$0.28	$0.20	$(0.22)	$1.36	$1.31	$1.31	$0.61
Discontinued operations	—	0.02	0.10	(0.01)	(0.12)	(0.86)	(0.41)	(0.09)

Income (loss)	$0.42	$0.30	$0.30	$(0.23)	$1.24	$0.45	$0.90	$0.52

Weighted average shares outstanding:
Basic	38,261	38,370	38,577	38,698	39,842	40,998	39,335	38,212
Diluted	38,863	38,988	39,169	38,698	42,531	43,002	40,069	38,771

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

14. Selected Quarterly Financial Information (unaudited) (Continued)

A variety of factors influence the level of our net sales in a particular quarter including economic conditions in the LED, solar, data storage and semiconductor industries, the timing of significant orders, shipment delays, specific feature requests by customers, the introduction of new products by us and our competitors, production and quality problems, changes in material costs, disruption in sources of supply, seasonal patterns of capital spending by customers, interpretation and application of accounting principles, and other factors, many of which are beyond our control. In addition, we derive a substantial portion of our revenues from the sale of products with a selling price of up to $8.0 million. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on our net sales and operating results in any given quarter.

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

Accordingly, the results of operations for the CIGS solar systems business have been excluded from continuing operations in the foregoing selected quarterly financial information and disclosed separately as discontinued operations. During the year ended December 31, 2011, total discontinued operations include charges totaling $69.8 million ($50.7 million in the second quarter and $19.1 million in the third quarter). These charges include an asset impairment charge totaling $6.2 million, a goodwill write-off of $10.8 million, an inventory write-off totaling $27.0 million, charges to settle contracts totaling $22.1 million, lease related charges totaling $1.4 million and personnel severance charges totaling $2.3 million.

Metrology Divestiture

On August 15, 2010, we signed a definitive agreement to sell our Metrology business to Bruker comprising our entire Metrology reporting segment for $229.4 million. Accordingly, Metrology's operating results are accounted for as discontinued operations in determining the consolidated results of operations. The sale transaction closed on October 7, 2010, except for assets located in China due to local restrictions. Total proceeds, which included a working capital adjustment of $1 million, totaled $230.4 million of which $7.2 million relates to the assets in China. As part of our agreement with Bruker, $22.9 million of proceeds was held in escrow and was restricted from use for one year following the closing date of the transaction to secure certain specified losses arising out of breaches of representations, warranties and covenants we made in the stock purchase agreement and related documents. The restriction relating to the escrowed proceeds was released on October 6, 2011. As part of the sale we incurred transaction costs, which consisted of investment banking fees and legal fees, totaling $5.2 million. During the fourth quarter of 2010, we recognized a pre-tax gain on disposal of $156.3 million and a pre-tax deferred gain of $5.4 million related to the assets in China. We recognized into income the pre-tax deferred gain of $5.4 million during the third quarter of 2012 related to the completion of the sale of the assets in China to Bruker.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

14. Selected Quarterly Financial Information (unaudited) (Continued)

Other Quarterly Items

During 2012, we took measures to improve profitability, including a reduction in discretionary expenses, realignment of our senior management team and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded a $3.8 million restructuring charge consisting of $3.0 million in personnel severance and related costs, $0.4 million in equity compensation and related costs and $0.4 million in other severance costs resulting from a headcount reduction of 52 employees. We recorded $2.0 million of these charges in the third quarter of 2012 and $1.8 million of these charges in the fourth quarter of 2012 with the balance recorded in the first quarter of 2012.

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

As a result of the delay in filing our Form 10-Q for September 30, 2012 ("Q3 10-Q"), we were required to evaluate the impact of events and circumstances occurring through the date of the filing of the Q3 10-Q. After considering declines in systems shipments and parts usage occurring though the date of the filing of the Q3 10-Q, we determined that an increase in our reserve for slow moving and obsolete inventory was warranted and resulted in us recording a total charge of $7.2 million to cost of sales in the third quarter of 2012. We anticipate that the evaluation will also result in relatively lower provisions for inventory reserves over the first three quarters of 2013. We recorded a $1.8 million charge to cost of sales for inventory write downs in the fourth quarter of 2012 that related to a terminated program. The effect on the comparative statements above was to reduce gross profit for September 30, 2012 compared to all other periods presented.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

15. Subsequent Events

Notice of potential de-listing:    During our internal control evaluation and accounting review, we were unable to timely file our periodic statements with the SEC and, as of the date of this report, have yet to become current with all our required filings. We have been notified by The NASDAQ Stock Market that our common stock listing will be suspended if we have not filed all of our outstanding periodic reports with the SEC on or before November 4, 2013. If our stock is delisted, then it will no longer be traded on the NASDAQ Global Select Market, however, it would continue to trade in the over-the-counter market, which may have an adverse effect on the trading price of our stock.

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

Acquisition of Synos Technology, Inc. ("Synos"):    On October 1, 2013, we acquired Synos, which designs and manufactures Fast Array Scanning™ Atomic Layer Deposition systems ("ALD") that are enabling the production of flexible organic light-emitting diode ("OLED") displays for mobile devices. The initial purchase price is $70 million. The agreement also includes an earn-out feature that would require an additional payment of up to $115 million if future performance milestones are achieved prior to December 31, 2014. With the earn-out feature, the total maximum potential purchase price is $185 million. Synos is headquartered in Fremont, California and has approximately 50 employees. Preliminary purchase accounting estimates for Synos are not yet available.

Schedule II—Valuation and Qualifying Accounts (in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts:
Year ended December 31, 2012
Allowance for doubtful accounts	$468	$198	$—	$(174)	$492
Valuation allowance in net deferred tax assets	1,765	2,943	—	—	4,708

	$2,233	$3,141	$—	$(174)	$5,200

Year ended December 31, 2011
Allowance for doubtful accounts	$512	$—	$—	$(44)	$468
Valuation allowance in net deferred tax assets	1,644	—	—	121	1,765

	$2,156	$—	$—	$77	$2,233

Year ended December 31, 2010
Allowance for doubtful accounts	$438	$40	$34	$—	$512
Valuation allowance in net deferred tax assets	84,723	—	(2,663)	(80,416)	1,644

	$85,161	$40	$(2,629)	$(80,416)	$2,156

S-1