Form 10-Q
period 2013-03-31
VEECO INSTRUMENTS INC
filed 2013-11-04
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Website: www.veeco.com

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a Smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

39,246,279 shares of common stock were outstanding as of the close of business on October 24, 2013.

Safe Harbor Statement

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Part I. Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends”, “will”, and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

•                  Our operating results have been, and may continue to be, adversely affected by unfavorable market conditions;

•                  Timing of market adoption of light emitting diode (“LED”) technology for general lighting is uncertain;

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

Explanatory Note

Although this Report relates to the three months ended March 31, 2013, certain information is presented as of the time this Report is being filed, rather than as of March 31, 2013. Our business and financial condition as of the date this Report is filed is different from what our business and financial condition was as of March 31, 2013. We intend to file our quarterly report on Form 10-Q for the three and six months ended June 30, 2013 as soon as it is practical.

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

We often enter into large orders with our customers consisting of several elements.  For accounting purposes, these are called multiple element arrangements, and can include systems, upgrades, spare parts, service, as well as certain other items. Our accounting review examined the selected sales transactions to determine whether the Company appropriately: (1) identified all of the elements in its arrangements with customers; (2) determined the proper units of accounting as part of the arrangements; and (3) allocated the arrangements’ consideration to each of the units of accounting under the applicable accounting standards. As a result of our accounting review we identified errors in the consolidated financial statements related to prior periods. The errors were primarily attributable to the misapplication of U.S. GAAP for recognizing revenue and related costs under multiple element arrangements and accounting for warranties. We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that these errors were not material, individually or in the aggregate, to our consolidated financial statements in 2012 or any other prior periods.

While performing the foregoing accounting review, our Chief Executive Officer and the Chief Financial Officer supervised and participated in conducting an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management identified material weaknesses in the Company’s internal control over financial reporting and therefore management concluded that we did not maintain effective internal control over financial reporting through the date of this Report based on the criteria established by COSO.

Notwithstanding the material weaknesses discussed in “Part I. Item 4. Controls and Procedures” in this report and based upon our accounting review performed during the delayed filing periods, our management has concluded that our condensed consolidated financial statements included in this report on Form10-Q have been prepared in accordance with U.S. GAAP for interim financial information.

Available Information

We file annual, quarterly and current reports, information statements and other information with the SEC. The public may obtain information by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.  For quarterly and annual reports, only those reports that were required to be filed through March 31, 2013 are available as of the date of this Report.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found. The address of our website is www.veeco.com. We provide a link on our website, under Investors — Financial Information — SEC Filings, through which investors can access our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports. These filings are posted to our website as soon as reasonably practicable after we electronically file such material with the SEC. For quarterly and annual reports, only those reports that were required to be filed through March 31, 2013 are available as of the date of this Report.

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	For the three months ended
	March 31,
	2013	2012
Net sales	$61,781	$139,909
Cost of sales	39,229	74,641
Gross profit	22,552	65,268
Operating expenses (income):
Selling, general and administrative	19,648	19,773
Research and development	20,737	23,306
Amortization	856	1,215
Restructuring	531	63
Other, net	404	(35)
Total operating expenses	42,176	44,322
Operating (loss) income	(19,624)	20,946
Interest income, net	192	203
(Loss) income from continuing operations before income taxes	(19,432)	21,149
Income tax (benefit) provision	(9,361)	4,687
(Loss) income from continuing operations	(10,071)	16,462

Discontinued operations:
Loss from discontinued operations before income taxes	—	(81)
Income tax benefit	—	(31)
Loss from discontinued operations	—	(50)
Net (loss) income	$(10,071)	$16,412

(Loss) income per common share:
Basic:
Continuing operations	$(0.26)	$0.43
Discontinued operations	—	—
(Loss) income	$(0.26)	$0.43
Diluted:
Continuing operations	$(0.26)	$0.42
Discontinued operations	—	—
(Loss) income	$(0.26)	$0.42

Weighted average shares outstanding:
Basic	38,716	38,261
Diluted	38,716	38,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2013	2012
Net (loss) income	$(10,071)	$16,412
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on available-for-sale securities (net of taxes of $16 and $(43) for 2013 and 2012, respectively)	43	(118)
Less: Reclassification adjustments for gains included in net (loss) income	(59)	(10)
Net unrealized loss on available-for-sale securities	(16)	(128)
Foreign currency translation (net of taxes of $(13) and $7 for 2013 and 2012, respectively)	(763)	(489)
Comprehensive (loss) income	$(10,850)	$15,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$223,121	$384,557
Short-term investments	362,747	192,234
Restricted cash	2,061	2,017
Accounts receivable, net	42,912	63,169
Inventories	67,689	59,807
Prepaid expenses and other current assets	30,582	32,155
Deferred income taxes	13,171	10,545
Total current assets	742,283	744,484
Property, plant and equipment at cost, net	96,714	98,302
Goodwill	55,828	55,828
Deferred income taxes	4,505	935
Intangible assets, net	20,118	20,974
Other assets	16,435	16,781
Total assets	$935,883	$937,304
Liabilities and equity
Current liabilities:
Accounts payable	$32,503	$26,087
Accrued expenses and other current liabilities	76,132	74,260
Deferred revenue	9,216	9,380
Income taxes payable	697	2,292
Current portion of long-term debt	274	268
Total current liabilities	118,822	112,287
Deferred income taxes	7,137	7,137
Long-term debt	2,067	2,138
Other liabilities	4,737	4,530
Total liabilities	132,763	126,092
Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 39,304,294 and 39,328,503 shares issued and outstanding in 2013 and 2012, respectively	393	393
Additional paid-in capital	711,481	708,723
Retained earnings	86,052	96,123
Accumulated other comprehensive income	5,194	5,973

Total equity	803,120	811,212
Total liabilities and equity	$935,883	$937,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	For the three months ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(10,071)	$16,412
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,927	3,715
Deferred income taxes	(6,215)	674
Non-cash equity-based compensation	2,579	3,130
Provision for bad debt	16	—
Excess tax benefits from stock option exercises	(31)	(91)
Other, net	—	14
Changes in operating assets and liabilities:
Accounts receivable	20,004	5,079
Inventories	(8,395)	10,599
Accounts payable	6,458	(2,179)
Accrued expenses, deferred revenue and other current liabilities	1,764	(7,169)
Income taxes payable	(1,555)	(1,556)
Other, net	2,005	13,007
Net cash provided by operating activities	10,486	41,635

Cash Flows from Investing Activities
Capital expenditures	(1,619)	(8,455)
Proceeds from sales of short-term investments	101,236	43,569
Payments for purchases of short-term investments	(271,713)	(18,503)
Net cash (used in) provided by investing activities	(172,096)	16,611

Cash Flows from Financing Activities
Proceeds from stock option exercises	280	537
Restricted stock tax withholdings	(132)	(95)
Excess tax benefits from stock option exercises	31	91
Repayments of long-term debt	(65)	(60)
Net cash provided by financing activities	114	473

Effect of exchange rate changes on cash and cash equivalents	60	(1,309)
Net (decrease) increase in cash and cash equivalents	(161,436)	57,410
Cash and cash equivalents as of beginning of period	384,557	217,922
Cash and cash equivalents as of end of period	$223,121	$275,332

Non-cash investing and financing activities
Transfers from property, plant and equipment to inventory	$135	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday of each period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2013 interim quarter ends are March 31, June 30 and September 29. The 2012 interim quarter ends were April 1, July 1 and September 30. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations.

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

We often enter into large orders with our customers consisting of several elements.  For accounting purposes, these are called multiple element arrangements, and can include systems, upgrades, spare parts, services, as well as certain other items.  Our accounting review examined the selected sales transactions to determine whether the Company appropriately: (1) identified all of the elements in its arrangements with customers; (2) determined the proper units of accounting as part of the arrangements; and (3) allocated the arrangements’ consideration to each of the units of accounting under the applicable accounting standards.  As a result of our accounting review we identified errors in the consolidated financial statements related to prior periods. The errors were primarily attributable to the misapplication of U.S. GAAP for recognizing revenue and related costs under multiple element arrangements and accounting for warranties. We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that these errors were not material, individually or in the aggregate, to our consolidated financial statements in 2012 or any other prior periods.

Notwithstanding the material weaknesses discussed in “Part I. Item 4. Controls and Procedures” and based upon the accounting review discussed above, our management has concluded that our consolidated financial statements are fairly stated in all material respects in accordance with U.S. GAAP for interim financial statements.

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

(Loss) Income Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended
	March 31,
	2013	2012
Basic weighted average shares outstanding	38,716	38,261
Dilutive effect of stock options and restricted stock	—	602
Diluted weighted average shares outstanding	38,716	38,863

Basic (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Potentially dilutive securities attributable to outstanding stock options and restricted stock were approximately 1.4 million and 1.2 million common equivalent shares during the three months ended March 31, 2013 and 2012. Approximately 0.5 million common equivalent shares were excluded from the calculation of diluted net loss per share during the three months ended March 31, 2013, because their effect on loss per share was anti-dilutive due to the net loss sustained during the period.

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

We consider many facts when evaluating each of our sales arrangements to determine the timing of revenue recognition, including the contractual obligations, the customer’s creditworthiness and the nature of the customer’s post-delivery acceptance provisions.  Our system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures.  For the majority of our arrangements, a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that will be performed at the customer’s site prior to final acceptance of the system.  As such, we objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery and, therefore, we recognize revenue upon delivery since there is no substantive contingency remaining related to the acceptance provisions as of that date, subject to the retention amount constraint described below.  For new products, new applications of existing products or for products with substantive customer acceptance provisions where we cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

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

Note 2—Discontinued Operations

We recorded a $0.1 million loss from discontinued operations with no sales recorded for the three months ended March 31, 2012.

Note 3—Balance Sheet Information

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

Short-Term Investments

Available-for-sale securities consist of the following (in thousands):

	March 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Treasury bills	$271,168	$33	$—	$271,201
Government agency securities	8,055	—	—	8,055
Corporate bonds	63,488	38	(27)	63,499
Commercial paper	19,992	—	—	19,992
Total available-for-sale securities	$362,703	$71	$(27)	$362,747

	December 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Treasury bills	$184,102	$76	$—	$184,178
Government agency securities	8,056	—	—	8,056
Total available-for-sale securities	$192,158	$76	$—	$192,234

During the three months ended March 31, 2013 and 2012, available-for-sale securities were liquidated for total proceeds of $101.2 million and $43.6 million, respectively. The gross realized gains and losses on these sales were $0.1 million for the three months ended March 31, 2013 and minimal gross realized gains for the three months ended March 31, 2012. The cost of securities sold is based on specific identification.

The table below shows the fair value of short-term investments that have been in an unrealized loss position for less than 12 months as of March 31, 2013 (in thousands):

	Estimated Fair value	Unrealized Losses
Corporate bonds	$28,491	$(27)
Total	$28,491	$(27)

We did not hold any short-term investments that have been in an unrealized loss position for 12 months or longer for the period noted in the preceding table.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary or other-than-temporary and therefore impaired include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery. The Company believes the gross unrealized losses on the Company’s short-term investments as of March 31, 2013 were temporary in nature and therefore did not recognize any impairment. As of December 31, 2012 we did not hold any short-term investments that were in a loss position.

Contractual maturities of available-for-sale securities are as follows (in thousands):

March 31, 2013
Estimated Fair Value
Due in one year or less	$288,752
Due in 1—2 years	32,811
Due in 2—3 years	41,184
Total available-for-sale securities	$362,747

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of March 31, 2013 and December 31, 2012, restricted cash consisted of $2.1 million and $2.0 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, Net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of March 31, 2013 and December 31, 2012.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2013	2012
Materials	$44,219	$36,523
Work in process	17,248	13,363
Finished goods	6,222	9,921
	$67,689	$59,807

Cost Method Investment

As of March 31, 2013 and December 31, 2012 we have recorded a total investment of $14.5 million in a rapidly developing organic light emitting diode (“OLED”) equipment company (the “Investment”). Our ownership in the Investment is approximately 15.3% of the preferred shares and a 12.0% interest in the total company. Since we do not exert significant influence on the Investment, this investment is treated under the cost method in accordance with applicable accounting guidance. The fair value of this investment is not estimated because there are no identified events or changes in circumstances that may indicate an other-than-temporary decline in the fair value of the investment and we are exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. This investment is recorded in other assets in our Condensed Consolidated Balance Sheets. Subsequently, during the second and third quarters of 2013, we invested an additional $0.8 million in the Investment each quarter.

Customer Deposits

As of March 31, 2013 and December 31, 2012, we had customer deposits of $38.4 million and $32.7 million, respectively, which are recorded as a component of accrued expenses and other current liabilities.

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

	Three months ended
	March 31,
	2013	2012
Balance as of the beginning of period	$4,942	$8,731
Warranties issued during the period	478	696
Settlements made during the period	(1,341)	(1,840)
Changes in estimate during the period	—	327
Balance as of the end of period	$4,079	$7,914

In the current year’s presentation we no longer include installation in the accrued warranty balance; therefore, in order to conform the balance to current year presentation, we have reclassified $1.047 million from the beginning balance of 2012 accrued warranty to accrued installation which, along with accrued warranty, is also a component of Accrued expenses and other current liabilities.

Mortgage Payable

We have a mortgage payable with approximately $2.3 million outstanding as of March 31, 2013 and $2.4 million outstanding as of December 31, 2012. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage as of March 31, 2013 was approximately $2.5 million and $2.6 million as of December 31, 2012.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

As of March 31, 2013	Gross	Taxes	Net
Translation adjustments	$6,290	$(352)	$5,938
Minimum pension liability	(1,285)	510	(775)
Unrealized gain on available-for-sale securities	44	(13)	31
Accumulated other comprehensive income	$5,049	$145	$5,194

As of December 31, 2012	Gross	Taxes	Net
Translation adjustments	$7,040	$(339)	$6,701
Minimum pension liability	(1,285)	510	(775)
Unrealized gain on available-for-sale securities	76	(29)	47
Accumulated other comprehensive income	$5,831	$142	$5,973

Note 4—Segment Information

We manage the business, review operating results and assess performance, as well as allocate resources, based upon four reporting units that are aggregated into two segments: the VIBE and Mechanical reporting units which are reported in our Data Storage segment; and the MOCVD and molecular beam epitaxy (“MBE”) reporting units which are reported in our Light Emitting Diode (“LED”) and Solar segment. In identifying the reporting units, management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution. Our LED & Solar segment consists of MOCVD systems, MBE systems and thermal deposition sources. These systems are primarily sold to customers in the LED, wireless devices and solar industries, as well as to scientific research customers. This segment has manufacturing, product development and marketing sites in Somerset, New Jersey; Poughkeepsie, New York; and St. Paul, Minnesota. Our Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition and dicing and slicing products sold primarily to customers in the data storage industry. This segment has manufacturing, product development and marketing sites in Plainview, New York; Camarillo, California; and Ft. Collins, Colorado. We evaluate the performance of our reportable segments based on income (loss) from continuing operations before interest, income taxes, amortization and certain items (in the aggregate “segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment profit (loss) reports baseline performance and thus provides useful information. Certain items include restructuring charges and equity-based compensation expense.  The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reportable segments and a reconciliation of segment (loss) profit to (loss) income from continuing operations before income taxes for the three months ended March 31, 2013 and 2012, respectively, and goodwill and total assets as of March 31, 2013 and December 31, 2012 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Three months ended March 31, 2013
Net sales	$42,307	$19,474	$—	$61,781
Segment (loss) profit	$(11,222)	$375	$(4,811)	$(15,658)
Interest income, net	—	—	192	192
Amortization	(532)	(324)	—	(856)
Equity-based compensation	(710)	(130)	(1,739)	(2,579)
Restructuring	(423)	(50)	(58)	(531)
Loss from continuing operations before income taxes	$(12,887)	$(129)	$(6,416)	$(19,432)
Three months ended March 31, 2012
Net sales	$95,574	$44,335	$—	$139,909
Segment profit (loss)	$17,486	$8,953	$(1,085)	$25,354
Interest income, net	—	—	203	203
Amortization	(863)	(352)	—	(1,215)
Equity-based compensation	(1,006)	(411)	(1,713)	(3,130)
Restructuring	(58)	(5)	—	(63)
Income (loss) from continuing operations before income taxes	$15,559	$8,185	$(2,595)	$21,149

	LED & Solar	Data Storage	Unallocated Corporate	Total
As of March 31, 2013
Goodwill	$55,828	$—	$—	$55,828
Total assets	$256,616	$38,465	$640,802	$935,883

As of December 31, 2012
Goodwill	$55,828	$—	$—	$55,828
Total assets	$276,352	$38,664	$622,288	$937,304

Note 5—Fair Value Measurements

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of March 31, 2013 and December 31, 2012, are as follows (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Treasury bills	$271,201	$—	$—	$271,201
Government agency securities	—	48,054	—	48,054
Corporate bonds	—	63,499	—	63,499
Commercial paper	—	19,992	—	19,992
Total	$271,201	$131,545	$—	$402,746

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Treasury bills	$278,698	$—	$—	$278,698
Government agency securities	—	123,054	—	123,054
Total	$278,698	$123,054	$—	$401,752

Consistent with Level 1 measurement principles, treasury bills are priced using active market prices of identical securities. Consistent with Level 2 measurement principles, government agency securities, commercial paper and corporate bonds are priced with matrix pricing.

Government agency securities and treasury bills that are classified as cash equivalents are carried at cost, which approximates market value. Accordingly, no gains or losses (realized/unrealized) have been incurred for cash equivalents. All investments classified as available-for-sale are recorded at fair value within short-term investments in the Condensed Consolidated Balance Sheets.

In determining the fair value of its investments and levels, the Company uses pricing information from pricing services that value securities based on quoted market prices in active markets and matrix pricing. Matrix pricing is a mathematical valuation technique that does not rely exclusively on quoted prices of specific investments, but on the investment’s relationship to other benchmarked quoted securities. The Company has a review process in place for investment valuations to facilitate identification and resolution of potentially erroneous prices. The Company reviews the information provided by the third-party service provider to record the fair value of its portfolio.

Note 6—Derivative Financial Instruments

We use derivative financial instruments to minimize the impact of foreign currency exchange rate changes on earnings and cash flows. In the normal course of business, our operations are exposed to fluctuations in foreign currency exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, we enter into monthly forward contracts. We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts are not expected to subject us to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities. We have not designated these economic hedges as accounting hedges pursuant to the accounting guidance. The forward contracts are marked-to-market through earnings. We conduct our derivative transactions with highly rated financial institutions in an effort to mitigate any material counterparty risk. Derivatives consist of (in thousands):

March 31, 2013

Not Designated as Hedges under ASC 815	Component of	Maturity	Notional Amount	Estimated Fair Value
Foreign currency exchange forwards	Accrued expenses and other current liabilities	April 2013	$3,715	$(21)
Total Derivative Instruments			$3,715	$(21)

December 31, 2012

Not Designated as Hedges under ASC 815	Component of	Maturity	Notional Amount	Estimated Fair Value
Foreign currency exchange forwards	Prepaid expenses and other current assets	January 2013	$9,590	$244
Total Derivative Instruments			$9,590	$244

	Location of Realized Net (Loss) Gain and	For the three months ended March 31,
	Changes in the Fair Value of Derivatives	2013	2012
Foreign currency exchange forwards	Other, net	$228	$80

Weighted average notional amount of derivatives outstanding		$2,400	$2,405

Note 7—Commitments, Contingencies and Other Matters

Restructuring

During the three months ended March 31, 2013, we took measures to improve profitability. As a result of these actions, we recorded a restructuring charge of $0.5 million. During the three months ended March 31, 2013, we recorded $0.4 million in personnel severance and related costs and $0.1 million in other associated costs resulting from a headcount reduction of approximately 20 employees.

A summary of restructuring expense is as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Personnel severance and related costs	$435	$63
Other associated costs	96	—
Restructuring expense	$531	$63

Restructuring Liability

The following is a reconciliation of the restructuring liability through March 31, 2013 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2013	$448	$1,308	$119	$1,875
Restructuring	422	51	58	531
Cash payments	(602)	(672)	(152)	(1,426)
Balance as of March 31, 2013	$268	$687	$25	$980

The balance of the short-term liability will be paid over the next 12 months.

The following is a reconciliation of the restructuring liability through December 31, 2012 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2012	$534	$128	$294	$956
Restructuring	874	1,684	135	2,693
Cash payments	(960)	(504)	(310)	(1,774)
Balance as of December 31, 2012	$448	$1,308	$119	$1,875

Note 8—Subsequent Events

Notice of Potential De-Listing: During our internal control evaluation and accounting review, we were unable to timely file our periodic statements with the SEC and, as of the date of this Report, have yet to become current with all of our required filings. We have been notified by the NASDAQ Stock Market that our common stock listing will be suspended if we have not filed all of our outstanding periodic reports with the SEC on or before November 4, 2013. If our stock is delisted, then it will no longer be traded on the NASDAQ Global Select Market, however, it would continue to trade in the over-the-counter market, which may have an adverse effect on the trading price of our stock.

Colbus: Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma.  The plaintiff in the lawsuit, Patrick Colbus, seeks unspecified damages and asserts claims that he suffered burns and other injuries while he was cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco.  The lawsuit alleges, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system.  Veeco believes this lawsuit is without merit and intends to defend vigorously against the claims and Veeco maintains insurance which may apply to this matter. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves related to this legal matter.

Acquisition of Synos Technology, Inc. (“Synos”): On October 1, 2013, we acquired Synos, which designs and manufactures Fast Array Scanning™ Atomic Layer Deposition systems (“ALD”) that are enabling the production of flexible organic light-emitting diode (“OLED”) displays for mobile devices. The initial purchase price is $70 million. The agreement also includes an earn-out feature that would require an additional payment of up to $115 million if future performance milestones are achieved prior to December 31, 2014. With the earn-out feature, the total maximum potential purchase price is $185 million. Synos is headquartered in Fremont, California and has approximately 50 employees. Preliminary purchase accounting allocations for Synos are not yet available.

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

Highlights of the First Quarter of 2013

•                                          Revenue was $61.8 million, a 55.8% decrease from the first quarter of 2012.

•                                          Bookings were $70.4 million, a 37.9% decrease from the first quarter of 2012.

•                                          Net loss from continuing operations was $(10.1) million, or $(0.26) per share, compared to net income from continuing operations of $16.5 million, or $0.42 per share, in the first quarter of 2012.

•                                          Gross margins were 36.5%, compared to 46.7% in the first quarter of 2012.

Outlook

Through the first nine months of 2013, we have not seen any clear signs that customer overcapacity in our MOCVD business and weak end-market demand in our Data Storage segment will improve in the near term.  Our customers continue to guard spending tightly and limit capacity expansions.  The LED industry is still in an equipment digestion period and near term visibility remains limited. With few MOCVD deals available, we have also experienced increased pricing pressure.  In our Data Storage segment, our hard drive customers are experiencing weak end-market demand which has resulted in excess manufacturing capacity, therefore they are only making select technology purchases.  While our overall bookings have continued to decline in 2013, bookings in our Data Storage segment have been relatively flat for the first nine months of 2013 compared to the first nine months of 2012.

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

Results of Operations:

Three Months Ended March 31, 2013 and 2012

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2013 interim quarter ends are March 31, June 30 and September 29. The 2012 interim quarter ends were April 1, July 1 and September 30. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements.

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended				Dollar and Percentage
	March 31,				Change
	2013		2012		Period to Period
Net sales	$61,781	100.0%	$139,909	100.0%	$(78,128)	(55.8)%
Cost of sales	39,229	63.5%	74,641	53.3%	(35,412)	(47.4)%
Gross profit	22,552	36.5%	65,268	46.7%	(42,716)	(65.4)%
Operating expenses (income):
Selling, general and administrative	19,648	31.8%	19,773	14.1%	(125)	(0.6)%
Research and development	20,737	33.6%	23,306	16.7%	(2,569)	(11.0)%
Amortization	856	1.4%	1,215	0.9%	(359)	(29.5)%
Restructuring	531	0.9%	63	0.0%	468	742.9%
Other, net	404	0.7%	(35)	(0.0)%	439	*
Total operating expenses	42,176	68.4%	44,322	31.7%	(2,146)	(4.8)%
Operating (loss) income	(19,624)	(31.9)%	20,946	15.0%	(40,570)	*
Interest income, net	192	0.3%	203	0.1%	(11)	(5.4)%
(Loss) income from continuing operations before income taxes	(19,432)	(31.6)%	21,149	15.1%	(40,581)	*
Income tax (benefit) provision	(9,361)	(15.2)%	4,687	3.4%	(14,048)	*
(Loss) income from continuing operations	(10,071)	(16.4)%	16,462	11.8%	(26,533)	*

Discontinued operations:
Loss from discontinued operations before income taxes	—	0.0%	(81)	(0.1)%	81	*
Income tax benefit	—	0.0%	(31)	(0.0)%	31	*
Loss from discontinued operations	—	0.0%	(50)	(0.0)%	50	*

Net (loss) income	$(10,071)	(16.4)%	$16,412	11.7%	$(26,483)	*

* Not Meaningful

Net Sales and Bookings

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Sales
					Dollar and
	Three months ended March 31,				Percentage Change
	2013	Percent of Total	2012	Percent of Total	Period to Period
Segment Analysis
LED & Solar	$42,307	68.5%	$95,574	68.3%	$(53,267)	(55.7)%
Data Storage	19,474	31.5%	44,335	31.7%	(24,861)	(56.1)%
Total	$61,781	100.0%	$139,909	100.0%	$(78,128)	(55.8)%
Regional Analysis
Americas	$12,433	20.1%	$20,216	14.4%	$(7,783)	(38.5)%
Europe, Middle East and Africa	4,550	7.4%	5,231	3.7%	(681)	(13.0)%
Asia Pacific	44,798	72.5%	114,462	81.8%	(69,664)	(60.9)%
Total	$61,781	100.0%	$139,909	100.0%	$(78,128)	(55.8)%

Our LED & Solar segment sales decreased 55.7% in 2013, principally due to a decline in MOCVD resulting from industry overcapacity. MBE sales also declined meaningfully from the prior year due to the lack of production buys from wireless customers. Our Data Storage segment sales decreased 56.1% in 2013 due to customer fabrication facility overcapacity and weak hard drive demand. Our Data Storage sales in 2012 were favorably impacted by the replacement of equipment at one of our customer’s site that was damaged by the floods in Thailand. By region, net sales decreased in Asia Pacific, primarily due to a significant decrease in MOCVD sales in China resulting from industry overcapacity. Net sales in the Americas (less than 1% is outside U.S.) and Europe, Middle East and Africa “EMEA” also decreased, due to reduced end-market demand resulting from the weak global economy. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Bookings decreased 37.9% to $70.4 million from $113.4 million in the comparable prior period, primarily attributable to a 49.5% decrease in LED & Solar bookings, principally driven by a decline in MOCVD bookings due to industry overcapacity. Since hitting a peak in second quarter of 2011, Veeco’s bookings have slowed dramatically over the past two years. While Data Storage bookings decreased 3.7% from the comparable prior period, customers remain hesitant to make further investments as end-user hard drive demand has slowed and orders remain at low levels. We continue to experience weak overall market conditions due to overcapacity in all of our businesses.

Our book-to-bill ratio for the three months ended March 31, 2013, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was 1.14 to 1. Our backlog as of March 31, 2013 was $156.7 million, compared to $150.2 million as of December 31, 2012. During the three months ended March 31, 2013, we recorded backlog adjustments of approximately $2.2 million, consisting of a $1.0 million adjustment related to orders that no longer met our booking criteria as well as an adjustment related to foreign currency translation of $1.2 million. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of March 31, 2013, we had customer deposits of $38.4 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	Three months ended
	March 31,		Dollar and Percentage Change
	2013	2012	Period to Period
Gross profit - LED & Solar	$13,985	$45,185	$(31,200)	(69)%
Gross margin	33.1%	47.3%
Gross profit - Data Storage	$8,567	$20,083	$(11,516)	(57.3)%
Gross margin	44.0%	45.3%
Gross profit - Total Veeco	$22,552	$65,268	$(42,716)	(65.4)%
Gross margin	36.5%	46.7%

Our LED & Solar segment gross margins decreased to 33.1% from 47.3% in the comparable prior year period, primarily due to a significant decrease in sales volume, lower average selling prices and fewer final acceptances partially offset by lower warranty, plant and service spending associated with reduced volumes and cost reductions in response to lower business levels.  We anticipate a continuing weak business environment resulting in persistent selling price pressure in our MOCVD business.  Data Storage gross margins decreased to 44.0% from 45.3% in the comparable prior period, primarily due to a decrease in volume partially offset by lower plant spending.

Selling, General and Administrative

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	March 31,		Dollar and Percentage Change
	2013	2012	Period to Period
Selling, general and administrative	$19,648	$19,773	$(125)	(0.6)%
Percentage of sales	31.8%	14.1%

Selling, general and administrative expenses decreased primarily due to a reduction in bonus, profit sharing and commission expense from the reduced level of business in each of our segments and cost control measures put into place in response to weak market conditions resulting in lower personnel-related costs and other discretionary expenses. These savings were offset by increased professional fees associated with our accounting review.

Research and Development

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	March 31,		Dollar and Percentage Change
	2013	2012	Period to Period
Research and development	$20,737	$23,306	$(2,569)	(11.0)%
Percentage of sales	33.6%	16.7%

Research and development expense decreased as the Company strategically focuses on product development in areas of high-growth for future end-market opportunities in our LED & Solar segment.

Restructuring

Restructuring expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	March 31,		Dollar and Percentage Change
	2013	2012	Period to Period
Restructuring	$531	$63	$468	742.9%
Percentage of sales	0.9%	0.0%

Restructuring expense was $0.5 million for the three months ended March 31, 2013 as we continue to take measures to improve profitability in a challenging business environment. The charge consists of personnel severance and related costs.

Income Taxes

Income tax (benefit) provision for the periods indicated were as follows (dollars in thousands):

	Three months ended
	March 31,		Dollar and Percentage Change
	2013	2012	Period to Period
Income tax (benefit) provision	$(9,361)	$4,687	$(14,048)	*
Effective tax rate	(48.2)%	22.2%

* Not Meaningful

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our quarter-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended March 31, 2013, the Company had an effective tax benefit rate of 48.2% and recorded an income tax benefit of $9.4 million from continuing operations. The tax benefit rate was higher than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, an income tax benefit related to the generation of current year research and development tax credits, and a discrete benefit related to legislation enacted in the first quarter of 2013 which extended the Federal Research and Development Credit for both the 2012 and 2013 tax years.

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

Liquidity and Capital Resources

A summary of the cash flow activity for the three months ended March 31, 2013 and 2012, respectively, is as follows (in thousands):

	For the three months ended
	March 31,
	2013	2012
Net (loss) income	$(10,071)	$16,412
Net cash provided by operating activities	$10,486	$41,635
Net cash (used in) provided by investing activities	(172,096)	16,611
Net cash provided by financing activities	114	473
Effect of exchange rate changes on cash and cash equivalents	60	(1,309)
Net (decrease) increase in cash and cash equivalents	(161,436)	57,410
Cash and cash equivalents at beginning of period	384,557	217,922
Cash and cash equivalents at end of period	$223,121	$275,332

Cash provided by operations during the three months ended March 31, 2013 decreased compared to the prior year period, primarily driven by the $26.5 million reduction in net income from the prior year period. Cash provided by operations benefited from a $0.3 million adjustment for non-cash items and a $20.3 million net change in operating assets and liabilities, primarily driven by a $20.0 million reduction in accounts receivable.

Cash used in investing activities during the three months ended March 31, 2013 declined by $188.7 million from the $16.6 million net cash provided by investing activities from the prior year period. The decrease was primarily attributable to the Company maintaining a higher short-term investment balance resulting in net purchases of short-term investment of $170.5 million during the three months ended March 31, 2013, compared to net sales of short-term investments of $25.1 million from the prior year period.

We generated $0.1 million in cash from our financing activities during the three months ended March 31, 2013 compared to $0.5 million in the prior year period primarily due to a $0.3 million reduction in stock option exercise activity.

As of March 31, 2013, restricted cash consists of $2.1 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

A summary of cash and cash equivalents, restricted cash and short term investments is as follows (in thousands):

	September 30,	March 31,	December 31,
	2013	2013	2012
Cash and cash equivalents	$247,666	$223,121	$384,557
Restricted cash	2,850	2,061	2,017
Short-term investments	322,488	362,747	192,234
Cash and cash equivalents, restricted cash and short-term investments	$573,004	$587,929	$578,808

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table, except for purchase commitments and restructuring, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 annual report on Form 10-K. The purchase commitments outstanding as of March 31, 2013 were $89.9 million. As of September 30, 2013 our purchase commitments have been reduced to $58.6 million. Pursuant to our agreement to acquire Synos, we may be obligated to pay up to an additional $115 million if certain conditions are met.  Please see Note 8-Subsequent Events in our condensed consolidated financial statements in the Report.

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

Short-Term Investments: We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include corporate bonds, commercial paper, treasury bills and government agency securities with maturities of greater than three months. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive (loss) income and reported in equity. Net realized gains and losses are included in net (loss) income.

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

Pursuant to the aforementioned guidance we are required to determine if it is appropriate to use the operating segment, as defined under guidance for segment reporting, as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met. We have identified four reporting units that are required to be reviewed for impairment. The four reporting units are aggregated into two segments: the VIBE and Mechanical reporting units which are reported in our Data Storage segment; and the MOCVD and MBE reporting units which are reported in our LED & Solar segment.  In identifying the reporting units management considered the economic characteristics of operating segments including the products and services provided, production processes, types or classes of customer and product distribution.

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

Fair Value Measurements: Accounting guidance for our non-financial assets and non-financial liabilities requires that we disclose the type of inputs we use to value our assets and liabilities, based on three categories of inputs as defined in such. Level 1 inputs are quoted, unadjusted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. These requirements apply to our long-lived assets, goodwill, cost method investment and intangible assets. We use Level 3 inputs to value all of such assets. The Company primarily applies the market approach for recurring fair value measurements.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists.” ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. The update provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, absent any indications that liquidation is imminent.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2012. The Company adopted this ASU in 2013.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The ASU clarifies that ordinary trade receivables and certain other receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this standard did not have a significant effect on the Company’s consolidated financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our net sales to foreign customers represented approximately 79.9% and 85.5% of our total net sales for the three months ended March 31, 2013 and 2012, respectively. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 3.8% and 2.7% of our total net sales for the three months ended March 31, 2013 and 2012, respectively.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The change in currency exchange rates that have the largest impact on translating our international operating profit (loss) is the Japanese Yen. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. Foreign currency exchange forwards are depicted in the following tables (in thousands):

March 31, 2013

Not Designated as Hedges under ASC 815	Component of	Maturity	Notional Amount	Estimated Fair Value
Foreign currency exchange forwards	Accrued expenses and other current liabilities	April 2013	$3,715	$(21)
Total Derivative Instruments			$3,715	$(21)

December 31, 2012
Not Designated as Hedges under ASC 815	Component of	Maturity	Notional Amount	Estimated Fair Value
Foreign currency exchange forwards	Prepaid expenses and other current assets	January 2013	$9,590	$244
Total Derivative Instruments			$9,590	$244

	Location of Realized Net (Loss) Gain and	For the three months ended March 31,
	Changes in the Fair Value of Derivatives	2013	2012
Foreign currency exchange forwards	Other, net	$228	$80

Weighted average notional amount of derivatives outstanding		$2,400	$2,405

We believe that based upon our hedging strategy, a 10% change in foreign currency exchange rates would have an immaterial impact on the Condensed Consolidated Statements of Operations. We believe that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $362.7 million as of March 31, 2013. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio as of March 31, 2013, an immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the portfolio of approximately $2.3 million. Our investment portfolio as of September 30, 2013 had a fair value of approximately $322.5 million. An immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the September 30, 2013 portfolio of approximately $2.9 million. While an increase in interest rates may reduce the fair value of the investment portfolio, it is unlikely that we will realize the losses in our condensed consolidated statement of income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Veeco’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 in connection with the preparation of our annual report on Form 10-K, for year ended December 31, 2012.  As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  As a result of those material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management of Veeco and its consolidated subsidiaries, under the supervision of its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Inadequate and ineffective controls over the recognition of revenue

We did not have adequate controls to ensure that revenue was recorded in accordance with U.S. GAAP.  Specifically, we noted the following with respect to our accounting for certain revenue transactions:

•                  We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. GAAP related to revenue recognition for multiple-element arrangements.

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

As a result of the material weaknesses described above, management has concluded that, as of March 31, 2013, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in various other legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, and in Part I — Item 1A of our annual report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

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