Form 10-Q
period 2013-06-30
VEECO INSTRUMENTS INC
filed 2013-11-04
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Safe Harbor Statement

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Part I. Items 2 and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends” “will” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. These risks and uncertainties include, without limitation, the following:

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

Consequently, such forward looking statements should be regarded solely as the current plans, estimates and beliefs of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise). The Company does not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

Explanatory Note

Although this Report relates to the three and six months ended June 30, 2013, certain information is presented as of the time this Report is being filed, rather than as of June 30, 2013. Our business and financial condition as of the date this Report is filed is different from what our business and financial condition was as of June 30, 2013.

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$97,435	$136,547	$159,216	$276,456
Cost of sales	62,795	75,293	102,024	149,934
Gross profit	34,640	61,254	57,192	126,522
Operating expenses (income):
Selling, general and administrative	19,779	20,893	39,427	40,666
Research and development	20,870	23,910	41,607	47,216
Amortization	855	1,185	1,711	2,400
Restructuring	—	—	531	63
Other, net	(52)	146	352	111
Total operating expenses	41,452	46,134	83,628	90,456
Operating (loss) income	(6,812)	15,120	(26,436)	36,066
Interest income, net	236	329	428	532
(Loss) income from continuing operations before income taxes	(6,576)	15,449	(26,008)	36,598
Income tax (benefit) provision	(2,495)	4,438	(11,856)	9,125
(Loss) income from continuing operations	(4,081)	11,011	(14,152)	27,473

Discontinued operations:
Income from discontinued operations before income taxes	—	1,219	—	1,138
Income tax provision	—	412	—	381
Income from discontinued operations	—	807	—	757
Net (loss) income	$(4,081)	$11,818	$(14,152)	$28,230

(Loss) income per common share:
Basic:
Continuing operations	$(0.11)	$0.29	$(0.37)	$0.72
Discontinued operations	—	0.02	—	0.02
(Loss) income	$(0.11)	$0.31	$(0.37)	$0.74
Diluted :
Continuing operations	$(0.11)	$0.28	$(0.37)	$0.71
Discontinued operations	—	0.02	—	0.02
(Loss) income	$(0.11)	$0.30	$(0.37)	$0.73

Weighted average shares outstanding:
Basic	38,764	38,370	38,740	38,315
Diluted	38,764	38,988	38,740	38,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$(4,081)	$11,818	$(14,152)	$28,230
Other comprehensive (loss) income, net of tax
Available-for-sale securities
Unrealized loss on available-for-sale securities (net of taxes of $63, $(24), $79 and $(67))	(183)	(66)	(162)	(184)
Less: Reclassification adjustments for (gains) losses included in net (loss) income	(13)	1	(50)	(9)
Net unrealized loss on available-for-sale securities	(196)	(65)	(212)	(193)
Foreign currency translation (net of taxes of $(176), $(37), $(189) and $(30))	(499)	244	(1,262)	(245)
Comprehensive (loss) income	$(4,776)	$11,997	$(15,626)	$27,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$241,548	$384,557
Short-term investments	340,332	192,234
Restricted cash	3,448	2,017
Accounts receivable, net	44,736	63,169
Inventories	64,107	59,807
Prepaid expenses and other current assets	32,895	32,155
Deferred income taxes	16,918	10,545
Total current assets	743,984	744,484
Property, plant and equipment at cost, net	96,949	98,302
Goodwill	55,828	55,828
Deferred income taxes	5,136	935
Intangible assets, net	19,263	20,974
Other assets	16,908	16,781
Total assets	$938,068	$937,304
Liabilities and equity
Current liabilities:
Accounts payable	$46,948	$26,087
Accrued expenses and other current liabilities	59,176	74,260
Deferred revenue	17,294	9,380
Income taxes payable	112	2,292
Current portion of long-term debt	279	268
Total current liabilities	123,809	112,287

Deferred income taxes	7,168	7,137
Long-term debt	1,995	2,138
Other liabilities	4,779	4,530
Total liabilities	137,751	126,092
Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 39,254,671 and 39,328,503 shares issued and outstanding in 2013 and 2012, respectively	393	393
Additional paid-in-capital	713,454	708,723
Retained earnings	81,971	96,123
Accumulated other comprehensive income	4,499	5,973
Total equity	800,317	811,212
Total liabilities and equity	$938,068	$937,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(14,152)	$28,230
Adjustments to reconcile net (loss) income to net cash provided by operating
Depreciation and amortization	7,985	7,834
Deferred income taxes	(10,571)	587
Non-cash equity-based compensation	6,292	7,144
Excess tax benefits from stock option exercises	(461)	(978)
Non-cash items from discontinued operations	—	(1,285)
Other, net	26	—
Changes in operating assets and liabilities:
Accounts receivable	18,099	7
Inventories	(4,211)	22,888
Accounts payable	20,912	(7,756)
Accrued expenses, deferred revenue and other current liabilities	(7,095)	(12,476)
Income taxes payable	(1,708)	(1,205)
Other, net	(1,365)	17,286
Net cash provided by operating activities	13,751	60,276

Cash Flows from Investing Activities
Capital expenditures	(5,999)	(16,601)
Proceeds from sales of short-term investments	272,449	99,533
Payments for purchases of short-term investments	(420,767)	(49,014)
Proceeds from sale of assets from discontinued segment	—	3,758
Other	(718)	—
Net cash (used in) provided by investing activities	(155,035)	37,676

Cash Flows from Financing Activities
Proceeds from stock option exercises	313	2,161
Restricted stock tax withholdings	(2,335)	(1,330)
Excess tax benefits from stock option exercises	461	978
Repayments of long-term debt	(132)	(121)
Net cash (used in) provided by financing activities	(1,693)	1,688

Effect of exchange rate changes on cash and cash equivalents	(32)	(515)
Net (decrease) increase in cash and cash equivalents	(143,009)	99,125
Cash and cash equivalents at beginning of period	384,557	217,922
Cash and cash equivalents at end of period	$241,548	$317,047

Non-cash investing and financing activities
Transfers from property, plant and equipment to inventory	$2,224	$—
Transfers from inventory to property, plant and equipment	$1,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: the best estimate of selling price for our products and services; allowance for doubtful accounts; inventory valuation; recoverability and useful lives of property, plant and equipment and identifiable intangible assets; investment valuations; fair value of derivatives; recoverability of goodwill and long-lived assets; recoverability of deferred tax assets; liabilities for product warranty; accruals for contingencies; equity-based payments, including forfeitures and performance based vesting; and liabilities for tax uncertainties. Actual results could differ from those estimates.

(Loss) Income Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	38,764	38,370	38,740	38,315
Dilutive effect of stock options and restricted stock	—	618	—	610
Diluted weighted average shares outstanding	38,764	38,988	38,740	38,925

Basic (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period.

Potentially dilutive securities attributable to outstanding stock options and restricted stock were approximately 0.9 million and 1.2 million common equivalent shares during the three and six months ended June 30, 2013, respectively. Potentially dilutive securities attributable to outstanding stock options and restricted stock were approximately 1.5 million and 1.3 million common equivalent shares during the three and six months ended June 30, 2012, respectively.

Approximately 0.7 million and 0.6 million common equivalent shares were excluded from the calculation of diluted net loss per share during the three and six months ended June 30, 2013, respectively, because their effect on loss per share was anti-dilutive due to the net loss sustained during the respective periods.

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

Note 2 — Discontinued Operations

There was $0.8 million in income from discontinued operations with no sales recorded for the three and six months ended June 30, 2012.

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

Short-Term Investments

Available-for-sale securities consist of the following (in thousands):

	June 30, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
United States treasuries	$196,063	$27	$(28)	$196,062
Corporate bonds	75,837	4	(213)	75,628
Goverment agency securities	64,647	8	(13)	64,642
Commercial paper	4,000	—	—	4,000
Total available-for-sale securities	$340,547	$39	$(254)	$340,332

During the three and six months ended June 30, 2013, available-for-sale securities were liquidated for total proceeds of $171.2 million and $272.4 million, respectively. There were minimal gross realized gains on these sales for the three and six months ended June 30, 2013.

	December 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
United States treasuries	$184,102	$76	$—	$184,178
Government agency securities	8,056	—	—	8,056
Total available-for-sale securities	$192,158	$76	$—	$192,234

During the three and six months ended June 30, 2012, available-for-sale securities were liquidated for total proceeds of $55.9 million and $99.5 million, respectively. There were minimal gross realized gains on these sales for the three and six months ended June 30, 2012.

The table below shows the fair value of short-term investments that have been in an unrealized loss position for less than 12 months (in thousands):

	June 30, 2013
	Less than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$66,351	$(213)	$66,351	$(213)
United States treasuries	44,881	(28)	44,881	(28)
Government agency securities	7,987	(13)	7,987	(13)
Total	$119,219	$(254)	$119,219	$(254)

As of December 31, 2012 we did not hold any short-term investments that were in a loss position. We did not hold any short-term investments that have been in an unrealized loss position for 12 months or longer for the periods noted in the table above.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary or other-than-temporary and therefore impaired include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery. The Company believes the gross unrealized losses on the Company’s short-term investments as of June 30, 2013 were temporary in nature and therefore did not recognize any impairment.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

June 30, 2013
Estimated Fair Value
Due in one year or less	$247,937
Due in 1—2 years	32,271
Due in 2—3 years	60,124
Total available-for-sale securities	$340,332

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of June 30, 2013 and December 31, 2012, restricted cash consisted of $3.4 million and $2.0 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, Net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of June 30, 2013 and December 31, 2012.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2013	2012
Materials	$36,499	$36,523
Work in process	19,815	13,363
Finished goods	7,793	9,921
	$64,107	$59,807

Cost Method Investment

As of June 30, 2013 and December 31, 2012 we have recorded a total investment of $15.3 million and $14.5 million, respectively, in a rapidly developing organic light emitting diode (“OLED”) equipment company (the “Investment”). Our ownership in the Investment is approximately 15.3% of the preferred shares and a 12.0% interest in the total of the company. Since we do not exert significant influence on the Investment, this investment is treated under the cost method in accordance with applicable accounting guidance. The fair value of this investment is not estimated because there are no identified events or changes in circumstances that may indicate an other-than-temporary decline in the fair value of the investment, and we are exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. This investment is recorded in other assets in our Condensed Consolidated Balance Sheets. Subsequently, during the third quarter of 2013, we invested an additional $0.8 million in the Investment.

Customer Deposits

As of June 30, 2013 and December 31, 2012, we had customer deposits of $27.4 million and $32.7 million, respectively, which are recorded as a component of accrued expenses and other current liabilities.

Accrued Warranty

We estimate the costs that may be incurred under the warranties we provide and record a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect our warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. This accrual is recorded in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets.  We periodically assess the adequacy of our recognized warranty liability and adjust the amount as necessary.  Changes in our warranty liability during the period are as follows (in thousands):

	June 30,
	2013	2012
Balance as of the beginning of period	$4,942	$8,731
Warranties issued during the period	1,806	1,547
Settlements made during the period	(2,540)	(3,625)
Changes in estimate during the period	—	25
Balance as of the end of period	$4,208	$6,678

In the current year’s presentation we no longer include installation in the accrued warranty balance; therefore, in order to conform the balance to current year presentation, we have reclassified $1.047 million from the beginning balance of 2012 accrued warranty to accrued installation which, along with accrued warranty, is also a component of accrued expenses and other current liabilities.

Mortgage Payable

We have a mortgage payable with approximately $2.3 million outstanding as of June 30, 2013 and $2.4 million outstanding as of December 31, 2012. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. The fair value of the mortgage as of June 30, 2013 was approximately $2.4 million and $2.6 million as of December 31, 2012.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

As of June 30, 2013	Gross	Taxes	Net
Translation adjustments	$5,967	$(528)	$5,439
Minimum pension liability	(1,285)	510	(775)
Unrealized loss on available-for-sale securities	(215)	50	(165)
Accumulated other comprehensive income	$4,467	$32	$4,499

As of December 31, 2012	Gross	Taxes	Net
Translation adjustments	$7,040	$(339)	$6,701
Minimum pension liability	(1,285)	510	(775)
Unrealized gain on available-for-sale securities	76	(29)	47
Accumulated other comprehensive income	$5,831	$142	$5,973

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

The following tables present certain data pertaining to our reportable segments and a reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2013 and 2012, respectively, and goodwill and total assets as of June 30, 2013 and December 31, 2012 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Three months ended June 30, 2013
Net sales	$75,933	$21,502	$—	$97,435
Segment profit (loss)	$3,124	$(121)	$(5,247)	$(2,244)
Interest income, net	—	—	236	236
Amortization	(532)	(323)	—	(855)
Equity-based compensation	(1,316)	(488)	(1,909)	(3,713)
Income (loss) from continuing operations before income taxes	$1,276	$(932)	$(6,920)	$(6,576)
Three months ended June 30, 2012
Net sales	$86,778	$49,769	$—	$136,547
Segment profit (loss)	$9,587	$12,136	$(1,404)	$20,319
Interest income, net	—	—	329	329
Amortization	(861)	(324)	—	(1,185)
Equity-based compensation	(1,096)	(440)	(2,478)	(4,014)
Income (loss) from continuing operations before income taxes	$7,630	$11,372	$(3,553)	$15,449

Six months ended June 30, 2013
Net sales	$118,240	$40,976	$—	$159,216
Segment (loss) profit	$(8,098)	$254	$(10,058)	$(17,902)
Interest income, net	—	—	428	428
Amortization	(1,064)	(647)	—	(1,711)
Equity-based compensation	(2,026)	(618)	(3,648)	(6,292)
Restructuring	(423)	(50)	(58)	(531)
Loss from continuing operations before income taxes	$(11,611)	$(1,061)	$(13,336)	$(26,008)
Six months ended June 30, 2012
Net sales	$182,352	$94,104	$—	$276,456
Segment profit (loss)	$27,073	$21,089	$(2,489)	$45,673
Interest income, net	—	—	532	532
Amortization	(1,724)	(676)	—	(2,400)
Equity-based compensation	(2,102)	(851)	(4,191)	(7,144)
Restructuring	(58)	(5)	—	(63)
Income (loss) from continuing operations before income taxes	$23,189	$19,557	$(6,148)	$36,598

As of June 30, 2013	LED & Solar	Data Storage	Unallocated Corporate	Total
Goodwill	$55,828	$—	$—	$55,828
Total assets	$257,030	$39,275	$641,763	$938,068

As of December 31, 2012
Goodwill	$55,828	$—	$—	$55,828
Total assets	$276,352	$38,664	$622,288	$937,304

Note 5— Fair Value Measurements

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of June 30, 2013 and December 31, 2012, are as follows (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
United States treasuries	$206,061	$—	$—	$206,061
Commercial paper	—	4,000	—	4,000
Corporate bonds	—	75,628	—	75,628
Government agency securities	—	86,440	—	86,440
Total	$206,061	$166,068	$—	$372,129

	December 31, 2012
	Level 1	Level 2	Level 3	Total
United States treasuries	$278,698	$—	$—	$278,698
Government agency securities	—	123,054	—	123,054
Total	$278,698	$123,054	$—	$401,752

Consistent with Level 1 measurement principles, treasury bills and treasury notes are priced using active market prices of identical securities. Consistent with Level 2 measurement principles, commercial paper, corporate bonds and government agency securities are priced with matrix pricing.

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

Note 6 — Derivative Financial Instruments

We use derivative financial instruments to minimize the impact of foreign currency exchange rate changes on earnings and cash flows. In the normal course of business, our operations are exposed to fluctuations in foreign currency exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, we enter into monthly forward contracts. We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts are not expected to subject us to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities. We have not designated these economic hedges as accounting hedges pursuant to the accounting guidance. The forward contracts are marked-to-market through earnings. We conduct our derivative transactions with highly rated financial institutions in an effort to mitigate any material counterparty risk. The following tables are in thousands:

June 30, 2013
Not Designated as Hedges under ASC 815	Component of	Maturity Dates	Notional Amount	Fair Value
Foreign currency exchange forwards	Prepaid expenses and other current assets	July 2013	3,300	32
Total Derivative Instruments			$3,300	$32

December 31, 2012
Not Designated as Hedges under ASC 815	Component of	Maturity Dates	Notional Amount	Fair Value
Foreign currency exchange forwards	Prepaid expenses and other current assets	January 2013	9,590	244
Total Derivative Instruments			$9,590	$244

	Location of Realized Net (Loss) Gain and Changes in	For the three months ended June 30,		For the six months ended June 30,
Derivative	the Fair Value of Derivatives	2013	2012	2013	2012
Foreign currency exchange forwards	Other, net	$(71)	$(158)	$157	$(78)

Weighted average notional amount of derivatives outstanding		$1,360	$2,560	$1,994	$2,501

Note 7— Commitments, Contingencies and Other Matters

Restructuring and Other Charges

During the six months ended June 30, 2013 and 2012, we took measures to improve profitability, including a reduction of discretionary expenses, realignment of our senior management team and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded a restructuring charge of $0.5 million and $0.1 million, respectively. We did not record any restructuring charges during the three months ended June 30, 2013 and 2012.

	For the six months ended
	June 30,
	2013	2012
Personnel severance and related costs	$435	$63
Other associated costs	96	—
	$531	$63

Restructuring Liability

The following is a reconciliation of the restructuring liability through June 30, 2013 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2013	$448	$1,308	$119	$1,875
Restructuring	422	51	58	531
Cash payments	(805)	(926)	(166)	(1,897)
Balance as of June 30, 2013	$65	$433	$11	$509

The balance of the short-term liability will be paid over the next 12 months.

The following is a reconciliation of the restructuring liability through December 31, 2012 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2012	$534	$128	$294	$956
Restructuring	874	1,684	135	2,693
Cash payments	(960)	(504)	(310)	(1,774)
Balance as of December 31, 2012	$448	$1,308	$119	$1,875

Note 8— Subsequent Events

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

Highlights of the Second Quarter of 2013

•                  Revenue was $97.4 million, a 28.6% decrease from the second quarter of 2012.

•                  Bookings were $84.8 million, a 17.3% decrease from the second quarter of 2012.

•                  Net (loss) income from continuing operations was $(4.1) million, or $(0.11) per share, compared to $11.0 million, or $0.28 per share, in the second quarter of 2012.

•                  Gross margins were 35.6%, compared to 44.9% in the second quarter of 2012.

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

Results of Operations:

Three Months Ended June 30, 2013 and 2012

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2013 interim quarter ends were March 31, June 30 and September 29. The 2012 interim quarter ends are April 1, July 1 and September 30. For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended				Dollar and Percentage
	June 30,				Change
	2013		2012		Period to Period
Net sales	$97,435	100.0%	$136,547	100.0%	$(39,112)	(28.6)%
Cost of sales	62,795	64.4	75,293	55.1	(12,498)	(16.6)
Gross profit	34,640	35.6	61,254	44.9	(26,614)	(43.4)
Operating expenses (income):
Selling, general and administrative	19,779	20.3	20,893	15.3	(1,114)	(5.3)
Research and development	20,870	21.4	23,910	17.5	(3,040)	(12.7)
Amortization	855	0.9	1,185	0.9	(330)	(27.8)
Other, net	(52)	(0.1)	146	0.1	(198)	*
Total operating expenses	41,452	42.5	46,134	33.8	(4,682)	(10.1)
Operating (loss) income	(6,812)	(7.0)	15,120	11.1	(21,932)	*
Interest income, net	236	0.2	329	0.2	(93)	(28.3)
(Loss) income from continuing operations before income taxes	(6,576)	(6.7)	15,449	11.3	(22,025)	*
Income tax (benefit) provision	(2,495)	(2.6)	4,438	3.3	(6,933)	*
(Loss) income from continuing operations	(4,081)	(4.2)	11,011	8.1	(15,092)	*

Discontinued operations:
Income from discontinued operations before income taxes	—	—	1,219	0.9	(1,219)	*
Income tax provision	—	—	412	0.3	(412)	*
Income from discontinued operations	—	—	807	0.6	(807)	*
Net (loss) income	$(4,081)	(4.2)%	$11,818	8.7%	$(15,899)	*

* Not Meaningful

Net Sales and Bookings

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Sales				Dollar and
	Three months ended June 30,				Percentage Change
	2013	Percent of Total	2012	Percent of Total	Period to Period
Segment Analysis
LED & Solar	$75,933	77.9%	$86,778	63.6%	$(10,845)	(12.5)%
Data Storage	21,502	22.1%	49,769	36.4%	(28,267)	(56.8)%
Total	$97,435	100.0%	$136,547	100.0%	$(39,112)	(28.6)%
Regional Analysis
Americas	$12,644	13.0%	$23,815	17.4%	$(11,171)	(46.9)%
Europe, Middle East and Africa	6,930	7.1%	12,573	9.2%	(5,643)	(44.9)%
Asia Pacific	77,861	79.9%	100,159	73.4%	(22,298)	(22.3)%
Total	$97,435	100.0%	$136,547	100.0%	$(39,112)	(28.6)%

Our LED & Solar segment sales decreased in 2013 primarily due to industry overcapacity following over two years of strong customer investments.  Our Data Storage sales decreased in 2013 due to customer fabrication facility overcapacity and weak hard drive demand.  Our Data Storage sales in 2012 were favorably impacted by the replacement of equipment at one of our customer’s site that was damaged by the floods in Thailand.  By region, net sales decreased in Asia Pacific, primarily due to a significant decrease in MOCVD sales in China resulting from industry overcapacity. Net sales in the Americas (less than 1% is outside U.S.) and Europe, Middle East and Africa (“EMEA”) also decreased, due to reduced end-market demand resulting from the weak global economy. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Bookings decreased 17.3% to $84.8 million from $102.5 million in the prior year period, primarily attributable to a 24.8% decrease in LED & Solar bookings, principally driven by a decline in MOCVD bookings due to industry overcapacity. Since hitting a peak in second quarter of 2011, Veeco’s bookings have slowed dramatically. Data Storage bookings increased 5.7% from the prior year period. Customers remain hesitant to make further investments as end-user hard drive demand has slowed. We continue to experience weak overall market conditions due to overcapacity in all of our businesses.

Our book-to-bill ratio for the three months ended June 30, 2013, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was .87 to 1. Our backlog as of June 30, 2013 was $140.6 million, compared to $150.2 million as of December 31, 2012. During the three months ended June 30, 2013, we recorded backlog adjustments of approximately $3.4 million related principally to orders that no longer met our booking criteria. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of June 30, 2013, we had customer deposits of $27.4 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	Three months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Gross profit - LED & Solar	$26,349	$37,077	$(10,728)	(28.9)%
Gross margin	34.7%	42.7%
Gross profit - Data Storage	$8,291	$24,177	$(15,886)	(65.7)%
Gross margin	38.6%	48.6%
Gross profit - Total Veeco	$34,640	$61,254	$(26,614)	(43.4)%
Gross margin	35.6%	44.9%

LED & Solar gross margins decreased primarily due to lower average selling prices and fewer final acceptances partially offset by lower plant and service spending associated with reduced volumes and cost reductions in response to lower business levels.  We anticipate a continuing weak business environment resulting in persistent selling price pressure in our MOCVD business.  Data Storage gross margins decreased primarily due to a significant reduction in volume and a sales mix of lower margin products partially offset by reduced plant and service spending.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Selling, general and administrative	$19,779	$20,893	$(1,114)	(5.3)%
Percent of sales	20.3%	15.3%

Selling, general and administrative expenses decreased primarily as a result of a reduction in bonus and profit sharing and commission expense from the reduced level of business in each of our segments and cost control measures put into place in response to weak market conditions resulting in lower personnel-related costs and other discretionary expenses.  These reductions were partially offset by professional fees associated with our accounting review.

Research and Development Expenses

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Research and development	$20,870	$23,910	$(3,040)	(12.7)%
Percent of sales	21.4%	17.5%

Research and development expense decreased as the Company strategically focuses on product development in areas of high-growth for future end-market opportunities in our LED & Solar segment.

Income Taxes

Income tax (benefit) provision for the periods indicated were as follows (dollars in thousands):

	Three months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Income tax (benefit) provision	$(2,495)	$4,438	$(6,933)	*
Effective tax rate	(37.9)%	28.7%

* Not Meaningful

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended June 30, 2013, the Company had an effective tax benefit rate of 37.9% and recorded an income tax benefit of $2.5 million from continuing operations. The tax benefit rate was higher than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates and an income tax benefit related to the generation of current year research and development tax credits.

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

Discontinued Operations

Discontinued operations results for the periods indicated were as follows (dollars in thousands):

	Three months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Income from discontinued operations before income taxes	$—	$1,219	$(1,219)	*
Income tax provision	—	412	(412)	*
Income from discontinued operations	$—	$807	$(807)	*

* Not Meaningful

Discontinued operations represent the results of the operations of our Metrology business, which was disposed of in 2010. The three months ended June 30, 2012 included a gain on the sale of the assets of discontinued segment held for sale.

Six months ended June 30, 2013 and 2012

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six months ended				Dollar and Percentage
	June 30,				Change
	2013		2012		Period to Period
Net sales	$159,216	100.0%	$276,456	100.0%	$(117,240)	(42.4)%
Cost of sales	102,024	64.1	149,934	54.2	(47,910)	(32.0)
Gross profit	57,192	35.9	126,522	45.8	(69,330)	(54.8)
Operating expenses:
Selling, general and administrative	39,427	24.8	40,666	14.7	(1,239)	(3.0)
Research and development	41,607	26.1	47,216	17.1	(5,609)	(11.9)
Amortization	1,711	1.1	2,400	0.9	(689)	(28.7)
Restructuring	531	0.3	63	0.0	468	*
Other, net	352	0.2	111	0.0	241	*
Total operating expenses	83,628	52.5	90,456	32.7	(6,828)	(7.5)
Operating (loss) income	(26,436)	(16.6)	36,066	13.0	(62,502)	*
Interest income, net	428	0.3	532	0.2	(104)	(19.5)
(Loss) income from continuing operations before income taxes	(26,008)	(16.3)	36,598	13.2	(62,606)	*
Income tax (benefit) provision	(11,856)	(7.4)	9,125	3.3	(20,981)	*
(Loss) income from continuing operations	(14,152)	(8.9)	27,473	9.9	(41,625)	*

Discontinued operations:
Income from discontinued operations before income taxes	—	0.0	1,138	0.4	(1,138)	*
Income tax provision	—	0.0	381	0.1	(381)	*
Income from discontinued operations	—	0.0	757	0.3	(757)	*

Net (loss) income	$(14,152)	(8.9)%	$28,230	10.2%	$(42,382)	*

* Not Meaningful

Net Sales and Bookings

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Sales
	For the six months ended		Dollar and Percentage
	June 30,		Change
	2013	2012	Period to Period
Segment Analysis
LED & Solar	$118,240	$182,352	$(64,112)	(35.2)%
Data Storage	40,976	94,104	(53,128)	(56.5)%
Total	$159,216	$276,456	$(117,240)	(42.4)%
Regional Analysis
Americas	$25,077	$44,031	$(18,954)	(43.0)%
Europe, Middle East and Africa	11,480	17,804	(6,324)	(35.5)%
Asia Pacific	122,659	214,621	(91,962)	(42.8)%
Total	$159,216	$276,456	$(117,240)	(42.4)%

Our LED & Solar sales decreased in 2013 primarily due to industry overcapacity following over two years of strong customer investments. Our Data Storage sales decreased in 2013 due to customer fabrication facility overcapacity and weak hard drive demand. Our Data Storage sales in 2012 were favorably impacted by the replacement of equipment at one of our customer’s site that was damaged by the floods in Thailand. By region, net sales decreased in Asia Pacific, primarily due to a significant decrease in MOCVD sales in China resulting from industry overcapacity. Net sales in the Americas and EMEA also decreased, due to reduced end-market demand resulting from the weak global economy. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Bookings decreased 28.1% to $155.2 million from $215.9 million in the comparable prior period, primarily attributable to a 37.7% decrease in LED & Solar bookings, principally driven by a decline in MOCVD bookings due to industry overcapacity. Since hitting a peak in second quarter of 2011, Veeco’s bookings have slowed dramatically through 2013. Data Storage bookings increased 0.7% from the prior year period. Customers remain hesitant to make further investments as end-user hard drive demand has slowed. We continue to experience weak overall market conditions due to overcapacity in all of our businesses.

Our book-to-bill ratio for the six months ended June 30, 2013, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was .97 to 1. Our backlog as of June 30, 2013 was $140.6 million, compared to $150.2 million as of December 31, 2012. During the six months ended June 30, 2013, we recorded backlog adjustments of approximately $5.6 million, consisting of a $4.4 million adjustment related to orders that no longer met our booking criteria as well as an adjustment related to foreign currency translation of $1.2 million. As of June 30, 2013, we had customer deposits of $27.4 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	Six months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Gross profit - LED & Solar	$40,334	$82,262	$(41,928)	(51)%
Gross margin	34.1%	45.1%
Gross profit - Data Storage	$16,858	$44,260	$(27,402)	(61.9)%
Gross margin	41.1%	47.0%
Gross profit	$57,192	$126,522	$(69,330)	(54.8)%
Gross margin	35.9%	45.8%

LED & Solar gross margins decreased primarily due to lower average selling prices, fewer final acceptances and lower volume, partially offset by lower plant and service spending associated with reduced volumes and cost reductions in response to lower business levels. We anticipate a continuing weak business environment resulting in persistent selling price pressure in our MOCVD business.  Data Storage gross margins decreased primarily due to a significant reduction in volume and a sales mix of lower margin products partially offset by reduced plant spending.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	Six months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Selling, general and administrative	$39,427	$40,666	$(1,239)	(3.0)%
Percentage of sales	24.8%	14.7%

Selling, general and administrative expenses decreased primarily as a result of a reduction in bonus, profit sharing and commission expense from the reduced level of business in each of our segments and cost control measures put into place in response to weak market conditions resulting in lower personnel-related costs and other discretionary expenses. These reductions were partially offset by professional fees associated with our accounting review.

Research and Development Expenses

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	Six months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Research and development	$41,607	$47,216	$(5,609)	(11.9)%
Percentage of sales	26.1%	17.1%

Research and development expense decreased as the Company strategically focuses on product development in areas of high-growth for future end-market opportunities in our LED & Solar segment.

Restructuring

Restructuring expenses for the periods indicated were as follows (dollars in thousands):

	Six months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Restructuring	$531	$63	$468	742.9%
Percentage of sales	0.3%	0.0%

Restructuring expense increased as we continued to take measures to improve profitability in a challenging business environment. The charge consists of personnel severance and related costs.

Income Taxes

Income tax (benefit) provision for the periods indicated were as follows (dollars in thousands):

	Six months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Income tax (benefit) provision	$(11,856)	$9,125	$(20,981)	*
Effective tax rate	(45.6)%	24.9%

* Not Meaningful

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the six months ended June 30, 2013, the Company had an effective tax benefit rate of 45.6% and recorded a benefit for income taxes of $11.9 million from continuing operations. The tax benefit rate was higher than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, an income tax benefit related to the generation of current year research and development tax credits, and a discrete benefit related to legislation enacted in the first quarter of 2013 which extended the Federal Research and Development Credit for both the 2012 and 2013 tax years.

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

Discontinued Operations

Discontinued operations results for the periods indicated were as follows (dollars in thousands):

	Six months ended
	June 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Income from discontinued operations before income taxes	$—	$1,138	$(1,138)	*
Income tax provision	$—	$381	$(381)	*
Income from discontinued operations	$—	$757	$(757)	*

* Not Meaningful

Discontinued operations represent the results of the operations of our Metrology business, which was disposed of in 2010. The six months ended June 30, 2012, included a gain on the sale of the assets of discontinued segment held for sale.

Liquidity and Capital Resources

A summary of the cash flow activity for the six months ended June 30, 2013 and 2012, respectively, is as follows (in thousands):

	Six months ended June 30,
	2013	2012
Net (loss) income	$(14,152)	$28,230
Net cash provided by operating activities	$13,751	$60,276
Net cash (used in) provided by investing activities	(155,035)	37,676
Net cash (used in) provided by financing activities	(1,693)	1,688
Effect of exchange rate changes on cash and cash equivalents	(32)	(515)
Net (decrease) increase in cash and cash equivalents	(143,009)	99,125
Cash and cash equivalents at beginning of period	384,557	217,922
Cash and cash equivalents at end of period	$241,548	$317,047

Cash provided by operations during the six months ended June 30, 2013 decreased compared to the prior year period, primarily driven by the $42.4 million reduction in net (loss) income from the prior year period. Cash provided by operations benefited from a $3.3 million adjustment for non-cash items and a $24.6 million net change in operating assets and liabilities, primarily driven by an $18.1 million reduction in accounts receivable and a $20.9 increase in accounts payable which were partially offset by other operating items.

Cash used in investing activities during the six months ended June 30, 2013 declined by $192.7 million from the prior year period. The decrease was primarily attributable to the Company maintaining a higher short-term investment balance resulting in net purchases of short-term investment of $148.3 million during the six months ended June 30, 2013, compared to net sales of short-term investments of $50.5 million from the prior year period.

Cash used in financing activities during the six months ended June 30, 2013 declined by $3.4 million from the prior year period primarily due to a $1.8 million reduction in stock option exercise activity and a $1.0 million increase in restricted stock tax withholdings.

As of June 30, 2013, restricted cash consists of $3.4 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

A summary of cash and cash equivalent balances, restricted cash and short term investments is as follows (in thousands):

	September 30,	June 30,	December 31,
	2013	2013	2012
Cash and cash equivalents	$247,666	$241,548	$384,557
Restricted cash	2,850	3,448	2,017
Short-term investments	322,488	340,332	192,234
Cash, cash equivalents, restricted cash and short-term investments	$573,004	$585,328	$578,808

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

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table, except for purchase commitments and restructuring, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 annual report on Form 10-K. As of June 30, 2013, the purchase commitments outstanding were $65.8 million. As of September 30, 2013 our purchase commitments have been reduced to $58.6 million. Pursuant to our agreement to acquire Synos, we may be obligated to pay up to an additional $115 million if certain conditions are met. Please see Note 8-Subsequent Events in our consolidated financial statements in this report on Form 10-Q (the “Report”).

Application of Critical Accounting Policies

General

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

Short-Term Investments

We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include corporate bonds, commercial paper, treasury bills, treasury notes and government agency securities with maturities of greater than three months. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in equity. Net realized gains and losses are included in net income (loss).

Inventory Valuation

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

Goodwill and Indefinite-Lived Intangible Asset Impairment

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

Fair Value Measurements

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

Warranty Cost

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2012. The Company adopted this ASU in fiscal 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net sales to foreign customers represented approximately 87.0% and 84.2% of our total net revenues for the three and six months ended June 30, 2013, respectively, and 82.6% and 84.1% for the comparable 2012 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 3.1% and 3.4% of our total net sales for the three and six months ended June 30, 2013  respectively, and 1.5% and 2.1% for the comparable 2012 periods.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The change in currency exchange rates that have the largest impact on translating our international operating profit (loss) is the Japanese Yen. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures.  The following tables are in thousands:

June 30, 2013
Not Designated as Hedges under ASC 815	Component of	Maturity Dates	Notional Amount	Fair Value
Foreign currency exchange forwards	Prepaid expenses and other current assets	July 2013	3,300	32
Total Derivative Instruments			$3,300	$32

December 31, 2012
Not Designated as Hedges under ASC 815	Component of	Maturity Dates	Notional Amount	Fair Value
Foreign currency exchange forwards	Prepaid expenses and other current assets	January 2013	9,590	244
Total Derivative Instruments			$9,590	$244

	Location of Realized Net (Loss) Gain and Changes in	For the three months ended June 30,		For the six months ended June 30,
Derivative	the Fair Value of Derivatives	2013	2012	2013	2012
Foreign currency exchange forwards	Other, net	$(71)	$(158)	$157	$(78)

Weighted average notional amount of derivatives outstanding		$1,360	$2,560	$1,994	$2,501

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

Assuming second quarter 2013 investment levels, the effect of a one-point change in interest rates would not have a material effect on net interest expense. We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $340.3 million as of June 30, 2013. These securities are subject to interest rate risk and will decline in value if interest rates increase. Based on our investment portfolio as of June 30, 2013, an immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the portfolio of approximately $2.3 million. Our investment portfolio as of September 30, 2013 had a fair value of approximately $322.5 million. An immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the September 30, 2013 portfolio of approximately $2.9 million. While an increase in interest rates may reduce the fair value of the investment portfolio, it is unlikely that we will realize the losses in our condensed consolidated statement of income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Veeco’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 in connection with the preparation of our annual report on Form 10-K, for year ended December 31, 2012.  As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  As a result of those material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of  June 30, 2013.

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

As a result of the material weaknesses described above, management has concluded that, as of June 30, 2013, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our annual report on Form 10-K for the year ended December 31, 2012 and in Part II — Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2013. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March 31, 2013.

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