Form 10-Q
period 2013-09-30
VEECO INSTRUMENTS INC
filed 2013-11-08
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

39,245,212 shares of common stock were outstanding as of the close of business on November 1, 2013.

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

•                  Our material weaknesses in our internal controls which have impeded, and may continue to impede, our ability to file timely and accurate periodic reports may cause us to incur significant additional costs and may continue to affect our stock price;

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$99,324	$132,715	$258,540	$409,171
Cost of sales	69,016	82,831	171,040	232,765
Gross profit	30,308	49,884	87,500	176,406
Operating expenses (income):
Selling, general and administrative	19,650	13,892	59,077	54,558
Research and development	18,993	25,775	60,600	72,991
Amortization	855	1,477	2,566	3,877
Restructuring	1,240	2,014	1,771	2,077
Other, net	(493)	(737)	(141)	(626)
Total operating expenses	40,245	42,421	123,873	132,877
Operating (loss) income	(9,937)	7,463	(36,373)	43,529
Interest income, net	192	176	620	708
(Loss) income from continuing operations before income taxes	(9,745)	7,639	(35,753)	44,237
Income tax (benefit) provision	(3,719)	(59)	(15,575)	9,066
(Loss) income from continuing operations	(6,026)	7,698	(20,178)	35,171

Discontinued operations:
Income from discontinued operations before income taxes	—	5,396	—	6,534
Income tax provision	—	1,341	—	1,722
Income from discontinued operations	—	4,055	—	4,812
Net (loss) income	$(6,026)	$11,753	$(20,178)	$39,983

(Loss) income per common share:
Basic:
Continuing operations	$(0.16)	$0.20	$(0.52)	$0.92
Discontinued operations	—	0.10	—	0.12
(Loss) income	$(0.16)	$0.30	$(0.52)	$1.04
Diluted :
Continuing operations	$(0.16)	$0.20	$(0.52)	$0.90
Discontinued operations	—	0.10	—	0.13
(Loss) income	$(0.16)	$0.30	$(0.52)	$1.03

Weighted average shares outstanding:
Basic	38,841	38,577	38,774	38,402
Diluted	38,841	39,169	38,774	39,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(6,026)	$11,753	$(20,178)	$39,983
Other comprehensive (loss) income, net of tax
Available-for-sale securities
Unrealized gain (loss) on available-for-sale securities	225	122	(15)	(129)
(Provision) benefit for income taxes	(54)	(14)	25	53
Less: Reclassification adjustments for gains included in net (loss) income	(1)	(11)	(52)	(20)
Net unrealized gain (loss) on available-for-sale securities	170	97	(42)	(96)
Foreign currency translation
Foreign currency translation	(273)	248	(1,346)	(27)
Benefit (provision) for income taxes	176	(2)	(13)	28
Net foreign currency translation	$(97)	$246	$(1,359)	$1
Comprehensive (loss) income	$(5,953)	$12,096	$(21,579)	$39,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,666	$384,557
Short-term investments	322,488	192,234
Restricted cash	2,850	2,017
Accounts receivable, net	37,769	63,169
Inventories	57,585	59,807
Prepaid expenses and other current assets	36,864	32,155
Deferred income taxes	10,545	10,545
Total current assets	715,767	744,484
Property, plant and equipment at cost, net	95,698	98,302
Goodwill	55,828	55,828
Deferred income taxes	6,072	935
Intangible assets, net	18,407	20,974
Other assets	17,341	16,781
Total assets	$909,113	$937,304
Liabilities and equity
Current liabilities:
Accounts payable	$28,334	$26,087
Accrued expenses and other current liabilities	60,283	74,260
Deferred revenue	8,032	9,380
Income taxes payable	974	2,292
Current portion of long-term debt	285	268
Total current liabilities	97,908	112,287

Deferred income taxes	7,110	7,137
Long-term debt	1,922	2,138
Other liabilities	4,894	4,530
Total liabilities	111,834	126,092
Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 39,247,833 and 39,328,503 shares issued and outstanding in 2013 and 2012, respectively	392	393
Additional paid-in capital	716,370	708,723
Retained earnings	75,945	96,123
Accumulated other comprehensive income	4,572	5,973
Total equity	797,279	811,212
Total liabilities and equity	$909,113	$937,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(20,178)	$39,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,080	12,181
Deferred income taxes	(5,196)	278
Non-cash equity-based compensation	9,054	10,629
Gain on disposal of segment	—	(4,112)
Excess tax benefits from stock option exercises	(485)	(2,211)
Non-cash items from discontinued operations	—	(904)
Other, net	20	10
Changes in operating assets and liabilities:
Accounts receivable	25,095	34,486
Inventories	2,165	40,271
Prepaid expenses and other current assets	(4,801)	(219)
Accounts payable	2,307	(2,811)
Accrued expenses, deferred revenue and other current liabilities	(15,235)	(24,897)
Income taxes payable	(821)	(224)
Other, net	605	5,307
Discontinued operations	—	(1,932)
Net cash provided by operating activities	4,610	105,835

Cash Flows from Investing Activities
Capital expenditures	(7,976)	(22,706)
Proceeds from liquidations of short-term investments	422,903	176,303
Payments for purchases of short-term investments	(553,217)	(89,848)
Payments for purchase of cost method investment	(1,594)	(10,341)
Proceeds from sale of assets from discontinued segment	—	3,758
Other	25	58
Net cash (used in) provided by investing activities	(139,859)	57,224

Cash Flows from Financing Activities
Proceeds from stock option exercises	313	5,370
Restricted stock tax withholdings	(2,358)	(1,418)
Excess tax benefits from stock option exercises	485	2,211
Repayments of long-term debt	(199)	(184)
Net cash (used in) provided by financing activities	(1,759)	5,979

Effect of exchange rate changes on cash and cash equivalents	117	88
Net (decrease) increase in cash and cash equivalents	(136,891)	169,126
Cash and cash equivalents at beginning of period	384,557	217,922
Cash and cash equivalents at end of period	$247,666	$387,048

Non-cash investing and financing activities
Transfers from property, plant and equipment to inventory	$2,224	$1,242
Transfers from inventory to property, plant and equipment	1,144	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday of each period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2013 interim quarter ends are March 31, June 30 and September 29. The 2012 interim quarter ends were April 1, July 1 and September 30. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation.

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

(Loss) Income Per Common Share

The following table sets forth the reconciliation of  basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	38,841	38,577	38,774	38,402
Dilutive effect of stock options and restricted stock	—	592	—	604
Diluted weighted average shares outstanding	38,841	39,169	38,774	39,006

Basic (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period, as adjusted. For the three and nine months ended September 30, 2013, we reported net losses applicable to common shareholders, and accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to basic weighted average shares outstanding would be antidilutive. This resulted in our excluding from the computation 0.6 million common equivalent shares that would have otherwise been dilutive for the three and nine months ended September 30, 2013.

Additionally, not included above, were additional stock options and restricted stock outstanding that had exercise or grant prices in excess of the average market value of our common stock during the period and are therefore antidilutive. There were 1.0 million and 1.1 million such underlying shares for the three and nine months ended September 30, 2013, respectively. There were 1.1 million and 1.2 million such underlying shares for the three and nine months ended September 30, 2012, respectively.

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

Note 2 — Discontinued Operations

During the three months ended September 30, 2012 we had $4.1 million in income from discontinued operations, primarily consisting of the recognition of the previously deferred $5.4 million pre-tax gain in China from the sale of our Metrology business to Bruker Corporation (“Bruker”). During the nine months ended September 30, 2012 we had $4.8 million in income from discontinued operations, primarily consisting of the recognition of the previously deferred $5.4 million pre-tax gain in China from the sale of our Metrology business to Bruker and the $1.4 million pre-tax gain on sale of assets previously held for sale. There were no sales included in the results of our discontinued operations.

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

Short-Term Investments

Total available-for-sale securities and gains and losses in accumulated other comprehensive income consist of the following (in thousands):

	September 30, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
United States treasuries	$180,101	$63	$(3)	$180,161
Corporate bonds	74,778	29	(86)	74,721
Government agency securities	55,657	7	(1)	55,663
Commercial paper	11,943	—	—	11,943
Total available-for-sale securities	$322,479	$99	$(90)	$322,488

During the three and nine months ended September 30, 2013, available-for-sale securities were liquidated for total proceeds of $150.5 million and $422.9 million, respectively. There were minimal gross realized gains on these sales for the three months ended September 30, 2013 and $0.1 million of gross realized gains on these sales for the nine months ended September 30, 2013.

Total available-for-sale securities and gains and losses in accumulated other comprehensive income consist of the following (in thousands):

	December 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
United States treasuries	$184,102	$76	$—	$184,178
Government agency securities	8,056	—	—	8,056
Total available-for-sale securities	$192,158	$76	$—	$192,234

During the three and nine months ended September 30, 2012, available-for-sale securities were liquidated for total proceeds of $76.8 million and $176.3 million, respectively. The gross realized gains and losses on these sales were minimal for the three and nine months ended September 30, 2012.

The table below shows the fair value of short-term investments that have been in an unrealized loss position for less than 12 months (in thousands):

	September 30, 2013
	Less than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
United States treasuries	$8,882	$(3)	$8,882	$(3)
Corporate bonds	49,447	(86)	49,447	(86)
Government agency securities	7,999	(1)	7,999	(1)
Total	$66,328	$(90)	$66,328	$(90)

As of December 31, 2012 we did not hold any short-term investments that were in a loss position. We did not hold any short-term investments that have been in an unrealized loss position for 12 months or longer for the period noted in the table above.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary or other-than-temporary and therefore impaired include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery. The Company believes the gross unrealized losses on the Company’s short-term investments as of September 30, 2013 were temporary in nature and therefore did not recognize any impairment.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

September 30, 2013
Estimated Fair Value
Due in one year or less	$230,968
Due in 1–2 years	53,295
Due in 2–3 years	38,225
Total available-for-sale securities	$322,488

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of September 30, 2013 and December 31, 2012, restricted cash consisted of $2.9 million and $2.0 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, Net

Accounts receivable are shown net of the allowance for doubtful accounts of $0.5 million as of September 30, 2013 and December 31, 2012.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2013	2012
Materials	$35,377	$36,523
Work in process	19,590	13,363
Finished goods	2,618	9,921
	$57,585	$59,807

Cost Method Investment

During the three and nine months ended September 30, 2013, we invested an additional $0.8 million and $1.6 million, respectively, into a rapidly developing organic light emitting diode (“OLED”) equipment company (the “Investment”). While Veeco is not obligated to increase amounts invested in the Investment, we may choose to do so if the opportunity arises in the future. As of September 30, 2013 and December 31, 2012 we have recorded a total investment of $16.1 million and $14.5 million, respectively, in the Investment. Our ownership in the Investment is approximately 15.3% of the preferred shares and a 12.0% interest in the total of the company. Since we do not exert significant influence on the Investment, this investment is accounted for under the cost method in accordance with applicable accounting guidance. The fair value of this investment is not estimated because there are no identified events or changes in circumstances that may indicate an other-than-temporary decline in the fair value of the investment, and we are exempt from estimating interim fair values because the investment does not meet the definition of a publicly traded company. This investment is recorded in other assets in our Condensed Consolidated Balance Sheets.

Customer Deposits

As of September 30, 2013 and December 31, 2012, we had customer deposits of $24.2 million and $32.7 million, respectively, which are recorded as a component of accrued expenses and other current liabilities.

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

	September 30,
	2013	2012
Balance as of the beginning of period	$4,942	$8,731
Warranties issued during the period	2,778	2,486
Settlements made during the period	(3,315)	(6,389)
Changes in estimate during the period	—	1,418
Balance as of the end of period	$4,405	$6,246

In the current year’s presentation we no longer include installation in the accrued warranty balance; therefore, in order to conform the balance to current year presentation, we have reclassified $1.047 million from the beginning balance of 2012 accrued warranty to accrued installation which, along with accrued warranty, is also a component of accrued expenses and other current liabilities.

Mortgage Payable

We have a mortgage payable with approximately $2.2 million outstanding as of September 30, 2013 and $2.4 million outstanding as of December 31, 2012. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. We estimate the fair value of the mortgage as of September 30, 2013 was approximately $2.4 million and $2.6 million as of December 31, 2012.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	Gross	Taxes	Net
As of September 30, 2013
Translation adjustments	$5,694	$(352)	$5,342
Minimum pension liability	(1,285)	510	(775)
Unrealized gain on available-for-sale securities	9	(4)	5
Accumulated other comprehensive income	$4,418	$154	$4,572

	Gross	Taxes	Net
As of December 31, 2012
Translation adjustments	$7,040	$(339)	$6,701
Minimum pension liability	(1,285)	510	(775)
Unrealized gain on available-for-sale securities	76	(29)	47
Accumulated other comprehensive income	$5,831	$142	$5,973

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

The following tables present certain data pertaining to our reportable segments and a reconciliation of segment (loss) profit to (loss) income from continuing operations before income taxes for the three and nine months ended September 30, 2013 and 2012, respectively, and goodwill and total assets as of September 30, 2013 and December 31, 2012 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Three months ended September 30, 2013
Net sales	$75,001	$24,323	$—	$99,324
Segment (loss) profit	$(1,723)	$2,135	$(5,491)	$(5,079)
Interest income, net	—	—	192	192
Amortization	(531)	(324)	—	(855)
Equity-based compensation	(1,016)	(439)	(1,308)	(2,763)
Restructuring	(793)	(447)	—	(1,240)
(Loss) income from continuing operations before income taxes	$(4,063)	$925	$(6,607)	$(9,745)
Three months ended September 30, 2012
Net sales	$98,905	$33,810	$—	$132,715
Segment profit	$9,461	$4,278	$480	$14,219
Interest income, net	—	—	176	176
Amortization	(1,154)	(323)	—	(1,477)
Equity-based compensation	(1,914)	(763)	(588)	(3,265)
Restructuring	(660)	(1,296)	(58)	(2,014)
Income from continuing operations before income taxes	$5,733	$1,896	$10	$7,639

Nine months ended September 30, 2013
Net sales	$193,241	$65,299	$—	$258,540
Segment (loss) profit	$(9,821)	$2,389	$(15,549)	$(22,981)
Interest income, net	—	—	620	620
Amortization	(1,595)	(971)	—	(2,566)
Equity-based compensation	(3,042)	(1,057)	(4,956)	(9,055)
Restructuring	(1,216)	(497)	(58)	(1,771)
Loss from continuing operations before income taxes	$(15,674)	$(136)	$(19,943)	$(35,753)
Nine months ended September 30, 2012
Net sales	$281,257	$127,914	$—	$409,171
Segment profit (loss)	$36,534	$25,367	$(2,009)	$59,892
Interest income, net	—	—	708	708
Amortization	(2,878)	(999)	—	(3,877)
Equity-based compensation	(4,016)	(1,614)	(4,779)	(10,409)
Restructuring	(718)	(1,301)	(58)	(2,077)
Income (loss) from continuing operations before income taxes	$28,922	$21,453	$(6,138)	$44,237

	LED & Solar	Data Storage	Unallocated Corporate	Total
As of September 30, 2013
Goodwill	$55,828	$—	$—	$55,828
Total assets	$235,356	$37,277	$636,480	$909,113

As of December 31, 2012
Goodwill	$55,828	$—	$—	$55,828
Total assets	$276,352	$38,664	$622,288	$937,304

As of September 30, 2013 and December 31, 2012 corporate total assets were comprised principally of cash and cash equivalents, restricted cash, and short-term investments.

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of September 30, 2013 and December 31, 2012, are as follows (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
United States treasuries	$180,161	$—	$—	$180,161
Commercial paper	—	11,943	—	11,943
Corporate bonds	—	74,721	—	74,721
Government agency securities	—	62,663	—	62,663
Total	$180,161	$149,327	$—	$329,488

	December 31, 2012
	Level 1	Level 2	Level 3	Total
United States treasuries	$278,698	$—	$—	$278,698
Government agency securities	—	123,054	—	123,054
Total	$278,698	$123,054	$—	$401,752

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

Note 6 — Derivative Financial Instruments

We use derivative financial instruments to minimize the impact of foreign currency exchange rate changes on earnings and cash flows. In the normal course of business, our operations are exposed to fluctuations in foreign currency exchange rates. In order to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known foreign currency exposures, we enter into monthly forward contracts. We do not use derivative financial instruments for trading or speculative purposes. Our forward contracts are not expected to subject us to material risks due to exchange rate movements because gains and losses on these contracts are intended to offset exchange gains and losses on the underlying assets and liabilities. We have not designated these economic hedges as accounting hedges pursuant to the accounting guidance. The forward contracts are marked-to-market through earnings. We conduct our derivative transactions with highly rated financial institutions in an effort to mitigate any material counterparty risk. We estimate the fair value of these derivative instruments consistent with Level 2 measurement principles (see Note 5 - Fair Value Measurements) as follows (in thousands):

	September 30, 2013
Not Designated as Hedges under ASC 815	Component of	Maturity Dates	Notional Amount	Estimated Fair Value
Foreign currency exchange forwards	Accrued expenses and other current liabilities	October 2013	$1,840	$9
Total Derivative Instruments			$1,840	$9

	December 31, 2012
Not Designated as Hedges under ASC 815	Component of	Maturity Dates	Notional Amount	Estimated Fair Value
Foreign currency exchange forwards	Prepaid expenses and other current assets	January 2013	$9,590	$244
Total Derivative Instruments			$9,590	$244

	Location of Realized Net (Loss) Gain and Changes in	For the three months ended September 30,		For the nine months ended September 30,
Derivative	the Fair Value of Derivatives	2013	2012	2013	2012
Foreign currency exchange forwards	Other, net	$(11)	$(12)	$146	$(90)

Weighted average notional amount of derivatives outstanding		$1,148	$2,188	$1,712	$2,350

Note 7— Commitments, Contingencies and Other Matters

Restructuring and Other Charges

During the three and nine months ended September 30, 2013, we took measures to improve profitability, including the restructuring of one of our international sales offices and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded restructuring charges of $1.2 million and $1.8 million, respectively.

During the three and nine months ended September 30, 2012, we took measures to improve profitability, including a reduction of discretionary expenses, realignment of our senior management team and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded restructuring charges of $2.0 million and $2.1 million, respectively. Restructuring expenses for the periods indicated were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Personnel severance and related costs	$949	$1,642	$1,384	$1,705
Equity compensation and related costs	—	220	—	220
Lease related and other transition costs	291	—	291	—
Other associated costs	—	152	96	152
	$1,240	$2,014	$1,771	$2,077

Restructuring Liability

The following is a reconciliation of the restructuring liability through September 30, 2013 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2013	$448	$1,308	$119	$1,875
Restructuring	1,149	564	58	1,771
Cash payments	(946)	(1,032)	(167)	(2,145)
Balance as of September 30, 2013	$651	$840	$10	$1,501

The balance of the short-term liability will be paid over the next 12 months.

The following is a reconciliation of the restructuring liability through December 31, 2012 (in thousands):

	LED & Solar	Data Storage	Unallocated Corporate	Total
Short-term liability
Balance as of January 1, 2012	$534	$128	$294	$956
Restructuring	874	1,684	135	2,693
Cash payments	(960)	(504)	(310)	(1,774)
Balance as of December 31, 2012	$448	$1,308	$119	$1,875

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

Highlights of the Third Quarter of 2013

•                  Revenue was $99.3 million, a 25.2% decrease from the third quarter of 2012.

•                  Bookings were $91.5 million, a 9.3% increase from the third quarter of 2012.

•                  Net (loss) income from continuing operations was $(6.0) million, or $(0.16) per share, compared to $7.7 million, or $0.20 per share, in the third quarter of 2012.

•                  Gross margins were 30.5%, compared to 37.6 % in the third quarter of 2012.

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

Results of Operations:

Three Months Ended September 30, 2013 and 2012

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

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended				Dollar and Percentage
	September 30,				Change
	2013		2012		Period to Period
Net sales	$99,324	100.0%	$132,715	100.0%	$(33,391)	(25.2)%
Cost of sales	69,016	69.5	82,831	62.4	(13,815)	(16.7)
Gross profit	30,308	30.5	49,884	37.6	(19,576)	(39.2)
Operating expenses (income):
Selling, general and administrative	19,650	19.8	13,892	10.5	5,758	41.4
Research and development	18,993	19.1	25,775	19.4	(6,782)	(26.3)
Amortization	855	0.9	1,477	1.1	(622)	(42.1)
Restructuring	1,240	1.2	2,014	1.5	(774)	(38.4)
Other, net	(493)	(0.5)	(737)	(0.6)	244	(33.1)
Total operating expenses	40,245	40.5	42,421	32.0	(2,176)	(5.1)
Operating (loss) income	(9,937)	(10.0)	7,463	5.6	(17,400)	*
Interest income, net	192	0.2	176	0.1	16	9.1
(Loss) income from continuing operations before income taxes	(9,745)	(9.8)	7,639	5.8	(17,384)	*
Income tax benefit	(3,719)	(3.7)	(59)	(0.0)	(3,660)	*
(Loss) income from continuing operations	(6,026)	(6.1)	7,698	5.8	(13,724)	*

Discontinued operations:
Income from discontinued operations before income taxes	—	—	5,396	4.1	(5,396)	*
Income tax provision	—	—	1,341	1.0	(1,341)	*
Income from discontinued operations	—	—	4,055	3.1	(4,055)	*

Net (loss) income	$(6,026)	(6.1)%	$11,753	8.9%	$(17,779)	*

* Not Meaningful

Net Sales and Bookings

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Sales				Dollar and
	Three months ended September 30,				Percentage Change
	2013	Percent of Total	2012	Percent of Total	Period to Period
Segment Analysis
LED & Solar	$75,001	75.5%	$98,905	74.5%	$(23,904)	(24.2)%
Data Storage	24,323	24.5%	33,810	25.5%	(9,487)	(28.1)%
Total	$99,324	100.0%	$132,715	100.0%	$(33,391)	(25.2)%
Regional Analysis
Americas	$18,536	18.7%	$27,779	20.9%	$(9,243)	(33.3)%
Europe, Middle East and Africa	3,822	3.8%	16,920	12.7%	(13,098)	(77.4)%
Asia Pacific	76,966	77.5%	88,016	66.4%	(11,050)	(12.6)%
Total	$99,324	100.0%	$132,715	100.0%	$(33,391)	(25.2)%

Our LED & Solar segment sales decreased in 2013 primarily due to lower MOCVD sales as a result of continued industry overcapacity and customers being hesitant to make new investments.  Our Data Storage sales decreased in 2013 due to customer fabrication facility overcapacity and weak hard drive demand. By region, net sales decreased in Asia Pacific, primarily due to a significant decrease in MOCVD sales in China resulting from industry overcapacity. Net sales in the Americas (less than 1% is outside U.S.) and Europe, Middle East and Africa (“EMEA”) also decreased, due to reduced end-market demand resulting from the weak global economy. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Bookings increased 9.3% to $91.5 million from $83.7 million in the comparable prior period.  LED & Solar bookings increased 8.4% and Data Storage bookings increased 13.4% from the comparable prior period. Although bookings increased from the comparable prior period, we continue to experience weak overall market conditions due to overcapacity in our customers’ businesses.

Our book-to-bill ratio for the three months ended September 30, 2013, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was .92 to 1. Our backlog as of September 30, 2013 was $132.2 million, compared to $150.2 million as of December 31, 2012. During the three months ended September 30, 2013, we recorded backlog adjustments of approximately $0.5 million related to orders that no longer met our booking criteria. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of September 30, 2013, we had customer deposits of $24.2 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Gross profit - LED & Solar	$20,171	$35,698	$(15,527)	(43.5)%
Gross margin	26.9%	36.1%
Gross profit - Data Storage	$10,137	$14,186	$(4,049)	(28.5)%
Gross margin	41.7%	42.0%
Gross profit - Total Veeco	$30,308	$49,884	$(19,576)	(39.2)%
Gross margin	30.5%	37.6%

LED & Solar gross margins decreased primarily due to lower average selling prices, fewer final acceptances and reduced volume partially offset by reduced expenses in 2013 for slow moving items, lower plant spending associated with reduced volumes and cost reductions in response to lower business levels.  We anticipate a continuing weak business environment resulting in persistent selling price pressure in our MOCVD business.  Data Storage gross margins decreased primarily due to a significant reduction in volume and a sales mix of lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Selling, general and administrative	$19,650	$13,892	$5,758	41.4%
Percentage of sales	19.8%	10.5%

Selling, general and administrative expenses increased from the comparable prior period primarily due to professional fees associated with our accounting review which began in the fourth quarter of 2012 and was completed in October 2013.

Research and Development Expenses

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Research and development	$18,993	$25,775	$(6,782)	(26.3)%
Percentage of sales	19.1%	19.4%

Research and development expense decreased as the Company strategically focuses on product development in areas of high-growth for future end-markets.

Income Taxes

Income tax benefit for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Income tax benefit	$(3,719)	$(59)	$(3,660)	*
Effective tax rate	(38.2)%	(0.8)%

* Not Meaningful

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended September 30, 2013, the tax benefit rate was higher than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates and  an income tax benefit related to the generation of current year research and development tax credits.

For the three months ended September 30, 2012, the effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, an income tax benefit related to the manufacturer’s deduction under IRC Section 199, and a discrete benefit relating to research and development tax credits.

Discontinued Operations

Discontinued operations results for the periods indicated were as follows (dollars in thousands):

	Three months ended
	September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Income from discontinued operations before income taxes	$—	$5,396	$(5,396)	*
Income tax provision	—	1,341	(1,341)	*
Income from discontinued operations	$—	$4,055	$(4,055)	*

* Not Meaningful

Discontinued operations represent the results of the operations of our Metrology business, which was disposed of in 2010. The three months ended September 30, 2012 included a $5.4 million gain ($4.1 million net of taxes) associated with the completion of  the sale of the China Assets with Bruker.

Nine months ended September 30, 2013 and 2012

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine months ended				Dollar and Percentage
	September 30,				Change
	2013		2012		Period to Period
Net sales	$258,540	100.0%	$409,171	100.0%	$(150,631)	(36.8)%
Cost of sales	171,040	66.2	232,765	56.9	(61,725)	(26.5)
Gross profit	87,500	33.8	176,406	43.1	(88,906)	(50.4)
Operating expenses:
Selling, general and administrative	59,077	22.9	54,558	13.3	4,519	8.3
Research and development	60,600	23.4	72,991	17.8	(12,391)	(17.0)
Amortization	2,566	1.0	3,877	0.9	(1,311)	(33.8)
Restructuring	1,771	0.7	2,077	0.5	(306)	(14.7)
Other, net	(141)	(0.1)	(626)	(0.2)	485	(77.5)
Total operating expenses	123,873	47.9	132,877	32.5	(9,004)	(6.8)
Operating (loss) income	(36,373)	(14.1)	43,529	10.6	(79,902)	*
Interest income, net	620	0.2	708	0.2	(88)	(12.4)
(Loss) income from continuing operations before income taxes	(35,753)	(13.9)	44,237	10.8	(79,990)	*
Income tax (benefit) provision	(15,575)	(6.0)	9,066	2.2	(24,641)	*
(Loss) income from continuing operations	(20,178)	(7.9)	35,171	8.6	(55,349)	*

Discontinued operations:
Income from discontinued operations before income taxes	—	—	6,534	1.6	(6,534)	*
Income tax provision	—	—	1,722	0.4	(1,722)	*
Income from discontinued operations	—	—	4,812	1.2	(4,812)	*

Net (loss) income	$(20,178)	(7.9)%	$39,983	9.8%	$(60,161)	*

* Not Meaningful

Net Sales and Bookings

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Sales				Dollar and
	Nine months ended September 30,				Percentage Change
	2013	Percent of Total	2012	Percent of Total	Period to Period
Segment Analysis
LED & Solar	$193,241	74.7%	$281,257	68.7%	$(88,016)	(31.3)%
Data Storage	65,299	25.3%	127,914	31.3%	(62,615)	(49.0)%
Total	$258,540	100.0%	$409,171	100.0%	$(150,631)	(36.8)%
Regional Analysis
Americas	$43,613	16.9%	$71,810	17.6%	$(28,197)	(39.3)%
Europe, Middle East and Africa	15,304	5.9%	34,724	8.5%	(19,420)	(55.9)%
Asia Pacific	199,623	77.2%	302,637	73.9%	(103,014)	(34.0)%
Total	$258,540	100.0%	$409,171	100.0%	$(150,631)	(36.8)%

Our LED & Solar segment sales decreased in 2013 primarily due to lower MOCVD sales as a result of continued industry overcapacity and customers being hesitant to make new investments.  Our Data Storage sales decreased in 2013 due to customer fabrication facility overcapacity and weak hard drive demand. Our Data Storage sales in 2012 were favorably impacted by the replacement of equipment at one of our customer’s site that was damaged by the floods in Thailand. By region, net sales decreased in Asia Pacific, primarily due to a significant decrease in MOCVD sales in China resulting from industry overcapacity. Net sales in the Americas (less than 1% is outside U.S.) and EMEA also decreased, due to reduced end-market demand resulting from the weak global economy. We believe that there will continue to be period-to-period variations in the geographic distribution of sales.

Bookings decreased 17.7% to $246.7 million from $299.6 million in the comparable prior period, primarily attributable to a 24.1% decrease in LED & Solar bookings, principally driven by a decline in MOCVD bookings due to industry overcapacity. Since hitting a peak in second quarter of 2011, Veeco’s bookings have slowed dramatically through 2013. Data Storage bookings increased 3.6% from the comparable prior period. Customers remain hesitant to make further investments as end-user hard drive demand has slowed. We continue to experience weak overall market conditions due to overcapacity in all of our customers’ businesses.

Our book-to-bill ratio for the nine months ended September 30, 2013, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was .95 to 1. Our backlog as of September 30, 2013 was $132.2 million, compared to $150.2 million as of December 31, 2012.  During the nine months ended September 30, 2013, we recorded backlog adjustments of approximately $6.1 million, consisting of a $4.9 million adjustment related to orders that no longer met our booking criteria as well as an adjustment related to foreign currency translation of $1.2 million. As of September 30, 2013, we had customer deposits of $24.2 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	Nine months ended September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Gross profit - LED & Solar	$60,505	$117,960	$(57,455)	(48.7)%
Gross margin	31.3%	41.9%
Gross profit - Data Storage	$26,995	$58,446	$(31,451)	(53.8)%
Gross margin	41.3%	45.7%
Gross profit	$87,500	$176,406	$(88,906)	(50.4)%
Gross margin	33.8%	43.1%

LED & Solar gross margins decreased primarily due to lower average selling prices, fewer final acceptances and reduced volume partially offset by reduced expenses in 2013 for slow moving items, lower plant spending associated with reduced volumes and cost reductions in response to lower business levels.  We anticipate a continuing weak business environment resulting in persistent selling price pressure in our MOCVD business.  Data Storage gross margins decreased primarily due to a significant reduction in volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	Nine months ended September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Selling, general and administrative	$59,077	$54,558	$4,519	8.3%
Percentage of sales	22.9%	13.3%

Selling, general and administrative expenses increased primarily from professional fees associated with our accounting review partially offset by a reduction in bonus, profit sharing and commissions expense from the reduced level of business in each of our segments and cost control measures put into place in response to weak market conditions resulting in lower personnel-related costs and other discretionary expenses.

Research and Development Expenses

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	Nine months ended September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Research and development	$60,600	$72,991	$(12,391)	(17.0)%
Percentage of sales	23.4%	17.8%

Research and development expense decreased as the Company strategically focuses on product development in areas of high-growth for future end-markets.

Restructuring

Restructuring expenses for the periods indicated were as follows (dollars in thousands):

	Nine months ended September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Restructuring	$1,771	$2,077	$(306)	(14.7)%
Percentage of sales	0.7%	0.5%

* Not Meaningful

Restructuring expense decreased from the level in the comparable prior period. We continued to take measures to improve profitability in a challenging business environment. The charge consists primarily of personnel severance and related costs.

Income Taxes

Income tax (benefit) provision for the periods indicated were as follows (dollars in thousands):

	Nine months ended September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Income tax (benefit) provision	$(15,575)	$9,066	$(24,641)	*
Effective tax rate	(43.6)%	20.5%

* Not Meaningful

Our provision for income taxes consists of U.S. federal, state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the nine months ended September 30, 2013, the tax benefit rate was higher than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, an income tax benefit related to the generation of current year research and development tax credits, and a discrete benefit related to legislation enacted in the first quarter of 2013 which extended the Federal Research and Development Credit for both the 2012 and 2013 tax years.

For the nine months ended September 30, 2012, the effective tax rate was lower than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, an income tax benefit related to the manufacturer’s deduction under IRC Section 199, and a discrete benefit relating to an adjustment for the Research and Development Credit related to the filing of our 2011 Federal income tax return.

Discontinued Operations

Discontinued operations results for the periods indicated were as follows (dollars in thousands):

	Nine months ended September 30,		Dollar and Percentage Change
	2013	2012	Period to Period
Income from discontinued operations before income taxes	$—	$6,534	$(6,534)	*
Income tax provision	—	1,722	(1,722)	*
Income from discontinued operations	$—	$4,812	$(4,812)	*

* Not Meaningful

Discontinued operations represent the results of the operations of our Metrology business, which was disposed of in 2010.  The nine months ended September 30, 2012 included a $1.4 million gain ($1.1 million net of taxes) on the sale of the assets of discontinued segment held for sale and a $5.4 million gain ($4.1 million net of taxes) associated with the completion of the sale of the China Assets with Bruker.

Liquidity and Capital Resources

A summary of the cash flow activity for the nine months ended September 30, 2013 and 2012, respectively, is as follows (in thousands):

	Nine months ended September 30,
	2013	2012
Net (loss) income	$(20,178)	$39,983
Net cash provided by operating activities	$4,610	$105,835
Net cash (used in) provided by investing activities	(139,859)	57,224
Net cash (used in) provided by financing activities	(1,759)	5,979
Effect of exchange rate changes on cash and cash equivalents	117	88
Net (decrease) increase in cash and cash equivalents	(136,891)	169,126
Cash and cash equivalents at beginning of period	384,557	217,922
Cash and cash equivalents at end of period	$247,666	$387,048

Cash provided by operations during the nine months ended September 30, 2013 decreased compared to the comparable prior period, primarily driven by the $60.2 million reduction in net (loss) income from the comparable prior period. Cash provided by operations benefited from a $15.5 million adjustment for non-cash items and a $9.3 million net change in operating assets and liabilities, primarily driven by a $25.1 million reduction in accounts receivable, partially offset by $15.2 million reduction in accrued expenses, deferred revenue and other current liabilities.

Cash used in investing activities during the nine months ended September 30, 2013 increased by $197.1 million from the comparable prior period. The increase was primarily attributable to the Company maintaining a higher short-term investment balance resulting in net purchases of short-term investments of $130.3 million during the nine months ended September 30, 2013, compared to net liquidation of short-term investments of $86.5 million from the comparable prior period.

Cash used in financing activities during the nine months ended September 30, 2013 increased by $7.7 million from the comparable prior period primarily due to a $5.1 million reduction in stock option exercise activity and a $0.9 million increase in restricted stock tax withholdings.

As of September 30, 2013, restricted cash consists of $2.9 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net sales to foreign customers represented approximately 81.3% and 83.1% of our total net revenues for the three and nine months ended September 30, 2013, respectively, and 79.1% and 82.4% for the comparable 2012 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 2.9% and 3.2% of our total net sales for the three and nine months ended September 30, 2013, respectively, and 4.1% and 2.8% for the comparable 2012 periods.

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

September 30, 2013
Not Designated as Hedges under ASC 815	Component of	Maturity Dates	Notional Amount	Estimated Fair Value
Foreign currency exchange forwards	Accrued expenses and other current liabilities	October 2013	$1,840	$9
Total Derivative Instruments			$1,840	$9

December 31, 2012
Not Designated as Hedges under ASC 815	Component of	Maturity Dates	Notional Amount	Estimated Fair Value
Foreign currency exchange forwards	Prepaid expenses and other current assets	January 2013	$9,590	$244
Total Derivative Instruments			$9,590	$244

	Location of Realized Net (Loss) Gain and Changes in	For the three months ended September 30,		For the nine months ended September 30,
Derivative	the Fair Value of Derivatives	2013	2012	2013	2012
Foreign currency exchange forwards	Other, net	$(11)	$(12)	$146	$(90)

Weighted average notional amount of derivatives outstanding		$1,148	$2,188	$1,712	$2,350

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

We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $322.5 million as of September 30, 2013. An immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the September 30, 2013 portfolio of approximately $2.9 million. While an increase in interest rates may reduce the fair value of the investment portfolio, it is unlikely that we will realize the losses in our condensed consolidated statements of operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Veeco’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 in connection with the preparation of our annual report on Form 10-K, for year ended December 31, 2012.  As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  As a result of those material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of  September 30, 2013.

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

As a result of the material weaknesses described above, management has concluded that, as of September 30, 2013, our internal control over financial reporting was not effective.

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

•                  Revenue Practices—The Company is currently evaluating its revenue practices and has begun implementing changes in those practices.  Improvements are focused in the areas of (1) development of more comprehensive revenue recognition policies  and improved procedures to ensure that such policies  are understood and consistently applied, (2) better communication among all functions involved in the sales process (e.g., sales, business unit, foreign subsidiaries, legal, accounting, finance, ), (3) more standardization of contract documentation  and revenue analyses for individual transactions and (4) system improvements and automation of manual processes.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our annual report on Form 10-K for the year ended December 31, 2012 and in Part II — Item 1A of our quarterly report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Exhibit 10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*	Filed herewith
**	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 8, 2013

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chairman and Chief Executive Officer

By:	/s/ DAVID D. GLASS
David D. Glass Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:

10.1	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Exhibit 10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*	Filed herewith
**	Filed herewith electronically