Form 10-Q
period 2014-03-31
VEECO INSTRUMENTS INC
filed 2014-05-05
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

40,039,513 shares of common stock were outstanding as of the close of business on April 25, 2014.

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

·                  Timing of market adoption of light emitting diode (“LED”) technology for general lighting is uncertain;

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

·                  Our failure to estimate customer demand accurately could result in excess or obsolete inventory and/or liabilities to our suppliers for products no longer needed, while manufacturing interruptions or delays could affect our ability to meet customer demand;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	For the three months ended
	March 31,
	2014	2013
Net sales	$90,841	$61,781
Cost of sales	57,064	39,229
Gross profit	33,777	22,552
Operating expenses:
Selling, general and administrative	21,667	19,648
Research and development	19,768	20,737
Amortization	2,903	856
Restructuring	392	531
Total operating expenses	44,730	41,772
Other operating, net	(212)	404
Changes in contingent consideration	(29,368)	—
Operating income (loss)	18,627	(19,624)
Interest income (expense), net	164	192
Income (loss) before income taxes	18,791	(19,432)
Income tax provision (benefit)	(369)	(9,361)
Net income (loss)	$19,160	$(10,071)

Income (loss) per common share:
Basic:
Income (loss)	$0.49	$(0.26)
Diluted :
Income (loss)	$0.48	$(0.26)

Weighted average shares outstanding:
Basic	39,177	38,716
Diluted	39,937	38,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the three months ended
	March 31,
	2014	2013
Net income (loss)	$19,160	$(10,071)
Other comprehensive income (loss), net of tax
Available-for-sale securities
Unrealized gain (loss) on available-for-sale securities	50	27
Benefit (provision) for income taxes	—	16
Less: Reclassification adjustments for gains included in net income (loss)	—	(59)
Net unrealized gain (loss) on available-for-sale securities	50	(16)
Foreign currency translation
Foreign currency translation	133	(750)
Benefit (provision) for income taxes	—	(13)
Net foreign currency translation	133	(763)
Other comprehensive income (loss), net of tax	183	(779)
Comprehensive income (loss)	$19,343	$(10,850)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$214,682	$210,799
Short-term investments	267,402	281,538
Restricted cash	764	2,738
Accounts receivable, net	50,720	23,823
Inventories	52,073	59,726
Deferred cost of sales	2,646	724
Prepaid expenses and other current assets	26,121	22,579
Deferred income taxes	10,796	11,716
Total current assets	625,204	613,643
Property, plant and equipment at cost, net	86,912	89,139
Goodwill	91,348	91,348
Deferred income taxes	397	397
Intangible assets, net	111,814	114,716
Other assets	38,882	38,726
Total assets	$954,557	$947,969
Liabilities and equity
Current liabilities:
Accounts payable	$28,293	$35,755
Accrued expenses and other current liabilities	38,065	51,084
Customer deposits and deferred revenue	41,171	34,754
Income taxes payable	5,538	6,149
Deferred income taxes	159	159
Current portion of long-term debt	296	290
Total current liabilities	113,522	128,191

Deferred income taxes	26,325	28,052
Long-term debt	1,771	1,847
Other liabilities	498	9,649
Total liabilities	142,116	167,739

Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 40,015,173 and 39,666,195 shares issued and outstanding in 2014 and 2013, respectively	400	397
Additional paid-in capital	734,217	721,352
Retained earnings	73,020	53,860
Accumulated other comprehensive income	4,804	4,621
Total equity	812,441	780,230
Total liabilities and equity	$954,557	$947,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$19,160	$(10,071)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,771	3,927
Deferred income taxes	(798)	(6,215)
Non-cash equity-based compensation	4,722	2,579
Provision for bad debt	(42)	16
Gross profit from sales of lab tools	(920)	—
Change in contingent consideration	(29,368)	—
Excess tax benefits from equity-based compensation	—	(31)
Changes in operating assets and liabilities:
Accounts receivable	(26,939)	20,004
Restricted cash	1,974	—
Inventories	8,150	(8,395)
Prepaid expenses and other current assets	(3,410)	(6,501)
Accounts payable	(7,432)	6,458
Accrued expenses, customer deposits, deferred revenue and other current liabilities	11,608	1,764
Income taxes payable	(612)	(1,555)
Other, net	(265)	8,506
Net cash provided by (used in) operating activities	(18,401)	10,486

Cash Flows from Investing Activities
Capital expenditures	(2,138)	(1,619)
Proceeds from the liquidation of short-term investments	32,030	101,236
Payments for purchases of short-term investments	(17,989)	(271,713)
Proceeds from sale of lab tools	2,340	—
Other	(124)	—
Net cash provided by (used in) investing activities	14,119	(172,096)

Cash Flows from Financing Activities
Proceeds from stock option exercises	8,316	280
Restricted stock tax withholdings	(170)	(132)
Excess tax benefits from equity-based compensation	—	31
Repayments of long-term debt	(70)	(65)
Net cash provided by (used in) financing activities	8,076	114

Effect of exchange rate changes on cash and cash equivalents	89	60
Net increase (decrease) in cash and cash equivalents	3,883	(161,436)
Cash and cash equivalents as of beginning of period	210,799	384,557
Cash and cash equivalents as of end of period	$214,682	$223,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday of each period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2014 interim quarter ends are March 30, June 29 and September 28. The 2013 interim quarter ends were March 31, June 30 and September 29. For ease of reference, we report these interim quarter ends as March 31, June 30 and September 30 in our interim condensed consolidated financial statements. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation.

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

Income (Loss) Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended March 31,
	2014	2013
Basic weighted average shares outstanding	39,177	38,716
Dilutive effect of stock options and restricted stock	760	—
Diluted weighted average shares outstanding	39,937	38,716

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. For the three months ended March 31, 2013, we reported a net loss applicable to common shareholders, and accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to basic weighted average shares outstanding would be antidilutive. As a result, for the three months ended March 31, 2013, we excluded 0.5 million common equivalent shares that would have otherwise been dilutive.

Additionally, not included above, were additional stock options and restricted stock outstanding that had exercise or grant prices in excess of the average market value of our common stock during the period and are therefore antidilutive. There were 1.4 million of such underlying shares for the three months ended March 31, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued ASU No. 2014-08 that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists: In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this as of January 1, 2014 and it did not have a material impact on our consolidated financial statements.

Presentation of Financial Statements: In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. The update provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this as of January 1, 2014 and will evaluate the materiality of its impact on our consolidated financial statements when there are any indications that liquidation is imminent.

Parent’s Accounting for the Cumulative Translation Adjustment: In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment (“CTA”) upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We have adopted this as of January 1, 2014 and currently anticipate that it could have an impact on our consolidated financial statements, in the event of derecognition of a foreign subsidiary in 2014 or subsequently. We cannot currently estimate the amount of CTA to be released into income from any potential derecognition.

Note 2 — Business Combinations

On October 1, 2013 (“the Acquisition Date”), Veeco acquired 100% of the outstanding common shares and voting interest of Synos Technology, Inc. (“Synos”). The results of Synos’ operations have been included in the consolidated financial statements since that date. Synos is an early stage manufacturer of fast array scanning atomic layer deposition (“FAST-ALD”) tools for OLED and other applications. As a result of the acquisition, the Company has entered the ALD market which is complimentary to the Company’s MOCVD LED offerings. The purchase price allocation is still preliminary.

As part of Veeco’s acquisition agreement with Synos, there were certain contingent payments due to the selling shareholders of Synos dependent on the achievement of certain milestones. The aggregate fair value of the contingent consideration arrangement as of December 31, 2013 was $29.4 million.

We estimate the fair value of acquisition-related contingent consideration based on management’s probability-weighted present value of the consideration expected to be transferred during the remainder of the earn-out period, based on the forecast related to the milestones. The fair value of the contingent consideration is reassessed by us on a quarterly basis based on a collaborative effort of our operations, finance and accounting groups using additional information as it becomes available. Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in the earnings of that period. As of March 31, 2014, we determined that the agreed upon post-closing milestones were not met or are not expected to be achieved and therefore reversed the remaining $29.4 million liability of the contingent consideration and recorded it as a change in contingent consideration in the Condensed Consolidated Statement of Operations.

The post-closing milestones are divided into two contingencies. The first, tied to receipt of certain purchase orders, had an evaluation date of March 31, 2014, which, was not met and accounted for $20.2 million of the reversed liability. The second is based on achieving certain full year 2014 revenue and gross margin thresholds, which are unlikely to be met and accounted for $9.2 million of the reversed liability. As of March 31, 2014 the second contingency, with a maximum potential value of $75.0 million, remains contractually outstanding.

Note 3—Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our effective tax rate for the three months ended March 31, 2014 was a benefit of 2.0% compared to a benefit of 48.2% during the three months ended March 31, 2013.  A tax benefit for each period was provided to the extent of future reversals of taxable temporary differences which relate primarily to tax deductible intangibles. Our effective tax rate for 2014 differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 35% primarily because of the inability to recognize such benefit due to uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable us to realize the federal carry forward benefit. The effective tax rate was also impacted because we did not provide a tax provision on the gain from the settlement of the contingent consideration related to the Synos acquisition. Our effective tax rate for 2013 differed from the U.S. federal statutory rate as a result of the jurisdictional mix of earnings in our foreign locations, an income tax benefit related to the generation of current year research and development tax credits, and legislation enacted in the first quarter of 2013 which extended the Federal Research and Development Credit for both the 2012 and 2013 tax years.

Note 4—Balance Sheet Information

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

Short-Term Investments

Total available-for-sale securities and gains and losses in accumulated other comprehensive income (loss) consist of the following (in thousands):

	March 31, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. treasuries	$130,889	$25	$—	$130,914
Corporate debt	73,410	76	(13)	73,473
Government agency securities	59,004	11	—	59,015
Commercial paper	4,000	—	—	4,000
Total available-for-sale securities	$267,303	$112	$(13)	$267,402

	December 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. treasuries	$130,956	$22	$(1)	$130,977
Corporate debt	77,582	55	(36)	77,601
Government agency securities	61,004	9	—	61,013
Commercial paper	11,947	—	—	11,947
Total available-for-sale securities	$281,489	$86	$(37)	$281,538

During the three months ended March 31, 2014 and 2013, available-for-sale securities were liquidated for total proceeds of $32.0 million and $101.2 million, respectively. For the three months ended March 31, 2014 there were no realized gains on these liquidations, which were all maturities of investments. For the three months ended March 31, 2013 the gross realized gains on these sales were $0.1 million. The cost of securities sold is based on specific identification.

The table below shows the fair value of short-term investments that have been in an unrealized loss position for less than 12 months (in thousands):

	March 31, 2014
	Less than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt	$25,916	$(13)	$25,916	$(13)
Total	$25,916	$(13)	$25,916	$(13)

	December 31, 2013
	Less than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt	$37,654	$(36)	$37,654	$(36)
U. S. treasuries	29,068	(1)	29,068	(1)
Total	$66,722	$(37)	$66,722	$(37)

We did not hold any short-term investments that have been in an unrealized loss position for 12 months or longer for the periods noted in the tables above.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary or other-than-temporary and therefore impaired include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery. The Company believes the gross unrealized losses on the Company’s short-term investments as of March 31, 2014 and December 31, 2013 were temporary in nature and therefore did not recognize any impairment.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

March 31, 2014
Estimated Fair Value
Due in one year or less	$207,913
Due in 1–2 years	47,621
Due in 2–3 years	11,868
Total available-for-sale securities	$267,402

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of March 31, 2014 and December 31, 2013, restricted cash was $0.8 million and $2.7 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, Net

Accounts receivable are presented net of allowance for doubtful accounts of $2.7 million and $2.4 million as of March 31, 2014 and December 31, 2013, respectively. We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we become aware of circumstances that may impair a customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the we reasonably believes will be collected. For all other customers, we recognize an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and its historical experience.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2014	2013
Materials	$27,486	$34,301
Work in process	16,827	12,900
Finished goods	7,760	12,525
	$52,073	$59,726

Property, Plant and Equipment, Net

As of March 31, 2014, we are holding $5.8 million of tools, that were previously used in our laboratories, for sale. These tools are carried in machinery and equipment, as a component of property, plant and equipment, net in our Condensed Consolidated Balance Sheets. These tools are the same type of tools we sell to our customers in the ordinary course of our business. During the three months ended March 31, 2014, we converted and sold $1.4 million of tools that we had previously used in our laboratories as Veeco Certified Equipment at an aggregate selling price of $2.3 million which is included in revenue in our Condensed Consolidated Statements of Operations.

Cost Method Investment

On September 28, 2010, we completed a $3.0 million investment in a rapidly developing organic light emitting diode (also known as OLED) equipment company (the “Investment”). We invested an additional $10.3 million and $1.2 million in the Investment during 2012 and 2011, respectively. In 2013, we invested an additional $2.4 million in the Investment in the form of bridge notes bearing 4% interest. The bridge notes are payable in equity at the time of a liquidity event or a qualifying equity investment round, otherwise they are payable in cash one year from the date of issuance. During the three months ended March 31, 2014, we invested an additional $0.2 million in the Investment in the form of additional bridge notes. Subsequent to quarter end, we invested an additional $0.6 million in the bridge notes. As of March 31, 2014 and December 31, 2013, we have a 15.4% ownership of the preferred shares, and effectively hold a 11.0% ownership interest of the total company. Since we do not exert significant influence on the Investment, this investment is treated under the cost method in accordance with applicable accounting guidance. This investment is recorded in other assets in our Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

Customer Deposits and Deferred Revenue

As of March 31, 2014 and December 31, 2013, we had customer deposits of $31.3 million and $27.5 million, respectively recorded as a component of customer deposits and deferred revenue.

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

	March 31,
	2014	2013
Balance as of the beginning of period	$5,662	$4,942
Warranties issued during the period	643	478
Settlements made during the period	(1,195)	(1,341)
Changes in estimate during the period	—	—
Balance as of the end of period	$5,110	$4,079

Mortgage Payable

We have a mortgage payable with approximately $2.1 million outstanding as of March 31, 2014 and December 31, 2013. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. We estimate the fair value of the mortgage as of March 31, 2014 and December 31, 2013 was approximately $2.2 million and $2.3 million, respectively.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

As of March 31, 2014	Gross	Taxes	Net
Translation adjustments	$5,851	$(392)	$5,459
Minimum pension liability	(1,160)	424	(736)
Unrealized gain on available-for-sale securities	99	(18)	81
Accumulated other comprehensive income	$4,790	$14	$4,804

As of December 31, 2013	Gross	Taxes	Net
Translation adjustments	$5,718	$(392)	$5,326
Minimum pension liability	(1,160)	424	(736)
Unrealized gain on available-for-sale securities	49	(18)	31
Accumulated other comprehensive income	$4,607	$14	$4,621

Common Stock

During the three months ended March 31, 2014, 355,930 shares of common stock were issued as a result of stock option exercises and 12,532 restricted stock awards vested, for which, 4,841 shares were withheld to cover taxes and cancelled.

Note 5—Segment Information

We have five identified operating segments that we aggregate into two reportable segments: the VIBE and Mechanical reporting units which are reported in our Data Storage segment; and the metal organic chemical vapor deposition (“MOCVD”), molecular beam epitaxy (“MBE”) and atomic layer deposition (“ALD”) reporting units are reported in our LED & Solar segment. We manage the business, review operating results and assess performance, as well as allocate resources, based upon our reporting units that reflect the market focus of each business. The LED & Solar segment consists of MOCVD systems, MBE systems, thermal deposition sources, ALD technology and other types of deposition systems. These systems are primarily sold to customers in the LED, OLED and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, Poughkeepsie, New York, St. Paul, Minnesota, Fremont, California, and Korea. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry. This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Camarillo, California.

We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and certain items (“segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment profit (loss) reports baseline performance and thus provides useful information. Certain items include restructuring expenses, asset impairment charges, equity-based compensation expense and other non-recurring items. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reportable segments and a reconciliation of segment profit (loss) to income (loss) before income taxes for the three months ended March 31, 2014 and 2013, respectively, and goodwill and total assets as of March 31, 2014 and December 31, 2013 (in thousands):

	LED & Solar	Data Storage	Unallocated	Total
Three months ended March 31, 2014
Net sales	$70,755	$20,086	$—	$90,841
Segment profit (loss)	$2,124	$(648)	$(4,200)	$(2,724)
Interest income (expense), net	—	—	164	164
Amortization	(2,579)	(324)	—	(2,903)
Equity-based compensation	(2,173)	(699)	(1,850)	(4,722)
Restructuring	(164)	(228)	—	(392)
Changes in contingent consideration	29,368	—	—	29,368
Income (loss) before income taxes	$26,576	$(1,899)	$(5,886)	$18,791
Three months ended March 31, 2013
Net sales	$42,307	$19,474	$—	$61,781
Segment profit (loss)	$(11,222)	$375	$(4,811)	$(15,658)
Interest income (expense), net	—	—	192	192
Amortization	(532)	(324)	—	(856)
Equity-based compensation	(710)	(130)	(1,739)	(2,579)
Restructuring	(423)	(50)	(58)	(531)
Income (loss) before income taxes	$(12,887)	$(129)	$(6,416)	$(19,432)

As of March 31, 2014	LED & Solar	Data Storage	Unallocated	Total
Goodwill	$91,348	$—	$—	$91,348
Total assets	$373,022	$43,874	$537,661	$954,557

As of December 31, 2013
Goodwill	$91,348	$—	$—	$91,348
Total assets	$359,464	$37,910	$550,595	$947,969

As of March 31, 2014 and December 31, 2013 unallocated assets were comprised principally of cash and cash equivalents, restricted cash and short-term investments.

Note 6— Fair Value Measurements

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
U.S. treasuries	$130,914	$—	$—	$130,914
Corporate debt	—	73,473	—	73,473
Government agency securities	—	59,015	—	59,015
Commercial paper	—	7,850	—	7,850
Derivative instrument	—	573	—	573

	December 31, 2013
	Level 1	Level 2	Level 3	Total
U.S. treasuries	$130,977	$—	$—	$130,977
Corporate debt	—	77,601	—	77,601
Government agency securities	—	61,013	—	61,013
Commercial paper	—	11,947	—	11,947
Derivative instrument	—	907	—	907
Contingent consideration	—	—	(29,368)	(29,368)

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

We estimate the fair value of acquisition-related contingent consideration based on management’s probability-weighted present value of the consideration expected to be transferred during the remainder of the earn-out period, based on forecast related to the milestones. The fair value of the contingent consideration is reassessed by us on a quarterly basis based on a collaborative effort of our operations, finance and accounting groups using additional information as it becomes available. Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in the earnings of that period. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

The significant unobservable inputs used in the fair value measurements of our acquisition-related contingent consideration include our measures of the probability of the achievement of certain agreed upon milestones and may include future profitability and related cash flows of the acquired business or assets, impacted by appropriate discount rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumptions used for the discount rates is accompanied by a directionally opposite change in the fair value measurement and a change in the assumptions used for the future cash flows is accompanied by a directionally similar change in the fair value measurement.

A reconciliation of the amount in Level 3 is as follows (in thousands):

Level 3
Balance as of December 31, 2013	$(29,368)
Addition of contingent consideration	—
Payment on contingent consideration, net of adjustment	—
Fair value adjustment of contingent consideration	29,368
Balance as of March 31, 2014	$—

Note 7 — Derivative Financial Instruments

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

	As of March 31, 2014
(in thousands)	Component of	Fair Value	Maturity Dates	Notional Amount
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other current assets	$—	April 2014	$6,400
Foreign currency collar	Prepaid and other current assets	573	October 2014	34,069
Total Derivative Instruments		$573		$40,469

	As of December 31, 2013
(in thousands)	Component of	Fair Value	Maturity Dates	Notional Amount
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other current assets	$1	January 2014	$4,700
Foreign currency collar	Prepaid and other current assets	906	October 2014	34,069
Total Derivative Instruments		$907		$38,769

		Amount of realized net gain (loss)
		and changes in the fair value of
		derivatives
		For the three months ended March
	Location of realized net gain (loss) and	31,
(in thousands)	changes in the fair value of derivatives	2014	2013
Foreign currency exchange forwards	Other operating, net	$(95)	$228
Foreign currency collar	Other operating, net	(333)	—

These contracts were valued using market quotes in the secondary market for similar instruments (fair value Level 2, please see our footnote Fair Value Measurements).

The weighted average notional amount of derivative contracts outstanding during the three months ended March 31, 2014 and 2013 was approximately $11.5 million and $2.4 million, respectively.

Note 8— Commitments, Contingencies and Other Matters

Restructuring and Other Charges

During the three months ended March 31, 2014, we announced the consolidation of our Ft. Collins, Colorado facility into our Plainview, New York facility and took additional measures to improve profitability in a challenging business environment. We expect to substantially complete the consolidation by the end of 2014. We recorded restructuring charges of $0.4 million and notified approximately 49 employees of their termination from the Company. These charges consisted of personnel severance and related costs. We expect to incur approximately $1.3 million of additional restructuring charges in our Data Storage segment throughout the remainder of 2014 related to these actions. The reductions in head count principally relate to our Data Storage and MBE businesses.

During the three months ended March 31, 2013, we took measures to improve profitability in a challenging business environment and notified approximately 20 employees of their termination from the Company. As a result, we recorded restructuring charges of $0.5 million consisting of personnel severance and related costs.

Restructuring Liability

The following is a reconciliation of the restructuring liability through March 31, 2014 (in thousands):

	Rollforward of Restructuring Liability
	Balance as of	For the three months ended March 31, 2014			Balance as of	Short-term
	January 1, 2014	Expense Incurred	Cash Payments	Adjustments	March 31, 2014	portion
2012 Restructuring	$195	$—	$(109)	$—	$86	$86
2013 Restructuring	338	—	(125)	—	213	213
2014 Restructuring	—	392	(20)	—	372	372
Total	$533	$392	$(254)	$—	$671	$671

The balance of the short-term liability will be paid over the next 12 months.

The following is a reconciliation of the restructuring liability through December 31, 2013 (in thousands):

	Rollforward of Restructuring Liability
	Balance as of	For the year ended December 31, 2013			Balance as of	Short-term
	January 1, 2013	Expense Incurred	Cash Payments	Adjustments	December 31, 2013	portion
2012 Restructuring	$1,875	$—	$(1,680)	$—	$195	$195
2013 Restructuring	—	1,485	(1,147)	—	338	338
Total	$1,875	$1,485	$(2,827)	$—	$533	$533

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) creates process equipment that enables technologies for a cleaner and more productive world. We design, manufacture and market equipment primarily sold to make LEDs and hard-disk drives, as well as for solar cells, power semiconductors, wireless components, and micro-electro-mechanical systems (“MEMS”).

Veeco develops highly differentiated, “best-in-class” process equipment for critical performance steps. Our products feature leading technology, low cost-of-ownership and high throughput. Core competencies in advanced thin film technologies, over 300 patents, and decades of specialized process know-how help us to stay at the forefront of these demanding industries.

Veeco’s LED & Solar segment designs and manufactures metal organic chemical vapor deposition (“MOCVD”) and molecular beam epitaxy (“MBE”) systems and components sold to manufacturers of LEDs, wireless components, power semiconductors, and solar cells, as well as for R&D applications. Our atomic layer deposition (“ALD”)  technology is used by manufacturers of flexible OLED displays and has further applications in the semiconductor and solar markets.

Veeco’s Data Storage segment designs and manufactures systems used to create thin film magnetic heads (“TFMH”s) that read and write data in hard disk drives. These include ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, chemical vapor deposition, and slicing, dicing and lapping systems. While our systems are primarily sold to hard drive customers, they also have applications in optical coatings, MEMS and magnetic sensors, and extreme ultraviolet (“EUV”) lithography.

As of March 31, 2014, Veeco had approximately 800 employees to support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., South Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Veeco Instruments Inc. was organized as a Delaware corporation in 1989.

Highlights of the First Quarter of 2014

Selected financial highlights include:

·                  Revenue increased 47.0% to $90.8 million in 2014 from $61.8 million in 2013. LED & Solar revenues increased 67.2% to $70.7 million from $42.3 million in 2013. Data Storage revenues increased 3.1% to $20.1 million from $19.5 million in 2013;

·                  Orders increased 45.7% to $102.6 million in 2014, compared to $70.4 million in 2013;

·                  Our gross margin increased to 37.2% in 2014 from 36.5% in 2013. Gross margins in LED & Solar increased from 33.1% in 2013 to 37.4%. Data Storage gross margins decreased from 44.0% in 2013 to 36.5%.

·                  Our selling, general and administrative expenses increased to $21.7 million from $19.6 million in 2013. Selling, general and administrative expenses were 23.9% of net sales in 2014 compared to 31.8% in 2013;

·                  Our research and development expenses decreased to $19.8 million from $20.7 million in 2013. Research and development expenses were 21.8% of net sales in 2014, compared to 33.6% in 2013;

·                  Net income (loss) in 2014 was $19.2 million compared to ($10.1) million in 2013;

·                  Diluted net income (loss) per share in 2014 was $0.48  compared to ($0.26) in 2013.

Outlook

After a long downturn in our MOCVD business, LED fab utilization rates have improved to high levels at most key accounts and LED adoption is happening faster than many had expected. Our customers are also reporting better market demand for LED backlighting products. It is encouraging to see that our leading customers are beginning to place orders for capacity expansions. We currently anticipate that Veeco’s second quarter 2014 orders will be similar to or better than first quarter orders. Yet, the timing and magnitude of key customer expansions could cause MOCVD orders to be lumpy and somewhat unpredictable on a quarterly basis, and we lack the visibility to see into the second half of the year.  We continue to invest in MOCVD product and technology development to further improve our customers’ cost of ownership and manufacturing capability. Competitive pricing pressure, which had a dramatic effect on our gross margins in 2013, is also difficult to predict.

Our new ALD business was acquired as a “pre-revenue” business and thus decreased our earnings in 2013 and is currently expected to negatively impact our financial performance this year as well. The timing of production ALD orders from our key customer could have a significant impact on our expected revenue growth and potential return to profitability. We did not receive any ALD orders from our key customer in the first quarter.

Our Data Storage orders were very low in the first quarter.  Low growth is expected to continue in the hard drive industry; our customers have excess manufacturing capacity and they have only been making select technology purchases. Future demand for our Data Storage products is unclear and orders are expected to be lumpy.

We remain focused on our strategy to turn around our financial performance and transition the Company back to profitable growth by: 1) developing and launching game-changing new products that enable cost effective LED lighting, flexible OLED encapsulation and other emerging technologies; 2) improving customer cost of ownership as well as our gross margins; 3) driving process improvement initiatives to make us more efficient; and 4) lowering expenses. We currently anticipate that our losses will continue in the near term.

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

Results of Operations:

Three Months Ended March 31, 2014 and 2013

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2014 interim quarter ends are March 30, June 29 and September 28. The 2013 interim quarter ends were March 31, June 30 and September 29. For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim condensed consolidated financial statements.

The following table shows our Condensed Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the three months ended				Dollar and
	March 31,				Percentage Change
	2014		2013		Period to Period
Net sales	$90,841	100.0%	$61,781	100.0%	$29,060	47.0%
Cost of sales	57,064	62.8%	39,229	63.5%	17,835	45.5%
Gross profit	33,777	37.2%	22,552	36.5%	11,225	49.8%
Operating expenses:
Selling, general and administrative	21,667	23.9%	19,648	31.8%	2,019	10.3%
Research and development	19,768	21.8%	20,737	33.6%	(969)	(4.7)%
Amortization	2,903	3.2%	856	1.4%	2,047	239.1%
Restructuring	392	0.4%	531	0.9%	(139)	(26.2)%
Total operating expenses	44,730	49.2%	41,772	67.6%	2,958	7.1%
Other operating, net	(212)	(0.2)%	404	0.7%	(616)	*
Changes in contingent consideration	(29,368)	(32.3)%	—	0.0%	(29,368)	*
Operating income (loss)	18,627	20.5%	(19,624)	(31.8)%	38,251	*
Interest income (expense), net	164	0.2%	192	0.3%	(28)	(14.6)%
Income (loss) before income taxes	18,791	20.7%	(19,432)	(31.5)%	38,223	*
Income tax provision (benefit)	(369)	(0.4)%	(9,361)	(15.2)%	8,992	(96.1)%
Net income (loss)	$19,160	21.1%	$(10,071)	(16.3)%	$29,231	*

* Not Meaningful

Net Sales

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Net Sales				Dollar and
	For the three months ended March 31,				Percentage Change
	2014	Percent of Total	2013	Percent of Total	Period to Period
Segment Analysis
LED & Solar	$70,755	77.9%	$42,307	68.5%	$28,448	67.2%
Data Storage	20,086	22.1%	19,474	31.5%	612	3.1%
Total	$90,841	100.0%	$61,781	100.0%	$29,060	47.0%
Regional Analysis
Americas (1)	$7,880	8.7%	$12,433	20.1%	$(4,553)	(36.6)%
Europe, Middle East and Africa	10,220	11.3%	4,550	7.4%	5,670	124.6%
Asia Pacific	72,741	80.0%	44,798	72.5%	27,943	62.4%
Total	$90,841	100.0%	$61,781	100.0%	$29,060	47.0%

(1)         Less than 1% of net sales included within the Americas caption above have been derived from other regions outside the United States.

Our LED & Solar segment net sales increased in 2014 primarily due to increased sales of MOCVD systems to our LED customers due to increased capacity demands. Data Storage net sales were essentially flat in 2014 compared to 2013. By region, net sales increased in Asia Pacific, primarily due to an increase in MOCVD sales in China and Japan. Net sales in Europe, Middle East and Africa (“EMEA”) increased primarily due to higher sales of MOCVD and Data Storage products while net sales in the Americas decreased primarily due to lower  sales of our LED and Solar products. We believe that there will continue to be period-to-period variations in the geographic distribution of net sales.

Orders increased 45.7% to $102.6 million from $70.4 million in the comparable prior period. LED & Solar bookings increased 104.0% to $87.2 million, principally due to MOCVD system orders, as our LED customers are making capacity additions. Data Storage bookings decreased 44.3% to $15.4 million from the comparable prior period as our customers have excess manufacturing capacity and they have only been making select technology purchases.

Our book-to-bill ratio for the three months ended March 31, 2014, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was 1.13 to 1. Our backlog as of March 31, 2014 was $154.8 million, compared to $143.3 million as of December 31, 2013. During the three months ended March 31, 2014, we recorded backlog adjustments of approximately $0.2 million related to orders that no longer met our booking criteria. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of March 31, 2014, we had customer deposits of $31.3 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	March 31,		Dollar and Percentage Change
	2014	2013	Period to Period
Gross profit - LED & Solar	$26,452	$13,985	$12,467	89.1%
Gross margin	37.4%	33.1%
Gross profit - Data Storage	$7,325	$8,567	$(1,242)	(14.5)%
Gross margin	36.5%	44.0%
Gross profit - Total Veeco	$33,777	$22,552	$11,225	49.8%
Gross margin	37.2%	36.5%

LED & Solar gross margins increased primarily due to higher volume, partially offset by a sales mix of lower margin products and fewer final acceptances. Data Storage gross margins decreased principally due to a sales mix of lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	March 31,		Dollar and Percentage Change
	2014	2013	Period to Period
Selling, general and administrative	$21,667	$19,648	$2,019	10.3%
Percentage of net sales	23.9%	31.8%

Selling, general and administrative expenses increased primarily due to equity compensation and bonus expense and the addition of costs from our ALD business, which was acquired in the fourth quarter of 2013. Partially offsetting this increase was a reduction in professional fees associated with our review of revenue accounting, which was completed in the fourth quarter of 2013.

Research and Development Expenses

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	March 31,		Dollar and Percentage Change
	2014	2013	Period to Period
Research and development	$19,768	$20,737	$(969)	(4.7)%
Percentage of net sales	21.8%	33.6%

We reduced our overall research and development spending by focusing our research and development expenses on projects in areas we anticipate to be high-growth. We selectively funded these product development activities which resulted in lower professional consulting expense and personnel and personnel-related costs as well as reduced spending for project materials.  This decrease was partially offset by the addition of research and development costs in our ALD business, which was acquired in the fourth quarter of 2013.

Amortization

Amortization for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	March 31,		Dollar and Percentage Change
	2014	2013	Period to Period
Amortization	$2,903	$856	$2,047	239.1%
Percentage of net sales	3.2%	1.4%

Amortization expense increased primarily due to the additional amortization associated with intangible assets acquired as part of our acquisition of our ALD business during the fourth quarter of 2013.

Restructuring

Restructuring for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	March 31,		Dollar and Percentage Change
	2014	2013	Period to Period
Restructuring	$392	$531	$(139)	(26.2)%
Percentage of net sales	0.4%	0.9%

During the three months ended March 31, 2014, we announced the consolidation of our Ft. Collins, Colorado facility into our Plainview, New York facility and took additional measures to improve profitability in a challenging business environment. We expect to substantially complete the consolidation by the end of 2014. We recorded restructuring charges of $0.4 million and notified approximately 49 employees of their termination from the Company. These charges consisted of personnel severance and related costs. We expect to incur approximately $1.3 million of additional restructuring charges in our Data Storage segment throughout the remainder of 2014 related to these actions. The reductions in head count principally relate to our Data Storage and MBE businesses.

During the three months ended March 31, 2013, we took measures to improve profitability in a challenging business environment and notified approximately 20 employees of their termination from the Company. As a result, we recorded restructuring charges of $0.5 million consisting of personnel severance and related costs.

Changes in Contingent Consideration

Changes in contingent consideration for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	March 31,		Dollar and Percentage Change
	2014	2013	Period to Period
Changes in contingent consideration	$(29,368)	$—	$(29,368) *
Percentage of net sales	(32.3)%	0.0%

* Not Meaningful

As part of Veeco’s acquisition agreement with Synos, there were certain contingent payments due to the selling shareholders of Synos dependent on the achievement of certain milestones. The aggregate fair value of the contingent consideration arrangement as of December 31, 2013 was $29.4 million.

We estimate the fair value of acquisition-related contingent consideration based on management’s probability-weighted present value of the consideration expected to be transferred during the remainder of the earn-out period, based on the forecast related to the milestones. The fair value of the contingent consideration is reassessed by us on a quarterly basis based on a collaborative effort of our operations, finance and accounting groups using additional information as it becomes available. Any change in the fair value of an acquisition’s contingent consideration liability results in a remeasurement gain or loss that is recorded in the earnings of that period. As of March 31, 2014, we determined that the agreed upon post-closing milestones were not met or are not expected to be achieved and therefore reversed the remaining $29.4 million liability of the contingent consideration and recorded it as a change in contingent consideration in the Condensed Consolidated Statement of Operations.

The post-closing milestones are divided into two contingencies. The first, tied to receipt of certain purchase orders, had an evaluation date of March 31, 2014, which, was not met and accounted for $20.2 million of the reversed liability. The second is based on achieving certain full year 2014 revenue and gross margin thresholds, which are unlikely to be met and accounted for $9.2 million of the reversed liability. As of March 31, 2014 the second contingency, with a maximum potential value of $75.0 million, remains contractually outstanding.

Income Taxes

Income tax provision (benefit) for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	March 31,		Dollar and Percentage Change
	2014	2013	Period to Period
Income tax provision (benefit)	$(369)	$(9,361)	$8,992	(96.1)%
Effective tax rate	2.0%	48.2%

Our provision for income taxes consists of U.S. federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended March 31, 2014, the effective tax rate was lower than the statutory tax rate principally because we did not provide a current tax benefit on a portion of our domestic pre-tax losses as such amounts are not realizable on a more-likely-than-not basis and we have provided for a full valuation allowance on these amounts. The effective tax rate was also impacted because we did  not provide a tax provision on the gain from the settlement of the contingent consideration related to the Synos acquisition.

For the three months ended March 31, 2013, the effective tax rate was higher than the statutory tax rate as a result of the jurisdictional mix of earnings in our foreign locations, an income tax benefit related to the generation of current year research and development tax credits, and legislation enacted in the first quarter of 2013 which extended the Federal Research and Development Credit for both the 2012 and 2013 tax years.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and short-term investments consist of the following:

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$214,682	$210,799
Restricted cash	764	2,738
Short-term investments	267,402	281,538
Cash, cash equivalents, restricted cash and short-term investments	$482,848	$495,075

As of March 31, 2014 and December 31, 2013, cash and cash equivalents of $158.9 million and $150.6 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is our current intent to permanently reinvest our funds from Singapore, China, Taiwan, South Korea, and Malaysia outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. As of March 31, 2014, we had $117.5 million in cash held offshore on which we would have to pay significant United States income taxes to repatriate in the event that we need the funds for our operations in the United States. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations throughout the global organization. As of March 31, 2014 and December 31, 2013, our restricted cash was in Germany and our short-term investments were in the United States. We believe that our projected cash flow from operations combined with our cash and short term investments will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

A summary of the cash flow activity for the three months ended March 31, 2014 is as follows (in thousands):

Cash Flows from Operating Activities

Net income (loss)	$19,160
Non-cash charges:
Change in contingent consideration	(29,368)
Depreciation and amortization	5,771
Non-cash equity-based compensation	4,722
Other	(1,760)
Changes in operating assets and liabilities:
Accounts receivable	(26,939)
Inventories	8,150
Accounts payable	(7,432)
Accrued expenses, customer deposits, deferred revenue and other current liabilities	11,608
Other	(2,313)
Net cash provided by (used in) operating activities	$(18,401)

The primary cash drivers of the $18.4 million use of cash from operations were:

·                  A $26.9 million use of cash due to the increase in accounts receivable, primarily due to the timing of invoicing to customers resulting in receivables remaining outstanding at the end of the quarter;

·                  A $7.4 million use of cash due to the decrease in accounts payable primarily driven by reduced purchasing activity;

·                  An $8.2 million generation of cash due to the decrease in inventory due to our reduced purchasing activity, and;

·                  An $11.6 million generation of cash due to the increase in accrued expenses primarily driven by increases in payroll related accruals and customer deposits.

Cash Flows from Investing Activities

Proceeds from the liquidation of short-term investments	$32,030
Payments for purchases of short-term investments	(17,989)
Other	78
Net cash provided by (used in) investing activities	$14,119

The primary cash driver of the $14.1 million generation of cash from investing was due to the net liquidation of short-term investments during the period.

Cash Flows from Financing Activities

Proceeds from stock option exercises	$8,316
Other	(240)
Net cash provided by (used in) financing activities	$8,076

The primary cash driver of the $8.1 million generation of cash from financing was an $8.3 million generation of cash due to stock option exercises.

As of March 31, 2014, restricted cash consists of $0.8 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer or lease obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Subsequent to quarter end, on April 11, 2014, we invested an additional $0.6 million in our cost method investment in the form of additional bridge notes.

Contractual Obligations

There have been no significant changes to our “Contractual Obligations” table, except for purchase commitments, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 annual report on Form 10-K. As of March 31, 2014 our purchase commitments are $85.5 million. Pursuant to our agreement to acquire Synos, we may be obligated to pay up to an additional $75 million if certain conditions are met. We currently do not expect this contingency to be met.

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

Short-Term Investments

We determine the appropriate balance sheet classification of our investments at the time of purchase and evaluate the classification at each balance sheet date. As part of our cash management program, we maintain a portfolio of marketable securities which are classified as available-for-sale. These securities include United States treasuries and government agency securities with maturities of greater than three months. Securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in equity. Net realized gains and losses are included in net income (loss).

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

Fair Value Measurements

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

Warranty Cost

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

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. The carrying value of our deferred tax assets is adjusted by a partial valuation allowance to recognize the extent to which the future tax benefits will be recognized on a more likely than not basis. Our deferred tax assets consist primarily of net operating loss and tax credit carry forwards and timing differences between the book and tax treatment of inventory, acquired intangible assets, and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

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

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued ASU No. 2014-08 that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists: In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this as of January 1, 2014 and it did not have a material impact on our consolidated financial statements.

Presentation of Financial Statements: In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. The update provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this as of January 1, 2014 and will evaluate the materiality of its impact on our consolidated financial statements when there are any indications that liquidation is imminent.

Parent’s Accounting for the Cumulative Translation Adjustment: In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment (“CTA”) upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We have adopted this as of January 1, 2014 and currently anticipate that it could have an impact on our consolidated financial statements, in the event of derecognition of a foreign subsidiary in 2014 or subsequently. We cannot currently estimate the amount of CTA to be released into income from any potential derecognition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net sales to foreign customers represented approximately 91.3% and 79.9% of our total net revenues for the three months ended March 31, 2014 and 2013, respectively. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 22.6% and 3.8% of our total net sales for the three months ended March 31, 2014 and 2013, respectively. The significant increase in percentage of net sales in foreign currency was driven by a few large sales, aggregating approximately $16.4 million, that were denominated in Japanese Yen. As of March 31, 2014 the related receivables were still outstanding. We have an economic hedge in the form of Japanese Yen collars to minimize our exposure to changes in foreign currency exchange rates related to these receivables.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The change in currency exchange rates that have the largest impact on translating our international operating profit (loss) is the Japanese Yen and Chinese Yuan. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. The following tables are in thousands:

	As of March 31, 2014
(in thousands)	Component of	Fair Value	Maturity Dates	Notional Amount
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other current assets	$—	April 2014	$6,400
Foreign currency collar	Prepaid and other current assets	573	October 2014	34,069
Total Derivative Instruments		$573		$40,469

	As of December 31, 2013
(in thousands)	Component of	Fair Value	Maturity Dates	Notional Amount
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other current assets	$1	January 2014	$4,700
Foreign currency collar	Prepaid and other current assets	906	October 2014	34,069
Total Derivative Instruments		$907		$38,769

		Amount of realized net gain (loss) and changes in the fair value of derivatives
	Location of realized net gain (loss) and	For the three months ended March 31,
(in thousands)	changes in the fair value of derivatives	2014	2013
Foreign currency exchange forwards	Other operating, net	$(95)	$228
Foreign currency collar	Other operating, net	(333)	—

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

We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $267.4 million as of March 31, 2014. An immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the March 31, 2014 portfolio of approximately $1.4 million. While an increase in interest rates may reduce the fair value of the investment portfolio, it is unlikely that we will realize the losses in our Condensed Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

There have been no changes in our internal controls or other factors during the fiscal quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Letter Agreement dated December 9, 2013 between Veeco and David Glass	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*                                         Filed herewith

**                                  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2014

Veeco Instruments Inc.

	By:	/s/ JOHN R. PEELER
John R. Peeler Chairman and Chief Executive Officer

	By:	/s/ DAVID D. GLASS
David D. Glass Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Letter Agreement dated December 9, 2013 between Veeco and David Glass	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.XSD	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*                                         Filed herewith

**                                  Filed herewith electronically