Form 10-Q
period 2014-06-30
VEECO INSTRUMENTS INC
filed 2014-07-31
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

40,221,908 shares of common stock were outstanding as of the close of business on July 25, 2014.

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

Consequently, such forward looking statements should be regarded solely as the current plans, estimates and beliefs of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us” and “our”, unless the context indicates otherwise). The Company does not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$95,122	$97,435	$185,963	$159,216
Cost of sales	64,449	62,795	121,513	102,024
Gross profit	30,673	34,640	64,450	57,192
Operating expenses:
Selling, general and administrative	21,891	19,779	43,558	39,427
Research and development	21,011	20,870	40,779	41,607
Amortization	2,899	855	5,802	1,711
Restructuring	801	—	1,193	531
Total operating expenses	46,602	41,504	91,332	83,276
Other operating, net	(158)	(52)	(370)	352
Changes in contingent consideration	—	—	(29,368)	—
Operating income (loss)	(15,771)	(6,812)	2,856	(26,436)
Interest income (expense), net	72	236	236	428
Income (loss) before income taxes	(15,699)	(6,576)	3,092	(26,008)
Income tax provision (benefit)	(488)	(2,495)	(857)	(11,856)
Net income (loss)	$(15,211)	$(4,081)	$3,949	$(14,152)

Income (loss) per common share:
Basic:
Income (loss)	$(0.39)	$(0.11)	$0.10	$(0.37)
Diluted :
Income (loss)	$(0.39)	$(0.11)	$0.10	$(0.37)

Weighted average shares outstanding:
Basic	39,379	38,764	39,275	38,740
Diluted	39,379	38,764	40,061	38,740

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(15,211)	$(4,081)	$3,949	$(14,152)
Other comprehensive income (loss), net of tax
Available-for-sale securities
Unrealized gain (loss) on available-for-sale securities	71	(246)	121	(241)
Benefit (provision) for income taxes	—	63	—	79
Less: Reclassification adjustments for gains included in net income (loss)	(45)	(13)	(45)	(50)
Net unrealized gain (loss) on available-for-sale securities	26	(196)	76	(212)
Foreign currency translation
Foreign currency translation	(24)	(323)	109	(1,073)
Benefit (provision) for income taxes	—	(176)	—	(189)
Net foreign currency translation	(24)	(499)	109	(1,262)
Other comprehensive income (loss), net of tax	2	(695)	185	(1,474)
Comprehensive income (loss)	$(15,209)	$(4,776)	$4,134	$(15,626)

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$232,332	$210,799
Short-term investments	252,165	281,538
Restricted cash	518	2,738
Accounts receivable, net	58,323	23,823
Inventories	48,364	59,726
Deferred cost of sales	5,714	724
Prepaid expenses and other current assets	26,774	22,579
Deferred income taxes	9,403	11,716
Total current assets	633,593	613,643
Property, plant and equipment at cost, net	83,141	89,139
Goodwill	91,521	91,348
Deferred income taxes	397	397
Intangible assets, net	108,914	114,716
Other assets	39,506	38,726
Total assets	$957,072	$947,969
Liabilities and equity
Current liabilities:
Accounts payable	$27,777	$35,755
Accrued expenses and other current liabilities	35,360	51,084
Customer deposits and deferred revenue	57,580	34,754
Income taxes payable	6,796	6,149
Deferred income taxes	159	159
Current portion of long-term debt	302	290
Total current liabilities	127,974	128,191

Deferred income taxes	23,057	28,052
Long-term debt	1,694	1,847
Other liabilities	2,912	9,649
Total liabilities	155,637	167,739
Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 40,210,710 and 39,666,195 shares issued and outstanding in 2014 and 2013, respectively	402	397
Additional paid-in capital	738,418	721,352
Retained earnings	57,809	53,860
Accumulated other comprehensive income	4,806	4,621
Total equity	801,435	780,230
Total liabilities and equity	$957,072	$947,969

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$3,949	$(14,152)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	11,600	7,985
Deferred income taxes	(2,675)	(10,571)
Non-cash equity-based compensation	9,813	6,292
Provision (recovery) for bad debt	(1,936)	11
Gross profit from sales of lab tools	(2,435)	—
Change in contingent consideration	(29,368)	—
Excess tax benefits from equity-based compensation	—	(461)
Other, net	—	15
Changes in operating assets and liabilities:
Accounts receivable	(32,721)	18,099
Inventories	12,052	(4,211)
Prepaid expenses and other current assets	(6,621)	(8,901)
Accounts payable	(8,026)	20,912
Accrued expenses, customer deposits, deferred revenue and other current liabilities	29,638	(7,095)
Income taxes payable	646	(1,708)
Other, net	(692)	7,536
Net cash provided by (used in) operating activities	(16,776)	13,751

Cash Flows from Investing Activities
Capital expenditures	(4,509)	(5,999)
Proceeds from the liquidation of short-term investments	121,233	272,449
Payments for purchases of short-term investments	(92,029)	(420,767)
Proceeds from sale of lab tools	7,034	—
Other	(685)	(718)
Net cash provided by (used in) investing activities	31,044	(155,035)

Cash Flows from Financing Activities
Proceeds from stock option exercises	9,125	313
Restricted stock tax withholdings	(1,867)	(2,335)
Excess tax benefits from equity-based compensation	—	461
Repayments of long-term debt	(141)	(132)
Net cash provided by (used in) financing activities	7,117	(1,693)

Effect of exchange rate changes on cash and cash equivalents	148	(32)
Net increase (decrease) in cash and cash equivalents	21,533	(143,009)
Cash and cash equivalents as of beginning of period	210,799	384,557
Cash and cash equivalents as of end of period	$232,332	$241,548

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us” and “our”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Income (Loss) Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	39,379	38,764	39,275	38,740
Dilutive effect of stock options and restricted stock	—	—	786	—
Diluted weighted average shares outstanding	39,379	38,764	40,061	38,740

Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. For the three months ended June 30, 2014 and the three and six months ended June 30, 2013, we reported a net loss, and accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to basic weighted average shares outstanding would be antidilutive. As a result, for the three months ended June 30, 2014 and the three and six months ended June 30, 2013, we excluded 0.8 million, 0.7 million and 0.6 million common equivalent shares, respectively, that would have otherwise been dilutive.

Additionally, not included above were additional stock options and restricted stock outstanding that had exercise or grant prices in excess of the average market value of our common stock during the period and are therefore antidilutive. There were 1.4 million of such underlying shares for both the three and six months ended June 30, 2014. There were 0.9 million and 1.2 million of such underlying shares for the three and six months ended June 30, 2013, respectively.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists with a customer; delivery of the specified products has occurred or services have been rendered; prices are contractually fixed or determinable; and collectability is reasonably assured. Revenue is recorded including shipping and handling costs and excluding applicable taxes related to sales. A significant portion of our revenue is derived from contractual arrangements with customers that have multiple elements, such as systems, upgrades, components, spare parts, maintenance and service plans. For sales arrangements that contain multiple elements, we split the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. We also evaluate whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby we assess, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other. When we have separate units of accounting, we allocate revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We utilize BESP for the majority of the elements in our arrangements. The accounting guidance for selling price hierarchy did not include BESP for arrangements entered into prior to January 1, 2011; as such we recognized revenue for those arrangements as described below.

We consider many facts when evaluating each of our sales arrangements to determine the timing of revenue recognition including the contractual obligations, the customer’s creditworthiness and the nature of the customer’s post-delivery acceptance provisions. Our system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For the majority of our arrangements, a customer source inspection of the system is performed in our facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that will be performed at the customer’s site prior to final acceptance of the system. As such, we objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery and, therefore, we recognize revenue upon delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below. For new products, new applications of existing products or for products with substantive customer acceptance provisions where we cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

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

Recent Accounting Pronouncements

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (Topic 718).  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606).  ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard outlines a five-step model to be used to make the revenue recognition determination and requires new financial statement disclosures. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows entities to choose among different transition alternatives. We are evaluating the impact of adopting the standard on our consolidated financial statements and related financial statement disclosures and we have not yet determined which method of adoption will be selected.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity: In April 2014, the FASB issued ASU No. 2014-08 that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Parent’s Accounting for the Cumulative Translation Adjustment: In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment (“CTA”) upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We have adopted this as of January 1, 2014 and currently anticipate that it could have an impact on our consolidated financial statements, in the event of derecognition of a foreign subsidiary in 2014 or thereafter. During the three months ended June 30, 2014, the Company began executing a plan to liquidate our foreign subsidiary in Japan. Please see note Commitments, Contingencies and Other Matters for additional information.

Note 2 — Business Combinations

On October 1, 2013 (“the Acquisition Date”), Veeco acquired 100% of the outstanding common shares and voting interest of Synos Technology, Inc. (“Synos”). The results of Synos’ operations have been included in the consolidated financial statements since that date. Synos is an early stage manufacturer of fast array scanning atomic layer deposition (“FAST-ALD”) tools for Organic LED (“OLED”)  and other applications. As a result of the acquisition, the Company has entered the ALD market which is complimentary to the Company’s MOCVD LED offerings. The purchase price allocation is still preliminary.

As part of Veeco’s acquisition agreement with Synos, there were certain contingent payments due to the selling shareholders of Synos dependent on the achievement of certain milestones. The aggregate fair value of the contingent consideration arrangement as of December 31, 2013 was $29.4 million.

We estimate the fair value of acquisition-related contingent consideration based on management’s probability-weighted present value of the consideration expected to be transferred during the remainder of the earn-out period, based on the forecast related to the milestones. The fair value of the contingent consideration is reassessed by us on a quarterly basis using additional information as it becomes available. Any change in the fair value of an acquisition’s contingent consideration liability results in a gain or loss that is recorded in the earnings of that period. As of March 31, 2014, we determined that the agreed upon post-closing milestones were not met or are not expected to be achieved and therefore reversed the remaining $29.4 million liability of the contingent consideration and recorded it as a change in contingent consideration in the Consolidated Statement of Operations.

The post-closing milestones are divided into two contingencies. The first, tied to receipt of certain purchase orders, had an evaluation date of March 31, 2014, which was not met and accounted for $20.2 million of the reversed liability. The second is based on achieving certain full year 2014 revenue and gross margin thresholds, which are unlikely to be met and accounted for $9.2 million of the reversed liability. As of June 30, 2014 the second contingency, with a maximum potential value of $75.0 million, remains contractually outstanding.

During the three months ended June 30, 2014, we finalized the working capital adjustment under the purchase agreement. Upon acquisition, the working capital adjustment was estimated to be $2.7 million. Based on the final adjustment, the working capital adjustment was reduced to $1.3 million. As a result, a $1.4 million adjustment was made that increased goodwill by $0.2 million and reduced accrued expenses by $1.2 million for the relief of a potential liability that the former shareholders have retained.

Note 3—Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our effective tax rate for the three months ended June 30, 2014 was a benefit of 3.1% compared to a benefit of 37.9% during the three months ended June 30, 2013. Our effective tax rate for the six months ended June 30, 2014 was a benefit of 27.7% compared to a benefit of 45.6% during the six months ended June 30, 2013. A tax benefit for each period was provided to the extent of future reversals of taxable temporary differences which relate primarily to tax deductible intangibles. Our effective tax rate for 2014 differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 35% primarily because of the inability to recognize such benefit due to uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable us to realize the federal carry forward benefit. The effective tax rate for the six months ended June 30, 2014, was also impacted because we did not provide a tax provision on the gain from the settlement of the contingent consideration related to the Synos acquisition. Our effective tax rate for 2013 differed from the U.S. federal statutory rate as a result of the jurisdictional mix of earnings in our foreign locations, an income tax benefit related to the generation of current year research and development tax credits, and legislation enacted in the first quarter of 2013 which extended the Federal Research & Development Credit for both the 2012 and 2013 tax years.

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

Short-Term Investments

Total available-for-sale securities and gains and losses in Accumulated Other Comprehensive Income (Loss) consist of the following (in thousands):

	June 30, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. treasuries	$123,672	$12	$—	$123,684
Corporate debt	65,176	111	(2)	65,285
Government agency securities	63,192	4	—	63,196
Total available-for-sale securities	$252,040	$127	$(2)	$252,165

During the three and six months ended June 30, 2014, available-for-sale securities were liquidated for total proceeds of $89.2 million and $121.2 million, respectively. For the three and six months ended June 30, 2014 there were minimal realized gains on these liquidations. During the three and six months ended June 30, 2013, available-for-sale securities were liquidated for total proceeds of $171.2 million and $272.4 million, respectively. For the three and six months ended June 30, 2013 there were minimal realized gains on these liquidations. The cost of securities sold is based on specific identification.

	December 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. treasuries	$130,956	$22	$(1)	$130,977
Corporate debt	77,582	55	(36)	77,601
Government agency securities	61,004	9	—	61,013
Commercial paper	11,947	—	—	11,947
Total available-for-sale securities	$281,489	$86	$(37)	$281,538

The table below shows the fair value of short-term investments that have been in an unrealized loss position for less than 12 months (in thousands):

	June 30, 2014
	Less than 12 months
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt	$3,350	$(2)
Total	$3,350	$(2)

	December 31, 2013
	Less than 12 months
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt	$37,654	$(36)
U. S. treasuries	29,068	(1)
Total	$66,722	$(37)

We did not hold any short-term investments that have been in an unrealized loss position for 12 months or longer for the periods noted in the tables above.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary or other-than-temporary and therefore impaired include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery. The Company believes the gross unrealized losses on the Company’s short-term investments as of June 30, 2014 and December 31, 2013 were temporary in nature and therefore did not recognize any impairment.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

June 30, 2014
Estimated Fair Value
Due in one year or less	$212,814
Due in 1—2 years	39,351
Total available-for-sale securities	$252,165

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of June 30, 2014 and December 31, 2013, restricted cash was $0.5 million and $2.7 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, Net

Accounts receivable are presented net of allowance for doubtful accounts of $0.8 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively. We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we become aware of circumstances that may impair a customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the we reasonably believe will be collected. For all other customers, we recognize an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and its historical experience.

During the three and six months ended June 30, 2014, we collected $1.9 million of previously reserved accounts. As a result, we reversed the related allowance and bad debt expense associated with this receivable.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2014	2013
Materials	$29,034	$34,301
Work in process	12,736	12,900
Finished goods	6,594	12,525
	$48,364	$59,726

Property, Plant and Equipment, Net

As of June 30, 2014, we are holding $2.9 million of tools that were previously used in our laboratories, for sale. These tools are carried in machinery and equipment, as a component of property, plant and equipment, net in our Consolidated Balance Sheets. These tools are the same type of tools we sell to our customers in the ordinary course of our business. During the three and six months ended June 30, 2014, we converted and sold $3.2 million and $4.6 million, respectively, of tools that we had previously used in our laboratories as Veeco Certified Equipment at an aggregate selling price of $4.7 million and $7.0 million, respectively, which is included in revenue in our Consolidated Statements of Operations.

Goodwill

Changes in our goodwill are as follows (in thousands):

Beginning balance as of December 31, 2013	$91,348
Purchase price adjustment (see Business Combinations)	173
Ending balance as of June 30, 2014	$91,521

Cost Method Investment

We maintain certain investments in support of our strategic business objectives, including a non-marketable cost method investment.  Our ownership interest is less than 20% of the investee’s voting stock and we do not exert significant influence, therefore the investment is recorded at cost. The carrying value of the investment was $17.7 million and $16.9 million at June 30, 2014 and December 31, 2013, respectively and is included in “Other assets” on the Consolidated Balance Sheet. The investment is subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing, and the impact of any relevant contractual equity preferences held by us or others. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Customer Deposits and Deferred Revenue

As of June 30, 2014 and December 31, 2013, we had customer deposits of $33.5 million and $27.5 million, respectively recorded as a component of customer deposits and deferred revenue.

Accrued Warranty

We estimate the costs that may be incurred under the warranties we provide and record a liability in the amount of such costs at the time the related revenue is recognized. Factors that affect our warranty liability include product failure rates, material usage and labor costs incurred in correcting product failures during the warranty period. This accrual is recorded in accrued expenses and other current liabilities in our Consolidated Balance Sheets. We periodically assess the adequacy of our recognized warranty liability and adjust the amount as necessary. Changes in our warranty liability during the period are as follows (in thousands):

	June 30,
	2014	2013
Balance as of the beginning of period	$5,662	$4,942
Warranties issued during the period	1,653	1,806
Settlements made during the period	(1,963)	(2,540)
Changes in estimate during the period	279	—
Balance as of the end of period	$5,631	$4,208

Mortgage Payable

We have a mortgage payable with approximately $2.0 million and $2.1 million outstanding as of June 30, 2014 and December 31, 2013, respectively. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on January 1, 2020. We estimate the fair value of the mortgage as of June 30, 2014 and December 31, 2013 was approximately $2.1 million and $2.3 million, respectively.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	Gross	Taxes	Net
As of June 30, 2014
Translation adjustments	$5,827	$(392)	$5,435
Minimum pension liability	(1,160)	424	(736)
Unrealized gain on available-for-sale securities	125	(18)	107
Accumulated other comprehensive income	$4,792	$14	$4,806

	Gross	Taxes	Net
As of December 31, 2013
Translation adjustments	$5,718	$(392)	$5,326
Minimum pension liability	(1,160)	424	(736)
Unrealized gain on available-for-sale securities	49	(18)	31
Accumulated other comprehensive income	$4,607	$14	$4,621

Equity

Summary share activities impacting our common stock and additional paid-in capital balances are as follows (in thousands):

For the Six Months Ended June 30, 2014
Shares
Restricted Stock
Grants	206

Gross Vesting	168
Shares Withheld to Cover Taxes & Cancelled	(55)
Net Shares Vested	113

Stock Options
Exercised	384

Note 5—Segment Information

We have five identified operating segments that we aggregate into two reportable segments: the VIBE and Mechanical operating segments which are reported in our Data Storage segment; and the metal organic chemical vapor deposition (“MOCVD”), molecular beam epitaxy (“MBE”) and atomic layer deposition (“ALD”) operating segments are reported in our LED & Solar segment. We manage the business, review operating results and assess performance, as well as allocate resources, based upon our operating segments that reflect the market focus of each business. The LED & Solar segment consists of MOCVD systems, MBE systems, thermal deposition sources, ALD technology and other types of deposition systems. These systems are primarily sold to customers in the LED, OLED and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, Poughkeepsie, New York, St. Paul, Minnesota, Fremont, California, and Korea. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry. This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Camarillo, California.

We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and other items (“segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment profit (loss) reports baseline performance and thus provides useful information. Other items include restructuring expenses, asset impairment charges, equity-based compensation expense and other non-recurring items. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following tables present certain data pertaining to our reportable segments and a reconciliation of segment profit (loss) to income (loss) before income taxes for the three and six months ended June 30, 2014 and 2013, respectively, and goodwill and total assets as of June 30, 2014 and December 31, 2013 (in thousands):

	LED & Solar	Data Storage	Unallocated	Total
Three months ended June 30, 2014
Net sales	$77,154	$17,968	$—	$95,122
Segment profit (loss)	$(1,616)	$(343)	$(5,021)	$(6,980)
Interest income (expense), net	—	—	72	72
Amortization	(2,576)	(323)	—	(2,899)
Equity-based compensation	(2,339)	(683)	(2,069)	(5,091)
Restructuring	(73)	(728)	—	(801)
Income (loss) before income taxes	$(6,604)	$(2,077)	$(7,018)	$(15,699)
Three months ended June 30, 2013
Net sales	$75,933	$21,502	$—	$97,435
Segment profit (loss)	$3,124	$(121)	$(5,247)	$(2,244)
Interest income (expense), net	—	—	236	236
Amortization	(532)	(323)	—	(855)
Equity-based compensation	(1,316)	(488)	(1,909)	(3,713)
Income (loss) before income taxes	$1,276	$(932)	$(6,920)	$(6,576)

	LED & Solar	Data Storage	Unallocated	Total
Six months ended June 30, 2014
Net sales	$147,909	$38,054	$—	$185,963
Segment profit (loss)	$508	$(991)	$(9,221)	$(9,704)
Interest income (expense), net	—	—	236	236
Amortization	(5,155)	(647)	—	(5,802)
Equity-based compensation	(4,512)	(1,382)	(3,919)	(9,813)
Restructuring	(237)	(956)	—	(1,193)
Changes in contingent consideration	29,368	—	—	29,368
Income (loss) before income taxes	$19,972	$(3,976)	$(12,904)	$3,092
Six months ended June 30, 2013
Net sales	$118,240	$40,976	$—	$159,216
Segment profit (loss)	$(8,098)	$254	$(10,058)	$(17,902)
Interest income (expense), net	—	—	428	428
Amortization	(1,064)	(647)	—	(1,711)
Equity-based compensation	(2,026)	(618)	(3,648)	(6,292)
Restructuring	(423)	(50)	(58)	(531)
Income (loss) before income taxes	$(11,611)	$(1,061)	$(13,336)	$(26,008)

	LED & Solar	Data Storage	Unallocated	Total
As of June 30, 2014
Goodwill	$91,521	$—	$—	$91,521
Total assets	$384,903	$35,611	$536,558	$957,072

As of December 31, 2013
Goodwill	$91,348	$—	$—	$91,348
Total assets	$359,464	$37,910	$550,595	$947,969

As of June 30, 2014 and December 31, 2013 unallocated assets were comprised principally of cash and cash equivalents, restricted cash and short-term investments.

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of June 30, 2014 and December 31, 2013, are as follows (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
U.S. treasuries	$123,684	$—	$—	$123,684
Corporate debt	—	65,285	—	65,285
Government agency securities	—	63,196	—	63,196

	December 31, 2013
	Level 1	Level 2	Level 3	Total
U.S. treasuries	$130,977	$—	$—	$130,977
Corporate debt	—	77,601	—	77,601
Government agency securities	—	61,013	—	61,013
Commercial paper	—	11,947	—	11,947
Derivative instrument	—	907	—	907
Contingent consideration	—	—	(29,368)	(29,368)

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

We estimate the fair value of acquisition-related contingent consideration based on management’s probability-weighted present value of the consideration expected to be transferred during the remainder of the earn-out period, based on forecast related to the milestones. The fair value of the contingent consideration is reassessed by us on a quarterly basis using additional information as it becomes available. Any change in the fair value of an acquisition’s contingent consideration liability results in a gain or loss that is recorded in the earnings of that period. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

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

A reconciliation of the amount in Level 3 is as follows (in thousands):

Level 3
Balance as of December 31, 2013	$(29,368)
Addition of contingent consideration	—
Payment on contingent consideration, net of adjustment	—
Fair value adjustment of contingent consideration	29,368
Balance as of June 30, 2014	$—

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

During the three months ended December 31, 2013, we entered into an economic hedge in the form of Japanese Yen collars to minimize our exposure to changes in foreign currency exchange rates related to a particular receivable. The net fair value of these collars as of December 31, 2013 was approximately $0.9 million. During the three months ended June 30, 2014, the collars were closed and resulted in a realized gain of $0.4 million. As of June 30, 2014, there were no outstanding derivative instruments.

	As of December 31, 2013
(in thousands)	Component of	Fair Value	Maturity Dates	Notional Amount
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other current assets	$1	January 2014	$4,700
Foreign currency collar	Prepaid and other current assets	906	October 2014	34,069
Total Derivative Instruments		$907		$38,769

		Amount of realized net gain (loss) and changes in the fair value of derivatives
		For the three months ended		For the six months ended
	Location of realized net gain (loss) and	June 30,		June 30,
(in thousands)	changes in the fair value of derivatives	2014	2013	2014	2013
Foreign currency exchange forwards	Other operating, net	$6	$(71)	$(89)	$157
Foreign currency collar	Other operating, net	(124)	—	(457)	—

	For the three months ended		For the six months ended
	2014	2013	2014	2013
Weighted average notional amount of deratives outstanding	$10,457	$1,360	$11,201	$1,994

These contracts were valued using market quotes in the secondary market for similar instruments (fair value Level 2, please see our footnote Fair Value Measurements).

Note 8— Commitments, Contingencies and Other Matters

Restructuring and Other Charges

During the first quarter of 2014, we announced the consolidation of our Ft. Collins, Colorado facility into our Plainview, New York facility and took additional measures to improve profitability in a challenging business environment. We expect to substantially complete the consolidation by the end of 2014. During the three and six months ended June 30, 2014, we recorded restructuring charges of $0.8 million and $1.2 million. During the six months ended June 30, 2014 we notified approximately 49 employees of their termination from the Company. These charges consisted of personnel severance and related costs. We expect to incur approximately $1.1 million and $0.1 million of additional restructuring charges in our Data Storage segment throughout the remainder of 2014 and 2015, respectively, related to these actions. The reductions in head count principally relate to our Data Storage and MBE businesses.

During the six months ended June 30, 2013, we took measures to improve profitability, including a reduction of discretionary expenses, realignment of our senior management team and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded a restructuring charge of $0.5 million. We did not record any restructuring charges during the three months ended June 30, 2013.

Subsequent to quarter end, the company announced additional restructuring activities. Included in these activities is further consolidation of our Data Storage Segment facilities and additional headcount reductions to help contain costs and further improve profitability. As a result of these actions, we anticipate total costs of approximately $3.9 million, all of which will be incurred through the remainder of 2014.

Restructuring Liability

The following is a reconciliation of the restructuring liability through June 30, 2014 (in thousands):

	Rollforward of Restructuring Liability
	Balance as of	For the six months ended June 30, 2014			Balance as of	Short-term
	January 1, 2014	Expense Incurred	Cash Payments	Adjustments	June 30, 2014	portion
2012 Restructuring	$195	$—	$(195)	$—	$—	$—
2013 Restructuring	338	—	(182)	—	156	156
2014 Restructuring	—	1,193	(489)	—	704	704
Total	$533	$1,193	$(866)	$—	$860	$860

The balance of the short-term liability will be paid over the next 12 months.

The following is a reconciliation of the restructuring liability through December 31, 2013 (in thousands):

	Rollforward of Restructuring Liability
	Balance as of	For the year ended December 31, 2013			Balance as of	Short-term
	January 1, 2013	Expense Incurred	Cash Payments	Adjustments	December 31, 2013	portion
2012 Restructuring	$1,875	$—	$(1,680)	$—	$195	$195
2013 Restructuring	—	1,485	(1,147)	—	338	338
Total	$1,875	$1,485	$(2,827)	$—	$533	$533

Cumulative Translation Adjustment

During the three months ended June 30, 2014, the Company began executing a plan to liquidate our foreign subsidiary in Japan. We currently expect to be substantially liquidated by the end of the year. As a result of this liquidation we expect to realize into income the balance of the CTA at the time of liquidation. The balance in the CTA account as of June 30, 2014 was approximately $3.5 million.

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

As of June 30, 2014, Veeco had approximately 780 employees to support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., South Korea, Taiwan, China, Singapore, Japan, Europe and other locations.

Veeco Instruments Inc. was organized as a Delaware corporation in 1989.

Highlights of the Second Quarter of 2014

Selected financial highlights include:

•                  Revenue decreased 2.4% to $95.1 million in 2014 from $97.4 million in 2013. LED & Solar revenues increased 1.6% to $77.1 million from $75.9 million in 2013. Data Storage revenues decreased 16.4% to $18.0 million from $21.5 million in 2013;

•                  Orders increased 22.6% to $104.0 million in 2014, compared to $84.8 million in 2013;

•                  Our gross margin decreased to 32.2% in 2014 from 35.6% in 2013. Gross margins in LED & Solar decreased from 34.7% in 2013 to 31.0%. Data Storage gross margins decreased from 38.6% in 2013 to 37.7%.

•                  Our selling, general and administrative expenses increased to $21.9 million from $19.8 million in 2013. Selling, general and administrative expenses were 23.0% of net sales in 2014 compared to 20.3% in 2013;

•                  Our research and development expenses increased to $21.0 million from $20.9 million in 2013. Research and development expenses were 22.1% of net sales in 2014, compared to 21.4% in 2013;

•                  Net income (loss) in 2014 was ($15.2) million compared to ($4.1) million in 2013;

•                  Diluted net income (loss) per share in 2014 was ($0.39) compared to ($0.11) in 2013.

Outlook

After a long downturn in our MOCVD business, LED fab utilization rates have improved to high levels at most key accounts and LED lighting adoption is accelerating. Our customers are also reporting better market demand for LED backlighting products. It is encouraging to see that our leading customers are beginning to place orders for capacity expansions. MOCVD business conditions have improved from last year, but we have seen no sustained improvement in our other businesses. We have been working to streamline our business operations and reduce our expense structure, enabling investments in high growth opportunities such as LED and OLED display. These activities are planned through the rest of 2014 and will result in an approximate 10% reduction in our operating expenses as we exit 2014.

Trends in the LED markets remain favorable, as indicated by our MOCVD first half order and revenue patterns compared to last year. While quarterly MOCVD order patterns fluctuate, we see solid growth ahead. We expect that Veeco’s orders in the second half of fiscal 2014 will be better than the first half, driven primarily by growth in MOCVD. Yet, the timing and magnitude of key customer expansions could cause MOCVD orders to vary and be unpredictable on a quarterly basis. We continue to invest in MOCVD products and technology development to further improve our customers’ cost of ownership and manufacturing capability. Competitive pricing pressure, which had a dramatic effect on our gross margins in 2013, is also difficult to predict.

Our new ALD business was acquired as a “pre-revenue” business and thus decreased our earnings in 2013 and is currently expected to negatively impact our financial performance this year as well. The timing of production ALD orders from our key customer could have a significant impact on our expected revenue growth. We did not receive any ALD orders from our key customer in the first half of 2014.

While Data Storage orders improved a bit on a sequential basis, low growth is expected to continue in the hard drive industry; our customers have excess manufacturing capacity and they have only been making select technology purchases. Future demand for our Data Storage products is unclear and orders are expected to fluctuate.

We remain focused on managing the Company back to profitable growth by: 1) developing and launching game-changing new products that enable cost effective LED lighting, flexible OLED display encapsulation and other emerging technologies; 2) improving customer cost of ownership as well as our gross margins; 3) driving process improvement initiatives to make us more efficient; and 4) lowering expenses. The combination of improved business conditions, execution on our growth initiatives and lower operating expenses should help improve the Company’s profitability in 2015.

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

Results of Operations:

Three Months Ended June 30, 2014 and 2013

Consistent with prior years, we report interim quarters, other than fourth quarters which always end on December 31, on a 13-week basis ending on the last Sunday within such period. The interim quarter ends are determined at the beginning of each year based on the 13-week quarters. The 2014 interim quarter ends are March 30, June 29 and September 28. The 2013 interim quarter ends were March 31, June 30 and September 29. For ease of reference, we report these interim quarter ends as March 31, June 30, and September 30 in our interim consolidated financial statements.

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended June 30, 2014 and 2013 (dollars in thousands):

	For the three months ended				Dollar and
	June 30,				Percentage Change
	2014		2013		Period to Period
Net sales	$95,122	100.0%	$97,435	100.0%	$(2,313)	(2.4)%
Cost of sales	64,449	67.8%	62,795	64.4%	1,654	2.6%
Gross profit	30,673	32.2%	34,640	35.6%	(3,967)	(11.5)%
Operating expenses:
Selling, general and administrative	21,891	23.0%	19,779	20.3%	2,112	10.7%
Research and development	21,011	22.1%	20,870	21.4%	141	0.7%
Amortization	2,899	3.0%	855	0.9%	2,044	239.1%
Restructuring	801	0.8%	—	0.0%	801	*
Total operating expenses	46,602	49.0%	41,504	42.6%	5,098	12.3%
Other operating, net	(158)	(0.2)%	(52)	(0.1)%	(106)	203.8%
Operating income (loss)	(15,771)	(16.6)%	(6,812)	(7.0)%	(8,959)	131.5%
Interest income (expense), net	72	0.1%	236	0.2%	(164)	(69.5)%
Income (loss) before income taxes	(15,699)	(16.5)%	(6,576)	(6.7)%	(9,123)	138.7%
Income tax provision (benefit)	(488)	(0.5)%	(2,495)	(2.6)%	2,007	(80.4)%
Net income (loss)	$(15,211)	(16.0)%	$(4,081)	(4.2)%	$(11,130)	272.7%

* Not Meaningful

Net Sales

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Net Sales				Dollar and
	For the three months ended June 30,				Percentage Change
	2014	Percent of Total	2013	Percent of Total	Period to Period
Segment Analysis
LED & Solar	$77,154	81.1%	$75,933	77.9%	$1,221	1.6%
Data Storage	17,968	18.9%	21,502	22.1%	(3,534)	(16.4)%
Total	$95,122	100.0%	$97,435	100.0%	$(2,313)	(2.4)%
Regional Analysis
Americas (1)	$14,410	15.1%	$12,644	13.0%	$1,766	14.0%
Europe, Middle East and Africa	6,099	6.4%	6,930	7.1%	(831)	(12.0)%
Asia Pacific	74,613	78.5%	77,861	79.9%	(3,248)	(4.2)%
Total	$95,122	100.0%	$97,435	100.0%	$(2,313)	(2.4)%

(1)         Less than 1% of net sales included within the Americas caption above have been derived from other regions outside the United States.

Our LED & Solar segment net sales increased slightly in 2014 primarily due to higher sales of MBE systems. Data Storage net sales decreased in 2014 as our customers continue to have excess manufacturing capacity and have only been making select technology purchases.  By region, net sales decreased in Asia Pacific, primarily due to a decrease in MOCVD sales in China and Japan. Net sales in Europe, Middle East and Africa (“EMEA”) also decreased primarily due to lower sales of our Data Storage products, while net sales in the Americas increased primarily due to higher sales of our LED and Solar products. We believe that there will continue to be period-to-period variations in the geographic distribution of net sales.

Orders increased 22.6% to $104.0 million from $84.8 million in the comparable prior period. LED & Solar bookings increased 38.9% to $80.7 million, principally due to MOCVD system orders, as certain of our LED customers are making modest capacity additions. Data Storage bookings decreased 12.4% to $23.3 million from the comparable prior period as our customers continue to have excess manufacturing capacity and have only been making select technology purchases.

Our book-to-bill ratio for the three months ended June 30, 2014, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was 1.09 to 1. Our backlog as of June 30, 2014 was $162.8 million, compared to $143.3 million as of December 31, 2013. During the three months ended June 30, 2014, we recorded backlog adjustments of approximately $0.7 million related to orders that no longer met our booking criteria as well as an adjustments related to foreign currency translation of $0.2 million. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of June 30, 2014, we had customer deposits of $33.5 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Gross profit - LED & Solar	$23,891	$26,349	$(2,458)	(9.3)%
Gross margin	31.0%	34.7%
Gross profit - Data Storage	$6,782	$8,291	$(1,509)	(18.2)%
Gross margin	37.7%	38.6%
Gross profit - Total Veeco	$30,673	$34,640	$(3,967)	(11.5)%
Gross margin	32.2%	35.6%

LED & Solar gross margins decreased primarily due to a sales mix of lower margin products. Lower average selling prices and fewer final acceptances also contributed to the decline in gross margin. Data Storage gross margins decreased principally due to a reduction in volume, partially offset by a sales mix of higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Selling, general and administrative	$21,891	$19,779	$2,112	10.7%
Percentage of net sales	23.0%	20.3%

Selling, general and administrative expenses increased primarily due to equity compensation, personnel and personnel-related, and bonus expenses as well as the addition of costs from our ALD business, which was acquired in the fourth quarter of 2013.  Partially offsetting this increase was the collection of a customer receivable during the second quarter, which was previously reserved for in the fourth quarter of 2013, and a reduction in professional fees associated with our review of revenue accounting, which was completed in the fourth quarter of 2013.

Research and Development Expenses

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Research and development	$21,011	$20,870	$141	0.7%
Percentage of net sales	22.1%	21.4%

Research and development expenses remained flat.  The addition of research and development costs in our ALD business, which was acquired in the fourth quarter of 2013, was principally offset by a reduction in overall research and development spending across the Company.  We continue to focus our research and development expenses on projects in areas we anticipate to be high-growth. We selectively funded these product development activities which resulted in lower professional consulting expense, as well as reduced spending for project materials and personnel and personnel-related costs.

Amortization

Amortization for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Amortization	$2,899	$855	$2,044	239.1%
Percentage of net sales	3.0%	0.9%

Amortization expense increased primarily due to the additional amortization associated with intangible assets acquired as part of our acquisition of our ALD business during the fourth quarter of 2013.

Restructuring

Restructuring for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Restructuring	$801	$—	$801 *
Percentage of net sales	0.8%	*

* Not Meaningful

During the first quarter of 2014, we announced the consolidation of our Ft. Collins, Colorado facility into our Plainview, New York facility and took additional measures to improve profitability in a challenging business environment. We expect to substantially complete the consolidation by the end of 2014. During the three months ended June 30, 2014, we recorded restructuring charges of $0.8 million. These charges consisted of personnel severance and related costs. We expect to incur approximately $1.1 million and $0.1 million of additional restructuring charges in our Data Storage segment throughout the remainder of 2014 and 2015, respectively, related to these actions. The reductions in head count principally relate to our Data Storage and MBE businesses.

Subsequent to quarter end, the company announced additional restructuring activities. Included in these activities is further consolidation of our Data Storage Segment facilities and additional headcount reductions to help contain costs and further improve profitability. As a result of these actions, we anticipate total costs of approximately $3.9 million, all of which will be incurred through the remainder of 2014.

We did not record any restructuring charges during the three months ended June 30, 2013.

Income Taxes

Income tax provision (benefit) for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Income tax provision (benefit)	$(488)	$(2,495)	$2,007	(80.4)%
Effective tax rate	3.1%	37.9%

Our provision for income taxes consists of U.S. federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended June 30, 2014, the effective tax rate was lower than the statutory tax rate principally because we did not provide a current tax benefit on a portion of our domestic pre-tax losses as such amounts are not realizable on a more-likely-than-not basis and we have provided for a full valuation allowance on these amounts.

For the three months ended June 30, 2013, the effective tax rate was higher than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates and an income tax benefit related to the generation of current year research and development tax credits.

Six Months Ended June 30, 2014 and 2013

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the six months ended				Dollar and
	June 30,				Percentage Change
	2014		2013		Period to Period
Net sales	$185,963	100.0%	$159,216	100.0%	$26,747	16.8%
Cost of sales	121,513	65.3%	102,024	64.1%	19,489	19.1%
Gross profit	64,450	34.7%	57,192	35.9%	7,258	12.7%
Operating expenses:
Selling, general and administrative	43,558	23.4%	39,427	24.8%	4,131	10.5%
Research and development	40,779	21.9%	41,607	26.1%	(828)	(2.0)%
Amortization	5,802	3.1%	1,711	1.1%	4,091	239.1%
Restructuring	1,193	0.6%	531	0.3%	662	124.7%
Total operating expenses	91,332	49.1%	83,276	52.3%	8,056	9.7%
Other operating, net	(370)	(0.2)%	352	0.2%	(722)	*
Changes in contingent consideration	(29,368)	(15.8)%	—	0.0%	(29,368)	*
Operating income (loss)	2,856	1.5%	(26,436)	(16.6)%	29,292	*
Interest income (expense), net	236	0.1%	428	0.3%	(192)	(44.9)%
Income (loss) before income taxes	3,092	1.7%	(26,008)	(16.3)%	29,100	*
Income tax provision (benefit)	(857)	(0.5)%	(11,856)	(7.4)%	10,999	(92.8)%
Net income (loss)	$3,949	2.1%	$(14,152)	(8.9)%	$18,101	*

* Not Meaningful

Net Sales

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Net Sales				Dollar and
	For the six months ended June 30,				Percentage Change
	2014	Percent of Total	2013	Percent of Total	Period to Period
Segment Analysis
LED & Solar	$147,909	79.5%	$118,240	74.3%	$29,669	25.1%
Data Storage	38,054	20.5%	40,976	25.7%	(2,922)	(7.1)%
Total	$185,963	100.0%	$159,216	100.0%	$26,747	16.8%
Regional Analysis
Americas (1)	$22,290	12.0%	$25,077	15.8%	$(2,787)	(11.1)%
Europe, Middle East and Africa	16,319	8.8%	11,480	7.2%	4,839	42.2%
Asia Pacific	147,354	79.2%	122,659	77.0%	24,695	20.1%
Total	$185,963	100.0%	$159,216	100.0%	$26,747	16.8%

(1)         Less than 1% of net sales included within the Americas caption above have been derived from other regions outside the United States.

Our LED & Solar segment net sales increased in 2014 primarily due to increased sales of MOCVD systems to certain of our LED customers due to higher capacity requirements.  Data Storage net sales decreased as our customers continue to have excess manufacturing capacity and have only been making select technology purchases.  By region, net sales increased in Asia Pacific, primarily due to an increase in MOCVD sales in China and Japan.  Net sales in Europe, Middle East and Africa (“EMEA”) also increased primarily due to higher sales of MOCVD and Data Storage products while net sales in the Americas decreased.  We believe that there will continue to be period-to-period variations in the geographic distribution of net sales.

Orders increased 33.1% to $206.6 million from $155.2 million in the comparable prior period. LED & Solar bookings increased 66.5% to $167.8 million, principally due to MOCVD system orders, as certain of our LED customers are making modest capacity additions. Data Storage bookings decreased 28.6% to $38.8 million from the comparable prior period as our customers have excess manufacturing capacity and they have only been making select technology purchases.

Our book-to-bill ratio for the six months ended June 30, 2014, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was 1.11 to 1. Our backlog as of June 30, 2014 was $162.8 million, compared to $143.3 million as of December 31, 2013. During the six months ended June 30, 2014, we recorded backlog adjustments of approximately $0.9 million related to orders that no longer met our booking criteria as well as adjustments related to foreign currency translation of $0.2 million. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of June 30, 2014, we had customer deposits of $33.5 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	For the six months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Gross profit - LED & Solar	$50,343	$40,334	$10,009	24.8%
Gross margin	34.0%	34.1%
Gross profit - Data Storage	$14,107	$16,858	$(2,751)	(16.3)%
Gross margin	37.1%	41.1%
Gross profit - Total Veeco	$64,450	$57,192	$7,258	12.7%
Gross margin	34.7%	35.9%

LED & Solar gross margins remained flat from the comparable prior period despite the increase in sales volume primarily due to a sales mix of lower margin products and fewer final acceptances.  Data Storage gross margins decreased principally due to reduced sales volume and a sales mix of lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	For the six months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Selling, general and administrative	$43,558	$39,427	$4,131	10.5%
Percentage of net sales	23.4%	24.8%

Selling, general and administrative expenses increased primarily due to bonus, equity compensation and personnel and personnel-related expenses as well as the addition of costs from our ALD business, which was acquired in the fourth quarter of 2013. Partially offsetting this increase was a reduction in professional fees associated with our review of revenue accounting, which was completed in the fourth quarter of 2013 and the collection of a customer receivable during the second quarter, which was previously reserved for in the fourth quarter of 2013.

Research and Development Expenses

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	For the six months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Research and development	$40,779	$41,607	$(828)	(2.0)%
Percentage of net sales	21.9%	26.1%

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

Amortization

Amortization for the periods indicated were as follows (dollars in thousands):

	For the six months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Amortization	$5,802	$1,711	$4,091	239.1%
Percentage of net sales	3.1%	1.1%

Amortization expense increased primarily due to the additional amortization associated with intangible assets acquired as part of our acquisition of our ALD business during the fourth quarter of 2013.

Restructuring

Restructuring for the periods indicated were as follows (dollars in thousands):

	For the six months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Restructuring	$1,193	$531	$662	124.7%
Percentage of net sales	0.6%	0.3%

During the first quarter of 2014, we announced the consolidation of our Ft. Collins, Colorado facility into our Plainview, New York facility and took additional measures to improve profitability in a challenging business environment. We expect to substantially complete the consolidation by the end of 2014. During the six months ended June 30, 2014, we recorded restructuring charges of $1.2 million and notified approximately 49 employees of their termination from the Company. These charges consisted of personnel severance and related costs. We expect to incur approximately $1.1 million and $0.1 million of additional restructuring charges in our Data Storage segment throughout the remainder of 2014 and 2015, respectively, related to these actions. The reductions in head count principally relate to our Data Storage and MBE businesses.

During the six months ended June 30, 2013, we took measures to improve profitability, including a reduction of discretionary expenses, realignment of our senior management team and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded a restructuring charge of $0.5 million.

Subsequent to quarter end, the company announced additional restructuring activities. Included in these activities is further consolidation of our Data Storage Segment facilities and additional headcount reductions to help contain costs and further improve profitability. As a result of these actions, we anticipate total costs of approximately $3.9 million, all of which will be incurred through the remainder of 2014.

Changes in Contingent Consideration

Changes in contingent consideration for the periods indicated were as follows (dollars in thousands):

	For the six months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Changes in contingent consideration	$(29,368)	$—	$(29,368) *
Percentage of net sales	(15.8)%	0.0%

* Not Meaningful

As part of Veeco’s acquisition agreement with Synos, there were certain contingent payments due to the selling shareholders of Synos dependent on the achievement of certain milestones. The aggregate fair value of the contingent consideration arrangement as of December 31, 2013 was $29.4 million.

We estimate the fair value of acquisition-related contingent consideration based on management’s probability-weighted present value of the consideration expected to be transferred during the remainder of the earn-out period, based on the forecast related to the milestones. The fair value of the contingent consideration is reassessed by us on a quarterly basis using additional information as it becomes available. Any change in the fair value of an acquisition’s contingent consideration liability results in a gain or loss that is recorded in the earnings of that period. As of March 31, 2014, we determined that the agreed upon post-closing milestones were not met or are not expected to be achieved and therefore reversed the remaining $29.4 million liability of the contingent consideration and recorded it as a change in contingent consideration in the Consolidated Statement of Operations.

The post-closing milestones are divided into two contingencies. The first, tied to receipt of certain purchase orders, had an evaluation date of March 31, 2014, which, was not met and accounted for $20.2 million of the reversed liability. The second is based on achieving certain full year 2014 revenue and gross margin thresholds, which are unlikely to be met and accounted for $9.2 million of the reversed liability. As of June 30, 2014 the second contingency, with a maximum potential value of $75.0 million, remains contractually outstanding.

Income Taxes

Income tax provision (benefit) for the periods indicated were as follows (dollars in thousands):

	For the six months ended
	June 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Income tax provision (benefit)	$(857)	$(11,856)	$10,999	(92.8)%
Effective tax rate	27.7%	45.6%

Our provision for income taxes consists of U.S. federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the six months ended June 30, 2014, the effective tax rate was lower than the statutory tax rate principally because we did not provide a current tax benefit on a portion of our domestic pre-tax losses as such amounts are not realizable on a more-likely-than-not basis and we have provided for a full valuation allowance on these amounts. The effective tax rate was also impacted because we did not provide a tax provision on the gain from the settlement of the contingent consideration related to the Synos acquisition.

For the six months ended June 30, 2013, the effective tax rate was higher than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, an income tax benefit related to the generation of current year research and development tax credits, and a discrete benefit related to legislation enacted in the first quarter of 2013 which extended the Federal Research and Development Credit for both the 2012 and 2013 tax years.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and short-term investments consist of the following:

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$232,332	$210,799
Restricted cash	518	2,738
Short-term investments	252,165	281,538
Cash, cash equivalents, restricted cash and short-term investments	$485,015	$495,075

As of June 30, 2014 and December 31, 2013, cash and cash equivalents of $154.9 million and $150.6 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is our current intent to permanently reinvest our funds from Singapore, China, Taiwan, South Korea, and Malaysia outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. As of June 30, 2014, we had $127.3 million in cash held offshore on which we would have to pay significant United States income taxes to repatriate in the event that we need the funds for our operations in the United States. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations throughout the global organization. As of June 30, 2014 and December 31, 2013, our restricted cash was in Germany and our short-term investments were in the United States. We believe that our projected cash flow from operations combined with our cash and short term investments will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

A summary of the cash flow activity for the six months ended June 30, 2014 is as follows (in thousands):

Cash Flows from Operating Activities

Net income (loss)	$3,949
Non-cash charges:
Change in contingent consideration	(29,368)
Depreciation and amortization	11,600
Non-cash equity-based compensation	9,813
Other	(7,046)
Changes in operating assets and liabilities:
Accounts receivable	(32,721)
Inventories	12,052
Accounts payable	(8,026)
Accrued expenses, customer deposits, deferred revenue and other current liabilities	29,638
Other	(6,667)
Net cash provided by (used in) operating activities	$(16,776)

The primary cash drivers of the $16.8 million use of cash from operations were:

•                  A $32.7 million use of cash due to the increase in accounts receivable, primarily due to the timing of invoicing to customers resulting in receivables remaining outstanding at the end of the quarter;

•                  A $8.0 million use of cash due to the decrease in accounts payable primarily driven by reduced purchasing activity;

•                  An $12.1 million generation of cash due to the decrease in inventory due to our reduced purchasing activity, and;

•                  An $29.6 million generation of cash due to the increase in accrued expenses primarily driven by increases in payroll related accruals, customer deposits and deferred revenue.

Cash Flows from Investing Activities

Proceeds from the liquidation of short-term investments	$121,233
Payments for purchases of short-term investments	(92,029)
Other	1,840
Net cash provided by (used in) investing activities	$31,044

The primary cash driver of the $31.0 million generation of cash from investing was due to the net liquidation of short-term investments during the period.

Cash Flows from Financing Activities

Proceeds from stock option exercises	$9,125
Other	(2,008)
Net cash provided by (used in) financing activities	$7,117

The primary cash driver of the $7.1 million generation of cash from financing was an $9.1 million generation of cash due to stock option exercises.

As of June 30, 2014, restricted cash consists of $0.5 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer or lease obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources other than the lease commitments, letters of credit and bank guarantees, purchase commitments and other obligations discussed below.

Long-Term Debt

Long-term debt obligations consist of principle and interest payments for our St. Paul, MN facility. As of June 30, 2014, the Company’s total future principle and interest payments have not changed significantly from our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 annual report on Form 10-K.

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 5 years and generally provide renewal options for terms not exceeding five additional years. As of June 30, 2014, the Company’s total future minimum lease payments under noncancelable operating leases have not changed significantly from our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 annual report on Form 10-K.

In accordance with relevant accounting guidance, we account for our office leases as operating leases with expiration dates ranging from 2014 through 2018, excluding renewal options. There are future minimum annual rental payments required under the leases. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. There are no material sublease payments receivable associated with the leases.

Letters of Credit and Bank Guarantees

Letters of credit and bank guarantees are issued by a bank on our behalf as needed. As of June 30, 2014, we had letters of credit outstanding of $0.6 million and bank guarantees outstanding of $2.5 million, of which, $0.5 million is collateralized against cash that is restricted from use. As of June 30, 2014, we had $43.7 million of unused lines of credit available. The line of credit is available to draw upon to cover performance bonds as required by our customers.

Purchase Commitments

Purchase commitments are primarily for inventory used in manufacturing our products. It has been our practice not to enter into purchase commitments extending beyond one year.  As of June 30, 2014, we have $67.7 million in open purchase commitments and $10.6 million of offsetting supplier deposits.

Other Obligations

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

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists with a customer; delivery of the specified products has occurred or services have been rendered; prices are contractually fixed or determinable; and collectability is reasonably assured. Revenue is recorded including shipping and handling costs and excluding applicable taxes related to sales. A significant portion of our revenue is derived from contractual arrangements with customers that have multiple elements, such as systems, upgrades, components, spare parts, maintenance and service plans. For sales arrangements that contain multiple elements, we split the arrangement into separate units of accounting if the individually delivered elements have value to the customer on a standalone basis. We also evaluate whether multiple transactions with the same customer or related party should be considered part of a multiple element arrangement, whereby we assess, among other factors, whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of each other. When we have separate units of accounting, we allocate revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.  We utilize BESP for the majority of the elements in our arrangements. The accounting guidance for selling price hierarchy did not include BESP for arrangements entered into prior to January 1, 2011; and as such we recognized revenue for those arrangements as described below.

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

Following identification of potential excess or obsolete inventory, management evaluates the need to write down inventory balances to estimated market value, if less than cost. Inherent in the estimates of market value are management’s estimates related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, possible alternative uses, and ultimate realization of potential excess inventory. Unanticipated changes in demand for our products may require a write down of inventory that could materially affect our operating results.

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

Recent Accounting Pronouncements

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: In June 2014, the FASB issued Accounting Standards Update No. 2014-12,  “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (Topic 718).  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers: In May 2014, the FASB issued Accounting Standards Update No. 2014-09,  “Revenue from Contracts with Customers” (Topic 606).  ASU No. 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard outlines a five-step model to be used to make the revenue recognition determination and requires new financial statement disclosures.  The standard is effective for interim and annual periods beginning after December 15, 2016 and allows entities to choose among different transition alternatives.  We are evaluating the impact of adopting the standard on our consolidated financial statements and related financial statement disclosures, and we have not yet determined which method of adoption will be selected.

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

Parent’s Accounting for the Cumulative Translation Adjustment: In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment (“CTA”) upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We have adopted this as of January 1, 2014 and currently anticipate that it could have an impact on our consolidated financial statements, in the event of derecognition of a foreign subsidiary in 2014 or thereafter. During the three months ended June 30, 2014, the Company began executing a plan to liquidate our foreign subsidiary in Japan. Please see note Commitments, Contingencies and Other Matters for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net sales to foreign customers represented approximately 84.9% and 88.0% of our total net revenues for the three and six months ended June 30, 2014 respectively, and 87.0% and 84.2% for the comparable 2013 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 2.9% and 12.6% of our total sales for the three and six months ended June 30, 2014 respectively, and 3.1% and 3.4% for the comparable 2013 periods. The significant increase in percentage of net sales in foreign currency during the six months ended June 30, 2014 was driven by a few large sales, aggregating approximately $16.4 million, that were denominated in Japanese Yen. As of June 30, 2014 the related receivable was fully collected. We had an economic hedge in the form of Japanese Yen collars to minimize our exposure to changes in foreign currency exchange rates related to these receivables while they remained outstanding.

During the three months ended December 31, 2013, we entered into an economic hedge in the form of Japanese Yen collars to minimize our exposure to changes in foreign currency exchange rates. The net fair value of these collars as of December 31, 2013 was approximately $0.9 million. During the three months ended June 30, 2014, the collars were closed and resulted in a realized gain of $0.4 million.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The change in currency exchange rates that have the largest impact on translating our international operating profit (loss) is the Japanese Yen and Chinese Yuan. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. As of June 30, 2014, there were no outstanding derivative instruments.

	As of December 31, 2013
(in thousands)	Component of	Fair Value	Maturity Dates	Notional Amount
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other current assets	$1	January 2014	$4,700
Foreign currency collar	Prepaid and other current assets	906	October 2014	34,069
Total Derivative Instruments		$907		$38,769

		Amount of realized net gain (loss) and changes in the fair value of derivatives
	Location of realized net gain (loss) and	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	changes in the fair value of derivatives	2014	2013	2014	2013
Foreign currency exchange forwards	Other operating, net	$6	$(71)	$(89)	$157
Foreign currency collar	Other operating, net	(124)	—	(457)	—

We believe that based upon our hedging strategy, a 10% change in foreign exchange rates would have an immaterial impact on the Consolidated Statements of Operations. We believe that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $252.2 million as of June 30, 2014. An immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the June 30, 2014 portfolio of approximately $0.9 million. While an increase in interest rates may reduce the fair value of the investment portfolio, it is unlikely that we will realize the losses in our Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

There have been no changes in our internal controls or other factors during the fiscal quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Letter Agreement dated April 8, 2014 between Veeco and Shubham Maheshwari	*
10.2	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2014	*
10.3	Amendment dated June 12, 2014 to Employment Agreement between Veeco and John R. Peeler	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.SCH	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*       Filed herewith

**    Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 31, 2014

Veeco Instruments Inc.

By:	/s/ JOHN R. PEELER
John R. Peeler Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Letter Agreement dated April 8, 2014 between Veeco and Shubham Maheshwari	*
10.2	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2014	*
10.3	Amendment dated June 12, 2014 to Employment Agreement between Veeco and John R. Peeler	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.SCH	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*                                         Filed herewith

**                                  Filed herewith electronically