Form 10-Q
period 2014-09-30
VEECO INSTRUMENTS INC
filed 2014-10-29
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Website: www.veeco.com

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a Smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

40,217,447 shares of common stock were outstanding as of the close of business on October 24, 2014.

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

VEECO INSTRUMENTS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$93,341	$99,324	$279,304	$258,540
Cost of sales	60,783	69,016	182,296	171,040
Gross profit	32,558	30,308	97,008	87,500
Operating expenses:
Selling, general and administrative	21,712	19,650	65,270	59,077
Research and development	19,968	18,993	60,747	60,600
Amortization	3,149	855	8,951	2,566
Restructuring	2,317	1,240	3,510	1,771
Asset impairment	2,864	—	2,864	—
Total operating expenses	50,010	40,738	141,342	124,014
Other operating, net	36	(493)	(334)	(141)
Changes in contingent consideration	—	—	(29,368)	—
Operating income (loss)	(17,488)	(9,937)	(14,632)	(36,373)
Interest income (expense), net	305	192	541	620
Income (loss) before income taxes	(17,183)	(9,745)	(14,091)	(35,753)
Income tax provision (benefit)	(3,206)	(3,719)	(4,063)	(15,575)
Net income (loss)	$(13,977)	$(6,026)	$(10,028)	$(20,178)

Income (loss) per common share:
Basic:
Income (loss)	$(0.35)	$(0.16)	$(0.26)	$(0.52)
Diluted :
Income (loss)	$(0.35)	$(0.16)	$(0.26)	$(0.52)

Weighted average shares outstanding:
Basic	39,401	38,841	39,317	38,774
Diluted	39,401	38,841	39,317	38,774

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(13,977)	$(6,026)	$(10,028)	$(20,178)
Other comprehensive income (loss), net of tax
Available-for-sale securities
Unrealized gain (loss) on available-for-sale securities	6	225	127	(15)
Benefit (provision) for income taxes	—	(54)	—	25
Less: Reclassification adjustments for gains included in net income (loss)	—	(1)	(45)	(52)
Net unrealized gain (loss) on available-for-sale securities	6	170	82	(42)
Foreign currency translation
Foreign currency translation	(138)	(273)	(29)	(1,346)
Benefit (provision) for income taxes	—	176	—	(13)
Net foreign currency translation	(138)	(97)	(29)	(1,359)
Other comprehensive income (loss), net of tax	(132)	73	53	(1,401)
Comprehensive income (loss)	$(14,109)	$(5,953)	$(9,975)	$(21,579)

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$264,008	$210,799
Short-term investments	222,954	281,538
Restricted cash	487	2,738
Accounts receivable, net	61,588	23,823
Inventories	46,594	59,726
Deferred cost of sales	7,434	724
Prepaid expenses and other current assets	43,898	22,579
Assets held for sale	2,653	—
Deferred income taxes	8,384	11,716
Total current assets	658,000	613,643
Property, plant and equipment at cost, net	80,720	89,139
Goodwill	91,521	91,348
Deferred income taxes	397	397
Intangible assets, net	106,015	114,716
Other assets	19,745	38,726
Total assets	$956,398	$947,969
Liabilities and equity
Current liabilities:
Accounts payable	$26,113	$35,755
Accrued expenses and other current liabilities	40,468	51,084
Customer deposits and deferred revenue	65,553	34,754
Income taxes payable	6,840	6,149
Deferred income taxes	159	159
Current portion of long-term debt	308	290
Total current liabilities	139,441	128,191

Deferred income taxes	19,741	28,052
Long-term debt	1,614	1,847
Other liabilities	3,484	9,649
Total liabilities	164,280	167,739
Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; authorized 120,000,000 shares; 40,232,642 and 39,666,195 shares issued and outstanding in 2014 and 2013, respectively	402	397
Additional paid-in capital	743,210	721,352
Retained earnings	43,832	53,860
Accumulated other comprehensive income	4,674	4,621
Total equity	792,118	780,230
Total liabilities and equity	$956,398	$947,969

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(10,028)	$(20,178)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	17,649	12,080
Deferred income taxes	(4,973)	(5,196)
Non-cash asset impairment	2,864	—
Non-cash equity-based compensation	14,303	9,054
Provision (recovery) for bad debt	(1,833)	5
Gross profit from sales of lab tools	(2,435)	—
Change in contingent consideration	(29,368)	—
Excess tax benefits from equity-based compensation	—	(485)
Other, net	—	15
Changes in operating assets and liabilities:
Accounts receivable	(36,149)	25,095
Inventories	13,650	2,165
Prepaid expenses and other current assets	(3,046)	(4,801)
Accounts payable	(9,679)	2,307
Accrued expenses, customer deposits, deferred revenue and other current liabilities	41,630	(15,235)
Income taxes payable	691	(821)
Other, net	124	605
Net cash provided by (used in) operating activities	(6,600)	4,610

Cash Flows from Investing Activities
Capital expenditures	(10,476)	(7,976)
Proceeds from the liquidation of short-term investments	216,050	422,903
Payments for purchases of short-term investments	(157,733)	(553,217)
Payments for purchase of cost method investment	(2,388)	(1,594)
Proceeds from sale of lab tools	7,034	—
Other	126	25
Net cash provided by (used in) investing activities	52,613	(139,859)

Cash Flows from Financing Activities
Proceeds from stock option exercises	9,485	313
Restricted stock tax withholdings	(1,925)	(2,358)
Excess tax benefits from equity-based compensation	—	485
Repayments of long-term debt	(215)	(199)
Net cash provided by (used in) financing activities	7,345	(1,759)

Effect of exchange rate changes on cash and cash equivalents	(149)	117
Net increase (decrease) in cash and cash equivalents	53,209	(136,891)
Cash and cash equivalents as of beginning of period	210,799	384,557
Cash and cash equivalents as of end of period	$264,008	$247,666

Non-cash investing and financing activities
Settlement of stock option exercise (shares withheld)	$1,334	$—

The accompanying notes are an integral part of these consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco”, the “Company”, “we”, “us” and “our”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Income (Loss) Per Common Share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	39,401	38,841	39,317	38,774
Dilutive effect of stock options and restricted stock	—	—	—	—
Diluted weighted average shares outstanding	39,401	38,841	39,317	38,774

Basic income (loss) per common share is computed using the basic weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the diluted weighted average number of common shares which include any common equivalent shares calculated to be outstanding during the period. For the three months and nine months ended September 30, 2014 and 2013, we reported a net loss, and accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to basic weighted average shares outstanding would be antidilutive. As a result, for the three and nine months ended September 30, 2014, we excluded 0.6 million and 0.7 million common equivalent shares and for both the three and nine months ended September 30, 2013, we excluded 0.6 million common equivalent shares.

Additionally, not included above were additional stock options and restricted stock outstanding that had exercise or grant prices in excess of the average market value of our common stock during the period and are therefore antidilutive. There were 1.8 million and 1.5 million of such underlying shares for the three and nine months ended September 30, 2014, respectively. There were 1.0 million and 1.1 million of such underlying shares for the three and nine months ended September 30, 2013, respectively.

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

In Japan, where our contractual terms with customers generally specify title and risk and rewards of ownership transfer upon customer acceptance, revenue is recognized upon the receipt of written customer acceptance. During the fourth quarter of fiscal 2013, we began using a distributor for almost all of our product and service sales to customers in Japan. Title passes to the distributor upon shipment, however, due to customary local business practices, the risk and rewards of ownership of our system sales transfer to the end-customers upon their acceptance.  As such, we recognize revenue upon receipt of written acceptance from the end customer.

Revenue related to maintenance and service contracts is recognized ratably over the applicable contract term. Component and spare part revenues are recognized at the time of delivery in accordance with the terms of the applicable sales arrangement.

Recent Accounting Pronouncements

Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and provide guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016; early application is permitted. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (Topic 718).  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Parent’s Accounting for the Cumulative Translation Adjustment: In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment (“CTA”) upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We have adopted this as of January 1, 2014 and currently anticipate that it could have an impact on our consolidated financial statements, in the event of derecognition of a foreign subsidiary in 2014 or thereafter. During the second quarter of 2014, the Company began executing a plan to liquidate our foreign subsidiary in Japan. Please see note Commitments, Contingencies and Other Matters for additional information.

Note 2 — Business Combinations

On October 1, 2013 (“the Acquisition Date”), Veeco acquired 100% of the outstanding common shares and voting interest of Synos Technology, Inc. (“Synos”). The results of Synos’ operations have been included in the consolidated financial statements since that date. Synos is an early stage manufacturer of fast array scanning atomic layer deposition (“FAST-ALD”) systems for Organic LED (“OLED”) and other applications.

As part of Veeco’s acquisition agreement with Synos, there were certain contingent payments due to the selling shareholders of Synos dependent on the achievement of certain milestones. The aggregate fair value of the contingent consideration arrangement as of December 31, 2013 was $29.4 million.

We estimate the fair value of acquisition-related contingent consideration based on management’s probability-weighted present value of the consideration expected to be transferred during the remainder of the earn-out period, based on the forecast related to the milestones. The fair value of the contingent consideration is reassessed by us on a quarterly basis using additional information as it becomes available. Any change in the fair value of an acquisition’s contingent consideration liability results in a gain or loss that is recorded in the earnings of that period. As of March 31, 2014, we determined that the agreed upon post-closing milestones were not met or are not expected to be achieved and therefore reversed the remaining $29.4 million fair value of the liability of the contingent consideration and recorded it as a change in contingent consideration in the Consolidated Statement of Operations.

The post-closing milestones are divided into two contingencies. The first, tied to receipt of certain purchase orders, had an evaluation date of March 31, 2014, which was not met and accounted for $20.2 million of the fair value of the reversed liability. The second is based on achieving certain full year 2014 revenue and gross margin thresholds, which are unlikely to be met and accounted for $9.2 million of the fair value of the reversed liability. As of September 30, 2014 the second contingency, with a maximum potential value of $75.0 million, remains contractually outstanding. We currently do not expect this contingency to be met.

During the second quarter of 2014, we finalized the working capital adjustment under the purchase agreement. Upon acquisition, the working capital adjustment was estimated to be $2.7 million. Based on the final adjustment, the working capital adjustment was reduced to $1.3 million. As a result, a $1.4 million adjustment was made that increased goodwill by $0.2 million and reduced accrued expenses by $1.2 million for the relief of a potential liability that the former shareholders have retained. During the third quarter of 2014, we received payment of the $1.3 million working capital adjustment from the former shareholders.

Note 3—Income Taxes

At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our effective tax rate for the three months ended September 30, 2014 was a benefit of 18.7% compared to a benefit of 38.2% during the three months ended September 30, 2013. Our effective tax rate for the nine months ended September 30, 2014 was a benefit of 28.8% compared to a benefit of 43.6% during the nine months ended September 30, 2013. A tax benefit for each period was provided to the extent of future reversals of taxable temporary differences which relate primarily to non-tax deductible intangibles.

Our effective tax rate for 2014 differed from the U.S. federal statutory rate of 35% primarily related to our ability to recognize only a portion of the deferred tax assets on a more likely than not basis with respect to current year pre-tax operating losses. The effective tax rate for the nine months ended September 30, 2014 was also impacted by a discrete tax benefit in connection with the settlement of our 2010 IRS examination and because we did not provide a tax provision on the gain from the settlement of the contingent consideration related to the Synos acquisition.

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

We recently settled our 2010 IRS examination, resulting in the release of $2.3 million of liabilities relating to uncertain tax positions. We were also notified that the IRS will commence an examination of our 2011 tax year beginning in the quarter ending December 31, 2014.

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

Short-Term Investments

Total available-for-sale securities and gains and losses in Accumulated Other Comprehensive Income (Loss) consist of the following (in thousands):

	September 30, 2014
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. treasuries	$90,523	$35	$(1)	$90,557
Corporate debt	69,109	93	(4)	69,198
Government agency securities	63,191	8	—	63,199
Total available-for-sale securities	$222,823	$136	$(5)	$222,954

During the three and nine months ended September 30, 2014, available-for-sale securities were liquidated for total proceeds of $94.8 million and $216.1 million, respectively. For the three and nine months ended September 30, 2014 there were minimal realized gains on these liquidations. During the three and nine months ended September 30, 2013, available-for-sale securities were liquidated for total proceeds of $150.5 million and $422.9 million, respectively. There were minimal gross realized gains on these sales for the three months ended September 30, 2013 and $0.1 million of gross realized gains on these sales for the nine months ended September 30, 2013. The cost of securities liquidated is based on specific identification.

	December 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. treasuries	$130,956	$22	$(1)	$130,977
Corporate debt	77,582	55	(36)	77,601
Government agency securities	61,004	9	—	61,013
Commercial paper	11,947	—	—	11,947
Total available-for-sale securities	$281,489	$86	$(37)	$281,538

The table below shows the fair value of short-term investments that have been in an unrealized loss position for less than 12 months (in thousands):

	September 30, 2014
	Less than 12 months
	Estimated Fair Value	Gross Unrealized Losses
U.S. treasuries	$15,006	$(1)
Corporate debt	7,221	(4)
Total	$22,227	$(5)

	December 31, 2013
	Less than 12 months
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt	$37,654	$(36)
U. S. treasuries	29,068	(1)
Total	$66,722	$(37)

We did not hold any short-term investments that have been in an unrealized loss position for 12 months or longer for the periods noted in the tables above.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether an unrealized loss was considered to be temporary or other-than-temporary and therefore impaired include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery. The Company believes the gross unrealized losses on the Company’s short-term investments as of September 30, 2014 and December 31, 2013 were temporary in nature and therefore did not recognize any impairment.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

September 30, 2014
Estimated Fair Value
Due in one year or less	$135,948
Due in 1–2 years	87,006
Total available-for-sale securities	$222,954

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Restricted Cash

As of September 30, 2014 and December 31, 2013, restricted cash was $0.5 million and $2.7 million, respectively, which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Accounts Receivable, Net

Accounts receivable are presented net of allowance for doubtful accounts of $0.9 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively. We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we become aware of circumstances that may impair a customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the we reasonably believe will be collected. For all other customers, we recognize an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and its historical experience.

During the nine months ended September 30, 2014, we collected $1.9 million of previously reserved accounts. As a result, we reversed the related allowance and bad debt expense associated with this receivable.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2014	2013
Materials	$26,305	$34,301
Work in process	15,169	12,900
Finished goods	5,120	12,525
	$46,594	$59,726

Assets Held for Sale and Property, Plant and Equipment, Net

During the three and nine months ended September 30, 2014, we transferred $2.7 million of assets from property, plant and equipment, net to assets held for sale. In conjunction with the transfer, these assets were evaluated for impairment in accordance with the accounting guidance. As a result, during the three and nine months ended September 30, 2014, we recognized an asset impairment charge of $2.4 million and a corresponding reduction to property, plant and equipment of $5.1 million. The $2.4 million impairment charge consisted of $1.6 million relating to our research and demonstration labs in Asia and $0.8 million relating to vacant land in our LED and Solar segment. During the three and nine months ended September 30, 2014, we recognized an additional asset impairment charge of $0.4 million relating to assets in our LED and Solar segment that we abandoned during the quarter.

As of September 30, 2014, we are holding $2.9 million of tools that were previously used in our laboratories, for sale. These tools are carried in machinery and equipment, as a component of property, plant and equipment, net in our Consolidated Balance Sheets. These tools are the same type of tools we sell to our customers in the ordinary course of our business. During the nine months ended September 30, 2014, we converted and sold $4.6 million of tools that we had previously used in our laboratories as Veeco Certified Equipment at an aggregate selling price of $7.0 million which is included in revenue in our Consolidated Statements of Operations. We did not sell any of these tools during the three months ended September 30, 2014.

Intangible Assets, Net

During the three months ended September 30, 2014, we completed the $5.1 million of in-process research and development acquired with our ALD business (see Note Business Combinations). No impairment was required, and as such, we will amortize this asset over a useful life of 13 years. During the three months ended September 30, 2014 we recognized amortization expense of approximately $0.1 million relating to this asset.

Goodwill

Changes in our goodwill are as follows (in thousands):

Beginning balance as of December 31, 2013	$91,348
Purchase price adjustment (see Business Combinations)	173
Ending balance as of September 30, 2014	$91,521

Cost Method Investment

We maintain certain investments in support of our strategic business objectives, including a non-marketable cost method investment. Our ownership interest is less than 20% of the investee’s voting stock and we do not exert significant influence, therefore the investment is recorded at cost. The carrying value of the investment was $19.4 million and $16.9 million at September 30, 2014 and December 31, 2013, respectively and is included in “Other assets” on the Consolidated Balance Sheet. The investment is subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing, and the impact of any relevant contractual equity preferences held by us or others. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Customer Deposits and Deferred Revenue

As of September 30, 2014 and December 31, 2013, we had customer deposits of $35.8 million and $27.5 million, respectively recorded as a component of customer deposits and deferred revenue.

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

	September 30,
	2014	2013
Balance as of the beginning of period	$5,662	$4,942
Warranties issued during the period	2,536	2,778
Settlements made during the period	(3,160)	(3,315)
Changes in estimate during the period	259	—
Balance as of the end of period	$5,297	$4,405

Mortgage Payable

We have a mortgage payable with approximately $1.9 million and $2.1 million outstanding as of September 30, 2014 and December 31, 2013, respectively. The mortgage accrues interest at an annual rate of 7.91%, and the final payment is due on

January 1, 2020. Our estimate of the fair value of the mortgage as of September 30, 2014 and December 31, 2013 was approximately $2.0 million and $2.3 million, respectively. We believe the mortgage is a Level 3 liability in the fair-value hierarchy.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	Gross	Taxes	Net
As of September 30, 2014
Translation adjustments	$5,689	$(392)	$5,297
Minimum pension liability	(1,160)	424	(736)
Unrealized gain on available-for-sale securities	131	(18)	113
Accumulated other comprehensive income	$4,660	$14	$4,674

	Gross	Taxes	Net
As of December 31, 2013
Translation adjustments	$5,718	$(392)	$5,326
Minimum pension liability	(1,160)	424	(736)
Unrealized gain on available-for-sale securities	49	(18)	31
Accumulated other comprehensive income	$4,607	$14	$4,621

Equity

Summary share activities impacting our common stock and additional paid-in capital balances are as follows (in thousands):

For the nine months ended September 30, 2014
Shares
Restricted Stock
Grants	221

Gross Vesting	173
Shares Withheld to Cover Taxes & Cancelled	(57)
Net Shares Vested	116

Stock Options
Exercised	402

Note 5—Segment Information

We have five identified operating segments that we aggregate into two reportable segments: the VIBE and Mechanical operating segments which are reported in our Data Storage segment; and the metal organic chemical vapor deposition (“MOCVD”), molecular beam epitaxy (“MBE”) and atomic layer deposition (“ALD”) operating segments are reported in our LED & Solar segment. We manage the business, review operating results and assess performance, as well as allocate resources, based upon our operating segments that reflect the market focus of each business. The LED & Solar segment consists of MOCVD systems, MBE systems, thermal deposition sources, ALD technology and other types of deposition systems. These systems are primarily sold to customers in the LED, OLED and solar industries, as well as to scientific research customers. This segment has product development and marketing sites in Somerset, New Jersey, Poughkeepsie, New York, St. Paul, Minnesota, Fremont, California, and Korea. The Data Storage segment consists of the ion beam etch, ion beam deposition, diamond-like carbon, physical vapor deposition, and dicing and slicing products sold primarily to customers in the data storage industry. This segment has product development and marketing sites in Plainview, New York, Ft. Collins, Colorado and Camarillo, California. As of September 30, 2014, we are continuing the consolidation of our Ft. Collins, Colorado facility into our Plainview, New York facility and have begun consolidation of our Camarillo, California facility into the Plainview, New York facility.

We evaluate the performance of our reportable segments based on income (loss) from operations before interest, income taxes, amortization and other items (“segment profit (loss)”), which is the primary indicator used to plan and forecast future periods. The presentation of this financial measure facilitates meaningful comparison with prior periods, as management believes segment profit (loss) reports baseline performance and thus provides useful information. Other items include restructuring expenses, asset impairment charges, equity-based compensation expense and other non-recurring items. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies. Beginning in the third quarter of 2014, we began evaluating our reportable segments using segment profit (loss) before depreciation. Prior period segment profit (loss) reported below reflect this change for comparability.

The following table presents certain data pertaining to our reportable segments and a reconciliation of segment profit (loss) to income (loss) before income taxes for the three months ended September 30, 2014 and 2013, respectively (in thousands):

	LED & Solar	Data Storage	Unallocated	Total
Three months ended September 30, 2014
Net sales	$76,850	$16,491	$—	$93,341
Segment profit (loss)	$3,767	$(1,417)	$(4,118)	$(1,768)
Interest income (expense), net	—	—	305	305
Depreciation	(2,267)	(417)	(216)	(2,900)
Amortization	(2,825)	(324)	—	(3,149)
Equity-based compensation	(2,083)	(647)	(1,760)	(4,490)
Restructuring	(557)	(1,403)	(357)	(2,317)
Asset impairment	(2,799)	(65)	—	(2,864)
Income (loss) before income taxes	$(6,764)	$(4,273)	$(6,146)	$(17,183)
Three months ended September 30, 2013
Net sales	$75,001	$24,323	$—	$99,324
Segment profit (loss)	$801	$2,570	$(5,210)	$(1,839)
Interest income (expense), net	—	—	192	192
Depreciation	(2,524)	(435)	(281)	(3,240)
Amortization	(531)	(324)	—	(855)
Equity-based compensation	(1,016)	(439)	(1,308)	(2,763)
Restructuring	(793)	(447)	—	(1,240)
Income (loss) before income taxes	$(4,063)	$925	$(6,607)	$(9,745)

The following table presents certain data pertaining to our reportable segments and a reconciliation of segment profit (loss) to income (loss) before income taxes for the nine months ended September 30, 2014 and 2013, respectively (in thousands):

	LED & Solar	Data Storage	Unallocated	Total
Nine months ended September 30, 2014
Net sales	$224,759	$54,545	$—	$279,304
Segment profit (loss)	$8,768	$(1,634)	$(12,808)	$(5,674)
Interest income (expense), net	—	—	541	541
Depreciation	(6,760)	(1,191)	(747)	(8,698)
Amortization	(7,980)	(971)	—	(8,951)
Equity-based compensation	(6,595)	(2,029)	(5,679)	(14,303)
Restructuring	(794)	(2,359)	(357)	(3,510)
Changes in contingent consideration	29,368	—	—	29,368
Asset impairment	(2,799)	(65)	—	(2,864)
Income (loss) before income taxes	$13,208	$(8,249)	$(19,050)	$(14,091)
Nine months ended September 30, 2013
Net sales	$193,241	$65,299	$—	$258,540
Segment profit (loss)	$(2,327)	$3,531	$(14,671)	$(13,467)
Interest income (expense), net	—	—	620	620
Depreciation	(7,494)	(1,142)	(878)	(9,514)
Amortization	(1,595)	(971)	—	(2,566)
Equity-based compensation	(3,042)	(1,057)	(4,956)	(9,055)
Restructuring	(1,216)	(497)	(58)	(1,771)
Income (loss) before income taxes	$(15,674)	$(136)	$(19,943)	$(35,753)

The following table presents goodwill and total assets as of September 30, 2014 and December 31, 2013 (in thousands):

	LED & Solar	Data Storage	Unallocated	Total
As of September 30, 2014
Goodwill	$91,521	$—	$—	$91,521
Total assets	$388,745	$33,936	$533,717	$956,398

As of December 31, 2013
Goodwill	$91,348	$—	$—	$91,348
Total assets	$359,464	$37,910	$550,595	$947,969

As of September 30, 2014 and December 31, 2013 unallocated assets were comprised principally of cash and cash equivalents, restricted cash and short-term investments.

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

The major categories of assets and liabilities measured on a recurring basis, at fair value, as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
U.S. treasuries	$25,000	$—	$—	$25,000
Commercial paper	—	3,999	—	3,999
Short-term investments
U.S. treasuries	90,558	—	—	90,558
Corporate debt	—	69,198	—	69,198
Government agency securities	—	63,198	—	63,198

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. treasuries	$130,977	$—	$—	$130,977
Corporate debt	—	77,601	—	77,601
Government agency securities	—	61,013	—	61,013
Commercial paper	—	11,947	—	11,947
Derivative instrument	—	907	—	907
Contingent consideration	—	—	(29,368)	(29,368)

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

In determining the fair value of our investments and levels, through a third-party service provider, we use pricing information from pricing services that value securities based on quoted market prices in active markets and matrix pricing. Matrix pricing is a mathematical valuation technique that does not rely exclusively on quoted prices of specific investments, but on the investment’s relationship to other benchmarked quoted securities. We have a process in place for investment valuations to facilitate identification and resolution of potentially erroneous prices. We review the information provided by the third-party service provider to record the fair value of our portfolio.

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

A reconciliation of the amount in Level 3 is as follows (in thousands):

Level 3
Balance as of December 31, 2013	$(29,368)
Addition of contingent consideration	—
Payment on contingent consideration, net of adjustment	—
Fair value adjustment of contingent consideration	29,368
Balance as of September 30, 2014	$—

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

During the three months ended December 31, 2013, we entered into an economic hedge in the form of Japanese Yen collars to minimize our exposure to changes in foreign currency exchange rates related to a particular receivable. The net fair value of these collars as of December 31, 2013 was approximately $0.9 million. During the second quarter of 2014, the collars were closed and resulted in a realized gain of $0.5 million. As of September 30, 2014, there were no outstanding derivative instruments.

	As of December 31, 2013
(in thousands)	Component of	Fair Value	Maturity Dates	Notional Amount
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other current assets	$1	January 2014	$4,700
Foreign currency collar	Prepaid and other current assets	906	October 2014	34,069
Total Derivative Instruments		$907		$38,769

		Amount of realized net gain (loss) and changes in the fair value of derivatives
	Location of realized net gain (loss) and	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	changes in the fair value of derivatives	2014	2013	2014	2013
Foreign currency exchange forwards	Other operating, net	$—	$(11)	$(89)	$146
Foreign currency collar	Other operating, net	—	—	(457)	—

These contracts were valued using market quotes in the secondary market for similar instruments (fair value Level 2, please see our footnote Fair Value Measurements).

Note 8— Commitments, Contingencies and Other Matters

Restructuring and Other Charges

During the first quarter of 2014, we announced the consolidation of our Ft. Collins, Colorado facility into our Plainview, New York facility and took additional measures to improve profitability in a challenging business environment. We expect to substantially complete the consolidation by the end of 2014. As a result of these actions we notified 49 employees of their termination from the Company. During the three and nine months ended September 30, 2014, we recorded restructuring charges relating to these actions of $0.7 million and $1.9 million, consisting of personnel severance and related costs. We expect to incur approximately $0.2 million and $0.1 million of additional personnel severance and related costs in our Data Storage segment in the fourth quarter of 2014 and 2015, respectively, and a lease charge of approximately $0.9 million in the fourth quarter of 2014, related to these actions. The reductions in headcount principally related to our Data Storage and MBE businesses.

During the three months ended September 30, 2014 the Company undertook additional restructuring activities, including the consolidation of our Camarillo, CA facility into our Plainview, New York facility and additional headcount reductions to help contain costs and further improve profitability. We expect to substantially complete the consolidation by the end of 2014. As a result of these actions we notified 44 additional employees of their termination from the Company. During the three and nine months ended September 30, 2014, we recorded restructuring charges relating to these actions of $1.6 million, consisting of personnel severance and related costs. We expect to incur approximately $2.1 million of additional personnel severance and related costs and a lease charge of approximately $0.2 million, all of which are expected to be incurred in the fourth quarter of 2014. The reductions in head count principally related to our Data Storage businesses.

During the three and nine months ended September 30, 2013, we took measures to improve profitability, including the restructuring of one of our international sales offices and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded restructuring charges of $1.2 million and $1.8 million, respectively.

Restructuring Liability

The following is a reconciliation of the restructuring liability through September 30, 2014 (in thousands):

	Rollforward of Restructuring Liability
	Balance as of	For the nine months ended September 30, 2014			Balance as of	Short-term
	January 1, 2014	Expense Incurred	Cash Payments	Adjustments	September 30, 2014	portion
2012 Restructuring	$195	$—	$(195)	$—	$—	$—
2013 Restructuring	338	—	(338)	—	—	—
2014 Restructuring	—	3,510	(1,538)	—	1,972	1,972
Total	$533	$3,510	$(2,071)	$—	$1,972	$1,972

The balance of the short-term liability will be paid over the next 12 months.

The following is a reconciliation of the restructuring liability through December 31, 2013 (in thousands):

	Rollforward of Restructuring Liability
	Balance as of	For the year ended December 31, 2013			Balance as of	Short-term
	January 1, 2013	Expense Incurred	Cash Payments	Adjustments	December 31, 2013	portion
2012 Restructuring	$1,875	$—	$(1,680)	$—	$195	$195
2013 Restructuring	—	1,485	(1,147)	—	338	338
Total	$1,875	$1,485	$(2,827)	$—	$533	$533

Cumulative Translation Adjustment

During the second quarter of 2014, the Company began executing a plan to liquidate our foreign subsidiary in Japan. Subsequent to third quarter end, in October 2014, the liquidation was completed. As a result of this liquidation we expect to realize into income the balance of the CTA at the time of liquidation. The balance in the CTA account as of September 30, 2014 was approximately $3.3 million. Upon liquidation during the three months ended December 31, 2014, we expect to record a gain of approximately $3.1 million, inclusive of the gain from the CTA.

Legal Proceedings

We are involved in various legal proceedings arising in the normal course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Our discussion below constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our expectations regarding future results are subject to risks and uncertainties. Our actual results may differ materially from those anticipated.

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

After a long downturn in our MOCVD business, LED fab utilization rates have improved to high levels at most key accounts and LED lighting adoption is accelerating. Our customers are also reporting better market demand for LED backlighting products. MOCVD business conditions and bookings have improved from last year. Trends in the LED markets remain favorable, as indicated by our MOCVD nine month order and revenue patterns compared to last year. While quarterly MOCVD order patterns fluctuate, we see solid growth ahead. The timing and magnitude of key customer expansions could cause MOCVD orders to vary and be unpredictable on a quarterly basis. We continue to invest in MOCVD products and technology development to further improve our customers’ cost of ownership and manufacturing capability. Competitive pricing pressure, which had a dramatic effect on our gross margins in 2013 and 2014, is also difficult to predict.

Our ALD business was acquired “pre-revenue” and thus has negatively impacted our earnings in 2013 and 2014. The timing of production ALD orders from our key customer could have a significant impact on our expected revenue growth. We do not expect to receive any ALD production orders in 2014.

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

Low growth is expected to continue in the hard drive industry; our customers have excess manufacturing capacity and they have only been making select technology purchases. Future demand for our Data Storage products is unclear and orders are expected to fluctuate from quarter to quarter.

We have been working to streamline our business operations and reduce our expense structure, enabling investments in high growth opportunities such as LED and OLED display. These activities are expected to reduce Veeco’s operating expenses in the near future.

We remain focused on managing the Company back to profitable growth by: 1) developing and launching game-changing new products that enable cost effective LED lighting, flexible OLED display encapsulation and other emerging technologies; 2) improving customer cost of ownership as well as our gross margins; 3) driving process improvement initiatives to make us more efficient; and 4) lowering expenses. The combination of improved business conditions, execution on our growth initiatives and lower operating expenses are expected to help improve the Company’s profitability in 2015.

As of September 30, 2014, Veeco had approximately 750 employees (including temporary employees) to support our customers through product and process development, training, manufacturing, and sales and service sites in the U.S., South Korea, Taiwan, China, Singapore, Europe and other locations.

Veeco Instruments Inc. was organized as a Delaware corporation in 1989.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	For the three months ended
	September 30,		Percentage change
	2014	2013	period to period
Orders	$107,292	$91,482	17.3%
Net sales	$93,341	$99,324	-6.0%
Gross profit	$32,558	$30,308	7.4%
Gross margin	34.9%	30.5%
Selling, general and administrative expenses	$21,712	$19,650	10.5%
Research and development expenses	$19,968	$18,993	5.1%
Net income (loss)	$(13,977)	$(6,026)	131.9%
Diluted net income (loss) per share	$(0.35)	$(0.16)	118.8%

Results of Operations:

Three Months Ended September 30, 2014 and 2013

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

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the three months ended September 30, 2014 and 2013 (dollars in thousands):

	For the three months ended				Dollar and
	September 30,				Percentage Change
	2014		2013		Period to Period
Net sales	$93,341	100.0%	$99,324	100.0%	$(5,983)	(6.0)%
Cost of sales	60,783	65.1%	69,016	69.5%	(8,233)	(11.9)%
Gross profit	32,558	34.9%	30,308	30.5%	2,250	7.4%
Operating expenses:
Selling, general and administrative	21,712	23.3%	19,650	19.8%	2,062	10.5%
Research and development	19,968	21.4%	18,993	19.1%	975	5.1%
Amortization	3,149	3.4%	855	0.9%	2,294	268.3%
Restructuring	2,317	2.5%	1,240	1.2%	1,077	86.9%
Asset impairment	2,864	3.1%	—	0.0%	2,864	*
Total operating expenses	50,010	53.6%	40,738	41.0%	9,272	22.8%
Other operating, net	36	0.0%	(493)	(0.5)%	529	*
Operating income (loss)	(17,488)	(18.7)%	(9,937)	(10.0)%	(7,551)	76.0%
Interest income (expense), net	305	0.3%	192	0.2%	113	58.9%
Income (loss) before income taxes	(17,183)	(18.4)%	(9,745)	(9.8)%	(7,438)	76.3%
Income tax provision (benefit)	(3,206)	(3.4)%	(3,719)	(3.7)%	513	(13.8)%
Net income (loss)	$(13,977)	(15.0)%	$(6,026)	(6.1)%	$(7,951)	131.9%

* Not Meaningful

Net Sales

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Net Sales				Dollar and
	For the three months ended September 30,				Percentage Change
	2014	Percent of Total	2013	Percent of Total	Period to Period
Segment Analysis
LED & Solar	$76,850	82.3%	$75,001	75.5%	$1,849	2.5%
Data Storage	16,491	17.7%	24,323	24.5%	(7,832)	(32.2)%
Total	$93,341	100.0%	$99,324	100.0%	$(5,983)	(6.0)%
Regional Analysis
Americas (1)	$11,182	12.0%	$18,536	18.7%	$(7,354)	(39.7)%
Europe, Middle East and Africa	9,079	9.7%	3,822	3.8%	5,257	137.5%
Asia Pacific	73,080	78.3%	76,966	77.5%	(3,886)	(5.0)%
Total	$93,341	100.0%	$99,324	100.0%	$(5,983)	(6.0)%

(1) Less than 1% of net sales included within the Americas caption above have been derived from other regions outside the United States.

Our LED & Solar segment net sales increased slightly in 2014 primarily due to higher sales of MOCVD systems. Data Storage net sales decreased in 2014 as our customers continue to have excess manufacturing capacity and have only been making select technology purchases. By region, net sales decreased in Asia Pacific, primarily due to a decrease in MOCVD sales in China partially offset by an increase in South Korea. Net sales in the Americas also decreased primarily due to lower sales of our Data Storage products, while net sales in Europe, Middle East and Africa (“EMEA”) increased primarily due to higher sales of our MOCVD and MBE products. We believe that there will continue to be period-to-period variations in the geographic distribution of net sales.

Orders increased 17.3% to $107.3 million from $91.5 million in the comparable prior period. LED & Solar orders increased 26.4% to $92.9 million, principally due to MOCVD system and service orders, as certain of our LED customers are making capacity additions. Data Storage orders decreased 19.9% to $14.4 million from the comparable prior period as our customers continue to have excess manufacturing capacity and have only been making select technology purchases.

Our book-to-bill ratio for the three months ended September 30, 2014, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was 1.15 to 1. Our backlog as of September 30, 2014 was $176.8 million, compared to $143.3 million as of December 31, 2013. During the three months ended September 30, 2014, there were minimal backlog adjustments. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of September 30, 2014, we had customer deposits of $35.8 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Gross profit - LED & Solar	$26,522	$20,171	$6,351	31.5%
Gross margin	34.5%	26.9%
Gross profit - Data Storage	$6,036	$10,137	$(4,101)	(40.5)%
Gross margin	36.6%	41.7%
Gross profit - Total Veeco	$32,558	$30,308	$2,250	7.4%
Gross margin	34.9%	30.5%

LED & Solar gross margins increased principally due to a favorable mix of products and favorable warranty spending, partially offset by decreases associated with higher inventory reserves and unfavorable overhead rates. Data Storage gross margins decreased primarily due to reduced sales volume, partially offset by favorable service spending.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Selling, general and administrative	$21,712	$19,650	$2,062	10.5%
Percentage of net sales	23.3%	19.8%

Selling, general and administrative expenses increased primarily due to equity compensation, personnel and personnel-related, and bonus expenses as well as the addition of costs from our ALD business, which was acquired in the fourth quarter of 2013.  Partially offsetting this increase was a reduction in professional fees associated with our accounting review, which was completed in the fourth quarter of 2013.

Research and Development Expenses

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Research and development	$19,968	$18,993	$975	5.1%
Percentage of net sales	21.4%	19.1%

Research and development expenses increased due to our ALD business, which was acquired in the fourth quarter of 2013, which was partially offset by a reduction in spending in our other product lines. We continue to focus our research and development expenses on projects in areas we anticipate to be high-growth. We selectively funded these product development activities which resulted in lower professional consulting expense, as well as reduced spending for project materials and personnel and personnel-related costs.

Amortization

Amortization for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Amortization	$3,149	$855	$2,294	268.3%
Percentage of net sales	3.4%	0.9%

Amortization expense increased primarily due to the additional amortization associated with intangible assets acquired as part of our acquisition of our ALD business during the fourth quarter of 2013.

Restructuring

Restructuring for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Restructuring	$2,317	$1,240	$1,077	86.9%
Percentage of net sales	2.5%	1.2%

During the first quarter of 2014, we announced the consolidation of our Ft. Collins, Colorado facility into our Plainview, New York facility and took additional measures to improve profitability in a challenging business environment. As a result of these actions we notified 49 employees of their termination from the Company. During the three months ended September 30, 2014, we recorded restructuring charges relating to these actions of $0.7 million, consisting of personnel severance and related costs.

During the three months ended September 30, 2014 the Company undertook additional restructuring activities, including the consolidation of our Camarillo, CA facility into our Plainview, New York facility and additional headcount reductions to help contain costs and further improve profitability. As a result of these actions we notified 44 additional employees of their termination from the Company. During the three months ended September 30, 2014, we recorded restructuring charges relating to these actions of $1.6 million, consisting of personnel severance and related costs. (See Note Commitments, Contingencies and Other Matters for further information)

During the three months ended September 30, 2013, we took measures to improve profitability, including the restructuring of one of our international sales offices and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded restructuring charges of $1.2 million.

Asset Impairment

	For the three months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Asset Impairment	$2,864	$—	$2,864 *
Percentage of net sales	3.1%	0.0%

* Not Meaningful

During the three months ended September 30, 2014, we transferred $2.7 million of assets from property, plant and equipment to assets held for sale. In conjunction with the transfer, these assets were evaluated for impairment in accordance with the accounting guidance. As a result, during the three months ended September 30, 2014, we recognized asset impairment charges of $2.4 million and a corresponding reduction to property, plant and equipment of $5.1 million. The $2.4 million impairment charge consisted of $1.6 million relating to our research and demonstration labs in Asia and $0.8 million relating to vacant land in our LED and Solar segment. We recognized an additional asset impairment charge of $0.4 million relating to assets in our LED and Solar segment that we abandoned during the quarter.

Income Taxes

Income tax provision (benefit) for the periods indicated were as follows (dollars in thousands):

	For the three months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Income tax provision (benefit)	$(3,206)	$(3,719)	$513	(13.8)%
Effective tax rate	18.7%	38.2%

Our provision for income taxes consists of U.S. federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the three months ended September 30, 2014, our effective tax rate differed from the U.S. federal statutory rate of 35% primarily related to our ability to recognize only a portion of the deferred tax assets on a more likely than not basis with respect to current year pre-tax operating losses. The effective tax rate for the three months ended September 30, 2014, was also impacted by a discrete tax benefit in connection with settlement of our 2010 IRS examination.

For the three months ended September 30, 2013, the effective tax rate was higher than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates and an income tax benefit related to the generation of current year research and development tax credits.

Our unrecognized tax benefits include amounts related to various U.S federal, state and local, and foreign tax issues. We believe that it is reasonably possible that a decrease of between $5.0 million and $6.0 million in unrecognized tax benefits may be necessary as we currently expect the Singapore Economic Development Board’s approval of amendments to our Development and Expansion Incentive under the International Headquarters Award. The decrease will have a favorable impact on our effective tax rate.

We recently settled our 2010 IRS examination, resulting in the release of $2.3 million of liabilities relating to uncertain tax positions. We were also notified that the IRS will commence an examination of our 2011 tax year during the quarter ending December 31, 2014.

Nine Months Ended September 30, 2014 and 2013

The following table shows our Consolidated Statements of Operations, percentages of sales, and comparisons between the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the nine months ended				Dollar and
	September 30,				Percentage Change
	2014		2013		Period to Period
Net sales	$279,304	100.0%	$258,540	100.0%	$20,764	8.0%
Cost of sales	182,296	65.3%	171,040	66.2%	11,256	6.6%
Gross profit	97,008	34.7%	87,500	33.8%	9,508	10.9%
Operating expenses:
Selling, general and administrative	65,270	23.4%	59,077	22.9%	6,193	10.5%
Research and development	60,747	21.7%	60,600	23.4%	147	0.2%
Amortization	8,951	3.2%	2,566	1.0%	6,385	248.8%
Restructuring	3,510	1.3%	1,771	0.7%	1,739	98.2%
Asset impairment	2,864	1.0%	—	0.0%	2,864	*
Total operating expenses	141,342	50.6%	124,014	48.0%	17,328	14.0%
Other operating, net	(334)	(0.1)%	(141)	(0.1)%	(193)	136.9%
Changes in contingent consideration	(29,368)	(10.5)%	—	0.0%	(29,368)	*
Operating income (loss)	(14,632)	(5.2)%	(36,373)	(14.1)%	21,741	(59.8)%
Interest income (expense), net	541	0.2%	620	0.2%	(79)	(12.7)%
Income (loss) before income taxes	(14,091)	(5.0)%	(35,753)	(13.8)%	21,662	(60.6)%
Income tax provision (benefit)	(4,063)	(1.5)%	(15,575)	(6.0)%	11,512	(73.9)%
Net income (loss)	$(10,028)	(3.6)%	$(20,178)	(7.8)%	$10,150	(50.3)%

* Not Meaningful

Net Sales

The following is an analysis of net sales by segment and by region (dollars in thousands):

	Net Sales				Dollar and
	For the nine months ended September 30,				Percentage Change
	2014	Percent of Total	2013	Percent of Total	Period to Period
Segment Analysis
LED & Solar	$224,759	80.5%	$193,241	74.7%	$31,518	16.3%
Data Storage	54,545	19.5%	65,299	25.3%	(10,754)	(16.5)%
Total	$279,304	100.0%	$258,540	100.0%	$20,764	8.0%
Regional Analysis
Americas (1)	$33,472	12.0%	$43,613	16.9%	$(10,141)	(23.3)%
Europe, Middle East and Africa	25,398	9.1%	15,304	5.9%	10,094	66.0%
Asia Pacific	220,434	78.9%	199,623	77.2%	20,811	10.4%
Total	$279,304	100.0%	$258,540	100.0%	$20,764	8.0%

(1) Less than 1% of net sales included within the Americas caption above have been derived from other regions outside the United States.

Our LED & Solar segment net sales increased in 2014 primarily due to increased sales of MOCVD systems to certain of our LED customers due to higher capacity requirements.  Data Storage net sales decreased as our customers continue to have excess manufacturing capacity and have only been making select technology purchases.  By region, net sales increased in Asia Pacific, primarily due to an increase in MOCVD sales in South Korea.  Net sales in Europe, Middle East and Africa (“EMEA”) also increased primarily due to higher sales of MOCVD and Data Storage products while net sales in the Americas decreased.  We believe that there will continue to be period-to-period variations in the geographic distribution of net sales.

Orders increased 27.2% to $313.9 million from $246.7 million in the comparable prior period. LED & Solar orders increased 49.6% to $260.7 million, principally due to MOCVD system orders, as certain of our LED customers are making capacity additions. Data Storage orders decreased 26.4% to $53.2 million from the comparable prior period as our customers have excess manufacturing capacity and they have only been making select technology purchases.

Our book-to-bill ratio for the nine months ended September 30, 2014, which is calculated by dividing bookings recorded in a given time period by revenue recognized in the same time period, was 1.12 to 1. Our backlog as of September 30, 2014 was $176.8 million, compared to $143.3 million as of December 31, 2013. During the nine months ended September 30, 2014, we recorded backlog adjustments of approximately $1.2 million related to orders that no longer met our booking criteria. Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months and a deposit, where required. As of September 30, 2014, we had customer deposits of $35.8 million.

Gross Profit

Gross profit in dollars and gross margin for the periods indicated were as follows (dollars in thousands):

	For the nine months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Gross profit - LED & Solar	$76,865	$60,505	$16,360	27.0%
Gross margin	34.2%	31.3%
Gross profit - Data Storage	$20,143	$26,995	$(6,852)	(25.4)%
Gross margin	36.9%	41.3%
Gross profit - Total Veeco	$97,008	$87,500	$9,508	10.9%
Gross margin	34.7%	33.8%

LED & Solar gross margins increased from the comparable prior period primarily due to higher MOCVD sales volume, a favorable mix of products and favorable warranty spending, partially offset by unfavorable overhead rates, primarily driven by our ALD business, and higher inventory reserves. Data Storage gross margins decreased principally due to reduced sales volume, higher inventory reserves and unfavorable overhead rates, partially offset by favorable warranty and service spending.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the periods indicated were as follows (dollars in thousands):

	For the nine months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Selling, general and administrative	$65,270	$59,077	$6,193	10.5%
Percentage of net sales	23.4%	22.9%

Selling, general and administrative expenses increased primarily due to bonus, equity compensation and personnel and personnel-related expenses as well as the addition of costs from our ALD business, which was acquired in the fourth quarter of 2013. Partially offsetting this increase was a reduction in professional fees associated with our accounting review, which was completed in the fourth quarter of 2013 and the collection of a customer receivable during the second quarter, which was previously reserved for in the fourth quarter of 2013.

Research and Development Expenses

Research and development expenses for the periods indicated were as follows (dollars in thousands):

	For the nine months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Research and development	$60,747	$60,600	$147	0.2%
Percentage of net sales	21.7%	23.4%

Research and development expenses remained flat. The additional research and development costs from our ALD business, were offset by a reduction in spending in our other product lines. We continue to focus our research and development expenses on projects in areas we anticipate to be high-growth. We selectively funded these product development activities which resulted in lower professional consulting expense, as well as reduced spending for project materials and personnel and personnel-related costs.

Amortization

Amortization for the periods indicated were as follows (dollars in thousands):

	For the nine months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Amortization	$8,951	$2,566	$6,385	248.8%
Percentage of net sales	3.2%	1.0%

Amortization expense increased primarily due to the additional amortization associated with intangible assets acquired as part of our acquisition of our ALD business during the fourth quarter of 2013.

Restructuring

Restructuring for the periods indicated were as follows (dollars in thousands):

	For the nine months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Restructuring	$3,510	$1,771	$1,739	98.2%
Percentage of net sales	1.3%	0.7%

During the first quarter of 2014, we announced the consolidation of our Ft. Collins, Colorado facility into our Plainview, New York facility and took additional measures to improve profitability in a challenging business environment. As a result of these actions we notified 49 employees of their termination from the Company. During the nine months ended September 30, 2014, we recorded restructuring charges relating to these actions of $1.9 million, consisting of personnel severance and related costs.

During the third quarter of 2014 the Company undertook additional restructuring activities, including the consolidation of our Camarillo, CA facility into our Plainview, New York facility and additional headcount reductions to help contain costs and further improve profitability. As a result of these actions we notified 44 additional employees of their termination from the Company. During the nine months ended September 30, 2014, we recorded restructuring charges relating to these actions of $1.6 million, consisting of personnel severance and related costs. (See Note Commitments, Contingencies and Other Matters for further information)

During the nine months ended September 30, 2013, we took measures to improve profitability, including the restructuring of one of our international sales offices and consolidation of certain sales, business and administrative functions. As a result of these actions, we recorded restructuring charges of $1.8 million.

Asset Impairment

	For the nine months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Asset Impairment	$2,864	$—	$2,864 *
Percentage of net sales	1.0%	0.0%

* Not Meaningful

During the nine months ended September 30, 2014, we transferred $2.7 million of assets from property, plant and equipment to assets held for sale. In conjunction with the transfer, these assets were evaluated for impairment in accordance with the accounting guidance. As a result, during the nine months ended September 30, 2014, we recognized asset impairment charges of $2.4 million and a corresponding reduction to property, plant and equipment of $5.1 million. The $2.4 million impairment charge consisted of $1.6 million relating to our foreign research and demonstration labs in Korea and Taiwan, respectively, and $0.8 million relating to vacant land in our MBE business. We recognized an additional asset impairment charge of $0.4 million relating to assets in our LED and Solar segment that we abandoned during the quarter.

Changes in Contingent Consideration

Changes in contingent consideration for the periods indicated were as follows (dollars in thousands):

	For the nine months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Changes in contingent consideration	$(29,368)	$—	$(29,368) *
Percentage of net sales	(10.5)%	0.0%

* Not Meaningful

As part of Veeco’s acquisition agreement with Synos, there were certain contingent payments due to the selling shareholders of Synos dependent on the achievement of certain milestones. The aggregate fair value of the contingent consideration arrangement as of December 31, 2013 was $29.4 million.

We estimate the fair value of acquisition-related contingent consideration based on management’s probability-weighted present value of the consideration expected to be transferred during the remainder of the earn-out period, based on the forecast related to the milestones. The fair value of the contingent consideration is reassessed by us on a quarterly basis using additional information as it becomes available. Any change in the fair value of an acquisition’s contingent consideration liability results in a gain or loss that is recorded in the earnings of that period. As of March 31, 2014, we determined that the agreed upon post-closing milestones were not met or are not expected to be achieved and therefore reversed the remaining $29.4 million fair value of the liability of the contingent consideration and recorded it as a change in contingent consideration in the Consolidated Statement of Operations.

The post-closing milestones are divided into two contingencies. The first, tied to receipt of certain purchase orders, had an evaluation date of March 31, 2014, which was not met and accounted for $20.2 million of the fair value of the reversed liability. The second is based on achieving certain full year 2014 revenue and gross margin thresholds, which are unlikely to be met and accounted for $9.2 million of the fair value of the reversed liability. As of September 30, 2014 the second contingency, with a maximum potential value of $75.0 million, remains contractually outstanding. We currently do not expect this contingency to be met.

Income Taxes

Income tax provision (benefit) for the periods indicated were as follows (dollars in thousands):

	For the nine months ended
	September 30,		Dollar and Percentage Change
	2014	2013	Period to Period
Income tax provision (benefit)	$(4,063)	$(15,575)	$11,512	(73.9)%
Effective tax rate	28.8%	43.6%

Our provision for income taxes consists of U.S. federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective tax rate we expect to achieve for the full year.

For the nine months ended September 30, 2014, our effective tax rate differed from the U.S. federal statutory rate of 35% primarily related to our ability to recognize only a portion of the deferred tax assets on a more likely than not basis with respect to current year pre-tax operating losses. The effective tax rate for the nine months ended September 30, 2014, was also impacted by a discrete tax benefit in connection with settlement of our 2010 IRS examination and because we did not provide a tax provision on the gain from the settlement of the contingent consideration related to the Synos acquisition.

For the nine months ended September 30, 2013, the effective tax rate was higher than the statutory tax rate primarily due to tax rate differences in the foreign jurisdictions in which the Company operates, an income tax benefit related to the generation of current year research and development tax credits, and a discrete benefit related to legislation enacted in the first quarter of 2013 which extended the Federal Research and Development Credit for both the 2012 and 2013 tax years.

Our unrecognized tax benefits include amounts related to various U.S federal, state and local, and foreign tax issues. We believe that it is reasonably possible that a decrease of between $5.0 million and $6.0 million in unrecognized tax benefits may be necessary as we currently expect the Singapore Economic Development Board’s approval amendments to our Development and Expansion Incentive under the International Headquarters Award. The decrease will have a favorable impact on our effective tax rate.

We recently settled our 2010 IRS examination resulting in the release of $2.3 million of liabilities relating to uncertain tax positions. We were also notified that the IRS will commence an examination of our 2011 tax year during the quarter ending December 31, 2014.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and short-term investments consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$264,008	$210,799
Short-term investments	222,954	281,538
Restricted cash	487	2,738
Cash, cash equivalents, short-term investments and restricted cash	$487,449	$495,075

As of September 30, 2014 and December 31, 2013, cash and cash equivalents of $161.4 million and $150.6 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is our current intent to permanently reinvest our funds from Singapore, China, Taiwan, South Korea and Malaysia outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations. As of September 30, 2014, we had $135.7 million in cash held offshore on which we would have to pay significant United States income taxes to repatriate in the event that we need the funds for our operations in the United States. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations throughout the global organization. As of September 30, 2014 and December 31, 2013, our restricted cash was in Germany and our short-term investments were in the United States. We believe that our projected cash flow from operations combined with our cash and short term investments will be sufficient to meet our projected working capital and other cash flow requirements for the next twelve months, as well as our contractual obligations.

A summary of the cash flow activity for the nine months ended September 30, 2014 is as follows (in thousands):

Cash Flows from Operating Activities

Net income (loss)	$(10,028)
Non-cash items:
Change in contingent consideration	(29,368)
Depreciation and amortization	17,649
Non-cash equity-based compensation	14,303
Other	(6,377)
Changes in operating assets and liabilities:
Accounts receivable	(36,149)
Inventories	13,650
Accounts payable	(9,679)
Accrued expenses, customer deposits, deferred revenue and other current liabilities	41,630
Other	(2,231)
Net cash provided by (used in) operating activities	$(6,600)

The primary cash drivers of the $6.6 million use of cash from operations were:

•                  A $36.1 million use of cash due to the increase in accounts receivable, primarily due to longer than average payment terms and the timing of invoicing to customers resulting in more receivables remaining outstanding at the end of the quarter;

•                  A $9.7 million use of cash due to the decrease in accounts payable primarily driven by reduced purchasing activity and timing of vendor payments;

•                  A $13.7 million generation of cash due to the decrease in inventory due to our reduced purchasing activity; and

•                  A $41.6 million generation of cash due to the increase in accrued expenses primarily driven by increases in payroll related accruals, customer deposits and deferred revenue.

Cash Flows from Investing Activities

Proceeds from the liquidation of short-term investments	$216,050
Payments for purchases of short-term investments	(157,733)
Other	(5,704)
Net cash provided by (used in) investing activities	$52,613

The primary cash driver of the $52.6 million generation of cash from investing was due to the net liquidation of short-term investments during the period.

Cash Flows from Financing Activities

Proceeds from stock option exercises	$9,485
Other	(2,140)
Net cash provided by (used in) financing activities	$7,345

The primary cash driver of the $7.3 million generation of cash from financing was a $9.5 million generation of cash due to stock option exercises.

As of September 30, 2014, restricted cash consists of $0.5 million which serves as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer or lease obligations. This cash is held in custody by the issuing bank, and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

In October 2014 the Company filed a net operating loss carryback claim of approximately $20 million. This receivable is reflected in Prepaid and other current assets in our Consolidated Balance Sheet as of September 30, 2014. We expect to receive payment of the refund claim within the next twelve months.

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

Long-Term Debt

Long-term debt obligations consist of principle and interest payments for our St. Paul, MN facility. As of September 30, 2014, the Company’s total future principle and interest payments have not changed significantly from our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 annual report on Form 10-K.

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 5 years and generally provide renewal options for terms not exceeding five additional years. As of September 30, 2014, the Company’s total future minimum lease payments under noncancelable operating leases have not changed significantly from our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 annual report on Form 10-K.

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

Letters of Credit and Bank Guarantees

Letters of credit and bank guarantees are issued by a bank on our behalf as needed. As of September 30, 2014, we had letters of credit outstanding of $0.6 million and bank guarantees outstanding of $1.0 million, of which, $0.5 million is collateralized against cash that is restricted from use. As of September 30, 2014, we had $44.4 million of unused lines of credit available. The line of credit is available to draw upon to cover performance bonds as required by our customers.

Purchase Commitments

Purchase commitments are primarily for inventory used in manufacturing our products. It has been our practice not to enter into purchase commitments extending beyond one year.  As of September 30, 2014, we have $111.5 million in open purchase commitments and $11.9 million of offsetting supplier deposits.

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

In Japan, where our contractual terms with customers generally specify title and risk and rewards of ownership transfer upon customer acceptance, revenue is recognized upon the receipt of written customer acceptance. During the fourth quarter of fiscal 2013, we began using a distributor for almost all of our product and service sales to customers in Japan. Title passes to the distributor upon shipment, however, due to customary local business practices, the risk and rewards of ownership of our system sales transfer to the end-customers upon their acceptance.  As such, we recognize revenue upon receipt of written acceptance from the end customer.

Revenue related to maintenance and service contracts is recognized ratably over the applicable contract term. Component and spare part revenues are recognized at the time of delivery in accordance with the terms of the applicable sales arrangement.

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

Long-lived assets, such as property, plant, and equipment and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flow expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Equity-Based Compensation

We grant equity-based awards, such as stock options, restricted stock, restricted stock units or performance-based restricted stock units, to certain key employees to create clear and meaningful alignment between compensation, shareholder return and, in the case of performance-based awards, the achievement of specific objectives.  Our equity-based awards also enable our employees to develop and maintain a stock ownership position further aligning their interests with shareholders.  Equity-based awards vest over time and, in the case of performance-based restricted stock units, only after first being earned.  Vesting is subject to the recipient’s continued employment, thus acting as a significant incentive for the employee to remain with the Company.

Equity-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to the risk-free interest rate, dividend yield, expected stock-price volatility and expected term.

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

We use an expected stock-price volatility assumption that is a combination of both historical volatility calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option and implied volatility, and utilize market data of actively traded options on our common stock, which is obtained from public data sources. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility and that implied volatility takes into consideration market expectations of how future volatility will differ from historical volatility. Accordingly, we believe a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of our common stock.

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

With respect to grants of performance based awards, we assess the probability that such performance criteria will be met in order to determine the compensation expense. Compensation expense is recognized on the accelerated attribution model, where each tranche of the award is treated as a separate award for purposes of expense recognition. If that assessment of the probability of the performance condition being met changes, we would recognize the impact of the change in estimate in the period of the change.

We have elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date.

Recent Accounting Pronouncements

Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and provide guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016; early application is permitted. We do not expect the application of this guidance to have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net sales to foreign customers represented approximately 88.0% of our total net revenues for both the three and nine months ended September 30, 2014, and 81.3% and 83.1% for the comparable 2013 periods. We expect that net sales to foreign customers will continue to represent a large percentage of our total net sales. Our net sales denominated in foreign currencies represented approximately 3.1% and 9.4% of our total sales for the three and nine months ended September 30, 2014 respectively, and 2.9% and 3.2% for the comparable 2013 periods. The significant increase in percentage of net sales in foreign currency during the nine months ended September 30, 2014 was driven by a few large sales, aggregating approximately $16.4 million, that were denominated in Japanese Yen. The related receivable was fully collected during the second quarter of 2014. We had an economic hedge in the form of Japanese Yen collars to minimize our exposure to changes in foreign currency exchange rates related to these receivables while they remained outstanding.

During the three months ended December 31, 2013, we entered into an economic hedge in the form of Japanese Yen collars to minimize our exposure to changes in foreign currency exchange rates. The net fair value of these collars as of December 31, 2013 was approximately $0.9 million. During the second quarter of 2014, the collars were closed and resulted in a realized gain of $0.5 million.

We are exposed to financial market risks, including changes in foreign currency exchange rates. The change in currency exchange rates that have the largest impact on translating our international operating profit (loss) is the Japanese Yen and Chinese Yuan. We use derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. We generally enter into monthly forward contracts to reduce the effect of fluctuating foreign currencies on short-term foreign currency-denominated intercompany transactions and other known currency exposures. As of September 30, 2014, there were no outstanding derivative instruments.

	As of December 31, 2013
(in thousands)	Component of	Fair Value	Maturity Dates	Notional Amount
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other current assets	$1	January 2014	$4,700
Foreign currency collar	Prepaid and other current assets	906	October 2014	34,069
Total Derivative Instruments		$907		$38,769

		Amount of realized net gain (loss) and changes in the fair value of derivatives
	Location of realized net gain (loss) and	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	changes in the fair value of derivatives	2014	2013	2014	2013
Foreign currency exchange forwards	Other operating, net	$—	$(11)	$(89)	$146
Foreign currency collar	Other operating, net	—	—	(457)	—

We believe that based upon our hedging strategy, a 10% change in foreign exchange rates would have an immaterial impact on the Consolidated Statements of Operations. We believe that this quantitative measure has inherent limitations because it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

We centrally manage our investment portfolios considering investment opportunities and risk, tax consequences and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $223.0 million as of September 30, 2014. An immediate 100 basis point increase in interest rates may result in a decrease in the fair value of the September 30, 2014 portfolio of approximately $1.2 million. While an increase in interest rates may reduce the fair value of the investment portfolio, it is unlikely that we will realize the losses in our Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

There have been no changes in our internal controls or other factors during the fiscal quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:  October 29, 2014

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