Form 10-Q
period 2015-03-31
VEECO INSTRUMENTS INC
filed 2015-05-06
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(516) 677-0200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of April 30, 2015
par value $0.01 per share	40,384,427

VEECO INSTRUMENTS INC.

Safe Harbor Statement

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Part I - Items 1, 2, and 3 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “targets,” “plans,” “intends,” “will,” and similar expressions related to the future are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results.

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, the following:

•             Unfavorable market conditions may adversely affect our operating results;

•             A reduction or elimination of foreign government subsidies and economic incentives may adversely affect the future order rate for our MOCVD equipment;

•             The cyclicality of the industries we serve directly affects our business;

•             We operate in industries characterized by rapid technological change;

•             We depend on a limited number of customers, located primarily in a limited number of regions, which operate in highly concentrated industries;

•             We face significant competition;

•             The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

•             Our sales cycle is long and unpredictable;

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

•             Timing of market adoption of LED technology for general lighting is uncertain;

•             Our sales to LED, data storage and other manufacturers are highly dependent on these manufacturers’ sales for consumer electronics applications, which can experience significant volatility due to seasonal and other factors, which could materially adversely impact our future results of operations;

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

•             We are subject to foreign currency exchange risks;

•             If we are subject to cyber-attacks we could incur substantial costs and, if such attacks are successful, significant liabilities, reputational harm, and disruption to our operations;

•             We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

•             We are subject to risks of non-compliance with environmental, health, and safety regulations;

•             Regulations related to conflict minerals will force us to incur additional expenses, may make our supply chain more complex, and may result in damage to our relationships with customers; and

•             We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$303,123	$270,811
Short-term investments	88,997	120,572
Restricted cash	493	539
Accounts receivable, net	64,285	60,085
Inventory	57,197	61,471
Deferred cost of sales	15,506	5,076
Prepaid expenses and other current assets	32,102	23,132
Assets held for sale	6,000	6,000
Deferred income taxes	7,014	7,976
Total current assets	574,717	555,662
Property, plant and equipment, net	80,301	78,752
Goodwill	114,972	114,959
Deferred income taxes	1,180	1,180
Intangible assets, net	151,346	159,308
Other assets	19,574	19,594
Total assets	$942,090	$929,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,128	$18,111
Accrued expenses and other current liabilities	36,491	48,418
Customer deposits and deferred revenue	109,993	96,004
Income taxes payable	8,041	5,441
Deferred income taxes	120	120
Current portion of long-term debt	320	314
Total current liabilities	196,093	168,408
Deferred income taxes	16,041	16,397
Long-term debt	1,451	1,533
Other liabilities	4,680	4,185
Total liabilities	218,265	190,523
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 40,375,054 and 40,360,069 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	404	404
Additional paid-in capital	754,125	750,139
Accumulated deficit	(32,190)	(13,080)
Accumulated other comprehensive income	1,486	1,469
Total stockholders’ equity	723,825	738,932
Total liabilities and stockholders’ equity	$942,090	$929,455

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2015	2014
Net sales	$98,341	$90,841
Cost of sales	63,205	57,064
Gross profit	35,136	33,777
Operating expenses, net:
Selling, general, and administrative	22,882	21,667
Research and development	18,585	19,768
Amortization of intangible assets	7,962	2,903
Restructuring	2,357	392
Asset impairment	126	—
Changes in contingent consideration	—	(29,368)
Other, net	(951)	(212)
Total operating expenses, net	50,961	15,150
Operating income (loss)	(15,825)	18,627
Interest income	287	206
Interest expense	(126)	(42)
Income (loss) before income taxes	(15,664)	18,791
Income tax expense (benefit)	3,446	(369)
Net income (loss)	$(19,110)	$19,160

Income (loss) per common share:
Basic	$(0.48)	$0.49
Diluted	$(0.48)	$0.48

Weighted average number of shares:
Basic	39,639	39,177
Diluted	39,639	39,937

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Net income (loss)	$(19,110)	$19,160

Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities	32	50
Foreign currency translation gain (loss)	(15)	133
Other comprehensive income, net of tax	17	183

Comprehensive income (loss)	$(19,093)	$19,343

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(19,110)	$19,160
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,724	5,771
Deferred income taxes	607	(798)
Asset impairment	126	—
Share-based compensation expense	3,998	4,722
Gain on sale of lab tools	(12)	(920)
Change in contingent consideration	—	(29,368)
Changes in operating assets and liabilities:
Accounts receivable	(4,200)	(26,939)
Inventory and deferred cost of sales	(7,249)	8,150
Prepaid expenses and other current assets	(8,970)	(3,410)
Accounts payable and accrued expenses	11,157	(2,240)
Customer deposits and deferred revenue	13,989	6,416
Income taxes receivable and payable, net	2,600	(612)
Other, net	628	1,667
Net cash provided by (used in) operating activities	4,288	(18,401)

Cash Flows from Investing Activities
Capital expenditures	(4,781)	(2,138)
Proceeds from the liquidation of short-term investments	43,556	32,030
Payments for purchases of short-term investments	(11,998)	(17,989)
Proceeds from sale of lab tools	1,413	2,340
Other	(68)	(124)
Net cash provided by investing activities	28,122	14,119

Cash Flows from Financing Activities
Proceeds from stock option exercises	45	8,316
Payments of tax withholdings - restricted shares	(52)	(170)
Repayments of long-term debt	(76)	(70)
Net cash provided by (used in) financing activities	(83)	8,076

Effect of exchange rate changes on cash and cash equivalents	(15)	89
Net increase in cash and cash equivalents	32,312	3,883
Cash and cash equivalents - beginning of period	270,811	210,799
Cash and cash equivalents - end of period	$303,123	$214,682
Supplemental information:
Interest paid	$36	$42
Income taxes paid	$544	$1,851

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270, for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in the most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Certain amounts previously reported have been reclassified in the financial statements to conform to the current presentation.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each period. The fourth quarter always ends on the last day of the calendar year, December 31. The 2015 interim quarters end on March 29, June 28, and September 27, and the 2014 interim quarters ended on March 30, June 29, and September 28. These interim quarters are reported as March 31, June 30 and September 30 in Veeco’s interim consolidated financial statements.

Revenue recognition

Veeco sells systems, maintenance, service, components, and spare parts. Veeco recognizes revenue when all of the following criteria have been met: persuasive evidence of an arrangement exists with a customer; delivery of the specified products has occurred or services have been rendered; prices are contractually fixed or determinable; and collectability is reasonably assured. Revenue is recorded including shipping and handling costs and excluding applicable taxes related to sales.

Contracts frequently contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple-element arrangements and to determine how the revenue should be allocated among the accounting units. Veeco also evaluates whether multiple transactions with the same customer or related parties should be considered part of a single, multiple-element arrangement based on an assessment of whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of one another. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria have been met in order to recognize revenue in the appropriate accounting period.

When there are separate units of accounting, Veeco allocates revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; or the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP is used for the majority of the elements in Veeco’s arrangements. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

Veeco considers many facts when evaluating each of its sales arrangements to determine the timing of revenue recognition including its contractual obligations, the customer’s creditworthiness, and the nature of the customer’s post-delivery acceptance provisions. Veeco’s system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For the majority of the arrangements, a customer source inspection of the system is performed in Veeco’s facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that are performed at the customer’s site prior to final acceptance of the system. When Veeco objectively demonstrates that the criteria specified in the contractual acceptance provisions are achieved prior to delivery, revenue is recognized upon system delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below. For new products, new applications of existing products, or for products with substantive customer acceptance provisions

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

where Veeco can not objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are fully deferred and recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

System sales arrangements, including certain upgrades, generally do not contain provisions for the right of return, forfeiture, refund, or other purchase price concession. In the rare instances where such provisions are included, all revenue is deferred until such rights expire. The sales arrangements generally include installation. The installation process is not deemed essential to the functionality of the equipment since it is not complex; it does not require significant changes to the features or capabilities of the equipment or involve constructing elaborate interfaces or connections subsequent to factory acceptance. Veeco has a demonstrated history of consistently completing installations in a timely manner and can reliably estimate the costs of such activities. Most customers engage Veeco to perform the installation services, although there are other third-party providers with sufficient knowledge who could complete these services. Based on these factors, installation is deemed to be inconsequential or perfunctory relative to the system sale as a whole, and as a result, installation service is not considered a separate element of the arrangement. As such, Veeco accrues the cost of the installation at the time of revenue recognition for the system.

In many cases Veeco’s products are sold with a billing retention, typically 10% of the sales price which is payable by the customer when field acceptance provisions are completed. The amount of revenue recognized upon delivery of a system or upgrade, if any, is limited to the lower of i) the amount billed that is not contingent upon acceptance provisions or ii) the value of the arrangement consideration allocated to the delivered elements, if such sale is part of a multiple-element arrangement.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09: Revenue from Contracts with Customers (the “Update”). The Update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Update outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt the Update for reporting periods beginning after December 15, 2016; however the FASB recently proposed a one-year deferral of the Update. Currently, companies may choose among different transition alternatives. Veeco is evaluating the impact of adopting the Update on its consolidated financial statements and related financial statement disclosures and has not yet determined which method of adoption will be selected.

Veeco is also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on Veeco’s consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. The computations of basic and diluted income (loss) per common share are:

	Three months ended March 31,
	2015	2014
	(in thousands, except per share data)
Net income (loss)	$(19,110)	$19,160

Net income (loss) per common share:
Basic	$(0.48)	$0.49
Diluted	$(0.48)	$0.48

Basic weighted average shares outstanding	39,639	39,177
Effect of potentially dilutive share-based awards	—	760
Diluted weighted average shares outstanding	39,639	39,937

The dilutive effect of outstanding options to purchase common stock, restricted share awards, and restricted share units is considered in diluted income per common share by application of the treasury stock method. The dilutive impact of our performance share awards and performance share units are included in dilutive EPS in the periods those performance targets have been achieved. For the three months ended March 31, 2015, 0.5 million common equivalent shares were excluded from the computation of diluted net loss per share as their effect would be antidilutive since Veeco incurred a net loss. In addition for the three months ended March 31, 2015 and 2014, respectively, approximately 2.0 million and 1.4 million in potentially dilutive shares were excluded from the diluted income (loss) per common share calculation as their effect would be antidilutive.

Note 3 — Assets

Investments and Assets held for sale

Marketable securities are generally classified as available-for-sale and reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.” These securities may include U.S. treasuries, government agency securities, corporate debt, and commercial paper, all with maturities of greater than three months when purchased. All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are included in “Other, net” in the Consolidated Statements of Operations.

Fair value is the price that would be received for an asset or the amount paid to transfer a liability in an orderly transaction between market participants. Veeco classifies certain assets based on the following fair value hierarchy:

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The level used within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Veeco has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. In determining fair value, information from pricing services is utilized to value securities based on quoted market prices in active markets and matrix pricing. Matrix pricing is a mathematical valuation technique that does not rely exclusively on quoted prices of specific investments, but on the investment’s relationship to other benchmarked quoted securities. The use of different market assumptions and/or estimation methodologies could have a significant effect on the fair value estimates. The following table presents assets (excluding cash and cash equivalent balances) that are measured at fair value on a recurring basis:

	Level 1	Level 2	Total
	(in thousands)
March 31, 2015
U.S. treasuries	$59,732	$—	$59,732
Government agency securities	—	4,999	4,999
Corporate debt	—	24,266	24,266

December 31, 2014
U.S. treasuries	$81,527	$—	$81,527
Corporate debt	—	39,045	39,045

There were no transfers between fair value measurement levels during the three months ended March 31, 2015. There were no financial assets or liabilities measured at fair value using Level 3 fair value measurements at March 31, 2015 or December 31, 2014.

The amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2015
U.S. treasuries	$59,692	$42	$(2)	$59,732
Government agency securities	4,998	1	—	4,999
Corporate debt	24,240	27	(1)	24,266
Total available-for-sale securities	$88,930	$70	$(3)	$88,997

December 31, 2014
U.S. treasuries	$81,506	$27	$(6)	$81,527
Corporate debt	39,031	20	(6)	39,045
Total available-for-sale securities	$120,537	$47	$(12)	$120,572

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Available-for-sale securities in a loss position consist of:

	March 31, 2015		December 31, 2014
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$22,001	$(2)	$35,001	$(6)
Corporate debt	6,082	(1)	13,069	(6)
Total available-for-sale securities in a loss position	$28,083	$(3)	$48,070	$(12)

At March 31, 2015 and December 31, 2014, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The contractual maturities of securities classified as available-for-sale at March 31, 2015 are:

	March 31, 2015
	Amortized	Estimated
	cost	fair value
	(in thousands)
Due in one year or less	$49,028	$49,055
Due after one year through two years	39,902	39,942
Total available-for-sale securities	$88,930	$88,997

Actual maturities may differ from contractual maturities. Veeco may sell these securities prior to maturity based on the needs of the business. In addition, borrowers may have the right to call or prepay obligations prior to scheduled maturities.

Realized gains or losses are included in “Other, net” in the Consolidated Statements of Operations. There were minimal realized gains for the three months ended March 31, 2015 and no realized gains or losses for the three months ended March 31, 2014. The cost of securities liquidated is based on specific identification.

Accounts receivable

Accounts receivable is presented net of allowance for doubtful accounts of $0.5 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively.

Inventory

Inventory is stated at the lower of cost or market using standard costs that approximate actual costs on a first-in, first-out basis. Inventory consists of:

	March 31, 2015	December 31, 2014
	(in thousands)
Materials	$33,627	$30,319
Work-in-process	19,381	25,096
Finished goods	4,189	6,056
Total inventory	$57,197	$61,471

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Deferred cost of sales

For new products, new applications of existing products or for products with substantive customer acceptance provisions where Veeco can not objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of supplier deposits, as well as lease deposits and prepaid licenses.

Veeco outsources certain functions to third parties, including the manufacture of substantially all of its MOCVD systems, ion beam and other data storage systems, and ion sources. While primarily relying upon several suppliers for the manufacturing of these systems, Veeco maintains a minimum level of internal manufacturing capability for these systems. Supplier deposits consist of $21.4 million and $12.7 million at March 31, 2015 and December 31, 2014, respectively.

Assets held for sale

Research and demonstration laboratories in Asia, as well as a vacant building and land, were designated as held for sale during 2014. The balance sheet reflects Veeco’s estimate of fair value less costs to sell using the sales comparison market approach.

Property, plant, and equipment

Property, plant, and equipment consist of:

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$9,392	$9,392
Building and improvements	51,984	51,979
Machinery and equipment	108,808	104,815
Leasehold improvements	4,440	4,356
Gross property, plant and equipment	174,624	170,542
Less: accumulated depreciation and amortization	94,323	91,790
Net property, plant, and equipment	$80,301	$78,752

There were $0.1 million in impairments during the three months ended March 31, 2015 related to restructuring activities. Depreciation expense was $2.8 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively.

Included in property, plant, and equipment are held-for-sale systems that are the same types of tools that Veeco sells to its customers in the ordinary course of business. During the three months ended March 31, 2015 and 2014, Veeco had aggregate sales of $1.3 million and $2.3 million with associated costs of $1.3 million and $1.4 million, respectively, which was included in “Net sales” and “Cost of sales” in the Consolidated Statements of Operations.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Goodwill

There were no new acquisitions or impairments during the three months ended March 31, 2015. The purchase accounting related to the $145.5 million December 4, 2014 acquisition of Solid State Equipment LLC (“SSEC”), which has been renamed Veeco Precision Surface Processing LLC (“PSP”), remains preliminary. The estimated fair value of the assets acquired and liabilities assumed may be adjusted as further information becomes available during the measurement period of up to 12 months from the acquisition date. Changes in goodwill consist of:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Goodwill - December 31, 2014	$238,158	$123,199	$114,959
Purchase price allocation adjustment	13	—	13
Goodwill - March 31, 2015	$238,171	$123,199	$114,972

Intangible assets

There were no new acquisitions or impairments during the three months ended March 31, 2015. As the PSP purchase accounting remains preliminary, intangible assets acquired may be adjusted as further information becomes available.  The components of purchased intangible assets consist of:

	March 31, 2015			December 31, 2014
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$222,358	$109,881	$112,477	$222,358	$106,342	$116,016
Customer relationships	47,885	16,793	31,092	47,885	14,918	32,967
Trademarks and tradenames	3,050	1,406	1,644	3,050	1,096	1,954
Indefinite-lived trademark	2,900	—	2,900	2,900	—	2,900
Other	6,320	3,087	3,233	6,320	849	5,471
Total	$282,513	$131,167	$151,346	$282,513	$123,205	$159,308

Other intangible assets consist of patents, licenses, customer backlog, and non-compete agreements.

Other assets

Veeco has an ownership interest of less than 20% in a non-marketable cost method investment. Veeco does not exert significant influence over the investee, and therefore the investment is carried at cost. The carrying value of the investment is $19.4 million at both March 31, 2015 and December 31, 2014. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires significant judgment. The analysis includes assessments of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing, and the impact of any relevant contractual equity preferences held by Veeco or others. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 4 — Liabilities

Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities consist of:

	March 31, 2015	December 31, 2014
	(in thousands)
Payroll and related benefits	$16,706	$26,605
Sales, use, and other taxes	2,159	1,776
Warranty	5,505	5,411
Restructuring liability	1,493	1,428
Professional fees	2,881	2,752
Other	7,747	10,446
Total accrued liabilities	$36,491	$48,418

Other liabilities consist of accruals for costs associated with installations, sales training, royalties, and travel.

Warranty reserves

Warranties are typically valid for one year from the date of system final acceptance. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. The estimate is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can impact warranty costs. Changes in Veeco’s product warranty reserves include:

(in thousands)
Warranty reserves - December 31, 2014	$5,411
Warranties issued	1,470
Settlements made	(919)
Changes in estimate	(457)
Warranty reserves - March 31, 2015	$5,505

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Restructuring accruals

During the three months ended March 31, 2015, additional accruals were recognized and payments made related to the 2014 closing of Veeco’s Ft. Collins, Colorado and Camarillo, California facilities. Business activities formally conducted at these sites have been transferred to the Plainview, New York facility. In addition, as part of the strategic plan to lower spending on its ALD technology and to refocus research and development efforts on other opportunities, Veeco announced the closing of its Hyeongok-ri, South Korea facility and notified 23 employees of their termination from Veeco. As such, Veeco accrued and paid for restructuring activities during the three months ended March 31, 2015. Minimal restructuring costs are expected to be accrued for these activities during the remainder of 2015.

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Restructuring accrual - December 31, 2014	$1,428	$—	$1,428
Provision	1,532	825	2,357
Payments	(1,839)	(453)	(2,292)
Restructuring accrual - March 31, 2015	$1,121	$372	$1,493

Customer deposits and deferred revenue

Customer deposits totaled $66.7 million and $73.0 million at March 31, 2015 and December 31, 2014, respectively. The remainder of the balance relates to deferred revenue consisting of customer billings for which all revenue recognition criteria have not yet been met.

Long-term debt

Debt consists of a mortgage note payable with a carrying value of $1.8 million at March 31, 2015 and December 31, 2014. The annual interest rate on the mortgage is 7.91%, and the final payment is due on January 1, 2020. The mortgage note payable is secured by certain land and buildings. The property associated with the mortgage is currently held for sale. A discounted cash flow model was used to calculate a level 3 fair value estimate of $1.9 million and $2.0 million at March 31, 2015 and December 31, 2014, respectively.

Note 5 — Commitments and Contingencies

Minimum lease commitments

At March 31, 2015, Veeco’s total future minimum lease payments under non-cancelable operating leases have not changed significantly from the footnote disclosure in the 2014 Form 10-K.

Purchase commitments

Veeco has purchase commitments under certain contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. Veeco has purchase commitments of $127.0 million at March 31, 2015, substantially all of which become due within one year.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Bank guarantees and lines of credit

Veeco has bank guarantees issued by a financial institution on its behalf as needed, a portion of which is collateralized against cash that is restricted from use. At March 31, 2015, outstanding bank guarantees totaled $46.0 million, and unused lines of credit of $23.8 million were available to be drawn upon to cover performance bonds required by customers.

Legal proceedings

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma. The plaintiff in the lawsuit, Patrick Colbus, seeks unspecified damages and asserts claims that he suffered burns and other injuries while he was cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco. The lawsuit alleges, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. Veeco believes this lawsuit is without merit and intends to defend vigorously against the claims. Veeco is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein. Veeco believes that, in the event of any recovery by the plaintiff from Veeco, such recovery would be fully covered by insurance.

Veeco is involved in other legal proceedings arising in the normal course of business. The resolution of these matters is not expected to have a material adverse effect on Veeco’s consolidated financial position, results of operations, or cash flows.

Note 6 — Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Cumulative		Unrealized Gains on
	Translation	Minimum Pension	Available-for-sale
	Adjustment	Liability	Securities	Total
	(in thousands)
Balance at December 31, 2014	$2,333	$(881)	$17	$1,469
Other comprehensive income, net of tax	(15)	—	32	17
Balance at March 31, 2015	$2,318	$(881)	$49	$1,486

Veeco did not allocate tax expense to other comprehensive income for the three months ended March 31, 2015 as Veeco is in a full valuation allowance position such that a deferred tax asset related to amounts recognized in other comprehensive income is not regarded as realizable on a more-likely-than-not basis.

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2015.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Share-based compensation

Restricted share awards are issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over one to five years. Restricted share awards are participating securities which entitle holders to both dividends and voting rights. Other types of share-based compensation include performance share awards, performance share units, and restricted share units (collectively with restricted share awards, “restricted shares”), as well as options to purchase common stock. Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the periods indicated:

	Three months ended March 31,
	2015	2014
	(in thousands)
Cost of sales	$601	$560
Selling, general, and administrative	2,798	3,101
Research and development	599	1,061
Total share-based compensation expense	$3,998	$4,722

Equity activity related to restricted shares consists of:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
	(in thousands)
Restricted shares outstanding - December 31, 2014	1,237	$34.27
Granted	39	31.56
Vested	(4)	32.88
Forfeited	(53)	35.99
Restricted shares outstanding - March 31, 2015	1,219	$34.11

Equity activity related to stock options consists of:

		Weighted Average
	Number of Shares	Exercise Price
	(in thousands)
Stock options outstanding - December 31, 2014	2,391	$31.65
Granted	10	30.49
Exercised	(10)	28.77
Expired or forfeited	(62)	36.03
Stock options outstanding - March 31, 2015	2,329	$31.54

Note 8 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which Veeco operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carry forwards. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of net deferred tax assets is dependent on future taxable income.

At the end of each interim reporting period, the effective tax rate is aligned to expectations for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended March 31,
	2015	2014
	(in thousands)
Income (loss) before income taxes	$(15,664)	$18,791
Income tax expense (benefit)	$3,446	$(369)

For the three months ended March 31, 2015, the net expense for income taxes included a $2.0 million provision relating to Veeco’s domestic operations and a $1.4 million provision relating to foreign operations. Although there was a domestic pre-tax loss for the period, Veeco did not provide a current tax benefit on such losses as the amounts are not realizable on a more-likely-than-not basis. In addition, Veeco provided withholding taxes and a domestic provision relating to certain deferred tax liabilities that could not be offset against its deferred tax assets. Veeco’s foreign operations are profitable. As such, taxes were provided at rates which approximate the statutory rates of those foreign jurisdictions.

For the three months ended March 31, 2014, the effective tax rate differed from statutory tax rates primarily due to the recognition of a tax benefit on only the portion of the U.S. domestic losses which were determined to be realizable as net deferred tax assets on a more-likely-than-not basis. The effective tax rate was also impacted because a tax provision was not provided on the contingent consideration gain of $29.4 million. Veeco’s foreign operations were profitable. As such, taxes were provided at rates which approximate the statutory rates of those foreign jurisdictions.

Note 9 — Segment Reporting and Geographic Information

Veeco operates and measures its results in one operating segment and therefore has one reportable segment: the design, development, manufacture, and support of thin film process equipment primarily sold to make electronic devices.

Veeco categorizes its sales into the following four markets:

Lighting, Display & Power Electronics (Energy Conservation)

Lighting refers to Light Emitting Diode (“LED”); semiconductor illumination sources used in various applications including display as backlights, general lighting, automotive running lights, and head lamps. Display refers to LED displays and Organic Light Emitting Diode (“OLED”) displays. Power Electronics refers to semiconductor devices such as rectifiers, inverters, and converters for the control and conversion of electric power.

Advanced Packaging, MEMS & RF (Mobility)

Advanced Packaging includes a portfolio of wafer-level assembly technologies that enable the miniaturization of electronic products, such as smartphones, smartwatches, tablets and laptops. Micro-Electromechanical Systems (“MEMS”) includes tiny mechanical devices such as sensors, switches, mirrors, and actuators embedded in semiconductor chips used in vehicles, smartphones, tablets, and games. Radio Frequency (“RF”) includes semiconductor devices that make use of radio waves (RF fields) for wireless broadcasting and/or communications.

Scientific & Industrial

Scientific refers to university research institutions, industry research institutions, industry consortiums, and government research agencies. Industrial refers to large-scale product manufacturing including optical coatings: thin layers of material deposited on a lens or mirror that alters how light reflects and transmits; photomask: an opaque plate that allows light to shine through in a defined pattern for use in photolithography; and front end semiconductor: early steps in the process of integrated circuit fabrication where the microchips are created but still remain on the silicon wafer.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Data Storage

The Data Storage market refers to the archiving of data in electromagnetic or other forms for use by a computer or device, including hard disk drives used in large capacity storage applications.

Revenue by market:

	Three months ended March 31,
	2015	2014
	(in thousands)
Lighting, Display & Power Electronics	$64,327	$63,891
Advanced Packaging, MEMS & RF	13,165	798
Scientific & Industrial	13,635	8,486
Data Storage	7,214	17,666
Total Sales	$98,341	$90,841

Significant operations outside the United States include sales and service offices in the Asia-Pacific and Europe regions. For geographic reporting, revenues are attributed to the location in which the customer facility is located as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)
United States	$27,969	$7,477
China	44,282	32,838
EMEA(1)	8,325	10,346
Rest of World	17,765	40,180
Total Sales	$98,341	$90,841

(1) EMEA consists of Europe, the Middle East, and Africa

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Our discussion below constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “targets,” “plans,” “intends,” “will,” and similar expressions related to the future are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made.

Executive Summary

We design, manufacture, and market thin film process equipment aligned to meet the demands of global “megatrends” such as energy conservation and mobility. Our equipment is primarily sold to make components for electronic devices including LEDs, displays, power electronics, wireless devices, smartphones, and hard disk drives. We develop highly differentiated equipment for critical performance steps in thin film processing. Our products feature leading technology, low cost-of-ownership, and high throughput. Core competencies in advanced thin film technologies, patent protection, and decades of specialized process know-how help us stay at the forefront of these rapidly advancing markets.

Our overall performance in the first quarter of 2015 met expectations as we continue to execute our financial turnaround and drive growth. In particular:

•                  First quarter revenue was $98 million;

•                  Bookings were $102 million; and

•                  Cash was stable at $393 million.

After a multiyear downturn in the market for equipment that is used to manufacture LEDs, lighting adoption is accelerating and LED fabrication utilization rates at most of our key customers are at levels that will require additional capacity purchases. Our customers are also reporting better market demand for products with LED backlighting. While quarterly booking patterns fluctuate, and in fact declined in the first quarter of 2015 as compared to the fourth quarter of 2014, we are seeing a general upward trend in bookings. Our new EPIK 700 system is performing well against our expectations, and we received production orders from all customers who tested the beta version of the system as well as additional orders from other customers in multiple countries. Our metal organic chemical vapor deposition (“MOCVD”) architecture has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. We anticipate an improvement in overall bookings for the second quarter of 2015 as compared to the first quarter of 2015, driven primarily by growth in Lighting, Display & Power Electronics.

Veeco Precision Surface Processing, or PSP, is performing well since we acquired the business in December 2014. PSP provides single wafer wet etch, clean, and surface preparation equipment targeting high growth segments in advanced packaging, RF devices, MEMS, and compound semiconductors. Our sales team is opening up new opportunities for PSP products in Asia, mobility applications are driving sales in Europe and the U.S., and the business is seeing positive momentum in 3D TSV (thru silicon via) applications.

We continue to experience challenging business conditions in the Data Storage market, where hard disk drive industry customers are not making significant investments in new capacity. Future demand for our Data Storage products remains unclear and orders are expected to fluctuate from quarter to quarter.

Results of Operations

For the three months ended March 31, 2015 and 2014

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	Three months ended March 31,				Change
	2015		2014		Period to Period
	(dollars in thousands)
Net sales	$98,341	100%	$90,841	100%	$7,500	8%
Cost of sales	63,205	64%	57,064	63%	6,141	11%
Gross profit	35,136	36%	33,777	37%	1,359	4%
Operating expenses, net:
Selling, general, and administrative	22,882	23%	21,667	24%	1,215	6%
Research and development	18,585	19%	19,768	22%	(1,183)	-6%
Amortization	7,962	8%	2,903	3%	5,059	>100%
Restructuring	2,357	2%	392	0%	1,965	NM
Asset impairment	126	0%	—	0%	126	100%
Changes in contingent consideration	—	0%	(29,368)	-32%	29,368	NM
Other, net	(951)	-1%	(212)	0%	(739)	NM
Total operating expenses, net	50,961	52%	15,150	17%	35,811	NM
Operating income (loss)	(15,825)	-16%	18,627	21%	(34,452)	NM
Interest income, net	161	0%	164	0%	(3)	-2%
Income (loss) before income taxes	(15,664)	-16%	18,791	21%	(34,455)	NM
Income tax expense (benefit)	3,446	4%	(369)	0%	3,815	NM
Net income (loss)	$(19,110)	-19%	$19,160	21%	$(38,270)	NM

NM - Not meaningful

Sales

The following is an analysis of sales by market:

	Three months ended March 31,				Change
	2015		2014		Period to Period
	(dollars in thousands)
Lighting, Display & Power Electronics	$64,327	66%	$63,891	70%	$436	1%
Advanced Packaging, MEMS & RF	13,165	13%	798	1%	12,367	>100%
Scientific & Industrial	13,635	14%	8,486	9%	5,149	61%
Data Storage	7,214	7%	17,666	20%	(10,452)	-59%
Total Sales	$98,341	100%	$90,841	100%	$7,500	8%

The following is an analysis of sales by region:

	Three months ended March 31,				Change
	2015		2014		Period to Period
	(dollars in thousands)
United States	$27,969	28%	$7,477	8%	$20,492	>100%
China	44,282	45%	32,838	36%	11,444	35%
EMEA	8,325	9%	10,346	12%	(2,021)	-20%
Rest of World	17,765	18%	40,180	44%	(22,415)	-56%
Total Sales	$98,341	100%	$90,841	100%	$7,500	8%

Total sales increased $7.5 million from the prior year comparable period primarily due to an increase in sales in the Advanced Packaging, MEMS & RF market of $12.4 million, with additional sales increases in the Lighting, Display & Power Electronics market of $0.4 million and the Scientific & Industrial market of $5.2 million. The sales increases are primarily attributed to the PSP business recently acquired in December 2014 as well as increased sales into the RF market. Pricing was not a significant driver of the change in total sales. Partially offsetting sales growth was a $10.5 million reduction in sales into the Data Storage market. This decline was a result of relatively weak Data Storage bookings in the third quarter of 2014; the time between booking and revenue recognition for sales in the Data Storage market is typically at least six months. Increased Data Storage bookings since the third quarter of 2014 are expected to increase sales in the upcoming quarters of 2015. Shipments of our EPIK 700 systems into the Lighting, Display & Power Electronics market resulted in an increase of $25.3 million in deferred revenue at March 31, 2015, which is largely expected to be recognized as revenue during 2015.

United States sales increased $20.5 million across all markets primarily due to our acquisition of PSP in December 2014. China sales increased $11.4 million specifically driven by our MOCVD product portfolio, offset by $24.4 million in declines primarily driven by a reduction in MOCVD sales in the Rest of World. We expect that there will continue to be variations in the geographic distribution of sales in the future.

Bookings remained relatively flat at $101.8 million and $102.6 million for the three months ended March 31, 2015 and 2014, respectively. One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. In Q1 of 2015, the ratio was slightly higher than 1.0. Our backlog at March 31, 2015 of $288.9 million reflects a slight increase as compared to last quarter’s December 31, 2014 balance of $286.7 million.

Gross Profit

Gross margin decreased from the prior year due to the inventory fair value step-up associated with the sales of systems acquired as part of the PSP acquisition. As part of purchase accounting, the book value of acquired inventory is adjusted to fair value and is recognized as cost of sales when the inventory is sold, temporarily suppressing gross margin until all acquired inventory is sold. The decrease was partially offset by the recognition in the first three months of 2015 of certain forfeited customer deposits of $3.0 million.

Selling, general, and administrative costs

Selling, general, and administrative expenses increased primarily due to the December 2014 acquisition of PSP, which contributed about $3.5 million of the increase, as well as an increase in bonus expenses. Partially offsetting this increase was a reduction in professional fees and personnel related expenses of $3.2 million.

Research and development costs

Research and development expenses decreased due to reductions in our personnel related expenses particularly related to the ALD restructuring efforts, which was partially offset by an increase in spending due to the December 2014 acquisition of PSP. We continue to focus our research and development expenses on projects in areas we anticipate to be high-growth. We selectively funded these product development activities which resulted in lower professional consulting expense, as well as reduced spending for project materials and personnel-related costs.

Amortization costs

The increase in amortization expense is related to the $79.8 million in amortizable intangible assets acquired as part of our acquisition of PSP in December 2014.

Restructuring costs

The increase in restructuring expense is primarily due to our plan announced in the fourth quarter of 2014 to lower our spending on our ALD flexible OLED technology and to refocus research and development efforts on other opportunities. We announced the closing of our Hyeongok-ri, South Korea facility and notified 23 employees of their termination from Veeco resulting in additional restructuring costs.

Changes in contingent consideration

Included in our agreement to acquire ALD in the fourth quarter of 2013 were performance milestones that could trigger contingent payments to the original selling shareholders. During the three months ended March 31, 2014, we determined that the remaining performance milestones would not be met, reversed the fair value of the liability, and recorded a non-cash gain of $29.4 million.

Income tax expense

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax provision for the three months ended March 31, 2015 was $3.4 million compared to a benefit of $0.4 million during the three months ended March 31, 2014. The 2015 income tax expense included a $2.0 million provision relating to our domestic operations and a $1.4 million provision relating to foreign operations. Although there was a domestic pre-tax loss for the period, we did not provide a current tax benefit on such losses as the amounts are not realizable on a more-likely-than-not basis. In addition, we provided withholding taxes and a domestic provision relating to certain deferred tax liabilities that could not be offset against our deferred tax assets. This differs from 2014 when we were able to recognize part of our domestic pre-tax losses on a more-likely-than-not basis. Our foreign operations are profitable. As such, taxes were provided at rates which approximate the statutory rates of those foreign jurisdictions.

Liquidity and Capital Resources

We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital, contractual obligation, and other cash flow needs for the next twelve months.

Our cash and cash equivalents, short-term investments, and restricted cash were:

	March 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$303,123	$270,811
Short-term investments	88,997	120,572
Restricted cash	493	539
Total	$392,613	$391,922

At March 31, 2015 and December 31, 2014, cash and cash equivalents of $216.5 million and $220.5 million, respectively, were held outside the United States. It is our current intention to permanently reinvest the cash and cash equivalent balances held in Singapore, China, Taiwan, South Korea, and Malaysia, and our current forecasts do not require repatriation of the funds back to the United States. At March 31, 2015, we had $130.2 million in cash held outside the United States on which we would have to pay significant U.S. income taxes to repatriate. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations throughout our global organization.

Cash Flows from Operating Activities

	Three months ended March 31,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(19,110)	$19,160
Reconciling adjustments:
Depreciation and amortization	10,724	5,771
Deferred income taxes	607	(798)
Share-based compensation expense	3,998	4,722
Change in contingent consideration	—	(29,368)
Other items	114	(920)
Changes in operating assets and liabilities	7,955	(16,968)
Net cash provided by (used in) operating activities	$4,288	$(18,401)

Cash provided by changes in operating assets and liabilities for the three months ended March 31, 2015 is primarily driven by a $14.0 million increase in customer deposits and deferred revenue, $11.2 million increase in accounts payable and accrued liabilities, partially offset by a $9.0 million increase in prepaid expenses and other current assets, $7.2 million increase in inventory and deferred cost of sales, and a $4.2 million increase in accounts receivable.

Cash used in operations for the three months ended March 31, 2014 is primarily driven by a $26.9 million increase in accounts receivable attributed to the timing of invoicing to customers and a $7.4 million decrease in accounts payable attributed to reduced purchasing activity, offset by an $8.2 million decrease in inventory also attributed to reduced purchasing activity and an $11.6 million increase in accrued expenses associated with payroll-related accruals and customer deposits.

Cash Flows from Investing Activities

	Three months ended March 31,
	2015	2014
	(in thousands)
Cash Flows from Investing Activities
Capital expenditures	$(4,781)	$(2,138)
Proceeds from the liquidation of short-term investments, net of purchases	31,558	14,041
Proceeds from sales of lab tools	1,413	2,340
Other	(68)	(124)
Net cash provided by investing activities	$28,122	$14,119

Cash provided by investing activities in 2015 is attributed primarily to net liquidations of short-term investments, repositioning the net proceeds to cash and cash equivalents. Cash provided was partially offset by increased capital expenditures.

Cash Flows from Financing Activities

	Three months ended March 31,
	2015	2014
	(in thousands)
Cash Flows from Financing Activities
Proceeds from stock option exercises	$45	$8,316
Payments of tax withholdings - restricted shares	(52)	(170)
Repayments of long-term debt	(76)	(70)
Net cash provided by (used in) financing activities	$(83)	$8,076

Cash flows used in financing activities during the three months ended March 31, 2015 were negligible.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources other than operating leases, bank guarantees, and purchase commitments disclosed in the preceding footnotes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolio considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of almost $90 million at March 31, 2015. These securities are subject to interest rate risk; a 100 basis point increase in interest rates would result in a decrease in the fair value of the March 31, 2015 investment portfolio of $0.5 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to maturity or the loss is determined to be other-than-temporary.

Currency Exchange Risk

We conduct business on a worldwide basis. As such, a portion of our revenues, earnings, and net investments in foreign affiliates is exposed to changes in currency exchange rates. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

We may manage our risks and exposures to currency exchange rates through the use of derivative financial instruments (e.g., forward contracts). We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes. During the three months ended March 31, 2015, we did not own any derivatives. During the three months ended March 31, 2014, we did not designate our foreign exchange derivatives as hedges. Accordingly, the currency exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and changes in fair value from these contracts are recorded in “Other, net” in our Consolidated Statements of Operations.

Our net sales to customers located outside of the United States represented approximately 72% and 91% of our total net sales for the three months ended March 31, 2015 and 2014, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 6% and 23% of total net sales in the three months ended March 31, 2015 and 2014, respectively.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective at March 31, 2015. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings appears in the Commitments and Contingencies Note to the Consolidated Financial Statements in this quarterly report on Form 10-Q and in Part I — Item 3 of our 2014 Form 10-K. There have been no material changes from the legal proceedings previously disclosed in our 2014 Form 10-K.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our 2014 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

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

*                                         Filed herewith

**                                  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2015.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer