Form 10-Q
period 2015-06-30
VEECO INSTRUMENTS INC
filed 2015-08-03
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 29, 2015
par value $0.01 per share	40,789,271

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$313,853	$270,811
Short-term investments	82,397	120,572
Restricted cash	—	539
Accounts receivable, net	83,098	60,085
Inventory	63,564	61,471
Deferred cost of sales	24,384	5,076
Prepaid expenses and other current assets	25,976	23,132
Assets held for sale	6,000	6,000
Deferred income taxes	6,479	7,976
Total current assets	605,751	555,662
Property, plant and equipment, net	80,002	78,752
Goodwill	115,256	114,959
Deferred income taxes	1,180	1,180
Intangible assets, net	143,367	159,308
Other assets	20,325	19,594
Total assets	$965,881	$929,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,159	$18,111
Accrued expenses and other current liabilities	39,343	48,418
Customer deposits and deferred revenue	128,553	96,004
Income taxes payable	7,750	5,441
Deferred income taxes	120	120
Current portion of long-term debt	327	314
Total current liabilities	222,252	168,408
Deferred income taxes	15,779	16,397
Long-term debt	1,367	1,533
Other liabilities	6,183	4,185
Total liabilities	245,581	190,523
Stockholders’ Equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 40,789,138 and 40,360,069 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	408	404
Additional paid-in capital	759,004	750,139
Accumulated deficit	(40,576)	(13,080)
Accumulated other comprehensive income	1,464	1,469
Total stockholders’ equity	720,300	738,932
Total liabilities and stockholders’ equity	$965,881	$929,455

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$131,410	$95,122	$229,751	$185,963
Cost of sales	82,341	64,449	145,545	121,513
Gross profit	49,069	30,673	84,206	64,450
Operating expenses, net:
Selling, general, and administrative	24,365	21,891	47,247	43,558
Research and development	20,119	21,011	38,704	40,779
Amortization of intangible assets	7,979	2,899	15,941	5,802
Restructuring	683	801	3,040	1,193
Asset impairment	—	—	126	—
Changes in contingent consideration	—	—	—	(29,368)
Other, net	(51)	(158)	(1,002)	(370)
Total operating expenses, net	53,095	46,444	104,056	61,594
Operating income (loss)	(4,026)	(15,771)	(19,850)	2,856
Interest income	243	180	530	386
Interest expense	(124)	(108)	(250)	(150)
Income (loss) before income taxes	(3,907)	(15,699)	(19,570)	3,092
Income tax expense (benefit)	4,479	(488)	7,926	(857)
Net income (loss)	$(8,386)	$(15,211)	$(27,496)	$3,949

Income (loss) per common share:
Basic	$(0.21)	$(0.39)	$(0.69)	$0.10
Diluted	$(0.21)	$(0.39)	$(0.69)	$0.10

Weighted average number of shares:
Basic	39,693	39,379	39,666	39,275
Diluted	39,693	39,379	39,666	40,061

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(8,386)	$(15,211)	$(27,496)	$3,949

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities	(7)	71	26	121
Less: Reclassification adjustments for gains included in net income	(1)	(45)	(1)	(45)
Currency translation gain (loss)	(15)	(24)	(30)	109
Other comprehensive income (loss), net of tax	(23)	2	(5)	185

Comprehensive income (loss)	$(8,409)	$(15,209)	$(27,501)	$4,134

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(27,496)	$3,949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,725	11,600
Deferred income taxes	879	(2,675)
Asset impairment	126	—
Share-based compensation expense	8,919	9,813
Provision of bad debts	—	(1,936)
Gain on sale of lab tools	(179)	(2,435)
Change in contingent consideration	—	(29,368)
Changes in operating assets and liabilities:
Accounts receivable	(22,709)	(32,721)
Inventory and deferred cost of sales	(21,269)	7,062
Prepaid expenses and other current assets	(2,844)	(1,631)
Accounts payable and accrued expenses	19,041	(1,214)
Customer deposits and deferred revenue	31,599	22,826
Income taxes receivable and payable, net	2,309	646
Other, net	1,860	(692)
Net cash provided by (used in) operating activities	11,961	(16,776)

Cash Flows from Investing Activities
Capital expenditures	(7,530)	(4,509)
Proceeds from the liquidation of short-term investments	50,147	121,233
Payments for purchases of short-term investments	(11,998)	(92,029)
Proceeds from sale of lab tools	1,533	7,034
Other	(865)	(685)
Net cash provided by investing activities	31,287	31,044

Cash Flows from Financing Activities
Proceeds from stock option exercises	1,157	9,125
Payments of tax withholdings - restricted shares	(1,180)	(1,867)
Repayments of long-term debt	(153)	(141)
Net cash provided by (used in) financing activities	(176)	7,117

Effect of exchange rate changes on cash and cash equivalents	(30)	148
Net increase in cash and cash equivalents	43,042	21,533
Cash and cash equivalents - beginning of period	270,811	210,799
Cash and cash equivalents - end of period	$313,853	$232,332
Supplemental information:
Interest paid	$71	$82
Income taxes paid	$2,625	$1,999

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in the most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Certain amounts previously reported have been reclassified in the financial statements to conform to the current presentation.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2015 interim quarters end on March 29, June 28, and September 27, and the 2014 interim quarters ended on March 30, June 29, and September 28. These interim quarters are reported as March 31, June 30 and September 30 in Veeco’s interim consolidated financial statements.

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

Contracts with customers frequently contain multiple deliverables. Judgment is required to properly identify the accounting units of the multiple-element arrangements and to determine how the revenue should be allocated among the accounting units. Veeco also evaluates whether multiple transactions with the same customer or related parties should be considered part of a single, multiple-element arrangement based on an assessment of whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of one another. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria have been met in order to recognize revenue in the appropriate accounting period.

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

System sales arrangements, including certain upgrades, generally do not contain provisions for the right of return, forfeiture, refund, or other purchase price concessions. In the rare instances where such provisions are included, all revenue is deferred until such rights expire. The sales arrangements generally include installation. The installation process is not deemed essential to the functionality of the equipment since it is not complex; it does not require significant changes to the features or capabilities of the equipment or involve constructing elaborate interfaces or connections subsequent to factory acceptance. Veeco has a demonstrated history of consistently completing installations in a timely manner and can reliably estimate the costs of such activities. Most customers engage Veeco to perform the installation services, although there are other third-party providers with sufficient knowledge who could complete these services. Based on these factors, installation is deemed to be inconsequential or perfunctory relative to the system sale as a whole, and as a result, installation service is not considered a separate element of the arrangement. As such, Veeco accrues the cost of the installation at the time of revenue recognition for the system.

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

Veeco’s contractual terms with customers in Japan generally specify that title and risk and rewards of ownership transfer upon customer acceptance. As a result, for customers in Japan, revenue is recognized upon the receipt of written customer acceptance. A distributor is used for almost all product and service sales to customers in Japan. Title passes to the distributor upon shipment, however, due to customary local business practices, the risk and rewards of ownership of the system transfers to the end customers upon their acceptance. As such, Veeco recognizes revenue upon receipt of written acceptance from the end customer.

Veeco recognizes revenue related to maintenance and service contracts ratably over the applicable contract term. Revenue from the sales of components, spare parts, and specified service engagements is recognized at the time of delivery in accordance with the terms of the applicable sales arrangement.

Incremental direct costs incurred related to the acquisition of a customer contract, such as sales commissions, are expensed as incurred, even if the related revenue is deferred in accordance with the above policy.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09: Revenue from Contracts with Customers (the “Update”). The Update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Update outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt the Update for reporting periods beginning after December 15, 2016; however the FASB recently approved a one-year deferral of the Update.  The FASB expects to issue its final ASU formally amending the effective date by the end of the third quarter of 2015. Currently, companies may choose among different transition alternatives. Veeco is evaluating the impact of adopting the Update on its consolidated financial statements and related financial statement disclosures and has not yet determined which method of adoption will be selected.

Veeco is also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on Veeco’s consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 - Income (Loss) Per Common Share

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

For the three and six months ended June 30, 2015, and for the three months ended June 30, 2014, 1.1 million shares of nonvested, participating, restricted share awards and units were excluded from the computation of basic net loss per share since the securities’ holders are not obligated to fund these losses. The dilutive effect of outstanding options to purchase common stock, restricted share awards, and restricted share units is considered in diluted income per common share by application of the treasury stock method. The dilutive effect of outstanding performance share awards and units are included in income per common share when performance targets have been achieved.

The computations of basic and diluted income (loss) per common share are:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income (loss)	$(8,386)	$(15,211)	$(27,496)	$3,949

Net income (loss) per common share:
Basic	$(0.21)	$(0.39)	$(0.69)	$0.10
Diluted	$(0.21)	$(0.39)	$(0.69)	$0.10

Basic weighted average shares outstanding	39,693	39,379	39,666	39,275
Effect of potentially dilutive share-based awards	—	—	—	786
Diluted weighted average shares outstanding	39,693	39,379	39,666	40,061

Shares excluded from diluted calculation since Veeco incurred a net loss as their effect would be antidilutive	169	321	174	—

Potentially dilutive non-participating shares excluded from diluted calculation as their effect would be antidilutive	1,976	1,045	1,964	921

Note 3 - Assets

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

	Level 1	Level 2	Total
	(in thousands)
June 30, 2015
U.S. treasuries	$59,740	$—	$59,740
Government agency securities	—	5,000	5,000
Corporate debt	—	17,657	17,657

December 31, 2014
U.S. treasuries	$81,527	$—	$81,527
Corporate debt	—	39,045	39,045

There were no transfers between fair value measurement levels during the six months ended June 30, 2015. There were no financial assets or liabilities measured at fair value using Level 3 fair value measurements at June 30, 2015 or December 31, 2014.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2015
U.S. treasuries	$59,693	$47	$—	$59,740
Government agency securities	5,000	—	—	5,000
Corporate debt	17,644	14	(1)	17,657
Total available-for-sale securities	$82,337	$61	$(1)	$82,397

December 31, 2014
U.S. treasuries	$81,506	$27	$(6)	$81,527
Corporate debt	39,031	20	(6)	39,045
Total available-for-sale securities	$120,537	$47	$(12)	$120,572

Available-for-sale securities in a loss position consist of:

	June 30, 2015		December 31, 2014
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$—	$—	$35,001	$(6)
Corporate debt	2,139	(1)	13,069	(6)
Total available-for-sale securities in a loss position	$2,139	$(1)	$48,070	$(12)

At June 30, 2015 and December 31, 2014, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The contractual maturities of securities classified as available-for-sale are:

	June 30, 2015
	Amortized cost	Estimated fair value
	(in thousands)
Due in one year or less	$44,647	$44,668
Due after one year through two years	37,690	37,729
Total available-for-sale securities	$82,337	$82,397

Actual maturities may differ from contractual maturities. Veeco may sell these securities prior to maturity based on the needs of the business. In addition, borrowers may have the right to call or prepay obligations prior to scheduled maturities.

There were minimal realized gains for the three and six months ended June 30, 2015 and June 30, 2014. The cost of securities liquidated is based on specific identification.

Accounts receivable

Accounts receivable is presented net of allowance for doubtful accounts of $0.5 million and $0.7 million at June 30, 2015 and December 31, 2014, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventory

Inventory is stated at the lower of cost or market approximating actual costs using a first-in, first-out basis.

Inventory consists of:

	June 30, 2015	December 31, 2014
	(in thousands)
Materials	$33,378	$28,637
Work-in-process	25,091	26,778
Finished goods	5,095	6,056
Total inventory	$63,564	$61,471

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of supplier deposits, as well as prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses.

Veeco outsources a majority of its manufacturing to third parties. For outsourced products, Veeco maintains a minimum level of internal manufacturing capability. Supplier deposits were $15.2 million and $12.7 million at June 30, 2015 and December 31, 2014, respectively.

Assets held for sale

Research and demonstration laboratories in Asia, as well as a vacant building and land, were designated as held for sale during 2014. The carrying value reflects Veeco’s estimate of fair value less costs to sell using the sales comparison market approach.

Property, plant, and equipment

Property, plant, and equipment consist of:

	June 30, 2015	December 31, 2014
	(in thousands)
Land	$9,392	$9,392
Building and improvements	54,118	51,979
Machinery and equipment	107,153	104,815
Leasehold improvements	5,398	4,356
Gross property, plant and equipment	176,061	170,542
Less: accumulated depreciation and amortization	96,059	91,790
Net property, plant, and equipment	$80,002	$78,752

For the three and six months ended June 30, 2015, depreciation expense was $3.0 million and $5.8 million, respectively, and $2.9 million and $5.8 million for the comparable 2014 periods.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At June 30, 2015 and December 31, 2014, the carrying value of systems that had previously been used in Veeco’s laboratories as Veeco Certified Equipment was approximately $1.0 million and $1.3 million, respectively, and was included in “property, plant, and equipment” in the Consolidated Balance Sheets. These held-for-sale systems are the same types of tools that Veeco sells to customers in the ordinary course of business. When these systems are sold, sales proceeds and the associated costs are included in “Net sales” and “Cost of sales” in the Consolidated Statements of Operations.

Goodwill

There were no new acquisitions or impairments during the six months ended June 30, 2015. The purchase accounting related to the $145.5 million December 4, 2014 acquisition of Solid State Equipment LLC (“SSEC”), which has been renamed Veeco Precision Surface Processing LLC (“PSP”), remains preliminary. The estimated fair value of the assets acquired and liabilities assumed may be adjusted as further information becomes available during the measurement period of up to 12 months from the acquisition date. Changes in goodwill consist of:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Goodwill - December 31, 2014	$238,158	$123,199	$114,959
Purchase price allocation adjustment	297	—	297
Goodwill - June 30, 2015	$238,455	$123,199	$115,256

Intangible assets

There were no new acquisitions or impairments during the six months ended June 30, 2015. The components of purchased intangible assets consist of:

	June 30, 2015			December 31, 2014
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$222,358	$113,419	$108,939	$222,358	$106,342	$116,016
Customer relationships	47,885	18,685	29,200	47,885	14,918	32,967
Trademarks and tradenames	3,050	1,717	1,333	3,050	1,096	1,954
Indefinite-lived trademark	2,900	—	2,900	2,900	—	2,900
Other	6,320	5,325	995	6,320	849	5,471
Total	$282,513	$139,146	$143,367	$282,513	$123,205	$159,308

Other intangible assets consist of patents, licenses, customer backlog, and non-compete agreements.

Other assets

Veeco has an ownership interest of less than 20% in a non-marketable investment. Veeco does not exert significant influence over the investee, and therefore the investment is carried at cost. An additional investment of $0.8 million was made during the three months ended June 30, 2015, increasing the carrying value of the investment from $19.4 million at December 31, 2014 to $20.2 million at June 30, 2015. Subsequent to June 30, 2015, Veeco participated in a new round of financing by investing an additional $0.8 million. Veeco’s ownership interest and participating rights have not changed. Therefore, Veeco continues to carry the investment at cost. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires significant judgment. The analysis includes

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

assessments of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco or other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Note 4 - Liabilities

Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities consist of:

	June 30, 2015	December 31, 2014
	(in thousands)
Payroll and related benefits	$21,634	$28,938
Warranty	5,593	5,411
Installation	2,912	2,861
Sales, use, and other taxes	2,568	1,776
Professional fees	1,989	2,752
Restructuring liability	822	1,428
Other	3,825	5,252
Total accrued liabilities	$39,343	$48,418

Other liabilities include accruals for costs related to customer training, royalties, and travel.

Warranty reserves

Warranties are typically valid for one year from the date of system final acceptance. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs. The estimate is affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can impact warranty costs. Changes in product warranty reserves include:

(in thousands)
Warranty reserves - December 31, 2014	$5,411
Warranties issued	3,085
Settlements made	(1,932)
Changes in estimate	(971)
Warranty reserves - June 30, 2015	$5,593

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Restructuring accruals

During the six months ended June 30, 2015, additional accruals were recognized and payments made related to the 2014 closing of Veeco’s Ft. Collins, Colorado and Camarillo, California facilities. Business activities formerly conducted at these sites have been transferred to the Plainview, New York facility. In addition, Veeco is closing the Hyeongok-ri, South Korea facility. Veeco has accrued and paid for restructuring activities during the six months ended June 30, 2015. Additional restructuring costs to be accrued for these activities are not expected to be significant.

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Restructuring accrual - December 31, 2014	$1,428	$—	$1,428
Provision	2,085	955	3,040
Payments	(2,930)	(716)	(3,646)
Restructuring accrual - June 30, 2015	$583	$239	$822

Customer deposits and deferred revenue

Customer deposits totaled $57.0 million and $73.0 million at June 30, 2015 and December 31, 2014, respectively. The remainder of the balance relates to deferred revenue consisting of billings associated with customer contracts for which all revenue recognition criteria have not yet been met.

Long-term debt

Debt consists of a mortgage note payable with a carrying value of $1.7 million at June 30, 2015 and $1.8 million at December 31, 2014. The annual interest rate on the mortgage is 7.91%, and the final payment is due on January 1, 2020. The mortgage note payable is secured by certain land and buildings. The property associated with the mortgage is currently held for sale. A discounted cash flow model was used to calculate a level 3 fair value estimate of $1.8 million at June 30, 2015 and $2.0 million at December 31, 2014.

Note 5 - Commitments and Contingencies

Minimum lease commitments

At June 30, 2015, Veeco’s total future minimum lease payments under non-cancelable operating leases have not changed significantly from the footnote disclosure in the 2014 Form 10-K.

Purchase commitments

Veeco has purchase commitments under certain contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. Veeco has purchase commitments of $123.4 million at June 30, 2015, substantially all of which become due within one year.

Bank guarantees and letters of credit

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed to cover performance bonds required by customers. At June 30, 2015, outstanding bank guarantees and letters of credit totaled $36.2 million, and unused letters of credit of $30.9 million were available to be drawn upon.

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

Note 6 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Currency translation gain (loss)	Minimum Pension Liability	Unrealized Gains on Available-for-sale Securities	Total
	(in thousands)
Balance at December 31, 2014	$2,333	$(881)	$17	$1,469
Other comprehensive income (loss) before reclassifications	(30)	—	26	(4)
Amounts reclassified from AOCI	—	—	(1)	(1)
Other comprehensive income (loss)	(30)	—	25	(5)
Balance at June 30, 2015	$2,303	$(881)	$42	$1,464

Veeco did not allocate tax expense to other comprehensive income for the six months ended June 30, 2015 as Veeco is in a full valuation allowance position such that a deferred tax asset related to amounts recognized in other comprehensive income is not regarded as realizable on a more-likely-than-not basis.

Note 7 - Share-based compensation

Restricted share awards are issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over one to five years and entitle holders to both dividends and voting rights. Other types of share-based compensation include performance share awards, performance share units, and restricted share units (collectively with restricted share awards, “restricted shares”), as well as options to purchase common stock. Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$713	$620	$1,314	$1,180
Selling, general, and administrative	3,112	3,324	5,910	6,425
Research and development	1,096	1,147	1,695	2,208
Total share-based compensation expense	$4,921	$5,091	$8,919	$9,813

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Equity activity related to restricted shares:

		Weighted Average Grant Date
	Number of Shares	Fair Value
	(in thousands)
Restricted shares outstanding - December 31, 2014	1,237	$34.27
Granted	597	31.32
Vested	(125)	40.70
Forfeited	(59)	35.92
Restricted shares outstanding - June 30, 2015	1,650	$32.66

Equity activity related to stock options:

		Weighted Average
	Number of Shares	Exercise Price
	(in thousands)
Stock options outstanding - December 31, 2014	2,391	$31.65
Granted	17	30.22
Exercised	(74)	19.07
Expired or forfeited	(119)	38.62
Stock options outstanding - June 30, 2015	2,215	$31.69

Note 8 - Income Taxes

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Income (loss) before income taxes	$(3,907)	$(15,699)	$(19,570)	$3,092
Income tax expense (benefit)	$4,479	$(488)	$7,926	$(857)

For the three months ended June 30, 2015, the net expense for income taxes included a $3.3 million provision relating to Veeco’s domestic operations and a $1.2 million provision relating to foreign operations. For the six months ended June 30, 2015, the net expense for income taxes included a $5.3 million provision relating to domestic operations and a $2.6 million provision relating to foreign operations. Although there was a domestic pre-tax loss for the period, Veeco did not provide a current tax benefit on such losses as the amounts are not realizable on a more-likely-than-not basis. In addition, Veeco provided withholding taxes and a domestic provision relating to certain deferred tax liabilities that could not be offset against its deferred tax assets. Veeco’s foreign operations are profitable. As such, taxes were provided at rates which approximate the statutory rates of those foreign jurisdictions.

For the three and six months ended June 30, 2014, the effective tax rate was different than the statutory tax rate primarily due to the recognition of only a portion of Veeco’s U.S. deferred tax assets on a more-likely-than-not basis with respect to 2014 domestic pre-tax losses. In addition, for the six months ended June 30, 2014, the effective tax rate was also impacted

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

because a tax provision was not provided on the gain from the settlement of the contingent consideration related to the Synos acquisition.

Note 9 - Segment Reporting and Geographic Information

Veeco operates and measures its results in one operating segment and therefore has one reportable segment: the design, development, manufacture, and support of thin film process equipment primarily sold to make electronic devices.

Veeco categorizes its sales into the following four markets:

Lighting, Display & Power Electronics (“Energy Conservation”)

Lighting refers to Light Emitting Diode (“LED”); semiconductor illumination sources used in various applications including backlights, general lighting, automotive running lights, and head lamps. Display refers to LED displays and Organic Light Emitting Diode (“OLED”) displays. Power Electronics refers to semiconductor devices such as rectifiers, inverters, and converters for the control and conversion of electric power.

Advanced Packaging, MEMS & RF (“Mobility”)

Advanced Packaging includes a portfolio of wafer-level assembly technologies that enable the miniaturization and performance improvement of electronic products, such as smartphones, smartwatches, tablets, and laptops. Micro-Electro Mechanical Systems (“MEMS”) includes tiny mechanical devices such as sensors, switches, mirrors, and actuators embedded in semiconductor chips used in vehicles, smartphones, tablets, and games. Radio Frequency (“RF”) includes semiconductor devices that make use of radio waves (RF fields) for wireless broadcasting and/or communications.

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

Revenue by market:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Lighting, Display & Power Electronics	$82,122	$66,221	$146,450	$130,112
Advanced Packaging, MEMS & RF	13,840	1,836	27,005	2,635
Scientific & Industrial	17,960	14,082	31,595	22,567
Data Storage	17,488	12,983	24,701	30,649
Total Sales	$131,410	$95,122	$229,751	$185,963

Significant operations outside the United States include sales and service offices in the Asia-Pacific and Europe regions. For geographic reporting, revenues are attributed to the location in which the customer facility is located as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Revenue by geography:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
United States	$19,632	$13,466	$47,601	$20,943
China	66,437	51,088	110,718	83,926
EMEA(1)	21,990	6,908	30,314	17,254
Rest of World	23,351	23,660	41,118	63,840
Total Sales	$131,410	$95,122	$229,751	$185,963

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

Executive Summary

We design, manufacture, and market thin film process equipment aligned to meet the demands of global “megatrends” such as energy conservation, mobility, and the ‘internet of things.’ Our equipment is primarily sold to make components for electronic devices including LEDs, displays, power electronics, wireless devices, smartphones, and hard disk drives. We develop highly differentiated equipment for critical performance steps in thin film processing. Our products feature leading technology, low cost-of-ownership, and high volume productivity. Core competencies in advanced thin film technologies, patent protection, and decades of specialized process know-how help us stay at the forefront of these rapidly advancing markets.

Our portfolio of technology solutions sell into four key market areas: Lighting, Display & Power Electronics; Advanced Packaging, MEMS & RF; Scientific and Industrial, and Data Storage.

A majority of our sales in Lighting, Display & Power Electronics were derived from customers who manufacture LEDs.  Demand for the equipment used to manufacture LEDs has been increasing as the commercial and residential penetration of LED lighting expands. While demand for our equipment can fluctuate from quarter-to-quarter, we believe LED lighting adoption has started to accelerate and will require additional capacity purchases over the next several years. Our metal organic chemical vapor deposition (“MOCVD”) architecture has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. Our latest generation MOCVD system, the TurboDisc® EPIK™ 700, is performing well against our expectations. We have now successfully demonstrated the tool’s capabilities across multiple customers, which enabled us to begin recognizing revenue upon shipment towards the end of the second quarter.

Veeco Precision Surface Processing (“PSP”) is performing ahead of our target plans since we acquired the business in December 2014. PSP provides single wafer wet etch, clean, and surface preparation equipment targeting multiple high growth markets in advanced packaging, RF devices, MEMS, and compound semiconductors. Our core business for mobility applications continues to drive sales in Europe and the United States. Our sales team is opening up new opportunities for PSP products in Asia, and the business is seeing positive momentum in advanced packaging for 3D TSV (thru silicon via) and WLFO (wafer level fan out) applications.

The Data Storage market is mature and facing softening demand for personal computers in the near term. In the longer term, the industry appears to be shifting from hard disk drives to solid state drives. Accordingly, hard disk drive industry customers are not expected to make significant investments in new capacity. Future demand for our Data Storage products remains unclear and orders are expected to fluctuate from quarter to quarter.

We continue to execute to achieve our financial targets and drive growth, anticipating an improvement in overall business levels for the second half of 2015 driven primarily by growth in Lighting, Display & Power Electronics.

Results of Operations

For the three months ended June 30, 2015 and 2014

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	Three months ended June 30,				Change
	2015		2014		Period to Period
	(in thousands)
Net sales	$131,410	100%	$95,122	100%	$36,288	38%
Cost of sales	82,341	63%	64,449	68%	17,892	28%
Gross profit	49,069	37%	30,673	32%	18,396	60%
Operating expenses, net:
Selling, general, and administrative	24,365	19%	21,891	23%	2,474	11%
Research and development	20,119	15%	21,011	22%	(892)	-4%
Amortization	7,979	6%	2,899	3%	5,080	175%
Restructuring	683	1%	801	1%	(118)	-15%
Other, net	(51)	0%	(158)	0%	107	-68%
Total operating expenses, net	53,095	40%	46,444	49%	6,651	14%
Operating income (loss)	(4,026)	-3%	(15,771)	-17%	11,745	-74%
Interest income, net	119	0%	72	0%	47	66%
Income (loss) before income taxes	(3,907)	-3%	(15,699)	-17%	11,792	-75%
Income tax expense (benefit)	4,479	3%	(488)	-1%	4,967	NM
Net income (loss)	$(8,386)	-6%	$(15,211)	-16%	$6,825	-45%

NM - Not meaningful

Net sales

The following is an analysis of sales by market:

	Three months ended June 30,				Change
	2015		2014		Period to Period
	(in thousands)
Lighting, Display & Power Electronics	$82,122	62%	$66,221	69%	$15,901	24%
Advanced Packaging, MEMS & RF	13,840	11%	1,836	2%	12,004	654%
Scientific & Industrial	17,960	14%	14,082	15%	3,878	28%
Data Storage	17,488	13%	12,983	14%	4,505	35%
Total Sales	$131,410	100%	$95,122	100%	$36,288	38%

The following is an analysis of sales by region:

	Three months ended June 30,				Change
	2015		2014		Period to Period
	(in thousands)
United States	$19,632	15%	$13,466	14%	$6,166	46%
China	66,437	50%	51,088	54%	15,349	30%
EMEA	21,990	17%	6,908	7%	15,082	218%
Rest of World	23,351	18%	23,660	25%	(309)	-1%
Total Sales	$131,410	100%	$95,122	100%	$36,288	38%

Total sales increased across all markets, primarily attributed to sales in the Lighting, Display & Power Electronics market as well as the Advanced Packaging, MEMS & RF market. The sales increases are specifically attributed to the PSP business recently acquired in December 2014 as well as sales of our EPIK 700 systems. Pricing was not a significant driver of the change in total sales.

China and EMEA sales increased specifically as a result of our MOCVD product portfolio. United States sales increases were across all markets primarily due to our acquisition of PSP in December 2014. We expect that there will continue to be variations in the geographic distribution of sales in the future.

Bookings were $123.8 million for the three months ended June 30, 2015 and were $104.0 million for the comparable prior year period. One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. For the three months ended June 30, 2015, the ratio was slightly lower than 1.0. Our backlog at June 30, 2015 of $278.8 million reflects a minor decline as compared to last quarter’s March 31, 2015 balance of $288.9 million.

Gross profit

The increase in gross profit for the three months ended June 30, 2015 was driven by sales volume increases in both the Lighting, Display & Power Electronics and Data Storage markets. The increase was also attributable to the acquisition of PSP in December 2014 which provided additional gross profit that was not in Veeco’s 2014 results as well as certain deposits that were forfeited by customers of $1.1 million that were recognized into sales.

Selling, general, and administrative

Selling, general, and administrative expenses increased primarily due to the December 2014 acquisition of PSP. Partially offsetting this increase was a reduction in third party professional fees.

Research and development

Research and development expenses decreased due to reductions in our personnel-related expenses particularly related to the ALD restructuring efforts, which was partially offset by an increase in spending due to the December 2014 acquisition of PSP. We continue to focus our research and development expenses on projects in areas we anticipate to be high-growth.

Amortization

The increase in amortization expense is related to the $79.8 million in amortizable intangible assets acquired as part of our acquisition of PSP in December 2014.

Restructuring

Restructuring efforts are continuing according to plan and relate to the closure of our Ft. Collins, Colorado; Camarillo, California; and Hyeongok-ri, South Korea facilities.

Income tax expense (benefit)

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax provision for the three months ended June 30, 2015 was $4.5 million compared to a benefit of $0.5 million during the three months ended June 30, 2014. The 2015 tax expense included a $3.3 million provision relating to our domestic operations and a $1.2 million provision relating to foreign operations. Although there was a domestic pre-tax loss for the period, we did not provide a current tax benefit on such losses as the amounts are not realizable on a more-likely-than-not basis. In addition, we provided withholding taxes and a domestic provision relating to certain deferred tax liabilities that could not be offset against our deferred tax assets. This differs from 2014 when we were able to recognize part of our domestic pre-tax losses on a more-likely-than-not basis. Our foreign operations are profitable. As such, taxes were provided at rates which approximate the statutory rates of those foreign jurisdictions.

For the six months ended June 30, 2015 and 2014

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	Six months ended June 30,				Change
	2015		2014		Period to Period
	(in thousands)
Net sales	$229,751	100%	$185,963	100%	$43,788	24%
Cost of sales	145,545	63%	121,513	65%	24,032	20%
Gross profit	84,206	37%	64,450	35%	19,756	31%
Operating expenses, net:
Selling, general, and administrative	47,247	21%	43,558	23%	3,689	8%
Research and development	38,704	17%	40,779	22%	(2,075)	-5%
Amortization	15,941	7%	5,802	3%	10,139	175%
Restructuring	3,040	1%	1,193	1%	1,847	155%
Asset impairment	126	0%	—	0%	126	100%
Changes in contingent consideration	—	0%	(29,368)	-16%	29,368	-100%
Other, net	(1,002)	0%	(370)	0%	(632)	171%
Total operating expenses, net	104,056	45%	61,594	33%	42,462	69%
Operating income (loss)	(19,850)	-9%	2,856	2%	(22,706)	NM
Interest income, net	280	0%	236	0%	44	19%
Income (loss) before income taxes	(19,570)	-9%	3,092	2%	(22,662)	NM
Income tax expense (benefit)	7,926	3%	(857)	0%	8,783	NM
Net income (loss)	$(27,496)	-12%	$3,949	2%	$(31,445)	NM

NM - Not meaningful

Net sales

The following is an analysis of sales by market:

	Six months ended June 30,				Change
	2015		2014		Period to Period
	(in thousands)
Lighting, Display & Power Electronics	$146,450	63%	$130,112	70%	$16,338	13%
Advanced Packaging, MEMS & RF	27,005	12%	2,635	1%	24,370	925%
Scientific & Industrial	31,595	14%	22,567	12%	9,028	40%
Data Storage	24,701	11%	30,649	17%	(5,948)	-19%
Total Sales	$229,751	100%	$185,963	100%	$43,788	24%

The following is an analysis of sales by region:

	Six months ended June 30,				Change
	2015		2014		Period to Period
	(in thousands)
United States	$47,601	21%	$20,943	11%	$26,658	127%
China	110,718	48%	83,926	45%	26,792	32%
EMEA	30,314	13%	17,254	9%	13,060	76%
Rest of World	41,118	18%	63,840	35%	(22,722)	-36%
Total Sales	$229,751	100%	$185,963	100%	$43,788	24%

Sales increased for the six month period due to an increase in sales in the Advanced Packaging, MEMS & RF market, with additional sales increases in the Lighting, Display & Power Electronics market and the Scientific & Industrial market. The sales increases are primarily attributed to the PSP business recently acquired in December 2014 as well as sales into the RF and Lighting markets. Pricing was not a significant driver of the change in total sales. Partially offsetting sales growth was a reduction in sales into the Data Storage market. This decline was a result of relatively weak Data Storage bookings in the third quarter of 2014. The time between booking and revenue recognition for sales in the Data Storage market is typically at least six months.

China and EMEA sales increases were partially offset by declines in the Rest of World, specifically attributable to our MOCVD product portfolio. United States sales increased across all markets primarily due to our acquisition of PSP in December 2014. We expect that there will continue to be variations in the geographic distribution of sales in the future.

Bookings were $225.6 million for the six months ended June 30, 2015 and were $206.6 million for the comparable prior year period. For the six months ended June 30, 2015, the book-to-bill ratio was approximately 1.0.

Gross profit

The increase in gross profit for the six months ended June 30, 2015 was driven primarily by sales volume increases in Lighting, Display & Power Electronics markets. The increase was also attributable to the acquisition of PSP in December 2014 which provided additional gross profit which was not in Veeco’s 2014 results as well as certain deposits that were forfeited by customers of $4.1 million that were recognized into sales. This increase was partially offset by the $1.3 million inventory fair value step-up associated with the sales of systems acquired as part of the PSP acquisition.

Selling, general, and administrative

Selling, general, and administrative expenses increased primarily due to the December 2014 acquisition of PSP, partially offset by a reduction in third party professional fees.

Research and development

Research and development expenses decreased due to reductions in our personnel-related expenses particularly related to the ALD restructuring efforts, which was partially offset by an increase in spending due to the December 2014 acquisition of PSP. We continue to focus our research and development expenses on projects in areas we anticipate to be high-growth, funding these product development activities.

Amortization

The increase in amortization expense is related to the $79.8 million in amortizable intangible assets acquired as part of our acquisition of PSP in December 2014.

Restructuring

The increase in restructuring expense is primarily due to our plan announced during the first quarter of 2015 to lower our spending on our ALD flexible OLED technology and to refocus research and development efforts on other opportunities. We announced the closing of our Hyeongok-ri, South Korea facility and notified 23 employees of their termination from Veeco resulting in additional restructuring costs. Restructuring efforts are continuing according to plan and relate to the closure of our Ft. Collins, Colorado; Camarillo, California; and Hyeongok-ri, South Korea facilities.

Changes in contingent consideration

Included in our agreement to acquire ALD in the fourth quarter of 2013 were performance milestones that could trigger contingent payments to the original selling shareholders. During the six months ended June 30, 2014, we determined that the remaining performance milestones would not be met, reversed the fair value of the liability, and recorded a non-cash gain of $29.4 million.

Income tax expense (benefit)

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax provision for the six months ended June 30, 2015 was $7.9 million compared to a benefit of $0.9 million during the six months ended June 30, 2014. The 2015 income tax expense included a $5.3 million provision relating to our domestic operations and a $2.6 million provision relating to foreign operations. Although there was a domestic pre-tax loss for the period, we did not provide a current tax benefit on such losses as the amounts are not realizable on a more-likely-than-not basis. In addition, we provided withholding taxes and a domestic provision relating to certain deferred tax liabilities that could not be offset against our deferred tax assets. This differs from 2014 when we were able to recognize part of our domestic pre-tax losses on a more-likely-than-not basis. Our foreign operations are profitable. As such, taxes were provided at rates which approximate the statutory rates of those foreign jurisdictions.

Liquidity and Capital Resources

We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital, contractual obligations, and other cash flow needs for the next twelve months.

Our cash and cash equivalents, short-term investments, and restricted cash were:

	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$313,853	$270,811
Short-term investments	82,397	120,572
Restricted cash	—	539
Total	$396,250	$391,922

At June 30, 2015 and December 31, 2014, cash and cash equivalents of $246.7 million and $220.5 million, respectively, were held outside the United States. At June 30, 2015, we had $134.6 million in cash held outside the United States on which we would have to pay significant U.S. income taxes to repatriate. It is our current intention to permanently reinvest the cash and cash equivalent balances held in Singapore, China, Taiwan, South Korea, and Malaysia, and our current forecasts do not require repatriation of these funds back to the United States. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations throughout our global organization.

Cash Flows from Operating Activities

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(27,496)	$3,949
Reconciling adjustments:
Depreciation and amortization	21,725	11,600
Deferred income taxes	879	(2,675)
Asset impairment	126	—
Share-based compensation expense	8,919	9,813
Provision of bad debts	—	(1,936)
Gain on sale of lab tools	(179)	(2,435)
Change in contingent consideration	—	(29,368)
Changes in operating assets and liabilities	7,987	(5,724)
Net cash provided by (used in) operating activities	$11,961	$(16,776)

Cash provided by changes in operating assets and liabilities for the six months ended June 30, 2015 is primarily driven by a $31.6 million increase in customer deposits and deferred revenue as well as a $19.0 million increase in accounts payable and accrued liabilities, partially offset by a $22.7 million increase in accounts receivable as well as a $21.3 million increase in inventory and deferred cost of sales.

Cash Flows from Investing Activities

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash Flows from Investing Activities
Capital expenditures	$(7,530)	$(4,509)
Proceeds from the liquidation of short-term investments	50,147	121,233
Payments for purchases of short-term investments	(11,998)	(92,029)
Proceeds from sale of lab tools	1,533	7,034
Other	(865)	(685)
Net cash provided by investing activities	$31,287	$31,044

Cash provided by investing activities is attributed primarily to net liquidations of short-term investments, repositioning the net proceeds to cash and cash equivalents, partially offset by capital expenditures and the sale of fewer lab tools which had been included in property, plant, and equipment.

Cash Flows from Financing Activities

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash Flows from Financing Activities
Proceeds from stock option exercises	$1,157	$9,125
Payments of tax withholdings - restricted shares	(1,180)	(1,867)
Repayments of long-term debt	(153)	(141)
Net cash provided by (used in) financing activities	$(176)	$7,117

Cash flows used in financing activities during the six months ended June 30, 2015 included payments of minimum statutory tax withholdings associated with share-based compensation offset by collections from stock option exercises.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources other than operating leases, bank guarantees, and purchase commitments disclosed in the preceding footnotes.

Contractual Obligations and Commitments

We have commitments under certain contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. We expect to fund these contractual arrangements with cash generated from operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolio considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of $82.4 million at June 30, 2015. These securities are subject to interest rate risk; a 100 basis point increase in interest rates would result in a decrease in the fair value of the June 30, 2015 investment portfolio of $0.3 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to maturity or the loss is determined to be other-than-temporary.

Currency Exchange Risk

We conduct business on a worldwide basis exposing a portion of our revenues, operating costs, and net investments in foreign affiliates to changes in currency exchange rates. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

We may manage our risks and exposures to currency exchange rates through the use of derivative financial instruments (e.g., forward contracts). We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes. During the three and six months ended June 30, 2015, we did not own any derivatives. During the three and six months ended June 30, 2014, we did not designate our foreign exchange derivatives as hedges. Accordingly, the currency exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and changes in fair value from these contracts are recorded in “Other, net” in our Consolidated Statements of Operations.

Our net sales to customers located outside of the United States represented approximately 85% and 79% of our total net sales for the three and six months ended June 30, 2015, respectively, and 86% and 89% for the comparable 2014 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 2% and 3% of total net sales in the three and six months ended June 30, 2015, respectively, and 3% and 13% for the comparable 2014 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective at June 30, 2015. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2015.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.SCH	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*	Filed herewith
**	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2015.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer