Form 10-Q
period 2015-09-30
VEECO INSTRUMENTS INC
filed 2015-10-28
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 20, 2015
par value $0.01 per share	40,943,204

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$334,114	$270,811
Short-term investments	68,877	120,572
Restricted cash	—	539
Accounts receivable, net	46,798	60,085
Inventory	69,973	61,471
Deferred cost of sales	9,665	5,076
Prepaid expenses and other current assets	22,589	23,132
Assets held for sale	5,000	6,000
Deferred income taxes	6,497	7,976
Total current assets	563,513	555,662
Property, plant and equipment, net	80,521	78,752
Intangible assets, net	137,476	159,308
Goodwill	114,908	114,959
Deferred income taxes	1,180	1,180
Other assets	21,091	19,594
Total assets	$918,689	$929,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,122	$18,111
Accrued expenses and other current liabilities	41,728	48,418
Customer deposits and deferred revenue	89,025	96,004
Income taxes payable	7,764	5,441
Deferred income taxes	120	120
Current portion of long-term debt	333	314
Total current liabilities	164,092	168,408
Deferred income taxes	16,538	16,397
Long-term debt	1,281	1,533
Other liabilities	6,873	4,185
Total liabilities	188,784	190,523
Stockholders’ equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 40,924,013 and 40,360,069 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	409	404
Additional paid-in capital	763,383	750,139
Accumulated deficit	(35,271)	(13,080)
Accumulated other comprehensive income	1,384	1,469
Total stockholders’ equity	729,905	738,932
Total liabilities and stockholders’ equity	$918,689	$929,455

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$140,744	$93,341	$370,494	$279,304
Cost of sales	86,494	60,783	232,038	182,296
Gross profit	54,250	32,558	138,456	97,008
Operating expenses, net:
Selling, general, and administrative	21,905	21,712	69,153	65,270
Research and development	19,200	19,968	57,904	60,747
Amortization of intangible assets	5,891	3,149	21,832	8,951
Restructuring	469	2,317	3,509	3,510
Asset impairment	—	2,864	126	2,864
Changes in contingent consideration	—	—	—	(29,368)
Other, net	207	36	(795)	(334)
Total operating expenses, net	47,672	50,046	151,729	111,640
Operating income (loss)	6,578	(17,488)	(13,273)	(14,632)
Interest income	256	344	787	730
Interest expense	(95)	(39)	(345)	(189)
Income (loss) before income taxes	6,739	(17,183)	(12,831)	(14,091)
Income tax expense (benefit)	1,433	(3,206)	9,360	(4,063)
Net income (loss)	$5,306	$(13,977)	$(22,191)	$(10,028)

Income (loss) per common share:
Basic	$0.13	$(0.35)	$(0.56)	$(0.26)
Diluted	$0.13	$(0.35)	$(0.56)	$(0.26)

Weighted average number of shares:
Basic	40,846	39,401	39,729	39,317
Diluted	40,979	39,401	39,729	39,317

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,306	$(13,977)	$(22,191)	$(10,028)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities	(17)	6	9	127
Reclassifications from AOCI into net income	—	—	(1)	(45)
Currency translation gain (loss)	(63)	(138)	(93)	(29)
Total other comprehensive income (loss), net of tax	(80)	(132)	(85)	53

Comprehensive income (loss)	$5,226	$(14,109)	$(22,276)	$(9,975)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(22,191)	$(10,028)
Reconciling adjustments:
Depreciation and amortization	30,766	17,649
Deferred income taxes	1,794	(4,973)
Asset impairment	126	2,864
Share-based compensation expense	14,038	14,303
Provision for bad debts	—	(1,833)
Gain on sale of lab tools	(841)	(2,435)
Change in contingent consideration	—	(29,368)
Changes in operating assets and liabilities:
Accounts receivable	13,484	(36,149)
Inventory and deferred cost of sales	(13,029)	6,940
Prepaid expenses and other current assets	332	3,664
Accounts payable and accrued expenses	368	1,152
Customer deposits and deferred revenue	(7,929)	30,799
Income taxes receivable and payable, net	2,323	691
Other, net	2,609	124
Net cash provided by (used in) operating activities	21,850	(6,600)

Cash flows from investing activities
Capital expenditures	(11,069)	(10,476)
Proceeds from the liquidation of short-term investments	68,647	216,050
Payments for purchases of short-term investments	(17,000)	(157,733)
Proceeds from sale of lab tools	2,648	7,034
Other, net	(662)	(2,262)
Net cash provided by investing activities	42,564	52,613

Cash flows from financing activities
Proceeds from stock option exercises	1,344	9,485
Taxes paid related to net share settlement of equity awards	(2,129)	(1,925)
Repayments of long-term debt	(233)	(215)
Net cash provided by (used in) financing activities	(1,018)	7,345

Effect of exchange rate changes on cash flows	(93)	(149)
Net increase in cash and cash equivalents	63,303	53,209
Cash and cash equivalents - beginning of period	270,811	210,799
Cash and cash equivalents - end of period	$334,114	$264,008

Supplemental information:
Interest paid	$104	$121
Income taxes paid	$6,040	$2,908

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Certain amounts previously reported have been reclassified in the financial statements to conform to the current presentation.

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

System sales arrangements, including certain upgrades, generally do not contain provisions for the right of return, forfeiture, refund, or other purchase price concessions. In the rare instances where such provisions are included, all revenue is deferred until such rights expire. The sales arrangements generally include installation. The installation process is not deemed essential to the functionality of the equipment since it is not complex; it does not require significant changes to the features or capabilities of the equipment or involve constructing elaborate interfaces or connections subsequent to factory acceptance. Veeco has a demonstrated history of consistently completing installations in a timely manner and can reliably estimate the costs of such activities. Most customers engage Veeco to perform the installation services, although there are other third-party providers with sufficient knowledge who could complete these services. Based on these factors, installation is deemed inconsequential or perfunctory relative to the system sale as a whole, and as a result, installation service is not considered a separate element of the arrangement. As such, Veeco accrues the cost of the installation at the time of revenue recognition for the system.

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

Veeco’s contractual terms with customers in Japan generally specify that title and risk and rewards of ownership transfer upon customer acceptance. As a result, for customers in Japan, revenue is recognized upon the receipt of written customer acceptance. A distributor is used for almost all sales to customers in Japan. Title passes to the distributor upon shipment, however, due to customary local business practices, the risks and rewards of ownership of the system transfers to the end customers upon their acceptance. As such, Veeco recognizes revenue upon receipt of written acceptance from the end customer.

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

Recent accounting pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, as amended by ASU 2015-14: Revenue from Contracts with Customers (the “Update”). The Update requires Veeco’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which Veeco expects to be entitled in exchange for those goods or services. The Update outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt the Update for reporting periods beginning after December 15, 2017. The ASU provides for different transition alternatives. Veeco is evaluating the impact of adopting the Update on its consolidated financial statements and related financial statement disclosures and has not yet determined which method of adoption will be selected.

Veeco is also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on Veeco’s consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 - Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of basic loss per common share excludes participating shares since the securities’ holders are not obligated to fund these losses.

Diluted income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock, non-participating restricted share awards, and non-participating restricted share units is considered in diluted income per common share by application of the treasury stock method.  The dilutive effect of outstanding performance share awards and units are included in income per common share when performance targets have been achieved.

The computations of basic and diluted income (loss) per common share are:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income (loss)	$5,306	$(13,977)	$(22,191)	$(10,028)

Net income (loss) per common share:
Basic	$0.13	$(0.35)	$(0.56)	$(0.26)
Diluted	$0.13	$(0.35)	$(0.56)	$(0.26)

Basic weighted average shares outstanding	40,846	39,401	39,729	39,317
Effect of potentially dilutive share-based awards	133	—	—	—
Diluted weighted average shares outstanding	40,979	39,401	39,729	39,317

Nonvested participating shares excluded from basic net loss per share since the securities’ holders are not obligated to fund losses	—	1,185	1,076	1,142

Shares excluded from the diluted calculation since Veeco incurred a net loss as their effect would be antidilutive	—	323	165	348

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	2,264	1,344	2,066	1,057

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 3 - Assets

Investments and Assets held for sale

Marketable securities are generally classified as available-for-sale and reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income” in the Consolidated Balance Sheets. These securities may include U.S. treasuries, government agency securities, corporate debt, and commercial paper, all with maturities of greater than three months when purchased. All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are included in “Other, net” in the Consolidated Statements of Operations.

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

The level used within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Veeco has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. In determining fair value, information from pricing services is utilized to value securities based on quoted market prices in active markets and matrix pricing. Matrix pricing is a mathematical valuation technique that does not rely exclusively on quoted prices of specific investments, but on the investment’s relationship to other benchmarked quoted securities. The use of different market assumptions and/or estimation methodologies could have a significant effect on the fair value estimates. The following table presents assets that are measured at fair value on a recurring basis (excluding cash and cash equivalents):

	Level 1	Level 2	Total
	(in thousands)
September 30, 2015
U.S. treasuries	$54,731	$—	$54,731
Government agency securities	—	2,999	2,999
Corporate debt	—	11,147	11,147

December 31, 2014
U.S. treasuries	$81,527	$—	$81,527
Corporate debt	—	39,045	39,045

There were no transfers between fair value measurement levels during the nine months ended September 30, 2015. There were no financial assets or liabilities measured at fair value using Level 3 fair value measurements at September 30, 2015 or December 31, 2014.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2015
U.S. treasuries	$54,693	$38	$(0)	$54,731
Government agency securities	2,999	—	—	2,999
Corporate debt	11,142	6	(1)	11,147
Total available-for-sale securities	$68,834	$44	$(1)	$68,877

December 31, 2014
U.S. treasuries	$81,506	$27	$(6)	$81,527
Corporate debt	39,031	20	(6)	39,045
Total available-for-sale securities	$120,537	$47	$(12)	$120,572

Available-for-sale securities in a loss position consist of:

	September 30, 2015		December 31, 2014
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$2,000	$(0)	$35,001	$(6)
Corporate debt	1,139	(1)	13,069	(6)
Total available-for-sale securities in a loss position	$3,139	$(1)	$48,070	$(12)

At September 30, 2015 and December 31, 2014, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The available-for-sale securities at September 30, 2015 all contractually mature in one year or less. Actual maturities may differ from contractual maturities. Veeco may sell these securities prior to maturity based on the needs of the business. In addition, borrowers may have the right to call or prepay obligations prior to scheduled maturities.

There were minimal realized gains for the three and nine months ended September 30, 2015 and September 30, 2014. The cost of securities liquidated is based on specific identification.

Accounts receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.2 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventory

Inventory is stated at the lower of cost or market approximating actual costs using a first-in, first-out basis.

Inventory consists of:

	September 30, 2015	December 31, 2014
	(in thousands)
Materials	$38,043	$28,637
Work-in-process	26,612	26,778
Finished goods	5,318	6,056
Total inventory	$69,973	$61,471

Deferred cost of sales

For new products, new applications of existing products, or for products with substantive customer acceptance provisions where Veeco can not objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, the recognition of revenue and the recognition of associated costs are deferred until receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of supplier deposits, as well as prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses.

Veeco outsources a portion of its manufacturing to third parties. For outsourced products, Veeco maintains a certain level of internal manufacturing capability. Supplier deposits were $11.1 million and $12.7 million at September 30, 2015 and December 31, 2014, respectively.

Assets held for sale

Assets held for sale consist of a vacant building and land which were designated as held for sale during 2014. The carrying value reflects Veeco’s estimate of fair value less costs to sell using the sales comparison market approach.

Property, plant, and equipment

Property, plant, and equipment consist of:

	September 30, 2015	December 31, 2014
	(in thousands)
Land	$9,592	$9,392
Building and improvements	54,562	51,979
Machinery and equipment	108,613	104,815
Leasehold improvements	5,417	4,356
Gross property, plant and equipment	178,184	170,542
Less: accumulated depreciation and amortization	97,663	91,790
Net property, plant, and equipment	$80,521	$78,752

For the three and nine months ended September 30, 2015, depreciation expense was $3.2 million and $8.9 million, respectively, and $2.9 million and $8.7 million for the comparable 2014 periods.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Goodwill

There were no new acquisitions or impairments during the nine months ended September 30, 2015. The purchase accounting related to the $145.5 million December 4, 2014 acquisition of Solid State Equipment LLC (“SSEC”), which has been renamed Veeco Precision Surface Processing LLC (“PSP”), has been finalized. Changes in goodwill consist of:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Goodwill - December 31, 2014	$238,158	$123,199	$114,959
Purchase price allocation adjustment	(51)	—	(51)
Goodwill - September 30, 2015	$238,107	$123,199	$114,908

Intangible assets

There were no new acquisitions or impairments during the nine months ended September 30, 2015. The components of purchased intangible assets consist of:

	September 30, 2015			December 31, 2014
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$222,358	$116,958	$105,400	$222,358	$106,342	$116,016
Customer relationships	47,885	20,578	27,307	47,885	14,918	32,967
Trademarks and tradenames	2,730	1,719	1,011	3,050	1,096	1,954
Indefinite-lived trademark	2,900	—	2,900	2,900	—	2,900
Other	6,241	5,383	858	6,320	849	5,471
Total	$282,114	$144,638	$137,476	$282,513	$123,205	$159,308

Other intangible assets consist of patents, licenses, customer backlog, and non-compete agreements.

Other assets

Veeco has an ownership interest of less than 20% in a non-marketable investment. Veeco does not exert significant influence over the investee, and therefore the investment is carried at cost. Additional investments of $1.6 million were made during the nine months ended September 30, 2015, increasing the carrying value of this investment from $19.4 million at December 31, 2014 to $21.0 million at September 30, 2015. Veeco’s ownership interest and participating rights have not substantively changed. Therefore, Veeco continues to carry the investment at cost. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires significant judgment. The analysis includes assessments of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 4 - Liabilities

Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities consist of:

	September 30, 2015	December 31, 2014
	(in thousands)
Payroll and related benefits	$24,886	$28,938
Warranty	6,546	5,411
Installation	2,112	2,861
Sales, use, and other taxes	1,633	1,776
Professional fees	2,480	2,752
Restructuring liability	718	1,428
Other	3,353	5,252
Total accrued liabilities	$41,728	$48,418

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

(in thousands)
Warranty reserves - December 31, 2014	$5,411
Warranties issued	5,316
Settlements made	(2,550)
Changes in estimate	(1,631)
Warranty reserves - September 30, 2015	$6,546

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Restructuring accruals

During the nine months ended September 30, 2015, additional accruals were recognized and payments made related to the 2014 closing of Veeco’s Ft. Collins, Colorado and Camarillo, California facilities. Business activities formerly conducted at these sites have been transferred to the Plainview, New York facility. In addition, Veeco is closing the Hyeongok-ri, South Korea facility. Veeco has accrued and paid for restructuring activities during the nine months ended September 30, 2015. Additional restructuring costs to be accrued for these activities are not expected to be significant.

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Restructuring accrual - December 31, 2014	$1,428	$—	$1,428
Provision	2,421	1,088	3,509
Payments	(3,377)	(842)	(4,219)
Restructuring accrual - September 30, 2015	$472	$246	$718

Customer deposits and deferred revenue

Customer deposits totaled $32.4 million and $73.0 million at September 30, 2015 and December 31, 2014, respectively. The remainder of the balance relates to deferred revenue consisting of billings associated with customer contracts for which all revenue recognition criteria have not yet been met.

Long-term debt

Debt consists of a mortgage note payable with a carrying value of $1.6 million at September 30, 2015 and $1.8 million at December 31, 2014. The annual interest rate on the mortgage is 7.91%, and the final payment is due on January 1, 2020. The mortgage note payable is secured by the property currently held for sale. A discounted cash flow model was used to calculate a level 3 fair value estimate of $1.7 million at September 30, 2015 and $2.0 million at December 31, 2014.

Note 5 - Commitments and Contingencies

Minimum lease commitments

At September 30, 2015, Veeco’s total future minimum lease payments under non-cancelable operating leases have not changed significantly from the footnote disclosure in the 2014 Form 10-K.

Purchase commitments

Veeco has purchase commitments under certain contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. Veeco has purchase commitments of $103.1 million at September 30, 2015, substantially all of which become due within one year.

Bank guarantees and letters of credit

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed to cover performance bonds required by customers. At September 30, 2015, outstanding bank guarantees and letters of credit totaled $17.1 million, and unused bank guarantees and letters of credit of $48.7 million were available to be drawn upon.

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

Note 6 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Currency translation gain (loss)	Minimum Pension Liability	Unrealized Gains on Available-for- sale Securities	Total
	(in thousands)
Balance at December 31, 2014	$2,333	$(881)	$17	$1,469
Other comprehensive income (loss) before reclassifications	(93)	—	9	(84)
Amounts reclassified from AOCI	—	—	(1)	(1)
Other comprehensive income (loss)	(93)	—	8	(85)
Balance at September 30, 2015	$2,240	$(881)	$25	$1,384

Veeco did not allocate tax expense to other comprehensive income for the nine months ended September 30, 2015 as Veeco is in a full valuation allowance position such that a deferred tax asset related to amounts recognized in other comprehensive income is not regarded as realizable on a more-likely-than-not basis.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 - Share-based compensation

Restricted share awards are issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over one to five years and may entitle holders to dividends and voting rights. Other types of share-based compensation include performance share awards, performance share units, and restricted share units (collectively with restricted share awards, “restricted shares”), as well as options to purchase common stock. Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of sales	$787	$619	$2,102	$1,799
Selling, general, and administrative	3,288	2,766	9,197	9,191
Research and development	1,044	1,105	2,739	3,313
Total share-based compensation expense	$5,119	$4,490	$14,038	$14,303

Equity activity related to restricted shares:

		Weighted Average Grant Date
	Number of Shares	Fair Value
	(in thousands)
Restricted shares outstanding - December 31, 2014	1,237	$34.27
Granted	640	30.85
Vested	(248)	37.95
Forfeited	(65)	35.80
Restricted shares outstanding - September 30, 2015	1,564	$32.22

Equity activity related to stock options:

		Weighted Average
	Number of Options	Exercise Price
	(in thousands)
Stock options outstanding - December 31, 2014	2,391	$31.65
Granted	16	30.22
Exercised	(92)	17.44
Expired or forfeited	(119)	38.63
Stock options outstanding - September 30, 2015	2,196	$31.86

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

At the end of each interim reporting period, the effective tax rate is aligned to expectations for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent periods.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Income (loss) before income taxes	$6,739	$(17,183)	$(12,831)	$(14,091)
Income tax expense (benefit)	$1,433	$(3,206)	$9,360	$(4,063)

For the three months ended September 30, 2015, the net expense for income taxes included a $0.4 million benefit relating to Veeco’s domestic operations and a $1.8 million provision relating to foreign operations. For the nine months ended September 30, 2015, the net expense for income taxes included a $4.9 million provision relating to domestic operations and a $4.5 million provision relating to foreign operations. Although there was a domestic pre-tax loss for the nine months ended September 30, 2015, Veeco did not provide a current tax benefit on such losses as the amounts are not realizable on a more-likely-than-not basis. In addition, Veeco provided withholding taxes and a domestic provision relating to certain deferred tax liabilities that could not be offset against its deferred tax assets. Veeco’s foreign operations are profitable. As such, taxes were provided at rates which approximate the statutory rates of those foreign jurisdictions.

For the three and nine months ended September 30, 2014, the effective tax rate differed from the statutory tax rate primarily due to the recognition of only a portion of Veeco’s U.S. deferred tax assets on a more-likely-than-not basis with respect to 2014 domestic pre-tax losses. In addition, for the nine months ended September 30, 2014, the effective tax rate was also impacted because a tax provision was not provided on the $29.4 million gain from the settlement of contingent consideration.

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

Revenue by market:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Lighting, Display & Power Electronics	$94,302	$70,087	$240,751	$200,199
Advanced Packaging, MEMS & RF	13,541	872	40,545	3,507
Scientific & Industrial	14,897	10,118	46,493	32,685
Data Storage	18,004	12,264	42,705	42,913
Total Sales	$140,744	$93,341	$370,494	$279,304

Significant operations outside the United States include sales and service offices in the Asia-Pacific and Europe regions. For geographic reporting, revenue is attributed to the location of the customer facility.

Revenue by geography:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
United States	$19,405	$9,896	$67,006	$30,839
China	81,156	17,278	191,874	101,204
EMEA(1)	21,304	9,078	51,618	26,332
Rest of World	18,879	57,089	59,996	120,929
Total Sales	$140,744	$93,341	$370,494	$279,304

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

Executive Summary

We design, manufacture, and market thin film process equipment aligned to meet the demands of key global trends such as energy conservation, mobility, and the ‘internet of things.’ Our equipment is primarily used to make components for electronic devices including LEDs, displays, power electronics, wireless devices, smartphones, MEMS, and hard disk drives. We develop highly differentiated equipment for critical performance steps in thin film processing. Our products provide leading technology at low cost-of-ownership and high volume productivity. Core competencies in advanced thin film technologies, patent protection, and decades of specialized process know-how help us stay at the forefront of these rapidly advancing markets.

Our portfolio of technology solutions sell into four key market areas: Lighting, Display & Power Electronics; Advanced Packaging, MEMS & RF; Scientific & Industrial; and Data Storage.

A majority of our sales in Lighting, Display & Power Electronics were derived from customers who manufacture LEDs. Demand for LED manufacturing equipment fluctuates quarter-to-quarter depending on various factors, including but not limited to macroeconomic conditions, customer utilization rates, demand for TVs and smartphones, and the rate of LED adoption for general lighting. Over the past several quarters, demand has increased as the commercial and residential penetration of LED lighting expands. However, weak economic conditions in China and steep declines in LED demand for TV display backlighting have resulted in LED unit oversupply during the third quarter. Accordingly, customers delayed their LED investment plans which adversely impacted our third quarter bookings and we expect will continue to negatively impact demand for our equipment in the near term. While we have limited visibility to determine when demand for LED units will improve, industry analysts project LED lighting adoption will continue, and we believe this will require additional capacity purchases over the next several years as macroeconomic conditions improve. Our metal organic chemical vapor deposition (“MOCVD”) architecture has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. Our latest generation MOCVD system, the TurboDisc® EPIK™ 700, continues to perform well against our expectations.

Veeco Precision Surface Processing (“PSP”) is performing ahead of our plans since we acquired the business in December 2014. PSP provides single wafer wet etch, clean, and surface preparation equipment targeting multiple high growth markets in advanced packaging, MEMS, RF devices, and compound semiconductors. Our core business for mobility applications continues to drive sales today, and we are seeing positive momentum in advanced packaging for 3D TSV (thru silicon via) and WLFO (wafer level fan out) applications representing future growth opportunities.

The mature Data Storage market is facing softening demand for personal computers in the near term and a shift from hard disk drives to solid state drives in the longer term. Accordingly, hard disk drive industry customers are not expected to make significant investments in new capacity. This is consistent with recent experience that investments are being made on an “as-needed” basis. Orders are expected to continue to fluctuate from quarter to quarter.

Results of Operations

For the three months ended September 30, 2015 and 2014

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	Three months ended September 30,				Change
	2015		2014		Period to Period
	(in thousands)
Net sales	$140,744	100%	$93,341	100%	$47,403	51%
Cost of sales	86,494	61%	60,783	65%	25,711	42%
Gross profit	54,250	39%	32,558	35%	21,692	67%
Operating expenses, net:
Selling, general, and administrative	21,905	16%	21,712	23%	193	1%
Research and development	19,200	14%	19,968	21%	(768)	-4%
Amortization	5,891	4%	3,149	3%	2,742	87%
Restructuring	469	0%	2,317	2%	(1,848)	-80%
Asset impairment	—	0%	2,864	3%	(2,864)	-100%
Other, net	207	0%	36	0%	171	475%
Total operating expenses, net	47,672	34%	50,046	54%	(2,374)	-5%
Operating income (loss)	6,578	5%	(17,488)	-19%	24,066	NM
Interest income, net	161	0%	305	0%	(144)	-47%
Income (loss) before income taxes	6,739	5%	(17,183)	-18%	23,922	NM
Income tax expense (benefit)	1,433	1%	(3,206)	-3%	4,639	NM
Net income (loss)	$5,306	4%	$(13,977)	-15%	$19,283	NM

NM - Not meaningful

Net sales

The following is an analysis of sales by market:

	Three months ended September 30,				Change
	2015		2014		Period to Period
	(in thousands)
Lighting, Display & Power Electronics	$94,302	67%	$70,087	75%	$24,215	35%
Advanced Packaging, MEMS & RF	13,541	10%	872	1%	12,669	NM
Scientific & Industrial	14,897	10%	10,118	11%	4,779	47%
Data Storage	18,004	13%	12,264	13%	5,740	47%
Total Sales	$140,744	100%	$93,341	100%	$47,403	51%

NM - Not meaningful

The following is an analysis of sales by region:

	Three months ended September 30,				Change
	2015		2014		Period to Period
	(in thousands)
United States	$19,405	14%	$9,896	11%	$9,509	96%
China	81,156	58%	17,278	18%	63,878	370%
EMEA	21,304	15%	9,078	10%	12,226	135%
Rest of World	18,879	13%	57,089	61%	(38,210)	-67%
Total Sales	$140,744	100%	$93,341	100%	$47,403	51%

For the three months ended September 30, 2015, total sales increased across all markets, primarily attributable to sales in the Lighting, Display & Power Electronics market as well as the Advanced Packaging, MEMS & RF market. The sales increases are specifically attributable to the PSP business acquired in December 2014 as well as sales of our EPIK 700 systems. Pricing was not a significant driver of the change in total sales.

China and EMEA sales increased specifically as a result of our MOCVD product portfolio. United States sales increases are primarily due to our acquisition of PSP in December 2014. We expect that there will continue to be variations in the geographic distribution of sales in the future.

Bookings were $51.7 million for the three months ended September 30, 2015, down from $107.3 million for the comparable 2014 period. A leading indicator of business performance is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. For the three months ended September 30, 2015, the ratio was 0.37. Our backlog at September 30, 2015 of $186.7 million reflects a decline as compared to the beginning of the quarter’s backlog of $278.8 million. The pronounced decline in bookings and the corresponding drawdown on backlog is driven by weakness in the LED market, due to lower demand for LED TV display backlighting and the economic slowdown in China. As a result, LED manufacturers delayed their MOCVD equipment investments which severely impacted our third quarter bookings in the Lighting, Display & Power Electronics market. The uncertainty around LED unit demand and the Chinese economy has reduced our ability to forecast near term bookings within the Lighting, Display & Power Electronics market.

Gross profit

The increase in gross profit for the three months ended September 30, 2015 was driven by increased sales volume and margin improvement. The increase was also attributable to the acquisition of PSP in December 2014 which provided additional gross profit that was not in Veeco’s 2014 results.

Selling, general, and administrative

Selling, general, and administrative expense has been fairly consistent and includes increases related to the acquisition of PSP in December 2014 offset by a reduction in third party professional fees.

Research and development

Research and development expense decreased due to reductions in personnel-related expenses particularly related to the Hyeongok-ri, South Korea restructuring, partially offset by an increase in spending as a result of the December 2014 acquisition of PSP. We continue to focus our research and development on areas we anticipate to be high-growth.

Amortization

The increase in amortization expense is related to the $79.8 million in amortizable intangible assets acquired as part of our acquisition of PSP in December 2014.

Restructuring

Restructuring efforts are continuing according to plan and relate to the closure of our Ft. Collins, Colorado; Camarillo, California; and Hyeongok-ri, South Korea facilities.

Income tax expense (benefit)

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent periods. Our tax provision for the three months ended September 30, 2015 was $1.4 million compared to a benefit of $3.2 million during the three months ended September 30, 2014. The 2015 tax expense included a $0.4 million benefit relating to our domestic operations and a $1.8 million provision relating to foreign operations.

For the nine months ended September 30, 2015 and 2014

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items.

	Nine months ended September 30,				Change
	2015		2014		Period to Period
	(in thousands)
Net sales	$370,494	100%	$279,304	100%	$91,190	33%
Cost of sales	232,038	63%	182,296	65%	49,742	27%
Gross profit	138,456	37%	97,008	35%	41,448	43%
Operating expenses, net:
Selling, general, and administrative	69,153	19%	65,270	23%	3,883	6%
Research and development	57,904	16%	60,747	22%	(2,843)	-5%
Amortization	21,832	6%	8,951	3%	12,881	144%
Restructuring	3,509	1%	3,510	1%	(1)	0%
Asset impairment	126	0%	2,864	1%	(2,738)	-96%
Changes in contingent consideration	—	0%	(29,368)	-11%	29,368	100%
Other, net	(795)	0%	(334)	0%	(461)	-138%
Total operating expenses, net	151,729	41%	111,640	40%	40,089	36%
Operating income (loss)	(13,273)	-4%	(14,632)	-5%	1,359	9%
Interest income, net	442	0%	541	0%	(99)	-18%
Income (loss) before income taxes	(12,831)	-3%	(14,091)	-5%	1,260	9%
Income tax expense (benefit)	9,360	3%	(4,063)	-1%	13,423	330%
Net income (loss)	$(22,191)	-6%	$(10,028)	-4%	$(12,163)	-121%

Net sales

The following is an analysis of sales by market:

	Nine months ended September 30,				Change
	2015		2014		Period to Period
	(in thousands)
Lighting, Display & Power Electronics	$240,751	65%	$200,199	72%	$40,552	20%
Advanced Packaging, MEMS & RF	40,545	11%	3,507	1%	37,038	1056%
Scientific & Industrial	46,493	13%	32,685	12%	13,808	42%
Data Storage	42,705	11%	42,913	15%	(208)	0%
Total Sales	$370,494	100%	$279,304	100%	$91,190	33%

The following is an analysis of sales by region:

	Nine months ended September 30,				Change
	2015		2014		Period to Period
	(in thousands)
United States	$67,006	18%	$30,839	11%	$36,167	117%
China	191,874	52%	101,204	36%	90,670	90%
EMEA	51,618	14%	26,332	10%	25,286	96%
Rest of World	59,996	16%	120,929	43%	(60,933)	-50%
Total Sales	$370,494	100%	$279,304	100%	$91,190	33%

For the nine months ended September 30, 2015, sales increased in the Lighting, Display & Power Electronics market and Advanced Packaging, MEMS & RF market, with additional sales increases in the Scientific & Industrial market. The sales increases are primarily attributed to the PSP business recently acquired in December 2014 as well as sales of our EPIK 700 systems. Pricing was not a significant driver of the change in total sales.

China and EMEA sales increases were partially offset by declines in the Rest of World, specifically attributable to our MOCVD product portfolio. United States sales increased primarily due to our acquisition of PSP in December 2014. We expect that there will continue to be variations in the geographic distribution of sales in the future.

Bookings were $277.3 million for the nine months ended September 30, 2015 and were $313.9 million for the comparable prior year period. For the nine months ended September 30, 2015, the book-to-bill ratio was 0.75. For further perspective on the decline in bookings, refer to the discussion above on sales for the three months ended September 30, 2015.

Gross profit

The increase in gross profit for the nine months ended September 30, 2015 was driven by increased sales volume and margin improvement. The increase was also attributable to the acquisition of PSP in December 2014 which provided additional gross profit that was not in Veeco’s 2014 results, as well as certain deposits that were forfeited by customers of $4.6 million that were recognized into sales. This increase was partially offset by the $1.3 million inventory fair value step-up associated with the sales of systems acquired as part of the PSP acquisition.

Selling, general, and administrative

Selling, general, and administrative expenses increased primarily due to the December 2014 acquisition of PSP, partially offset by a reduction in third party professional fees.

Research and development

Research and development expenses decreased due to reductions in personnel-related expenses particularly related to the Hyeongok-ri, South Korea restructuring, partially offset by an increase in spending as a result of the December 2014 acquisition of PSP. We continue to focus our research and development on areas we anticipate to be high-growth.

Amortization

The increase in amortization expense is related to the $79.8 million in amortizable intangible assets acquired as part of our acquisition of PSP in December 2014.

Restructuring

Restructuring efforts are continuing according to plan and relate to the closure of our Ft. Collins, Colorado; Camarillo, California; and Hyeongok-ri, South Korea facilities.

Changes in contingent consideration

Included in our agreement to acquire Synos Technology, Inc. in the fourth quarter of 2013 were performance milestones that could trigger contingent payments to the original selling shareholders. During the nine months ended September 30, 2014, we determined that the remaining performance milestones would not be met, reversed the fair value of the liability, and recorded a non-cash gain of $29.4 million.

Income tax expense (benefit)

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent periods.

Our tax provision for the nine months ended September 30, 2015 was $9.4 million compared to a benefit of $4.1 million during the nine months ended September 30, 2014. The 2015 income tax expense included a $4.9 million provision relating to our domestic operations and a $4.5 million provision relating to foreign operations. Although there was a domestic pre-tax loss for the period, we did not provide a current tax benefit on such losses as the amounts are not realizable on a more-likely-than-not basis. In addition, we provided withholding taxes and a domestic provision relating to certain deferred tax liabilities that could not be offset against our deferred tax assets. This differs from 2014 when we were able to recognize part of our domestic pre-tax losses on a more-likely-than-not basis. Our foreign operations are profitable. As such, taxes were provided at rates which approximate the statutory rates of those foreign jurisdictions.

Liquidity and Capital Resources

We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital, contractual obligations, and other cash flow needs for the next twelve months. Our cash and cash equivalents, short-term investments, and restricted cash were:

	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$334,114	$270,811
Short-term investments	68,877	120,572
Restricted cash	—	539
Total	$402,991	$391,922

At September 30, 2015 and December 31, 2014, cash and cash equivalents of $237.6 million and $220.5 million, respectively, were held outside the United States. It is our current intention to permanently reinvest the cash and cash equivalent balances held in Singapore, China, Taiwan, South Korea, and Malaysia, and our current forecasts do not require repatriation of the funds back to the United States. At September 30, 2015, we had $142.4 million in cash held outside the United States on which we would have to pay significant U.S. income taxes to repatriate. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations throughout our global organization.

Cash Flows from Operating Activities

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(22,191)	$(10,028)
Reconciling adjustments:
Depreciation and amortization	30,766	17,649
Deferred income taxes	1,794	(4,973)
Asset impairment	126	2,864
Share-based compensation expense	14,038	14,303
Provision for bad debts	—	(1,833)
Gain on sale of lab tools	(841)	(2,435)
Change in contingent consideration	—	(29,368)
Changes in operating assets and liabilities	(1,842)	7,221
Net cash provided by (used in) operating activities	$21,850	$(6,600)

Cash provided by operating activities for the nine months ended September 30, 2015 reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation expense, and deferred taxes. Cash from operating activities was positively impacted by accounts receivable and income taxes payable, and reduced for changes in inventory, deferred cost of sales, customer deposits and deferred revenue. The increase in cash from operating activities was primarily due to higher business volume.

Cash Flows from Investing Activities

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash Flows from Investing Activities
Capital expenditures	$(11,069)	$(10,476)
Proceeds from the liquidation of short-term investments	68,647	216,050
Payments for purchases of short-term investments	(17,000)	(157,733)
Proceeds from sale of lab tools	2,648	7,034
Other, net	(662)	(2,262)
Net cash provided by investing activities	$42,564	$52,613

Cash provided by investing activities is attributed primarily to net liquidations of short-term investments, repositioning the net proceeds to cash and cash equivalents, and the sale of lab tools partially offset by capital expenditures.

Cash Flows from Financing Activities

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash Flows from Financing Activities
Proceeds from stock option exercises	$1,344	$9,485
Taxes paid related to net share settlement of equity awards	(2,129)	(1,925)
Repayments of long-term debt	(233)	(215)
Net cash provided by (used in) financing activities	$(1,018)	$7,345

Cash flows used in financing activities during the nine months ended September 30, 2015 included payments of minimum statutory tax withholdings associated with share-based compensation offset by collections from stock option exercises.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate changes primarily relates to our investment portfolio. We centrally manage our investment portfolio considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed income securities with a fair value of $68.9 million at September 30, 2015. These securities are subject to interest rate risk; a 100 basis point increase in interest rates would result in a decrease in the fair value of the September 30, 2015 investment portfolio of $0.2 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we would not realize the losses in the Consolidated Statements of Operations unless the individual fixed income securities are sold prior to maturity or a loss position is determined to be other-than-temporary.

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

We may manage our risks and exposures to currency exchange rates through the use of derivative financial instruments (e.g., forward contracts). We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes. During the three and nine months ended September 30, 2015, we did not own any derivatives. During the three and nine months ended September 30, 2014, we did not designate our foreign exchange derivatives as hedges. Accordingly, the currency exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and changes in fair value from these contracts are recorded in “Other, net” in our Consolidated Statements of Operations.

Our net sales to customers located outside of the United States represented approximately 86% and 82% of our total net sales for the three and nine months ended September 30, 2015, respectively, and 88% for the comparable 2014 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total sales. Our sales denominated in currencies other than the U.S. dollar represented 2% of total net sales in the three and nine months ended September 30, 2015, and 3% and 9% for the comparable 2014 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective at September 30, 2015. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2015, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock to be completed over the next two years. Repurchases are expected to be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions, SEC regulations, and other factors. The repurchases will be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

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

*                           Filed herewith

**                    Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2015.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer