Form 10-K
period 2015-12-31
VEECO INSTRUMENTS INC
filed 2016-02-25
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-16244

VEECO INSTRUMENTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-2989601 (I.R.S. Employer Identification No.)

Terminal Drive Plainview, New York (Address of Principal Executive Offices)	11803 (Zip Code)

Registrant’s telephone number, including area code:

(516) 677-0200

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, par value $0.01 per share	(Name of each exchange on which registered) The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant at June 26, 2015 (the last business day of the registrant’s most recently completed second quarter) was $1,202,150,344 based on the closing price of $29.81 on the NASDAQ Stock Market on that date.

The number of shares of each of the registrant’s classes of common stock outstanding on February 10, 2016 was 39,972,031 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VEECO INSTRUMENTS INC.

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking information relating to Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “Registrant,” “we,” “our,” or “us,” unless the context indicates otherwise) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “believes,” “anticipates,” “expects,” “estimates,” “targets,” “plans,” “intends,” “will,” and similar expressions relating to the future are intended to identify forward-looking information. Discussions containing such forward-looking statements may be found in Part I. Items 1, 3, 7 and 7A hereof, as well as within this Form 10-K generally. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part I, Item 1A, and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-K as believed, anticipated, expected, estimated, targeted, planned, or similarly identified. We do not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

PART I

Item 1. Business

We create process equipment that enables technologies for a cleaner and more productive world. We design, develop, manufacture, market, and support thin film equipment to meet the demands of key global trends such as improving energy efficiency, enhancing mobility, and increasing connectivity. Our equipment is used to make electronic devices which enable these trends, including light emitting diodes (“LEDs”), micro-electromechanical systems (“MEMS”), wireless devices, power electronics, hard disk drives (“HDDs”), and semiconductors. We may also license our technology to our customers or partners.

We develop highly differentiated, “best-in-class” equipment for critical performance steps in thin film processing. Our products provide leading technology at low cost-of-ownership. Core competencies in advanced thin film technologies and decades of specialized process know-how help us stay at the forefront of these rapidly advancing industries.

Headquartered in Plainview, New York, we were organized as a Delaware corporation in 1989. We have sales and service operations across the Asia-Pacific region, Europe, and North America to address our customers’ needs.

Business Overview

We are focused on:

•                             Providing differentiated process equipment to address customers’ current production requirements and next generation product development roadmaps;

•                             Investing to win through focused research and development in markets that we believe provide significant growth opportunities or are at an inflection point in process equipment requirements, including LED, power semiconductor devices, and advanced packaging technologies;

•                             Leveraging our sales channel and local process applications support teams to build strong strategic relationships with technology leaders;

•                             Expanding our portfolio to improve the performance of our systems, including spare parts, upgrades, and consumables to drive growth, reduce our customers’ cost of ownership, and improve customer satisfaction;

•                             Cross-selling our product portfolio across our broad customer base and end markets to both maximize sales opportunities and diversify our business;

•                             Utilizing a combination of outsourced and internal manufacturing strategies to flex manufacturing capacity through industry investment cycles without compromising quality; and

•                             Pursuing partnerships and acquisitions to expand our product portfolio into adjacent markets and drive sales growth.

Markets

Our systems are used in the creation of a broad range of microelectronic components, including LEDs, MEMS, radio frequency (“RF”) filters, power semiconductors, thin film magnetic heads (“TFMHs”), and compound semiconductor devices. Our customers who manufacture these devices invest in our systems to develop next generation products and deliver more efficient, cost effective, and advanced technological solutions. We operate in a cyclical business environment, and our customers’ buying patterns are dependent upon industry trends. Our products are sold into multiple markets, and the following discussion focuses on the trends that most influence our business within each of those markets.

Lighting, Display & Power Electronics

LED technology has existed for more than 50 years; however, commercial adoption of LEDs was limited to niche applications until the most recent decade. In the early 1990’s, researchers developed a process utilizing Gallium Nitride (“GaN”) that created a low cost LED to produce white light. With that breakthrough, the LED industry started, and the number of applications for LEDs began to expand. The first wave of LED growth occurred between 2003 and 2006 driven by mobile phones, which implemented the use of LED technology for display backlighting. The LED industry experienced its second period of rapid growth as LEDs were adopted for TV display backlighting. Starting in 2009, LED producers, particularly in South Korea and Taiwan, made significant investments in LED process equipment to capture share in these markets. Our metal organic chemical vapor deposition (“MOCVD”) technology is at the core of the manufacturing process for GaN-based LEDs. Over the next couple of years, our sales increased considerably driven in part by Chinese government subsidies for MOCVD equipment. Following this investment wave, there was an oversupply of MOCVD equipment, and our business went into a deep decline.

The adoption of LEDs for solid state lighting helped drive improvements in industry conditions in 2014. LED technology offered energy and cost savings opportunities in lighting, which played an important role in the global shift toward energy efficiency initiatives. LEDs are up to 80% more efficient than traditional incandescent bulbs and up to 25% more efficient than compact fluorescent bulbs. LED penetration into the lighting market is growing, and for the first time, LED unit demand for general lighting surpassed demand for display backlighting in 2015. While LED industry conditions softened in the second half of 2015, due largely to weak TV and LED display backlighting demand, we expect to benefit from the ongoing adoption of LED lighting over time.

MOCVD technology is equally important in the manufacturing of red, orange, and yellow (“ROY”) LEDs, which are used in signage and automotive lighting applications. For these LEDs, our K475 MOCVD platform is used to deposit highly uniform Arsenic Phosphide (“AsP”) films which create amber and red hues. While ROY LEDs are predicted to grow at a slower pace than LED units for general lighting, we expect to benefit from growth driven by increased adoption of LED technology for automobiles and outdoor display/signage applications. In addition to depositing the critical GaN layer with our MOCVD products, our Precision Surface Processing (“PSP”) products address multiple etch and clean steps required for the LED manufacturing process.

Our products are also crucial in the manufacturing of GaN-on-Silicon based power electronic devices. Global demand is increasing for advanced power electronics with greater energy efficiency, smaller footprints, higher operating temperatures, faster switching capabilities, and greater reliability. These devices support many needs, including more efficient IT servers, electrical motors, electric vehicles, wind turbines, and photovoltaic power inverters.

While silicon-based transistors are widely used in power electronic devices today, GaN-on-Silicon based power electronics developed on MOCVD tools can potentially deliver higher performance (e.g., smaller power supply form factors, higher efficiency, and faster switching speeds). These devices are ideal for applications such as IT servers, where heat generation is an ever-increasing problem as server banks become larger and where heat management and energy efficiency requirements continues to rise. In 2015, global industry leaders in power electronics continued to focus on research and development (“R&D”) programs to commercialize this new technology. Device manufacturers will likely begin to transition from development to production of these devices over the next couple of years; we can benefit from this transition as our customers invest in process equipment to support this production ramp-up.

Advanced Packaging, MEMS & RF

Advanced Packaging includes a portfolio of wafer-level assembly technologies that enable the miniaturization and performance improvement of electronic products, such as smartphones, smartwatches, tablets, and laptops. Our PSP products have been gaining traction in the rapidly growing area of Advanced Packaging. Demand for higher performance, increased functionality, smaller form factor, and lower power consumption in mobile devices, consumer electronics, and high performance computing is driving the adoption of advanced packaging technology. Independent Device Manufacturers (“IDMs”) and Outsourced Semiconductor Assembly and Test (“OSAT”) companies are implementing multiple advanced packaging approaches including Fan-Out Wafer Level Packaging (“FO-WLP”) and Through Silicon Via (“TSV”) to enable stacked memory, 2.5D, and 3D packaging devices.

MEMS devices are used for an increasing number of applications, including accelerometers for automobile airbags, pressure sensors for medical uses, and gyroscopes for a variety of consumer products, such as gaming consoles and mobile devices. One of the fastest growing MEMS applications has been RF filters for mobile devices, driven by increasingly complex wireless standards and the exponential growth of mobile data. In order to address these growing demands, a high-end smartphone can have as many as 60 discrete RF filters, a figure that has more than doubled in recent years. These trends are positive for us, particularly for our PSP products as well as our ion beam etch and Molecular Beam Epitaxy (“MBE”) products, which are used to create Bulk Acoustic Wave (“BAW”) and Surface Acoustic Wave (“SAW”) RF filters.

Data Storage

The Data Storage market involves the storage of data in electromagnetic or other forms for use by a computer or device, including HDDs used in large capacity storage applications. While HDDs face significant competition from flash memory, we believe that HDDs will continue to provide the best value for mass storage and will remain at the forefront of large capacity storage applications. This is especially true for data center applications where large volumes of data storage are required to serve an increasingly mobile population. The HDD manufacturing industry continues to optimize its existing manufacturing capacity to address demand. While we have seen signs of capacity constraints in some process areas and have experienced incremental orders for our equipment in 2015, future orders are likely to be focused on implementation of new technologies as opposed to capacity expansion. Future demand for our data storage systems is unclear and orders are expected to fluctuate from quarter to quarter. Our process knowledge and magnetic materials expertise from the Data Storage market positions us well for certain front-end semiconductor and MEMS opportunities, as thin film magnetic manufacturing methods become increasingly used in these markets.

Scientific & Industrial

The Scientific and Industrial markets include advanced materials research and a broad range of manufacturing applications including laser diodes, infrared detectors, optical coatings, and extreme ultraviolet (“EUV”) photomasks.

Our MBE systems are used by scientific research organizations and universities to drive new discoveries in the areas of materials science. MBE enables precise epitaxial crystal growth for a wide variety of materials, which supports the development of new performance materials used for emerging technologies. MBE technology is also used in the manufacturing of products such as laser diodes and infrared sensors. Our tools create highly uniform Gallium-Arsenide (“GaAs”) or Indium-Phosphide (“InPh”) film layers, which are critical to the performance of these devices. Our PSP products are also used to manufacture infrared sensors.

Our Ion Beam Deposition (“IBD”) tools are used to produce high quality optical films for multiple applications including laser mirrors, optical filters and anti-reflective coatings. Our tools deposit thin layers of advanced materials on various substrates to alter how light is reflected and transmitted. Our ability to precisely deposit high quality films with extremely low particulate levels make our ion beam deposition technology ideal for manufacturing defect-free EUV photomask blanks. The front-end semiconductor industry is expected to adopt EUV lithography to meet future device requirements. Future growth will depend on overall EUV production readiness.

System products

Metal Organic Chemical Vapor Deposition Systems

We are the world’s leading supplier of MOCVD systems. MOCVD production systems are used to make GaN-based devices (such as blue and green LEDs) and AsP-based devices (such as ROY LEDs), which are used in television and computer backlighting, general illumination, large area signage, specialty illumination, power electronics, and many other applications. Introduced in 2014, our TurboDisc® EPIK™700 GaN MOCVD system combines the industry’s highest productivity and best-in-class yields with low cost of ownership, further enabling lower manufacturing costs for LED general lighting applications. Our TurboDisc K475™ AsP MOCVD systems are also used to make ROY LEDs and high-efficiency triple junction photovoltaic solar cells. Our Propel™ PowerGaN™ MOCVD System (“Propel”) enables the development of highly-efficient GaN-based power electronic devices that have the potential to accelerate the industry’s transition from research and development to high volume production. The Propel system offers 200mm technology and incorporates single-wafer reactor technology for outstanding film uniformity, yield, and device performance.

Precision Surface Processing Systems

In December 2014, we acquired Solid State Equipment LLC, a leading innovator in single wafer wet etch, clean, and surface preparation equipment targeting high growth segments in advanced packaging, MEMS, LEDs, and compound semiconductor markets, which we renamed PSP. The two core platforms acquired are the WaferEtch™ and the WaferStorm™. The WaferEtch platform provides highly uniform, selective etching with onboard end point detection for improved process control and yield. The flagship of the WaferEtch platform, the TSV Revealer™, is specifically configured to address the requirements of TSV reveal, which is the process where the backside of a wafer is thinned to reveal the copper interconnects. The TSV Revealer offers a significant cost of ownership reduction compared with dry etch processing by replacing up to four separate process steps. The WaferStorm platform is based on PSP’s unique soak and spray technology, which provides improved performance at a lower cost of ownership than conventional wet bench-only or spray-only approaches. This highly flexible platform targets solvent based cleaning applications that require a significant level of control.

Ion Beam Etch and Deposition Systems

Our NEXUS® IBD systems utilize ion beam technology to deposit precise layers of thin films. IBD systems deposit high purity thin film layers and provide maximum uniformity and repeatability. Our NEXUS Ion Beam Etch (“IBE”) systems utilize a charged particle beam consisting of ions to etch precise, complex features. The NEXUS systems may be included on our cluster system platform to allow either parallel or sequential deposition/etch processes. These systems are used primarily by data storage and telecommunications device manufacturers in the fabrication of discrete and integrated microelectronic devices.

We also provide a broad array of ion beam sources. These technologies are applicable in the HDD industry as well as for optical coatings and other end markets. Our SPECTOR® systems offer manufacturers improvements in target material utilization, optical endpoint control, and process time for cutting-edge optical interference coating applications.

Molecular Beam Epitaxy Systems

MBE is the process of precisely depositing epitaxially-aligned atomically-thin crystalline layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. We are the leading supplier of MBE systems worldwide. Our MBE systems, sources, and components are used to develop and manufacture critical epitaxial layers in a wide variety of applications such as solar cells, fiber lasers, infrared detectors, mobile phones, radar systems, and displays. For many compound semiconductors, MBE is the critical step of the fabrication process, ultimately determining device functionality and performance. We provide MBE systems and components for the production of wireless devices (e.g., power amplifiers, high electron mobility transistors, or hetero-junction bipolar transistors) and a broad array of research applications for new compound semiconductor materials. In 2013, we introduced the GENxplor™ R&D MBE System, the industry’s first fully-integrated MBE system for the compound semiconductor research and development market. The GENxplor MBE system creates high quality epitaxial layers on substrates up to 3” in diameter and is ideal for cutting edge research on a wide variety of materials including gallium arsenide, nitrides, and oxides. Our GEN2000® and

GEN200® production MBE systems continue to set standards for volume production of MBE-based compound semiconductor devices.

Other Deposition and Industrial Products

We make a broad array of deposition systems including Physical Vapor Deposition, Diamond Like Carbon Deposition, and Chemical Vapor Deposition Systems. In addition, our Optium® products generally are used in “back-end” applications in data storage fabrication facilities where TFMHs or “sliders” are fabricated. This equipment includes lapping tools, which enable precise material removal within three nanometers, which is necessary for advanced TFMHs. We also manufacture tools that slice and dice wafers into row bars and TFMHs.

Sales and Service

We sell our products and services worldwide primarily through various strategically located facilities in the United States, Europe, and the Asia-Pacific region. We believe that our customer service organization is a significant factor in our success. We provide service and support on a warranty, service contract, and an individual service-call basis. We believe that offering timely support creates stronger relationships with customers and provides us with a significant competitive advantage. Revenue from the sales of parts, upgrades, service, and support represented approximately 22%, 25%, and 29% of our net sales for the years ended December 31, 2015, 2014, and 2013, respectively. Parts and upgrade sales represented approximately 18%, 21%, and 23% of our net sales for those years, respectively, and service and support sales were 4%, 4%, and 6% respectively.

Customers

We sell our products to many of the world’s LED, MEMS, OSAT, HDD and semiconductor manufacturers, as well as research centers and universities. We rely on certain principal customers for a significant portion of our sales. Sales to San’an Optoelectronics Co. and KAISTAR Lighting (Xiamen) Co. each accounted for more than 10% of our total net sales for 2015; sales to HC SemiTek Corp. and Seoul Viosys Co. each accounted for more than 10% of our total net sales in 2014; sales to HC SemiTek Corp. accounted for more than 10% of our total net sales in 2013. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business prospects, financial condition, and operating results could be materially and adversely affected.

Research and Development

Our research and development functions are continually focused on the timely creation of new products and enhancements to existing products, both of which are necessary to maintain our competitive position. We collaborate with our customers to align our technology and product roadmaps to customer requirements. Our research and development activities take place at our facilities in Fremont, California; St. Paul, Minnesota; Somerset, New Jersey; Plainview, New York; Poughkeepsie, New York; and Horsham, Pennsylvania.

Our research and development expenses were approximately $78.5 million, $81.2 million, and $81.4 million, or approximately 16%, 21%, and 25% of net sales for the years ended December 31, 2015, 2014, and 2013, respectively. These expenses consisted primarily of salaries, project materials, and other product development and enhancement costs.

Suppliers

We outsource a portion of our manufacturing to third parties, including the manufacture of all or substantially all of our MOCVD systems, ion beam and other data storage systems, and ion sources. We primarily rely on several suppliers for the manufacturing of these systems. In addition, certain of the components and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers.

Backlog

Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months, and a deposit when required. Our backlog decreased to $186.0 million at December 31, 2015 from $286.7 million at December 31, 2014. During 2015, we recorded backlog adjustments of approximately $7.7 million relating to orders that no longer met our bookings criteria.

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

Our competitors include: Aixtron; AMEC; Applied Materials; Canon Anelva; DCA Instruments; Grand Plastics Technology Corporation; LAM Research; Leybold Optics; Oerlikon; Orbotech; Oxford Instruments; Riber; Scientech; Taiyo Nippon Sanso; and Tang Optoelectronics Equipment Company (TOPEC).

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

We also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets. In addition, we cannot be certain that we will not be sued by third parties alleging that we have infringed their patents or other intellectual property rights. If any third party sues us, our business, results of operations, or financial condition could be materially adversely affected.

Employees

At December 31, 2015 we had 783 employees, of which there were 200 in manufacturing and testing, 86 in sales and marketing, 147 in service and product support, 201 in engineering and research and development, and 149 in information technology, general administration, and finance. The success of our future operations depends on our ability to recruit and retain engineers, technicians, and other highly skilled professionals who are in considerable demand. We feel that we have adequate programs in place to attract, motivate, and retain our employees. We monitor industry practices to make sure that our compensation and employee benefits remain competitive. However, there can be no assurance that we will be successful in recruiting or retaining key personnel. We believe that our employee relations are good.

Financial Information About Segments and Geographic Areas

We operate as a single reportable segment and report our financial results in four geographic regions: the United States; China; Europe, Middle East, and Africa (“EMEA”); and the Rest of World (“ROW”). Refer to Note 18, “Segment Reporting and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our geographic operations.

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

Item 1A. Risk Factors

Key Risk Factors That May Impact Future Results

Stockholders should consider carefully the risk factors described below. Any of these factors, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow, and stock price.

Unfavorable market conditions may adversely affect our operating results.

Conditions of the markets in which we operate are volatile and have deteriorated significantly in many of the countries and regions in which we do business and may remain or become further depressed in the future. We have experienced and may continue to experience customer rescheduling and, to a lesser extent, cancellations of orders for our products. Adverse market conditions relative to our products could result in:

•                 reduced demand for our products;

•                 rescheduling and cancellations of orders for our products, resulting in negative backlog adjustments;

•                 increased price competition leading to lower margin for our products;

•                 increased competition from sellers of used equipment or lower-priced alternatives to our products;

•                 increased inventory obsolescence;

•                 increased uncollectable amounts due from our customers resulting in increased reserves for doubtful accounts and write-offs of accounts receivable;

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

We generate a significant portion of our revenue in China. In recent years, the Chinese government has provided various incentives to encourage development of the LED industry, including subsidizing a significant portion of the purchase cost of MOCVD equipment. These subsidies have enabled and encouraged certain customers in this region to purchase more of our MOCVD equipment than these customers might have purchased without these subsidies. The availability of these subsidies has varied over time and may end at some point in the future. A reduction or elimination of these incentives may result in a reduction in future orders for our MOCVD equipment in this region, which could materially and adversely affect our business, financial condition, and results of operations.  In addition, in an effort to promote Chinese competition, the Chinese government could impose restrictions on the receipt of these subsidies, including requirements that the purchased equipment be sourced locally.

A related risk is that many customers use or had planned to use Chinese government subsidies, in addition to other incentives from the Chinese government, to build new manufacturing facilities or to expand existing manufacturing facilities. Delays in the start-up of these facilities or the cancellation of construction plans altogether, together with other related issues pertaining to customer readiness, could adversely impact the timing of our revenue recognition, could result in order cancellations, a reduction in order backlog, and could have other negative effects on our business, financial condition, and results of operations.

The cyclicality of the industries we serve directly affects our business.

Our business depends in large part upon the capital expenditures of manufacturers in the LED, mobile communication, data storage, and other device markets. We are subject to the business cycles of these industries, the timing, length, and volatility of which are difficult to predict. These industries have historically been highly cyclical and have experienced significant economic downturns in the last decade. As a capital equipment provider, our revenue depends in large part on the spending patterns of these customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a portion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls may be limited. Downturns in one or more of these industries have had and will likely have a material adverse effect on our business, financial condition, and operating results. Alternatively, during periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand and attract, hire, assimilate, and retain a sufficient number of qualified people. We cannot give assurances that our net sales and operating results will not be adversely affected if our customers experience economic downturns or slowdowns in their businesses.

We operate in industries characterized by rapid technological change.

Each of the industries in which we operate is subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products when selecting which development programs to fund and pursue. Our financial results depend to a great extent on the successful introduction of several new products, many of which require achieving increasingly stringent technical specifications. We cannot be certain that we will be successful in selecting, developing, manufacturing, and marketing new products or new technologies or in enhancing existing products. Our performance may be adversely affected if we are unable to accurately predict evolving market trends and related customer needs and to effectively allocate our resources among new and existing products and technologies.

We are also exposed to potential risks associated with unexpected product performance issues. Our product designs and manufacturing processes are complex and could contain unexpected product defects, especially when products are first introduced. Unexpected product performance issues could result in significant costs and damages, including increased service and warranty expenses, the need to provide product replacements or modifications, reimbursement for damages caused by our products, product recalls, related litigation, and product write-offs and disposal costs. These costs could be substantial and our reputation could be harmed, resulting in reduced demand for our products and could have a negative effect on our business, financial condition, and results of operations.

We have a concentrated customer base, located primarily in a limited number of regions, which operate in highly concentrated industries.

Our customer base continues to be highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Our five largest customers accounted for 55% of our total net sales in 2015. Customer consolidation activity involving some of our largest customers could result in an even greater concentration of our sales in the future. Management changes at key customer accounts could result in a loss of future sales due to vendor preferences or other reasons and may introduce new challenges in managing customer relationships.

If a principal customer discontinues its relationship with us or suffers economic setbacks, our business, financial condition, and operating results could be materially and adversely affected. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers. We cannot be certain that we will be able to do so. In addition, because a relatively small number of large manufacturers, many of whom are our customers, dominate the industries in which they operate, it may be especially difficult for us to replace these customers if we lose their business. A significant portion of orders in our backlog are orders from our principal customers.

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

Our customer base is also highly concentrated in terms of geography, and the majority of our sales are to customers located in a limited number of countries. In 2015, 51% of our total net sales were to customers located in China. Dependence upon sales emanating from a limited number of regions increases our risk of exposure to local difficulties and challenges, such as those associated with regional economic downturns, political instability, fluctuating currency exchange rates, natural disasters, social unrest, pandemics, terrorism, or acts of war. Our reliance upon customer demand arising primarily from a limited number of countries could materially adversely impact our future results of operations.

We face significant competition.

We face significant competition throughout the world, which may increase as certain markets in which we operate continue to evolve. Some of our competitors have greater financial, engineering, manufacturing, and marketing resources than us. Other competitors are located in regions with lower labor costs and other reduced costs of operation. In addition, our ability to compete in foreign countries against local manufacturers may be hampered by nationalism, social attitudes, laws, regulations, and policies within such countries that favor local companies over U.S. companies or that are otherwise designed to promote the development and growth of local competitors. Furthermore, we face competition from smaller emerging equipment companies whose strategy is to provide a portion of the products and services we offer, with a focused approach on innovative technology for specialized markets. New product introductions or enhancements by us or our competitors could cause a decline in sales or loss of market acceptance of our existing or prior generation products. Increased competitive pressure could also lead to intensified price competition resulting in lower margins. Our failure to compete successfully with these other companies would seriously harm our business.

To remain competitive, we may enter into strategic alliances with customers, suppliers, and other third parties to explore new market opportunities and possible technological advancements. These alliances may require significant investments of capital and other resources and often involve the exchange of sensitive confidential information. The success of these alliances may depend on factors over which we have limited control and will likely require ongoing cooperation and good faith efforts from our strategic partners. Strategic alliances are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect our business and operating results.

The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly.

We derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. As is typical in our industry, orders, shipments, and customer acceptances often occur during the last few weeks of a quarter. As a result, a delay of only a week or two can impact which period revenue is reported in and can cause volatility in our revenue for a given reporting period. Our quarterly results have fluctuated significantly in the past, and we expect this trend to continue. If our orders, shipments, net sales, or operating results in a particular quarter do not meet expectations, our stock price may be adversely affected.

Our sales cycle is long and unpredictable.

Historically, we have experienced long and unpredictable sales cycles (the period between our initial contact with a potential customer and the time when we recognize revenue from that customer). Our sales cycle can exceed twelve months. The timing of an order often depends on the capital expenditure budget cycle of our customers, which is completely out of our control. In addition, the time it takes us to build a product to customer specifications typically ranges from three to six months. When coupled with the fluctuating amount of time required for shipment, installation, and final acceptance, our sales cycles often vary widely, and variations in length of this period can cause further fluctuations in our operating results. As a result of our lengthy sales cycle, we may incur significant research, development, selling, general, and/or administrative expenses before we generate revenues for these products. We may never generate the anticipated revenues if a customer cancels or changes plans. Variations in the length of our sales cycle could also cause our sales and, therefore, our cash flow and results of operations to fluctuate widely from period to period.

Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and/or liabilities to our suppliers for products no longer needed.

Customer purchase orders may be cancelled or rescheduled by the customer, sometimes with limited or no penalties, which may result in increased and/or unrecoverable costs for the Company. We adjust our backlog for such cancellations, contract modifications, and delivery delays that result in a delivery period in excess of one year, among other items. A downturn in one or more of our businesses could result in increases in order cancellations and/or postponements.

We write-off excess and obsolete inventory based on historical trends, future usage forecasts, and other factors including the consideration of the amount of backlog we have on hand. If our backlog is canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the write-off required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we will be required to recognize such costs in our financial statements at the time of such determination. In addition, we place orders with our suppliers based on our customers’ orders. If our customers cancel their orders with us, we may not be able to cancel our orders with our suppliers or may be required to take a charge for these cancelled commitments to our suppliers. Any such charges could be material to our results of operations and financial condition.

Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and/or manufacturing interruptions or delays which could affect our ability to meet customer demand.

Our business depends on our ability to accurately forecast and supply equipment, services, and related products that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, components, and subassemblies (collectively, “parts”) from suppliers. Uncertain worldwide economic conditions and market instabilities make it difficult for us (and our customers and our suppliers) to accurately forecast future product demand. If actual demand for our products is different than expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing, or expediting delivery of parts. If we overestimate the demand for our products, excess inventory could result, which could be subject to heavy price discounting, which could become obsolete, and/or which could subject us to liabilities to our suppliers for products no longer needed. Similarly, we may be harmed in the event that our competitors overestimate the demand for their products and engage in heavy price discounting practices as a result. In addition, the volatility of demand for capital equipment increases capital, technical, and other risks for companies in our supply chain.

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

•                 natural disasters (such as earthquakes, tsunamis, floods, or storms); or

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

To better align our costs with market conditions, increase the percentage of variable costs relative to total costs, and to increase productivity and operational efficiency, we have outsourced certain functions to third parties, including the manufacture of substantially all of our MOCVD systems, ion beam and other data storage systems, and ion sources. We rely heavily on our outsourcing partners to perform their contracted functions to allow us the flexibility to adapt to changing market conditions, including periods of significantly diminished order volumes. If our outsourcing partners do not perform as required, or if our outsourcing model does not allow us to realize the intended cost savings and flexibility, our results of operations (and those of our third party providers) may be adversely affected. Disputes and possibly litigation involving third party providers could result, and we could suffer damage to our reputation. Dependence on contract manufacturing and outsourcing may also adversely affect our ability to bring new products to market. Although we attempt to select reputable providers, it is possible that one or more of these providers could fail to perform as we expect. In addition, the role of third party providers has required and will continue to require us to implement changes to our existing operations and adopt new procedures and processes for retaining and managing these providers in order to realize operational efficiencies, assure quality, and protect our intellectual property. If we do not effectively manage our outsourcing strategy or if third party providers do not perform as anticipated, we may not realize the benefits of productivity improvements, and we may experience operational difficulties, increased costs, manufacturing and/or installation interruptions or delays, inefficiencies in the structure and/or operation of our supply chain, loss of intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect our business, financial condition, and results of operations.

We rely on a limited number of suppliers, some of whom are our sole source for particular components.

We currently outsource certain functions to third parties, including the manufacture of substantially all of our MOCVD systems, ion beam and other data storage systems, and ion sources. We rely on a small number of suppliers for the manufacturing of these systems. While we maintain some level of internal manufacturing capability for these systems, the failure of our suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our relationships with our customers and/or our business, financial condition, and results of operations.

In addition, certain of the components and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers. Our inability to develop alternative sources, if necessary, could result in a prolonged interruption in supply or a significant increase in the price of one or more components, which could adversely affect our business, financial condition, and results of operations.

Our inability to attract, retain, and motivate employees could have a material adverse effect on our business.

Our success depends upon our ability to attract, retain, and motivate employees, including those in executive, managerial, engineering, and marketing positions, as well as highly skilled and qualified technical personnel and personnel to implement and monitor our financial and managerial controls and reporting systems. Attracting, retaining, and motivating such qualified personnel may be difficult due to challenging industry conditions, competition for such personnel by other technology companies, consolidations and relocations of operations, and workforce reductions. We have entered into employment agreements with certain key personnel but our inability to attract, retain, and motivate key personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our acquisition strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses.

We have completed several significant acquisitions in the past, and we will consider acquisitions of, or investments in, other businesses in the future. Acquisitions involve numerous risks, many of which are unpredictable and beyond our control, including, but not limited to:

•                 difficulties and increased costs in integrating the personnel, operations, technologies, and products of acquired companies;

•                 diversion of management’s attention while evaluating, pursuing, and integrating the business to be acquired;

•                 the inability to complete proposed transactions as anticipated, resulting in obligations to pay professional and other expenses, including any applicable termination fees;

•                 potential loss of key employees of acquired companies, especially if a relocation or change in responsibilities is involved;

•                 difficulties in managing geographically dispersed operations in a cost-effective manner;

•                 the unattainability of expected synergies;

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

Our inability to effectively manage these risks could materially and adversely affect our business, financial condition, and results of operations. In addition, if we issue equity securities to pay for an acquisition, the ownership percentage of our then-current shareholders would be reduced and the value of the shares held by these shareholders could be diluted, which could adversely affect the price of our stock. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or other purposes.

Timing of market adoption of LED technology for general lighting is uncertain.

Our future business prospects depend largely on the market adoption of products that incorporate our technologies. Potential barriers to such adoption include higher initial costs and customer familiarity with, and substantial investment and know-how in, existing technologies. These barriers apply to the adoption of LED technology for general illumination applications, including residential, commercial, and street lighting markets. While the use of LED technology for general lighting has grown in recent years, challenges remain and widespread adoption (and the related demand for our products) may not occur at currently projected rates. Furthermore, the adoption of, or changes in, government policies that discourage the use of traditional lighting technologies may impact LED adoption.

Our sales to manufacturers are highly dependent on sales of consumer electronics applications, which can experience significant volatility due to seasonal and other factors and materially adversely impact our future results of operations.

The demand for LEDs, HDDs, and our other products is highly dependent on sales of consumer electronics, such as televisions and computer monitors, computers, tablets, digital video recorders, camcorders, MP3/4 players, smartphones, cell phones, and other mobile devices. Manufacturers of LEDs are among our largest customers and account for a substantial portion of our revenue. Factors that could influence the levels of spending on consumer electronic products include consumer confidence, access to credit, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have had and could continue to have a material adverse effect on the demand for our customers’ products and, in turn, on our customers’ demand for our products and services impacting our financial condition and results of operations. Furthermore, manufacturers of LEDs have in the past overestimated their potential for market share growth. If this growth is overestimated, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, obsolete inventory, and/or liabilities to our suppliers for products no longer needed.

In addition, the demand for some of our customers’ products can be even more volatile and unpredictable due to the possibility of competing technologies, such as flash memory as an alternative to HDDs. Unpredictable fluctuations in demand for our customers’ products or rapid shifts in demand from our customers’ products to alternative technologies could materially adversely impact our future results of operations.

Our operating results have been, and may continue to be, adversely affected by tightening credit markets.

As a global company with worldwide operations, we are subject to volatility and adverse consequences associated with economic downturns in different parts of the world. In the event of a downturn, many of our customers may delay or further reduce their purchases of our products and services. If negative conditions in the credit markets prevent our customers from obtaining credit or necessary financing, product orders in these channels may decrease, which could result in lower revenue. In addition, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, and pricing pressures. If our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products, which could impair our operations.

In addition, we finance some of our sales through trade credit. In addition to ongoing credit evaluations of our customers’ financial condition, we seek to mitigate our credit risk by obtaining deposits and/or letters of credit on certain of our sales arrangements. We could suffer significant losses if a customer whose accounts receivable we have not secured fails or is otherwise unable to pay us, or if financial institutions providing letters of credit become insolvent. A significant loss in collections on our accounts receivable would have a negative impact on our financial condition and results of operations.

We are exposed to the risks of operating a global business, including the need to obtain export licenses for certain of our shipments and political risks in the countries we operate.

Most of our sales are to customers located outside of the United States. We expect sales from non-U.S. markets to continue to represent a significant portion of our sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the United States, many of which are outside our control, including:

•                 difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriating cash in a tax efficient manner;

•                 regional economic downturns, varying foreign government support, and unstable political environments;

•                 political and social attitudes, laws, rules, regulations, and policies within countries that favor local companies over U.S. companies, including government-supported efforts to promote the development and growth of local competitors;

•                 pressures from foreign customers and foreign governments for us to increase our operations and sourcing in the foreign country;

•                 longer sales cycles and difficulty in collecting accounts receivable;

•                 multiple, conflicting, and changing governmental laws and regulations, including varying labor laws, tax regulations, import/export controls, and other trade barriers;

•                 reliance on various information systems and information technology to conduct our business, which may be vulnerable to cyber-attacks by third parties or breached due to employee error, misuse or other causes that could result in business disruptions, loss of or damage to intellectual property, transaction errors, processing inefficiencies, or other adverse consequences should our security practices and procedures prove ineffective; and

•                 different customs and ways of doing business.

These challenges, many of which are associated with sales into the Asia-Pacific region, may continue and recur again in the future, which could have a material adverse effect on our business. In addition, political instability, terrorism, acts of war, tsunamis, or epidemics in regions where we operate may adversely affect or disrupt our business and results of operations.

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

We are subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign government officials, as defined by the statute, for the purpose of obtaining or retaining business. In addition, many of our customers have policies limiting or prohibiting us from providing certain types or amounts of entertainment, meals, or gifts to their employees. It is our policy to implement safeguards to discourage these practices by our employees and representatives. However, our safeguards may prove to be ineffective and our employees, consultants, sales agents, or distributors may engage in conduct for which we may be held responsible. In addition, we may acquire a company that has engaged in unlawful conduct in the past, and be held responsible for this conduct through successor liability principles. Violations of the FCPA or similar laws or similar customer policies may result in severe criminal or civil sanctions or the loss of supplier privileges to a customer, and we may be subject to other liabilities, which could negatively affect our business, financial condition, and results of operations.

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

•                 investigations by the SEC and other regulatory authorities of the Company and/or our management;

•                 limitations on our ability to raise capital;

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

Changes in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. New rules, changes to existing rules, or the questioning of our current or past practices, such as those associated with our transfer pricing, may adversely affect our reported financial results.

Our income taxes can change.

We are subject to income tax on a jurisdictional or legal entity basis and significant judgment is required in certain instances to allocate our taxable income to a jurisdiction and to determine the related income tax expense and benefits. Losses in one jurisdiction generally may not be used to offset profits in other jurisdictions. As a result, changes in the mix of our earnings (or losses) between jurisdictions, among other factors, could alter our overall effective income tax rate, possibly resulting in significant tax rate increases.

We are regularly audited by various tax authorities. Income tax audit assessments or changes in tax laws, regulations or other interpretations may result in increased tax provisions which could materially affect our operating results in the period or periods in which such determinations are made or changes occur.

In addition, our effective tax rate could increase if we determine that it is no longer more likely than not that we are able to utilize our remaining net deferred tax assets, if we are unable to generate sufficient future taxable income in certain jurisdictions, or if we are otherwise required to increase our valuation allowances against our deferred tax assets.

We may be required to take additional impairment charges on assets.

We are required to assess goodwill and indefinite-lived intangible assets annually for impairment, or on an interim basis, whenever certain events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value below its carrying amount. We are also required to test our long-lived assets, including acquired intangible assets and property, plant, and equipment, for recoverability and impairment whenever there are indicators of impairment, such as an adverse change in business climate.

As part of our long-term strategy, we may pursue future acquisitions of other companies or assets which could potentially increase our assets. Adverse changes in business conditions could materially impact our estimates of future operations and result in impairment charges to these assets. In the future, a significant decline in the market price of our common stock could indicate a decline in the fair value of our reporting unit such that goodwill becomes impaired. If our assets were impaired, our financial condition and results of operations could be materially and adversely affected.

The price of our common shares is volatile and could decline significantly.

The stock market in general and the market for technology stocks in particular has experienced volatility. If these industry-based market fluctuations continue, the trading price of our common shares could decline significantly independent of the overall market, and shareholders could lose all or a substantial part of their investment. The market price of our common shares could fluctuate significantly in response to several factors, including, among others:

•                 difficult macroeconomic conditions, unfavorable geopolitical events, and general stock market uncertainties, such as those occasioned by a global liquidity crisis and a failure of large financial institutions;

•                 receipt of large orders or cancellations of orders for our products;

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

Significant price and value fluctuations have occurred with respect to our publicly traded securities and technology companies generally. The price of our common shares is likely to be volatile in the future. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our financial condition, results of operations, and liquidity.

The enforcement and protection of our intellectual property rights may be expensive and/or divert our limited resources.

Our success depends in part upon the protection of our intellectual property rights. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies, and processes. We own various U.S. and international patents and have additional pending patent applications relating to certain of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage. In addition, our intellectual property rights may be circumvented, invalidated, or rendered obsolete by the rapid pace of technological change, or through efforts by others to reverse engineer our products or design around patents that we own. Given these limitations, our success will depend in part upon our ability to innovate ahead of our competitors.

Furthermore, policing unauthorized use of our products and technologies is difficult and time consuming, and the laws of other countries may less effectively protect our proprietary rights than U.S. laws. Our outsourcing strategy requires that we share certain portions of our technology with our outsourcing partners, which poses additional risks of infringement and trade secret misappropriation. Infringement of our rights by a third party, possibly for purposes of developing and selling competing products, could result in uncompensated lost market and revenue opportunities. Similar exposure could result in the event that former employees seek to compete with us through their unauthorized use of our intellectual property and proprietary information. We cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as U.S. laws. Further, we cannot be certain that the laws and policies of any country, including the United States, with respect to intellectual property enforcement or licensing will not be changed in a way detrimental to the sale or use of our products or technology.

We may need to litigate to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents, incur substantial unexpected costs, and jeopardize relationships with current or prospective customers or suppliers. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. In addition, failure to protect our trademark rights could impair our brand identity.

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

We are exposed to foreign currency exchange rate risks that are inherent in our anticipated sales, sales commitments, and assets and liabilities that are denominated in currencies other than the U.S. dollar. Although we attempt to mitigate our exposure to fluctuations in currency exchange rates, hedging activities may not always be available or adequate to mitigate the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could materially and adversely affect our financial condition, results of operations, and liquidity.

If we are subject to cyber-attacks we could incur substantial costs and, if such attacks are successful, we could incur significant liabilities, reputational harm, and disruption to our operations.

We manage, store, and transmit proprietary information and sensitive data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate and/or compromise our confidential information (and/or third party confidential information), create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or our products, or that otherwise exploit any security vulnerabilities.

The costs to address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers, impeding our sales, manufacturing, distribution, or other critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive data about us, our customers or other third parties, could expose us, our customers, or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business.

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

We have adopted, and may in the future adopt, certain measures that may have the effect of delaying, deferring, or preventing a takeover or other change in control of our Company, any of which a holder of our common stock might not consider to be in the holder’s best interest. These measures include:

•                 “blank check” preferred stock;

•                 a classified board of directors; and

•                 certain other certificate of incorporation and bylaws provisions.

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

Our board of directors is divided into three classes with each class serving a staggered three-year term. The existence of a classified board makes it more difficult for our shareholders to change the composition (and therefore the policies) of our board of directors in a relatively short period of time.

We have adopted certain certificate of incorporation and bylaws provisions which have anti-takeover effects. These include: (a) requiring certain actions to be taken at a meeting of shareholders rather than by written consent, (b) requiring a super-majority of shareholders to approve certain amendments to our bylaws, (c) limiting the maximum number of directors, and (d) providing that directors may be removed only for “cause.” These measures and those described above may have the effect of delaying, deferring, or preventing a takeover or other change in control of our Company that a holder of our common stock might consider to be in the holder’s best interest.

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

We are subject to environmental, health, and safety regulations in connection with our business operations, including but not limited to regulations related to the development, manufacture and use of our products, recycling and disposal of related materials, and the operation and use of our facilities and real property. Failure or inability to comply with existing or future environmental and safety regulations, which vary from jurisdiction to jurisdiction, could result in significant remediation liabilities, the imposition of fines, and/or the suspension or termination of research, development, or use of certain of our products, each of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, some of our operations involve the storage, handling, and use of hazardous materials that may pose a risk of fire, explosion, or environmental release. Such events could result from acts of terrorism, natural disasters, or operational failures and may result in injury or loss of life to our employees and others, local environmental contamination, and property damage. These events might cause a temporary shutdown of an affected facility, or portion thereof, and we could be subject to penalties or claims as a result. Each of these events could have a material adverse effect on our business, financial condition, and results of operations.

Regulations related to conflict minerals will force us to incur additional expenses, may make our supply chain more complex, and may result in damage to our relationships with customers.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Given the complexity of our supply chain, we may not be able to ascertain the origins of these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism or other significant disruption.

Our operations in the United States, the Asia-Pacific region, and in other areas could be subject to natural disasters or other significant disruptions, including earthquakes, tsunamis, fires, hurricanes, floods, water shortages, other extreme weather conditions, medical epidemics, power shortages and blackouts, telecommunications failures, and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers, destruction of facilities, and/or loss of life, all of which could materially increase our costs and expenses and materially and adversely affect our business, financial condition, and results of operations. In addition, various regions of the world in which we do business are subject to the threat of terrorism and acts of war. Any act of terrorism or war that affects the economy or the industries in which we operate could result in significant harm to us, including the loss of life and property, manufacturing and transportation delays, disruptions in our supply chain, the need to comply with enhanced security measures, and other increased costs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and principal research and development, manufacturing, and sales and service facilities are:

	Approximate
Owned Facilities Location	Size (sq. ft.)	Mortgaged	Use
Plainview, NY	80,000	No	Corporate Headquarters; R&D; Manufacturing; Sales & Service
Somerset, NJ	80,000	No	R&D; Manufacturing; Sales & Service
Somerset, NJ	38,000	No	R&D; Sales & Service
St. Paul, MN (1)	43,000	Yes	R&D; Manufacturing; Sales & Service
St. Paul, MN (1)	75,000	Yes	Assets held for sale
Yongin-city, South Korea	56,000	No	Sales & Service
Hyeongok-ri, South Korea	15,000	No	Building for sale

(1) We consolidated our business into one building, leaving the adjacent building held for sale.

	Approximate
Leased Facilities Location	Size (sq. ft.)	Lease Expires	Use
Horsham, PA	48,900	2024	R&D; Manufacturing; Sales & Service
Somerset, NJ	14,000	2016	Warehouse
Poughkeepsie, NY	9,400	2017	R&D and Manufacturing
Kingston, NY	44,000	2018	Manufacturing
Fremont, CA	17,100	2018	R&D; Manufacturing; Sales & Service
Shanghai, China	9,900	2017	Sales & Service
Hsinchu City, Taiwan	13,000	2020	Sales & Service

We lease a small office in Edina, Minnesota for sales and service. Our foreign sales and service subsidiaries lease office space in Germany, Malaysia, Philippines, Singapore, South Korea, Thailand, and United Kingdom. Our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma. The plaintiff in the lawsuit, Patrick Colbus, sought unspecified damages and asserted claims that he suffered burns and other injuries while cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco. The lawsuit alleged, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. During the first quarter of 2016, the parties agreed to settle the lawsuit, without any admission of wrongdoing. The settlement amount is expected to be fully covered by our insurance and, as a result, is not expected to have a material impact on our financial condition or results of operations.

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

Our common stock is quoted on The NASDAQ Stock Market under the symbol “VECO.” The 2015 and 2014 high and low closing bid prices by quarter are as follows:

	2015		2014
	High	Low	High	Low
First Quarter	$35.12	$29.12	$43.30	$32.18
Second Quarter	31.89	28.25	43.63	30.75
Third Quarter	28.88	20.41	37.26	33.22
Fourth Quarter	21.83	18.02	37.72	30.61

On February 10, 2016, the closing bid price for our common stock on The NASDAQ Stock Market was $17.52 and we had 90 shareholders of record.

We have not paid dividends on our common stock. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements, and other circumstances.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended December 31, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price paid per share)
September 28, 2015 — October 25, 2015	—	$—	—	$100,000
October 26, 2015 — November 29, 2015	314	19.19	314	93,979
November 30, 2015 — December 31, 2015	155	20.66	155	90,778

On October 28, 2015, our Board of Directors authorized a program to repurchase up to $100 million of our common stock to be completed through October 28, 2017. At December 31, 2015, $9.2 million of the $100 million had been utilized. Repurchases are expected to be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Stock Performance Graph

ASSUMES $100 INVESTED ON DEC. 31, 2010

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31

	2010	2011	2012	2013	2014	2015
Veeco Instruments Inc.	100.00	48.42	68.65	76.61	81.19	47.86
S&P Smallcap 600	100.00	101.02	117.51	166.05	175.61	172.14
RDG MidCap Technology	100.00	82.95	88.61	129.62	124.14	111.39

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data (1):
Net sales	$477,038	$392,873	$331,749	$516,020	$979,135
Operating income (loss)	(23,232)	(79,209)	(71,812)	37,212	276,259
Income (loss) from continuing operations, net of tax	(31,978)	(66,940)	(42,263)	26,529	190,502
Basic income (loss) per common share from continuing operations	(0.80)	(1.70)	(1.09)	0.69	4.80
Diluted income (loss) per common share from continuing operations	(0.80)	(1.70)	(1.09)	0.68	4.63

(1) Information presented excludes the results of our discontinued operations.

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$269,232	$270,811	$210,799	$384,557	$217,922
Short-term investments	116,050	120,572	281,538	192,234	273,591
Working capital	379,904	387,254	485,452	632,197	587,076
Total assets	890,789	929,455	947,969	937,304	936,063
Long-term debt (less current installments)	1,193	1,533	1,847	2,138	2,406
Total equity	714,615	738,932	780,230	811,212	760,520

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We design, manufacture, and market thin film process equipment aligned to meet the demands of key global trends such as energy conservation, mobility, and the ‘internet of things.’ Our equipment is primarily used to make components for electronic devices including LEDs, displays, power electronics, wireless devices, smartphones, MEMS, and HDDs. We develop highly differentiated equipment for critical performance steps in thin film processing. Our products provide leading technology at low cost-of-ownership and high volume productivity. Core competencies in advanced thin film technologies, patent protection, and decades of specialized process know-how help us stay at the forefront of these rapidly advancing markets.

Our portfolio of technology solutions sell into four key market areas: Lighting, Display & Power Electronics; Advanced Packaging, MEMS & RF; Scientific & Industrial; and Data Storage.

A majority of our sales in Lighting, Display & Power Electronics were derived from customers who manufacture LEDs. Demand for LED manufacturing equipment fluctuates quarter-to-quarter depending on various factors, including but not limited to macroeconomic conditions, customer utilization rates, demand for TVs and smartphones, and the rate of LED adoption for general lighting. Demand increased in 2014 and through the first half of 2015, supported by ongoing adoption of LED lighting for commercial and residential purposes. However, weak economic conditions in China and steep declines in LED demand for TV display backlighting resulted in LED unit oversupply through the second half of 2015. Accordingly, customers delayed their LED investment plans which adversely impacted our bookings, and we expect this will continue to negatively impact demand for our MOCVD equipment into 2016. While we have limited visibility to determine when demand for LED units will improve, industry analysts project LED lighting adoption will continue, and we believe this will require additional capacity purchases over the next several years as macroeconomic conditions improve. Our MOCVD architecture has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. Our latest generation MOCVD system, the TurboDisc® EPIK™ 700, continues to perform well against our expectations.

Sales into the Advanced Packaging, MEMS & RF market were driven primarily by increasing content of RF filters and MEMS sensors for mobile devices and automobiles. These trends are particularly positive for our PSP products, which represented a majority of sales for this market in 2015. PSP has continued to perform ahead of our expectations since we acquired the business in December 2014. PSP provides single wafer wet etch, clean, and surface preparation equipment addressing multiple high growth markets, including advanced packaging, MEMS, and RF devices. We continue to build positive momentum in advanced packaging and received production orders for FO-WLP from a semiconductor foundry customer. We expect to benefit as additional customers invest in FO-WLP technologies over the near to mid-term. We also expanded our customer engagements for 3D TSV applications, which represent future growth opportunities for us.

In 2015, we grew sales in the Scientific & Industrial market primarily as a result of growth in sales of our PSP products. We continue to meet ongoing demand for our SPECTOR ion beam deposition products which are used by optical coating suppliers to manufacture a variety of products including laser mirrors, optical fibers, and anti-reflective coatings. We also continued to win a sizable proportion of the MBE research opportunities, supported by our GENXplor R&D product. Our systems enable universities and research consortia to conduct advanced materials research. The diverse customer base represented by the Industrial & Scientific markets support ongoing demand for our products; however, sales can be highly variable quarter-to-quarter.

The mature Data Storage market is facing softening demand for personal computers in the near term and a shift from HDDs to solid state drives in the longer term. Accordingly, HDD industry customers are not expected to make significant investments in new capacity. This is consistent with recent experience that investments are being made to support technology buys on an “as-needed” basis. Orders are expected to continue to fluctuate quarter-to-quarter.

Results of Operations

Years Ended December 31, 2015 and 2014

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2015 and 2014 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	For the year ended December 31,				Change
	2015		2014		Period to Period
	(dollars in thousands)
Net sales	$477,038	100.0%	$392,873	100.0%	$84,165	21.4%
Cost of sales	299,797	62.8%	257,991	65.7%	41,806	16.2%
Gross profit	177,241	37.2%	134,882	34.3%	42,359	31.4%
Operating expenses, net:
Selling, general, and administrative	90,188	18.9%	89,760	22.8%	428	0.5%
Research and development	78,543	16.5%	81,171	20.7%	(2,628)	(3.2)%
Amortization	27,634	5.8%	13,146	3.3%	14,488	110.2%
Restructuring	4,679	1.0%	4,394	1.1%	285	6.5%
Asset impairment	126	0.0%	58,170	14.8%	(58,044)	*
Changes in contingent consideration	—	0.0%	(29,368)	(7.5)%	29,368	*
Other, net	(697)	(0.1)%	(3,182)	(0.8)%	2,485	78.1%
Total operating expenses, net	200,473	42.0%	214,091	54.5%	(13,618)	(6.4)%
Operating income (loss)	(23,232)	(4.9)%	(79,209)	(20.2)%	55,977	70.7%
Interest income, net	586	0.1%	855	0.2%	(269)	(31.5)%
Income (loss) before income taxes	(22,646)	(4.7)%	(78,354)	(19.9)%	55,708	71.1%
Income tax expense (benefit)	9,332	2.0%	(11,414)	(2.9)%	20,746	*
Net income (loss)	$(31,978)	(6.7)%	$(66,940)	(17.0)%	$34,962	52.2%

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	For the year ended December 31,				Change
	2015		2014		Period to Period
	(dollars in thousands)
Market Analysis
Lighting, Display & Power Electronics	$291,133	61.0%	$278,551	70.9%	$12,582	4.5%
Advanced Packaging, MEMS & RF	61,935	13.0%	11,449	2.9%	50,486	441.0%
Scientific & Industrial	64,297	13.5%	44,429	11.3%	19,868	44.7%
Data Storage	59,673	12.5%	58,444	14.9%	1,229	2.1%
Total Sales	$477,038	100.0%	$392,873	100.0%	$84,165	21.4%
Regional Analysis
United States	$86,627	18.2%	$44,060	11.2%	$42,567	96.6%
China	242,442	50.8%	159,063	40.5%	83,379	52.4%
EMEA	64,019	13.4%	35,644	9.1%	28,375	79.6%
Rest of World	83,950	17.6%	154,106	39.2%	(70,156)	(45.5)%
Total Sales	$477,038	100.0%	$392,873	100.0%	$84,165	21.4%

Total sales increased in 2015 from 2014 primarily due to an increase in the Advanced Packaging, MEMS & RF market which was primarily attributed to the PSP business acquired in December 2014. Sales increases were also realized in the other three markets. Pricing was not a significant driver of the change in total sales. By region, sales increased in China, EMEA, and the United States, partially offset by declines in Rest of World, principally in South Korea. We believe there will continue to be year-to-year variations in the geographic distribution of sales in the future.

Between 2015 and 2014, orders decreased $125.6 million, or 25%, to $384.4 million. The decrease is primarily attributable to a 57% decrease in orders in the Lighting, Display & Power Electronics as well as a 31% decrease in Data Storage. The pronounced decline in orders and the corresponding drawdown on backlog is driven by weakness in the LED market, which is due to lower demand for LED TV display backlighting and an economic slowdown in China. As a result, LED manufacturers delayed their MOCVD equipment investments, which impacted our full year orders in the Lighting, Display & Power Electronics market. The uncertainty around LED unit demand and the Chinese economy has reduced our ability to forecast near-term orders within the Lighting, Display & Power Electronics market. We also expect Data Storage demand to be weak as customers continue to only make select technology purchases.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. In 2015, the ratio was 0.8, a reduction compared to 2014, when it was 1.3. Our backlog at December 31, 2015 was $186.0 million, which was lower than the ending backlog at December 31, 2014 of $286.7 million. During the year ended December 31, 2015, we recorded backlog adjustments of approximately $7.7 million relating to orders that no longer met our bookings criteria. For certain sales arrangements, we require a deposit for a portion of the sales price prior to manufacturing a system for a customer. At December 31, 2015 and 2014, we had customer deposits of $28.2 million and $73.0 million, respectively.

Gross Profit

Gross margins increased from the prior year primarily due to our acquisition of PSP in 2015, which contributed to an increase in sales volume and an improved product mix, as well as negatively impacting 2014 gross margin for an inventory fair value step-up that was recorded in connection with the purchase accounting. Products sold into our Scientific & Industrial markets improved margins as well. Finally, $4.6 million of customer deposits were forfeited and recognized into revenue and gross profit in 2015, favorably impacting gross margin.

Selling, general, and administrative

Selling, general, and administrative expenses remained relatively consistent in 2015 as compared to 2014. Increases related to a full year of expenses associated with our PSP business which was acquired in December of 2014 were offset by decreases in third party professional fees and personnel related expenses.

Research and development

We focus our research and development on areas we anticipate to be high-growth. Research and development expenses decreased due to reductions in personnel-related expenses largely related to the 2015 restructuring, which included closing the Hyeongok-ri, South Korea facility and reducing the workforce, including 23 employees whose positions were eliminated. We also continue to selectively fund product development activities, which has resulted in reductions in spending for project materials, and, in 2015, we received a small amount of research and development funding from a collaborative arrangement. These reductions were partially offset by an increase in spending as a result of a full year of expenses associated with our PSP business.

Amortization expense

The increase in amortization expense is related to the $79.8 million in amortizable intangible assets acquired as part of our acquisition of PSP in December 2014.

Restructuring expense

In 2015, we announced the closing of our Hyeongok-ri, South Korea facility and reduced the workforce, including 23 employees whose positions were eliminated, resulting in additional restructuring costs. And in an effort to better align our cost structure with the recently observed weakness in the LED market, we reduced spending primarily through the reduction of 16 employees and 12 temporary staff toward the end of 2015. During 2014, we announced the closing of our Ft. Collins, Colorado and Camarillo, California facilities. Business activities formally conducted at these sites have been transferred to our Plainview, New York facility.

Asset impairment

Limited asset impairment charges were observed in 2015. During 2014, based on a combination of factors, including our determination that incumbent deposition technology for flexible OLED display encapsulation had progressed to satisfy current market requirements, we believed that there were sufficient indicators that required an interim asset impairment analysis on our Atomic Layer Deposition (“ALD”) business. As a result of our analysis, we recorded non-cash impairment charges of $28.0 million related to goodwill and $25.9 million related to other long-lived assets, including $17.4 million related to customer relationships, $4.8 million related to in-process research and development, and $3.6 million related to certain tangible assets. In addition, during 2014, we recognized $4.3 million of asset impairments on tangible assets held for sale, including certain lab tools and a vacant building and land.

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

Income Taxes

The 2015 income tax expense is comprised of two components: (i) $1.8 million related primarily to U.S. tax amortization of the Company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets and related valuation allowance and state and local income taxes and (ii) $7.5 million in tax expense relating to our profitable foreign operations. The 2014 income tax benefit included $13.4 million in tax benefits relating to our domestic operations offset by $2.0 million in tax expense relating to our foreign operations. Our 2015 effective tax rate is different than the statutory rate primarily due to our inability to recognize our U.S. deferred tax assets on a more-likely-than-not basis with respect to current year pre-tax U.S. operating losses. Our 2014 effective tax rate is lower than the statutory rate primarily related to a $4.9 million tax benefit associated with our successful negotiation of an incentive tax rate in one of our foreign subsidiaries, a $2.3 million reversal of uncertain tax positions as a result of concluding the 2010 IRS examination, and the recognition of only a portion of our U.S. deferred tax assets on a more-likely-than-not basis with respect to current year pre-tax operating losses. We maintain a valuation allowance on our U.S. deferred tax assets.

Years Ended December 31, 2014 and 2013

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2014 and 2013 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	For the year ended December 31,				Change
	2014		2013		Period to Period
	(dollars in thousands)
Net sales	$392,873	100.0%	$331,749	100.0%	$61,124	18.4%
Cost of sales	257,991	65.7%	228,607	68.9%	29,384	12.9%
Gross profit	134,882	34.3%	103,142	31.1%	31,740	30.8%
Operating expenses, net:
Selling, general, and administrative	89,760	22.8%	85,486	25.8%	4,274	5.0%
Research and development	81,171	20.7%	81,424	24.5%	(253)	(0.3)%
Amortization	13,146	3.3%	5,527	1.7%	7,619	137.9%
Restructuring	4,394	1.1%	1,485	0.4%	2,909	195.9%
Asset impairment	58,170	14.8%	1,220	0.4%	56,950	*
Changes in contingent consideration	(29,368)	(7.5)%	829	0.2%	(30,197)	*
Other, net	(3,182)	(0.8)%	(1,017)	(0.3)%	(2,165)	212.9%
Total operating expenses, net	214,091	54.5%	174,954	52.7%	39,137	22.4%
Operating income (loss)	(79,209)	(20.2)%	(71,812)	(21.6)%	(7,397)	10.3%
Interest income (expense), net	855	0.2%	602	0.2%	253	42.0%
Income (loss) before income taxes	(78,354)	(19.9)%	(71,210)	(21.5)%	(7,144)	10.0%
Income tax provision (benefit)	(11,414)	(2.9)%	(28,947)	(8.7)%	17,533	(60.6)%
Income (loss) from continuing operations	$(66,940)	(17.0)%	$(42,263)	(12.7)%	$(24,677)	58.4%
* Not Meaningful

Net Sales

The following is an analysis of sales by market and by region:

	For the year ended December 31,				Change
	2014		2013		Period to Period
	(dollars in thousands)
Market Analysis
Lighting, Display & Power Electronics	$278,551	70.9%	$216,852	65.4%	$61,699	28.5%
Advanced Packaging, MEMS & RF	11,449	2.9%	12,804	3.9%	(1,355)	(10.6)%
Scientific & Industrial	44,429	11.3%	49,170	14.8%	(4,741)	(9.6)%
Data Storage	58,444	14.9%	52,923	15.9%	5,521	10.4%
Total Sales	$392,873	100.0%	$331,749	100.0%	$61,124	18.4%
Regional Analysis
United States	$44,060	11.2%	$57,609	17.4%	$(13,549)	(23.5)%
China	159,063	40.5%	149,050	44.9%	10,013	6.7%
EMEA	35,644	9.1%	21,941	6.6%	13,703	62.5%
Rest of World	154,106	39.2%	103,149	31.1%	50,957	49.4%
Total Sales	$392,873	100.0%	$331,749	100.0%	$61,124	18.4%

Total sales increased in 2014 from 2013 primarily due to an increase in the volume of MOCVD systems, largely due to customers increasing their manufacturing capacity. Pricing was not a significant driver of the change in total sales. Total sales also increased as a result of our acquisition of PSP, which contributed $7.9 million to 2014 results. The increase in sales was partially offset by a decline in volume of our systems sold to data storage customers, primarily due to our customers’ unwillingness to make technology investments given the overcapacity in the HDD industry. By region, sales decreased in the United States in 2014 primarily due to a decrease in purchases by our data storage customers. In China and Rest of World, sales increased as a result of MOCVD sales growth. In EMEA, sales increased as a result of growth in both MOCVD and ion beam and other Data Storage system sales. We believe there will continue to be year-to-year variations in the geographic distribution of sales in the future.

Between 2014 and 2013, total orders increased $178.8 million, or 54%, to $510.0 million. The increase is primarily attributable to a 74% increase in orders of our MOCVD systems largely as customers in China, Europe, and South Korea begin to add manufacturing capacity. Ion beam and other Data Storage orders increased 5% between 2014 and 2013, but given the slow growth and overcapacity in the HDD industry, we expect demand to be weak as customers continue to only make select technology purchases.

In 2014, the book-to-bill ratio was 1.3, an improvement over 2013, when it was 1.0. Our backlog at December 31, 2014 was $286.7 million, which was higher than the ending backlog at December 31, 2013 of $143.3 million. At December 31, 2014, $23.4 million of the backlog was from our acquisition of PSP. During the year ended December 31, 2014 we recorded backlog adjustments of approximately $1.6 million relating to orders that no longer met our bookings criteria. For certain sales arrangements we require a deposit for a portion of the sales price prior to manufacturing a system for a customer. At December 31, 2014 and 2013, we had customer deposits of $73.0 million and $27.5 million, respectively.

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

Restructuring expense

During 2014, we announced the closing of our Ft. Collins, Colorado and Camarillo, California facilities. Business activities formally conducted at these sites have been transferred to our Plainview, New York facility. In addition, we responded to the challenging business environment we were facing, particularly for sales to customers in the data storage industry, and reduced headcount by approximately 90 employees. As a result of these actions, we recorded $4.4 million in personnel severance and related costs and facility closing costs.

During 2013, we recorded $1.5 million in personnel severance and related costs principally resulting from the transition from a direct sales presence in Japan to a distributor model and the consolidation of certain sales and administrative functions.

Asset impairment

During 2014, based on a combination of factors, including our determination that incumbent deposition technology for flexible OLED display encapsulation had progressed to satisfy current market requirements, we believed that there were sufficient indicators that required an interim asset impairment analysis on our ALD business. As a result of our analysis, we recorded non-cash impairment charges of $28.0 million related to goodwill and $25.9 million related to other long-lived assets, including $17.4 million related to customer relationships, $4.8 million related to in-process research and development, and $3.6 million related to certain tangible assets. In addition, during 2014, we recognized $4.3 million of asset impairments on tangible assets held for sale, including certain lab tools and a vacant building and land. During 2013, we recognized asset impairment charges of $1.2 million on tangible assets held for sale, including certain lab tools.

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

Income Taxes

The 2014 net benefit for income taxes included a $13.4 million tax benefit relating to our domestic operations offset by a $2.0 million tax expense relating to our foreign operations. The 2013 net benefit for income taxes included a $32.4 million benefit relating to our domestic operations offset by a $3.5 million expense relating to our foreign operations. Our 2014 effective tax rate is lower than the statutory rate primarily related to a $4.9 million tax benefit associated with our successful negotiation of an incentive tax rate in one of our foreign subsidiaries, a $2.3 million reversal of uncertain tax positions as a result of concluding the 2010 IRS examination, and the recognition of only a portion of our U.S. deferred tax assets on a more-likely-than-not basis with respect to current year pre-tax operating losses. We maintain a valuation allowance on our U.S. deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents, short-term investments, and restricted cash are as follows:

	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$269,232	$270,811
Short-term investments	116,050	120,572
Restricted cash	—	539
Total	$385,282	$391,922

A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At December 31, 2015 and 2014, cash and cash equivalents of $135.3 million and $220.5 million, respectively, were held outside the United States. In order to fund continued international growth, it is our current intention to permanently reinvest the cash and cash equivalent balances held in Singapore, China, Taiwan, South Korea, Malaysia and Netherlands, and our current forecasts do not require repatriation of these funds back to the United States. At December 31, 2015, we had $109.6 million in cash held outside the United States on which we may have to pay significant U.S. income taxes to repatriate. Additionally, local government regulations may restrict our ability to move cash balances under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months.

At December 31, 2015 and 2014, all of our short-term investments were held in the United States. At December 31, 2014, the restricted cash was located in Germany to serve as collateral for bank guarantees that provided financial assurance that we would fulfill certain customer or lease obligations. This cash was held in custody by the issuing bank and was restricted as to withdrawal or use while the related bank guarantees were outstanding.

A summary of the cash flow activity for the year ended December 31, 2015 and 2014 is as follows:

Cash Flows from Operating Activities

	For the year ended December 31,
	2015	2014
	(in thousands)
Net income (loss)	$(31,978)	$(66,940)
Non-cash items:
Depreciation and amortization	39,850	24,573
Deferred income taxes	2,648	(11,330)
Share-based compensation expense	17,986	18,813
Asset impairment	126	58,170
Change in contingent consideration	—	(29,368)
Other	(1,218)	(6,505)
Changes in operating assets and liabilities	(11,625)	54,656
Net cash provided by operating activities	$15,789	$42,069

Net cash provided by operating activities was $15.8 million in 2015 and was due to the net loss of $32.0 million plus adjustments for non-cash items of $59.4 million, offset by a decline in cash flow from operating activities due to changes in operating assets and liabilities of $11.6 million. The changes in operating assets and liabilities was largely attributable to an increase in inventory and a decrease in customer deposits and deferred revenue, offset by a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

Net cash provided by operations was $42.1 million in 2014 and was due to the net loss of $66.9 million, adjustments for non-cash items of $54.3 million, and an increase in cash flow from operating activities due to changes in operating assets and liabilities of $54.7 million. The changes in operating assets and liabilities was largely attributable to an increase in customer deposits and deferred revenue and income taxes payable, net, offset by an increase in accounts receivable.

Cash Flows from Investing Activities

	For the year ended December 31,
	2015	2014
	(in thousands)
Acquisitions of businesses, net of cash acquired	$(68)	$(144,069)
Capital expenditures	(13,887)	(15,588)
Changes in investments, net	4,403	160,539
Proceeds from sale of lab tools	3,068	9,259
Other	(594)	(2,038)
Net cash provided by (used in) investing activities	$(7,078)	$8,103

The cash used by investing activities in 2015 was primarily attributable to capital expenditures, partially offset by net sales of marketable securities and sales of lab tools. The cash provided by investing activities in 2014 was primarily attributable to net sales of marketable securities and sales of lab tools, partially offset by our purchase of PSP, net of cash acquired, and other capital expenditures. Refer to Note 5, “Business Combinations” for additional information on the acquisition of PSP.

Cash Flows from Financing Activities

	For the year ended December 31,
	2015	2014
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(982)	$9,981
Purchases of common stock	(8,907)	—
Repayments of long-term debt	(314)	(290)
Net cash provided by (used in) financing activities	$(10,203)	$9,691

The cash used in financing activities for 2015 was primarily related to the share repurchase program which commenced in November 2015. During 2014, cash provided by financing activities was primarily attributable to net cash received from settlement of equity awards related to employee share-based compensation programs.

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

The following table summarizes our contractual arrangements at December 31, 2015 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods. The effect of unrecognized tax benefits, which total $5.3 million at December 31, 2015, have been excluded from the table since we are unable to reasonably estimate the period of potential cash settlement, if any, with the respective tax authorities.

	Payments due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt	$1,533	$340	$766	$427	$—
Interest on debt	259	109	132	18	—
Operating leases	8,074	2,154	2,688	1,063	2,169
Bank guarantees	2,925	2,925	—	—	—
Purchase commitments(1)	92,694	92,694	—	—	—
Total	$105,485	$98,222	$3,586	$1,508	$2,169

(1)         Purchase commitments are primarily for inventory used in manufacturing our products. We generally do not enter  into purchase commitments extending beyond one year. We have $14.6 million of offsetting supplier deposits against these purchase commitments as of December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources other than operating leases, bank guarantees, and purchase commitments disclosed in the preceding “Contractual Obligations and Commitments” table.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Each quarter we assess the valuation and recoverability of all inventories: materials (raw materials, spare parts, and service inventory); work-in-process; and finished goods. Obsolete inventory or inventory in excess of our estimated usage requirements is written down to its estimated net realizable value if less than cost. We evaluate usage requirements by analyzing historical and anticipated demand, and anticipated demand is estimated based upon current economic conditions, utilization requirements related to current backlog, current sales trends, and other qualitative factors. Unanticipated changes in demand for our products may require a write down of inventory that could materially affect our operating results.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment at least annually in the fourth quarter of our fiscal year. We may first perform a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount, and, if so, we then apply the two-step impairment test. The two-step impairment test first compares the fair value of our reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and we are not required to perform further testing. If the carrying amount of the reporting unit exceeds its fair value, we determine the implied fair value of the goodwill and if the carrying amount of the goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We determine the fair value of our reporting unit based on a reconciliation of the aggregate fair value of our reporting unit to our adjusted market capitalization. The adjusted market capitalization is calculated by multiplying the average share price of our common stock for the last ten trading days prior to the measurement date by the number of outstanding common shares and adding a control premium.

The carrying values of identifiable intangible assets are reviewed for recoverability on a quarterly basis. The facts and circumstances considered include the recoverability of the cost of other intangible assets from future cash flows to be derived from the use of the asset. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment.

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

Income Taxes

We estimate our income taxes in each of the jurisdictions in which we operate. Deferred income taxes reflect the net tax effect of temporary differences between the asset and liability balances recognized for financial reporting purposes and the balances used for income tax purposes, as well as the tax effect of carry forwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income.

We recognize the effect of income tax positions for only those positions which are estimated to more likely than not be sustained if challenged. We reflect changes in recognition or measurement in the period in which our change in judgment occurs. We record interest and penalties related to uncertain tax positions in income tax expense.

We early adopted Accounting Standards Update (“ASU”) No. 2015-17: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in our consolidated balance sheet. In accordance with the ASU’s transition requirements, we chose to apply the amendments in the update prospectively beginning with our 2015 fiscal year. As such, prior periods have not been retrospectively adjusted. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, as since amended by ASU 2015-14: Revenue from Contracts with Customers (the “Update”). The Update requires our revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Update outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt the Update for reporting periods beginning after December 15, 2017. The ASU provides for different transition alternatives. We are evaluating the impact of adopting the Update on our consolidated financial statements and related financial statement disclosures and have not yet determined which method of adoption will be selected.

We have evaluated other pronouncements recently issued but not yet adopted, and we do not believe the adoption of these pronouncements will have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $116.1 million at December 31, 2015. These securities are subject to interest rate risk and, based on our investment portfolio at December 31, 2015, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.3 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

In the past, we have managed our risks and exposures to currency exchange rates through the use of derivative financial instruments (e.g., forward contracts). We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes. We did not enter into any derivative transactions in 2015. During 2014 we did not designate our foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives were recorded in our Consolidated Balance Sheets at fair value and changes in fair value from these contracts were recorded in “Other, net” in our Consolidated Statements of Operations.

Our net sales to customers located outside of the United States represented approximately 82%, 89%, and 83% of our total net sales in 2015, 2014, and 2013, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our net sales denominated in currencies other than the U.S. dollar represented approximately 2%, 8%, and 4%, of total net sales in 2015, 2014, and 2013, respectively.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of December 31, 2015. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Our principal executive and financial officers are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed and put into effect to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Using the criteria established in the Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Management has evaluated, assessed, and concluded that internal control over financial reporting is effective as of December 31, 2015.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Veeco Instruments Inc.:

We have audited Veeco Instrument Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Veeco Instrument Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Veeco Instruments Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Veeco Instrument’s Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 25, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item that will appear under the heading “Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item that will appear under the heading “Proposal 6 — Ratification of Appointment of KPMG” in the definitive proxy statement to be filed with the SEC relating to our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Securities Purchase Agreement, dated December 4, 2014, by and among Solid State Equipment Holdings LLC, certain securityholders thereof, Veeco Instruments Inc. and certain other parties thereto.	10-K	2.1	2/24/2015
2.2	Agreement and Plan of Merger, dated September 18, 2013, by and among Veeco, Veeco Wyoming Inc., Synos Technology, Inc., certain stockholders of Synos Technology, Inc., and Shareholder Representative Services LLC.	10-K	2.1	2/28/2014
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	10-Q	3.1	8/14/1997
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	10-K	3.2	3/14/2001
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	10-Q	3.1	8/14/2000
3.4	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002.	10-Q	3.1	10/26/2009
3.5	Amendment to Certificate of Incorporation of Veeco dated May 14, 2010.	10-K	3.8	2/24/2011
3.6	Fourth Amended and Restated Bylaws of Veeco, effective October 23, 2008.	8-K	3.1	10/27/2008
3.7	Amendment No. 1 to the Fourth Amended and Restated Bylaws of Veeco effective May 20, 2010.	8-K	3.1	5/26/2010
3.8	Amendment No. 2 to the Fourth Amended and Restated Bylaws of Veeco effective October 20, 2011.	8-K	3.1	10/24/2011
3.9	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	10-Q	3.1	5/9/2001
10.1	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	10-Q	10.2	11/14/2001
10.2	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	10-Q	10.3	11/14/2001
10.3	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	10-Q	10.2	8/14/2002
10.4*	Veeco Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	10-Q	10.4	8/4/2006
10.5*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Amended and Restated 2000 Stock Incentive Plan.	10-Q	10.1	8/7/2007

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.6*	Amendment No. 2 dated January 22, 2009 to Veeco Amended and Restated 2000 Stock Incentive Plan.	10-K	10.41	3/2/2009
10.7*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective May 14, 2010.	Def 14A	Appendix A	11/4/2013
10.8*	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2015.	10-Q	10.1	8/3/2015
10.9*	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013.	10-Q	10.1	11/4/2013
10.10*	Form of 2013 Inducement Stock Incentive Plan Stock Option Agreement.	10-Q	10.2	11/4/2013
10.11*	Form of 2013 Inducement Stock Incentive Plan Restricted Stock Unit Agreement.	10-Q	10.3	11/4/2013
10.12*	Form of Indemnification Agreement entered into between Veeco and each of its directors and executive officers.	8-K	10.1	10/23/2006
10.13*	Veeco Amended and Restated Senior Executive Change in Control Policy, effective as of January 1, 2014.	10-K	10.22	2/28/2014
10.14*	Employment Agreement effective as of July 1, 2007 between Veeco and John R. Peeler.	10-Q	10.3	8/7/2007
10.15*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John R. Peeler.	10-K	10.38	3/2/2009
10.16*	Second Amendment effective June 11, 2010 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.1	7/29/2010
10.17*	Third Amendment effective April 27, 2012 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.2	5/9/2012
10.18*	Amendment dated June 12, 2014 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.3	7/31/2014
10.19*	Letter Agreement dated April 8, 2014 between Veeco and Shubham Maheshwari.	10-Q	10.1	7/31/2014
10.20*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller.	10-K	10.3	2/22/2012
10.21*	Letter dated December 22, 2015 from Veeco to Dr. William J. Miller.				X
10.22*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	10-K	10.38	3/12/2004
10.23*	Amendment effective June 9, 2006 to Letter Agreement between Veeco and John P. Kiernan.	10-Q	10.3	8/4/2006
10.24*	Amendment effective December 31, 2008 to Letter Agreement between Veeco and John P. Kiernan.	10-K	10.40	3/2/2009
10.25*	Letter Agreement effective as of June 19, 2009 between Veeco and John P. Kiernan.	10-Q	10.2	7/30/2009
16.1	Letter to the Securities and Exchange Commission from Ernst & Young LLP, dated March 19, 2015.	8-K	16.1	3/19/2015
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of KPMG LLP.				X
23.2	Consent of Ernst & Young LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
101.INS	XBRL Instance.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**

*   Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2016.

Signature	Title

/s/ JOHN R. PEELER	Chairman and Chief Executive Officer
John R. Peeler	(principal executive officer)

/s/ SHUBHAM MAHESHWARI	Executive Vice President and Chief Financial Officer
Shubham Maheshwari	(principal financial officer)

Senior Vice President, Finance, Chief Accounting Officer,
/s/ JOHN P. KIERNAN	Corporate Controller and Treasurer
John P. Kiernan	(principal accounting officer)

/s/ EDWARD H. BRAUN	Director
Edward H. Braun

/s/ RICHARD A. D’AMORE	Director
Richard A. D’Amore

/s/ GORDON HUNTER	Director
Gordon Hunter

/s/ KEITH D. JACKSON	Director
Keith D. Jackson

/s/ ROGER D. MCDANIEL	Director
Roger D. McDaniel

/s/ PETER J. SIMONE	Director
Peter J. Simone

/s/ SUSAN WANG	Director
Susan Wang

Veeco Instruments Inc. and Subsidiaries

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Veeco Instruments Inc.:

We have audited the accompanying consolidated balance sheet of Veeco Instruments Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veeco Instruments Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Veeco Instrument Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Veeco Instruments Inc.

We have audited the accompanying consolidated balance sheet of Veeco Instruments Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veeco Instruments Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Jericho, New York
February 24, 2015

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$269,232	$270,811
Short-term investments	116,050	120,572
Restricted cash	—	539
Accounts receivable, net	49,524	60,085
Inventories	77,469	61,471
Deferred cost of sales	2,100	5,076
Prepaid expenses and other current assets	22,760	23,132
Assets held for sale	5,000	6,000
Deferred income taxes	—	7,976
Total current assets	542,135	555,662
Property, plant and equipment, net	79,590	78,752
Intangible assets, net	131,674	159,308
Goodwill	114,908	114,959
Deferred income taxes	1,384	1,180
Other assets	21,098	19,594
Total assets	$890,789	$929,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,074	$18,111
Accrued expenses and other current liabilities	49,393	48,418
Customer deposits and deferred revenue	76,216	96,004
Income taxes payable	6,208	5,441
Deferred income taxes	—	120
Current portion of long-term debt	340	314
Total current liabilities	162,231	168,408
Deferred income taxes	11,211	16,397
Long-term debt	1,193	1,533
Other liabilities	1,539	4,185
Total liabilities	176,174	190,523
Stockholders’ equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 40,995,694 shares issued and 40,526,902 shares outstanding at December 31, 2015; and 40,360,069 shares issued and outstanding at December 31, 2014	410	404
Additional paid-in capital	767,137	750,139
Accumulated deficit	(45,058)	(13,080)
Accumulated other comprehensive income	1,348	1,469
Treasury stock, at cost, 468,792 shares at December 31, 2015	(9,222)	—
Total stockholders’ equity	714,615	738,932
Total liabilities and stockholders’ equity	$890,789	$929,455

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31,
	2015	2014	2013
Net sales	$477,038	$392,873	$331,749
Cost of sales	299,797	257,991	228,607
Gross profit	177,241	134,882	103,142
Operating expenses, net:
Selling, general, and administrative	90,188	89,760	85,486
Research and development	78,543	81,171	81,424
Amortization of intangible assets	27,634	13,146	5,527
Restructuring	4,679	4,394	1,485
Asset impairment	126	58,170	1,220
Changes in contingent consideration	—	(29,368)	829
Other, net	(697)	(3,182)	(1,017)
Total operating expenses, net	200,473	214,091	174,954
Operating income (loss)	(23,232)	(79,209)	(71,812)
Interest income	1,050	1,570	1,200
Interest expense	(464)	(715)	(598)
Income (loss) before income taxes	(22,646)	(78,354)	(71,210)
Income tax expense (benefit)	9,332	(11,414)	(28,947)
Net income (loss)	$(31,978)	$(66,940)	$(42,263)

Income (loss) per common share:
Basic	$(0.80)	$(1.70)	$(1.09)
Diluted	$(0.80)	$(1.70)	$(1.09)

Weighted average number of shares:
Basic	39,742	39,350	38,807
Diluted	39,742	39,350	38,807

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Net income (loss)	$(31,978)	$(66,940)	$(42,263)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities	(49)	51	34
Benefit (expense) for income taxes	—	—	11
Reclassifications from AOCI into net income	—	(65)	(61)
Net unrealized loss on available-for-sale securities	(49)	(14)	(16)

Minimum pension liability	15	(145)	125
Benefit (expense) for income taxes	—	—	(86)
Net minimum pension liability	15	(145)	39

Foreign currency translation	(87)	149	(1,322)
Benefit (expense) for income taxes	—	—	(53)
Reclassifications from AOCI into net income	—	(3,142)	—
Net foreign currency translation	(87)	(2,993)	(1,375)

Other comprehensive income (loss), net of tax	(121)	(3,152)	(1,352)
Comprehensive income (loss)	$(32,099)	$(70,092)	$(43,615)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

						Retained	Accumulated
					Additional	Earnings	Other
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Total
Balance at December 31, 2012	39,328	$393	—	$—	$708,723	$96,123	$5,973	$811,212
Net loss	—	—	—	—	—	(42,263)	—	(42,263)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,352)	(1,352)
Share-based compensation expense	—	—	—	—	13,130	—	—	13,130
Net issuance under employee stock plans	338	4	—	—	(501)	—	—	(497)
Balance at December 31, 2013	39,666	397	—	—	721,352	53,860	4,621	780,230
Net loss	—	—	—	—	—	(66,940)	—	(66,940)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,152)	(3,152)
Share-based compensation expense	—	—	—	—	18,813	—	—	18,813
Net issuance under employee stock plans	694	7	—	—	9,974	—	—	9,981
Balance at December 31, 2014	40,360	404	—	—	750,139	(13,080)	1,469	738,932
Net loss	—	—	—	—	—	(31,978)	—	(31,978)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(121)	(121)
Share-based compensation expense	—	—	—	—	17,986	—	—	17,986
Net issuance under employee stock plans	636	6	—	—	(988)	—	—	(982)
Purchases of common stock	—	—	469	(9,222)	—	—	—	(9,222)
Balance at December 31, 2015	40,996	$410	469	$(9,222)	$767,137	$(45,058)	$1,348	$714,615

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(31,978)	$(66,940)	$(42,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,850	24,573	18,425
Deferred income taxes	2,648	(11,330)	(12,264)
Share-based compensation expense	17,986	18,813	13,130
Provision (recovery) for bad debts	43	(1,814)	1,946
Asset impairment	126	58,170	1,220
Gain on sale of lab tools	(1,261)	(1,549)	(767)
Gain on cumulative translation adjustment	—	(3,142)	—
Change in contingent consideration	—	(29,368)	829
Changes in operating assets and liabilities:
Accounts receivable	10,715	(25,390)	36,898
Inventory and deferred cost of sales	(12,312)	6,513	2,753
Prepaid expenses and other current assets	(39)	(2,245)	842
Accounts payable and accrued expenses	9,470	(5,534)	7,542
Customer deposits and deferred revenue	(20,738)	55,536	(17,329)
Income taxes receivable and payable, net	759	20,279	(12,734)
Other, net	520	5,497	2,499
Net cash provided by operating activities	15,789	42,069	727

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(68)	(144,069)	(71,488)
Capital expenditures	(13,887)	(15,588)	(9,174)
Proceeds from the liquidation of investments	88,647	318,276	499,645
Payments for purchases of investments	(84,244)	(157,737)	(589,099)
Payment for purchase of cost method investment	(1,594)	(2,388)	(2,391)
Proceeds from sale of lab tools	3,068	9,259	4,440
Other	1,000	350	11
Net cash provided by (used in) investing activities	(7,078)	8,103	(168,056)

Cash Flows from Financing Activities
Proceeds from stock option exercises	2,233	12,056	2,199
Restricted stock tax withholdings	(3,215)	(2,075)	(2,696)
Contingent consideration payments	—	—	(5,000)
Purchases of common stock	(8,907)	—	—
Repayments of long-term debt	(314)	(290)	(269)
Net cash provided by (used in) financing activities	(10,203)	9,691	(5,766)

Effect of exchange rate changes on cash and cash equivalents	(87)	149	(663)
Net increase (decrease) in cash and cash equivalents	(1,579)	60,012	(173,758)
Cash and cash equivalents - beginning of period	270,811	210,799	384,557
Cash and cash equivalents - end of period	$269,232	$270,811	$210,799

Supplemental Disclosure of Cash Flow Information
Interest paid	$485	$159	$357
Income taxes paid	7,091	3,320	8,001

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies

(a) Description of Business

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” or the “Company”) operates in a single segment: the design, development, manufacture, and support of thin film process equipment primarily sold to make electronic devices including light emitting diodes (“LEDs”), power electronics, wireless devices, hard disk drives, and semiconductors.

(b) Basis of Presentation

The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (GAAP). The Company reports interim quarters on a 13-week basis ending on the last Sunday of each period, which is determined at the start of each year. The Company’s fourth quarter always ends on the last day of the calendar year, December 31. During 2015 the interim quarters ended on March 29, June 28 and September 27, and during 2014 the interim quarters ended on March 30, June 29 and September 28. The Company reports these interim quarters as March 31, June 30, and September 30 in its interim consolidated financial statements.

(c) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results. Significant items subject to such estimates and assumptions include: (i) the best estimate of selling price for the Company’s products and services; (ii) allowances for doubtful accounts; (iii) inventory obsolescence; (iv) the useful lives and expected future cash flows of property, plant, and equipment and identifiable intangible assets; (v) the fair value of the Company’s reporting unit and related goodwill; (vi) the fair value, less cost to sell, of assets held for sale; (vii) investment valuations and the valuation of derivatives, deferred tax assets, and assets acquired in business combinations; (viii) the recoverability of long-lived assets; (ix) liabilities for product warranty and legal contingencies; (x) share-based compensation; and (xi) income tax uncertainties. Actual results could differ from those estimates.

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

Contracts with customers frequently contain multiple deliverables, such as systems, upgrades, components, spare parts, maintenance, and service plans. Judgment is required to properly identify the accounting units of the multiple-element arrangements and to determine how the revenue should be allocated among the accounting units. The Company also evaluates whether multiple transactions with the same customer or related parties should be considered part of a single, multiple-element arrangement based on an assessment of whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of one another. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria have been met in order to recognize revenue in the appropriate accounting period.

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

The Company considers many facts when evaluating each of its sales arrangements to determine the timing of revenue recognition including its contractual obligations, the customer’s creditworthiness, and the nature of the customer’s post-delivery acceptance provisions. The Company’s system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For the majority of the arrangements, a customer source inspection of the system is performed in the Company’s facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that are performed at the customer’s site prior to final acceptance of the system. When the Company objectively demonstrates that the criteria specified in the contractual acceptance provisions are achieved prior to delivery, revenue is recognized upon system delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where the Company cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In many cases the Company’s products are sold with a billing retention, typically 10% of the sales price, which is payable by the customer when field acceptance provisions are completed. The amount of revenue recognized upon delivery of a system or upgrade, if any, is limited to the lower of i) the amount billed that is not contingent upon acceptance provisions or ii) the value of the arrangement consideration allocated to the delivered elements, if such sale is part of a multiple-element arrangement.

The Company’s contractual terms with customers in Japan generally specify that title and risk and rewards of ownership transfer upon customer acceptance. As a result, for customers in Japan, revenue is recognized upon the receipt of written customer acceptance. A distributor is used for almost all sales to customers in Japan. Title passes to the distributor upon shipment; however, due to customary local business practices, the risk and rewards of ownership of the system transfers to the end-customers upon their acceptance. As such, the Company recognizes revenue upon receipt of written acceptance from the end customer.

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

(h) Shipping and Handling Costs

Shipping and handling costs are expenses incurred to move, package, and prepare the Company’s products for shipment and to move the products to a customer’s designated location. These costs are generally comprised of payments to third-party shippers. Shipping and handling costs are included in “Cost of sales” in the Consolidated Statements of Operations.

(i) Research and Development Costs

Research and development costs are expensed as incurred and include charges for the development of new technology and the transition of existing technology into new products or services.

(j) Advertising Expense

The cost of advertising is expensed as incurred and totaled $0.9 million, $0.6 million, and $0.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(k) Accounting for Share-Based Compensation

Share-based awards exchanged for employee services are accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award. The expense for awards expected to vest is recognized over the employee’s requisite service period (generally the vesting period of the award).

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected option term, and risk-free interest rates. See Note 15, “Stock Plans,” for additional information.

In addition to stock options, restricted share awards (“RSAs”) and restricted stock units (“RSUs”) with time-based vesting, the Company issues performance share units and awards (“PSUs” and “PSAs”). Compensation cost for PSUs and PSAs is recognized over the requisite service period based on the timing and expected level of achievement of the performance targets. A change in the assessment of the probability of a performance condition being met is recognized in the period of the change in estimate. At the conclusion of the performance period, the number of shares granted may vary based on the level of achievement of the performance targets.

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to uncertain tax positions in income tax expense. See Note 17, “Income Taxes,” for additional information.

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

The Company maintains an allowance reserve for potentially uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount reasonably expected to be collected. The Company also provides allowances based on its write-off history. The allowance for doubtful accounts totaled $0.2 million and $0.7 million at December 31, 2015 and 2014, respectively.

To further mitigate the Company’s exposure to uncollectable accounts, the Company may request certain customers provide a negotiable irrevocable letter of credit drawn on a reputable financial institution. These irrevocable letters of credit are typically issued to mature between zero and 90 days from the date the documentation requirements are met, typically when a system ships or upon receipt of final acceptance from the customer. The Company, at its discretion, may monetize these letters of credit on a non-recourse basis after they become negotiable, but before maturity. The fees

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

associated with the monetization are included in “Selling, general, and administrative” in the Consolidated Statements of Operations and were insignificant for the years ended December 31, 2015, 2014, and 2013.

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

(o) Cash, Cash Equivalents, and Short-Term Investments

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market accounts, U.S. treasuries, government agency securities, and corporate debt. Investments that are classified as cash equivalents are carried at cost, which approximates fair value. At December 31, 2015 the Company’s cash and cash equivalents include $18.0 million of cash equivalents. There were no cash equivalents at December 31, 2014.

A portion of the Company’s cash and cash equivalents is held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. Approximately 50% and 81% of cash and cash equivalents were maintained outside the United States at December 31, 2015 and 2014, respectively.

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

(p) Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company reviews and sets standard costs on a periodic basis at current manufacturing costs in order to approximate actual costs. The Company assesses the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods, and spare parts, each quarter. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. Estimates of net realizable value include, but are not limited to, management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence, general market conditions, possible alternative uses, and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. Inventory acquired as part of a business combination is recorded at fair value on the date of acquisition. See Note 5, “Business Combinations,” for additional information.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

amount of IPR&D is amortized over the asset’s estimated useful life. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred in “Selling, General, and Administrative” in the Consolidated Statements of Operations. See Note 5, “Business Combinations,” for additional information.

(r) Goodwill and Indefinite-Lived Intangibles

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is measured as the excess of the consideration transferred over the net of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed. Intangible assets with indefinite useful lives are measured at their respective fair values on the acquisition date. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, the associated assets would be deemed long-lived and would then be amortized based on their respective estimated useful lives at that point in time. Goodwill and indefinite-lived intangibles are not amortized into results of operations but instead are evaluated for impairment. The Company performs the evaluation in the fourth quarter of each year or more frequently if impairment indicators arise.

The Company may first perform a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount, and, if so, the Company then applies the two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying amount. If the fair value exceeds the carrying amount, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying amount exceeds fair value, the Company determines the implied fair value of the goodwill and, if the carrying amount of the goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.

The Company determines the fair value of its reporting unit based on a reconciliation of the aggregate fair value of the reporting unit to the Company’s adjusted market capitalization. The adjusted market capitalization is calculated by multiplying the average share price of the Company’s common stock for the last ten trading days prior to the measurement date by the number of outstanding common shares and adding a control premium.

(s) Long-Lived Assets and Cost Method Investment

Long-lived intangible assets consist of purchased technology, customer-related intangible assets, patents, trademarks, covenants not-to-compete, and software licenses and are initially recorded at fair value. Long-lived intangibles are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or straight-lined if such pattern cannot be reliably determined.

Property, plant, and equipment are recorded at cost. Depreciation expense is calculated based on the estimated useful lives of the assets by using the straight-line method. Amortization of leasehold improvements is recognized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Long-lived assets and cost method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, a recoverability test is performed utilizing undiscounted cash flows expected to be generated by that asset or asset group compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models or, when available, quoted market values and third-party appraisals.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(t) Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”)  No. 2014-09, as amended by ASU 2015-14: Revenue from Contracts with Customers (the “Update”). The Update requires the Company’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Update outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt the Update for reporting periods beginning after December 15, 2017. The Update provides for different transition alternatives. The Company is evaluating the impact of adopting the Update on its consolidated financial statements and related financial statement disclosures and has not yet determined which method of adoption will be selected.

The Company has evaluated other pronouncements issued but not yet adopted and does not believe the adoption of these pronouncements will have a material impact on the consolidated financial statements.

The Company early adopted ASU No. 2015-17: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in the balance sheet. In accordance with the ASU’s transition requirements, the Company chose to apply the amendments in the update prospectively beginning with the 2015 fiscal year. As such, prior periods have not been retrospectively adjusted. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing net income available to common stockholders by using the weighted average number of common shares and common share equivalents outstanding during the period. The computations of basic and diluted income (loss) per common share are as follows:

	For the year ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Net income (loss)	$(31,978)	$(66,940)	$(42,263)
Net income (loss) per common share:
Basic	$(0.80)	$(1.70)	$(1.09)
Diluted	$(0.80)	$(1.70)	$(1.09)

Basic weighted average shares outstanding	39,742	39,350	38,807
Effect of potentially dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	39,742	39,350	38,807

For the years ended December 31, 2015, 2014, and 2013, 1.2 million, 0.7 million and 0.6 million common equivalent shares, respectively, were excluded from the computation of net loss per share since the Company incurred a net loss.  In addition, for the years ended December 31, 2015, 2014, and 2013, respectively, 2.1 million, 1.6 million and 1.3 million potentially dilutive securities underlying restricted stock awards, restricted stock units, and options to purchase common stock were excluded from the calculation since they would have had an antidilutive effect on diluted income (loss) per common share.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2015
Cash equivalents
U.S. treasuries	$9,999	$—	$—	$9,999
Government agency securities	—	4,998	—	4,998
Commercial paper	—	2,999	—	2,999
Total	$9,999	$7,997	$—	$17,996
Short-term investments
U.S. treasuries	$94,918	$—	$—	$94,918
Government agency securities	—	12,988	—	12,988
Corporate debt	—	8,144	—	8,144
Total	$94,918	$21,132	$—	$116,050
Other
Assets held for sale	$—	$5,000	$—	$5,000
Total	$—	$5,000	$—	$5,000

December 31, 2014
Short-term investments
U.S. treasuries	$81,527	$—	$—	$81,527
Corporate debt	—	39,045	—	39,045
Total	$81,527	$39,045	$—	$120,572
Other
Assets held for sale	$—	$6,000	$—	$6,000
Total	$—	$6,000	$—	$6,000

The above table includes highly liquid investments with maturities of three months or less which are classified as cash equivalents and are carried at cost, which approximates fair value. All investments classified as available-for-sale are

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

recorded at fair value within short-term investments in the Consolidated Balance Sheets. The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets. The Company’s investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency.

Note 4 — Investments

At December 31, 2015 and 2014 the amortized cost and fair value of marketable securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2015
U.S. treasuries	$94,935	$6	$(23)	$94,918
Government agency securities	12,985	3	—	12,988
Corporate debt	8,144	1	(1)	8,144
Total available-for-sale securities	$116,064	$10	$(24)	$116,050

December 31, 2014
U.S. treasuries	$81,506	$27	$(6)	$81,527
Corporate debt	39,031	20	(6)	39,045
Total available-for-sale securities	$120,537	$47	$(12)	$120,572

Available-for-sale securities in a loss position at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$64,922	$(23)	$35,001	$(6)
Corporate debt	3,353	(1)	13,069	(6)
Total	$68,275	$(24)	$48,070	$(12)

At December 31, 2015 and 2014, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at December 31, 2015 were all due in one year or less. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were minimal realized gains for the years ended December 31, 2015, 2014, and 2013, which were included in “Other, net” in the Consolidated Statements of Operations. There were no realized losses in any of the three years.

Restricted Cash

The Company did not have any restricted cash at December 31, 2015. At December 31, 2014 the restricted cash balance was $0.5 million, which served as collateral for bank guarantees that provide financial assurance that the Company will fulfill certain customer obligations. This cash is held in custody by the issuing bank and is restricted as to withdrawal or use while the related bank guarantees are outstanding.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Cost Method Investment

The Company has an ownership interest of less than 20% in a non-marketable investment. The Company does not exert significant influence over the investee and therefore the investment is carried at cost. Additional investments of $1.6 million were made during the year ended December 31, 2015, increasing the carrying value of the investment from $19.4 million at December 31, 2014 to $21.0 million at December 31, 2015. The Company’s ownership interest and participating rights have not substantively changed. Therefore, the Company continues to carry the investment at cost. The investment is included in “Other assets” on the Consolidated Balance Sheet. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires judgment. The analysis includes assessments of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by the Company relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Note 5 — Business Combinations

PSP

On December 4, 2014 the Company acquired 100% of Solid State Equipment, LLC (“SSEC”) and rebranded the business Veeco Precision Surface Processing (“PSP”). The results of PSP operations have been included in the consolidated financial statements since the date of acquisition. PSP designs and develops wafer wet processing capabilities. Target market applications include semiconductor advanced packaging (including 2.5D and 3D ICs), micro-electromechanical systems (“MEMS”), compound semiconductor (RF, power electronics, LED and others), data storage, photomask, and flat panel displays. PSP further extends the Company’s penetration in the compound semiconductor and MEMS markets and represents the Company’s entry into the advanced packaging market.

The acquisition date fair value of the consideration totaled $145.5 million, net of cash acquired, which consisted of the following:

Acquisition Date
(December 4, 2014)
(in thousands)
Amount paid, net of cash acquired	$145,382
Working capital adjustment	88
Acquisition date fair value	$145,470

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company utilized third-party valuations to estimate the fair value of certain of the acquired tangible and intangible assets:

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

The gross contractual value of the acquired accounts receivable was approximately $10.5 million. The fair value of the accounts receivables is the amount expected to be collected by the Company. Goodwill generated from the acquisition is primarily attributable to expected synergies from future growth and strategic advantages provided through the expansion of product offerings as well as assembled workforce. Approximately 80% of the value of the goodwill is expected to be deductible for income tax purposes.

During 2015, the Company finalized the purchase accounting, including taxes and the working capital adjustment under the purchase agreement. Based on the final adjustments, net working capital increased $0.7 million, goodwill decreased $0.1 million, deferred tax liabilities decreased $0.2 million, and a lease-related asset retirement obligation of $0.8 million was recognized.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The following represents the unaudited pro forma Consolidated Statements of Operations as if PSP had been included in the Company’s consolidated results for the periods indicated. These amounts have been calculated after applying the Company’s accounting policies to material amounts and also adjusting the results of PSP to reflect the additional amortization and depreciation that would have been expensed assuming the fair value adjustments to the acquired assets had been applied on January 1, 2013:

	December 31,
	2014	2013
	(in thousands)
Revenue	$447,089	$379,272
Loss from operations before income taxes	$(68,715)	$(77,252)

ALD

On October 1, 2013 the Company acquired 100% of the outstanding common shares and voting interest of Synos Technology, Inc. and rebranded the business Veeco ALD (“ALD”). The results of ALD operations have been included in the consolidated financial statements since the date of acquisition, and ALD has been integrated into the Company’s single operating segment. The ALD business includes early stage manufacturing of fast array scanning atomic layer deposition (“FAST-ALD”) tools for the flexible organic light-emitting diode (“OLED”) and semiconductor markets.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

During the fourth quarter of 2014, the Company determined that, while its ALD technology was successfully demonstrated at its key OLED display customer, it was unlikely to be adopted in the near-term for flexible OLED applications. The significant reduction in near-term forecasted bookings and cash flows required the Company in December 2014 to assess its ALD business for impairment, which in 2014 was its own reporting unit. As a result, the Company recorded a non-cash impairment charge of $53.9 million related to goodwill and other long-lived assets for ALD. See Note 6, “Goodwill and Intangible Assets,” for additional information.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

During 2013, the Company recognized $1.0 million of acquisition related costs that are included in “Selling, general, and administrative” in the Consolidated Statements of Operations.

The following represents the unaudited pro forma Consolidated Statements of Operations as if ALD had been included in the Company’s consolidated results for the periods indicated. These amounts have been calculated after applying the Company’s accounting policies to material amounts and also adjusting the result of ALD to reflect the additional amortization that would have been expensed assuming the fair value adjustments to the acquired assets had been applied on January 1, 2012.

December 31,
2013
(in thousands)
Revenue	$346,319
Loss from operations before income taxes	$(60,983)

Note 6 — Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed in each business combination. The following table presents the changes in goodwill balances during the years indicated:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Balance at December 31, 2013	$186,589	$95,241	$91,348
Acquisition	51,396	—	51,396
Purchase price adjustments	173	—	173
Impairments	—	27,958	(27,958)
Balance at December 31, 2014	238,158	123,199	114,959
Purchase price adjustments	(51)	—	(51)
Balance at December 31, 2015	$238,107	$123,199	$114,908

Additions to the gross goodwill balance during the year ended December 31, 2014 resulted from the acquisition of privately-held businesses as described further in Note 5, “Business Combinations.”

The Company performed its annual goodwill impairment test during the year ended December 31, 2015. The fair value of the Company’s reporting unit exceeded the carrying amount and therefore goodwill was not impaired. In the future, a significant decline in the market price of the Company’s common stock could indicate a decline in the fair value of the Company’s reporting unit such that goodwill becomes impaired.

During 2014, the Company successfully demonstrated its FAST-ALD technology for flexible OLED encapsulation. But, subsequent to the Company’s annual goodwill impairment test in 2014, the incumbent deposition technology had progressed to satisfy current market requirements, which required an additional impairment test to be performed in the fourth quarter of 2014. After estimating the fair value of significant tangible and intangible long-lived assets related to the ALD business, the Company recorded non-cash impairment charges of $28.0 million related to goodwill and $25.9 million related to other long-lived assets, including $17.4 million related to customer relationships, $4.8 million related to in-process research and development, and $3.6 million related to certain tangible assets.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of purchased intangible assets on the dates indicated below were as follows:

		December 31, 2015			December 31, 2014
	Weighted		Accumulated			Accumulated
	Average Remaining	Gross	Amortization		Gross	Amortization
	Amortization	Carrying	and	Net	Carrying	and	Net
	Period	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in years)	(in thousands)
Technology	8.7	$222,358	$120,496	$101,862	$222,358	$106,342	$116,016
Customer relationships	12.9	47,885	22,470	25,415	69,350	35,549	33,801
Trademarks and tradenames	5.3	2,730	1,937	793	3,050	1,096	1,954
Indefinite-lived trademark	—	2,900	—	2,900	2,900	—	2,900
IPR&D	—	—	—	—	5,070	5,070	—
Other	1.8	6,241	5,537	704	5,485	848	4,637
Total	9.4	$282,114	$150,440	$131,674	$308,213	$148,905	$159,308

Other intangible assets primarily consist of patents, licenses, customer backlog, and non-compete agreements.

For the years ended December 31, 2015, 2014, and 2013, amortization expense for intangible assets was $27.6 million, $13.1 million, and $5.5 million, respectively. Based on the intangible assets recorded at December 31, 2015, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Amortization
(in thousands)
2016	$20,816
2017	17,976
2018	16,399
2019	15,165
2020	14,112
Thereafter	44,306
Total	$128,774

Note 7 — Inventories

Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	December 31,
	2015	2014
	(in thousands)
Materials	$42,373	$30,319
Work-in-process	30,327	25,096
Finished goods	4,769	6,056
Total	$77,469	$61,471

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Property, Plant, and Equipment and Assets Held for Sale

Property and equipment, net, consist of the following:

	December 31,		Average
	2015	2014	Useful Life
	(in thousands)
Land	$9,592	$9,392	N/A
Building and improvements	54,622	51,979	10 – 40 years
Machinery and equipment	110,075	104,815	3 – 10 years
Leasehold improvements	5,554	4,356	3 – 7 years
Gross property, plant and equipment	179,843	170,542
Less: accumulated depreciation and amortization	100,253	91,790
Net property, plant, and equipment	$79,590	$78,752

Depreciation expense was $12.2 million, $11.4 million, and $12.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Assets Held for Sale

At December 31, 2015, assets held for sale consist of a vacant building and land which were designated as held for sale during 2014. The carrying value reflects the Company’s estimate of fair value less costs to sell using the sales comparison market approach.

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

During the year ended December 31, 2015, the Company sold its assets previously held for sale related to its research and demonstration labs in Asia for $1.0 million, which was the carrying value for the assets. The Company continues to actively market the remaining assets held for sale.

Note 9 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other current liabilities were as follows:

	December 31,
	2015	2014
	(in thousands)
Payroll and related benefits	$30,917	$26,605
Warranty	8,159	5,411
Sales, use, and other taxes	1,132	1,776
Restructuring liability	824	1,428
Other	8,361	13,198
Total	$49,393	$48,418

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Customer deposits and deferred revenue

Customer deposits totaled $28.2 million and $73.0 million at December 31, 2015 and 2014, respectively, which are included in “Customer deposits and deferred revenue” in the Consolidated Balance Sheets.

Note 10 — Restructuring Charges

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

During 2015, additional charges of $2.7 million were recognized and payments made related to the 2014 closing of the Ft. Collins, Colorado and Camarillo, California facilities. In 2015, the Company announced the closing of its Hyeongok-ri, South Korea facility and reduced the workforce, including 23 employees whose positions were eliminated, resulting in additional restructuring costs of $1.1 million. And in an effort to better align the Company’s cost structure with the recently observed weakness in the LED market, the Company incurred $0.9 million to reduce spending primarily through the reduction of 16 employees and 12 temporary staff.

Additional restructuring costs to be accrued for these activities are not expected to be significant.

The following table shows the amounts incurred and paid for restructuring activities during the years ended December 31, 2015, 2014, and 2013 and the remaining accrued balance of restructuring costs at December 31, 2015, which is included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets:

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Balance at December 31, 2012	$1,875	$—	$1,875
Provision	1,485	—	1,485
Payments	(2,827)	—	(2,827)
Balance at December 31, 2013	533	—	533
Provision	4,012	382	4,394
Payments	(3,117)	(382)	(3,499)
Balance at December 31, 2014	1,428	—	1,428
Provision	3,513	1,166	4,679
Payments	(4,117)	(1,166)	(5,283)
Balance at December 31, 2015	$824	$—	$824

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Commitments and Contingencies

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

Changes in the Company’s product warranty reserves were as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of the year	$5,411	$5,662	$4,942
Addition for new warranties issued	7,873	3,484	5,291
Addition from PSP acquisition	—	809	—
Settlements	(3,551)	(3,802)	(5,580)
Changes in estimate	(1,574)	(742)	1,009
Balance, end of the year	$8,159	$5,411	$5,662

Minimum Lease Commitments

Minimum lease commitments at December 31, 2015 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows:

Operating
Leases
Payments due by period:	(in thousands)
2016	$2,154
2017	1,677
2018	1,011
2019	529
2020	534
Thereafter	2,169
Total	$8,074

Lease expense was $2.3 million, $2.3 million, and $2.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. In addition, the Company is obligated under such leases for certain other expenses, including real estate taxes and insurance.

Legal Proceedings

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma. The plaintiff in the lawsuit, Patrick Colbus, sought unspecified damages and asserted claims that he suffered burns and other injuries while cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco. The lawsuit alleged, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. During the first quarter of 2016, the parties agreed to settle the lawsuit, without any admission of wrongdoing. The settlement amount is expected to be fully covered

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

by Veeco’s insurance and, as a result, is not expected to have a material impact on the Company’s financial condition or results of operations.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Concentrations of Credit Risk

The Company depends on purchases from its ten largest customers, which accounted for 75% and 65% of net accounts receivable at December 31, 2015 and 2014, respectively.

Customers who accounted for more than 10% of net accounts receivable or net sales are as follows:

	Accounts Receivable		Net Sales

	Year ended December 31,		For the Year Ended December 31,
Customer	2015	2014	2015	2014	2013
Customer A	*	*	*	15%	*
Customer B	*	20%	*	11%	14%
Customer C	23%	13%	*	*	*
Customer D	*	*	20%	*	*
Customer E	*	*	12%	*	*

* Less than 10% of aggregate accounts receivable or net sales

The Company manufactures and sells its products to companies in different geographic locations. Refer to Note 18, “Segment Reporting and Geographic Information,” for additional information. In certain instances, the Company requires deposits from its customers for a portion of the sales price in advance of shipment and performs periodic credit evaluations on its customers. Where appropriate, the Company requires letters of credit on certain non-U.S. sales arrangements. Receivables generally are due within 30 – 90 days from the date of invoice.

The net accounts receivable balance is concentrated in the following geographic locations:

	December 31,

	2015	2014
	(in thousands)

United States	$14,471	$13,139
China	10,629	17,911
EMEA(1)	7,766	4,760
Rest of World	16,658	24,275
Total	$49,524	$60,085

(1) Europe, Middle East, and Africa

Suppliers

The Company outsources certain functions to third parties, including the manufacture of all or substantially all of its MOCVD systems, ion beam and other data storage systems, and ion sources. The Company primarily relies on several suppliers for the manufacturing of these systems, but the Company does maintain a minimum level of internal manufacturing capability for these systems. The failure of the Company’s present suppliers to meet their contractual obligations under its supply arrangements and the Company’s inability to make alternative arrangements or resume the manufacture of these

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

systems could have a material adverse effect on the Company’s revenues, profitability, cash flows, and relationships with its customers.

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

The Company had deposits with its suppliers of $14.6 million and $12.7 million at December 31, 2015 and 2014, respectively, that were included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.

Purchase Commitments

The Company had purchase commitments of $92.7 million at December 31, 2015, all of which will come due within one year.

Bank Guarantees

The Company has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At December 31, 2015, outstanding bank guarantees and letters of credit totaled $2.9 million, and unused bank guarantees and letters of credit of $62.6 million were available to be drawn upon.

Note 12 — Debt

Debt consists of a mortgage note payable with a carrying value of $1.5 million and $1.8 million at December 31, 2015 and 2014, respectively. The mortgage note payable is secured by certain land and buildings with a carrying value of $3.3 million at December 31, 2015 and 2014. One of the buildings is currently held for sale. The annual interest rate on the mortgage is 7.91%, and the final payment is due on January 1, 2020. The Company determined the mortgage is a Level 3 liability in the fair-value hierarchy and estimated its fair value as $1.6 million and $2.0 million at December 31, 2015 and 2014, respectively, using a discounted cash flow model. Payments due under the note are as follows:

Total
(in thousands)
2016	$340
2017	368
2018	398
2019	427
Total	1,533
Less current portion	340
Total (less current maturities)	$1,193

Note 13 — Derivative Financial Instruments

The Company is exposed to financial market risks arising from changes in currency exchange rates. Changes in currency exchange rate changes could affect the Company’s foreign currency denominated monetary assets and liabilities and forecasted cash flows. We did not enter into any derivative transactions in 2015. In the past, the Company entered into monthly forward derivative contracts with the intent of mitigating a portion of this risk. The Company only used derivative financial instruments in the context of hedging and not for speculative purposes and had not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts were recorded as “Other, net” in the Company’s Consolidated Statements of Operations. The fair value of these contracts was included in “Prepaid

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

expenses and other current assets” in the Company’s Consolidated Balance Sheets. The Company executed derivative transactions with highly rated financial institutions to mitigate counterparty risk.

The Company did not have any outstanding derivative contracts at December 31, 2015 and 2014.

The following table shows the gains and (losses) from currency exchange derivatives during the years ended December 31, 2015, 2014, and 2013, which are included in “Other, net” in the Consolidated Statements of Operations:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Foreign currency exchange forwards	$—	$(89)	$248
Foreign currency collar	—	(457)	906
Total	$—	$(546)	$1,154

Note 14 — Stockholders’ Equity

Accumulated Other Comprehensive Income

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Foreign	Minimum	Unrealized
	Currency	Pension	Gains (losses) on
	Translation	Liability	AFS Securities	Total
	(in thousands)
Balance at December 31, 2012	$6,701	$(775)	$47	$5,973
Other comprehensive income (loss) before reclassifications	(1,322)	125	34	(1,163)
Benefit (expense) for income taxes	(53)	(86)	11	(128)
Amounts reclassified from AOCI	—	—	(61)	(61)
Other comprehensive income (loss)	(1,375)	39	(16)	(1,352)
Balance at December 31, 2013	5,326	(736)	31	4,621
Other comprehensive income (loss) before reclassifications	149	(145)	51	55
Amounts reclassified from AOCI	(3,142)	—	(65)	(3,207)
Other comprehensive income (loss)	(2,993)	(145)	(14)	(3,152)
Balance at December 31, 2014	2,333	(881)	17	1,469
Other comprehensive income (loss)	(87)	15	(49)	(121)
Balance at December 31, 2015	$2,246	$(866)	$(32)	$1,348

The Company did not allocate tax expense to other comprehensive income in 2015 or 2014 as the Company is in a full valuation allowance position such that a deferred tax asset related to amounts recognized in other comprehensive income is not regarded as realizable on a more-likely-than-not basis.

During 2015, there were minimal realized gains reclassified from Accumulated Other Comprehensive Income to “Other, net” on the Consolidated Statements of Operations.

During 2014, the Company completed its plan to liquidate its subsidiary in Japan, since the Company moved to a distributor model to serve its customers in that region. As a result of the liquidation, a cumulative translation gain of $3.1 million was reclassified from Other Comprehensive Income to “Other, net” on the Consolidated Statements of Operations.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Preferred Stock

The Board of Directors has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock with voting and economic rights to be determined by the Board of Directors.

Treasury Stock

On October 28, 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding common stock to be completed over the next two years. Repurchases are expected to be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. During 2015 the Company purchased 0.5 million shares for $9.2 million, $0.3 million of which had not been cash settled at December 31, 2015 and is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.  At December 31, 2015, $90.8 million remains available for future stock repurchases under this program.

The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings.

Note 15 — Stock Plans

Share-based incentive awards are provided to employees under the terms of the Company’s equity incentive compensation plans (the “Plans”). During 2010 the Company’s Board of Directors approved the 2010 Stock Incentive Plan (as amended to date, the “2010 Plan”), which replaced the 2000 Stock Incentive Plan, as amended (the “2000 Plan”). The Plans are administered by the Compensation Committee of the Board of Directors. The Company’s employees, non-employee directors, and consultants are eligible to receive awards under the 2010 Plan, which can include non-qualified stock options, incentive stock options, restricted share awards (“RSAs”), restricted share units (“RSUs”), performance share awards (“PSAs”), performance share units (“PSUs”), share appreciation rights, dividend equivalent rights, or any combination thereof. The Company settles awards under the Plans with newly issued shares or with shares held in treasury. All Plans, with the exception of acquired companies’ stock plans, have been approved by the Company’s shareholders.

The Board of Directors granted equity awards to certain employees in connection with the Company’s 2013 acquisition of ALD. The equity awards were granted under the Company’s 2013 Inducement Stock Incentive Plan (the “Inducement Plan”), which the Board of Directors adopted to facilitate the granting of equity awards as an inducement to these employees to commence employment with the Company. The Company issued 124,500 stock option shares and 87,000 RSUs under this plan. The stock options will vest over a three year period and have a 10-year term, and the RSUs will vest over a two or four year period. At December 31, 2013, the Inducement Plan was merged into the 2010 Plan and is considered an inactive plan with no further shares available for grant. At December 31, 2015, there are 88,200 option shares and 27,700 RSUs outstanding under the Inducement Plan.

The Company is authorized to issue up to 6.8 million shares under the 2010 Plan, including additional shares authorized under a 2013 plan amendment approved by shareholders. Option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the date of grant; option awards generally vest over a three year period and have a seven or ten year term. RSAs and RSUs generally vest over one to five years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Plan. At December 31, 2015, there are 1.8 million option shares and 0.5 million RSUs outstanding under the 2010 Plan.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The 2000 Plan was approved by the Company’s Board of Directors and shareholders in fiscal year 2000 and was replaced by the 2010 Plan. Therefore, no additional awards are made under this plan. Stock awards granted pursuant to the 2000 Plan expire after seven years and generally vest over a two to five year period. At December 31, 2015, there are 0.2 million option shares outstanding under the 2000 Plan.

Shares Reserved for Future Issuance

At December 31, 2015, the Company has 3.9 million shares reserved to cover exercises of outstanding stock options, vesting of RSUs, and additional grants under the 2010 Plan.

Share-Based Compensation

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cost of sales	$2,495	$2,456	$1,446
Selling, general, and administrative	11,474	11,859	8,339
Research and development	4,031	4,498	3,347
Share-based compensation expense, before tax	18,000	18,813	13,132
Income tax benefit(1)	(6,048)	(6,011)	(4,367)
Net share-based compensation expense	$11,952	$12,802	$8,765

(1) The income tax benefit presented for 2015 and 2014 has not been realized in the Consolidated Statements of Operations due to the Company’s full valuation allowance.

The Company capitalized an insignificant amount of share-based compensation into inventory for the years ended December 31, 2015, 2014, and 2013.

Unrecognized share-based compensation costs at December 31, 2015 are summarized below:

	Unrecognized	Weighted
	Share-Based	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in thousands)	(in years)
Stock option awards	$4,252	1.3
Restricted stock units	5,581	2.0
Restricted stock awards	21,523	2.8
Performance share units	5,912	3.1
Total unrecognized share-based compensation cost	$37,268	2.6

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Stock Option Awards

Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. At December 31, 2015, options outstanding that have vested and are expected to vest were as follows:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Vested	1,609	$32.95	5.3	$1,671
Expected to vest	435	32.75	6.6	—
Total	2,044	$32.91	5.6	$1,671

Outstanding options expected to vest are net of estimated future forfeitures. The aggregate intrinsic value represents the difference between the option exercise price and $20.56, the closing price of the Company’s common stock on December 31, 2015, the last trading day of the Company’s fiscal year as reported on The NASDAQ Stock Market.

Additional information with respect to stock option activity was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Outstanding at December 31, 2012	2,322	$28.63
Granted	539	32.68
Exercised	(149)	14.74
Expired or forfeited	(114)	35.22
Outstanding at December 31, 2013	2,598	$29.98
Granted	509	33.05
Exercised	(561)	23.88
Expired or forfeited	(155)	36.22
Outstanding at December 31, 2014	2,391	$31.65
Granted	17	30.22
Exercised	(192)	12.95
Expired or forfeited	(152)	38.15
Outstanding at December 31, 2015	2,064	$32.91

The following table summarizes stock option information at December 31, 2015:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
Range of		Aggregate	Average	Weighted		Aggregate	Average	Weighted
Exercise		Intrinsic	Remaining	Average		Intrinsic	Remaining	Average
Prices	Shares	Value	Contractual Life	Exercise Price	Shares	Value	Contractual Life	Exercise Price
	(in thousands)	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)
$8.82 – $20.80	199	$1,671	0.5	$12.15	199	$1,671	0.5	$12.15
$24.40 – $36.97	1,497	—	6.2	32.55	1,088	—	6.1	32.69
$37.22 – $51.70	368	—	5.9	45.57	322	—	5.7	46.65
	2,064	$1,671	5.6	$32.91	1,609	$1,671	5.3	$32.95

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. The weighted average estimated values of employee stock option grants as well as the weighted average assumptions that were used in calculating such values during fiscal years 2015, 2014, and 2013 were based on estimates at the date of grant as follows:

	Year ended December 31,
	2015	2014	2013
Weighted average fair value	$10.58	$11.58	$13.47
Dividend yield	0%	0%	0%
Expected volatility factor(1)	44%	44%	49%
Risk-free interest rate(2)	1.18%	1.19%	1.27%
Expected life (in years)(3)	3.9	3.9	4.5

(1)

Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)

The expected life is the number of years the Company estimates that options will be outstanding prior to exercise. The Company’s computation of expected life was determined using a lattice-based model incorporating historical post vest exercise and employee termination behavior.

The following table summarizes information on options exercised for the periods indicated:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash received from options exercised	$2,233	$12,056	$2,199
Intrinsic value of options exercised	$2,089	$8,390	$2,509

RSAs, RSUs, PSAs, PSUs

RSAs are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. RSUs are stock awards issued to employees that entitle the holder to receive shares of common stock as the awards vest. PSAs and PSUs are awards that result in a payment to a grantee in shares of common stock if certain performance goals and vesting criteria are achieved. RSAs, RSUs, PSAs, and PSUs typically vest over one to five years and vesting is subject to the grantee’s continued service with the Company. The fair value of the awards is determined and fixed based on the closing price of the Company’s common stock on the trading day prior to the date of grant.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activity of RSAs, RSUs, PSAs, and PSUs under the Plans:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding at December 31, 2012	693	$36.11
Granted	798	33.16
Released	(207)	32.44
Forfeited	(126)	34.33
Outstanding at December 31, 2013	1,158	$34.93
Granted	395	34.18
Released	(183)	38.65
Forfeited	(133)	33.66
Outstanding at December 31, 2014	1,237	$34.27
Granted	672	30.33
Released	(389)	35.65
Forfeited	(122)	34.46
Outstanding at December 31, 2015	1,398	$31.97

While attainment percentages vary depending on achievement of results relative to targets, each PSA and PSU is included in the table above at the grant date target amount until the end of the performance period. Released shares include the impact of restricted stock shares that were cancelled due to elections by employees to cover withholding taxes with such shares. The total fair value of shares that vested during the years ended December 31, 2015, 2014, and 2013 was $9.6 million, $6.2 million, and $7.9 million, respectively.

Note 16 — Retirement Plans

The Company maintains a defined contribution plan for the benefit of its U.S. employees. The plan is intended to be tax qualified and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Internal Revenue Code. Eligible participants may elect to contribute a percentage of their base compensation, and the Company may make matching contributions, generally equal to fifty cents for every dollar employees contribute, up to the lesser of three percent of the employee’s eligible compensation or three percent of the maximum the employee is permitted to contribute under then current Internal Revenue Code limitations. Generally, the plan calls for vesting in the Company contributions over the initial five years of a participant’s employment. The Company recognized costs associated with these plans of approximately $2.5 million, $1.9 million, and $2.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

In the year 2000, the Company acquired a defined benefit plan that had been frozen as of September 30, 1991, and no further benefits have been accrued by participants since that date. All participants are fully vested in their respective benefits. The plan year end is September 30 and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At September 30, 2015, the plan had $1.6 million in assets and $2.0 million in benefit obligations. Accordingly, the Company has recorded a $0.4 million pension liability. The Company has begun the process to terminate the plan. In connection with the plan termination, responsibility for the payment of benefits under the plan will be transferred to an insurance company that will provide an identical benefit to plan participants under a group annuity contract.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17 — Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations were as follows:

	Year ended December 31,
	2015	2014	2013
		(in thousands)
Domestic	$(53,553)	$(95,195)	$(84,942)
Foreign	30,907	16,841	13,732
Total	$(22,646)	$(78,354)	$(71,210)

Significant components of the expense (benefit) for income taxes consisted of the following:

	Year ended December 31,
	2015	2014	2013
		(in thousands)
Current:
Federal	$139	$(2,464)	$(21,022)
Foreign	6,952	2,325	3,921
State and local	(407)	55	148
Total current expense (benefit) for income taxes	6,684	(84)	(16,953)
Deferred:
Federal	2,104	(11,230)	(11,589)
Foreign	516	(291)	(462)
State and local	28	191	57
Total deferred expense (benefit) for income taxes	2,648	(11,330)	(11,994)
Total expense (benefit) for income taxes	$9,332	$(11,414)	$(28,947)

The income tax expense was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year ended December 31,
	2015	2014	2013
		(in thousands)
Income tax expense (benefit) at U.S. statutory rates	$(7,926)	$(27,424)	$(24,923)
State taxes, net of U.S. federal impact	(1,607)	(662)	(1,554)
Effect of international operations	(7,659)	(6,160)	(4,275)
Domestic production activities deduction	—	—	1,554
Research and development tax credit	(1,628)	(1,935)	(3,151)
Net change in valuation allowance	23,655	27,156	2,420
Change in accrual for unrecognized tax benefits	4,876	(1,940)	577
Goodwill impairment	—	9,786	—
Change in contingent consideration	—	(10,279)	290
Worthless stock deduction	(2,069)	—	—
Change in entity tax status	904	—	—
Other	786	44	115
Total expense (benefit) for income taxes	$9,332	$(11,414)	$(28,947)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company has not recorded excess tax benefits related to share-based compensation since fiscal year 2013 due to the U.S. net operating losses. At December 31, 2015, excess tax benefits were $0.5 million. The Company will record this amount to “Additional paid-in capital” when the excess tax benefits are utilized and reduce the Company’s current taxes payable.

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences were as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Inventory valuation	$6,334	$8,244
Net operating losses and credit carry forwards	53,918	39,750
Warranty and installation accruals	3,022	2,452
Share-based compensation	12,461	11,794
Other	5,787	2,647
Total deferred tax assets	81,522	64,887
Valuation allowance	(56,273)	(34,909)
Net deferred tax assets	25,249	29,978

Deferred tax liabilities:
Purchased intangible assets	32,550	34,018
Undistributed earnings	618	1,047
Depreciation	1,908	2,274
Total deferred tax liabilities	35,076	37,339
Net deferred taxes	$(9,827)	$(7,361)

The Company did not record a provision for U.S. federal income taxes or any additional withholding taxes on unremitted earnings in foreign subsidiaries in the amount of $100.1 million at December 31, 2015, as such amount is permanently reinvested. It is not practicable to determine the hypothetical amount of tax associated with such unremitted earnings if the Company were to assume they were remitted to the U.S. For financial reporting purposes, these balances are determined as amounts that exceed the tax basis of such investments. The Company has provided U.S. federal income taxes and additional withholding taxes on foreign earnings that are anticipated to be remitted.

At December 31, 2015 the Company had U.S. federal net operating loss carryforwards of approximately $87.8 million that will expire between 2031 and 2035, if not utilized. At December 31, 2015 the Company had U.S. foreign tax credit carryforwards of $7.5 million that will expire between 2023 and 2025 and U.S. federal research and development credits of $11.0 million that will expire between 2031 and 2035. The Company also has state and local net operating loss carryforwards of approximately $57.8 million (a net deferred tax asset of $2.8 million net of federal tax benefits and before the valuation allowance) that will expire between 2016 and 2036. In addition, the Company has state credits of $9.4 million some of which are indefinite and others that will expire between 2016 and 2030.

The Company makes assessments to estimate if sufficient taxable income will be generated in the future to use existing deferred tax assets. The Company’s cumulative three year loss in its domestic operations led to a full valuation allowance against the Company’s U.S. deferred tax assets in fiscal year 2014, because the Company could not conclude that such amounts are realizable on a more-likely-than-not basis. As the cumulative three year loss continued in 2015, the Company increased the valuation allowance by approximately $21.4 million during the period ended December 31, 2015.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company may amortize indefinite-lived intangible assets for tax purposes, which are not amortizable for financial reporting purposes. The deferred tax liability at December 31, 2015 includes $11.2 million relating to the tax effect of differences between financial reporting and tax bases of intangible assets that are not expected to reverse within the Company’s net operating loss carryforward period.

A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state, and foreign tax jurisdictions was as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$4,276	$6,228	$5,818
Additions for tax positions related to current year	5,596	244	324
Additions for tax positions related to prior years	143	199	477
Reductions for tax positions related to prior years	—	(2,345)	(224)
Reductions due to the lapse of the applicable statute of limitations	(642)	(38)	—
Settlements	(221)	(12)	(167)
Balance at end of year	$9,152	$4,276	$6,228

If the amount of unrecognized tax benefits at December 31, 2015 were recognized, the Company’s income tax provision would decrease by $5.1 million. The year to date change of $4.9 million primarily relates to the Company’s Development and Expansion Incentive tax rewards with the Singapore Economic Development Board. The gross amount of interest and penalties accrued in income tax payable in the Consolidated Balance Sheets was approximately $0.2 million and $0.3 million at December 31, 2015 and 2014, respectively.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions. All material federal income tax matters have been concluded for years through 2010 subject to subsequent utilization of net operating losses generated in such years. The Company’s U.S. federal tax returns from 2011 through 2013 were examined and are currently under joint committee review. All material state and local income tax matters have been reviewed through 2009. The majority of the Company’s foreign jurisdictions have been reviewed through 2010. Substantially all of the Company’s foreign jurisdictions’ statutes of limitation remain open with respect to the tax years from 2010 through 2015. It is reasonably possible that within the next twelve months the Company’s uncertain tax position will be reduced by approximately $2.0 million related to the completion of tax audits in various tax jurisdictions.

Note 18 — Segment Reporting and Geographic Information

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

Sales by market is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Lighting, Display & Power Electronics	$291,133	$278,551	$216,852
Advanced Packaging, MEMS & RF	61,935	11,449	12,804
Scientific & Industrial	64,297	44,429	49,170
Data Storage	59,673	58,444	52,923
Total	$477,038	$392,873	$331,749

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company’s significant operations outside the United States include sales and service offices in China, Europe and Rest of World. For geographic reporting, sales are attributed to the location in which the customer facility is located.

Sales and long-lived tangible assets by geographic region are as follows:

	Net Sales to Unaffiliated Customers			Long-Lived Tangible Assets
	2015	2014	2013	2015	2014	2013
	(in thousands)
United States	$86,627	$44,060	$57,609	$64,951	$63,349	$66,002
China	242,442	159,063	149,050	422	621	1,895
EMEA	64,019	35,644	21,941	96	78	95
Rest of World	83,950	154,106	103,149	14,121	14,704	21,147
Total Sales	$477,038	$392,873	$331,749	$79,590	$78,752	$89,139

Note 19 — Selected Quarterly Financial Information (unaudited)

The following table presents selected unaudited financial data for each fiscal quarter of 2015 and 2014. Although unaudited, this information has been prepared on a basis consistent with the Company’s audited Consolidated Financial Statements and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) that are considered necessary for a fair presentation of this information in accordance with GAAP. Such quarterly results are not necessarily indicative of future results of operations.

	Fiscal 2015				Fiscal 2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Net sales	$98,341	$131,410	$140,744	$106,543	$90,841	$95,122	$93,341	$113,569
Gross profit	35,136	49,069	54,250	38,786	33,777	30,673	32,558	37,874
Net income (loss)	(19,110)	(8,386)	5,306	(9,788)	19,160	(15,211)	(13,977)	(56,912)
Basic income (loss) per common share	(0.48)	(0.21)	0.13	(0.25)	0.49	(0.39)	(0.35)	(1.44)
Diluted income (loss) per common share	(0.48)	(0.21)	0.13	(0.25)	0.48	(0.39)	(0.35)	(1.44)

Impairment Charge

During the fourth quarter of 2014, the Company recorded a non-cash asset impairment charge of $53.9 million related to its ALD business. Refer to Note 6, “Goodwill and Intangible Assets,” for additional information.

Acquisition of PSP

During the fourth quarter of 2014, the Company acquired PSP. The results of operations of PSP have been included in the consolidated financial statements since that date. Refer to Note 5, “Business Combinations,” for additional information.

Change in Contingent Consideration

During the first quarter of 2014, the Company recorded a non-cash gain of $29.4 million related to a change in the Company’s assessment of potential future payments related to its ALD business. Refer to Note 5, “Business Combinations,” for additional information.

Schedule II — Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	(Credited)	Charged to		Balance at
	Beginning	to Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Deducted from asset accounts:			(in thousands)
Year ended December 31, 2015
Allowance for doubtful accounts	$731	$43	$—	$(568)	$206
Valuation allowance in net deferred tax assets	34,909	23,655	(2,291)	—	56,273
	$35,640	$23,698	$(2,291)	$(568)	$56,479

Year ended December 31, 2014
Allowance for doubtful accounts	$2,438	$(1,814)	$325	$(218)	$731
Valuation allowance in net deferred tax assets	7,753	27,156	—	—	34,909
	$10,191	$25,342	$325	$(218)	$35,640

Year ended December 31, 2013
Allowance for doubtful accounts	$492	$1,946	$—	$—	$2,438
Valuation allowance in net deferred tax assets	4,708	2,420	625	—	7,753
	$5,200	$4,366	$625	$—	$10,191

S-1