Form 10-Q
period 2016-03-31
VEECO INSTRUMENTS INC
filed 2016-05-04
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of April 26, 2016
par value $0.01 per share	39,843,796

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

•                  We have a concentrated customer base, located primarily in a limited number of regions, which operate in highly concentrated industries;

•                  We face significant competition;

•                  The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

•                  Our sales cycle is long and unpredictable;

•                  Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and/or liabilities to our suppliers for products no longer needed;

•                  Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and/or manufacturing interruptions or delays which could affect our ability to meet customer demand;

•                  Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations and our ability to adapt to fluctuating order volumes;

•                  We rely on a limited number of suppliers, some of whom are our sole source for particular components;

•                  Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

•                  Our acquisition strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses;

•                  Timing of market adoption of LED technology for general lighting is uncertain;

•                  Our sales to manufacturers are highly dependent on sales of consumer electronics applications, which can experience significant volatility due to seasonal and other factors and materially adversely impact our future results of operations;

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

•                  Our income taxes can change;

•                  We may be required to take additional impairment charges on assets;

•                  The price of our common shares is volatile and could decline significantly;

•                  The enforcement and protection of our intellectual property rights may be expensive and/or divert our limited resources;

•                  We may be subject to claims of intellectual property infringement by others;

•                  We are subject to foreign currency exchange risks;

•                  If we are subject to cyber-attacks we could incur substantial costs and, if such attacks are successful, we could incur significant liabilities, reputational harm, and disruption to our operations;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$243,722	$269,232
Short-term investments	104,979	116,050
Accounts receivable, net	56,089	49,524
Inventories	77,205	77,469
Deferred cost of sales	1,090	2,100
Prepaid expenses and other current assets	29,420	22,760
Assets held for sale	4,983	5,000
Total current assets	517,488	542,135
Property, plant and equipment, net	80,225	79,590
Intangible assets, net	126,653	131,674
Goodwill	114,908	114,908
Deferred income taxes	1,384	1,384
Other assets	21,098	21,098
Total assets	$861,756	$890,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,624	$30,074
Accrued expenses and other current liabilities	46,318	49,393
Customer deposits and deferred revenue	74,473	76,216
Income taxes payable	5,315	6,208
Current portion of long-term debt	347	340
Total current liabilities	157,077	162,231
Deferred income taxes	11,658	11,211
Long-term debt	1,104	1,193
Other liabilities	1,447	1,539
Total liabilities	171,286	176,174
Stockholders’ equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 40,984,233 shares issued and 39,829,128 shares outstanding at March 31, 2016; 40,995,694 shares issued and 40,526,902 shares outstanding at December 31, 2015.	410	410
Additional paid-in capital	771,983	767,137
Accumulated deficit	(61,906)	(45,058)
Accumulated other comprehensive income	1,437	1,348
Treasury stock, at cost, 1,155,105 shares at March 31, 2016; 468,792 shares at December 31, 2015.	(21,454)	(9,222)
Total stockholders’ equity	690,470	714,615
Total liabilities and stockholders’ equity	$861,756	$890,789

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2016	2015
Net sales	$78,011	$98,341
Cost of sales	46,055	63,205
Gross profit	31,956	35,136
Operating expenses, net:
Selling, general, and administrative	19,839	22,882
Research and development	22,110	18,585
Amortization of intangible assets	5,251	7,962
Restructuring	100	2,357
Asset impairment	—	126
Other, net	(71)	(951)
Total operating expenses, net	47,229	50,961
Operating income (loss)	(15,273)	(15,825)
Interest income	306	287
Interest expense	(38)	(126)
Income (loss) before income taxes	(15,005)	(15,664)
Income tax expense	528	3,446
Net income (loss)	$(15,533)	$(19,110)

Income (loss) per common share:
Basic	$(0.40)	$(0.48)
Diluted	$(0.40)	$(0.48)

Weighted average number of shares:
Basic	39,113	39,639
Diluted	39,113	39,639

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Net income (loss)	$(15,533)	$(19,110)

Other comprehensive income, net of tax
Unrealized gain on available-for-sale securities	50	32
Foreign currency translation	39	(15)
Total other comprehensive income, net of tax	89	17

Comprehensive income (loss)	$(15,444)	$(19,093)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(15,533)	$(19,110)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,593	10,724
Deferred income taxes	465	607
Share-based compensation expense	4,388	3,998
Asset impairment	—	126
Provision for bad debts	160	—
Changes in operating assets and liabilities:
Accounts receivable	(6,958)	(4,200)
Inventories and deferred cost of sales	1,274	(7,249)
Prepaid expenses and other current assets	(6,660)	(8,970)
Accounts payable and accrued expenses	(2,210)	11,157
Customer deposits and deferred revenue	(1,510)	13,989
Income taxes receivable and payable, net	(893)	2,600
Other, net	86	616
Net cash provided by (used in) operating activities	(18,798)	4,288

Cash Flows from Investing Activities
Capital expenditures	(3,988)	(4,781)
Proceeds from the liquidation of investments	10,930	43,556
Payments for purchases of investments	—	(11,998)
Proceeds from sale of lab tools	—	1,413
Other	(213)	(68)
Net cash provided by investing activities	6,729	28,122

Cash Flows from Financing Activities
Proceeds (tax withholdings) from stock option exercises	(22)	45
Restricted stock tax withholdings	(27)	(52)
Purchases of common stock	(13,349)	—
Repayments of long-term debt	(82)	(76)
Net cash used in financing activities	(13,480)	(83)

Effect of exchange rate changes on cash and cash equivalents	39	(15)
Net increase (decrease) in cash and cash equivalents	(25,510)	32,312
Cash and cash equivalents - beginning of period	269,232	270,811
Cash and cash equivalents - end of period	$243,722	$303,123

Supplemental Disclosure of Cash Flow Information
Interest paid	$39	$36
Income taxes paid	966	544

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Certain amounts previously reported have been reclassified in the financial statements to conform to the current presentation.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2016 interim quarters end on April 3, July 3, and October 2, and the 2015 interim quarters ended on March 29, June 28, and September 27. These interim quarters are reported as March 31, June 30 and September 30 in Veeco’s interim consolidated financial statements.

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

When there are separate units of accounting, Veeco allocates revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; or the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Veeco uses BESP for the majority of the elements in its arrangements. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

Veeco considers many facts when evaluating each of its sales arrangements to determine the timing of revenue recognition including its contractual obligations, the customer’s creditworthiness, and the nature of the customer’s post-delivery acceptance provisions. Veeco’s system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For the majority of the arrangements, a customer source inspection of the system is performed in Veeco’s facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that are performed at the customer’s site prior to final acceptance of the system. When Veeco objectively demonstrates that the criteria specified in the contractual acceptance provisions are achieved prior to delivery, revenue is recognized upon system delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below. For new products, new applications of existing products, or for products with substantive customer acceptance provisions

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

where Veeco cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

Veeco’s system sales arrangements, including certain upgrades, generally do not contain provisions for the right of return, forfeiture, refund, or other purchase price concessions. In the rare instances where such provisions are included, all revenue is deferred until such rights expire. The sales arrangements generally include installation. The installation process is not deemed essential to the functionality of the equipment since it is not complex; it does not require significant changes to the features or capabilities of the equipment or involve constructing elaborate interfaces or connections subsequent to factory acceptance. Veeco has a demonstrated history of consistently completing installations in a timely manner and can reliably estimate the costs of such activities. Most customers engage Veeco to perform the installation services, although there are other third-party providers with sufficient knowledge who could complete these services. Based on these factors, installation is deemed to be inconsequential or perfunctory relative to the system sale as a whole, and as a result, installation service is not considered a separate element of the arrangement. As such, Veeco accrues the cost of the installation at the time of revenue recognition for the system.

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

Veeco’s contractual terms with customers in Japan generally specify that title and risk and rewards of ownership transfer upon customer acceptance. A distributor is used for almost all sales to customers in Japan. Title passes to the distributor upon shipment; however, due to customary local business practices, the risk and rewards of ownership of the system transfers to the end-customers upon their acceptance. As a result, for customers in Japan, Veeco recognizes revenue upon receipt of written acceptance from the end customer.

Veeco recognizes revenue related to maintenance and service contracts ratably over the applicable contract term. Veeco recognizes revenue from the sales of components, spare parts, and specified service engagements at the time of delivery in accordance with the terms of the applicable sales arrangement.

Incremental direct costs incurred related to the acquisition of a customer contract, such as sales commissions, are expensed as incurred, even if the related revenue is deferred in accordance with the above policy.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, as amended by ASU 2015-14, ASU 2016-08, and ASU 2016-10: Revenue from Contracts with Customers (the “Update”). The Update requires Veeco’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which Veeco expects to be entitled in exchange for those goods or services. The Update outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt the Update for reporting periods beginning after December 15, 2017. The Update provides for different transition alternatives. Veeco is evaluating the impact of adopting the Update on its consolidated financial statements and related financial statement disclosures and has not yet determined which method of adoption will be selected.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments — Overall, which requires certain equity investments to be measured at fair value, with changes in fair value recognized in net income. Veeco is required to adopt this ASU beginning in the first quarter of fiscal year 2019; early adoption is permitted. Veeco does not expect this ASU will have a material impact on its consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

In February 2016, the FASB issued ASU 2016-02: Leases, which generally requires Veeco’s operating lessee rights and obligations to be recognized as assets and liabilities in the Balance Sheet. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the Statement of Operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the Statement of Cash Flows. When the standard is adopted, Veeco will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. Veeco is evaluating the impact of adopting the ASU on its consolidated financial statements.

Veeco is also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on Veeco’s consolidated financial statements.

Change in Accounting Principle

In March 2016, the FASB issued ASU 2016-09 Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Veeco has elected to early adopt the ASU. Prospectively, excess tax benefits and deficiencies will be recognized as income tax expense or benefit in the income statement in the reporting period incurred. In conjunction with adopting the ASU, Veeco has made an accounting policy election to account for forfeitures when they occur. The ASU transition guidance requires that this election be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the ASU is effective. Accordingly, Veeco recorded a $1.3 million charge to the opening accumulated deficit balance with a corresponding adjustment to additional paid-in capital, resulting in no impact to the opening balance of total stockholders’ equity. In addition, Veeco recorded additional deferred tax assets with an offsetting valuation allowance of $2.4 million.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 - Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is calculated by dividing net income available to common stockholders by using the weighted average number of common shares and common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating restricted share awards and restricted share units is considered in diluted income per common share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods those performance targets have been achieved. The computations of basic and diluted income (loss) per common share for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net income (loss)	$(15,533)	$(19,110)
Net income (loss) per common share:
Basic	$(0.40)	$(0.48)
Diluted	$(0.40)	$(0.48)

Basic weighted average shares outstanding	39,113	39,639
Diluted weighted average shares outstanding	39,113	39,639

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	722	1,134

Shares excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	66	178

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	2,295	1,952

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2016
Cash equivalents
Commercial paper	$—	$1,199	$—	$1,199
Total	—	1,199	—	1,199
Short-term investments
U.S. treasuries	92,765	—	—	92,765
Government agency securities	—	9,999	—	9,999
Corporate debt	—	2,215	—	2,215
Total	92,765	12,214	—	104,979
Other
Assets held for sale	—	4,983	—	4,983
Total	$—	$4,983	$—	$4,983

December 31, 2015
Cash equivalents
U.S. treasuries	$9,999	$—	$—	$9,999
Government agency securities	—	4,998	—	4,998
Commercial paper	—	2,999	—	2,999
Total	9,999	7,997	—	17,996
Short-term investments
U.S. treasuries	94,918	—	—	94,918
Government agency securities	—	12,988	—	12,988
Corporate debt	—	8,144	—	8,144
Total	94,918	21,132	—	116,050
Other
Assets held for sale	—	5,000	—	5,000
Total	$—	$5,000	$—	$5,000

There were no transfers between fair value measurement levels during the three months ended March 31, 2016.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At March 31, 2016 and December 31, 2015, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2016
U.S. treasuries	$92,749	$16	$—	$92,765
Government agency securities	9,997	2	—	9,999
Corporate debt	2,215	—	—	2,215
Total	$104,961	$18	$—	$104,979

December 31, 2015
U.S. treasuries	$94,935	$6	$(23)	$94,918
Government agency securities	12,985	3	—	12,988
Corporate debt	8,144	1	(1)	8,144
Total	$116,064	$10	$(24)	$116,050

There were no available-for-sale securities in a loss position at March 31, 2016. Available-for-sale securities in a loss position at December 31, 2015 consist of:

	December 31, 2015
		Gross
	Estimated	Unrealized
	Fair Value	Losses
	(in thousands)
U.S. treasuries	$64,922	$(23)
Corporate debt	3,353	(1)
Total	$68,275	$(24)

At March 31, 2016 and December 31, 2015, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The available-for-sale securities at March 31, 2016 all contractually mature in one year or less. Actual maturities may differ from contractual maturities. Veeco may sell these securities prior to maturity based on the needs of the business. In addition, borrowers may have the right to call or prepay obligations prior to scheduled maturities.

There were minimal realized gains for the three months ended March 31, 2016 and 2015. The cost of securities liquidated is based on specific identification.

Accounts receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.4 million and $0.2 million at March 31, 2016 and December 31, 2015, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventories at March 31, 2016 and December 31, 2015 consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Materials	$47,362	$42,373
Work-in-process	23,332	30,327
Finished goods	6,511	4,769
Total	$77,205	$77,469

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $21.3 million and $14.6 million at March 31, 2016 and December 31, 2015, respectively.

Assets held for sale

Assets held for sale primarily consist of a vacant building and land which were designated as held for sale during 2014. The sale of these assets is expected to be completed within the next twelve months. The carrying value reflects Veeco’s estimate of fair value less costs to sell using the sales comparison market approach.

Property, plant, and equipment

Property, plant, and equipment at March 31, 2016 and December 31, 2015 consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands )
Land	$9,592	$9,592
Building and improvements	57,264	54,622
Machinery and equipment(1)	111,392	110,075
Leasehold improvements	5,565	5,554
Gross property, plant and equipment	183,813	179,843
Less: accumulated depreciation and amortization	103,588	100,253
Net property, plant, and equipment	$80,225	$79,590

(1) Machinery and equipment includes software, furniture and fixtures

For the three months ended March 31, 2016 and 2015, depreciation expense was $3.3 million and $2.8 million, respectively.

Goodwill

There were no new acquisitions or impairments, and therefore no changes to goodwill during the three months ended March 31, 2016.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Intangible assets

There were no significant new acquisitions and no impairments during the three months ended March 31, 2016. The components of purchased intangible assets at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016			December 31, 2015
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$222,358	$124,021	$98,337	$222,358	$120,496	$101,862
Customer relationships	47,885	24,017	23,868	47,885	22,470	25,415
Trademarks and tradenames	2,730	1,975	755	2,730	1,937	793
Indefinite-lived trademark	2,900	—	2,900	2,900	—	2,900
Other	2,296	1,503	793	6,241	5,537	704
Total	$278,169	$151,516	$126,653	$282,114	$150,440	$131,674

Other intangible assets primarily consist of patents, licenses, and non-compete agreements.

Other assets

Veeco has an ownership interest of less than 20% in a non-marketable investment. Veeco does not exert significant influence over the investee and therefore the investment is carried at cost. There was no change to the $21.0 million carrying value of the investment during the three months ended March 31, 2016. The investment is included in “Other assets” on the Consolidated Balance Sheet. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires judgment. The analysis includes assessments of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 4 - Liabilities

Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities at March 31, 2016 and December 31, 2015 consist of:

	March 31,	December 31,
	2016	2015
	(in thousands)
Payroll and related benefits	$30,306	$30,917
Warranty	7,104	8,159
Professional fees	2,378	2,224
Installation	1,373	1,110
Sales, use, and other taxes	1,264	1,132
Restructuring liability	437	824
Other	3,456	5,027
Total	$46,318	$49,393

Other liabilities include accruals for costs related to customer training, royalties, and travel.

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2016 include:

(in thousands)
Balance - December 31, 2015	$8,159
Warranties issued	1,221
Consumption of reserves	(2,095)
Changes in estimate	(181)
Balance - March 31, 2016	$7,104

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Restructuring accruals

During the three months ended March 31, 2016, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. Additional restructuring costs to be accrued for these activities are not expected to be significant.

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Balance - December 31, 2015	$824	$—	$824
Provision	—	102	102
Changes in estimate	(2)	—	(2)
Payments	(385)	(102)	(487)
Balance - March 31, 2016	$437	$—	$437

Customer deposits

Customer deposits totaled $28.9 million and $28.2 million at March 31, 2016 and December 31, 2015, respectively.

Long-term debt

Debt consists of a mortgage note payable with a carrying value of $1.5 million at March 31, 2016 and December 31, 2015. The mortgage note payable is secured by certain land and buildings with a carrying value of $3.3 million at March 31, 2016 and December 31, 2015. One of the buildings is currently held for sale. The annual interest rate on the mortgage is 7.91%, and the final payment is due on January 1, 2020. Veeco estimated the mortgage fair value as $1.5 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively, using a discounted cash flow model.

Note 5 - Commitments and Contingencies

Minimum lease commitments

At March 31, 2016, Veeco’s total future minimum lease payments under non-cancelable operating leases have not changed significantly from the disclosure in the 2015 Form 10-K.

Purchase commitments

Veeco has purchase commitments of $81.8 million at March 31, 2016, substantially all of which become due within one year.

Bank guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2016, outstanding bank guarantees and letters of credit totaled $3.7 million, and unused bank guarantees and letters of credit of $61.9 million were available to be drawn upon.

Legal proceedings

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma. The plaintiff in the lawsuit, Patrick Colbus, sought unspecified damages and asserted claims that he suffered burns and other injuries while cleaning a molecular beam epitaxy system alleged to have been

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

manufactured by Veeco. The lawsuit alleged, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. During the three months ended March 31, 2016, the parties agreed to settle the lawsuit, without any admission of wrongdoing. The settlement amount is expected to be fully covered by Veeco’s insurance and, as a result, is not expected to have a material impact on Veeco’s financial condition or results of operations.

Veeco is involved in various other legal proceedings arising in the normal course of business. Veeco does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 6 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

			Unrealized
	Foreign Currency	Minimum Pension	Gains (Losses) on Available for Sale
	Translation	Liability	Securities	Total
	(in thousands)
Balance - December 31, 2015	$2,246	$(866)	$(32)	$1,348

Other comprehensive income, before taxes	39	—	32	71
Benefit (expense) for income taxes	—	—	18	18
Other comprehensive income, net of tax	39	—	50	89

Balance - March 31, 2016	$2,285	$(866)	$18	$1,437

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2016.

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

Veeco adopted ASU 2016-09 Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal 2016. As a result, beginning in 2016, excess tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement in the reporting period incurred. In conjunction with adopting the ASU, Veeco made an accounting policy election to account for forfeitures when they occur.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
Cost of sales	$546	$601
Selling, general, and administrative	2,743	2,798
Research and development	1,099	599
Total	$4,388	$3,998

For the three months ended March 31, 2016, equity activity related to stock options was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2015	2,064	$32.91
Granted	—	—
Exercised	(13)	12.00
Expired or forfeited	(32)	35.43
Balance - March 31, 2016	2,019	$33.00

For the three months ended March 31, 2016, equity activity related to restricted shares was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2015	1,398	$31.97
Granted	49	19.54
Released	(7)	31.19
Forfeited	(13)	32.36
Balance - March 31, 2016	1,427	$31.55

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At the end of each interim reporting period, the effective tax rate is aligned to expectations for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent periods. Income (loss) before income taxes and income tax expense for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Income (loss) before income taxes	$(15,005)	$(15,664)
Income tax expense	$528	$3,446

For the three months ended March 31, 2016, the $0.5 million net expense for income taxes included $0.4 million relating to Veeco’s domestic operations and $0.1 million relating to Veeco’s foreign operations. For the three months ended March 31, 2015, the $3.4 million net expense for income taxes included $2.0 million relating to Veeco’s domestic operations and $1.4 million relating to Veeco’s foreign operations. Although there was a domestic pre-tax loss for the three months ended March 31, 2016 and 2015, Veeco did not provide a current tax benefit on domestic pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for the three months ended March 31, 2015 is primarily related to withholding taxes and is also related to U.S. tax amortization expense of indefinite-lived intangible assets that is not available to offset existing deferred tax assets. The domestic tax expense for the three months ended March 31, 2016 is primarily related to the tax amortization that is not available to offset existing deferred tax assets.

Note 9 - Segment Reporting and Geographic Information

Veeco operates and measures its results in one operating segment and therefore has one reportable segment: the design, development, manufacture, and support of thin film process equipment primarily sold to make electronic devices.

Veeco categorizes its sales into the following four end-markets:

Lighting, Display & Power Electronics

Lighting refers to Light Emitting Diode (“LED”); semiconductor illumination sources used in various applications including backlights, general lighting, automotive running lights, and head lamps. Display refers to LED displays including outdoor display/signage applications. Power Electronics refers to GaN-on-Silicon semiconductor devices such as rectifiers, inverters, and converters for the control and conversion of electric power.

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

Scientific & Industrial

Scientific refers to advanced materials research at university research institutions, industry research institutions, industry consortiums, and government research agencies. Industrial refers to large-scale product manufacturing applications including optical coatings: thin layers of material deposited on a lens or mirror that alters how light reflects and transmits; extreme ultraviolet (“EUV”) photomask: an opaque plate that allows light to shine through in a defined pattern for use in photolithography; front end semiconductor: early steps in the process of integrated circuit fabrication where the microchips are created but still remain on the silicon wafer; and high power lasers such as fiber lasers used for industrial

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

materials processing.

Data Storage

The Data Storage end-market refers to the archiving of data in electromagnetic or other forms for use by a computer or device, including hard disk drives used in large capacity storage applications.

Sales by end-market and geographic region for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Sales by end-market
Lighting, Display & Power Electronics	$22,942	$64,327
Advanced Packaging, MEMS & RF	23,262	13,165
Scientific & Industrial	14,911	13,635
Data Storage	16,896	7,214
Total	$78,011	$98,341
Sales by geographic region
United States	$26,711	$27,969
China	8,800	44,282
EMEA(1)	27,462	8,325
Rest of World	15,038	17,765
Total	$78,011	$98,341

(1) EMEA consists of Europe, the Middle East, and Africa

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

Executive Summary

We create process equipment that enables technologies for a cleaner, more productive and connected world. We design, develop, manufacture, market, and service thin film equipment to meet the demands of key global trends such as improving energy efficiency, enhancing mobility, and increasing connectivity. Our equipment is used to make electronic devices which enable these trends, including light emitting diodes (“LEDs”), micro-electromechanical systems (“MEMS”), wireless devices, power electronics, hard disk drives (“HDDs”), and semiconductors.

We develop highly differentiated, “best-in-class” equipment for critical performance steps in thin film processing. Our products provide leading technology solutions with competitive cost-of-ownership. Core competencies in advanced thin film technologies and decades of specialized process know-how help us stay at the forefront of these rapidly advancing industries.

Our solutions sell into four key end-markets: Lighting, Display & Power Electronics; Advanced Packaging, MEMS & RF; Scientific & Industrial; and Data Storage.

Sales in the Lighting, Display & Power Electronics markets were primarily driven by LED demand for general lighting, signage, and automotive applications. LED chip manufacturers continue to face an oversupply of LED units driven by weak demand for TV display backlighting. While we have limited visibility to determine when demand for LED units will strengthen given today’s oversupply, we believe additional equipment will be required over the next several years as penetration of LED lighting expands and demand for emerging LED applications grows. Our metal organic chemical vapor deposition (“MOCVD”) architecture has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. We continue to enhance our MOCVD portfolio and introduced the TurboDisc K475i™ Arsenic-Phosphide (“AsP”) MOCVD system for existing and emerging applications such as red-orange-yellow LEDs, laser diodes, and high-efficiency triple junction photovoltaic solar cells.

The Advanced Packaging, MEMS & RF markets contributed positively to first quarter sales. The mobility trend represents a key demand driver for these markets; customers invested in equipment capacity to support next generation mobile devices. Macroeconomic uncertainty has weakened demand for mobile devices, particularly for high-end smartphones. Accordingly, we anticipate equipment investments will be measured as customers focus more heavily on technology requirements rather than new capacity additions. We continue to make positive progress in advanced packaging for 3D TSV (thru silicon via) and WLFO (wafer level fan out) applications, which represent future growth opportunities.

Sales in the Scientific & Industrial market were comprised of a broad range of customers, spanning multiple product lines. Our molecular beam epitaxy (“MBE”) products represented the largest component of these sales as we continue to win a majority of research opportunities, supported by our GENXplor R&D product. Our MBE systems enable universities and research consortia to conduct advanced materials research. Our MBE systems are also used for production applications, such as fiber lasers, where high volume throughput and low cost of ownership are required. We continue to meet ongoing demand for our SPECTOR ion beam deposition products which are used by optical coating suppliers to manufacture a variety of products including laser mirrors, optical fibers, and anti-reflective coatings. The diverse customer base represented by the Industrial & Scientific markets support ongoing demand for our products; however, sales can be highly variable quarter to quarter.

The mature Data Storage market is facing softening demand for personal computers in the near term and a shift from HDDs to solid state drives in the longer term. Accordingly, our customers in the HDD industry are not expected to make significant investments in new capacity. This is consistent with recent experience that investments are being made on an “as-needed” basis. Orders are expected to continue to fluctuate from quarter to quarter.

Results of Operations

For the three months ended March 31, 2016 and 2015

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	Three months ended March 31,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Net sales	$78,011	100%	$98,341	100%	$(20,330)	(21)%
Cost of sales	46,055	59%	63,205	64%	(17,150)	(27)%
Gross profit	31,956	41%	35,136	36%	(3,180)	(9)%
Operating expenses, net:
Selling, general, and administrative	19,839	25%	22,882	23%	(3,043)	(13)%
Research and development	22,110	28%	18,585	19%	3,525	19%
Amortization	5,251	7%	7,962	8%	(2,711)	(34)%
Restructuring	100	0%	2,357	2%	(2,257)	(96)%
Asset impairment	—	0%	126	0%	(126)	(100)%
Other, net	(71)	(0)%	(951)	(1)%	880	93%
Total operating expenses, net	47,229	60%	50,961	52%	(3,732)	(7)%
Operating income (loss)	(15,273)	(19)%	(15,825)	(16)%	552	3%
Interest income, net	268	0%	161	0%	107	66%
Income (loss) before income taxes	(15,005)	(19)%	(15,664)	(16)%	659	4%
Income tax expense	528	1%	3,446	4%	(2,918)	(85)%
Net income (loss)	$(15,533)	(20)%	$(19,110)	(19)%	$3,577	19%

Sales by market
Lighting, Display & Power Electronics	$22,942	29%	$64,327	66%	$(41,385)	(64)%
Advanced Packaging, MEMS & RF	23,262	30%	13,165	13%	10,097	77%
Scientific & Industrial	14,911	19%	13,635	14%	1,276	9%
Data Storage	16,896	22%	7,214	7%	9,682	134%
Total	$78,011	100%	$98,341	100%	$(20,330)	(21)%
Sales by geographic region
United States	$26,711	35%	$27,969	28%	$(1,258)	(4)%
China	8,800	11%	44,282	45%	(35,482)	(80)%
EMEA	27,462	35%	8,325	9%	19,137	230%
Rest of World	15,038	19%	17,765	18%	(2,727)	(15)%
Total	$78,011	100%	$98,341	100%	$(20,330)	(21)%

Net Sales

The sales decline is primarily due to reduced sales into the Lighting, Display & Power Electronics market driven by an oversupply of LED units in the market. The decrease is partially offset by increased sales into our other markets, primarily in the Advanced Packaging, MEMS & RF as well as Data Storage markets. By geography, sales primarily decreased in China, partially offset by an increase in EMEA. We believe there will continue to be variations in our future sales distribution across markets and geographies.

Bookings decreased to $61.6 million for the three months ended March 31, 2016. The uncertainty around the market demand and supply balance for LED units and the Chinese economy continue to negatively impact our orders within the Lighting, Display & Power Electronics market. While there may continue to be quarter-to-quarter variations, we also expect Data Storage demand to generally be weak as customers make limited technology purchases. One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. For the three months ended March 31, 2016, the book-to-bill ratio was slightly below 0.8, consistent with the ratio observed for the year ended December 31, 2015. As a result, our backlog decreased from $186.0 million at December 31, 2015 to $169.3 million at March 31, 2016.

Gross Profit

In the first quarter of 2016, gross profit decreased compared to 2015 due to a decline in sales volume, which was partially offset by improved gross margins. Gross margins increased despite the decline in overall sales volume principally due to a favorable mix of products sold in the period and from the benefits associated with ongoing cost reduction activities. Gross margins were also positively impacted by the transition of our MOCVD customers to our TurboDisc® EPIK™ 700 MOCVD systems from the prior generation MaxBright® systems.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to reductions in incentive compensation and sales commissions tied to our financial performance and bookings.

Research and development expenses

Research and development expenses increased due to an increase in the use of third party contractors to develop products for the Lighting, Display & Power Electronics market, personnel-related expenses, and depreciation of research and development-related property, plant, and equipment, which was partially offset by decreased incentive compensation. We continue to focus our research and development expenses on projects we anticipate to be high-growth, selectively funding these product development activities.

Amortization expense

The decrease in amortization expense is a result of certain intangible assets becoming fully amortized in the prior quarter, including the backlog and trademark/tradename assets associated with the December 2014 Precision Surface Processing (“PSP”) acquisition.

Income tax expense

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax expense or benefit on a year-to-date basis and may change in subsequent periods.

Our tax expense was $0.5 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively. The 2016 tax expense included $0.4 million relating to our domestic operations and $0.1 million relating to foreign operations, compared to the 2015 tax expense which included $2.0 million relating to domestic operations and $1.4 million relating to foreign operations. The domestic tax expense for the three months ended March 31, 2015 is primarily related to withholding taxes and is also related to U.S. tax amortization expense of indefinite-lived intangible assets that is not available to offset existing deferred tax assets, whereas the domestic tax expense for the three months ended March 31, 2016 is primarily related to the tax amortization that is not available to offset existing deferred tax assets.

Liquidity and Capital Resources

We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital, contractual obligations, and other cash flow needs for the next twelve months. Our cash and cash equivalents as well as short-term investments at March 31, 2016 and December 31, 2015 were:

	March 31,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$243,722	$269,232
Short-term investments	104,979	116,050
Total	$348,701	$385,282

At March 31, 2016 and December 31, 2015, cash and cash equivalents of $141.9 million and $135.3 million, respectively, were held outside the United States. It is our current intention to permanently reinvest the cash and cash equivalent balances held in Singapore, China, Taiwan, South Korea, and Malaysia, and our current forecasts do not require repatriation of the funds back to the United States. At March 31, 2016, we had $105.8 million in cash held outside the United States on which we may have to pay significant U.S. income taxes to repatriate. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to pay vendors, conduct operations throughout our global organization, or make acquisitions.

Cash Flows from Operating Activities

	Three months ended March 31,
	2016	2015
	(in thousands)
Net income (loss)	$(15,533)	$(19,110)
Non-cash items:
Depreciation and amortization	8,593	10,724
Deferred income taxes	465	607
Share-based compensation expense	4,388	3,998
Other	160	126
Changes in operating assets and liabilities	(16,871)	7,943
Net cash provided by (used in) operating activities	$(18,798)	$4,288

Cash used in operating activities for the three months ended March 31, 2016 reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation expense, and deferred taxes. Cash from operating activities was positively impacted by changes in inventory and deferred cost of sales, and reduced for increases in accounts receivable, prepaid expenses and other current assets, as well as decreases in accounts payable, accrued expenses, customer deposits, and deferred revenue.

Cash Flows from Investing Activities

	Three months ended March 31,
	2016	2015
	(in thousands)
Capital expenditures	$(3,988)	$(4,781)
Changes in investments, net	10,930	31,558
Proceeds from sale of lab tools	—	1,413
Other	(213)	(68)
Net cash provided by investing activities	$6,729	$28,122

Cash provided by investing activities during the three months ended March 31, 2016 is attributed primarily to net liquidations of short-term investments, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Three months ended March 31,
	2016	2015
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(49)	$(7)
Purchases of common stock	(13,349)	—
Repayments of long-term debt	(82)	(76)
Net cash used in financing activities	$(13,480)	$(83)

Cash flows used in financing activities during the three months ended March 31, 2016 is primarily a result of our purchases of common shares as part of the share buyback program initiated during the fourth quarter of 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate changes primarily relates to our investment portfolio. We centrally manage our investment portfolio considering investment opportunities and risks, tax consequences, and overall financing strategies. Our short term investment portfolio includes fixed income securities with a fair value of $105.0 million at March 31, 2016. These securities are subject to interest rate risk; a 100 basis point increase in interest rates would result in a decrease in the fair value of the March 31, 2016 investment portfolio of $0.1 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we would not realize the losses in the Consolidated Statements of Operations unless the individual fixed income securities are sold prior to maturity or a loss position is determined to be other-than-temporary.

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

We may manage our risks and exposures to currency exchange rates through the use of derivative financial instruments. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes. During the three months ended March 31, 2016 and 2015, we did not own any derivatives.

Our net sales to customers located outside of the United States represented approximately 65% and 72% of our total net sales for the three months ended March 31, 2016 and 2015, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total sales. Our sales denominated in currencies other than the U.S. dollar represented 6% of total net sales in the three months ended March 31, 2016 and 2015.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective at March 31, 2016. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings appears in the Commitments and Contingencies Note to the Consolidated Financial Statements in this quarterly report on Form 10-Q and in Part I — Item 3 of our 2015 Form 10-K. There have been no material changes from the legal proceedings previously disclosed in our 2015 Form 10-K.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our 2015 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the first quarter of 2016 is as follows:

	Total Number of	Average Price	Total Number of Shares Purchased as Part of Publicly	Approximate Dollar Value of Shares that may be Purchased
Period	Shares Purchased	Paid Per Share	Announced Programs	Under the Programs
	(in thousands, except average price paid per share)
January 1, 2016 - January 31, 2016	386	$17.70	386	$83,945
February 1, 2016 - March 6, 2016	344	18.03	344	77,744
March 7, 2016 - April 3, 2016	—	—	—	77,744

On October 28, 2015, our Board of Directors authorized a program to repurchase up to $100 million of our common stock to be completed through October 28, 2017. At March 31, 2016, $22.3 million of the $100 million had been utilized. Repurchases are expected to be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

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

*      Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2016.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer