Form 10-Q
period 2016-06-30
VEECO INSTRUMENTS INC
filed 2016-08-01
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 21, 2016
par value $0.01 per share	40,638,047

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$257,641	$269,232
Short-term investments	73,211	116,050
Accounts receivable, net	41,695	49,524
Inventories	90,771	77,469
Deferred cost of sales	2,590	2,100
Prepaid expenses and other current assets	20,356	22,760
Assets held for sale	11,177	5,000
Total current assets	497,441	542,135
Property, plant and equipment, net	62,981	79,590
Intangible assets, net	121,380	131,674
Goodwill	114,908	114,908
Deferred income taxes	1,384	1,384
Other assets	21,056	21,098
Total assets	$819,150	$890,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,883	$30,074
Accrued expenses and other current liabilities	35,113	49,393
Customer deposits and deferred revenue	65,753	76,216
Income taxes payable	654	6,208
Current portion of long-term debt	354	340
Total current liabilities	136,757	162,231
Deferred income taxes	13,014	11,211
Long-term debt	1,013	1,193
Other liabilities	6,141	1,539
Total liabilities	156,925	176,174
Stockholders’ equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 40,926,048 shares issued and 40,638,047 shares outstanding at June 30, 2016; 40,995,694 shares issued and 40,526,902 shares outstanding at December 31, 2015.	409	410
Additional paid-in capital	759,572	767,137
Accumulated deficit	(93,987)	(45,058)
Accumulated other comprehensive income	1,414	1,348
Treasury stock, at cost, 288,001 shares at June 30, 2016; 468,792 shares at December 31, 2015.	(5,183)	(9,222)
Total stockholders’ equity	662,225	714,615
Total liabilities and stockholders’ equity	$819,150	$890,789

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$75,348	$131,410	$153,359	$229,751
Cost of sales	43,909	82,341	89,964	145,545
Gross profit	31,439	49,069	63,395	84,206
Operating expenses, net:
Selling, general, and administrative	19,995	24,365	39,834	47,247
Research and development	21,543	20,119	43,653	38,704
Amortization of intangible assets	5,273	7,979	10,524	15,941
Restructuring	2,095	683	2,195	3,040
Asset impairment	13,627	—	13,627	126
Other, net	159	(51)	88	(1,002)
Total operating expenses, net	62,692	53,095	109,921	104,056
Operating income (loss)	(31,253)	(4,026)	(46,526)	(19,850)
Interest income	290	243	596	530
Interest expense	(105)	(124)	(143)	(250)
Income (loss) before income taxes	(31,068)	(3,907)	(46,073)	(19,570)
Income tax expense	1,014	4,479	1,542	7,926
Net income (loss)	$(32,082)	$(8,386)	$(47,615)	$(27,496)

Income (loss) per common share:
Basic	$(0.82)	$(0.21)	$(1.22)	$(0.69)
Diluted	$(0.82)	$(0.21)	$(1.22)	$(0.69)

Weighted average number of shares:
Basic	38,965	39,693	39,035	39,666
Diluted	38,965	39,693	39,035	39,666

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(32,082)	$(8,386)	$(47,615)	$(27,496)

Other comprehensive income, net of tax
Unrealized gain (loss) on available-for-sale securities	(11)	(7)	39	26
Reclassifications from AOCI into net income	—	(1)	—	(1)
Foreign currency translation	(12)	(15)	27	(30)
Total other comprehensive income, net of tax	(23)	(23)	66	(5)

Comprehensive income (loss)	$(32,105)	$(8,409)	$(47,549)	$(27,501)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(47,615)	$(27,496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,291	21,725
Deferred income taxes	1,821	879
Share-based compensation expense	8,390	8,919
Asset impairment	13,627	126
Gain on sale of lab tools	—	(179)
Provision for bad debts	160	—
Changes in operating assets and liabilities:
Accounts receivable	7,584	(22,709)
Inventories and deferred cost of sales	(14,577)	(21,269)
Prepaid expenses and other current assets	2,404	(2,844)
Accounts payable and accrued expenses	(9,156)	19,041
Customer deposits and deferred revenue	(10,378)	31,599
Income taxes receivable and payable, net	(1,091)	2,309
Other, net	409	1,860
Net cash provided by (used in) operating activities	(31,131)	11,961

Cash Flows from Investing Activities
Capital expenditures	(9,179)	(7,530)
Proceeds from the liquidation of investments	78,145	50,147
Payments for purchases of investments	(35,533)	(11,998)
Proceeds from sale of lab tools	—	1,533
Other	(213)	(865)
Net cash provided by investing activities	33,220	31,287

Cash Flows from Financing Activities
Proceeds from stock option exercises	473	1,157
Restricted stock tax withholdings	(665)	(1,180)
Purchases of common stock	(13,349)	—
Repayments of long-term debt	(166)	(153)
Net cash used in financing activities	(13,707)	(176)

Effect of exchange rate changes on cash and cash equivalents	27	(30)
Net increase (decrease) in cash and cash equivalents	(11,591)	43,042
Cash and cash equivalents - beginning of period	269,232	270,811
Cash and cash equivalents - end of period	$257,641	$313,853

Supplemental Disclosure of Cash Flow Information
Interest paid	$103	$71
Income taxes paid	1,284	2,625

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, as amended: Revenue from Contracts with Customers (the “Update”). The Update requires Veeco’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which Veeco expects to be entitled in exchange for those goods or services. The Update outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt the Update for reporting periods beginning after December 15, 2017. The Update provides for different transition alternatives. Veeco is evaluating the impact of adopting the Update on its consolidated financial statements and related financial statement disclosures and has not yet determined which method of adoption will be selected.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments — Overall, which requires certain equity investments to be measured at fair value, with changes in fair value recognized in net income. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017; early adoption is permitted. Veeco does not expect this ASU will have a material impact on its consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

In February 2016, the FASB issued ASU 2016-02: Leases, which generally requires Veeco’s operating lessee rights and obligations to be recognized as assets and liabilities on the Balance Sheet. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the Statement of Operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the Statement of Cash Flows. When the standard is adopted, Veeco will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. Veeco is evaluating the impact of adopting the ASU on its consolidated financial statements.

Veeco is also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on Veeco’s consolidated financial statements.

Change in Accounting Principle

In March 2016, the FASB issued ASU 2016-09 Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Veeco adopted the ASU during the first quarter of 2016. Beginning in 2016, excess tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement in the reporting period incurred. In conjunction with adopting the ASU, Veeco has made an accounting policy election to account for forfeitures when they occur. The ASU transition guidance requires that this election be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the ASU is effective. Accordingly, Veeco recorded a $1.3 million charge to the opening accumulated deficit balance with a corresponding adjustment to additional paid-in capital, resulting in no impact to the opening balance of total stockholders’ equity. In addition, Veeco recorded additional deferred tax assets with an offsetting valuation allowance of $2.4 million.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 - Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating restricted share awards and restricted share units is considered in diluted income per common share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per common share for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income (loss)	$(32,082)	$(8,386)	$(47,615)	$(27,496)
Net income (loss) per common share:
Basic	$(0.82)	$(0.21)	$(1.22)	$(0.69)
Diluted	$(0.82)	$(0.21)	$(1.22)	$(0.69)

Basic weighted average shares outstanding	38,965	39,693	39,035	39,666
Diluted weighted average shares outstanding	38,965	39,693	39,035	39,666

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	659	1,097	691	1,120

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	34	169	50	174

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	2,425	1,976	2,350	1,964

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2016
Short-term investments
U.S. treasuries	$62,750	$—	$—	$62,750
Government agency securities	—	9,262	—	9,262
Commercial paper	—	1,199	—	1,199
Total	$62,750	$10,461	$—	$73,211

December 31, 2015
Cash equivalents
U.S. treasuries	$9,999	$—	$—	$9,999
Government agency securities	—	4,998	—	4,998
Commercial paper	—	2,999	—	2,999
Total	9,999	7,997	—	17,996
Short-term investments
U.S. treasuries	94,918	—	—	94,918
Government agency securities	—	12,988	—	12,988
Corporate debt	—	8,144	—	8,144
Total	$94,918	$21,132	$—	$116,050

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2016.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At June 30, 2016 and December 31, 2015, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2016
U.S. treasuries	$62,743	$7	$—	$62,750
Government agency securities	9,262	—	—	9,262
Commercial paper	1,199	—	—	1,199
Total	$73,204	$7	$—	$73,211

December 31, 2015
U.S. treasuries	$94,935	$6	$(23)	$94,918
Government agency securities	12,985	3	—	12,988
Corporate debt	8,144	1	(1)	8,144
Total	$116,064	$10	$(24)	$116,050

There were no available-for-sale securities in a loss position at June 30, 2016. Available-for-sale securities in a loss position at December 31, 2015 consist of:

	December 31, 2015
		Gross
	Estimated	Unrealized
	Fair Value	Losses
	(in thousands)
U.S. treasuries	$64,922	$(23)
Corporate debt	3,353	(1)
Total	$68,275	$(24)

At December 31, 2015, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The available-for-sale securities at June 30, 2016 all contractually mature in one year or less. Actual maturities may differ from contractual maturities. Veeco may sell these securities prior to maturity based on the needs of the business. In addition, borrowers may have the right to call or prepay obligations prior to scheduled maturities.

There were minimal realized gains for the three and six months ended June 30, 2016 and 2015. The cost of securities liquidated is based on specific identification.

Accounts receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.4 million and $0.2 million at June 30, 2016 and December 31, 2015, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventories at June 30, 2016 and December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Materials	$51,962	$42,373
Work-in-process	32,130	30,327
Finished goods	6,679	4,769
Total	$90,771	$77,469

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $11.1 million and $14.6 million at June 30, 2016 and December 31, 2015, respectively.

Assets held for sale

During the second quarter of 2016, the Company undertook initiatives to reduce costs, enhance efficiency and streamline operations.  As part of that initiative, the Company listed its facility in Yongin-city, South Korea for sale and received an offer from a potential buyer for the Company’s building in Hyeongok-ri, South Korea.  In addition, the Company continues to market one of its properties in St. Paul, Minnesota. During the second quarter of 2016, the Company evaluated the market conditions for all of its assets held for sale and determined that the carrying value of the assets exceeded their fair market value, less cost to sell.  As a result, the Company recorded an impairment charge of approximately $7.5 million.  The carrying value of assets held for sale reflects Veeco’s estimate of fair value less costs to sell using the sales comparison market approach.

Property, plant, and equipment

Property, plant, and equipment at June 30, 2016 and December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Land	$5,061	$9,592
Building and improvements	46,772	54,622
Machinery and equipment(1)	101,448	110,075
Leasehold improvements	5,514	5,554
Gross property, plant and equipment	158,795	179,843
Less: accumulated depreciation and amortization	95,814	100,253
Net property, plant, and equipment	$62,981	$79,590

(1) Machinery and equipment also includes software, furniture and fixtures

For the three and six months ended June 30, 2016, depreciation expense was $3.4 million and $6.8 million, respectively, and $3.0 million and $5.8 million for the comparable 2015 periods. As part of the Company’s efforts to reduce costs, enhance efficiency and streamline operations, the Company removed certain lab equipment that is no longer required and

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

recorded a non-cash impairment charge of $6.1 million. In addition, during the second quarter of 2016, land and buildings with a pre-impairment net carrying value of $13.7 million were classified as assets held for sale on the Consolidated Balance Sheets.

Goodwill

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the six months ended June 30, 2016.

Intangible assets

Long-lived intangible assets consist of purchased technology, customer-related intangible assets, patents, trademarks, covenants not-to-compete, and software licenses and are initially recorded at fair value. Long-lived intangibles are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The components of purchased intangible assets at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016			December 31, 2015
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$222,358	$127,531	$94,827	$222,358	$120,496	$101,862
Customer relationships	47,885	25,564	22,321	47,885	22,470	25,415
Trademarks and tradenames	2,730	2,013	717	2,730	1,937	793
Indefinite-lived trademark	2,900	—	2,900	2,900	—	2,900
Other	2,296	1,681	615	6,241	5,537	704
Total	$278,169	$156,789	$121,380	$282,114	$150,440	$131,674

Other intangible assets primarily consist of patents, licenses, and non-compete agreements.

Other assets

Veeco has an ownership interest of less than 20% in a non-marketable investment. Veeco does not exert significant influence over the investee and therefore the investment is carried at cost. There was no change to the $21.0 million carrying value of the investment during the six months ended June 30, 2016. The investment is included in “Other assets” on the Consolidated Balance Sheet. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires judgment. The analysis includes assessments of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 4 - Liabilities

Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities at June 30, 2016 and December 31, 2015 consist of:

	June 30,	December 31,
	2016	2015
	(in thousands)
Payroll and related benefits	$20,642	$30,917
Warranty	5,087	8,159
Professional fees	2,245	2,224
Installation	1,559	1,110
Sales, use, and other taxes	628	1,132
Restructuring liability	1,365	824
Other	3,587	5,027
Total	$35,113	$49,393

Other liabilities include accruals for costs related to customer training, royalties, and travel.

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2016 include:

(in thousands)
Balance - December 31, 2015	$8,159
Warranties issued	2,140
Consumption of reserves	(4,424)
Changes in estimate	(788)
Balance - June 30, 2016	$5,087

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Restructuring accruals

During the six months ended June 30, 2016, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. In addition, the Company undertook additional restructuring activities as part of its initiative to reduce costs, enhance efficiency, and streamline operations. As a result of these actions, during the second quarter of 2016, the Company notified approximately 40 employees of their termination from the Company and recorded restructuring charges related to these actions of $2.0 million, consisting of personnel severance and related costs. The Company expects to incur additional restructuring costs over the next few quarters of $5 to $8 million related to ongoing restructuring activities.

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Balance - December 31, 2015	$824	$—	$824
Provision	2,018	179	2,197
Changes in estimate	(2)	—	(2)
Payments	(1,475)	(179)	(1,654)
Balance - June 30, 2016	$1,365	$—	$1,365

Customer deposits

Customer deposits totaled $17.9 million and $28.2 million at June 30, 2016 and December 31, 2015, respectively.

Long-term debt

Debt consists of a mortgage note payable with a carrying value of $1.4 million and $1.5 million at June 30, 2016 and December 31, 2015, respectively. The mortgage note payable is secured by certain land and buildings. One of the buildings is currently held for sale. The annual interest rate on the mortgage is 7.91%, and the final payment is due on January 1, 2020. Veeco estimated the mortgage fair value as $1.4 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively, using a discounted cash flow model.

Other Liabilities

Other liabilities primarily consist of income taxes payable and other liabilities not expected to be paid within one year. Non-current income taxes payable were $4.5 million and $0.0 million at June 30, 2016 and December 31, 2015, respectively.

Note 5 - Commitments and Contingencies

Minimum lease commitments

At June 30, 2016, Veeco’s total future minimum lease payments under non-cancelable operating leases have not changed significantly from the disclosure in the 2015 Form 10-K.

Purchase commitments

Veeco has purchase commitments of $50.3 million at June 30, 2016, substantially all of which become due within one year.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Bank guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2016, outstanding bank guarantees and letters of credit totaled $4.7 million, and unused bank guarantees and letters of credit of $60.5 million were available to be drawn upon.

Legal proceedings

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma. The plaintiff in the lawsuit, Patrick Colbus, sought unspecified damages and asserted claims that he suffered burns and other injuries while cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco. The lawsuit alleged, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. During the six months ended June 30, 2016, the parties agreed to settle the lawsuit, without any admission of wrongdoing. The settlement amount was fully covered by Veeco’s insurance.

Veeco is involved in various other legal proceedings arising in the normal course of business. Veeco does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 6 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

			Unrealized
	Foreign Currency	Minimum Pension	Gains (Losses) on Available for Sale
	Translation	Liability	Securities	Total
	(in thousands)
Balance - December 31, 2015	$2,246	$(866)	$(32)	$1,348

Other comprehensive income, before taxes	27	—	21	48
Benefit (expense) for income taxes	—	—	18	18
Other comprehensive income, net of tax	27	—	39	66

Balance - June 30, 2016	$2,273	$(866)	$7	$1,414

There were minimal reclassifications from AOCI into net income for the six months ended June 30, 2016.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)

Cost of sales	$486	$713	$1,032	$1,314
Selling, general, and administrative	2,576	3,112	5,319	5,910
Research and development	940	1,096	2,039	1,695
Total	$4,002	$4,921	$8,390	$8,919

For the six months ended June 30, 2016, equity activity related to stock options was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2015	2,064	$32.91
Granted	—	—
Exercised	(193)	12.12
Expired or forfeited	(52)	32.79
Balance - June 30, 2016	1,819	$35.12

For the six months ended June 30, 2016, equity activity related to restricted shares and performance shares was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2015	1,398	$31.97
Granted	1,131	16.93
Released	(136)	32.61
Forfeited	(40)	32.69
Balance - June 30, 2016	2,353	$24.68

Note 8 - Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates.  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carry forwards.  A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.  Realization of net deferred tax assets is dependent on future taxable income.

At the end of each interim reporting period, the effective tax rate is aligned to expectations for the full year.  This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. Loss before income taxes and income tax expense for the three and six months ended June 30, 2016 and 2015 were as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Loss before income taxes	$(31,068)	$(3,907)	$(46,073)	$(19,570)
Income tax expense	$1,014	$4,479	$1,542	$7,926

For the three months ended June 30, 2016, the $1.0 million net expense for income taxes included $0.5 million relating to Veeco’s U.S. operations and $0.5 million relating to Veeco’s non-U.S. operations. For the six months ended June 30, 2016, the $1.5 million net expense for income taxes included $0.9 million relating to Veeco’s U.S. operations and $0.6 million relating to Veeco’s non-U.S. operations.  For three and six months ended June 30, 2016, Veeco did not provide a current tax benefit on U.S. pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The U.S. tax expense is primarily related to U.S. tax amortization expense of indefinite-lived intangible assets that is not available to offset existing deferred tax assets.

For three and six months ended June 30, 2015, Veeco did not provide a current tax benefit on its U.S. pre-tax losses as the amounts were not realizable on a more-likely-than-not basis. The U.S. tax expense is primarily related to withholding taxes and is also related to U.S. tax amortization expense of indefinite-lived intangible assets that is not available to offset existing deferred tax assets.

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

Scientific & Industrial

Scientific refers to advanced materials research at university research institutions, industry research institutions, industry consortiums, and government research agencies. Industrial refers to large-scale product manufacturing applications including optical coatings: thin layers of material deposited on a lens or mirror that alters how light reflects and transmits; extreme ultraviolet (“EUV”) photomask: an opaque plate that allows light to shine through in a defined pattern for use in photolithography; front end semiconductor: early steps in the process of integrated circuit fabrication where the microchips are created but still remain on the silicon wafer; and high power lasers such as fiber lasers used for industrial materials processing.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Data Storage

The Data Storage end-market refers to the archiving of data in electromagnetic or other forms for use by a computer or device, including hard disk drives used in large capacity storage applications.

Sales by end-market and geographic region for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Sales by end-market
Lighting, Display & Power Electronics	$24,762	$82,122	$47,705	$146,450
Advanced Packaging, MEMS & RF	17,045	13,840	40,308	27,005
Scientific & Industrial	19,827	17,960	34,737	31,595
Data Storage	13,714	17,488	30,609	24,701
Total	$75,348	$131,410	$153,359	$229,751
Sales by geographic region
United States	$20,734	$19,632	$47,446	$47,601
China	24,582	66,437	33,383	110,718
EMEA(1)	14,834	21,990	42,296	30,314
Rest of World	15,198	23,351	30,234	41,118
Total	$75,348	$131,410	$153,359	$229,751

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

Executive Summary

We create process equipment that enables technologies for a cleaner, more productive and connected world. We design, develop, manufacture, market, and service thin film process equipment to meet the demands of key global trends such as improving energy efficiency, enhancing mobility, and increasing connectivity. Our equipment is used to make electronic devices which enable these trends, including light emitting diodes (“LEDs”), micro-electromechanical systems (“MEMS”), wireless devices, power electronics, hard disk drives (“HDDs”), and semiconductors.

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

Sales in the Lighting, Display & Power Electronics markets were primarily driven by LED demand for general lighting, signage, and automotive applications. Over the past few quarters, LED chip manufacturers have faced an oversupply of LED units driven by weak demand for TV display backlighting. While we have limited long-term visibility, we are seeing some positive indications that industry conditions are improving. As a result, we believe demand for metal organic chemical vapor deposition (“MOCVD”) should increase from current levels in the near term. Our broad portfolio of MOCVD technologies has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. We continue to enhance our MOCVD portfolio and recently introduced the TurboDisc K475i™ Arsenic-Phosphide (“AsP”) MOCVD system for existing and emerging applications such as red-orange-yellow LEDs, laser diodes, and high-efficiency triple junction photovoltaic solar cells.

The mobility trend continues to drive sales in the Advanced Packaging, MEMS & RF markets. RF applications represented the largest portion of sales in these markets as customers made investments to support next generation mobile devices. We continue to make positive progress in advanced packaging with our Precision Surface Processing (“PSP”) product family.  Our versatile PSP product architecture is well suited for a multitude of advanced packaging process schemes, including WLFO (wafer level fan out) and 3D TSV (thru silicon via) applications.

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

The Data Storage market contributed positively to sales in the first half of fiscal 2016 as disk drive manufacturers made incremental investments to upgrade their installed base.  However, this mature market is facing softening demand for personal computers in the near term and a shift from HDDs to solid state drives in the longer term. Accordingly, our customers in the HDD industry are not expected to make significant investments in new capacity. This is consistent with recent experience that investments are being made on an “as-needed” basis. Orders are expected to continue to fluctuate from quarter to quarter.

Results of Operations

For the three months ended June 30, 2016 and 2015

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	Three months ended June 30,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Net sales	$75,348	100%	$131,410	100%	$(56,062)	(43)%
Cost of sales	43,909	58%	82,341	63%	(38,432)	(47)%
Gross profit	31,439	42%	49,069	37%	(17,630)	(36)%
Operating expenses, net:
Selling, general, and administrative	19,995	27%	24,365	19%	(4,370)	(18)%
Research and development	21,543	29%	20,119	15%	1,424	7%
Amortization	5,273	7%	7,979	6%	(2,706)	(34)%
Restructuring	2,095	3%	683	1%	1,412	*
Asset impairment	13,627	18%	—	0%	13,627	*
Other, net	159	0%	(51)	(0)%	210	*
Total operating expenses, net	62,692	83%	53,095	40%	9,597	18%
Operating income (loss)	(31,253)	(41)%	(4,026)	(3)%	(27,227)	676%
Interest income, net	185	0%	119	0%	66	55%
Income (loss) before income taxes	(31,068)	(41)%	(3,907)	(3)%	(27,161)	695%
Income tax expense	1,014	1%	4,479	3%	(3,465)	(77)%
Net income (loss)	$(32,082)	(43)%	$(8,386)	(6)%	$(23,696)	283%

* Not meaningful

Net Sales

The following is an anlysis of sales by market and by region:

	Three months ended June 30,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Sales by market
Lighting, Display & Power Electronics	$24,762	33%	$82,122	62%	$(57,360)	(70)%
Advanced Packaging, MEMS & RF	17,045	23%	13,840	11%	3,205	23%
Scientific & Industrial	19,827	26%	17,960	14%	1,867	10%
Data Storage	13,714	18%	17,488	13%	(3,774)	(22)%
Total	$75,348	100%	$131,410	100%	$(56,062)	(43)%
Sales by geographic region
United States	$20,734	27%	$19,632	15%	$1,102	6%
China	24,582	33%	66,437	50%	(41,855)	(63)%
EMEA	14,834	20%	21,990	17%	(7,156)	(33)%
Rest of World	15,198	20%	23,351	18%	(8,153)	(35)%
Total	$75,348	100%	$131,410	100%	$(56,062)	(43)%

* Not meaningful

The sales decline is primarily due to reduced sales into the Lighting, Display & Power Electronics market driven by an oversupply of LED units in the market.  By geography, sales decreased in China, EMEA and Rest of World.  We believe there will continue to be variations in our future sales distribution across markets and geographies.

Bookings decreased to $67.7 million for the three months ended June 30, 2016 and were $123.8 million for the comparable prior year period. The uncertainty around the market demand and supply balance for LED units and the Chinese economy continue to negatively impact our orders within the Lighting, Display & Power Electronics market. While there may continue to be quarter-to-quarter variations, we also expect Data Storage demand to generally be weak as customers make limited technology purchases.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. For the three months ended June 30, 2016, the book-to-bill ratio was slightly below 0.9. Our backlog decreased from $169.3 million at March 31, 2016 to $144.2 million at June 30, 2016, which includes a backlog adjustment of approximately $17 million relating to a partial cancellation of a prior period sales order.

Gross Profit

In the second quarter of 2016, gross profit decreased compared to 2015 due to a sharp decline in sales volume, partially offset by improved gross margins. Gross margins increased despite the decline in overall sales volume principally due to a favorable mix of products sold in the period and from the benefits associated with ongoing cost reduction activities.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to reductions in incentive compensation and sales commissions as a result of the decline in our financial performance.

Research and development expenses

Research and development expenses increased due to the additional use of third party contractors to accelerate the development of products for the Lighting, Display & Power Electronics market, personnel-related expenses, and depreciation of research and development-related property, plant, and equipment, which was partially offset by decreased incentive compensation.

Amortization expense

The decrease in amortization expense is a result of certain intangible assets becoming fully amortized, including the backlog and trademark/tradename assets associated with the December 2014 Precision Surface Processing (“PSP”) acquisition.

Restructuring expense

The restructuring expense in the second quarter of 2016 was primarily the result of our efforts to enhance efficiency and streamline operations.  We eliminated approximately 40 positions, most of which were in the administrative and field service functions.  We expect to incur additional restructuring costs over the next few quarters of $5 to $8 million related to these ongoing restructuring activities.  The restructuring expense in the second quarter of 2015 was primarily related to the closure of our Ft. Collins, Colorado; Camarillo, California; and Hyeongok-ri, South Korea facilities.

Asset impairment expense

During the second quarter of 2016, we evaluated the market conditions for all of our assets held for sale and determined that the carrying value of the assets exceeded their fair market value, less cost to sell.  As a result, we recorded a non-cash impairment charge of approximately $7.5 million.  Additionally, we removed certain lab equipment that was no longer required and recorded a non-cash impairment charge of $6.1 million.

Income tax expense

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended June 30, 2016 was $1.0 million compared to a $4.5 million expense for the three months ended June 30, 2015. The 2016 tax expense included $0.5 million relating to our U.S. operations and $0.5 million relating to our non-U.S. operations, compared to 2015 when our expense included $3.3 million related to U.S. operations and $1.2 million related to non-U.S. operations.  The decrease in our expense in 2016 was primarily related to a significant reduction in our withholding taxes included in our U.S. tax expense as well as reduced pretax income from our non-U.S. operations resulting in a lower non-U.S. tax expense.

For the six months ended June 30, 2016 and 2015

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	Six months ended June 30,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Net sales	$153,359	100%	$229,751	100%	$(76,392)	(33)%
Cost of sales	89,964	59%	145,545	63%	(55,581)	(38)%
Gross profit	63,395	41%	84,206	37%	(20,811)	(25)%
Operating expenses, net:
Selling, general, and administrative	39,834	26%	47,247	21%	(7,413)	(16)%
Research and development	43,653	28%	38,704	17%	4,949	13%
Amortization	10,524	7%	15,941	7%	(5,417)	(34)%
Restructuring	2,195	1%	3,040	1%	(845)	(28)%
Asset impairment	13,627	9%	126	0%	13,501	*
Other, net	88	0%	(1,002)	0%	1,090	*
Total operating expenses, net	109,921	72%	104,056	45%	5,865	6%
Operating income (loss)	(46,526)	(30)%	(19,850)	(9)%	(26,676)	134%
Interest income (expense), net	453	0%	280	0%	173	62%
Income (loss) before income taxes	(46,073)	(30)%	(19,570)	(9)%	(26,503)	135%
Income tax provision (benefit)	1,542	1%	7,926	3%	(6,384)	81%
Income (loss) from continuing operations	$(47,615)	(31)%	$(27,496)	(12)%	$(20,119)	73%

* Not Meaningful

Net Sales

The following is an anlysis of sales by market and by region:

	Six months ended June 30,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Market Analysis
Lighting, Display & Power Electronics	$47,705	31%	$146,450	63%	$(98,745)	(67)%
Advanced Packaging, MEMS & RF	40,308	26%	27,005	12%	13,303	49%
Scientific & Industrial	34,737	23%	31,595	14%	3,142	10%
Data Storage	30,609	20%	24,701	11%	5,908	24%
Total Sales	$153,359	100%	$229,751	100%	$(76,392)	(33)%
Regional Analysis
United States	$47,446	30%	$47,601	21%	$(155)	(0)%
China	33,383	22%	110,718	48%	(77,335)	(70)%
EMEA	42,296	28%	30,314	13%	11,982	40%
Rest of World	30,234	20%	41,118	18%	(10,884)	(26)%
Total Sales	$153,359	100%	$229,751	100%	$(76,392)	(33)%

The sales decline is primarily due to reduced sales into the Lighting, Display & Power Electronics market driven by an oversupply of LED units in the market. The decrease is partially offset by increased sales into our other markets, primarily in the Advanced Packaging, MEMS & RF and Data Storage. By geography, sales decreased in all regions, except EMEA.  The significant decline in China is principally due to the decline in sales into the Lighting, Display & Power Electronics market. We believe there will continue to be variations in our future sales distribution across markets and geographies.

Bookings decreased to $129.3 million for the six months ended June 30, 2016 and were $225.6 million for the comparable prior year period. The uncertainty around the market demand and supply balance for LED units and the Chinese economy continue to negatively impact our orders within the Lighting, Display & Power Electronics market. While there may continue to be quarter-to-quarter variations, we also expect Data Storage demand to generally be weak as customers make limited technology purchases.

For the six months ended June 30, 2016, the book-to-bill ratio was slightly below 0.8. Our backlog decreased from $186.0 million at December 31, 2015 to $144.2 million at June 30, 2016, which includes a backlog adjustment of approximately $17 million relating to a partial cancellation of a prior period sales order.

Gross Profit

For the six months ended June 30, 2016, gross profit decreased compared to 2015 due to a sharp decline in sales volume, partially offset by improved gross margins. Gross margins increased despite the decline in overall sales volume principally due to a favorable mix of products sold in the period and from the benefits associated with ongoing cost reduction activities.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to reductions in incentive compensation and sales commissions as a result of the decline in our financial performance.

Research and development expenses

Research and development expenses increased due to the additional use of third party contractors to accelerate the development of products for the Lighting, Display & Power Electronics market, personnel-related expenses, and depreciation of research and development-related property, plant, and equipment, partially offset by decreased incentive compensation.

Amortization expense

The decrease in amortization expense is a result of certain intangible assets becoming fully amortized in the prior year, including the backlog and trademark/tradename assets associated with the December 2014 PSP acquisition.

Restructuring expense

For the six months ended June 30, 2016, we recorded restructuring expense as a result of our efforts to enhance efficiency and streamline operations. We eliminated approximately 40 positions, most of which were in the administrative and field service functions, and recorded personnel severance costs of $2.0 million.  We expect to incur additional restructuring costs over the next few quarters of $5 to $8 million related to these ongoing restructuring activities.  For the six months ended June 30, 2015, we recorded restructuring expenses associated with our plan to lower our spending on our ALD flexible OLED technology and to refocus research and development efforts on other opportunities as well as our closure of our Ft. Collins, Colorado; Camarillo, California; and Hyeongok-ri, South Korea facilities.

Asset Impairment expense

During the second quarter of 2016, we evaluated the market conditions for all of our assets held for sale and determined that the carrying value of the assets exceeded their fair market value, less cost to sell.  As a result, we recorded a non-cash impairment charge of approximately $7.5 million.  Additionally, we removed certain lab equipment that was no longer required and recorded a non-cash impairment charge of $6.1 million.

Income tax expense

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the six months ended June 30, 2016 was $1.5 million compared to a $7.9 million expense for the six months ended June 30, 2015. The 2016 tax expense included $0.9 million relating to our U.S. operations and $0.6 million relating to our non-U.S. operations, compared to 2015 when our expense included $5.3 million related to U.S. operations and $2.6 million related to non-U.S. operations.  The decrease in our expense in 2016 was primarily related to a significant reduction in our withholding taxes included in our U.S. tax expense as well as reduced pretax income from our non-U.S. operations resulting in a lower non-U.S. tax expense.

Liquidity and Capital Resources

We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital, contractual obligations, and other cash flow needs for the next twelve months. Our cash and cash equivalents as well as short-term investments at June 30, 2016 and December 31, 2015 were:

	June 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$257,641	$269,232
Short-term investments	73,211	116,050
Total	$330,852	$385,282

At June 30, 2016 and December 31, 2015, cash and cash equivalents of $146.2 million and $135.3 million, respectively, were held outside the United States. It is our current intention to permanently reinvest the cash and cash equivalent balances held in Singapore, China, Taiwan, South Korea, and Malaysia, and our current forecasts do not require repatriation of the funds back to the United States. At June 30, 2016, we had $105.7 million in cash held outside the United States on which we may have to pay significant U.S. income taxes to repatriate. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to pay vendors, conduct operations throughout our global organization, or make acquisitions.

Cash Flows from Operating Activities

	Six months ended June 30,
	2016	2015
	(in thousands)
Net income (loss)	$(47,615)	$(27,496)
Non-cash items:
Depreciation and amortization	17,291	21,725
Deferred income taxes	1,821	879
Share-based compensation expense	8,390	8,919
Asset impairment	13,627	126
Other	160	(179)
Changes in operating assets and liabilities	(24,805)	7,987
Net cash provided by (used in) operating activities	$(31,131)	$11,961

Cash used in operating activities for the six months ended June 30, 2016 reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation expense, asset impairment, and deferred taxes. Cash from operating activities was negatively impacted by changes in inventory and deferred cost of sales, accounts payable and accrued expenses, and customer deposits and deferred revenue, partially offset by changes in accounts receivable and prepaid expenses and other current assets.

Cash Flows from Investing Activities

	Six months ended June 30,
	2016	2015
	(in thousands)
Capital expenditures	$(9,179)	$(7,530)
Changes in investments, net	42,612	38,149
Proceeds from sale of lab tools	—	1,533
Other	(213)	(865)
Net cash provided by investing activities	$33,220	$31,287

Cash provided by investing activities during the six months ended June 30, 2016 is primarily attributed to net liquidations of short-term investments, offset by capital expenditures. As part of our efforts to reduce costs, enhance efficiency and streamline operations, we are making certain investments in our facilities to support the consolidation activities and we expect to incur additional capital expenditures of $6 to $9 million over the next few quarters.

Cash Flows from Financing Activities

	Six months ended June 30,
	2016	2015
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(192)	$(23)
Purchases of common stock	(13,349)	—
Repayments of long-term debt	(166)	(153)
Net cash used in financing activities	$(13,707)	$(176)

Cash flows used in financing activities during the six months ended June 30, 2016 is primarily a result of our purchases of common shares as part of the share buyback program initiated during the fourth quarter of 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate changes primarily relates to our investment portfolio. We centrally manage our investment portfolio considering investment opportunities and risks, tax consequences, and overall financing strategies. Our short term investment portfolio includes fixed income securities with a fair value of $73.2 million at June 30, 2016. These securities are subject to interest rate risk; a 100 basis point increase in interest rates would result in a decrease in the fair value of the June 30, 2016 investment portfolio of $0.1 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we would not realize the losses in the Consolidated Statements of Operations unless the individual fixed income securities are sold prior to maturity or a loss position is determined to be other-than-temporary.

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

We may manage our risks and exposures to currency exchange rates through the use of derivative financial instruments. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes. During the six months ended June 30, 2016 and 2015, we did not own any derivatives.

Our net sales to customers located outside of the United States represented approximately 73% and 70% of our total net sales for the three and six months ended June 30, 2016, respectively and 85% and 79% for the comparable 2015 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total sales. Our sales denominated in currencies other than the U.S. dollar represented 3% and 4% of total net sales in the three and six months ended June 30, 2016, respectively, and 2% and 3% for the comparable 2015 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective at June 30, 2016. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2015, our Board of Directors authorized a program to repurchase up to $100 million of our common stock to be completed through October 28, 2017. At March 31, 2016, $22.3 million of the $100 million had been utilized. No repurchases occurred during the second quarter of 2016. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

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

*                                         Filed herewith

**                                  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2016.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer