Form 10-Q
period 2016-09-30
VEECO INSTRUMENTS INC
filed 2016-11-01
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 20, 2016
par value $0.01 per share	40,608,880

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,018	$269,232
Short-term investments	62,835	116,050
Accounts receivable, net	50,463	49,524
Inventories	86,651	77,469
Deferred cost of sales	3,165	2,100
Prepaid expenses and other current assets	19,099	22,760
Assets held for sale	12,129	5,000
Total current assets	508,360	542,135
Property, plant and equipment, net	57,557	79,590
Intangible assets, net	61,812	131,674
Goodwill	114,908	114,908
Deferred income taxes	1,384	1,384
Other assets	21,047	21,098
Total assets	$765,068	$890,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,455	$30,074
Accrued expenses and other current liabilities	38,421	49,393
Customer deposits and deferred revenue	79,699	76,216
Income taxes payable	1,825	6,208
Current portion of long-term debt	361	340
Total current liabilities	147,761	162,231
Deferred income taxes	13,146	11,211
Long-term debt	920	1,193
Other liabilities	6,503	1,539
Total liabilities	168,330	176,174
Stockholders’ equity:
Preferred stock, 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 40,837,811 shares issued and 40,596,820 shares outstanding at September 30, 2016; 40,995,694 shares issued and 40,526,902 shares outstanding at December 31, 2015.	408	410
Additional paid-in capital	761,975	767,137
Accumulated deficit	(163,585)	(45,058)
Accumulated other comprehensive income	2,266	1,348
Treasury stock, at cost, 240,991 shares at September 30, 2016; 468,792 shares at December 31, 2015.	(4,326)	(9,222)
Total stockholders’ equity	596,738	714,615
Total liabilities and stockholders’ equity	$765,068	$890,789

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$85,482	$140,744	$238,842	$370,494
Cost of sales	52,027	86,494	141,991	232,038
Gross profit	33,455	54,250	96,851	138,456
Operating expenses, net:
Research and development	19,892	19,200	63,545	57,904
Selling, general, and administrative	18,396	21,905	58,230	69,153
Amortization of intangible assets	5,261	5,891	15,785	21,832
Restructuring	1,798	469	3,993	3,509
Asset impairment	56,035	—	69,662	126
Other, net	795	207	884	(795)
Total operating expenses, net	102,177	47,672	212,099	151,729
Operating income (loss)	(68,722)	6,578	(115,248)	(13,273)
Interest income	283	256	879	787
Interest expense	(23)	(95)	(166)	(345)
Income (loss) before income taxes	(68,462)	6,739	(114,535)	(12,831)
Income tax expense	1,136	1,433	2,677	9,360
Net income (loss)	$(69,598)	$5,306	$(117,212)	$(22,191)

Income (loss) per common share:
Basic	$(1.78)	$0.13	$(2.99)	$(0.56)
Diluted	$(1.78)	$0.13	$(2.99)	$(0.56)

Weighted average number of shares:
Basic	39,131	40,846	39,193	39,729
Diluted	39,131	40,979	39,193	39,729

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(69,598)	$5,306	$(117,212)	$(22,191)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available-for-sale securities	(7)	(17)	32	9
Reclassifications from AOCI into net income	—	—	—	(1)
Minimum pension liability
Reclassifications from AOCI into net income	866	—	866	—
Foreign currency translation	(7)	(63)	20	(93)
Total other comprehensive income (loss), net of tax	852	(80)	918	(85)

Comprehensive income (loss)	$(68,746)	$5,226	$(116,294)	$(22,276)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(117,212)	$(22,191)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,010	30,766
Deferred income taxes	1,529	1,794
Share-based compensation expense	12,133	14,038
Asset impairment	69,662	126
Gain on sale of lab tools	—	(841)
Provision for bad debts	160	—
Changes in operating assets and liabilities:
Accounts receivable	(1,184)	13,484
Inventories and deferred cost of sales	(10,909)	(13,029)
Prepaid expenses and other current assets	3,661	332
Accounts payable and accrued expenses	(13,995)	368
Customer deposits and deferred revenue	3,568	(7,929)
Income taxes receivable and payable, net	80	2,323
Other, net	2,189	2,609
Net cash provided by (used in) operating activities	(24,308)	21,850

Cash Flows from Investing Activities
Capital expenditures	(10,717)	(11,069)
Proceeds from the sale of investments	131,297	68,647
Payments for purchases of investments	(78,376)	(17,000)
Proceeds from sale of building	693	—
Proceeds from sale of lab tools	—	2,648
Other	(230)	(662)
Net cash provided by investing activities	42,667	42,564

Cash Flows from Financing Activities
Proceeds from stock option exercises	473	1,344
Restricted stock tax withholdings	(1,184)	(2,129)
Purchases of common stock	(13,349)	—
Proceeds from employee stock purchase plan	719	—
Repayments of long-term debt	(252)	(233)
Net cash used in financing activities	(13,593)	(1,018)

Effect of exchange rate changes on cash and cash equivalents	20	(93)
Net increase in cash and cash equivalents	4,786	63,303
Cash and cash equivalents - beginning of period	269,232	270,811
Cash and cash equivalents - end of period	$274,018	$334,114

Supplemental Disclosure of Cash Flow Information
Interest paid	$179	$104
Income taxes paid	1,456	6,040

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

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2016 interim quarters end on April 3, July 3, and October 2, and the 2015 interim quarters ended on March 29, June 28, and September 27. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

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

Veeco’s system sales arrangements, including certain upgrades, generally do not contain provisions for the right of return, forfeiture, refund, or other purchase price concessions. In the rare instances where such provisions are included, all revenue is deferred until such rights expire. The sales arrangements generally include installation. The installation process is not deemed essential to the functionality of the equipment since it is not complex; it does not require significant changes to the features or capabilities of the equipment or involve constructing elaborate interfaces or connections subsequent to factory acceptance. Veeco has a demonstrated history of consistently completing installations in a timely manner and can reliably estimate the costs of such activities. Most customers engage Veeco to perform the installation services, although there are other third-party providers with sufficient knowledge who could complete these services. Based on these factors, installation is deemed to be inconsequential or perfunctory relative to the system sale as a whole, and as a result, installation service is not considered a separate element of the arrangement. As such, Veeco records the cost of the installation at the earlier of the time of revenue recognition for the system or when installation services are performed.

In many cases Veeco’s products are sold with a billing retention, typically 10% of the sales price, which is billed by Veeco and payable by the customer when field acceptance provisions are completed. The amount of revenue recognized upon delivery of a system or upgrade, if any, is limited to the lower of i) the amount billed that is not contingent upon acceptance provisions or ii) the value of the arrangement consideration allocated to the delivered elements, if such sale is part of a multiple-element arrangement.

Veeco’s contractual terms with customers in Japan generally specify that title and risk and rewards of ownership transfer upon customer acceptance. A distributor is used for almost all sales to customers in Japan. Title passes to the distributor upon shipment; however, due to customary local business practices, generally the risk and rewards of ownership of the systems transfer to the end-customers upon their acceptance. As a result, for customers in Japan, Veeco recognizes revenue upon receipt of written acceptance from the end-customer.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, as amended: Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC606”). ASC606 requires Veeco’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which Veeco expects to be entitled in exchange for those goods or services. ASC606 outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt ASC606 for reporting periods beginning after December 15, 2017. ASC606 provides for different transition alternatives. Veeco has not yet determined which method of adoption will be selected. Veeco is evaluating the impact of adopting ASC606 on its consolidated financial statements and related financial statement disclosures.  A preliminary assessment of ASC606 indicates that the billing retention will no longer impact the timing of revenue recognition.  As a result, a small portion of revenue for system sales arrangements may be recognized earlier under ASC606 than it is under current U.S. GAAP.

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

Change in Accounting Principle

In March 2016, the FASB issued ASU 2016-09 Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Veeco adopted the ASU during the first quarter of 2016. Beginning in 2016, excess tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement in the reporting period incurred. In conjunction with adopting the ASU, Veeco has made an accounting policy election to account for forfeitures when they occur. The ASU transition guidance requires that this election be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the ASU is effective. Accordingly, Veeco recorded a $1.3 million charge to the opening accumulated deficit balance with a corresponding adjustment to additional paid-in capital, resulting in no impact to the opening balance of total stockholders’ equity. In addition, Veeco recorded additional deferred tax assets with an equally offsetting valuation allowance of $2.4 million.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 - Income (Loss) Per Common Share

Basic income (loss) per common share is computed using the two-class method by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating restricted share awards and restricted share units is considered in diluted income per common share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income (loss)	$(69,598)	$5,306	$(117,212)	$(22,191)

Net income (loss) per common share:
Basic	$(1.78)	$0.13	$(2.99)	$(0.56)
Diluted	$(1.78)	$0.13	$(2.99)	$(0.56)

Basic weighted average shares outstanding	39,131	40,846	39,193	39,729
Effect of potentially dilutive share-based awards	—	133	—	—
Diluted weighted average shares outstanding	39,131	40,979	39,193	39,729

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	469	—	469	1,076

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	140	—	45	165

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	2,030	2,264	2,042	2,066

Note 3 - Assets

Investments

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2016
Short-term investments
U.S. treasuries	$40,043	$—	$—	$40,043
Government agency securities	—	5,016	—	5,016
Corporate debt	—	13,789	—	13,789
Commercial paper	—	3,987	—	3,987
Total	$40,043	$22,792	$—	$62,835

December 31, 2015
Cash equivalents
U.S. treasuries	$9,999	$—	$—	$9,999
Government agency securities	—	4,998	—	4,998
Commercial paper	—	2,999	—	2,999
Total	9,999	7,997	—	17,996
Short-term investments
U.S. treasuries	94,918	—	—	94,918
Government agency securities	—	12,988	—	12,988
Corporate debt	—	8,144	—	8,144
Total	$94,918	$21,132	$—	$116,050

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2016.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At September 30, 2016 and December 31, 2015, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2016
U.S. treasuries	$40,033	$10	$—	$40,043
Government agency securities	5,016	—	—	5,016
Corporate debt	13,799	—	(10)	13,789
Commercial paper	3,987	—	—	3,987
Total	$62,835	$10	$(10)	$62,835

December 31, 2015
U.S. treasuries	$94,935	$6	$(23)	$94,918
Government agency securities	12,985	3	—	12,988
Corporate debt	8,144	1	(1)	8,144
Total	$116,064	$10	$(24)	$116,050

Available-for-sale securities in a loss position at September 30, 2016 and December 31, 2015 consist of:

	September 30, 2016		December 31, 2015
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Government agency securities	$—	$—	$64,922	$(23)
Corporate debt	13,789	(10)	3,353	(1)
Total	$13,789	$(10)	$68,275	$(24)

At September 30, 2016 and December 31, 2015, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The available-for-sale securities at September 30, 2016 all contractually mature in one year or less. Actual maturities may differ from contractual maturities. Veeco may sell these securities prior to maturity based on the needs of the business. In addition, borrowers may have the right to call or prepay obligations prior to scheduled maturities.

There were minimal realized gains for the three and nine months ended September 30, 2016 and 2015. The cost of securities liquidated is based on specific identification.

Accounts receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventories at September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Materials	$50,370	$42,373
Work-in-process	30,960	30,327
Finished goods	5,321	4,769
Total	$86,651	$77,469

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $13.1 million and $14.6 million at September 30, 2016 and December 31, 2015, respectively.

Assets held for sale

During the second quarter of 2016, the Company undertook initiatives to streamline operations, enhance efficiency, and reduce costs.  As part of that initiative, the Company listed its facility in Yongin-city, South Korea for sale.  At that time, Veeco determined that the carrying value of the building exceeded its fair market value, less cost to sell, and recorded an impairment charge.  During the third quarter of 2016, Veeco engaged potential buyers and re-evaluated market conditions for the building.  As a result, Veeco updated its assessment of fair market value and increased the carrying value of the building by $1.6 million, which is still lower than the original pre-impairment carrying value.  The increase in the carrying value was recorded as a contra-impairment charge in the Consolidated Statements of Operations.

During the third quarter of 2016, Veeco sold its building in Hyeongok-ri, South Korea, which had been designated as held for sale in the second quarter of 2016, at a price which approximated carrying value.  The Company also continues to market one of its properties in St. Paul, Minnesota.  The carrying value of assets held for sale reflects Veeco’s estimate of fair value less costs to sell using the sales comparison market approach.

Property, plant, and equipment

Property, plant, and equipment at September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Land	$5,061	$9,592
Building and improvements	47,242	54,622
Machinery and equipment(1)	98,220	110,075
Leasehold improvements	3,771	5,554
Gross property, plant and equipment	154,294	179,843
Less: accumulated depreciation and amortization	96,737	100,253
Net property, plant, and equipment	$57,557	$79,590

(1) Machinery and equipment also includes software, furniture and fixtures

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the three and nine months ended September 30, 2016, depreciation expense was $3.5 million and $10.2 million, respectively, and $3.2 million and $8.9 million for the comparable 2015 periods.  During the second quarter of 2016, and as part of the Company’s efforts to streamline operations, enhance efficiency, and reduce costs, the Company removed certain lab equipment that was no longer required and recorded a non-cash impairment charge of $6.1 million.  In addition, during the second quarter of 2016, land and buildings with a net carrying value of $13.7 million were classified as assets held for sale on the Consolidated Balance Sheets.  During the third quarter of 2016, the Company decided to significantly reduce future investments in its Atomic Layer Deposition (“ALD”) technology development and, as a result, recorded a charge for impairment of its ALD assets, including a $3.3 million impairment of property, plant, and equipment.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the nine months ended September 30, 2016.

Intangible assets

Intangible assets consist of purchased technology, customer-related intangible assets, patents, trademarks (both long-lived and indefinite-lived), covenants not-to-compete, and software licenses and are initially recorded at fair value. Long-lived intangibles are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined.

During the third quarter of 2016, the Company decided to significantly reduce future investments in its ALD technology development and, as a result, recorded a charge for impairment of its ALD assets, including $54.3 million for the full impairment of the intangible purchased ALD technology. The impairment charges were based on projected cash flows that required the use of unobservable inputs.

The components of purchased intangible assets at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016			December 31, 2015
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$222,358	$185,341	$37,017	$222,358	$120,496	$101,862
Customer relationships	47,885	27,111	20,774	47,885	22,470	25,415
Trademarks and tradenames	2,590	1,910	680	2,730	1,937	793
Indefinite-lived trademark	2,900	—	2,900	2,900	—	2,900
Other	2,026	1,585	441	6,241	5,537	704
Total	$277,759	$215,947	$61,812	$282,114	$150,440	$131,674

Other intangible assets primarily consist of patents, licenses, and non-compete agreements.

Other assets

Veeco has an ownership interest of less than 20% in a non-marketable investment, Kateeva, Inc. (“Kateeva”). Veeco does not exert significant influence over Kateeva and therefore the investment is carried at cost. There was no change to the $21.0 million carrying value of the investment during the nine months ended September 30, 2016. The investment is

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

included in “Other assets” on the Consolidated Balance Sheet. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires judgment. The analysis includes assessments of Kateeva’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Note 4 - Liabilities

Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities at September 30, 2016 and December 31, 2015 consist of:

	September 30,	December 31,
	2016	2015
	(in thousands)
Payroll and related benefits	$22,830	$30,917
Warranty	4,849	8,159
Professional fees	1,795	2,224
Installation	1,826	1,110
Sales, use, and other taxes	953	1,132
Restructuring liability	2,053	824
Other	4,115	5,027
Total	$38,421	$49,393

Other liabilities include accruals for costs related to customer training, royalties, and travel.

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2016 include:

(in thousands)
Balance - December 31, 2015	$8,159
Warranties issued	3,223
Consumption of reserves	(5,739)
Changes in estimate	(794)
Balance - September 30, 2016	$4,849

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Restructuring accruals

During the nine months ended September 30, 2016, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. During the second and third quarters of 2016, the Company undertook additional restructuring activities as part of its initiative to streamline operations, enhance efficiency, and reduce costs. As a result of these actions, the Company notified approximately 50 employees of their termination from the Company and recorded restructuring charges related to these actions of $2.9 million, consisting of $2.8 million of personnel severance and related costs and $0.1 million of facility closing costs. In addition, during the third quarter of 2016, the Company decided to significantly reduce future investments in its ALD technology development, which impacts approximately 25 additional employees. As a result, the Company recorded personnel severance and related restructuring charges of $0.9 million in the third quarter of 2016.  Over the next few quarters, the Company expects to incur additional restructuring costs of $4 to $7 million as it finalizes all of these activities.

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Balance - December 31, 2015	$824	$—	$824
Provision	3,721	274	3,995
Changes in estimate	(2)	—	(2)
Payments	(2,490)	(274)	(2,764)
Balance - September 30, 2016	$2,053	$—	$2,053

Customer deposits

Customer deposits totaled $25.8 million and $28.2 million at September 30, 2016 and December 31, 2015, respectively.

Long-term debt

Debt consists of a mortgage note payable with a carrying value of $1.3 million and $1.5 million at September 30, 2016 and December 31, 2015, respectively. The mortgage note payable is secured by certain land and buildings. One of the buildings is currently held for sale. The annual interest rate on the mortgage is 7.91%, and the final payment is due on January 1, 2020. Veeco estimated the mortgage fair value as $1.3 million and $1.6 million at September 30, 2016 and December 31, 2015, respectively, using a discounted cash flow model.

Other Liabilities

Other liabilities primarily consist of income taxes payable and other liabilities not expected to be paid within one year. Non-current income taxes payable were $4.9 million and less than $0.1 million at September 30, 2016 and December 31, 2015, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 5 - Commitments and Contingencies

Minimum lease commitments

At September 30, 2016, Veeco’s total future minimum lease payments under non-cancelable operating leases have not changed significantly from the disclosure in the 2015 Form 10-K.

Purchase commitments

Veeco has purchase commitments of $60.1 million at September 30, 2016, substantially all of which become due within one year.

Bank guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2016, outstanding bank guarantees and letters of credit totaled $5.3 million, and unused bank guarantees and letters of credit of $59.8 million were available to be drawn upon.

Legal proceedings

Veeco is involved in various legal proceedings arising in the normal course of business. Veeco does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 6 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

			Unrealized
	Foreign Currency	Minimum Pension	Gains (Losses) on Available for Sale
	Translation	Liability	Securities	Total
	(in thousands)
Balance - December 31, 2015	$2,246	$(866)	$(32)	$1,348

Other comprehensive income, before taxes	20	1,290	14	1,324
Provision for income taxes	—	(424)	18	(406)
Other comprehensive income, net of tax	20	866	32	918

Balance - September 30, 2016	$2,266	$—	$—	$2,266

Late in 2015, the Company began the process to terminate a defined benefit plan it had acquired in the year 2000.  The plan had been frozen as of September 30, 1991, and no further benefits have been accrued by participants since that date.  In connection with the termination, responsibility for the payment of benefits under the plan was transferred to an insurance company during the third quarter of 2016. As a result, the Company reclassified the minimum pension liability of $1.3 million and the $0.4 million income tax benefit from AOCI to “Other, net” and “Income tax expense,” respectively, on the Consolidated Statements of Operations.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of sales	$607	$787	$1,639	$2,102
Research and development	993	1,044	3,032	2,739
Selling, general, and administrative	2,143	3,288	7,462	9,197
Total	$3,743	$5,119	$12,133	$14,038

For the nine months ended September 30, 2016, equity activity related to stock options was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2015	2,064	$32.91
Granted	—	—
Exercised	(193)	12.12
Expired or forfeited	(170)	34.28
Balance - September 30, 2016	1,701	$35.13

For the nine months ended September 30, 2016, equity activity related to restricted shares and performance shares was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2015	1,398	$31.97
Granted	1,138	17.13
Released	(208)	33.10
Forfeited	(173)	28.33
Balance - September 30, 2016	2,155	$24.31

Note 8 - Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates.  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards.  A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.  Realization of net

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

deferred tax assets is dependent on future taxable income.

At the end of each interim reporting period, the effective tax rate is aligned to expectations for the full year.  This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. Income (loss) before income taxes and income tax expense for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Loss before income taxes	$(68,462)	$6,739	$(114,535)	$(12,831)
Income tax expense	$1,136	$1,433	$2,677	$9,360

For the three months ended September 30, 2016, the $1.1 million net expense for income taxes included $0.3 million relating to Veeco’s U.S. operations and $0.8 million relating to Veeco’s non-U.S. operations. For the nine months ended September 30, 2016, the $2.7 million net expense for income taxes included $1.2 million relating to Veeco’s U.S. operations and $1.5 million relating to Veeco’s non-U.S. operations.  For the three and nine months ended September 30, 2016, Veeco did not provide a current tax benefit on U.S. pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The U.S. tax expense is primarily related to U.S. tax amortization expense of indefinite-lived intangible assets that is not available to offset existing deferred tax assets.

For three and nine months ended September 30, 2015, Veeco did not provide a current tax benefit on U.S. pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The U.S. tax expense is primarily related to withholding taxes and is also related to U.S. tax amortization expense of indefinite-lived intangible assets that is not available to offset existing deferred tax assets.

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

Sales by end-market and geographic region for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Sales by end-market
Lighting, Display & Power Electronics	$49,427	$94,302	$97,132	$240,751
Advanced Packaging, MEMS & RF	12,092	13,541	52,400	40,545
Scientific & Industrial	13,938	14,897	48,675	46,493
Data Storage	10,025	18,004	40,635	42,705
Total	$85,482	$140,744	$238,842	$370,494
Sales by geographic region
United States	$19,104	$19,405	$66,550	$67,006
China	21,238	81,156	54,621	191,874
EMEA(1)	19,703	21,304	61,999	51,618
Rest of World	25,437	18,879	55,672	59,996
Total	$85,482	$140,744	$238,842	$370,494

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

Sales in the Lighting, Display & Power Electronics markets increased in the third quarter, reflecting an improvement in LED industry conditions. Following a prolonged period of weakness, demand for TV display backlighting has started to stabilize and consume excess LED capacity.  As a result, LED chip manufacturers have begun to make capital investments to support ongoing growth in LED demand for general lighting, signage, and automotive applications. While we have limited long-term visibility, we believe these trends are positive for metal organic chemical vapor deposition (“MOCVD”) demand in the near term. Our broad portfolio of MOCVD technologies has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. Our TurboDisc® EPIK™ 700 Gallium-Nitride (“GaN”) MOCVD system continues to win new business for blue LEDs. Our recently introduced TurboDisc K475i™ Arsenic-Phosphide (“AsP”) MOCVD system targets red-orange-yellow LEDs, laser diodes, and high-efficiency triple junction photovoltaic solar cells and has quickly gained market momentum.

Following record sales in the first half of the year, sales in the Advanced Packaging, MEMS & RF markets declined in the third quarter. RF applications represented the largest portion of sales in these markets as customers made incremental investments to support next generation mobile devices. We continue to focus on expanding into the advanced packaging markets with our Precision Surface Processing (“PSP”) product family.  Our versatile PSP product architecture is well suited for a multitude of advanced packaging process schemes, including WLFO (wafer level fan out) and 3D TSV (thru silicon via) applications.

Sales in the Scientific & Industrial market were comprised of a broad range of customers, spanning multiple product lines. Our SPECTOR ion beam deposition products represented the largest component of these sales.  SPECTOR is used by optical coating suppliers to manufacture a variety of products including laser mirrors, optical fibers, and anti-reflective coatings. We continue to win a majority of research opportunities, supported by our molecular beam epitaxy (“MBE”) GENXplor R&D product. Our MBE systems enable universities and research consortia to conduct advanced materials research. Our MBE systems are also used for production applications, such as fiber lasers, where high volume throughput and low cost of ownership are required. The diverse customer base represented by the Industrial & Scientific markets support ongoing demand for our products; however, sales can be highly variable quarter to quarter.

Sales in the Data Storage market were lower in the third quarter, although disk drive manufacturers continued to make incremental investments to upgrade their installed base of equipment. This mature market is facing softening demand for personal computers in the near term and a shift from HDDs to solid state drives in the longer term. Accordingly, our customers in the HDD industry are not expected to make significant investments in new capacity. This is consistent with recent experience that investments are being made on an “as-needed” basis. Orders are expected to continue to fluctuate from quarter to quarter.

Results of Operations

For the three months ended September 30, 2016 and 2015

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	Three months ended September 30,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Net sales	$85,482	100%	$140,744	100%	$(55,262)	(39)%
Cost of sales	52,027	61%	86,494	61%	(34,467)	(40)%
Gross profit	33,455	39%	54,250	39%	(20,795)	(38)%
Operating expenses, net:
Research and development	19,892	23%	19,200	14%	692	4%
Selling, general, and administrative	18,396	22%	21,905	16%	(3,509)	(16)%
Amortization	5,261	6%	5,891	4%	(630)	(11)%
Restructuring	1,798	2%	469	0%	1,329	*
Asset impairment	56,035	66%	—	0%	56,035	*
Other, net	795	1%	207	0%	588	*
Total operating expenses, net	102,177	120%	47,672	34%	54,505	114%
Operating income (loss)	(68,722)	(80)%	6,578	5%	(75,300)	*
Interest income, net	260	0%	161	0%	99	61%
Income (loss) before income taxes	(68,462)	(80)%	6,739	5%	(75,201)	*
Income tax expense	1,136	1%	1,433	1%	(297)	(21)%
Net income (loss)	$(69,598)	(81)%	$5,306	4%	$(74,904)	*

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three months ended September 30,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Saless by market
Lighting, Display & Power Electronics	$49,427	58%	$94,302	67%	$(44,875)	(48)%
Advanced Packaging, MEMS & RF	12,092	14%	13,541	10%	(1,449)	(11)%
Scientific & Industrial	13,938	16%	14,897	10%	(959)	(6)%
Data Storage	10,025	12%	18,004	13%	(7,979)	(44)%
Total	$85,482	100%	$140,744	100%	$(55,262)	(39)%
Sales by geographic region
United States	$19,104	22%	$19,405	14%	$(301)	(2)%
China	21,238	25%	81,156	58%	(59,918)	(74)%
EMEA	19,703	23%	21,304	15%	(1,601)	(8)%
Rest of World	25,437	30%	18,879	13%	6,558	35%
Total	$85,482	100%	$140,744	100%	$(55,262)	(39)%

The overall sales decline was primarily due to reduced sales in Lighting, Display & Power Electronics, which was driven by an oversupply of LED units in this market, and a decline in Data Storage, which was a result of demand variability associated with this mature market.  By geography, the largest sales decline was in China, which was attributable to the decline in Lighting, Display & Power Electronics, partially offset by increases in Rest of World. We expect there will continue to be variations in our future sales distribution across markets and geographies.

Bookings increased to $118.0 million for the three months ended September 30, 2016 from $51.7 million for the comparable prior year period. The increase in bookings was primarily attributable to improvements in the Lighting, Display & Power Electronics market as we are seeing some improvement in LED industry conditions. We expect continued variations in quarter-to-quarter results, and we expect Data Storage demand to generally be weak as customers make limited technology purchases.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. For the three months ended September 30, 2016, the book-to-bill ratio was about 1.4. Our backlog increased from $144.2 million at June 30, 2016 to $176.5 million at September 30, 2016.

Gross Profit

In the third quarter of 2016, gross profit decreased compared to 2015 due to a sharp decline in sales volume. Gross margins remained steady despite the decline in overall sales volume principally due to a favorable mix of products sold in the period and from the benefits associated with ongoing cost reduction activities.

Research and development expenses

Research and development expenses increased slightly due to small changes in personnel-related expenses. However, we expect research and development expenses to decline in the fourth quarter as certain development programs are completed. We expect to fund research and development programs that position the Company for future growth.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to reductions in personnel and personnel-related expenses, equity compensation, and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs in response to market conditions.

Amortization expense

The decrease in amortization expense is a result of certain intangible assets becoming fully amortized, including the backlog and trademark/tradename assets associated with the December 2014 Precision Surface Processing (“PSP”) acquisition. In addition, during the third quarter of 2016, we decided to significantly reduce future investments in our Atomic Layer Deposition (“ALD”) technology development and, as a result, recorded a charge for impairment of the ALD assets, including a non-cash $54.3 million impairment of intangible purchased technology. As a result, going forward we expect there will be a significant decline in amortization expense.

Restructuring expense

During the third quarter of 2016, we undertook additional restructuring activities as part of our initiative to streamline operations, enhance efficiency, and reduce costs that was announced during the second quarter of 2016. As a result of these actions, we notified approximately 10 additional employees of their termination. We also incurred restructuring costs associated with our decision to reduce future investments in our ALD technology development, which impacts approximately 25 employees. We incurred $1.7 million of personnel severance and related costs and $0.1 million of facility closing costs. Over the next few quarters, we expect to incur additional restructuring costs of $4 to $7 million as we finalize these activities.

Asset impairment expense

As a result of our decision to significantly reduce future investments in our ALD technology development, during the third quarter of 2016 we recorded non-cash asset impairment charges of $57.6 million, the vast majority of which relates to the impairment of the intangible ALD technology asset. In addition, we engaged potential buyers and re-evaluated market conditions for the sale of a building that was previously impaired when it was designated as held for sale during the second quarter of 2016. Our updated assessment of fair market value for the building required us to increase the carrying value of the building, which is still lower than the original pre-impairment carrying value, and record a contra-impairment charge of $1.6 million.

Income tax expense

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended September 30, 2016 and 2015 was $1.1 million and $1.4 million, respectively. The 2016 tax expense included $0.3 million relating to our U.S. operations and $0.8 million relating to our non-U.S. operations, compared to 2015 when our expense included $0.4 million benefit related to U.S. operations and $1.8 million expense related to non-U.S. operations.  The decrease in our expense in 2016 was primarily related to reduced pretax income from our non-U.S. operations, offset by an increase in our U.S. tax expense.

For the nine months ended September 30, 2016 and 2015

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment.

	Nine months ended September 30,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Net sales	$238,842	100%	$370,494	100%	$(131,652)	(36)%
Cost of sales	141,991	59%	232,038	63%	(90,047)	(39)%
Gross profit	96,851	41%	138,456	37%	(41,605)	(30)%
Operating expenses, net:
Research and development	63,545	27%	57,904	16%	5,641	10%
Selling, general, and administrative	58,230	24%	69,153	19%	(10,923)	(16)%
Amortization	15,785	7%	21,832	6%	(6,047)	(28)%
Restructuring	3,993	2%	3,509	1%	484	14%
Asset impairment	69,662	29%	126	0%	69,536	*
Other, net	884	0%	(795)	0%	1,679	*
Total operating expenses, net	212,099	89%	151,729	41%	60,370	40%
Operating income (loss)	(115,248)	(48)%	(13,273)	(4)%	(101,975)	*
Interest income (expense), net	713	0%	442	0%	271	61%
Income (loss) before income taxes	(114,535)	(48)%	(12,831)	(3)%	(101,704)	*
Income tax provision (benefit)	2,677	1%	9,360	3%	(6,683)	71%
Income (loss) from continuing operations	$(117,212)	(49)%	$(22,191)	(6)%	$(95,021)	*

* Not Meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Nine months ended September 30,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Market Analysis
Lighting, Display & Power Electronics	$97,132	41%	$240,751	65%	$(143,619)	(60)%
Advanced Packaging, MEMS & RF	52,400	22%	40,545	11%	11,855	29%
Scientific & Industrial	48,675	20%	46,493	13%	2,182	5%
Data Storage	40,635	17%	42,705	11%	(2,070)	(5)%
Total Sales	$238,842	100%	$370,494	100%	$(131,652)	(36)%
Regional Analysis
United States	$66,550	28%	$67,006	18%	$(456)	(1)%
China	54,621	23%	191,874	52%	(137,253)	(72)%
EMEA	61,999	26%	51,618	14%	10,381	20%
Rest of World	55,672	23%	59,996	16%	(4,324)	(7)%
Total Sales	$238,842	100%	$370,494	100%	$(131,652)	(36)%

The overall sales decline was primarily due to reduced sales in Lighting, Display & Power Electronics driven by an oversupply of LED units in the market. The decrease was partially offset by increased sales into the Advanced Packaging, MEMS & RF and Scientific & Industrial markets. By geography, sales decreased in all regions, except EMEA.  The largest sales decline was in China, which was attributable to the decline in Lighting, Display & Power Electronics. We expect there will continue to be variations in our future sales distribution across markets and geographies.

Bookings decreased to $247.3 million for the nine months ended September 30, 2016 from $277.3 million for the comparable prior year period. The decrease in bookings was primarily attributable to weak activity in the Lighting, Display & Power Electronics market in the first half of 2016 driven by an oversupply of LED units in the market. Beginning in the third quarter of 2016, we are seeing some improvement in LED industry conditions. While there may continue to be quarter-to-quarter variations, we also expect Data Storage demand to generally be weak as customers make limited technology purchases.

For the nine months ended September 30, 2016, the book-to-bill ratio was 1.04. Our backlog decreased slightly from $186.0 million at December 31, 2015 to $176.5 million at September 30, 2016, which includes a backlog adjustment of approximately $17.6 million relating to a partial cancellation of a prior period sales order.

Gross Profit

For the nine months ended September 30, 2016, gross profit decreased compared to 2015 due to a sharp decline in sales volume partially offset by improved gross margins. Gross margins increased despite the decline in overall sales volume principally due to a favorable mix of products sold in the period and from the benefits associated with ongoing cost reduction activities.

Research and development expenses

Research and development expenses increased due to the additional use of third party contractors to accelerate the development of products for the Lighting, Display & Power Electronics market, personnel-related expenses, and depreciation of research and development-related property, plant, and equipment, partially offset by decreased incentive compensation. We expect research and development expenses expect to decline in the fourth quarter as certain development programs are completed. We expect to fund research and development programs that position the Company for future growth.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased primarily due to reductions in sales commissions, incentive compensation, as a result of the decline in our financial performance as well as a decrease in personnel-related expenses as a result of our initiative to streamline operations, enhance efficiency, and reduce costs in response to market conditions.

Amortization expense

The decrease in amortization expense is a result of certain intangible assets become fully amortized, including the backlog and trademark/tradename assets associated with the December 2014 Precision Surface Processing (“PSP”) acquisition. In addition, during the third quarter of 2016, we decided to significantly reduce future investments in our ALD technology development and, as a result, recorded a charge for impairment of the ALD assets, including a non-cash $54.3 million impairment of intangible purchased technology. As a result, going forward, we expect there will be a significant decline in amortization expense.

Restructuring expense

During the nine months ended September 30, 2016, we undertook restructuring activities as part of our initiative to streamline operations, enhance efficiency, and reduce costs. As a result of these actions, we notified approximately 50 employees of their termination. During the first nine months of 2016, we recorded restructuring charges of $3.1 million, consisting of $2.8 million of personnel severance and related costs and $0.3 million of facility closing costs. In addition, during the third quarter of 2016, we decided to significantly reduce our future investments in ALD technology development and, as a result, recorded personnel severance and related restructuring charges of $0.9 million.  Over the next few quarters, we expect to incur additional restructuring costs of $4 to $7 million as we finalize these activities.

Asset Impairment expense

As a result of our decision to significantly reduce future investments in our ALD technology development, during third quarter we recorded non-cash asset impairment charges of $57.6 million, the vast majority of which relates to the impairment of the intangible ALD technology asset. We evaluated the market conditions for all of our assets held for sale and made adjustments to the carrying value of the assets to match their fair market value, less cost to sell. As a result, we recorded net non-cash impairment charges of approximately $5.9 million. Additionally, we removed certain lab equipment that was no longer required from our facilities and recorded a non-cash impairment of $6.1 million.

Income tax expense

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the nine months ended September 30, 2016 and 2015 was $2.7 million and $9.4 million, respectively. The 2016 tax expense included $1.2 million relating to our U.S. operations and $1.5 million relating to our non-U.S. operations, compared to 2015 when our expense included $4.9 million related to U.S. operations and $4.5 million related to non-U.S. operations. The decrease in our expense in 2016 was primarily related to a significant reduction in our withholding taxes included in our 2015 U.S. tax expense as well as reduced pretax income from our non-U.S. operations in 2016.

Liquidity and Capital Resources

We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital, contractual obligations, and other cash flow needs for the next twelve months. Our cash and cash equivalents as well as short-term investments at September 30, 2016 and December 31, 2015 were:

	September 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$274,018	$269,232
Short-term investments	62,835	116,050
Total	$336,853	$385,282

At September 30, 2016 and December 31, 2015, cash and cash equivalents of $161.5 million and $135.3 million, respectively, were held outside the United States. It is our current intention to permanently reinvest the cash and cash equivalent balances held in China, Taiwan, and Malaysia, and our current forecasts do not require repatriation of the funds back to the United States. At September 30, 2016, we had $108.4 million in cash held outside the United States on which we may have to pay significant U.S. income taxes to repatriate. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to pay vendors, conduct operations throughout our global organization, or make acquisitions.

Cash Flows from Operating Activities

	Nine months ended September 30,
	2016	2015
	(in thousands)
Net income (loss)	$(117,212)	$(22,191)
Non-cash items:
Depreciation and amortization	26,010	30,766
Deferred income taxes	1,529	1,794
Share-based compensation expense	12,133	14,038
Asset impairment	69,662	126
Other	160	(841)
Changes in operating assets and liabilities	(16,590)	(1,842)
Net cash provided by (used in) operating activities	$(24,308)	$21,850

Cash used in operating activities for the nine months ended September 30, 2016 reflects net income adjusted for the effect of non-cash charges and changes in working capital components. Non-cash charges included depreciation, amortization, share-based compensation expense, asset impairment, and deferred taxes. Cash from operating activities was negatively impacted by changes in inventory, accounts payable and accrued expenses, and accounts receivable, partially offset by changes in customer deposits and deferred revenue and prepaid expenses and other current assets.

Cash Flows from Investing Activities

	Nine months ended September 30,
	2016	2015
	(in thousands)
Capital expenditures	$(10,717)	$(11,069)
Changes in investments, net	52,921	51,647
Proceeds from sale of lab tools	—	2,648
Other	463	(662)
Net cash provided by investing activities	$42,667	$42,564

Cash provided by investing activities during the nine months ended September 30, 2016 is primarily attributed to net liquidations of short-term investments, offset by capital expenditures. As part of our efforts to streamline operations, enhance efficiency, and reduce costs, we are making certain investments in our facilities to support the consolidation activities, and we expect to incur additional capital expenditures of $6 to $9 million over the next few quarters related to these activities.

Cash Flows from Financing Activities

	Nine months ended September 30,
	2016	2015
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(711)	$(785)
Proceeds from employee stock purchase plan	719	$—
Purchases of common stock	(13,349)	—
Repayments of long-term debt	(252)	(233)
Net cash used in financing activities	$(13,593)	$(1,018)

Cash flows used in financing activities during the nine months ended September 30, 2016 is primarily a result of our purchases of common shares as part of the share buyback program initiated during the fourth quarter of 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate changes primarily relates to our investment portfolio. We centrally manage our investment portfolio considering investment opportunities and risks, tax consequences, and overall financing strategies. Our short term investment portfolio includes fixed income securities with a fair value of $62.8 million at September 30, 2016. These securities are subject to interest rate risk; a 100 basis point increase in interest rates would result in a decrease in the fair value of the September 30, 2016 investment portfolio of $0.2 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we would not realize the losses in the Consolidated Statements of Operations unless the individual fixed income securities are sold prior to maturity or a loss position is determined to be other-than-temporary.

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

We may manage our risks and exposures to currency exchange rates through the use of derivative financial instruments. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes. During the nine months ended September 30, 2016 and 2015, we did not own any derivatives.

Our net sales to customers located outside of the United States represented approximately 78% and 72% of our total net sales for the three and nine months ended September 30, 2016, respectively and 86% and 82% for the comparable 2015 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total sales. Our sales denominated in currencies other than the U.S. dollar represented 2% and 4% of total net sales in the three and nine months ended September 30, 2016, respectively, and 2% for the comparable 2015 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective at September 30, 2016. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2015, our Board of Directors authorized a program to repurchase up to $100 million of our common stock to be completed through October 28, 2017. At March 31, 2016, $22.3 million of the $100 million had been utilized. No repurchases occurred during the second and third quarter of 2016. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
10.1	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2016.	*
10.2	Form of Notice of Critical Priorities Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2016.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.SCH	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*	Filed herewith
**	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2016.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer