Form 10-K
period 2016-12-31
VEECO INSTRUMENTS INC
filed 2017-02-22
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant at July 1, 2016 (the last business day of the registrant’s most recently completed second quarter) was $655,733,038 based on the closing price of $16.38 on the NASDAQ Stock Market on that date.

The number of shares of each of the registrant’s classes of common stock outstanding on February 14, 2017 was 40,595,406 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VEECO INSTRUMENTS INC.

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking information relating to Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “Registrant,” “we,” “our,” or “us,” unless the context indicates otherwise) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “believes,” “anticipates,” “expects,” “estimates,” “targets,” “plans,” “intends,” “will,” and similar expressions relating to the future are intended to identify forward-looking information. Discussions containing such forward-looking statements may be found in Part I. Items 1, 3, 7 and 7A hereof, as well as within this Form 10-K generally. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, including with respect to our pending acquisition of Ultratech, some of which are described under the caption “Risk Factors” in Part I, Item 1A, and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-K as believed, anticipated, expected, estimated, targeted, planned, or similarly identified. We do not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

PART I

Item 1. Business

We create process equipment that enables technologies for a cleaner and more productive world. We design, develop, manufacture, market, and support thin film equipment to meet the demands of key global trends such as improving energy efficiency, enhancing mobility, and increasing connectivity. Our equipment is used to make electronic devices which enable these trends, including light emitting diodes (“LEDs”), micro-electromechanical systems (“MEMS”), wireless devices, power electronics, hard disk drives (“HDDs”), and semiconductor devices. Our products are sold to semiconductor and advanced packaging device manufacturers, and we may also license our technology to our customers or partners.

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

Recent Developments

On February 2, 2017, Veeco and Ultratech, Inc. (“Ultratech”), a leading supplier of lithography, laser-processing, and inspection systems used to manufacture semiconductor devices and LEDs, signed a definitive agreement for Veeco to acquire Ultratech. The Boards of Directors of both Veeco and Ultratech have unanimously approved the transaction.

Ultratech shareholders will receive (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding. Based on Veeco’s closing stock price on February 1, 2017, the transaction consideration is valued at approximately $28.64 per Ultratech share. The implied total transaction value is approximately $815 million and the implied enterprise value is approximately $550 million, net of Ultratech’s net cash balance as of December 31, 2016. The transaction is expected to close in the second calendar quarter of 2017, subject to approval by Ultratech shareholders, regulatory approvals in the United States, and other customary closing conditions.

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

•         Utilizing a combination of outsourced and internal manufacturing strategies to flex manufacturing capacity through industry investment cycles without compromising quality or performance; and

•         Pursuing partnerships and acquisitions to expand our product portfolio into new and adjacent markets to drive sales growth.

Markets

Our systems are used in the creation of a broad range of microelectronic components, including LEDs, MEMS, radio frequency (“RF”) filters, power semiconductors, thin film magnetic heads (“TFMHs”), and other semiconductor devices. Our customers who manufacture these devices invest in our systems to develop next generation products and deliver more efficient, cost effective, and advanced technological solutions. We operate in a cyclical business environment, and our customers’ buying patterns are dependent upon industry trends. Our products are sold into multiple markets, and the following discussion focuses on the trends that most influence our business within each of those markets.

Lighting, Display & Power Electronics

LED technology has existed for more than 50 years; however, commercial adoption of LEDs was limited to niche applications until the most recent decade. In the early 1990’s, researchers developed a process utilizing Gallium Nitride (“GaN”) that created a low cost blue LED to produce white light. With that breakthrough, the LED industry started, and the number of applications for LEDs began to expand.

Since that time, the LED industry has experienced multiple growth cycles brought on by the adoption of LED technology for consumer and commercial applications. The first wave of LED growth was driven by mobile phones, which implemented the use of LED technology for display backlighting. The LED industry experienced its second period of rapid growth as LEDs were adopted for TV display backlighting. More recently, the adoption of LEDs for solid state lighting has given rise to a third wave of demand. LED technology offers energy and cost savings opportunities in lighting, which align with the global shift toward energy efficiency initiatives.

Our metal organic chemical vapor deposition (“MOCVD”) technology is at the core of the manufacturing process for GaN-based LEDs. We have benefited with each growth cycle, as LED producers invest in MOCVD process equipment to capture share in these markets. Demand for our equipment has historically been cyclical in nature, influenced by multiple factors, including: macroeconomic conditions; prices for LED chips; supply and demand dynamics; and our customers’ manufacturing plans. However, we expect the ongoing adoption of LED lighting to drive the need for additional MOCVD capacity over the next several years.

MOCVD technology is equally important in the manufacturing of red, orange, and yellow (“ROY”) LEDs, which are used increasingly for fine-pitch digital signage and automotive lighting applications. For these applications, our MOCVD technology is used to deposit highly uniform Arsenic Phosphide (“AsP”) films which create amber and red hues. AsP MOCVD technology is also used to produce multiple other devices including infrared LEDs and vertical-cavity surface-emitting lasers (“VCSELS”) used for optical data communication. While the market opportunity for AsP MOCVD technology is smaller than the GaN MOCVD market for blue LEDs, we expect to also benefit from growth driven by increased adoption of LED technology for automobiles, outdoor display, signage, and other applications.

Our MOCVD technologies are also crucial in the manufacturing of GaN-on-Silicon based power electronic devices. Global demand is increasing for advanced power electronics with greater energy efficiency, smaller footprints, higher operating temperatures, faster switching capabilities, and greater reliability. These devices support many needs, including more efficient IT servers, electrical motors, electric vehicles, wind turbines, and photovoltaic power inverters.

While silicon-based transistors are widely used in power electronic devices today, GaN-on-Silicon based power electronics developed on MOCVD tools can potentially deliver higher performance (e.g., smaller power supply form factors, higher efficiency, and faster switching speeds). In recent years, global industry leaders in power electronics have focused on research and development (“R&D”) programs to commercialize this new technology. Device manufacturers will likely begin to transition from development to production of these devices over the next couple of years; we can benefit from this transition as our customers invest in process equipment to support this production ramp-up.

In addition to depositing the critical GaN layer with our MOCVD products, our Precision Surface Processing (“PSP”) products address multiple etch and clean steps required to manufacture these advanced power electronics and LED devices.

Advanced Packaging, MEMS & RF

Advanced Packaging includes a portfolio of wafer-level assembly technologies that enable the miniaturization and performance improvement of electronic products, such as smartphones, smartwatches, and other mobile applications. As process steps such as wet etch and cleans in Advanced Packaging have become increasingly more challenging, our PSP products have been gaining traction in this growing market segment. Demand for higher performance, increased functionality, smaller form factors, and lower power consumption in mobile devices, consumer electronics, and high performance computing is driving the adoption of advanced packaging technology. Independent Device Manufacturers (“IDMs”) and Outsourced Semiconductor Assembly and Test (“OSAT”) companies are implementing multiple advanced packaging approaches including Fan-Out Wafer Level Packaging (“FO-WLP”), recently deployed in high-volume manufacturing and Through Silicon Via (“TSV”) to enable stacked memory, 2.5D, and 3D packaging devices.

MEMS devices are used for an increasing number of applications, including accelerometers for automobile airbags, pressure sensors for medical uses, and gyroscopes for a variety of consumer products, such as gaming consoles and mobile devices. One of the fastest growing MEMS applications has been RF filters for mobile devices, driven by increasingly complex wireless standards, the exponential growth of mobile data, and carrier aggregation. In order to address these growing demands, the number of discrete RF filters in an average smartphone is expected to double from 50 to 100 by 2020. These trends are positive for us, particularly for our PSP products, where our technology is enabling some of the most challenging process steps, as well as our ion beam etch and Molecular Beam Epitaxy (“MBE”) products, which are used to create Bulk Acoustic Wave (“BAW”) and Surface Acoustic Wave (“SAW”) RF filters.

Data Storage

The Data Storage market involves the storage of data in electromagnetic or other forms for use by a computer or other devices, including HDDs used in large capacity storage applications. While HDDs face significant competition from flash memory, we believe that HDDs will continue to provide significant value for mass storage and will remain at the forefront of large capacity storage applications. This is especially true for data center applications where large volumes of data storage are required to serve an increasingly mobile population. The HDD manufacturing industry continues to optimize its existing manufacturing capacity to address demand. As a result, we expect future sales to be focused on implementation of new technologies as opposed to capacity expansion. Future demand for our data storage systems is unclear and sales are expected to fluctuate from quarter to quarter. Our process knowledge and magnetic materials expertise from the Data Storage market positions us well for certain front-end semiconductor and MEMS opportunities, as thin film magnetic manufacturing methods become increasingly used in these markets.

Scientific & Industrial

The Scientific and Industrial markets include advanced materials research and a broad range of manufacturing applications including high-power fiber lasers, infrared detectors, optical coatings, and extreme ultraviolet (“EUV”) photomasks blanks.

Our MBE systems are used by scientific research organizations and universities to drive new discoveries in the areas of materials science. MBE enables precise epitaxial crystal growth for a wide variety of materials, which supports the development of new performance materials used for emerging technologies. MBE technology is also used in the manufacturing of products such as high-power lasers and infrared sensors. Our tools create highly uniform Gallium-Arsenide (“GaAs”) or Indium-Phosphide (“InPh”) film layers, which are critical to the performance of these devices. Our PSP products are also used to manufacture infrared sensors.

Our Ion Beam Deposition (“IBD”) tools are used to produce high quality optical films for multiple applications including laser mirrors, optical filters, and anti-reflective coatings. Our tools deposit thin layers of advanced materials on various substrates to alter how light is reflected and transmitted. Our ability to precisely deposit high quality films with extremely low particulate levels make our ion beam deposition technology ideal for manufacturing defect-free EUV photomask blanks. The front-end semiconductor industry is expected to adopt EUV lithography to meet future device requirements. Future growth will depend on overall adoption of EUV technology.

System products

Metal Organic Chemical Vapor Deposition Systems

We are the world’s leading supplier of MOCVD systems. MOCVD production systems are used to make GaN-based devices (such as blue and green LEDs) and AsP-based devices (such as ROY LEDs), which are used in television and computer display backlighting, general illumination, large area signage, specialty illumination, power electronics, and many other applications. Our TurboDisc® EPIK®700 GaN MOCVD system combines the industry’s highest productivity and best-in-class yields with low cost of ownership, further enabling lower manufacturing costs for LED applications. In 2016, we introduced the TurboDisc K475i™ AsP MOCVD system, which offers best-in-class productivity and yields for ROY LEDs, infra-red LEDs, and high-efficiency triple junction photovoltaic solar cell applications. Our Propel™ PowerGaN™ MOCVD System (“Propel”) enables the development of highly-efficient GaN-based power electronic devices that have the potential to accelerate the industry’s transition from research and development to high volume production. The Propel system offers 200mm technology and incorporates single-wafer reactor technology for outstanding film uniformity, yield, and device performance.

Precision Surface Processing Systems

Our Precision Surface Processing systems offer single wafer wet etch, clean, and surface preparation solutions which target high growth segments in advanced packaging, MEMS, LEDs, and compound semiconductor markets. The WaferStorm® platform is based on PSP’s unique ImmJET™ technology, which provides improved performance at a lower cost of ownership than conventional wet bench-only or spray-only approaches. This highly flexible platform targets solvent based cleaning applications that require a significant level of process control and flexibility. The WaferEtch® platform provides highly uniform, selective etching with onboard end point detection for improved process control and yield in bumping applications. In addition, PSP has developed a state-of-the-art solution with the WaferEtch platform to address the requirements of TSV reveal, in which the backside of a wafer is thinned to reveal the copper interconnects. PSP’s TSV technology offers a significant cost of ownership reduction compared with dry etch processing by replacing up to four separate process steps.

Ion Beam Etch and Deposition Systems

Our NEXUS® IBD systems utilize ion beam technology to deposit precise layers of thin films. IBD systems deposit high purity thin film layers and provide excellent uniformity and repeatability. Our NEXUS Ion Beam Etch (“IBE”) systems utilize a charged particle beam consisting of ions to etch precise, complex features. The NEXUS systems may be included on our cluster system platform to allow either parallel or sequential deposition/etch processes. These systems are used primarily by data storage and telecommunications device manufacturers in the fabrication of discrete and integrated microelectronic devices.

We also provide a broad array of ion beam sources. These technologies are applicable in the HDD industry as well as for optical coatings and other end markets. Our SPECTOR® Ion Beam Sputtering system was developed for high precision coatings and offers manufacturers state of the art optical thickness monitoring, improved productivity, and target material utilization, for cutting-edge optical interference coating applications.

Molecular Beam Epitaxy Systems

MBE is the process of precisely depositing epitaxially-aligned atomically-thin crystalline layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. We are the leading supplier of MBE systems worldwide. Our MBE systems, sources, and components are used to develop and manufacture critical epitaxial layers in a wide variety of applications such as solar cells, high-power fiber lasers, infrared detectors, mobile phones, radar systems, and displays. For many compound semiconductors, MBE is the critical step of the fabrication process, ultimately determining device functionality and performance. We provide MBE systems and components for the production of wireless devices (e.g., power amplifiers, high electron mobility transistors, or hetero-junction bipolar transistors) and a broad array of research applications for new compound semiconductor materials. Our GENxplor® R&D MBE System is the industry’s first fully-integrated MBE system for the compound semiconductor research and development market. The GENxplor MBE system creates high quality epitaxial layers on substrates up to 3” in diameter and is ideal for cutting-edge research on a wide variety of materials including gallium arsenide, nitrides, and oxides. Our GEN2000® and GEN200® production MBE systems continue to set standards for volume production of MBE-based compound semiconductor devices.

Other Deposition and Industrial Products

We make a broad array of deposition systems including Physical Vapor Deposition, Diamond-Like Carbon Deposition, and Chemical Vapor Deposition Systems. In addition, our Optium® products generally are used in “back-end” applications in data storage fabrication facilities where TFMHs or “sliders” are fabricated. This equipment includes lapping tools, which enable precise material removal within three nanometers, which is necessary for advanced TFMHs. We also manufacture tools that slice and dice wafers into row bars and TFMHs.

Sales and Service

We sell our products and services worldwide primarily through various strategically located facilities in the United States, Europe, and the Asia-Pacific region. We believe that our customer service organization is a significant factor in our success. We provide service and support on a warranty, service contract, and an individual service-call basis. We believe that offering timely support creates stronger relationships with customers and provides us with a significant competitive advantage. Revenue from the sales of parts, upgrades, service, and support represented approximately 28%, 22%, and 25% of our net sales for the years ended December 31, 2016, 2015, and 2014, respectively. Parts and upgrade sales represented approximately 21%, 18%, and 21% of our net sales for those years, respectively, and service and support sales were 6%, 4%, and 4% respectively.

Customers

We sell our products to many of the world’s LED, MEMS, OSAT, HDD and semiconductor manufacturers, as well as research centers and universities. We rely on certain principal customers for a significant portion of our sales. Sales to OSRAM Opto Semiconductors accounted for more than 10% of our total net sales for 2016; sales to San’an Optoelectronics Co. and KAISTAR Lighting (Xiamen) Co. each accounted for more than 10% of our total net sales in 2015; sales to HC SemiTek Corp. and Seoul Viosys Co. each accounted for more than 10% of our total net sales in 2014. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business prospects, financial condition, and operating results could be materially and adversely affected.

Research and Development

Our research and development functions are focused on the timely creation of new products and enhancements to existing products, both of which are necessary to maintain our competitive position. We collaborate with our customers to align our technology and product roadmaps to customer requirements. Our research and development activities take place at our facilities in St. Paul, Minnesota; Somerset, New Jersey; Plainview, New York; and Horsham, Pennsylvania.

Our research and development expenses were approximately $81.0 million, $78.5 million, and $81.2 million, or approximately 24%, 16%, and 21% of net sales for the years ended December 31, 2016, 2015, and 2014, respectively. These expenses consisted primarily of salaries, project materials, and other product development and enhancement costs.

Suppliers

We outsource certain functions to third parties, including the manufacturing of our MOCVD systems. While we primarily rely on one supplier for the manufacturing of these systems, we maintain a minimum level of internal manufacturing capability for these systems. Refer to Item 1A, “Risk Factors,” for a description of risks associated with our reliance on suppliers and outsourcing partners.

Backlog

Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months, and a deposit when required. Our backlog increased to $209.2 million at December 31, 2016 from $186.0 million at December 31, 2015. During 2016, we recorded backlog adjustments of approximately $17.9 million primarily related to a partial cancellation of a prior period customer order.

Competition

In each of the markets that we serve, we face substantial competition from established competitors, some of which have greater financial, engineering, and marketing resources than we do, as well as from smaller competitors. In addition, many of our products face competition from alternative technologies, some of which are more established than those used in our products. Significant factors for customer selection of our tools include system performance, accuracy, repeatability, ease of use, reliability, cost of ownership, and technical service and support. None of our competitors compete with us across all of our product lines.

Our competitors include: Aixtron; Advanced Micro-Fabrication Equipment (AMEC); Applied Materials; Canon Anelva; DCA Instruments; Grand Plastics Technology Corporation; Lam Research; Leybold Optics; Mantis Deposition Systems; MBE Komponenten; Oerlikon; Methode Electronics; Orbotech; Oxford Instruments; Riber; Scientech; Taiyo Nippon Sanso; and Tang Optoelectronics Equipment Company (TOPEC).

Intellectual Property

Our success depends in part on our proprietary technology, and we have over 300 patents in the United States and other countries and have additional applications pending for new inventions.

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

Refer to Item 1A, “Risk Factors,” for a description of risks associated with intellectual property.

Employees

At December 31, 2016 we had 716 employees, of which there were 230 in manufacturing and testing, 75 in sales and marketing, 111 in service and product support, 169 in engineering and research and development, and 131 in information technology, general administration, and finance. The success of our future operations depends on our ability to recruit and retain engineers, technicians, and other highly skilled professionals who are in considerable demand. We feel that we have adequate programs in place to attract, motivate, and retain our employees. We monitor industry practices to make sure that our compensation and employee benefits remain competitive. We believe that our employee relations are good. Refer to Item 1A, “Risk Factors,” for a description of risks associated with employee retention and recruitment.

Financial Information About Segments and Geographic Areas

We operate as a single reportable segment and report our financial results in four geographic regions: the United States; China; Europe, Middle East, and Africa (“EMEA”); and Rest of World (“ROW”). Refer to Note 18, “Segment Reporting and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our geographic operations. Refer to Item 1A, “Risk Factors,” for a description of risks relating to our geographic operations.

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

Our customer base continues to be highly concentrated. Orders from a relatively limited number of customers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. Our five largest customers accounted for 39% of our total net sales in 2016. Customer consolidation activity involving some of our largest customers could result in an even greater concentration of our sales in the future. Management changes at key customer accounts could result in a loss of future sales due to vendor preferences or other reasons and may introduce new challenges in managing customer relationships.

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

Our customer base is also highly concentrated in terms of geography, and the majority of our sales are to customers located in a limited number of countries. In 2016, 26% of our total net sales were to customers located in China. Dependence upon sales emanating from a limited number of regions increases our risk of exposure to local difficulties and challenges, such as those associated with regional economic downturns, political instability, fluctuating currency exchange rates, natural disasters, social unrest, pandemics, terrorism, or acts of war. Our reliance upon customer demand arising primarily from a limited number of countries could materially adversely impact our future results of operations.

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

To better align our costs with market conditions, increase the percentage of variable costs relative to total costs, and to increase productivity and operational efficiency, we have outsourced certain functions to third parties, including the manufacture of our MOCVD systems. We rely heavily on our outsourcing partners to perform their contracted functions to allow us the flexibility to adapt to changing market conditions, including periods of significantly diminished order volumes. If our outsourcing partners do not perform as required, or if our outsourcing model does not allow us to realize the intended cost savings and flexibility, our results of operations (and those of our third party providers) may be adversely affected. Disputes and possibly litigation involving third party providers could result, and we could suffer damage to our reputation. Dependence on contract manufacturing and outsourcing may also adversely affect our ability to bring new products to market. Although we attempt to select reputable providers, it is possible that one or more of these providers could fail to perform as we expect. In addition, the role of third party providers has required and will continue to require us to implement changes to our existing operations and adopt new procedures and processes for retaining and managing these providers in order to realize operational efficiencies, assure quality, and protect our intellectual property. If we do not effectively manage our outsourcing strategy or if third party providers do not perform as anticipated, we may not realize the benefits of productivity improvements, and we may experience operational difficulties, increased costs, manufacturing and/or installation interruptions or delays, inefficiencies in the structure and/or operation of our supply chain, loss of intellectual property rights, quality issues, increased product time-to-market and/or inefficient allocation of human resources, any or all of which could materially and adversely affect our business, financial condition, and results of operations.

We rely on a limited number of suppliers, some of whom are our sole source for particular components.

We currently outsource certain functions to third parties, including the manufacture of our MOCVD systems. We rely on a small number of suppliers for the manufacturing of these systems. While we maintain some level of internal manufacturing capability for these systems, the failure of our suppliers to meet their contractual obligations under our supply arrangements and our inability to make alternative arrangements or resume the manufacture of these systems ourselves could have a material adverse effect on our relationships with our customers and/or our business, financial condition, and results of operations.

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

Our success depends upon our ability to attract, retain, and motivate employees, including those in executive, managerial, engineering, and marketing positions, as well as highly skilled and qualified technical personnel and personnel to implement and monitor our financial and managerial controls and reporting systems. Attracting, retaining, and motivating such qualified personnel may be difficult due to challenging industry conditions, competition for such personnel by other technology companies, consolidations and relocations of operations, and workforce reductions, and there can be no assurance that we will be successful in recruiting or retaining key personnel. We have entered into employment agreements with certain key personnel but our inability to attract, retain, and motivate key personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

The demand for LEDs, HDDs, and our other products is highly dependent on sales of consumer electronics, such as televisions and computer monitors, computers, tablets, digital video recorders, smartphones, cell phones, and other mobile devices. Manufacturers of LEDs are among our largest customers and account for a substantial portion of our revenue. Factors that could influence the levels of spending on consumer electronic products include consumer confidence, access to credit, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have had and could continue to have a material adverse effect on the demand for our customers’ products and, in turn, on our customers’ demand for our products and services impacting our financial condition and results of operations. Furthermore, manufacturers of LEDs have in the past overestimated their potential for market share growth. If this growth is overestimated, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, obsolete inventory, and/or liabilities to our suppliers for products no longer needed.

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

•              multiple, conflicting, and changing governmental laws and regulations, including varying labor laws, tax regulations, import/export controls, changes to trade treaties, possible trade wars and other trade barriers and uncertainties;

•                 reliance on various information systems and information technology to conduct our business, which may be vulnerable to cyberattacks by third parties or breached due to employee error, misuse or other causes that could result in business disruptions, loss of or damage to intellectual property, transaction errors, processing inefficiencies, or other adverse consequences should our security practices and procedures prove ineffective; and

•                 different customs and ways of doing business.

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

We are regularly audited by various tax authorities. Income tax audit assessments or changes in tax laws, regulations, or other interpretations may result in increased tax provisions which could materially affect our operating results in the period or periods in which such determinations are made or changes occur.

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

We have indebtedness in the form of convertible senior notes which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders.

In January of 2017, we issued $345 million of 2.70% Convertible Senior Notes due 2023 (“Convertible Notes”). The Convertible Notes are convertible into Company common stock at an initial conversion rate of 24.98 shares of Company common stock per $1,000 principal amount of the Convertible Notes. The Company is obligated to repurchase the Convertibles Notes upon the occurrence of certain events described in the indenture relating to the Convertible Notes. The degree to which we are leveraged could have negative consequences, including but not limited to the following:

•                 we may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions;

•                 our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate, or other purposes may be limited;

•                 a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and

•                 we may elect to make cash payments upon any conversion of the Convertible Notes, which would reduce our cash on hand.

Our ability to meet our payment obligations under the Convertible Notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors, as well as other factors, that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

Furthermore, if the Convertible Notes are converted into shares of Company common stock, the issuance of additional shares of Company common stock would dilute the ownership interest of our existing shareholders and could have a dilutive effect on our net income per share to the extent that the price of our common stock exceeds the conversion price of the Convertible Notes. In addition, any sales in the public market of our common stock issuable upon conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC

470-20, an entity must separately account for the liability and equity components of certain convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our financial results, the trading price of our common stock, and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash can be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method or that we will continue to expect to settle the principal balance in cash. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, our diluted earnings per share could be adversely affected.

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

•                 the dilutive impact of our Convertible Notes; and

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

We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism, or other significant disruption.

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

If we are unable to complete our contemplated acquisition of Ultratech, Inc., our expected financial results and the market value of our common stock could be adversely affected.

On February 2, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ultratech, Inc. to acquire all of Ultratech’s issued and outstanding stock through a merger of Ultratech with one of our subsidiaries, Ulysses Acquisition Subsidiary Corp. (the “merger”). Consummation of the merger is subject to customary conditions to closing, including the receipt of required regulatory approvals. If any condition to the merger is not satisfied or waived, the merger will not be completed. The parties also may terminate the Merger Agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the merger on the negotiated terms. To the extent the merger is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected. Additional risks and uncertainties associated with the merger include:

•                 various conditions to the closing of the merger may not be satisfied or waived;

•                 the inability to obtain consents from third parties who have “change of control” or similar clauses in their agreements with Ultratech;

•                 the failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community;

•                 litigation relating to the merger could be commenced, which may prevent the merger from becoming effective within the expected time frame, if at all;

•                 required regulatory approvals from governmental entities may delay the merger or result in the imposition of conditions that could cause the abandonment of the merger; and

•                 the attention of our employees and management may be diverted due to activities related to the merger, which may harm our relationships with our employees, customers, distributors, suppliers, and other business partners, may impair our ability to continuously innovate to meet the industry inflections, and may result in a loss of or a substantial decrease in purchases by our customers.

Even if the Ultratech merger is consummated, we may not be able to successfully integrate the business of Ultratech with our own or realize the anticipated benefits of the merger.

The merger involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices with those of Ultratech. Potential difficulties that the combined company may encounter as part of the integration process include the following:

•                 the inability to successfully combine our business with Ultratech in a manner that permits the combined company to achieve the full revenue and cost synergies and other benefits anticipated to result from the merger;

•                 the loss of customers and strategic partners who may not wish to continue their relationships with the combined company;

•                 required regulatory approvals from governmental entities may result in limitations, additional costs or placement of restrictions on the conduct of the combined company, imposition of additional material costs on or materially limiting the revenues of the combined company following the merger;

•                 complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other business partners; and

•                 potential unknown liabilities and unforeseen increased expenses or delays associated with the merger.

In addition, we have operated and, until the completion of the merger will continue to operate, independently. It is possible that the integration process could result in the diversion of the attention of our management and the disruption of, or the loss of momentum in, our ongoing business. These and other factors could adversely affect our ability to maintain relationships with customers, suppliers, employees and other partners, and our ability to achieve the anticipated benefits of the merger.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and principal research and development, manufacturing, and sales and service facilities are:

	Approximate
Owned Facilities Location	Size (sq. ft.)	Mortgaged	Use
Plainview, NY	80,000	No	Corporate Headquarters; R&D; Manufacturing; Sales & Service
Somerset, NJ	80,000	No	R&D; Manufacturing; Sales & Service; Administration
St. Paul, MN (1)	75,000	Yes	Building for sale
St. Paul, MN (1)	43,000	Yes	R&D; Manufacturing; Sales & Service; Administration
Somerset, NJ	38,000	No	R&D; Sales & Service; Administration

(1) We consolidated our business into one building, leaving the adjacent building for sale.

	Approximate	Lease
Leased Facilities Location	Size (sq. ft.)	Expires	Use
Kingston, NY (2)	62,000	2018	Manufacturing
Somerset, NJ	57,000	2020	Warehouse
Horsham, PA	48,900	2024	R&D; Manufacturing; Sales & Service; Administration
Fremont, CA	25,000	2018	Sales & Service
Hillsborough, NJ (2)	14,000	2017	Warehouse
Hsinchu City, Taiwan	13,000	2020	Sales & Service; Administration
Shanghai, China	9,900	2017	Sales & Service; Administration

(2) Currently in the process of consolidating manufacturing sites and expect to vacate these locations during 2017.

In addition to the above, we lease a small office in Edina, Minnesota for sales and service and our foreign sales and service subsidiaries lease office space in Germany, Malaysia, Philippines, Singapore, South Korea, Thailand, and United Kingdom. We believe our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma. The plaintiff in the lawsuit, Patrick Colbus, sought unspecified damages and asserted claims that he suffered burns and other injuries while cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco. The lawsuit alleged, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. In April 2016, the parties settled the lawsuit, without any admission of wrongdoing. The settlement amount was fully covered by Veeco’s insurance.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Stock Market under the symbol “VECO.” The 2016 and 2015 high and low closing bid prices by quarter are as follows:

	2016		2015
	High	Low	High	Low
First Quarter	$20.64	$16.89	$35.12	$29.12
Second Quarter	19.72	15.79	31.89	28.25
Third Quarter	20.98	15.91	28.88	20.41
Fourth Quarter	29.95	19.75	21.83	18.02

On February 14, 2017, the closing price for our common stock on The NASDAQ Stock Market was $26.35, and we had 83 shareholders of record.

We have not paid dividends on our common stock. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements, and other circumstances.

Issuer Purchases of Equity Securities

On October 28, 2015, our Board of Directors authorized a program to repurchase up to $100 million of our common stock to be completed through October 28, 2017. We did not repurchase any shares during the fourth quarter of 2016. At December 31, 2016, $22.3 million of the $100 million had been utilized. Repurchases are expected to be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Stock Performance Graph

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright©2017 Standard & Poor’s, a division of S&P Global. All rights reserved.

ASSUMES $100 INVESTED ON DEC. 31, 2011

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31

	2011	2012	2013	2014	2015	2016
Veeco Instruments Inc.	100.00	141.78	158.22	167.69	98.85	140.14
S&P Smallcap 600	100.00	116.33	164.38	173.84	170.41	215.67
RDG MidCap Technology	100.00	102.28	160.01	149.09	138.27	138.23

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2016(1)	2015(1)	2014(1)	2013	2012(2)
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$332,451	$477,038	$392,873	$331,749	$516,020
Operating income (loss)	(120,402)	(23,232)	(79,209)	(71,812)	37,212
Income (loss) from continuing operations, net of tax	(122,210)	(31,978)	(66,940)	(42,263)	26,529
Basic income (loss) per common share from continuing operations	(3.11)	(0.80)	(1.70)	(1.09)	0.69
Diluted income (loss) per common share from continuing operations	(3.11)	(0.80)	(1.70)	(1.09)	0.68

(1) During the fourth quarter of 2014, the Company acquired PSP. The results of operations of PSP have been included in the consolidated financial statements since that date. Refer to Note 5, “Business Combinations,” for additional information.

(2) Information presented for 2012 excludes the results of our discontinued operations.

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$277,444	$269,232	$270,811	$210,799	$384,557
Short-term investments	66,787	116,050	120,572	281,538	192,234
Working capital	357,999	379,904	387,254	485,452	632,197
Total assets	758,532	890,789	929,455	947,969	937,304
Long-term debt (less current installments)	826	1,193	1,533	1,847	2,138
Total equity	594,595	714,615	738,932	780,230	811,212

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

A majority of our sales in Lighting, Display & Power Electronics were derived from customers who manufacture LEDs. Demand for LED manufacturing equipment fluctuates quarter-to-quarter depending on various factors, including but not limited to macroeconomic conditions, customer utilization rates, demand for TVs and smartphones, and the rate of LED adoption for general lighting. Starting in the second half of 2015, weak LED demand for TV backlighting adversely impacted sales of our MOCVD equipment. TV demand began to improve in 2016, particularly for larger sized panels, which require more LEDs to backlight compared with smaller panel sizes. At the same time, we have seen an increase in LED demand for fine-pitch digital signage. These trends have led to increased demand for our MOCVD equipment and build-up in our MOCVD backlog. While we have limited long-term visibility, we believe these trends are positive for MOCVD demand in the near term. Our broad portfolio of MOCVD technologies has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. Our TurboDisc® EPIK™ 700 GaN MOCVD system continues to win new business for blue LEDs. Our TurboDisc K475i™ AsP MOCVD system targets red-orange-yellow LEDs, laser diodes, and high-efficiency triple junction photovoltaic solar cells and continues to gain market momentum.

Sales into the Advanced Packaging, MEMS & RF market improved by 10% in 2016, supported by our expansion efforts in the Advanced Packaging space with our PSP product family. We continue to build positive momentum in this growing market and received orders from multiple new customers including a leading Asian OSAT supplier and a leading North American IDM. We expect to benefit as these customers invest in production capacity over the near to mid-term. Our versatile PSP product architecture is well suited for a multitude of advanced packaging process schemes, including WLFO (wafer level fan out) and 3D TSV (thru silicon via) applications.

Sales from Scientific & Industrial and Data Storage markets are generated primarily from our legacy products, which include our ion beam etch, ion beam deposition, and MBE product families. While equipment demand from each individual market may fluctuate quarter to quarter, the diverse customer base has historically provided a relatively stable revenue stream for the company on a combined basis. In 2016, increased demand for Industrial applications such as high-power laser diodes and advanced optical coatings offset softer demand from the Data Storage market for HDD capacity.

Agreement to Acquire Ultratech

On February 2, 2017, Veeco and Ultratech, Inc. (“Ultratech”), a leading supplier of lithography, laser-processing, and inspection systems used to manufacture semiconductor devices and LEDs, signed a definitive agreement for Veeco to acquire Ultratech. The Boards of Directors of both Veeco and Ultratech have unanimously approved the transaction.

Ultratech shareholders will receive (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding. Based on Veeco’s closing stock price on February 1, 2017, the transaction consideration is valued at approximately $28.64 per Ultratech share. The implied total transaction value is approximately $815 million and the implied enterprise value is approximately $550 million, net of Ultratech’s net cash balance as of December 31, 2016. The transaction is expected to close in the second calendar quarter of 2017, subject to approval by Ultratech shareholders, regulatory approvals in the United States, and other customary closing conditions.

Results of Operations

Years Ended December 31, 2016 and 2015

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2016 and 2015 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	For the year ended December 31,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Net sales	$332,451	100.0%	$477,038	100.0%	$(144,587)	(30)%
Cost of sales	199,593	60.0%	299,797	62.8%	(100,204)	(33)%
Gross profit	132,858	40.0%	177,241	37.2%	(44,383)	(25)%
Operating expenses, net:
Research and development	81,016	24.4%	78,543	16.5%	2,473	3%
Selling, general, and administrative	77,642	23.4%	90,188	18.9%	(12,546)	(14)%
Amortization of intangible assets	19,219	5.8%	27,634	5.8%	(8,415)	(30)%
Restructuring	5,640	1.7%	4,679	1.0%	961	21%
Asset impairment	69,520	20.9%	126	0.0%	69,394	*
Other, net	223	0.1%	(697)	(0.1)%	920	*
Total operating expenses, net	253,260	76.2%	200,473	42.0%	52,787	26%
Operating income (loss)	(120,402)	(36.2)%	(23,232)	(4.9)%	(97,170)	*
Interest income (expense), net	958	0.3%	586	0.1%	372	63%
Income (loss) before income taxes	(119,444)	(35.9)%	(22,646)	(4.7)%	(96,798)	*
Income tax expense (benefit)	2,766	0.8%	9,332	2.0%	(6,566)	70%
Income (loss) from continuing operations	$(122,210)	(36.8)%	$(31,978)	(6.7)%	$(90,232)	*

* Not Meaningful

Net Sales

The following is an analysis of sales by market and by region:

	For the year ended December 31,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Market Analysis
Lighting, Display & Power Electronics	$136,247	41.0%	$291,133	61.0%	$(154,886)	(53.2)%
Advanced Packaging, MEMS & RF	68,304	20.5%	61,935	13.0%	6,369	10.3%
Scientific & Industrial	74,913	22.5%	64,297	13.5%	10,616	16.5%
Data Storage	52,987	16.0%	59,673	12.5%	(6,686)	(11.2)%
Total Sales	$332,451	100.0%	$477,038	100.0%	$(144,587)	(30.3)%
Regional Analysis
United States	$85,637	25.8%	$86,627	18.2%	$(990)	(1.1)%
China	85,834	25.8%	242,442	50.8%	(156,608)	(64.6)%
EMEA	83,410	25.1%	64,019	13.4%	19,391	30.3%
Rest of World	77,570	23.3%	83,950	17.6%	(6,380)	(7.6)%
Total Sales	$332,451	100.0%	$477,038	100.0%	$(144,587)	(30.3)%

Total sales decreased in 2016 from 2015 primarily due to reduced sales in Lighting, Display & Power Electronics driven by an oversupply of LED units in the market. The decrease was partially offset by increased sales in the Scientific & Industrial and Advanced Packaging, MEMS & RF markets. Pricing was not a significant driver of the change in total sales. By geography, sales decreased in all regions, except EMEA. The largest sales decline was in China, which was attributable to the decline in Lighting, Display & Power Electronics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Between 2016 and 2015, orders decreased $10.2 million, or 3%, to $374.2 million. The decrease in orders was primarily attributable to a 43% decrease in orders in Advanced Packaging, MEMS & RF as well as a 27% decrease in Data Storage. These decreases were offset by increases in Lighting, Display & Power Electronics and Scientific & Industrial. In the second half of 2016, we saw some improvements in LED industry conditions. While there may continue to be year-to-year variations, we also expect Data Storage demand to generally be weak as customers make limited technology purchases.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. In 2016, the ratio was 1.1, a rise compared to 2015, when it was 0.8. Our backlog at December 31, 2016 was $209.2 million, which was higher than the ending backlog at December 31, 2015 of $186.0 million. During the year ended December 31, 2016, we recorded backlog adjustments of approximately $17.9 million primarily relating to a partial cancellation of a prior period customer order. For certain sales arrangements, we require a deposit for a portion of the sales price prior to manufacturing a system for a customer. At December 31, 2016 and 2015, we had customer deposits of $22.2 million and $28.2 million, respectively.

Gross Profit

Gross profit decreased compared to 2015 due to sharp decline in sales volume partially offset by improved gross margins. Gross margins increased despite the decline in overall sales volume principally due to favorable product and region mix of sales in the period and from the benefits associated with ongoing cost reduction activities.

Research and development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. R&D expenses increased in 2016 compared to 2015 as a result of a reduction in external funding used to offset the cost of R&D activities, as well as the additional use of third party contractors to accelerate the development of products for the Lighting, Display & Power Electronics market. We also incurred increased depreciation of research and development-related property, plant, and equipment. These increases were partially offset by decreased personnel-related incentive compensation. We expect our research and development expenses to decline in the future as a result of our decision to significantly reduce investments in our Atomic Layer Deposition (“ALD”) technology.

Selling, general, and administrative

Selling, general, and administrative expenses decreased primarily due to reductions in sales commissions, and incentive compensation as a result of the decline in our financial performance as well as a decrease in personnel-related expenses as a result of our initiative to streamline operations, enhance efficiency, and reduce costs in response to market conditions.

Amortization expense

The decrease in amortization expense is a result of the impairment of the ALD technology asset as well as certain other intangible assets becoming fully amortized during the year, including the backlog and trademark/tradename assets associated with the December 2014 PSP acquisition.

Restructuring expense

During 2016, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. In addition, during 2016, we undertook additional restructuring activities as part of our initiative to streamline operations, enhance efficiency, and reduce costs. We also significantly reduced investments in our ALD technology development. As a result of these actions, we notified approximately 75 employees of their termination and recorded restructuring charges related to these actions of $5.6 million, consisting of $4.5 million of personnel severance and related costs and $1.1 million of facility closing costs. Over the next year, we expect to incur additional restructuring costs of $2 million to $5 million as we finalize these activities.

Asset impairment

During 2016 we recorded non-cash asset impairment charges of $57.6 million as a result of our decision to significantly reduce future investments in our ALD technology development, primarily all of which related to the impairment of the intangible ALD technology asset. In addition, we recorded net non-cash impairment charges of approximately $5.7 million related to assets held for sale. We also recorded a non-cash impairment charge of $6.2 million related to the disposition of lab equipment that was no longer required.

Income Taxes

The 2016 income tax expense is comprised of three components: (i) $1.9 million related primarily to U.S. tax amortization of our indefinite-lived intangible assets that is not available to offset existing deferred tax assets and related valuation allowance as well as state and local income taxes, (ii) a $0.4 million tax benefit associated with the termination of the pension plan, and (iii) $1.3 million in net tax expense related primarily to our profitable foreign operations. The 2015 income tax expense is comprised of two components: (i) $1.8 million related primarily to U.S. tax amortization of our indefinite-lived intangible assets that is not available to offset existing deferred tax assets and related valuation allowance and state and local income taxes and (ii) $7.5 million in tax expense relating to our profitable foreign operations. Our 2016 and 2015 effective tax rate is different than the statutory rate primarily due to our inability to recognize our U.S. deferred tax assets on a more-likely-than-not basis with respect to the pre-tax U.S. operating losses in those years.

Years Ended December 31, 2015 and 2014

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2015 and 2014 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	For the year ended December 31,				Change
	2015		2014		Period to Period
	(dollars in thousands)
Net sales	$477,038	100.0%	$392,873	100.0%	$84,165	21.4%
Cost of sales	299,797	62.8%	257,991	65.7%	41,806	16.2%
Gross profit	177,241	37.2%	134,882	34.3%	42,359	31.4%
Operating expenses, net:
Research and development	78,543	16.5%	81,171	20.7%	(2,628)	(3.2)%
Selling, general and administrative	90,188	18.9%	89,760	22.8%	428	0.5%
Amortization of intangible assets	27,634	5.8%	13,146	3.3%	14,488	110.2%
Restructuring	4,679	1.0%	4,394	1.1%	285	6.5%
Asset impairment	126	0.0%	58,170	14.8%	(58,044)	*
Changes in contingent consideration	—	0.0%	(29,368)	(7.5)%	29,368	*
Other, net	(697)	(0.1)%	(3,182)	(0.8)%	2,485	78.1%
Total operating expenses, net	200,473	42.0%	214,091	54.5%	(13,618)	(6.4)%
Operating income (loss)	(23,232)	(4.9)%	(79,209)	(20.2)%	55,977	70.7%
Interest income, net	586	0.1%	855	0.2%	(269)	(31.5)%
Income (loss) before income taxes	(22,646)	(4.7)%	(78,354)	(19.9)%	55,708	71.1%
Income tax expense (benefit)	9,332	2.0%	(11,414)	(2.9)%	20,746	*
Net income (loss)	$(31,978)	(6.7)%	$(66,940)	(17.0)%	$34,962	52.2%

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	For the year ended December 31,				Change
	2015		2014		Period to Period
	(dollars in thousands)
Market Analysis
Lighting, Display & Power Electronics	$291,133	61.0%	$278,551	70.9%	$12,582	4.5%
Advanced Packaging, MEMS & RF	61,935	13.0%	11,449	2.9%	50,486	441.0%
Scientific & Industrial	64,297	13.5%	44,429	11.3%	19,868	44.7%
Data Storage	59,673	12.5%	58,444	14.9%	1,229	2.1%
Total Sales	$477,038	100.0%	$392,873	100.0%	$84,165	21.4%
Regional Analysis
United States	$86,627	18.2%	$44,060	11.2%	$42,567	96.6%
China	242,442	50.8%	159,063	40.5%	83,379	52.4%
EMEA	64,019	13.4%	35,644	9.1%	28,375	79.6%
Rest of World	83,950	17.6%	154,106	39.2%	(70,156)	(45.5)%
Total Sales	$477,038	100.0%	$392,873	100.0%	$84,165	21.4%

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

Between 2015 and 2014, orders decreased $125.6 million, or 25%, to $384.4 million. The decrease is primarily attributable to a 57% decrease in orders in Lighting, Display & Power Electronics as well as a 31% decrease in Data Storage. The pronounced decline in orders and the corresponding drawdown on backlog was driven by weakness in the LED market, which was due to lower demand for LED TV display backlighting and an economic slowdown in China. As a result, LED manufacturers delayed their MOCVD equipment investments, which impacted our full year orders in the Lighting, Display & Power Electronics market.

In 2015, the book-to-bill ratio was 0.8, a reduction compared to 2014, when it was 1.3. Our backlog at December 31, 2015 was $186.0 million, which was lower than the ending backlog at December 31, 2014 of $286.7 million. During the year ended December 31, 2015, we recorded backlog adjustments of approximately $7.7 million relating to orders that no longer met our bookings criteria.

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

Restructuring expense

In 2015, we announced the closing of our Hyeongok-ri, South Korea facility and reduced the workforce, including 23 employees whose positions were eliminated, resulting in additional restructuring costs. And in an effort to better align our cost structure with the recently observed weakness in the LED market, we reduced spending primarily through the reduction of 16 employees and 12 temporary staff toward the end of 2015. During 2014, we announced the closing of our Ft. Collins, Colorado and Camarillo, California facilities. Business activities formerly conducted at these sites have been transferred to our Plainview, New York facility.

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

Income Taxes

The 2015 income tax expense is comprised of two components: (i) $1.8 million related primarily to U.S. tax amortization of the our indefinite-lived intangible assets that is not available to offset existing deferred tax assets and related valuation allowance as well as state and local income taxes and (ii) $7.5 million in tax expense relating to our profitable non-U.S. operations. The 2014 income tax benefit included $13.4 million in tax benefits relating to our U.S. operations offset by $2.0 million in tax expense relating to our non-U.S. operations. Our 2015 effective tax rate is different than the statutory rate primarily due to our inability to recognize our U.S. deferred tax assets on a more-likely-than-not basis with respect to current year pre-tax U.S. operating losses. Our 2014 effective tax rate is lower than the statutory rate primarily related to a

$4.9 million tax benefit associated with our successful negotiation of an incentive tax rate in one of our non-U.S. subsidiaries, a $2.3 million reversal of uncertain tax positions as a result of concluding the 2010 IRS examination, and the recognition of only a portion of our U.S. deferred tax assets on a more-likely-than-not basis with respect to current year pre-tax operating losses. We maintain a valuation allowance on our U.S. deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents, short-term investments, and restricted cash are as follows:

	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$277,444	$269,232
Short-term investments	66,787	116,050
Total	$344,231	$385,282

A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At December 31, 2016 and 2015, cash and cash equivalents of $149.2 million and $135.3 million, respectively, were held outside the United States. In order to fund continued international growth, it is our current intention to permanently reinvest the cash and cash equivalent balances held in China, Taiwan, and Malaysia, and our current forecasts do not require repatriation of these funds back to the United States. At December 31, 2016, we had $80.2 million in cash held outside the United States on which we may have to pay significant U.S. income taxes to repatriate. Additionally, local government regulations may restrict our ability to move cash balances under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our Convertible Notes issued in January 2017.

A summary of the cash flow activity for the year ended December 31, 2016 and 2015 is as follows:

Cash Flows from Operating Activities

	For the year ended December 31,
	2016	2015
	(in thousands)
Net income (loss)	$(122,210)	$(31,978)
Non-cash items:
Depreciation and amortization	32,650	39,850
Deferred income taxes	940	2,648
Share-based compensation expense	15,741	17,986
Asset impairment	69,520	126
Other	(259)	(1,218)
Changes in operating assets and liabilities	(20,226)	(11,625)
Net cash provided by (used in) operating activities	$(23,844)	$15,789

Net cash used in operating activities was $23.8 million in 2016 and was due to the net loss of $122.2 million plus a decline in cash flow from operating activities due to changes in operating assets and liabilities of $20.2 million, partially offset by adjustments for non-cash items of $118.6 million. The changes in operating assets and liabilities was largely attributable to a decrease in accounts payable and accrued expenses, an increase in accounts receivable, and an increase in inventories and deferred cost of sales, partially offset by a decrease in prepaid expenses and other current assets and an increase in customer deposits and deferred revenue.

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

Cash Flows from Investing Activities

	For the year ended December 31,
	2016	2015
	(in thousands)
Acquisitions of businesses, net of cash acquired	$—	$(68)
Capital expenditures	(11,479)	(13,887)
Changes in investments, net	48,907	4,403
Proceeds from sale of property, plant, and equipment	9,512	—
Proceeds from sale of lab tools	—	3,068
Other	(230)	(594)
Net cash provided by (used in) investing activities	$46,710	$(7,078)

The cash provided by investing activities in 2016 was primarily attributable to net changes in investments and sales of property, plant, and equipment, partially offset by capital expenditures. The cash used by investing activities in 2015 was primarily attributable to capital expenditures, partially offset by net sales of marketable securities and sales of lab tools. As part of our efforts to streamline operations, enhance efficiency, and reduce costs, we are making certain investments in our facilities to support the consolidation activities, and, in 2017, we expect to incur capital expenditures related to these activities of $9 million to $11 million above our annual average capital spending.

Cash Flows from Financing Activities

	For the year ended December 31,
	2016	2015
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(945)	$(982)
Purchases of common stock	(13,349)	(8,907)
Repayments of long-term debt	(340)	(314)
Net cash used in financing activities	$(14,634)	$(10,203)

The cash used in financing activities for both 2016 and 2015 was primarily related to the share repurchase program, which commenced in November 2015.

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

The following table summarizes our contractual arrangements at December 31, 2016 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods. The effect of unrecognized tax benefits, which total $5.4 million at December 31, 2016, have been excluded from the table since we are unable to reasonably estimate the period of potential cash settlement, if any, with the respective tax authorities.

	Payments due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt	$1,194	$368	$826	$—	$—
Interest on debt	151	81	70	—	—
Operating leases	13,873	3,281	4,192	2,795	3,605
Bank guarantees	4,970	4,970	—	—	—
Purchase commitments(1)	72,627	72,627	—	—	—
Total	$92,815	$81,327	$5,088	$2,795	$3,605

(1)                Purchase commitments are primarily for inventory used in manufacturing our products. We generally do not enter into purchase commitments extending beyond one year. We have $7.8 million of offsetting supplier deposits against these purchase commitments as of December 31, 2016.

New Convertible Notes

In January 2017, we issued $345.0 million in aggregate principal amount of 2.70% convertible senior unsecured notes due 2023 (the “Convertible Notes”) pursuant to an indenture dated as of January 18, 2017 between Veeco and U.S. Bank National Association, as the trustee (the “Offering”). We received net proceeds from the Offering, after deducting fees and expenses payable by us, of approximately $336.0 million. The Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2017. We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt.

Agreement to Acquire Ultratech

As described above, on February 2, 2017, Veeco and Ultratech signed a definitive agreement for Veeco to acquire Ultratech. We believe that we have sufficient capital resources and cash flows from operations to support the purchase of Ultratech.

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

The carrying values of identifiable intangible assets are reviewed for recoverability on a quarterly basis. The facts and circumstances considered include the recoverability of the cost of other intangible assets from future undiscounted cash flows to be derived from the use of the asset or asset group. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment.

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

Accounting for Business Combinations

The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development and liabilities assumed based on their respective fair values. The estimates we make include expected cash flows, expected cost savings, and the appropriate weighted average cost of capital. We complete these assessments as soon as practical after the acquisition closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

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

Accounting for Share-Based Compensation

We account for share-based awards granted to employees for services based on the fair value of those awards. We use the Black-Scholes option-pricing model to compute the estimated fair value of option awards and purchase rights under the employee stock purchase plan. The Black-Scholes model includes assumptions regarding expected volatility, expected term, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market and other conditions outside of our control. As a result, if other assumptions had been used, share-based compensation expense could have been materially affected. Furthermore, if different assumptions are used in future periods, share-based compensation expense could be materially affected in future years.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09: Stock Compensation: Improvements to

Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments. We early adopted the ASU effective January 1, 2016. Beginning in 2016, excess tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement in the reporting period incurred. We also made an accounting policy election to account for forfeitures when they occur. The ASU transition guidance requires that this election be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the ASU is effective. Accordingly, we recorded a $1.3 million charge to the opening accumulated deficit balance with a corresponding adjustment to additional paid-in capital, resulting in no impact to the opening balance of total stockholders’ equity. In addition, we recorded additional deferred tax assets with an equally offsetting valuation allowance of $2.4 million.

Recent Accounting Pronouncements

The FASB issued ASU 2014-09, as amended: Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC 606”). ASC 606 requires our revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. ASC 606 outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt ASC 606 for reporting periods beginning after December 15, 2017, but can adopt early for annual periods beginning after December 15, 2016. We are still completing our evaluation of the impact of adopting this standard; however, we currently expect the most significant financial statement impacts of adopting ASC 606 will be the elimination of the constraint on revenue associated with the billing retention related to the receipt of customer final acceptance as well as the identification of installation services as a performance obligation. The elimination of the constraint on revenue related to customer final acceptance, which is usually about 10 percent of a system sale, will generally be recognized at the time we transfer control of the system to the customer, which is earlier than under our current revenue recognition model. The new performance obligation related to installation services under the new standard will generally be recognized as the installation services are performed, which is later than under our current revenue recognition model. Taken together, we currently believe there will be a net acceleration of a small percentage of our revenue under ASC 606 as compared to our current revenue recognition model. ASC 606 provides for different transition alternatives, and we are evaluating which method of adoption to select.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments — Overall, which requires certain equity investments to be measured at fair value, with changes in fair value recognized in net income. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017; early adoption is permitted. We don’t expect this ASU will have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02: Leases, which generally requires our operating lessee rights and obligations to be recognized as assets and liabilities on the balance sheet. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the Statement of Operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the Statement of Cash Flows. When the standard is adopted, we will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. We are evaluating the anticipated impact of adopting the ASU on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues, including debt prepayments or debt extinguishment costs. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017. We do not expect this ASU will have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017. We are evaluating the anticipated effect the ASU will have on the consolidated financial statements.

We are also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $66.8 million at December 31, 2016. These securities are subject to interest rate risk and, based on our investment portfolio at December 31, 2016, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.2 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

We have managed our risks and exposures to currency exchange rates through the use of derivative financial instruments (e.g., forward contracts). We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes. During fiscal 2016, we did not designate foreign exchange derivatives as hedges. We did not enter into any derivative transactions in 2015. Accordingly, all foreign exchange derivatives are recorded in our Consolidated Balance Sheet at fair value and changes in fair value from these contracts are recorded in “Other, net” in our Consolidated Statements of Operations.

Our net sales to customers located outside of the United States represented approximately 74%, 82%, and 89% of our total net sales in 2016, 2015, and 2014, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our net sales denominated in currencies other than the U.S. dollar represented approximately 4%, 2%, and 8%, of total net sales in 2016, 2015, and 2014, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of December 31, 2016. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Our principal executive and financial officers are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed and put into effect to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Using the criteria established in the Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Management has evaluated, assessed, and concluded that internal control over financial reporting is effective as of December 31, 2016.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Veeco Instruments Inc.:

We have audited Veeco Instrument Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Veeco Instrument Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Veeco Instruments Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Veeco Instrument’s Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 22, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item that will appear under the heading “Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item that will appear under the heading “Proposal 4 — Ratification of Appointment of KPMG” in the definitive proxy statement to be filed with the SEC relating to our 2017 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  (1)  The Registrant’s financial statements together with a separate table of contents are annexed hereto

(2)  Financial Statement Schedules are listed in the separate table of contents annexed hereto.

(3)  Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger dated as of February 2, 2017 among Ultratech, Inc., Veeco Instruments Inc. and Ulysses Acquisition Subsidiary Corp.	8-K	2.1	2/3/2017
2.2	Securities Purchase Agreement, dated December 4, 2014, by and among Solid State Equipment Holdings LLC, certain securityholders thereof, Veeco Instruments Inc. and certain other parties thereto.	10-K	2.1	2/24/2015
2.3	Agreement and Plan of Merger, dated September 18, 2013, by and among Veeco, Veeco Wyoming Inc., Synos Technology, Inc., certain stockholders of Synos Technology, Inc., and Shareholder Representative Services LLC.	10-K	2.1	2/28/2014
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	10-Q	3.1	8/14/1997
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	10-K	3.2	3/14/2001
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	10-Q	3.1	8/14/2000
3.4	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002.	10-Q	3.1	10/26/2009
3.5	Amendment to Certificate of Incorporation of Veeco dated May 14, 2010.	10-K	3.8	2/24/2011
3.6	Fifth Amended and Restated Bylaws of Veeco effective February 5, 2016.	8-K	3.1	5/9/2001
3.7	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	8-K	3.1	5/26/2010
4.1	Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.1	1/18/2017
4.2	First Supplemental Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.2	1/18/2017
4.3	Form of 2.70% Convertible Senior Note due 2023.	8-K	4.3	1/18/2017
10.1	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	10-Q	10.2	11/14/2001
10.2	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	10-Q	10.3	11/14/2001

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.3	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	10-Q	10.2	8/14/2002
10.4*	Veeco Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	10-Q	10.4	8/4/2006
10.5*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Amended and Restated 2000 Stock Incentive Plan.	10-Q	10.1	8/7/2007
10.6*	Amendment No. 2 dated January 22, 2009 to Veeco Amended and Restated 2000 Stock Incentive Plan.	10-K	10.41	3/2/2009
10.7*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective May 14, 2010.	Def 14A	Appendix A	11/4/2013
10.8*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective May 5, 2016.	S-8	10.1	6/2/2016
10.9*	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2015.	10-Q	10.1	8/3/2015
10.10*	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2016.	10-Q	10.1	11/1/2016
10.11*	Form of Notice of Critical Priorities Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2016.	10-Q	10.2	11/1/2016
10.12*	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013.	10-Q	10.1	11/4/2013
10.13*	Form of 2013 Inducement Stock Incentive Plan Stock Option Agreement.	10-Q	10.2	11/4/2013
10.14*	Form of 2013 Inducement Stock Incentive Plan Restricted Stock Unit Agreement.	10-Q	10.3	11/4/2013
10.15*	Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.9	6/2/2016
10.16*	Form of Support Agreement (issued in connection with the Agreement and Plan of Merger with Ultratech, Inc. dated February 2, 2017).	8-K	10.1	2/3/2017
10.17*	Form of Indemnification Agreement entered into between Veeco and each of its directors and executive officers.	8-K	10.1	10/23/2006
10.18*	Veeco Amended and Restated Senior Executive Change in Control Policy, effective as of January 1, 2014.	10-K	10.22	2/28/2014
10.19*	Employment Agreement effective as of July 1, 2007 between Veeco and John R. Peeler.	10-Q	10.3	8/7/2007
10.20*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John R. Peeler.	10-K	10.38	3/2/2009
10.21*	Second Amendment effective June 11, 2010 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.1	7/29/2010
10.22*	Third Amendment effective April 27, 2012 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.2	5/9/2012
10.23*	Amendment dated June 12, 2014 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.3	7/31/2014
10.24*	Letter Agreement dated April 8, 2014 between Veeco and Shubham Maheshwari.	10-Q	10.1	7/31/2014
10.25*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller.	10-K	10.3	2/22/2012

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.26*	Letter dated December 22, 2015 from Veeco to Dr. William J. Miller.	10-K	10.21	2/25/2016
10.27*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	10-K	10.38	3/12/2004
10.28*	Amendment effective June 9, 2006 to Letter Agreement between Veeco and John P. Kiernan.	10-Q	10.3	8/4/2006
10.29*	Amendment effective December 31, 2008 to Letter Agreement between Veeco and John P. Kiernan.	10-K	10.40	3/2/2009
10.30*	Letter Agreement effective as of June 19, 2009 between Veeco and John P. Kiernan.	10-Q	10.2	7/30/2009
16.1	Letter to the Securities and Exchange Commission from Ernst & Young LLP, dated March 19, 2015.	8-K	16.1	3/19/2015
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of KPMG LLP.				X
23.2	Consent of Ernst & Young LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
101.INS	XBRL Instance.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**

*   Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2017.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 22, 2017.

Signature	Title

/s/ JOHN R. PEELER	Chairman and Chief Executive Officer
John R. Peeler	(principal executive officer)

/s/ SHUBHAM MAHESHWARI	Executive Vice President and Chief Financial Officer
Shubham Maheshwari	(principal financial officer)

Senior Vice President, Finance, Chief Accounting Officer,
/s/ JOHN P. KIERNAN	Corporate Controller and Treasurer
John P. Kiernan	(principal accounting officer)

/s/ KATHLEEN A. BAYLESS	Director
Kathleen A. Bayless

/s/ RICHARD A. D’AMORE	Director
Richard A. D’Amore

/s/ GORDON HUNTER	Director
Gordon Hunter

/s/ KEITH D. JACKSON	Director
Keith D. Jackson

/s/ PETER J. SIMONE	Director
Peter J. Simone

/s/ THOMAS ST. DENNIS	Director
Thomas St. Dennis

Veeco Instruments Inc. and Subsidiaries

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Veeco Instruments Inc.:

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. In connection with our audit of the consolidated financial statements, we also have audited Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veeco Instruments Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Veeco Instrument Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) , and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Veeco Instruments Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Veeco Instruments, Inc. (the “Company”) for the year ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Veeco Instruments, Inc. for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Jericho, New York
February 24, 2015

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$277,444	$269,232
Short-term investments	66,787	116,050
Accounts receivable, net	58,020	49,524
Inventories	77,063	77,469
Deferred cost of sales	6,160	2,100
Prepaid expenses and other current assets	16,034	22,760
Assets held for sale	—	5,000
Total current assets	501,508	542,135
Property, plant and equipment, net	60,646	79,590
Intangible assets, net	58,378	131,674
Goodwill	114,908	114,908
Deferred income taxes	2,045	1,384
Other assets	21,047	21,098
Total assets	$758,532	$890,789

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,607	$30,074
Accrued expenses and other current liabilities	33,201	49,393
Customer deposits and deferred revenue	85,022	76,216
Income taxes payable	2,311	6,208
Current portion of long-term debt	368	340
Total current liabilities	143,509	162,231
Deferred income taxes	13,199	11,211
Long-term debt	826	1,193
Other liabilities	6,403	1,539
Total liabilities	163,937	176,174
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 40,714,790 and 40,995,694 shares issued at December 31, 2016 and 2015, respectively; 40,588,194 and 40,526,902 shares outstanding at December 31, 2016 and 2015, respectively.	407	410
Additional paid-in capital	763,303	767,137
Accumulated deficit	(168,583)	(45,058)
Accumulated other comprehensive income	1,777	1,348
Treasury stock, at cost, 126,596 and 468,792 shares at December 31, 2016 and 2015, respectively.	(2,309)	(9,222)
Total stockholders’ equity	594,595	714,615
Total liabilities and stockholders’ equity	$758,532	$890,789

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31,
	2016	2015	2014
Net sales	$332,451	$477,038	$392,873
Cost of sales	199,593	299,797	257,991
Gross profit	132,858	177,241	134,882
Operating expenses, net:
Research and development	81,016	78,543	81,171
Selling, general, and administrative	77,642	90,188	89,760
Amortization of intangible assets	19,219	27,634	13,146
Restructuring	5,640	4,679	4,394
Asset impairment	69,520	126	58,170
Changes in contingent consideration	—	—	(29,368)
Other, net	223	(697)	(3,182)
Total operating expenses, net	253,260	200,473	214,091
Operating income (loss)	(120,402)	(23,232)	(79,209)
Interest income	1,180	1,050	1,570
Interest expense	(222)	(464)	(715)
Income (loss) before income taxes	(119,444)	(22,646)	(78,354)
Income tax expense (benefit)	2,766	9,332	(11,414)
Net income (loss)	$(122,210)	$(31,978)	$(66,940)

Income (loss) per common share:
Basic	$(3.11)	$(0.80)	$(1.70)
Diluted	$(3.11)	$(0.80)	$(1.70)

Weighted average number of shares:
Basic	39,340	39,742	39,350
Diluted	39,340	39,742	39,350

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the year ended December 31,
	2016	2015	2014
Net income (loss)	$(122,210)	$(31,978)	$(66,940)
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in net unrealized gains or losses	(6)	(49)	51
Reclassification adjustments for net (gains) losses included in net income	18	—	(65)
Net changes related to available-for-sale securities	12	(49)	(14)
Minimum pension liability:
Change in minimum pension liability	—	15	(145)
Reclassification adjustments for net (gains) losses included in net income	866	—	—
Net changes related to minimum pension liability	866	15	(145)
Currency translation adjustments:
Change in currency translation adjustments	(19)	(87)	149
Reclassification adjustments for net (gains) losses included in net income	(430)	—	(3,142)
Net changes related to currency translation adjustments	(449)	(87)	(2,993)

Other comprehensive income (loss), net of tax	429	(121)	(3,152)

Total comprehensive income (loss)	$(121,781)	$(32,099)	$(70,092)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

						Retained	Accumulated
					Additional	Earnings	Other
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Total
Balance at December 31, 2013	39,666	$397	—	$—	$721,352	$53,860	$4,621	$780,230
Net loss	—	—	—	—	—	(66,940)	—	(66,940)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,152)	(3,152)
Share-based compensation expense	—	—	—	—	18,813	—	—	18,813
Net issuance under employee stock plans	694	7	—	—	9,974	—	—	9,981
Balance at December 31, 2014	40,360	404	—	—	750,139	(13,080)	1,469	738,932
Net loss	—	—	—	—	—	(31,978)	—	(31,978)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(121)	(121)
Share-based compensation expense	—	—	—	—	17,986	—	—	17,986
Net issuance under employee stock plans	636	6	—	—	(988)	—	—	(982)
Purchases of common stock	—	—	469	(9,222)	—	—	—	(9,222)
Balance at December 31, 2015	40,996	410	469	(9,222)	767,137	(45,058)	1,348	714,615
Cumulative effect of change in accounting principle - adoption of ASU 2016-09	—	—	—	—	1,315	(1,315)	—	—
Net loss	—	—	—	—	—	(122,210)	—	(122,210)
Other comprehensive income, net of tax	—	—	—	—	—	—	429	429
Share-based compensation expense	—	—	—	—	15,741	—	—	15,741
Net issuance under employee stock plans	(281)	(3)	(1,072)	19,948	(20,890)	—	—	(945)
Purchases of common stock	—	—	730	(13,035)	—	—	—	(13,035)
Balance at December 31, 2016	40,715	$407	127	$(2,309)	$763,303	$(168,583)	$1,777	$594,595

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(122,210)	$(31,978)	$(66,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,650	39,850	24,573
Deferred income taxes	940	2,648	(11,330)
Share-based compensation expense	15,741	17,986	18,813
Asset impairment	69,520	126	58,170
Gain on sale of lab tools	—	(1,261)	(1,549)
Provision (recovery) for bad debts	171	43	(1,814)
Gain on cumulative translation adjustment	(430)	—	(3,142)
Change in contingent consideration	—	—	(29,368)
Changes in operating assets and liabilities:
Accounts receivable	(8,667)	10,715	(25,390)
Inventories and deferred cost of sales	(5,389)	(12,312)	6,513
Prepaid expenses and other current assets	6,726	(39)	(2,245)
Accounts payable and accrued expenses	(24,202)	9,470	(5,534)
Customer deposits and deferred revenue	8,807	(20,738)	55,536
Income taxes receivable and payable, net	547	759	20,279
Other, net	1,952	520	5,497
Net cash provided by (used in) operating activities	(23,844)	15,789	42,069

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	—	(68)	(144,069)
Capital expenditures	(11,479)	(13,887)	(15,588)
Proceeds from the sale of investments	152,301	88,647	318,276
Payments for purchases of investments	(103,394)	(84,244)	(157,737)
Payments for purchases of cost method investment	—	(1,594)	(2,388)
Proceeds from sale of property, plant, and equipment	9,512	—	—
Proceeds from sale of lab tools	—	3,068	9,259
Other	(230)	1,000	350
Net cash provided by (used in) investing activities	46,710	(7,078)	8,103

Cash Flows from Financing Activities
Proceeds from stock option exercises and employee stock purchase plan	1,656	2,233	12,056
Restricted stock tax withholdings	(2,601)	(3,215)	(2,075)
Purchases of common stock	(13,349)	(8,907)	—
Repayments of long-term debt	(340)	(314)	(290)
Net cash provided by (used) in financing activities	(14,634)	(10,203)	9,691

Effect of exchange rate changes on cash and cash equivalents	(20)	(87)	149
Net increase in cash and cash equivalents	8,212	(1,579)	60,012
Cash and cash equivalents - beginning of period	269,232	270,811	210,799
Cash and cash equivalents - end of period	$277,444	$269,232	$270,811

Supplemental Disclosure of Cash Flow Information
Interest paid	$225	$485	$159
Income taxes paid	1,699	7,091	3,320
Non-cash operating and financing activities
Net transfer of inventory to property, plant and equipment	1,827	—	—

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

(b) Basis of Presentation

The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Company reports interim quarters on a 13-week basis ending on the last Sunday of each period, which is determined at the start of each year. The Company’s fourth quarter always ends on the last day of the calendar year, December 31. During 2016 the interim quarters ended on April 3, July 3, and October 2, and during 2015 the interim quarters ended on March 29, June 28 and September 27. The Company reports these interim quarters as March 31, June 30, and September 30 in its interim consolidated financial statements.

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

When there are separate units of accounting, the Company allocates revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; or the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. The Company uses BESP for the elements in its arrangements. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

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

The Company’s contractual terms with customers in Japan generally specify that title and risk and rewards of ownership transfer upon customer acceptance. As a result, for customers in Japan, revenue is recognized upon the receipt of written customer acceptance. A distributor is used for almost all sales to customers in Japan. Title passes to the distributor upon shipment; however, due to customary local business practices, the risks and rewards of ownership of the system transfer to the end-customers upon their acceptance. As such, the Company recognizes revenue upon receipt of written acceptance from the end customer.

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

(g) Warranty Costs

The Company typically provides standard warranty coverage on its systems for one year from the date of final acceptance by providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost when revenue is recognized on the related system. Warranty cost is included in “Cost of sales” in the Consolidated Statements of Operations. The estimated warranty cost is based on the Company’s historical experience with its systems and regional labor costs. The Company calculates the average service hours by region and parts expense per system utilizing actual service records to determine the estimated warranty charge. The Company updates its warranty estimates on a semiannual basis when the actual product performance or field expense differs from original estimates.

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

(j) Advertising Expense

The cost of advertising is expensed as incurred and totaled $0.8 million, $0.9 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(k) Accounting for Share-Based Compensation

Share-based awards exchanged for employee services are accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award. The expense for awards is recognized over the employee’s requisite service period (generally the vesting period of the award).

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

The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards, as well as purchase rights under the Employee Stock Purchase Plan. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected option term, and risk-free interest rates. See Note 15, “Stock Plans,” for additional information.

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

See Note 1(u), “Recently Adopted Accounting Standards,” for additional information concerning the Company’s early adoption of Accounting Standards Update (“ASU”) 2016-09: Stock Compensation: Improvements to Employee Share-Based Payment Accounting.

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

See Note 1(u), “Recently Adopted Accounting Standards,” for additional information concerning the Company’s early adoption of ASU 2015-17: Balance Sheet Classification of Deferred Taxes.

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

The Company maintains an allowance reserve for potentially uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount reasonably expected to be collected. The Company also provides allowances based on its write-off history. The allowance for doubtful accounts totaled $0.3 million and $0.2 million at December 31, 2016 and 2015, respectively.

To further mitigate the Company’s exposure to uncollectable accounts, the Company may request certain customers provide a negotiable irrevocable letter of credit drawn on a reputable financial institution. These irrevocable letters of credit are typically issued to mature between zero and 90 days from the date the documentation requirements are met, typically when a system ships or upon receipt of final acceptance from the customer. The Company, at its discretion, may

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

monetize these letters of credit on a non-recourse basis after they become negotiable, but before maturity. The fees associated with the monetization are included in “Selling, general, and administrative” in the Consolidated Statements of Operations and were insignificant for the years ended December 31, 2016, 2015, and 2014.

(n) Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reflected in the consolidated financial statements approximate fair value due to their short-term maturities. The fair value of debt for footnote disclosure purposes, including current maturities, is estimated using a discounted cash flow analysis based on the estimated current incremental borrowing rates for similar types of instruments.

(o) Cash, Cash Equivalents, and Short-Term Investments

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market accounts, U.S. treasuries, government agency securities, and corporate debt. Investments that are classified as cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents includes $1.5 million and $18.0 million of cash equivalents at December 31, 2016 and 2015 respectively.

A portion of the Company’s cash and cash equivalents is held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. Approximately 54% and 50% of cash and cash equivalents were maintained outside the United States at December 31, 2016 and 2015, respectively.

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

The Company determines the fair value of its reporting unit based on a reconciliation of the fair value of the reporting unit to the Company’s adjusted market capitalization. The adjusted market capitalization is calculated by multiplying the average share price of the Company’s common stock for the last ten trading days prior to the measurement date by the number of outstanding common shares and adding a control premium.

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

Long-lived assets and cost method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, a recoverability test is performed utilizing undiscounted cash flows expected to

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

be generated by that asset or asset group compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models or, when available, quoted market values, and third-party appraisals.

(t) Recent Accounting Pronouncements

The FASB issued ASU 2014-09, as amended: Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC 606”). ASC 606 requires the Company’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt ASC 606 for reporting periods beginning after December 15, 2017, but can adopt early for annual periods beginning after December 15, 2016. The Company is still finalizing its assessment of the impact of adopting the ASU on its consolidated financial statements and is still evaluating which method of adoption it will select.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments — Overall, which requires certain equity investments to be measured at fair value, with changes in fair value recognized in net income. Publicly-traded companies are required to adopt the ASU for reporting periods beginning after December 15, 2017; early adoption is permitted. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02: Leases, which generally requires the Company’s operating lessee rights and obligations to be recognized as assets and liabilities on the balance sheet. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the Statement of Operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the Statement of Cash Flows. The transition to the ASU will require leases at the beginning of the earliest period presented to be recognized and measured using a modified retrospective approach. The ASU is effective for fiscal years beginning after December 15, 2018, with early application permitted. The Company is evaluating the anticipated impact of adopting the ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues, including debt prepayments or debt extinguishment costs. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017. The Company is evaluating the anticipated effect the ASU will have on its consolidated financial statements.

(u) Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09: Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments. The Company early adopted the ASU effective January 1, 2016. Beginning in 2016, excess tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement in the reporting period incurred. The Company also made an accounting policy election to account for forfeitures when they occur. The ASU transition guidance requires that this election be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

period in which the ASU is effective. Accordingly, the Company recorded a $1.3 million charge to the opening accumulated deficit balance with a corresponding adjustment to additional paid-in capital, resulting in no impact to the opening balance of total stockholders’ equity. In addition, the Company recorded additional deferred tax assets with an equally offsetting valuation allowance of $2.4 million.

In November 2015, the FASB issued ASU 2015-17: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in our consolidated balance sheet. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2016, with early application permitted. The Company early adopted the ASU effective January 1, 2015. In accordance with the ASU’s transition requirements, the Company chose to apply the amendments in the update prospectively. As such, periods prior to 2015 have not been retrospectively adjusted. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Note 2 — Income (Loss) Per Share

The Company considers unvested share-based awards that have non-forfeitable rights to dividends prior to vesting to be participating shares, which are treated as a separate class of security from the Company’s common shares for calculating per share data. Therefore, the Company applies the two-class method when calculating income (loss) per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. However, since the holders of the participating shares are not obligated to fund losses, participating shares are excluded from the calculation of loss per share.

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period under the two-class method. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per share for the years ended December 31, 2016, 2015, and 2014 are as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net income (loss)	$(122,210)	$(31,978)	$(66,940)

Net income (loss) per common share:
Basic	$(3.11)	$(0.80)	$(1.70)
Diluted	$(3.11)	$(0.80)	$(1.70)

Basic weighted average shares outstanding	39,340	39,742	39,350
Effect of potentially dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	39,340	39,742	39,350

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	312	1,017	1,141

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	107	146	339

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	1,896	2,111	1,123

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company has evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. The use of different market assumptions or estimation methodologies could have a significant effect on the estimated fair value amounts.

The following table presents the Company’s assets that were measured at fair value on a recurring basis at December 31, 2016 and 2015:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2016
Cash equivalents
Corporate debt	$—	$1,501	$—	$1,501
Total	—	1,501	—	1,501
Short-term investments
U.S. treasuries	40,008	—	—	40,008
Government agency securities	—	10,012	—	10,012
Corporate debt	—	13,773	—	13,773
Commercial paper	—	2,994	—	2,994
Total	$40,008	$26,779	$—	$66,787

December 31, 2015
Cash equivalents
U.S. treasuries	$9,999	$—	$—	$9,999
Government agency securities	—	4,998	—	4,998
Commercial paper	—	2,999	—	2,999
Total	9,999	7,997	—	17,996
Short-term investments
U.S. treasuries	94,918	—	—	94,918
Government agency securities	—	12,988	—	12,988
Corporate debt	—	8,144	—	8,144
Total	$94,918	$21,132	$—	$116,050

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. All investments classified as available-for-sale are recorded at fair value within short-term investments in the Consolidated Balance Sheets. The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets. The Company’s investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency.

Note 4 — Investments

At December 31, 2016 and 2015 the amortized cost and fair value of marketable securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
U.S. treasuries	$40,013	$—	$(5)	$40,008
Government agency securities	10,020	—	(8)	10,012
Corporate debt	13,780	—	(7)	13,773
Commercial paper	2,994	—	—	2,994
Total	$66,807	$—	$(20)	$66,787

December 31, 2015
U.S. treasuries	$94,935	$6	$(23)	$94,918
Government agency securities	12,985	3	—	12,988
Corporate debt	8,144	1	(1)	8,144
Total	$116,064	$10	$(24)	$116,050

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Available-for-sale securities in a loss position at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$20,002	$(5)	$64,922	$(23)
Government agency securities	10,012	(8)	—	—
Corporate debt	13,774	(7)	3,353	(1)
Total	$43,788	$(20)	$68,275	$(24)

At December 31, 2016 and 2015, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at December 31, 2016 were all due in one year or less. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses for the year ended December 31, 2016. There were no realized losses and minimal realized gains for 2015 and 2014, which were included in “Other, net” in the Consolidated Statements of Operations.

Cost Method Investment

The Company has an ownership interest of less than 20% in a non-marketable investment, Kateeva, Inc. (“Kateeva”). The Company does not exert significant influence over Kateeva and therefore the investment is carried at cost. The carrying value of the investment was $21.0 million at December 31, 2016 and 2015. The investment is included in “Other assets” on the Consolidated Balance Sheet. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires judgment. The analysis includes assessments of Kateeva’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

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

The gross contractual value of the acquired accounts receivable was approximately $10.5 million. The fair value of the accounts receivables is the amount expected to be collected by the Company. Goodwill generated from the acquisition is primarily attributable to expected synergies from future growth and strategic advantages provided through the expansion of product offerings as well as assembled workforce. Approximately 80% of the value of the goodwill is deductible for income tax purposes.

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

December 31,
2014
(in thousands)
Revenue	$447,089
Loss from operations before income taxes	$(68,715)

Note 6 — Goodwill and Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The following table presents the changes in goodwill balances during the years indicated:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Gross carrying	Accumulated
	amount	impairment	Net amount
		(in thousands)
Balance at December 31, 2014	$238,158	$123,199	$114,959
Purchase price adjustments	(51)	—	(51)
Balance at December 31, 2015 and 2016	$238,107	$123,199	$114,908

The Company performed its annual goodwill impairment test during the year ended December 31, 2016. The fair value of the Company’s reporting unit exceeded the carrying amount and therefore goodwill was not impaired. In the future, a significant decline in the market price of the Company’s common stock could indicate a decline in the fair value of the Company’s reporting unit such that goodwill becomes impaired.

During 2014, the Company successfully demonstrated its FAST-ALD technology for flexible OLED encapsulation. But, subsequent to the Company’s annual goodwill impairment test in 2014, the incumbent deposition technology had progressed to satisfy current market requirements, which required an additional impairment test to be performed in the fourth quarter of 2014. After estimating the fair value of significant tangible and intangible long-lived assets related to the Atomic Layer Deposition (“ALD”) business, the Company recorded non-cash impairment charges of $28.0 million related to goodwill and $25.9 million related to other long-lived assets, including $17.4 million related to customer relationships, $4.8 million related to in-process research and development, and $3.6 million related to certain tangible assets.

During 2016, the Company decided to further significantly reduce future investments in its ALD technology development and, as a result, recorded non-cash impairment charges of its remaining ALD assets, including $54.3 million for the full impairment of the intangible purchased ALD technology. The impairment charges were based on projected cash flows that required the use of unobservable inputs.

The components of purchased intangible assets were as follows:

		December 31, 2016			December 31, 2015
	Weighted		Accumulated			Accumulated
	Average Remaining	Gross	Amortization		Gross	Amortization
	Amortization	Carrying	and	Net	Carrying	and	Net
	Period	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in years)	(in thousands)
Technology	7.3	$149,198	$113,904	$35,294	$222,358	$120,496	$101,862
Customer relationships	11.9	47,885	28,659	19,226	47,885	22,470	25,415
Trademarks and tradenames	4.3	2,590	1,948	642	2,730	1,937	793
Indefinite-lived trademark	—	2,900	—	2,900	2,900	—	2,900
Other	2.9	2,026	1,710	316	6,241	5,537	704
Total	8.9	$204,599	$146,221	$58,378	$282,114	$150,440	$131,674

Other intangible assets primarily consist of patents, licenses, customer backlog, and non-compete agreements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Based on the intangible assets recorded at December 31, 2016, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Amortization
(in thousands)
2017	$11,470
2018	9,893
2019	8,608
2020	7,530
2021	5,491
Thereafter	12,486
Total	$55,478

Note 7 — Inventories

Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories consist of the following:

	December 31,
	2016	2015
	(in thousands)
Materials	$46,457	$42,373
Work-in-process	25,250	30,327
Finished goods	5,356	4,769
Total	$77,063	$77,469

Note 8 — Property, Plant, and Equipment and Assets Held for Sale

Property and equipment, net, consist of the following:

	December 31,		Average
	2016	2015	Useful Life
	(in thousands)
Land	$5,669	$9,592	N/A
Building and improvements	50,814	54,622	10-40 years
Machinery and equipment(1)	99,370	110,075	3-10 years
Leasehold improvements	3,652	5,554	3-7 years
Gross property, plant and equipment	159,505	179,843
Less: accumulated depreciation and amortization	98,859	100,253
Net property, plant and equipment	$60,646	$79,590

(1) Machinery and equipment also includes software, furniture and fixtures

Depreciation expense was $13.4 million, $12.2 million, and $11.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. During 2016, the Company decided to significantly reduce future investments in its ALD technology development and, as a result, recorded a charge for impairment of its ALD assets, including a $3.3 million impairment of property, plant, and equipment.

As part of the Company’s efforts to reduce costs, enhance efficiency and streamline operations, the Company removed certain lab equipment that is no longer required and recorded a non-cash impairment charge of $6.2 million for the year ended December 31, 2016. Additionally, as part of that initiative, the Company listed its two facilities in South Korea for

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

sale. When each facility was reclassified as held for sale, the Company determined that the carrying values of the buildings exceeded their fair market values, less cost to sell, and recorded net impairment charges of $4.5 million for the year ended December 31, 2016. Both facilities were sold before the end of 2016 at prices that approximated the revised carrying values.

The Company also has a property in St. Paul, Minnesota that was classified as held for sale in 2014. At that time, the Company determined that the carrying value of this property exceeded the fair value, less cost to sell, and recorded an impairment charge of approximately $1.9 million for the year ended December 31, 2014. The Company continued to classify the property as held for sale throughout 2015. In early 2016, the Company recorded an additional impairment charge of approximately $1.2 million to reflect changes in market conditions that impacted the fair value of the assets. The Company continues to actively market the property for sale. However, the Company can no longer make the assessment that the assets will be sold within the next twelve months. As such, the land and building no longer meet the criteria to be classified as assets held for sale on the balance sheet and were reclassified to “Property, plant and equipment, net” in the Consolidated Balance Sheets at its carrying value of $3.6 million, which approximates its fair market value.

During the year ended December 31, 2014, the Company classified certain property, plant, and equipment related to the Company’s research and demonstration labs in Asia as held for sale, and recorded an impairment charge of approximately $1.6 million. During the year ended December 31, 2015, the Company sold these assets for $1.0 million, which approximated carrying value.

Finally, during the year ended December 31, 2014, the Company recognized additional asset impairment charges of $0.7 million relating to assets that were abandoned during the year.

Note 9 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other current liabilities were as follows:

	December 31,
	2016	2015
	(in thousands)
Payroll and related benefits	$18,780	$30,917
Warranty	4,217	8,159
Professional fees	1,827	2,224
Installation	1,382	1,110
Sales, use, and other taxes	1,282	1,132
Restructuring liability	1,796	824
Other	3,917	5,027
Total	$33,201	$49,393

Customer deposits and deferred revenue

Customer deposits totaled $22.2 million and $28.2 million at December 31, 2016 and 2015, respectively, which are included in “Customer deposits and deferred revenue” in the Consolidated Balance Sheets.

Note 10 — Restructuring Charges

During 2016, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. In addition, in 2016, the Company undertook additional restructuring activities as part of its initiative to streamline operations, enhance efficiency, and reduce costs. As a result of these actions, the Company notified approximately 50 employees of their termination from the Company and recorded restructuring charges related to these actions of $4.4 million, consisting of $3.3 million of personnel severance and related costs and $1.1 million of facility closing costs. In

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

addition, the Company decided to significantly reduce future investments in its ALD technology development, which impacted approximately 25 additional employees. As a result, the Company recorded personnel severance and related restructuring charges of $1.2 million. Over the next year, the Company expects to incur additional restructuring costs of $2 million to $5 million as it finalizes all of these activities.

During 2015, charges of $2.7 million were recognized and payments made related to the 2014 closing of the Ft. Collins, Colorado and Camarillo, California facilities. In 2015, the Company announced the closing of its Hyeongok-ri, South Korea facility and reduced the workforce, including 23 employees whose positions were eliminated, resulting in restructuring costs of $1.1 million. And in an effort to better align the Company’s cost structure with the then recently observed weakness in the LED market, the Company incurred $0.9 million to reduce spending primarily through the reduction of 16 employees and 12 temporary staff.

During 2014, the Company announced the closing of its Ft. Collins, Colorado and Camarillo, California facilities. Business activities formerly conducted at these sites were transferred to the Company’s Plainview, New York facility, and the Company recorded $0.4 million of facility closing costs. The Company also took additional measures to improve profitability and notified 93 employees of their termination from the Company and recorded $4.0 million of personnel severance and related costs. These actions were substantially complete at the end of 2014.

The following table shows the amounts incurred and paid for restructuring activities during the years ended December 31, 2016, 2015, and 2014 and the remaining accrued balance of restructuring costs at December 31, 2016, which is included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets:

	Personnel
	Severance and	Facility
	Related Costs	Related Costs	Total
		(in thousands)
Balance at December 31, 2013	$533	$—	$533
Provision	4,012	382	4,394
Payments	(3,117)	(382)	(3,499)
Balance at December 31, 2014	1,428	—	1,428
Provision	3,513	1,166	4,679
Payments	(4,117)	(1,166)	(5,283)
Balance at December 31, 2015	824	—	824
Provision	4,544	1,098	5,642
Changes in estimate	(2)	—	(2)
Payments	(3,570)	(1,098)	(4,668)
Balance at December 31, 2016	$1,796	$—	$1,796

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

Changes in the Company’s product warranty reserves were as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of the year	$8,159	$5,411	$5,662
Addition for new warranties issued	3,916	7,873	3,484
Addition from PSP acquisition	—	—	809
Settlements	(6,433)	(3,551)	(3,802)
Changes in estimate	(1,425)	(1,574)	(742)
Balance, end of the year	$4,217	$8,159	$5,411

Minimum Lease Commitments

Minimum lease commitments at December 31, 2016 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows:

Operating
Leases
Payments due by period:	(in thousands)
2017	$3,281
2018	2,292
2019	1,900
2020	1,592
2021	1,203
Thereafter	3,605
Total	$13,873

Lease expense was $2.5 million, $2.3 million, and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. In addition, the Company is obligated under such leases for certain other expenses, including real estate taxes and insurance.

Legal Proceedings

Veeco and certain other parties were named as defendants in a lawsuit filed on April 25, 2013 in the Superior Court of California, County of Sonoma. The plaintiff in the lawsuit, Patrick Colbus, sought unspecified damages and asserted claims that he suffered burns and other injuries while cleaning a molecular beam epitaxy system alleged to have been manufactured by Veeco. The lawsuit alleged, among other things, that the molecular beam epitaxy system was defective and that Veeco failed to adequately warn of the potential risks of the system. In April 2016, the parties settled the lawsuit, without any admission of wrongdoing. The settlement amount was fully covered by Veeco’s insurance.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Concentrations of Credit Risk

The Company depends on purchases from its ten largest customers, which accounted for 73% and 75% of net accounts receivable at December 31, 2016 and 2015, respectively.

Customers who accounted for more than 10% of net accounts receivable or net sales are as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Accounts Receivable		Net Sales

	Year ended December 31,		For the Year Ended December 31,
Customer	2016	2015	2016	2015	2014
Customer A	23%	*	13%	*	*
Customer B	17%	*	*	*	*
Customer C	*	23%	*	*	*
Customer D	*	*	*	20%	*
Customer E	*	*	*	12%	*
Customer F	*	*	*	*	15%
Customer G	*	*	*	*	11%

* Less than 10% of aggregate accounts receivable or net sales

The Company manufactures and sells its products to companies in different geographic locations. Refer to Note 18, “Segment Reporting and Geographic Information,” for additional information. In certain instances, the Company requires deposits from its customers for a portion of the sales price in advance of shipment and performs periodic credit evaluations on its customers. Where appropriate, the Company requires letters of credit on certain non-U.S. sales arrangements. Receivables generally are due within 30 to 90 days from the date of invoice.

Suppliers

The Company outsources certain functions to third parties, including the manufacture of its MOCVD systems. While the Company primarily relies on one supplier for the manufacturing of these systems, the Company maintains a minimum level of internal manufacturing capability for these systems. The failure of the Company’s present suppliers to meet their contractual obligations under its supply arrangements and the Company’s inability to make alternative arrangements or resume the manufacture of these systems could have a material adverse effect on the Company’s revenues, profitability, cash flows, and relationships with its customers.

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

The Company had deposits with its suppliers of $7.8 million and $14.6 million at December 31, 2016 and 2015, respectively, that were included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.

Purchase Commitments

The Company had purchase commitments of $72.6 million at December 31, 2016, all of which will come due within one year. Purchase commitments are primarily for inventory used in manufacturing products. The Company have $7.8 million of offsetting supplier deposits against these purchase commitments as of December 31, 2016.

Bank Guarantees

The Company has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At December 31, 2016, outstanding bank guarantees and letters of credit totaled $5.0 million, and unused bank guarantees and letters of credit of $59.4 million were available to be drawn upon.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Debt

As of December 31, 2016 and 2015, debt consists of a mortgage note payable with a carrying value of $1.2 million and $1.5 million, respectively. See Note 20, “Subsequent Events,” for information concerning the Company’s issuance of $345.0 million in aggregate principal amount of 2.7% convertible senior unsecured notes due 2023 in January 2017. The mortgage note payable is secured by certain land and buildings with a carrying value of $3.3 million at December 31, 2016 and 2015. The annual interest rate on the mortgage is 7.91%, and the final payment is due on January 1, 2020. The Company determined the mortgage is a Level 3 liability in the fair-value hierarchy and estimated its fair value as $1.2 million and $1.6 million at December 31, 2016 and 2015, respectively, using a discounted cash flow model. Payments due under the note are as follows:

Total
(in thousands)
2017	368
2018	398
2019	428
Total	1,194
Less current portion	368
Total (less current maturities)	$826

See Note 20, “Subsequent Events,” for additional information regarding the Company’s Convertible Notes.

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

The Company did not have any outstanding derivative contracts at December 31, 2016 and 2015. The following table shows the gains and (losses) from currency exchange derivatives during the years ended December 31, 2016, 2015, and 2014, which are included in “Other, net” in the Consolidated Statements of Operations:

	Year ended December 31,
	2016	2015	2014
		(in thousands)
Foreign currency exchange forwards	$219	$—	$(89)
Foreign currency collar	—	—	(457)
Total	$219	$—	$(546)

Note 14 — Stockholders’ Equity

Accumulated Other Comprehensive Income

The following table presents the changes in the balances of each component of AOCI, net of tax:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

			Unrealized
	Foreign Currency	Minimum Pension	Gains (Losses) on Available for Sale
	Translation	Liability	Securities	Total
	(in thousands)
Balance at December 31, 2013	$5,326	$(736)	$31	$4,621
Other comprehensive income (loss) before reclassifications	149	(145)	51	55
Amounts reclassified from AOCI	(3,142)	—	(65)	(3,207)
Other comprehensive income (loss)	(2,993)	(145)	(14)	(3,152)
Balance at December 31, 2014	2,333	(881)	17	1,469
Other comprehensive income (loss)	(87)	15	(49)	(121)
Balance at December 31, 2015	2,246	(866)	(32)	1,348
Other comprehensive income (loss), before reclassifications	(19)	—	(6)	(25)
Amounts reclassified from AOCI	(430)	866	18	454
Other comprehensive income (loss)	(449)	866	12	429
Balance at December 31, 2016	$1,797	$—	$(20)	$1,777

The Company did not allocate additional tax expense (benefit) to other comprehensive income (loss) for all years presented as the Company is in a full valuation allowance position such that a deferred tax asset related to amounts recognized in other comprehensive income is not regarded as realizable on a more-likely-than-not basis.

During 2016, the Company finalized the process to terminate a defined benefit plan. As a result, the Company reclassified the minimum pension liability of $0.9 million, net of a tax benefit of $0.4 million, from “Accumulated other comprehensive income” in the Consolidated Balance Sheets to “Other, net” in the Consolidated Statements of Operations. Additionally the Company completed its plan to liquidate its ALD subsidiary in Korea. As a result of this liquidation, a cumulative translation gain of $0.4 million was reclassified from “Accumulated other comprehensive income” to “Other, net” in the Consolidated Statements of Operations.

During 2015, there were minimal realized gains reclassified from “Accumulated other comprehensive income” in the Consolidated Balance Sheets to “Other, net” in the Consolidated Statements of Operations.

Preferred Stock

The Board of Directors has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock, par value $0.01, with voting and economic rights to be determined by the Board of Directors. As of December 31, 2016 no preferred shares have been issued.

Treasury Stock

On October 28, 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding common stock through October 28, 2017. Repurchases are expected to be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. During 2016, the Company purchased 0.7 million shares for $13.0 million. At December 31, 2016, $22.3 million of the $100 million had been utilized.

The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and if additional paid-in capital associated with

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is charged to accumulated deficit.

Note 15 — Stock Plans

Share-based incentive awards are provided to employees under the terms of the Company’s equity incentive compensation plans (the “Plans”), which are administered by the Compensation Committee of the Board of Directors. The 2010 Plan was approved by the Company’s shareholders. The Company’s employees, non-employee directors, and consultants are eligible to receive awards under the 2010 Stock Incentive Plan (as amended to date, the “2010 Plan”), which can include non-qualified stock options, incentive stock options, restricted share awards (“RSAs”), restricted share units (“RSUs”), performance share awards (“PSAs”), performance share units (“PSUs”), share appreciation rights, dividend equivalent rights, or any combination thereof. The Company settles awards under the Plans with newly issued shares or with shares held in treasury.

In 2013, the Board of Directors granted equity awards to certain employees under the Company’s 2013 Inducement Stock Incentive Plan (the “Inducement Plan”). The Company issued 124,500 stock option shares and 87,000 RSUs under this plan. Stock options under this plan vest over a three year period and have a 10-year term, and RSUs under this plan vest over a two or four year period. At December 31, 2013, the Inducement Plan was merged into the 2010 Plan and is considered an inactive plan with no further shares available for grant. At December 31, 2016, there are 77,500 option shares and 5,200 RSUs outstanding under the Inducement Plan.

The Company is authorized to issue up to 10.6 million shares under the 2010 Plan, including additional shares authorized under plan amendments approved by shareholders in 2016 and 2013. Option awards are granted with an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the date of grant; option awards generally vest over a three year period and have a seven or ten year term. RSAs and RSUs generally vest over one to five years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Plan. At December 31, 2016, there are 1.5 million option shares and 0.6 million RSUs and PSUs outstanding under the 2010 Plan.

During 2016 the Company’s Board of Directors approved the 2016 Employee Stock Purchase Plan (the “ESPP Plan”). The Company is authorized to issue up to 750,000 shares under the 2016 ESPP Plan. Under the ESPP Plan, substantially all employees in the U.S. may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the Company’s common stock at the beginning or end of each six-month Offer Period, as defined in the ESPP Plan, and subject to certain limits. The ESPP Plan was approved by the Company’s shareholders.

Shares Reserved for Future Issuance

At December 31, 2016, the Company has 6.3 million shares reserved to cover exercises of outstanding stock options, vesting of RSUs, and additional grants under the 2010 Plan. At December 31, 2016, the Company has 0.7 million shares reserved to cover future issuances under the ESPP Plan.

Share-Based Compensation

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Cost of sales	$1,956	$2,495	$2,456
Research and development	3,324	4,031	4,498
Selling, general, and administrative	10,433	11,474	11,859
Total	$15,713	$18,000	$18,813

The Company did not realize any tax benefits associated with share-based compensation for the years ended December 31, 2016, 2015, and 2014, due to the full valuation allowance on its U.S. deferred tax assets. See Note 17, “Income Taxes” for additional information. The Company capitalized an insignificant amount of share-based compensation into inventory for the years ended December 31, 2016, 2015, and 2014.

Unrecognized share-based compensation costs at December 31, 2016 are summarized below:

	Unrecognized	Weighted
	Share-Based	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in thousands)	(in years)
Stock option awards	$660	0.6
Restricted stock units	3,034	2.0
Restricted stock awards	20,669	2.7
Performance share units	4,556	2.5
Total unrecognized share-based compensation cost	$28,919	2.5

Stock Option Awards

Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. At December 31, 2016, options outstanding that have vested and are expected to vest are as follows:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Vested	1,449	$35.39	4.9	$39
Expected to vest	127	32.79	5.1	—
Total	1,576	$35.18	4.9	$39

The aggregate intrinsic value represents the difference between the option exercise price and $29.15, the closing price of the Company’s common stock on December 30, 2016, the last trading day of the Company’s fiscal year as reported on The NASDAQ Stock Market.

Additional information with respect to stock option activity:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Outstanding at December 31, 2013	2,598	$29.98
Granted	509	33.05
Exercised	(561)	23.88
Expired or forfeited	(155)	36.22
Outstanding at December 31, 2014	2,391	31.65
Granted	17	30.22
Exercised	(192)	12.95
Expired or forfeited	(152)	38.15
Outstanding at December 31, 2015	2,064	32.91
Granted	—	—
Exercised	(194)	12.18
Expired or forfeited	(294)	34.44
Outstanding at December 31, 2016	1,576	$35.18

The following table summarizes stock option information at December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted		Aggregate	Average	Weighted
Range of		Remaining	Average		Intrinsic	Remaining	Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Value	Contractual Life	Exercise Price
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)
$20.00 – $30.00	32	5.8	$28.18	29	$39	5.9	$28.04
$30.01 – $40.00	1,336	5.1	33.09	1,212	—	5.1	33.12
$40.01 – $50.00	73	2.7	45.93	73	—	2.7	45.96
$50.01 – $60.00	135	4.4	51.70	135	—	4.4	51.70
	1,576	4.9	$35.18	1,449	$39	4.9	$35.39

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. No options were granted in 2016. The weighted average estimated values of employee stock option grants as well as the weighted average assumptions that were used in calculating such values during fiscal years 2015 and 2014 were based on estimates at the date of grant as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2015	2014
Weighted average fair value	$10.58	$11.58
Dividend yield	0%	0%
Expected volatility factor(1)	44%	44%
Risk-free interest rate(2)	1.18%	1.19%
Expected life (in years)(3)	3.9	3.9

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

The following table summarizes information on options exercised for the periods indicated:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash received from options exercised	$494	$2,233	$12,056
Intrinsic value of options exercised	$1,165	$2,089	$8,390

RSAs, RSUs, PSAs, PSUs

RSAs are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. RSUs are stock awards issued to employees that entitle the holder to receive shares of common stock as the awards vest. PSAs and PSUs are awards that result in a payment to a grantee in shares of common stock if certain performance goals and vesting criteria are achieved. These awards typically vest over one to five years and vesting is subject to the grantee’s continued service with the Company and, in the case of performance awards, meeting the performance condition. The fair value of the awards is determined and fixed based on the closing price of the Company’s common stock on the trading day prior to the date of grant.

The following table summarizes the activity of these awards:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Outstanding - December 31, 2013	1,158	$34.93
Granted	395	34.18
Released	(183)	38.65
Forfeited	(133)	33.66
Outstanding - December 31, 2014	1,237	34.27
Granted	672	30.33
Released	(389)	35.65
Forfeited	(122)	34.46
Outstanding - December 31, 2015	1,398	31.97
Granted	1,166	17.59
Released	(349)	32.73
Forfeited	(266)	27.31
Outstanding - December 31, 2016	1,949	$23.85

For performance awards, the final number of shares earned will vary depending on the achievement of the actual results relative to the performance targets. Each performance award is included in the table above at the grant date target share amount until the end of the performance period (if not previously forfeited). The total fair value of shares that vested during the years ended December 31, 2016, 2015, and 2014 was $7.5 million, $9.6 million, and $6.2 million, respectively.

Employee Stock Purchase Plan

The Company received cash proceeds of $1.2 million and issued 83,000 shares under the ESPP Plan for the year ended December 31, 2016. The weighted average estimated values of employee purchase rights as well as the weighted average assumptions that were used in calculating such values during fiscal year 2016 were based on estimates at the date of grant as follows:

Year ended December 31,
2016
Weighted average fair value	$4.45
Dividend yield	0%
Expected volatility factor(1)	43%
Risk-free interest rate(2)	0.35%
Expected life (in years)(3)	0.5

(1)

Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the purchase rights is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected life is the length of time, in years, that the purchase rights will be outstanding.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Retirement Plans

The Company maintains a defined contribution plan for the benefit of its U.S. employees. The plan is intended to be tax qualified and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Internal Revenue Code. Eligible participants may elect to contribute a percentage of their base compensation, and the Company may make matching contributions, generally equal to fifty cents for every dollar employees contribute, up to the lesser of three percent of the employee’s eligible compensation or three percent of the maximum the employee is permitted to contribute under then current Internal Revenue Code limitations. Generally, the plan calls for vesting in the Company contributions over the initial five years of a participant’s employment. The Company recognized costs associated with these plans of approximately $2.6 million, $2.5 million, and $1.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

During 2016, the Company finalized the process to terminate a defined benefit plan it had acquired in the year 2000. The plan had been frozen as of September 30, 1991, and no further benefits had been accrued by participants since that date. In connection with the termination, responsibility for the payment of benefits under the plan was transferred to an insurance company. As a result, the Company reclassified the minimum pension liability of $0.9 million, net of a tax benefit of $0.4 million, from “Accumulated other comprehensive income” in the Consolidated Balance Sheets to “Other, net” in the Consolidated Statements of Operations.

Note 17 — Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations were as follows:

	Year ended December 31,
	2016	2015	2014
		(in thousands)
Domestic	$(123,021)	$(53,553)	$(95,195)
Foreign	3,577	30,907	16,841
Total	$(119,444)	$(22,646)	$(78,354)

Significant components of the expense (benefit) for income taxes consisted of the following:

	Year ended December 31,
	2016	2015	2014
		(in thousands)
Current:
Federal	$—	$139	$(2,464)
Foreign	1,937	6,952	2,325
State and local	(111)	(407)	55
Total current expense (benefit) for income taxes	1,826	6,684	(84)
Deferred:
Federal	1,459	2,104	(11,230)
Foreign	(646)	516	(291)
State and local	127	28	191
Total deferred expense (benefit) for income taxes	940	2,648	(11,330)
Total expense (benefit) for income taxes	$2,766	$9,332	$(11,414)

The income tax expense was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2016	2015	2014
		(in thousands)
Income tax expense (benefit) at U.S. statutory rates	$(41,806)	$(7,926)	$(27,424)
State taxes, net of U.S. federal impact	(1,963)	(1,607)	(662)
Effect of international operations	8,849	(7,659)	(6,160)
Research and development tax credit	(801)	(1,628)	(1,935)
Net change in valuation allowance	50,520	23,655	27,156
Change in accrual for unrecognized tax benefits	(1,700)	4,876	(1,940)
ALD liquidation	(12,435)	—	—
U.S. share-based compensation	2,133	—	—
Goodwill impairment	—	—	9,786
Change in contingent consideration	—	—	(10,279)
Worthless stock deduction	—	(2,069)	—
Change in entity tax status	—	904	—
Other	(31)	786	44
Total expense (benefit) for income taxes	$2,766	$9,332	$(11,414)

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences were as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Inventory valuation	$6,681	$6,334
Net operating losses and credit carry forwards	54,527	33,181
Credit carry forwards	24,598	20,738
Warranty and installation accruals	1,757	3,022
Share-based compensation	12,624	12,461
Other	6,778	5,787
Total deferred tax assets	106,965	81,523
Valuation allowance	(106,793)	(56,273)
Net deferred tax assets	172	25,250

Deferred tax liabilities:
Purchased intangible assets	11,071	32,550
Undistributed earnings	186	618
Depreciation	69	1,908
Total deferred tax liabilities	11,326	35,076
Net deferred taxes	$(11,154)	$(9,826)

The Company did not record a provision for U.S. federal income taxes or any additional withholding taxes on unremitted earnings in foreign subsidiaries in the amount of $48.2 million at December 31, 2016, as such amount is permanently reinvested. It is not practicable to determine the hypothetical amount of tax associated with such unremitted earnings if the Company were to assume they were remitted to the U.S. For financial reporting purposes, these balances are determined

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

as amounts that exceed the tax basis of such investments. The Company has provided U.S. federal income taxes and additional withholding taxes on foreign earnings that are anticipated to be remitted.

At December 31, 2016 the Company had U.S. federal net operating loss carryforwards of approximately $137.2 million that will expire between 2034 and 2036, if not utilized. Additionally, $3.5 million of capital losses will expire in 2021. At December 31, 2016 the Company had U.S. foreign tax credit carryforwards of $7.7 million that will expire between 2023 and 2026 and U.S. federal research and development credits of $12.1 million that will expire between 2031 and 2036. The Company also has state and local net operating loss carryforwards of approximately $68.0 million (a net deferred tax asset of $3.5 million net of federal tax benefits and before the valuation allowance) that will expire between 2016 and 2036. In addition, the Company has state credits of $9.9 million some of which are indefinite and others that will expire between 2016 and 2030.

The Company makes assessments to estimate if sufficient taxable income will be generated in the future to use existing deferred tax assets. The Company’s cumulative three year loss in its domestic operations led to a full valuation allowance against the Company’s U.S. deferred tax assets in fiscal year 2014, because the Company could not conclude that such amounts are realizable on a more-likely-than-not basis. As the cumulative three year loss continued in 2016, the Company increased the valuation allowance by approximately $50.5 million during the period ended December 31, 2016.

The Company amortizes certain indefinite-lived intangible assets for tax purposes, which are not amortizable for financial reporting purposes. The deferred tax liability at December 31, 2016 includes $13.2 million relating to the tax effect of differences between financial reporting and tax bases of intangible assets that are not expected to reverse within the Company’s net operating loss carryforward period.

A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state, and foreign tax jurisdictions was as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$9,152	$4,276	$6,228
Additions for tax positions related to current year	1,038	5,596	244
Additions for tax positions related to prior years	233	143	199
Reductions for tax positions related to prior years	(2,826)	—	(2,345)
Reductions due to the lapse of the statute of limitations	(39)	(642)	(38)
Settlements	(106)	(221)	(12)
Balance at end of year	$7,452	$9,152	$4,276

If the amount of unrecognized tax benefits at December 31, 2016 were recognized, the Company’s income tax provision would decrease by $5.4 million. The gross amount of interest and penalties accrued in income tax payable in the Consolidated Balance Sheets was approximately $0.3 million and $0.2 million at December 31, 2016 and 2015, respectively.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions. All material federal income tax matters have been concluded for years through 2013 subject to subsequent utilization of net operating losses generated in such years. All material state and local income tax matters have been reviewed through 2012. The majority of the Company’s foreign jurisdictions have been reviewed through 2013. Substantially all of the Company’s foreign jurisdictions’ statutes of limitation remain open with respect to the tax years from 2013 through 2016. The Company does not anticipate that its uncertain tax position will change significantly within the next twelve months subject to the completion of the ongoing tax audits and any resultant settlement.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Sales by market is as follows:

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Sales by end-market
Lighting, Display & Power Electronics	$136,247	$291,133	$278,551
Advanced Packaging, MEMS & RF	68,304	61,935	11,449
Scientific & Industrial	74,913	64,297	44,429
Data Storage	52,987	59,673	58,444
Total	$332,451	$477,038	$392,873

The Company’s significant operations outside the United States include sales and service offices in China, Europe and Rest of World. For geographic reporting, sales are attributed to the location in which the customer facility is located.

Sales and long-lived tangible assets by geographic region are as follows:

	Net Sales to Unaffiliated Customers			Long-lived Tangible Assets
	2016	2015	2014	2016	2015	2014
	(in thousands)
United States	$85,637	$86,627	$44,060	$60,012	$64,951	$63,349
China	85,834	242,442	159,063	219	422	621
EMEA(1)	83,410	64,019	35,644	93	96	78
Rest of World	77,570	83,950	154,106	322	14,121	14,704
Total	$332,451	$477,038	$392,873	$60,646	$79,590	$78,752

(1) EMEA consists of Europe, the Middle East, and Africa

Note 19 — Selected Quarterly Financial Information (unaudited)

The following table presents selected unaudited financial data for each fiscal quarter of 2016 and 2015. Although unaudited, this information has been prepared on a basis consistent with the Company’s audited Consolidated Financial Statements and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) that are considered necessary for a fair presentation of this information in accordance with GAAP. Such quarterly results are not necessarily indicative of future results of operations.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Fiscal 2016				Fiscal 2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Net sales	$78,011	$75,348	$85,482	$93,609	$98,341	$131,410	$140,744	$106,543
Gross profit	31,956	31,439	33,455	36,008	35,136	49,069	54,250	38,786
Net income (loss)	(15,533)	(32,082)	(69,598)	(4,998)	(19,110)	(8,386)	5,306	(9,788)
Basic income (loss) per common share	(0.40)	(0.82)	(1.78)	(0.13)	(0.48)	(0.21)	0.13	(0.25)
Diluted income (loss) per common share	(0.40)	(0.82)	(1.78)	(0.13)	(0.48)	(0.21)	0.13	(0.25)

Impairment Charge

During the third quarter of 2016, the Company decided to significantly reduce future investments in its ALD technology development and, as a result, recorded a charge for impairment of its ALD assets, including $54.3 million for the full impairment of the intangible purchased ALD technology. The impairment charges were based on projected cash flows that required the use of unobservable inputs. Refer to Note 6, “Goodwill and Intangible Assets,” for additional information.

Note 20 — Subsequent Events

New Convertible Notes

In January 2017, the Company issued $345.0 million in aggregate principal amount of 2.70% convertible senior unsecured notes due 2023 (the “Convertible Notes”) pursuant to an indenture, dated as of January 18, 2017, between the Company and U.S. Bank National Association, as the trustee (the “Offering”). The Company received net proceeds from the Offering, after deducting fees and expenses payable by the Company, of approximately $336.0 million.

The Convertible Notes bear interest payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2017. The Company will separately account for the liability and equity components of the Convertible Notes. The fair value of the liability component used in the allocation between the liability and equity components as of the date of issuance was based on the present value of cash flows using a discount rate of 7%, the Company’s borrowing rate for a similar debt instrument without the conversion feature.

The Convertible Notes mature on January 15, 2023, unless earlier repurchased, redeemed or converted. The Convertible Notes are convertible into common shares of the Company under certain circumstances described in the indenture. The initial conversion rate is 24.9800 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, with an initial conversion price of approximately $40.03 per share of common stock. The conversion rate is subject to adjustment in certain circumstances. The dilutive effect of the Convertible Notes on income (loss) per share will be calculated using the treasury stock method since the Company has both the current intent and ability to settle the principal amount of the Convertible Notes in cash.

Agreement to Acquire Ultratech

On February 2, 2017, Veeco and Ultratech, Inc. (“Ultratech”), a leading supplier of lithography, laser-processing, and inspection systems used to manufacture semiconductor devices and LEDs, signed a definitive agreement for Veeco to acquire Ultratech. The Boards of Directors of both Veeco and Ultratech have unanimously approved the transaction.

Ultratech shareholders will receive (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding. Based on Veeco’s closing stock price on February 1, 2017, the transaction

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

consideration is valued at approximately $28.64 per Ultratech share. The implied total transaction value is approximately $815 million and the implied enterprise value is approximately $550 million, net of Ultratech’s net cash balance as of December 31, 2016. The transaction is expected to close in the second quarter of 2017, subject to approval by Ultratech shareholders, regulatory approvals in the United States, and other customary closing conditions.

Schedule II — Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	(Credited)	Charged to		Balance at
	Beginning	to Costs and	Other		End of
Deducted from asset accounts:	of Period	Expenses	Accounts	Deductions	Period
			(in thousands)
Year ended December 31, 2016
Allowance for doubtful accounts	$206	$171	$—	$(91)	$286
Valuation allowance in net deferred tax assets	56,273	50,520	—	—	106,793
	$56,479	$50,691	$—	$(91)	$107,079

Year ended December 31, 2015
Allowance for doubtful accounts	$731	$43	$—	$(568)	$206
Valuation allowance in net deferred tax assets	34,909	23,655	(2,291)	—	56,273
	$35,640	$23,698	$(2,291)	$(568)	$56,479

Year ended December 31, 2014
Allowance for doubtful accounts	$2,438	$(1,814)	$325	$(218)	$731
Valuation allowance in net deferred tax assets	7,753	27,156	—	—	34,909
	$10,191	$25,342	$325	$(218)	$35,640

S-1