Form 10-Q
period 2017-03-31
VEECO INSTRUMENTS INC
filed 2017-05-05
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(516) 677-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of April 26, 2017
par value $0.01 per share	40,578,119

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

•                 We have indebtedness in the form of convertible senior notes which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders;

•                 The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, could have a material effect on our reported financial results;

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

•                 We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism or other significant disruption;

•                 If we are unable to complete our contemplated acquisition of Ultratech, Inc., our expected financial results and the market value of our common stock could be adversely affected; and

•                 Even if the Ultratech merger is consummated, we may not be able to successfully integrate the business of Ultratech with our own or realize the anticipated benefits of the merger.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$423,661	$277,444
Short-term investments	258,196	66,787
Accounts receivable, net	51,433	58,020
Inventories	64,697	77,063
Deferred cost of sales	4,684	6,160
Prepaid expenses and other current assets	19,777	16,034
Total current assets	822,448	501,508
Property, plant and equipment, net	63,684	60,646
Intangible assets, net	55,511	58,378
Goodwill	114,908	114,908
Deferred income taxes	4,044	2,045
Other assets	21,047	21,047
Total assets	$1,081,642	$758,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,732	$22,607
Accrued expenses and other current liabilities	28,480	33,201
Customer deposits and deferred revenue	70,785	85,022
Income taxes payable	2,441	2,311
Current portion of long-term debt	375	368
Total current liabilities	132,813	143,509
Deferred income taxes	14,063	13,199
Long-term debt	268,098	826
Other liabilities	1,652	6,403
Total liabilities	416,626	163,937
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 40,644,117 and 40,714,790 shares issued at March 31, 2017 and December 31, 2016, respectively; 40,568,473 and 40,588,194 shares outstanding at March 31, 2017 and December 31, 2016, respectively.	406	407
Additional paid-in capital	831,761	763,303
Accumulated deficit	(167,489)	(168,583)
Accumulated other comprehensive income	1,678	1,777
Treasury stock, at cost, 75,644 shares at March 31, 2017; 126,596 shares at December 31, 2016.	(1,340)	(2,309)
Total stockholders’ equity	665,016	594,595
Total liabilities and stockholders’ equity	$1,081,642	$758,532

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2017	2016
Net sales	$94,386	$78,011
Cost of sales	60,186	46,055
Gross profit	34,200	31,956
Operating expenses, net:
Research and development	14,989	22,110
Selling, general, and administrative	20,466	19,839
Amortization of intangible assets	2,867	5,251
Restructuring	1,338	100
Asset impairment	463	—
Other, net	(78)	(71)
Total operating expenses, net	40,045	47,229
Operating income (loss)	(5,845)	(15,273)
Interest income	793	306
Interest expense	(4,135)	(38)
Income (loss) before income taxes	(9,187)	(15,005)
Income tax expense (benefit)	(10,282)	528
Net income (loss)	$1,095	$(15,533)

Income (loss) per common share:
Basic	$0.03	$(0.40)
Diluted	$0.03	$(0.40)

Weighted average number of shares:
Basic	39,619	39,113
Diluted	40,140	39,113

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended March 31,
	2017	2016
Net income (loss)	$1,095	$(15,533)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	(114)	50
Foreign currency translation	15	39
Total other comprehensive income (loss), net of tax	(99)	89

Total comprehensive income (loss)	$996	$(15,444)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$1,095	(15,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,799	8,593
Non-cash interest expense	2,185	—
Deferred income taxes	(6,001)	465
Share-based compensation expense	4,186	4,388
Asset impairment	463	—
Provision for bad debts	92	160
Changes in operating assets and liabilities:
Accounts receivable	6,495	(6,958)
Inventories and deferred cost of sales	13,761	1,274
Prepaid expenses and other current assets	(3,743)	(6,660)
Accounts payable and accrued expenses	642	(2,210)
Customer deposits and deferred revenue	(14,238)	(1,510)
Income taxes receivable and payable, net	130	(893)
Long-term income tax liability	(4,877)	—
Other, net	343	86
Net cash provided by (used in) operating activities	6,332	(18,798)

Cash Flows from Investing Activities
Capital expenditures	(4,187)	(3,988)
Proceeds from the sale of investments	27,411	10,930
Payments for purchases of investments	(219,141)	—
Other	—	(213)
Net cash provided by (used in) investing activities	(195,917)	6,729

Cash Flows from Financing Activities
Proceeds (tax withholdings) from stock option exercises and employee stock purchase plan	585	(22)
Restricted stock tax withholdings	(461)	(27)
Purchases of common stock	—	(13,349)
Proceeds from long-term debt borrowings	335,752	—
Principal payments on long-term debt	(89)	(82)
Net cash provided by (used in) financing activities	335,787	(13,480)

Effect of exchange rate changes on cash and cash equivalents	15	39
Net increase in cash and cash equivalents	146,217	(25,510)
Cash and cash equivalents - beginning of period	277,444	269,232
Cash and cash equivalents - end of period	$423,661	$243,722

Supplemental Disclosure of Cash Flow Information
Interest paid	$31	$39
Income taxes paid	672	966
Non-cash operating and financing activities
Net transfer of inventory to property, plant and equipment	81	—

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Certain amounts previously reported have been reclassified in the financial statements to conform to the current presentation.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2017 interim quarters end on April 2, July 2, and October 1, and the 2016 interim quarters ended on April 3, July 3, and October 2. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

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

When there are separate units of accounting, Veeco allocates revenue to each element based on the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available; third party evidence (“TPE”) if VSOE is not available; or the best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Veeco uses BESP for the elements in its arrangements. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

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

Recent accounting pronouncements

The FASB issued ASU 2014-09, as amended: Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC 606”). ASC 606 requires the Company’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASC 606 outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt ASC 606 for reporting periods beginning after December 15, 2017, but can adopt early for annual periods beginning after December 15, 2016. The Company is still completing its evaluation of the impact of adopting this standard; however, the Company currently expects the most significant financial statement impacts of adopting ASC 606 will be the elimination of the constraint on revenue associated with the billing retention related to the receipt of customer final acceptance as well as the identification of installation services as a performance obligation. The elimination of the constraint on revenue related to customer final acceptance, which is usually about 10 percent of a system sale, will generally be recognized at the time the Company transfers control of the system to the customer, which is earlier than under the Company’s current revenue recognition model. The new performance obligation related to installation services under the new standard will generally be recognized as the installation services are performed, which is later than under the Company’s current revenue recognition model. Taken together, the Company currently believes there will be a net acceleration of a small percentage of its revenue under ASC 606 as compared to its current revenue recognition model. ASC 606 provides for different transition alternatives, and the Company is evaluating which method of adoption to select.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments — Overall, which requires certain equity

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

investments to be measured at fair value, with changes in fair value recognized in net income. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017; early adoption is permitted. The Company does not expect this ASU will have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02: Leases, which generally requires operating lessee rights and obligations to be recognized as assets and liabilities on the balance sheet. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the Statement of Operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the Statement of Cash Flows. When the standard is adopted, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. The Company is evaluating the anticipated impact of adopting the ASU on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues, including debt prepayments or debt extinguishment costs. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017. This ASU will not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017. The Company is evaluating the anticipated effect the ASU will have on the consolidated financial statements.

The Company is also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on our consolidated financial statements.

Note 2 - Income (Loss) Per Common Share

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

The dilutive effect of the Convertible Senior Notes on income (loss) per share is calculated using the treasury stock method since the Company has both the current intent and ability to settle the principal amount of the Convertible Senior Notes in cash. See Note 4, “Liabilities,” for additional information on the Convertible Senior Notes.

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period under the two-class method. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per share for the three months ended March 31, 2017 and 2016 are as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net income (loss)	$1,095	$(15,533)

Net income (loss) per common share:
Basic	$0.03	$(0.40)
Diluted	$0.03	$(0.40)

Basic weighted average shares outstanding	39,619	39,113
Effect of potentially dilutive share-based awards	521	—
Diluted weighted average shares outstanding	40,140	39,113

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	N/A	722

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	N/A	66

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	1,499	2,295

Maximum potential shares to be issued for settlement of Convertible Senior Notes excluded from the diluted calculation as their effect would be antidilutive	8,618	N/A

Note 3 - Assets

Investments

Short-term investments are generally classified as available-for-sale and reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income” in the Consolidated Balance Sheets. These securities may include U.S. treasuries, government agency securities, corporate debt, and commercial paper, all with maturities of greater than three months when purchased. All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are included in “Other, net” in the Consolidated Statements of Operations.

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2017
Cash equivalents
U.S. treasuries	$79,962	$—	$—	$79,962
Government agency securities	—	9,997	—	9,997
Corporate debt	—	2,401	—	2,401
Commercial paper	—	8,994	—	8,994
Total	$79,962	$21,392	$—	$101,354
Short-term investments
U.S. treasuries	$180,013	$—	$—	$180,013
Government agency securities	—	29,998	—	29,998
Corporate debt	—	30,242	—	30,242
Commercial paper	—	17,943	—	17,943
Total	$180,013	$78,183	$—	$258,196

December 31, 2016
Cash equivalents
Corporate debt	$—	$1,501	$—	$1,501
Total	$—	$1,501	$—	$1,501
Short-term investments
U.S. treasuries	$40,008	$—	$—	$40,008
Government agency securities	—	10,012	—	10,012
Corporate debt	—	13,773	—	13,773
Commercial paper	—	2,994	—	2,994
Total	$40,008	$26,779	$—	$66,787

There were no transfers between fair value measurement levels during the three months ended March 31, 2017.

At March 31, 2017 and December 31, 2016, the amortized cost and fair value of available-for-sale securities consist of:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2017
U.S. treasuries	$180,101	$—	$(88)	$180,013
Government agency securities	30,021	—	(23)	29,998
Corporate debt	30,265	—	(23)	30,242
Commercial paper	17,943	—	—	17,943
Total	$258,330	$—	$(134)	$258,196

December 31, 2016
U.S. treasuries	$40,013	$—	$(5)	$40,008
Government agency securities	10,020	—	(8)	10,012
Corporate debt	13,780	—	(7)	13,773
Commerical Paper	2,994	—	—	2,994
Total	$66,807	$—	$(20)	$66,787

Available-for-sale securities in a loss position at March 31, 2017 and December 31, 2016 consist of:

	March 31, 2017		December 31, 2016
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$180,013	$(88)	$20,002	$(5)
Government agency securities	29,998	(23)	10,012	(8)
Corporate debt	29,041	(23)	13,774	(7)
Total	$239,052	$(134)	$43,788	$(20)

At March 31, 2017 and December 31, 2016, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The available-for-sale securities at March 31, 2017 all contractually mature in one year or less. Actual maturities may differ from contractual maturities. Veeco may sell these securities prior to maturity based on the needs of the business. In addition, borrowers may have the right to call or prepay obligations prior to scheduled maturities.

There were no realized gains for the three months ended March 31, 2017 and 2016. The cost of securities liquidated is based on specific identification.

Accounts receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million at both March 31, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. Inventories at March 31, 2017 and December 31, 2016 consist of the following:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	March 31,	December 31,
	2017	2016
	(in thousands)
Materials	$42,165	$46,457
Work-in-process	20,992	25,250
Finished goods	1,540	5,356
Total	$64,697	$77,063

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $7.9 million and $7.8 million at March 31, 2017 and December 31, 2016, respectively.

Property, plant, and equipment

Property, plant, and equipment at March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Land	$5,669	$5,669
Building and improvements	51,102	50,814
Machinery and equipment(1)	104,222	99,370
Leasehold improvements	3,884	3,652
Gross property, plant and equipment	164,877	159,505
Less: accumulated depreciation and amortization	101,193	98,859
Net property, plant and equipment	$63,684	$60,646

(1) Machinery and equipment also includes software, furniture and fixtures

For the three months ended March 31, 2017 and 2016, depreciation expense was $2.9 million and $3.3 million, respectively.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the three months ended March 31, 2017.

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

The components of purchased intangible assets were as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	March 31, 2017			December 31, 2016
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$149,198	$115,454	$33,744	$149,198	$113,904	$35,294
Customer relationships	47,885	29,909	17,976	47,885	28,659	19,226
Trademarks and tradenames	2,590	1,986	604	2,590	1,948	642
Indefinite-lived trademark	2,900	—	2,900	2,900	—	2,900
Other	748	461	287	2,026	1,710	316
Total	$203,321	$147,810	$55,511	$204,599	$146,221	$58,378

Other intangible assets primarily consist of patents, licenses, and non-compete agreements.

Other assets

Veeco has an ownership interest of less than 20% in a non-marketable investment, Kateeva, Inc. (“Kateeva”). Veeco does not exert significant influence over Kateeva and therefore the investment is carried at cost. There was no change to the $21.0 million carrying value of the investment during the three months ended March 31, 2017. The investment is included in “Other assets” on the Consolidated Balance Sheet. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires judgment. The analysis includes assessments of Kateeva’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Note 4 - Liabilities

Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities at March 31, 2017 and December 31, 2016 consist of:

	March 31,	December 31,
	2017	2016
	(in thousands)
Payroll and related benefits	$13,538	$18,780
Warranty	4,209	4,217
Professional fees	2,806	1,827
Installation	1,411	1,382
Sales, use, and other taxes	436	1,282
Restructuring liability	1,219	1,796
Interest	1,915	—
Other	2,946	3,917
Total	$28,480	$33,201

Other liabilities include accruals for costs related to customer training, royalties, and travel.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2017 include:

(in thousands)
Balance - December 31, 2016	$4,217
Warranties issued	973
Consumption of reserves	(1,327)
Changes in estimate	346
Balance - March 31, 2017	$4,209

Restructuring accruals

During the three months ended March 31, 2017, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. During the second and third quarters of 2016, the Company undertook  restructuring activities as part of its initiative to streamline operations, enhance efficiency, and reduce costs. As a result of these actions, the Company notified approximately 50 employees of their termination from the Company. In addition, during the third quarter of 2016, the Company decided to significantly reduce future investments in its Atomic Layer Deposition (“ALD”) technology development, which impacts approximately 25 additional employees. Over the next few quarters, the Company expects to incur additional restructuring costs of $2 to $4 million as it finalizes all of these activities.

	Personnel
	Severance and	Facility
	Related Costs	Related Costs	Total
	(in thousands)
Balance - December 31, 2016	$1,796	$—	$1,796
Provision	661	677	1,338
Payments	(1,238)	(677)	(1,915)
Balance - March 31, 2017	$1,219	$—	$1,219

Customer deposits

Customer deposits totaled $21.5 million and $22.2 million at March 31, 2017 and December 31, 2016, respectively.

Convertible Senior Notes

On January 10, 2017, the Company issued $345.0 million of 2.70% convertible senior unsecured notes (the “Convertible Senior Notes”). The Company received net proceeds, after deducting underwriting discounts and fees and expenses payable by the Company, of approximately $335.8 million. The Convertible Senior Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The Convertible Senior Notes mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted.

The Convertible Senior Notes are unsecured obligations of Veeco and rank senior in right of payment to any of Veeco’s subordinated indebtedness; equal in right of payment to all of Veeco’s unsecured indebtedness that is not subordinated;

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

effectively subordinated in right of payment to any of Veeco’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of Veeco’s subsidiaries.

The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is 24.9800 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, representing an initial effective conversion price of $40.03 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Convertible Senior Notes, dated January 18, 2017 between the Company and U.S. Bank National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest.

Holders may convert all or any portion of their notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022 only under the following circumstances:

(i)                         During any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(ii)                      During the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollar principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Veeco’s common stock and the conversion rate on each such trading day;

(iii)                   If the Company calls any or all of the Convertible Senior Notes for redemption at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(iv)                  Upon the occurrence of specified corporate events.

On or after October 15, 2022, until the close of business on the business day immediately preceding the Maturity Date, holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion option, the Company segregated the liability component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the Convertible Senior Notes. The calculation of the fair value of the debt component required the use of Level 3 inputs, including utilization of convertible investors’ credit assumptions and high yield bond indices. Fair value was estimated through discounting future interest and principal payments, an income approach, due under the Convertible Senior Notes at a discount rate of 7.00%, an interest rate equal to the estimated borrowing rate for similar non-convertible debt. The excess of the aggregate face value of the Convertible Senior Notes over the estimated fair value of the liability component of $72.5 million was recognized as a debt discount which will be amortized over the expected life of the Convertible Senior Notes using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense.

The transaction costs of $9.2 million incurred in connection with the issuance of the Convertible Senior Notes were allocated to the liability and equity components based on their relative values. Transaction costs allocated to the liability component are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Senior Notes. Transaction costs allocated to the equity component reduced the value of the equity component recognized in stockholders’ equity.

The carrying value of the Convertible Senior Notes is as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

March 31,
2017
(in thousands)
Principal amount	$345,000
Unamortized debt discount	(70,527)
Unamortized transaction costs	(7,104)
Net carrying value	$267,369

Total interest expense related to the Convertible Senior Notes is as follows:

Three months ended March 31,
2017
(in thousands)
Cash Interest Expense
Coupon interest expense	$1,915
Non-Cash Interest Expense
Amortization of debt discount	1,985
Amortization of transaction costs	200
Total Interest Expense	$4,100

The Company determined the Convertible Senior Notes is a Level 2 liability in the fair value hierarchy and estimated its fair value as $361.3 million at March 31, 2017.

Mortgage Payable

Included within long-term debt is a mortgage note payable that has a carrying value of $1.1 million and $1.2 million at March 31, 2017 and December 31, 2016, respectively, and is secured by certain land and buildings with a carrying value of $3.0 million at March 31, 2017 and December 31, 2016. The annual interest rate on the mortgage is 7.91%, and the final payment is due on January 1, 2020. The Company determined the mortgage is a Level 3 liability in the fair-value hierarchy and estimated its fair value as $1.1 million and $1.2 million at March 31, 2017 and December 31, 2016, respectively, using a discounted cash flow model.

Other Liabilities

Other liabilities primarily consist of income taxes payable and other liabilities not expected to be paid within one year. Non-current income taxes payable were $4.9 million at December 31, 2016. There were no non-current income taxes payable at March 31, 2017.

Note 5 - Commitments and Contingencies

Minimum lease commitments

At March 31, 2017, Veeco’s total future minimum lease payments under non-cancelable operating leases have not changed significantly from the disclosure in the 2016 Form 10-K.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Purchase commitments

Veeco has purchase commitments of $81.5 million at March 31, 2017, substantially all of which become due within one year.

Bank guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2017, outstanding bank guarantees and letters of credit totaled $4.7 million, and unused bank guarantees and letters of credit of $66.0 million were available to be drawn upon.

Legal proceedings

On March 17, 2017, an Ultratech shareholder filed a purported class action complaint in the U.S. District Court for the Northern District of California, captioned The Vladimir Gusinsky Rev. Trust v. Ultratech, Inc., et al., Case No. 4:17-cv-01468-PJH, on behalf of itself and all other Ultratech shareholders against Ultratech, its directors at the time the acquisition was announced, Veeco, and Merger Sub.  The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares, agreed to unreasonable deal-protection measures, and potentially engaged in supposed self-dealing.  The complaint seeks to recover under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions in the preliminary proxy statement filed on March 13, 2017.  The complaint seeks declaratory and injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, an order directing the dissemination of a proxy statement that is not false or misleading, and an award of attorneys’ and experts’ fees.

On March 22, 2017, two other Ultratech shareholders filed a purported class action complaint in the U.S. District Court for the Northern District of California, captioned De Letter et al. v. Ultratech, Inc., et al., Case No. 3:17-cv-01542-WHA, on behalf of themselves and all other Ultratech shareholders against Ultratech and its directors at the time the acquisition was announced.  The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares and potentially engaged in supposed self-dealing.  The complaint further alleges that the sale process was flawed and tainted by the self-interest of certain directors.  The complaint seeks to recover under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions in the preliminary proxy statement filed on March 13, 2017.  The complaint seeks injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, compensatory damages, and an award of attorneys’ and experts’ fees.

The defendants have not yet responded to either complaint.  While it is too early to predict the outcome of litigation or a reasonable range of potential losses, Veeco believes these lawsuits are without merit.  Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

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

Note 6 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

		Unrealized
	Foreign Currency	Gains (Losses) on Available for Sale
	Translation	Securities	Total
	(in thousands)
Balance - December 31, 2016	$1,797	$(20)	$1,777
Other comprehensive income (loss)	15	(114)	(99)
Balance - March 31, 2017	$1,812	$(134)	$1,678

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2017.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in thousands)
Cost of sales	$657	$546
Research and development	429	1,099
Selling, general, and administrative	3,100	2,743
Total	$4,186	$4,388

For the three months ended March 31, 2017, equity activity related to stock options was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2016	1,576	$35.18
Granted	—	—
Exercised	—	—
Expired or forfeited	(77)	37.40
Balance - March 31, 2017	1,499	35.06

For the three months ended March 31, 2017, equity activity related to restricted shares and performance shares was as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2016	1,949	$23.85
Granted	37	26.80
Released	(53)	31.77
Forfeited	(105)	26.66
Balance - March 31, 2017	1,828	23.88

Note 8 - Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At March 31, 2017, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that that it is more likely than not that these future benefits will be realized before they expire.

At the end of each interim reporting period, the effective tax rate is aligned to expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. Income (loss) before income taxes and income tax expense (benefit) for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Loss before income taxes	$(9,187)	$(15,005)
Income tax expense (benefit)	$(10,282)	$528

The net income tax benefit for the three months ended March 31, 2017 was comprised of a net benefit of $4.2 million and $6.1 million related to the Company’s U.S. and non-U.S. operations, respectively.

The net income tax benefit from the Company’s U.S. operations was primarily attributable to a tax benefit of $4.9 million for losses incurred during the three months ended March 31, 2017. Under the intraperiod tax allocation rules, the deferred tax liability created upon the issuance of the Convertible Senior Notes is treated as a source of income, which enables the Company to recognize a benefit for the U.S.loss before income taxes during fiscal 2017. The tax benefit related to the issuance of the Convertible Senior Notes will not recur in future years. This  benefit was partially offset by a deferred provision of approximately $0.9 million related to tax amortization on indefinite-lived intangible assets.

The net income tax benefit from the Company’s non-U.S. operations was primarily attributable to the Company’s determination in the first quarter of 2017 that it was more likely than not that it will meet the requirements of an existing foreign tax incentive agreement.  As a result the Company remeasured this uncertain tax position and recognized a $6.3 million benefit during the first quarter, which is comprised of a reversal of a $4.9 million tax liability established in previous periods and the recognition of a deferred tax benefit of $1.4 million related to certain foreign net operating losses generated in prior years that are now determined to be realizable.

For the three months ended March 31, 2016, the Company did not provide a current tax benefit on U.S. pre-tax losses since the Company could not conclude that it is more likely than not that the benefits would be realized. The tax expense is primarily related to indefinite-lived intangible assets that are amortized for tax purposes but not for financial reporting

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

purposes. The deferred tax liability created by the tax deductible expense cannot be used to offset existing deferred tax assets. Since the Company cannot conclude that it is more likely than not that the tax deductible expense will be realized, the Company recorded a valuation allowance.

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

Sales by end-market and geographic region for the three months ended March 31, 2017 and 2016 were as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended March 31,
	2017	2016
Sales by end-market
Lighting, Display & Power Electronics	$54,193	$22,942
Advanced Packaging, MEMS & RF	11,558	23,262
Scientific & Industrial	15,050	14,911
Data Storage	13,585	16,896
Total	$94,386	$78,011
Sales by geographic region
United States	$17,288	$26,711
China	40,326	8,800
EMEA(1)	22,067	27,462
Rest of World	14,705	15,038
Total	$94,386	$78,011

(1) EMEA consists of Europe, the Middle East, and Africa

For geographic reporting, sales are attributed to the location in which the customer facility is located.

Note 10 — Agreement to Acquire Ultratech

On February 2, 2017, Veeco and Ultratech, Inc. (“Ultratech”), a leading supplier of lithography, laser-processing, and inspection systems used to manufacture semiconductor devices and LEDs, signed a definitive agreement for Veeco to acquire Ultratech. The Boards of Directors of both Veeco and Ultratech have unanimously approved the transaction.

Ultratech shareholders will receive (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding. Based on Veeco’s closing stock price on February 28, 2017, the transaction consideration is valued at approximately $29.07 per Ultratech share. The implied total transaction value is approximately $820 million and the implied enterprise value is approximately $553 million, net of Ultratech’s net cash balance as of December 31, 2016. The transaction is expected to close in the second calendar quarter of 2017, subject to approval by Ultratech shareholders, regulatory approvals in the United States, and other customary closing conditions.

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

Executive Summary

We design, manufacture, and market thin film process equipment aligned to meet the demands of key global trends such as energy conservation, mobility, and connectivity. Our equipment is primarily used to make components for electronic devices including LEDs, displays, power electronics, wireless devices, smartphones, sensors, MEMS, and HDDs. We develop highly differentiated equipment for critical performance steps in thin film processing. Our products provide leading technology at low cost-of-ownership and high volume productivity. Core competencies in advanced thin film technologies, patent protection, and decades of specialized process know-how help us stay at the forefront of these rapidly advancing markets.

Our portfolio of technology solutions sell into four key market areas: Lighting, Display & Power Electronics; Advanced Packaging, MEMS & RF; Scientific & Industrial; and Data Storage.

Sales in the Lighting, Display & Power Electronics markets increased by approximately 38 percent sequentially, reflecting ongoing improvement in LED industry conditions.  TV displays remain the second largest LED application behind solid state lighting. Over the past few quarters demand for larger LCD TV displays has increased, which require more LEDs to backlight compared with smaller display sizes. At the same time, we have seen an increase in LED demand for fine-pitch digital signage. These trends have driven an increase in demand for our MOCVD equipment and build-up in our MOCVD backlog. As a result, we believe that our MOCVD sales have the potential to be higher in the second half of the year relative to the first half of 2017. Our broad portfolio of MOCVD technologies has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. Our TurboDisc® EPIK™ 700 GaN MOCVD system continues to win new business for blue LEDs. Our TurboDisc K475i™ AsP MOCVD system targets red-orange-yellow LEDs, laser diodes, and high-efficiency triple junction photovoltaic solar cells and continues to gain market momentum.

A majority of our first quarter sales in the Advanced Packaging, MEMS & RF markets were driven by the mobility trend and increasing functionality in mobile devices.  While investments for RF capacity were more measured during the quarter, we captured new business with our PSP products to produce MEMS optical sensors for next generation smartphones.  PSP was also selected for multiple applications by a leading Chinese mobile device manufacturer to support next generation wireless networking. While sales in Advanced Packaging declined in the first quarter, we are continuing to gain momentum in this growing market. Our versatile PSP product architecture is well suited for a multitude of advanced packaging process schemes, including WLFO (wafer level fan out) and 3D TSV (thru silicon via) applications.

Sales from Scientific & Industrial and Data Storage markets are generated primarily from our legacy products, which include our ion beam etch, ion beam deposition, and MBE product families. Following strong demand for our equipment in the fourth quarter to support high-power laser diode production and advanced optical coatings, sales for Industrial applications were lower in the first quarter of 2017. While equipment demand from each individual market may fluctuate quarter to quarter, the diverse customer base has historically provided a relatively stable revenue stream for the company on a combined basis.

Agreement to Acquire Ultratech

On February 2, 2017, Veeco and Ultratech, Inc. (“Ultratech”), a leading supplier of lithography, laser-processing, and inspection systems used to manufacture semiconductor devices and LEDs, signed a definitive agreement for Veeco to acquire Ultratech. The Boards of Directors of both Veeco and Ultratech have unanimously approved the transaction.

Ultratech shareholders will receive (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding. Based on Veeco’s closing stock price on February 28, 2017, the transaction consideration is valued at approximately $29.07 per Ultratech share. The implied total transaction value is approximately $820 million and the implied enterprise value is approximately $553 million, net of Ultratech’s net cash balance as of December 31, 2016. The transaction is expected to close in the second calendar quarter of 2017, subject to approval by Ultratech shareholders, regulatory approvals in the United States, and other customary closing conditions.

Results of Operations

For the three months ended March 31, 2017 and 2016

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2017 and 2016 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three months ended March 31,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Net sales	$94,386	100%	$78,011	100%	$16,375	21%
Cost of sales	60,186	64%	46,055	59%	14,131	31%
Gross profit	34,200	36%	31,956	41%	2,244	7%
Operating expenses, net:
Research and development	14,989	16%	22,110	28%	(7,121)	(32)%
Selling, general, and administrative	20,466	22%	19,839	25%	627	3%
Amortization	2,867	3%	5,251	7%	(2,384)	(45)%
Restructuring	1,338	1%	100	0%	1,238	*
Asset impairment	463	0%	—	0%	463	*
Other, net	(78)	(0)%	(71)	(0)%	(7)	*
Total operating expenses, net	40,045	42%	47,229	60%	(7,184)	(15)%
Operating income (loss)	(5,845)	(6)%	(15,273)	(19)%	9,428	*
Interest income (expense), net	(3,342)	(4)%	268	0%	(3,610)	*
Income (loss) before income taxes	(9,187)	(10)%	(15,005)	(19)%	5,818	*
Income tax expense (benefit)	(10,282)	(11)%	528	1%	(10,810)	*
Net income (loss)	$1,095	1%	$(15,533)	(20)%	$16,628	*

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three months ended March 31,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Sales by market
Lighting, Display & Power Electronics	$54,193	58%	$22,942	29%	$31,251	136%
Advanced Packaging, MEMS & RF	11,558	12%	23,262	30%	(11,704)	(50)%
Scientific & Industrial	15,050	16%	14,911	19%	139	1%
Data Storage	13,585	14%	16,896	22%	(3,311)	(20)%
Total	$94,386	100%	$78,011	100%	$16,375	21%
Sales by geographic region
United States	$17,288	18%	$26,711	35%	$(9,423)	(35)%
China	40,326	43%	8,800	11%	31,526	358%
EMEA	22,067	23%	27,462	35%	(5,395)	(20)%
Rest of World	14,705	16%	15,038	19%	(333)	(2)%
Total	$94,386	100%	$78,011	100%	$16,375	21%

Total sales increased for the three months ended March 31, 2017 against the comparable prior year period, primarily due to increased sales in Lighting, Display & Power Electronics as we continue to see ongoing improvements in LED industry conditions. The increase was partially offset by decreased sales in the Advanced Packaging, MEMS & RF and Data Storage markets. Pricing was not a significant driver of the change in total sales. By geography, sales increased in China, which was attributable to the increased sales in the Lighting, Display & Power Electronics market. This increase was partially offset by decreases in the other geographic regions. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Orders increased to $107.3 million for the three months ended March 31, 2017 from $61.6 million for the comparable prior year period. The increase in orders was primarily attributable to an increase of over 150% in orders in Lighting, Display & Power Electronics.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. For the three months ended March 31, 2017, the ratio was 1.1, compared to 0.8 for the comparable prior period. Our backlog at March 31, 2017 was $221.1 million, which was higher than the backlog at December 31, 2016 of $209.2 million. During the three months ended March 31, 2017, we recorded backlog adjustments of approximately $0.8 million, relating to orders that no longer met our bookings criteria.

Gross Profit

In the first quarter of 2017, gross profit increased compared to the first quarter of 2016 due to a sharp increase in sales volume partially offset by decreased gross margins. Gross margins decreased principally due to product and region mix of sales in the period, as well as the temporary impact of our manufacturing consolidation efforts.

Research and development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased in the first quarter of 2017 compared to the first quarter of 2016 primarily as a result of our decision to significantly reduce investments in our Atomic Layer Deposition (“ALD”) technology, as well as decreases in other personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs.

Selling, general, and administrative

Selling, general, and administrative expenses increased slightly primarily due to costs related to our proposed acquisition of Ultratech, partially offset by a decrease in personnel-related expenses as a result of our initiative to streamline operations, enhance efficiency, and reduce costs.

Amortization expense

The decrease in amortization expense is a result of the impairment of the ALD technology asset in the prior year as well as certain other intangible assets becoming fully amortized during 2016.

Restructuring expense

During the three months ended March 31, 2017, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. During the second and third quarters of 2016, we undertook restructuring activities as part of our initiative to streamline operations, enhance efficiency, and reduce costs. As a result of these actions,we notified approximately 50 employees of their termination from the Company. In addition, during the third quarter of 2016, we decided to significantly reduce future investments in our ALD technology development, which impacts approximately 25 additional employees. Over the next few quarters, we expect to incur additional restructuring costs of $2 to $4 million as we finalize all of these activities.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax benefit for the three months ended March 31, 2017 was $ 10.3 million compared to a tax expense of $0.5 million for the comparable prior period. The 2017 tax benefit included $4.2 million relating to our domestic operations and $6.1 million relating to our non-U.S. operations, compared to 2016 when our expense included $0.4 million related to domestic operations and $0.1 million related to our non-U.S. operations. The current period domestic tax benefit is primarily attributable to an income tax benefit for losses incurred during the three months ended March 31, 2017, as the deferred tax liability created by the issuance of the Convertible Senior Notes is treated as a source of income in fiscal 2017, offset by a deferred provision related to tax amortization on indefinite-lived intangible assets. The current period non-U.S. tax benefit is primarily attributable to the remeasurement of an uncertain tax position, which included the reversal of a previously established non-U.S. tax liability and the recognition of a deferred tax benefit related to certain foreign net operating losses generated in prior years that are now determined to be realizable. The tax expense for the comparable period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents, short-term investments, and restricted cash are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$423,661	$277,444
Short-term investments	258,196	66,787
Total	$681,857	$344,231

In January 2017, we received proceeds of $335.8 million related to the issuance of Convertible Senior Notes, resulting in a significant increase in cash and cash equivalents and short-term investments. A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At March 31, 2017 and December 31, 2016, cash and cash equivalents of $153.3 million and $149.2 million, respectively, were held outside the United States. In order to fund continued international growth, it is our current intention to permanently reinvest the cash and cash equivalent balances held in China, Taiwan, and Malaysia, and our current forecasts do not require repatriation of these funds back to the United States. At March 31, 2017, we had $80.7 million in cash held outside the United States on which we may have to pay significant U.S. income taxes to repatriate or utilize net operating loss carryforwards. Additionally, local government regulations may restrict our ability to move cash balances under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including funding the net cash purchase price of Ultratech expected to close in the second quarter of 2017, as well as the scheduled interest payments on our Convertible Senior Notes issued in January 2017.

A summary of the cash flow activity at March 31, 2017 and December 31, 2016 is as follows:

Cash Flows from Operating Activities

	Three months ended March 31,
	2017	2016
	(in thousands)
Net income (loss)	$1,095	$(15,533)
Non-cash items:
Depreciation and amortization	5,799	8,593
Non-cash interest expense	2,185	—
Deferred income taxes	(6,001)	465
Share-based compensation expense	4,186	4,388
Asset impairment	463	—
Provision for bad debts	92	160
Changes in operating assets and liabilities	(1,487)	(16,871)
Net cash provided by (used in) operating activities	$6,332	$(18,798)

Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2017 and was due to net income of $1.1 million plus adjustments for non-cash items of $6.7 million, offset by a decrease in cash flow from operating activities due to changes in operating assets and liabilities of $1.5 million.

Cash Flows from Investing Activities

	Three months ended March 31,
	2017	2016
	(in thousands)
Capital expenditures	$(4,187)	$(3,988)
Changes in investments, net	(191,730)	10,930
Other	—	(213)
Net cash provided by (used in) investing activities	$(195,917)	$6,729

The cash provided by investing activities during the three months ended March 31, 2017 was primarily attributable to net changes in investments as well as capital expenditures. As part of our efforts to streamline operations, enhance efficiency, and reduce costs, we are making certain investments in our facilities to support the consolidation activities, and, in 2017, we expect to incur future capital expenditures related to these activities of approximately $5 million to $10 million.

Cash Flows from Financing Activities

	Three months ended March 31,
	2017	2016
	(in thousands)
Settlement of equity awards, net of withholding taxes	$124	$(49)
Purchases of common stock	—	(13,349)
Proceeds from long-term debt borrowings	335,752	—
Principal payments on long-term debt	(89)	(82)
Net cash provided by (used in) financing activities	$335,787	$(13,480)

The cash provided by financing activities for the three months ended March 31, 2017 was primarily related to the net cash proceeds received from the issuance of the Convertible Senior Notes in January 2017. The cash used in financing activities for the three months ended March 31, 2016 was primarily related to the share repurchase program, which commenced in November 2015. There were no share repurchases in 2017.

Convertible Senior Notes

On January 10, 2017, we issued $345.0 million of 2.70% convertible senior unsecured notes (the “Convertible Senior Notes”). We received net proceeds, after deducting underwriting discounts and fees and expenses payable by the Company, of approximately $335.8 million. The Convertible Senior Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The Convertible Senior Notes mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, expenses, and results of operations, liquidity, capital expenditures or capital resources other than operating leases, bank guarantees, and purchase commitments disclosed in the preceding footnotes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $258.2 million at March 31, 2017. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2017, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.8 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

We have managed our risks and exposures to currency exchange rates through the use of derivative financial instruments (e.g., forward contracts). We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes. During the first quarter of 2017, we did not designate foreign exchange derivatives as hedges, consistent with 2016. Accordingly, all foreign exchange derivatives, if any, are recorded in our Consolidated Balance Sheet at fair value and changes in fair value from these contracts are recorded in “Other, net” in our Consolidated Statements of Operations.

Our net sales to customers located outside of the United States represented approximately 82%, and 65% of our total net sales for the three months ended March 31, 2017, and 2016, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our net sales denominated in currencies other than the U.S. dollar represented approximately 3% and 6% of total net sales for the three months ended March 31, 2017 and 2016, respectively.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2017. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2017, an Ultratech shareholder filed a purported class action complaint in the U.S. District Court for the Northern District of California, captioned The Vladimir Gusinsky Rev. Trust v. Ultratech, Inc., et al., Case No. 4:17-cv-01468-PJH, on behalf of itself and all other Ultratech shareholders against Ultratech, its directors at the time the acquisition was announced, Veeco, and Merger Sub.  The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares, agreed to unreasonable deal-protection measures, and potentially engaged in supposed self-dealing.  The complaint seeks to recover under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions in the preliminary proxy statement filed on March 13, 2017.  The complaint seeks declaratory and injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, an order directing the dissemination of a proxy statement that is not false or misleading, and an award of attorneys’ and experts’ fees.

On March 22, 2017, two other Ultratech shareholders filed a purported class action complaint in the U.S. District Court for the Northern District of California, captioned De Letter et al. v. Ultratech, Inc., et al., Case No. 3:17-cv-01542-WHA, on behalf of themselves and all other Ultratech shareholders against Ultratech and its directors at the time the acquisition was announced.  The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares and potentially engaged in supposed self-dealing.  The complaint further alleges that the sale process was flawed and tainted by the self-interest of certain directors.  The complaint seeks to recover under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions in the preliminary proxy statement filed on March 13, 2017.  The complaint seeks injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, compensatory damages, and an award of attorneys’ and experts’ fees.

The defendants have not yet responded to either complaint.  While it is too early to predict the outcome of litigation or a reasonable range of potential losses, Veeco believes these lawsuits are without merit.  Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

Veeco is involved in various other legal proceedings arising in the normal course of business. Veeco does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our 2016 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2015, our Board of Directors authorized a program to repurchase up to $100 million of our common stock to be completed through October 28, 2017. At March 31, 2017, $22.3 million of the $100 million had been utilized. No repurchases occurred after the first quarter of 2016. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger dated as of February 2, 2017 among Ultratech, Inc., Veeco Instruments Inc. and Ulysses Acquisition Subsidiary Corp.	8-K	2.1	2/3/2017
4.1	Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.1	1/18/2017
4.2	First Supplemental Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.2	1/18/2017
4.3	Form of 2.70% Convertible Senior Note due 2023.	8-K	4.3	1/18/2017
10.16	Form of Support Agreement (issued in connection with the Agreement and Plan of Merger with Ultratech, Inc. dated February 2, 2017).	8-K	10.1	2/3/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance.				**
101.SCH	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**

*                                         Filed herewith

**                                  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2017.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer