Form 10-Q
period 2017-06-30
VEECO INSTRUMENTS INC
filed 2017-08-03
CIK 103145

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(516) 677-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 26, 2017
par value $0.01 per share	48,420,617

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

•                  We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism or other significant disruption; and

•                  We may not be able to successfully integrate the business of Ultratech with our own or realize the anticipated benefits of the merger.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,564	$277,444
Short-term investments	97,086	66,787
Accounts receivable, net	108,349	58,020
Inventories	119,935	77,063
Deferred cost of sales	4,439	6,160
Prepaid expenses and other current assets	24,909	16,034
Total current assets	560,282	501,508
Property, plant and equipment, net	82,546	60,646
Intangible assets, net	396,097	58,378
Goodwill	303,160	114,908
Deferred income taxes	2,528	2,045
Other assets	25,056	21,047
Total assets	$1,369,669	$758,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,040	$22,607
Accrued expenses and other current liabilities	44,305	33,201
Customer deposits and deferred revenue	76,985	85,022
Income taxes payable	4,316	2,311
Current portion of long-term debt	1,013	368
Total current liabilities	172,659	143,509
Deferred income taxes	46,291	13,199
Long-term debt	270,071	826
Other liabilities	11,163	6,403
Total liabilities	500,184	163,937
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 48,382,213 and 40,714,790 shares issued at June 30, 2017 and December 31, 2016, respectively; 48,382,213 and 40,588,194 shares outstanding at June 30, 2017 and December 31, 2016, respectively.	484	407
Additional paid-in capital	1,053,138	763,303
Accumulated deficit	(185,877)	(168,583)
Accumulated other comprehensive income	1,740	1,777
Treasury stock, at cost, 126,596 shares at December 31, 2016.	—	(2,309)
Total stockholders’ equity	869,485	594,595
Total liabilities and stockholders’ equity	$1,369,669	$758,532

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$115,066	$75,348	$209,452	$153,359
Cost of sales	76,346	43,909	136,533	89,964
Gross profit	38,720	31,439	72,919	63,395
Operating expenses, net:
Research and development	18,619	21,543	33,608	43,653
Selling, general, and administrative	22,698	19,995	41,801	39,834
Amortization of intangible assets	6,354	5,273	9,221	10,524
Restructuring	3,257	2,095	4,595	2,195
Acquisition costs	14,133	—	15,494	—
Asset impairment	675	13,627	1,138	13,627
Other, net	(10)	159	(87)	88
Total operating expenses, net	65,726	62,692	105,770	109,921
Operating income (loss)	(27,006)	(31,253)	(32,851)	(46,526)
Interest income	782	290	1,575	596
Interest expense	(5,061)	(105)	(9,196)	(143)
Income (loss) before income taxes	(31,285)	(31,068)	(40,472)	(46,073)
Income tax expense (benefit)	(12,897)	1,014	(23,179)	1,542
Net income (loss)	$(18,388)	$(32,082)	$(17,293)	$(47,615)

Income (loss) per common share:
Basic	$(0.43)	$(0.82)	$(0.42)	$(1.22)
Diluted	$(0.43)	$(0.82)	$(0.42)	$(1.22)

Weighted average number of shares:
Basic	42,656	38,965	41,160	39,035
Diluted	42,656	38,965	41,160	39,035

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(18,388)	$(32,082)	$(17,293)	$(47,615)
Other comprehensive income, net of tax
Unrealized gain (loss) on available-for-sale securities	53	(11)	(61)	39
Foreign currency translation	9	(12)	24	27
Total other comprehensive income, net of tax	62	(23)	(37)	66

Comprehensive income (loss)	$(18,326)	$(32,105)	$(17,330)	$(47,549)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(17,293)	$(47,615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,620	17,291
Non-cash interest expense	4,887	—
Deferred income taxes	(19,412)	1,821
Share-based compensation expense	13,806	8,390
Asset impairment	1,138	13,627
Provision for bad debts	92	160
Changes in operating assets and liabilities:
Accounts receivable	(4,956)	7,584
Inventories and deferred cost of sales	20,496	(14,577)
Prepaid expenses and other current assets	608	2,404
Accounts payable and accrued expenses	(7,103)	(9,156)
Customer deposits and deferred revenue	(12,872)	(10,378)
Long-term income tax liability	(4,877)	—
Other, net	277	(682)
Net cash provided by (used in) operating activities	(9,589)	(31,131)

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(399,478)	—
Capital expenditures	(10,057)	(9,179)
Proceeds from the sale of investments	235,586	78,145
Payments for purchases of investments	(219,141)	(35,533)
Other	—	(213)
Net cash provided by (used in) investing activities	(393,090)	33,220

Cash Flows from Financing Activities
Proceeds (tax withholdings) from stock option exercises and employee stock purchase plan	1,498	473
Restricted stock tax withholdings	(6,294)	(665)
Purchases of common stock	—	(13,349)
Proceeds from long-term debt borrowings	335,751	—
Principal payments on long-term debt	(180)	(166)
Net cash provided by (used in) financing activities	330,775	(13,707)

Effect of exchange rate changes on cash and cash equivalents	24	27
Net increase (decrease) in cash and cash equivalents	(71,880)	(11,591)
Cash and cash equivalents - beginning of period	277,444	269,232
Cash and cash equivalents - end of period	$205,564	$257,641

Supplemental Disclosure of Cash Flow Information
Interest paid	$65	$103
Income taxes paid	1,422	1,284
Non-cash operating and financing activities
Net transfer of inventory to property, plant and equipment	33	—

See accompanying Notes to the Consolidated Financial Statements.

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

Veeco considers many facts when evaluating each of its sales arrangements to determine the timing of revenue recognition including its contractual obligations, the customer’s creditworthiness, and the nature of the customer’s post-delivery acceptance provisions. Veeco’s system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For the majority of the arrangements, a customer source inspection of the system is performed in Veeco’s facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that are performed at the customer’s site prior to final acceptance of the system. When Veeco objectively demonstrates that the criteria specified in the contractual acceptance provisions are achieved prior to delivery, revenue is recognized upon system delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below for certain contracts. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where Veeco cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of final customer acceptance, assuming all other revenue recognition criteria have been met.

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

In certain cases Veeco’s products are sold with a billing retention, typically 10% of the sales price, which is billed by Veeco and payable by the customer when field acceptance provisions are completed. The amount of revenue recognized upon delivery of a system or upgrade, if any, is limited to the lower of i) the amount billed that is not contingent upon acceptance provisions or ii) the value of the arrangement consideration allocated to the delivered elements, if such sale is part of a multiple-element arrangement.

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

Recent accounting pronouncements

The FASB issued ASU 2014-09, as amended: Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC 606”). ASC 606 requires the Company’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASC 606 outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt ASC 606 for reporting periods beginning after December 15, 2017, but can adopt early for annual periods beginning after December 15, 2016. The Company is still completing its evaluation of the impact of adopting this standard; however, the Company currently expects the most significant financial statement impacts of adopting ASC 606 will be the elimination of the constraint on revenue associated with the billing retention related to the receipt of customer final acceptance as well as the identification of installation services as a performance obligation. The elimination of the constraint on revenue related to customer final acceptance, which is usually about 10 percent of a system sale, will generally be recognized at the time the Company transfers control of the system to the customer, which is earlier than under the Company’s current revenue recognition model for certain contracts that are subject to the billing retention constraint described above. The new performance obligation related to installation services under the new standard will generally be recognized as the installation services are performed, which is later than under the Company’s current revenue recognition model. Taken together, the Company currently believes there will be a net acceleration of a small percentage of its revenue under ASC 606 as compared to its current revenue recognition model. ASC 606 provides for different transition alternatives, and the Company is evaluating which method of adoption to select.

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

The dilutive effect of the Convertible Senior Notes on income (loss) per share is calculated using the treasury stock method since the Company has both the current intent and ability to settle the principal amount of the Convertible Senior Notes in cash. See Note 5, “Liabilities,” for additional information on the Convertible Senior Notes.

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period under the two-class method. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income (loss)	$(18,388)	$(32,082)	$(17,293)	$(47,615)

Net income (loss) per common share:
Basic	$(0.43)	$(0.82)	$(0.42)	$(1.22)
Diluted	$(0.43)	$(0.82)	$(0.42)	$(1.22)

Basic weighted average shares outstanding	42,656	38,965	41,160	39,035
Effect of potentially dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	42,656	38,965	41,160	39,035

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	228	659	228	691

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	330	34	294	50

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	1,265	2,425	1,462	2,350

Maximum potential shares to be issued for settlement of Convertible Senior Notes excluded from the diluted calculation as their effect would be antidilutive	8,618	—	8,618	—

Note 3 — Business Combinations

Ultratech

On May 26, 2017, the Company completed its acquisition of Ultratech, Inc. (“Ultratech”).  Ultratech designs, manufactures, and markets lithography, laser annealing, and inspection equipment for manufacturers of semiconductor devices, including advanced packaging, MEMS, and atomic layer deposition (“ALD”) applications. Ultratech’s customers are primarily located throughout the United States, EMEA, China, Japan, Taiwan, and Korea. With the addition of Ultratech, the Company establishes itself as a leading equipment supplier in the advanced packaging market, forming a strong technology portfolio to address critical advanced packaging applications. The results of Ultratech’s operations have been included in the consolidated financial statements since the date of acquisition.

Ultratech shareholders received (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding on the acquisition date. The Company plans to finalize the purchase accounting within the measurement period, which may include adjustments to the fair values of assets acquired and liabilities assumed. The preliminary acquisition date fair value of the consideration totaled $633.4 million, net of cash acquired, which consisted of the following:

Acquisition Date
(May 26, 2017)
(in thousands)
Amount paid, net of cash acquired	$399,478
Fair value of equity issuances (7.4 million shares issued)	233,655
Replacement equity awards attributable to pre-acquisition service	228
Acquisition date fair value	$633,361

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Acquisition Date
(May 26, 2017)
(in thousands)
Short-term investments	$47,161
Accounts receivable	45,465
Inventory and deferred cost of sales	61,680
Prepaid expense and other current assets	7,217
Property, plant, and equipment	19,555
Intangible assets	346,940
Other assets	6,442
Total identifiable assets acquired	534,460

Accounts payable and accrued expenses	40,087
Customer deposits and deferred revenue	4,834
Deferred income taxes	32,478
Other liabilities	11,952
Total liabilities assumed	89,351

Net identifiable assets acquired	445,109
Goodwill	188,252
Net assets acquired	$633,361

The gross contractual value of the acquired accounts receivable was approximately $46.0 million. The fair value of the accounts receivables is the amount expected to be collected by the Company. Goodwill generated from the acquisition is primarily attributable to expected synergies from future growth and strategic advantages provided through the expansion of product offerings as well as assembled workforce and is not expected to be deductible for income tax purposes. The Company has not yet completed its analysis of the allocation of the above acquired goodwill to the reporting units.

The preliminary classes of intangible assets acquired and the estimated useful life of each class is presented in the table below:

	Acquisition Date
	(May 26, 2017)
	Amount	Useful life
	(in thousands)
Technology	$158,390	9 years
Customer relationships	116,710	12 years
Backlog	3,080	6 months
In-process research and development	43,340	*
Trademark and tradenames	25,420	7 years
Intangible assets acquired	$346,940

*In-process research and development will be amortized (or impaired) upon completion (or abandonment) of the development project

The Company determined the estimated fair value of the identifiable intangible assets based on various factors including: cost, discounted cash flow, income method, loss-of-revenue/income method, and relief-from-royalty method in determining the purchase price allocation.

In-process research and development (IPR&D) represents the estimated fair values of incomplete Ultratech research and development projects that had not reached the commercialization stage and meet the criteria for recognition as IPR&D as of the date of the acquisition. In the future, the fair value of each project at the acquisition date will be either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of IPR&D was determined using an income approach, and costs to complete the project and expected commercialization timelines are considered key assumptions. This valuation approach reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. The value of the IPR&D was determined to be $43.3 million, approximately half of which is related to the Company’s lithography technologies and one-third of which is related to the Company’s laser annealing technologies.

For the three and six months ended June 30, 2017, acquisition related costs were approximately $14.1 million and $15.5 million, respectively, including non-cash charges of $4.2 million for the three months ended June 30, 2017 related to accelerated share-based compensation for employee terminations.

The amounts of revenue and income (loss) from continuing operations before income taxes of Ultratech included in the Company’s consolidated statement of operations from the acquisition date to the period ending June 30, 2017 are as follows:

Total
(in thousands)
Revenue	$24,050
Loss from operations before income taxes	$(21,445)

Loss from operations before income taxes of Ultratech for the period ending June 30, 2017 of $21.4 million includes acquisition costs of $14.1 million, release of inventory fair value step-up related to purchase accounting of $7.4 million, amortization expense on intangible assets of $3.5 million, and restructuring charges of $1.2 million.

The following table presents unaudited pro forma financial information as if the acquisition of Ultratech had occurred on January 1, 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenue	$128,399	$124,272	$280,194	$247,493
Loss from operations	(28,898)	(54,380)	(32,852)	(128,860)
Diluted earnings per share	$(0.61)	$(1.17)	$(0.70)	$(2.78)

The pro-forma results were calculated by combining the results of the Company with the stand-alone results of Ultratech for the pre-acquisition period, and adjusting for the following:

(i)                                   Additional amortization expense related to identified intangibles valued as part of the purchase price allocation that would have been incurred starting on January 1, 2016.

(ii)                                Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred starting on January 1, 2016.

(iii)                             All acquisition related costs incurred by the Company as well as by Ultratech pre-acquisition have been removed from their respective periods and included in the three months ended March 31, 2016, as such expenses would have been incurred in the first quarter following the acquisition.

(iv)                            All amortization of inventory step-up has been removed from their respective periods and recorded in the first two quarters of 2016, as such costs would have been incurred as the corresponding inventory was sold.

(v)                               Additional interest expense related to the Convertible Senior Notes (see Note 5, “Liabilities”) as if they had been issued on January 1, 2016.

(vi)                            Income tax expense (benefit) was adjusted for the impact of the above adjustments for each period.

Note 4 - Assets

Investments

Short-term investments are generally classified as available-for-sale and reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income” in the Consolidated Balance Sheets. These securities may include U.S. treasuries, government agency securities, corporate debt, and commercial paper, all with maturities of greater than three months when acquired. All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are included in “Other, net” in the Consolidated Statements of Operations.

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2017
Short-term investments
U.S. treasuries	$34,951	$—	$—	$34,951
Government agency securities	—	62,135	—	62,135
Total	$34,951	$62,135	$—	$97,086

December 31, 2016
Cash equivalents
Corporate debt	$—	$1,501	$—	$1,501
Total	$—	$1,501	$—	$1,501
Short-term investments
U.S. treasuries	$40,008	$—	$—	$40,008
Government agency securities	—	10,012	—	10,012
Corporate debt	—	13,773	—	13,773
Commercial paper	—	2,994	—	2,994
Total	$40,008	$26,779	$—	$66,787

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2017.

At June 30, 2017 and December 31, 2016, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2017
U.S. treasuries	$34,986	$—	$(35)	$34,951
Government agency securities	62,181	—	(46)	62,135
Total	$97,167	$—	$(81)	$97,086

December 31, 2016
U.S. treasuries	$40,013	$—	$(5)	$40,008
Government agency securities	10,020	—	(8)	10,012
Corporate debt	13,780	—	(7)	13,773
Commercial paper	2,994	—	—	2,994
Total	$66,807	$—	$(20)	$66,787

Available-for-sale securities in a loss position at June 30, 2017 and December 31, 2016 consist of:

	June 30, 2017		December 31, 2016
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$34,951	$(35)	$20,002	$(5)
Government agency securities	62,135	(46)	10,012	(8)
Corporate debt	—	—	13,774	(7)
Total	$97,086	$(81)	$43,788	$(20)

At June 30, 2017 and December 31, 2016, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The contractual maturities of securities classified as available-for-sale at June 30, 2017 were as follows:

	June 30, 2017
	Amortized	Estimated
	cost	fair value
	(in thousands)
Due in one year or less	$72,278	$72,220
Due after one year through two years	24,889	24,866
Total	$97,167	$97,086

Actual maturities may differ from contractual maturities. Veeco may sell these securities prior to maturity based on the needs of the business. In addition, borrowers may have the right to call or prepay obligations prior to scheduled maturities.

There were minimal realized gains for the three and six months ended June 30, 2017 and no realized gains for the three and six months ended June 30, 2016. The cost of securities liquidated is based on specific identification.

Accounts receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million at both June 30, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories at June 30, 2017 and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Materials	$58,372	$46,457
Work-in-process	46,498	25,250
Finished goods	15,065	5,356
Total	$119,935	$77,063

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $7.9 million and $7.8 million at June 30, 2017 and December 31, 2016, respectively. Also included within prepaid expenses and other current assets at June 30, 2017 were assets held for sale with a carrying value of $2.3 million related to one of the Company’s properties in St. Paul, Minnesota. The Company determined that the carrying value of this property exceeded the fair value, less cost to sell, and recorded an impairment charge of approximately $0.7 million for the three and six months ended June 30, 2017.

Property, plant, and equipment

Property, plant, and equipment at June 30, 2017 and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Land	$5,669	$5,669
Building and improvements	49,832	50,814
Machinery and equipment(1)	122,131	99,370
Leasehold improvements	9,486	3,652
Gross property, plant and equipment	187,118	159,505
Less: accumulated depreciation and amortization	104,572	98,859
Net property, plant, and equipment	$82,546	$60,646

(1) Machinery and equipment also includes software, furniture and fixtures

For the three and six months ended June 30, 2017, depreciation expense was $3.5 million and $6.4 million, respectively, and $3.4 million and $6.8 million for the comparable 2016 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The following table presents the changes in goodwill balances for the six months ended June 30, 2017:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Balance at December 31, 2016	$238,108	$123,200	$114,908
Acquisition	188,252	—	188,252
Balance at June 30, 2017	$426,360	$123,200	$303,160

Intangible assets

Intangible assets consist of purchased technology, customer-related intangible assets, in-process research and development, trademarks (both long-lived and indefinite-lived), patents, backlog, and licenses and are initially recorded at fair value. Long-lived intangibles are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined.

The components of purchased intangible assets were as follows:

	June 30, 2017			December 31, 2016
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$307,588	$118,863	$188,725	$149,198	$113,904	$35,294
Customer relationships	164,595	31,971	132,624	47,885	28,659	19,226
In-process R&D	43,340	—	43,340	—	—	—
Trademarks and tradenames	28,010	2,326	25,684	2,590	1,948	642
Indefinite-lived trademark	2,900	—	2,900	2,900	—	2,900
Other	3,828	1,004	2,824	2,026	1,710	316
Total	$550,261	$154,164	$396,097	$204,599	$146,221	$58,378

Other intangible assets primarily consist of patents, backlog, and licenses.

Other assets

Veeco has an ownership interest of less than 20% in a non-marketable investment, Kateeva, Inc. (“Kateeva”). Veeco does not exert significant influence over Kateeva and therefore the investment is carried at cost. There was no change to the $21.0 million carrying value of the investment during the six months ended June 30, 2017. The investment is included in “Other assets” on the Consolidated Balance Sheet. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires judgment. The analysis includes assessments of Kateeva’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Also included within Other assets at June 30, 2017 are deferred compensation plan assets of approximately $3.1 million representing the cash surrender value of life insurance policies held by the Company related to an executive non-qualified deferred compensation plan that was assumed from Ultratech that allows qualifying executives to defer cash compensation. The related plan liability of approximately $4.4 million is included in “Other liabilities” on the Consolidated Balance Sheet.

Note 5 - Liabilities

Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities at June 30, 2017 and December 31, 2016 consist of:

	June 30,	December 31,
	2017	2016
	(in thousands)
Payroll and related benefits	$23,016	$18,780
Warranty	6,741	4,217
Professional fees	2,943	1,827
Installation	1,386	1,382
Sales, use, and other taxes	1,806	1,282
Restructuring liability	1,373	1,796
Interest	4,244	—
Other	2,796	3,917
Total	$44,305	$33,201

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2017 include:

(in thousands)
Balance - December 31, 2016	$4,217
Warranties issued	2,809
Addition from Ultratech acquisition	1,889
Consumption of reserves	(2,673)
Changes in estimate	499
Balance - June 30, 2017	$6,741

Restructuring accruals

During the six months ended June 30, 2017, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. During the second and third quarters of 2016, the Company undertook restructuring activities as part of its initiative to streamline operations, enhance efficiency, and reduce costs. As a result of these actions, the Company notified approximately 50 employees of their termination from the Company. In addition, during the third quarter of 2016, the Company decided to significantly reduce future investments in its ALD technology development, which impacted approximately 25 additional employees. Over the next few quarters, the Company expects to incur additional restructuring costs of $1 million to $3 million as it finalizes all of these activities.

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Balance - December 31, 2016	$1,796	$—	$1,796
Provision	1,405	2,349	3,754
Payments	(2,079)	(2,098)	(4,177)
Balance - June 30, 2017	$1,122	$251	$1,373

Included within restructuring expense in the Consolidated Statements of Operations for the six months ended June 30, 2017 is approximately $0.8 million of non-cash charges related to accelerated share-based compensation for employee terminations.

Customer deposits

Customer deposits totaled $25.0 million and $22.2 million at June 30, 2017 and December 31, 2016, respectively.

Mortgage Payable

The Company has a mortgage note payable associated with its property in St. Paul, Minnesota, which, during the second quarter of 2017 was designated an asset held for sale.  The carrying value of the property exceeds the carrying value of the mortgage note, which was $1.0 million and $1.2 million at June 30, 2017 and December 31, 2016, respectively. The annual interest rate on the note is 7.91%, and the final payment is due on January 1, 2020. The Company determined the mortgage is a Level 3 liability in the fair-value hierarchy and, using a discounted cash flow model, estimated its fair value as $1.0 million and $1.2 million at June 30, 2017 and December 31, 2016, respectively.  At June 30, 2017, the remaining principle balance on the mortgage note is included in “Current portion of long-term debt” on the Consolidated Balance Sheet as the associated asset is expected to be sold within the next twelve months.

Convertible Senior Notes

On January 10, 2017, the Company issued $345.0 million of 2.70% convertible senior unsecured notes due (the “Convertible Senior Notes”). The Company received net proceeds, after deducting underwriting discounts and fees and expenses payable by the Company, of approximately $335.8 million. The Convertible Senior Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The Convertible Senior Notes mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted.

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

Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion option, the Company segregated the liability component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the Convertible Senior Notes. The calculation of the fair value of the debt component required the use of Level 3 inputs, including utilization of convertible investors’ credit assumptions and high yield bond indices. Fair value was estimated through discounting future interest and principal payments, an income approach, due under the Convertible Senior Notes at a discount rate of 7.00%, an interest rate equal to the estimated borrowing rate for similar non-convertible debt. The excess of the aggregate face value of the Convertible Senior Notes over the estimated fair value of the liability component of $72.5 million was recognized as a debt discount and recorded as an increase to additional paid-in capital, and will be amortized over the expected life of the Convertible Senior Notes using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense.

The transaction costs of $9.2 million incurred in connection with the issuance of the Convertible Senior Notes were allocated to the liability and equity components based on their relative values. Transaction costs allocated to the liability component are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the Convertible Senior Notes. Transaction costs allocated to the equity component of $1.9 million reduced the value of the equity component recognized in stockholders’ equity.

The carrying value of the Convertible Senior Notes is as follows:

June 30,
2017
(in thousands)
Principal amount	$345,000
Unamortized debt discount	(68,072)
Unamortized transaction costs	(6,857)
Net carrying value	$270,071

Total interest expense related to the Convertible Senior Notes is as follows:

	Three months ended June 30,	Six months ended June 30,
	2017	2017
	(in thousands)
Cash Interest Expense
Coupon interest expense	$2,329	$4,244
Non-Cash Interest Expense
Amortization of debt discount	2,455	4,440
Amortization of transaction costs	247	447
Total Interest Expense	$5,031	$9,131

The Company determined the Convertible Senior Notes is a Level 2 liability in the fair value hierarchy and estimated its fair value as $354.0 million at June 30, 2017.

Other Liabilities

Other liabilities at June 30, 2017 included deferred compensation of $4.4 million, asset retirement obligations of $3.3 million, medical and dental benefits of $2.5 million, and acquisition related accruals of $1.0 million. At December 31, 2016, other liabilities primarily consisted of a non-current income tax payable of $4.9 million.

Note 6 - Commitments and Contingencies

Minimum lease commitments

At June 30, 2017, Veeco’s total future minimum lease payments under non-cancelable operating leases (exclusive of renewal options) are payable as follows:

Operating Leases
(in thousands)
Payments due by period:
2017	$3,528
2018	5,433
2019	4,994
2020	4,756
2021	1,799
Thereafter	4,493
Total	$25,003

Purchase commitments

Veeco has purchase commitments of $144.5 million at June 30, 2017, substantially all of which become due within one year.

Bank guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2017, outstanding bank guarantees and letters of credit totaled $4.1 million, and unused bank guarantees and letters of credit of $67.2 million were available to be drawn upon.

Legal proceedings

On March 17, 2017, an Ultratech shareholder filed a purported class action complaint in the U.S. District Court for the Northern District of California (the “District Court”), captioned The Vladimir Gusinsky Rev. Trust v. Ultratech, Inc., et al.,

Case No. 4:17-cv-01468-PJH, on behalf of itself and all other Ultratech shareholders against Ultratech, its directors at the time the acquisition was announced, Veeco, and Merger Sub.  The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares, agreed to unreasonable deal-protection measures, and potentially engaged in supposed self-dealing.

On March 22, 2017, two other Ultratech shareholders filed a purported class action complaint in the District Court, captioned De Letter et al. v. Ultratech, Inc., et al., Case No. 3:17-cv-01542-WHA, on behalf of themselves and all other Ultratech shareholders against Ultratech and its directors at the time the acquisition was announced.  The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares and potentially engaged in supposed self-dealing.

On May 28, 2017, the District Court dismissed both cases.

Veeco is involved in various other legal proceedings arising in the normal course of business. Veeco does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 7 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
	Foreign Currency	Gains (Losses) on Available for Sale
	Translation	Securities	Total
	(in thousands)
Balance - December 31, 2016	$1,797	$(20)	$1,777
Other comprehensive income (loss)	24	(61)	(37)
Balance - June 30, 2017	$1,821	$(81)	$1,740

There were minimal reclassifications from AOCI into net income for the six months ended June 30, 2017.

For the six months ended June 30, 2017, Additional Paid-in Capital increased approximately $233.8 million related to 7.4 million shares issued for the Ultratech merger consideration, $49.3 million related to the issuance of the Convertible Senior Notes including deferred tax impact, and $6.7 million related to on-going share-based compensation activities.

Note 8 - Share-based compensation

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$500	$486	$1,157	$1,032
Research and development	708	940	1,137	2,039
Selling, general, and administrative	3,368	2,576	6,468	5,319
Restructuring	841	—	841	—
Acquisition costs	4,203	—	4,203	—
Total	$9,620	$4,002	$13,806	$8,390

For the six months ended June 30, 2017, equity activity related to stock options was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2016	1,576	$35.18
Granted	—	—
Exercised	(18)	30.03
Expired or forfeited	(120)	37.14
Balance - June 30, 2017	1,438	35.08

For the six months ended June 30, 2017, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2016	1,949	$23.85
Granted	649	29.67
Assumed from Ultratech	338	31.75
Vested	(549)	25.98
Forfeited	(130)	25.95
Balance - June 30, 2017	2,257	25.94

Note 9 - Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At June 30, 2017, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that that it is more likely than not that these future benefits will be realized before they expire.

At the end of each interim reporting period, the effective tax rate is aligned to expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. The year-to-date tax benefit for interim period losses is limited to the amount that could be recognizable at the end of the fiscal year. Income (loss) before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Loss before income taxes	$(31,285)	$(31,068)	$(40,472)	$(46,073)
Income tax expense (benefit)	$(12,897)	$1,014	$(23,179)	$1,542

The net income tax benefit for the three months ended June 30, 2017 was comprised of a net benefit of $15.4 million related to the Company’s U.S. operations, and a net tax expense of $2.5 million related to the Company’s non-U.S. operations. The net income tax benefit for the six months ended June 30, 2017 was comprised of a net benefit of $19.5 million and $3.7 million related to the Company’s U.S. and non-U.S. operations, respectively.

The net income tax benefit from the Company’s U.S. operations was primarily attributable to a tax benefit of $16.4 million and $21.3 million for losses incurred during the three and six months ended June 30, 2017, respectively. Under the intraperiod tax allocation rules, the deferred tax liability created upon the issuance of the Convertible Senior Notes and recorded through Additional Paid-in Capital is treated as a source of income, which enables the Company to recognize a benefit for the U.S. loss before income taxes through continuing operations during fiscal 2017. The tax benefit related to the issuance of the Convertible Senior Notes will not recur in future years. When calculating the income tax benefit for the six months ended June 30, 2017, the Company was subject to a loss limitation rule as the year-to-date ordinary loss exceeded the full-year expected ordinary loss. The tax benefit for the year-to-date ordinary loss was limited to the amount that we expect to be able to recognize for the full year. This benefit was partially offset by a deferred provision of approximately $1.0 million and $1.9 million related to tax amortization on indefinite-lived intangible assets for the three and six months ended June 30, 2017, respectively.

The net income tax benefit of $3.7 million for the six months ended June 30, 2017, from the Company’s non-U.S. operations was primarily attributable to the Company’s determination in the first quarter of 2017 that it was more likely than not that it will meet the requirements of an existing foreign tax incentive agreement.  As a result, the Company remeasured this uncertain tax position and recognized a $6.3 million benefit during the first quarter, which is comprised of a reversal of a $4.9 million tax liability established in previous periods and the recognition of a deferred tax benefit of $1.4 million related to certain foreign net operating losses generated in prior years that are now determined to be realizable. This benefit was partially offset by a current year tax expense of approximately $2.7 million attributed to the profitable non-U.S. operations, of which approximately $2.5 million was recorded during the three months ended June 30, 2017.

For the three and six months ended June 30, 2016, the Company did not provide a current tax benefit on U.S. pre-tax losses since the Company could not conclude that it is more likely than not that the benefits would be realized. The tax expense is primarily related to indefinite-lived intangible assets that are amortized for tax purposes but not for financial reporting purposes, as well as taxes attributed to the profitable non-U.S. operations. The deferred tax liability created by the tax deductible expense cannot be used to offset existing deferred tax assets.

Note 10 - Segment Reporting and Geographic Information

Veeco operates and measures its results in one operating segment and continues to do so with the integration of Ultratech’s business activities. As a result, the Company has one reportable segment: the design, development, manufacture, and support of semiconductor process equipment primarily sold to make electronic devices.

Veeco categorizes its revenue by the key markets into which it sells.  As a result of the acquisition of Ultratech, the Company’s four key markets are now: Lighting, Display & Power Electronics; Advanced Packaging, MEMS & RF; Scientific & Industrial, which now includes Data Storage, which was formerly a separate category; and Front-End Semiconductor, which was formerly included in the Scientific & Industrial market category.

Lighting, Display & Power Electronics

Lighting refers to Light Emitting Diode (“LED”) and semiconductor illumination sources used in various applications including, but not limited to, displays such as backlights, general lighting, automotive running lights, and head lamps.

Display refers to LEDs used for displays and Organic Light Emitting Diode (“OLED”) displays found in outdoor display/signage applications, smartphones, wearable devices, and tablets. Power Electronics refers to semiconductor devices such as rectifiers, inverters, and converters for the control and conversion of electric power.

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

Scientific & Industrial

Scientific refers to advanced materials research at university research institutions, industry research institutions, industry consortiums, and government research agencies. Industrial refers to large-scale product manufacturing applications including high powered lasers, data storage, and optical coatings: thin layers of material deposited on a lens or mirror that alters how light reflects and transmits.

Front-End Semiconductor

Front-End Semiconductor refers to the early steps in the process of integrated circuit fabrication where the microchips are created but still remain on the silicon wafer. This includes the photomask market, which is an opaque plate that allows light to shine through in a defined pattern for use in lithography.

Sales by end-market and geographic region for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Sales by end-market
Lighting, Display & Power Electronics	$56,199	$24,762	$110,393	$47,705
Advanced Packaging, MEMS & RF	21,426	17,045	32,983	40,308
Scientific & Industrial	27,033	31,779	54,209	62,582
Front-End Semiconductor	10,408	1,762	11,867	2,764
Total	$115,066	$75,348	$209,452	$153,359
Sales by geographic region
United States	$21,245	$20,734	$38,533	$47,446
China	26,287	24,582	66,613	33,383
EMEA(1)	18,002	14,834	40,069	42,296
Rest of World	49,532	15,198	64,237	30,234
Total	$115,066	$75,348	$209,452	$153,359

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

Executive Summary

On May 26, 2017, we completed the acquisition of Ultratech.  Ultratech designs, manufactures, and markets lithography, laser annealing, and inspection equipment for manufacturers of semiconductor devices, including advanced packaging, MEMS, and atomic layer deposition (“ALD”) applications. Ultratech’s customers are primarily located throughout the United States, EMEA, China, Japan, Taiwan, and Korea. The results of Ultratech’s operations have been included in the consolidated financial statements since the date of acquisition.

Together with Ultratech, we design, manufacture, and market semiconductor process equipment aligned to meet the demands of key global trends such as energy conservation, mobility, and connectivity. Our MOCVD, lithography, laser annealing, ion beam, and single wafer etch and clean technologies play an integral role in producing LEDs for solid-state lighting and displays and in the fabrication of advanced semiconductor devices. With equipment designed to maximize performance, yield, and cost of ownership, we hold technology leadership positions in all these served markets.

We categorize our revenue by the key markets into which we sell.  As a result of the acquisition of Ultratech, our four key markets are now: Lighting, Display & Power Electronics; Advanced Packaging, MEMS & RF; Scientific & Industrial, which now includes Data Storage, which was formerly a separate category; and Front-End Semiconductor, which was formerly included in the Scientific & Industrial market category.

Sales in the Lighting, Display & Power Electronics market were driven by the continued roll-out of MOCVD systems for the LED industry.  The largest applications for LEDs are solid state lighting, followed by TV displays. Over the past few quarters demand has increased for larger LCD TV displays, which require relatively more LEDs to backlight than smaller display sizes. We have also seen an increase in LED demand for fine-pitch digital signage. These trends have driven an increase in demand for our MOCVD equipment and build-up in our MOCVD backlog. As a result, we believe that our MOCVD shipments have the potential to be higher in the second half of the year relative to the first half of 2017. Our broad portfolio of MOCVD technologies has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. Our TurboDisc® EPIK™ 700 GaN MOCVD system continues to win new business for blue LEDs. Our TurboDisc K475i™ AsP MOCVD system targets red-orange-yellow LEDs, laser diodes, and high-efficiency triple junction photovoltaic solar cells and continues to gain market momentum.

Increased sales into Advanced Packaging, MEMS & RF were driven primarily by the inclusion of Ultratech sales to Advanced Packaging customers. Sales in the Advanced Packaging, MEMS & RF markets continue to be influenced by the mobility trend and increasing functionality in mobile devices. Our versatile PSP product architecture, combined with Ultratech’s Advanced Packaging lithography tools, positions us well for a multitude of advanced packaging processes, including WLFO (wafer level fan out) and 3D TSV (thru silicon via) applications.

Sales from Scientific & Industrial markets were supported by shipments of AD&E systems for data storage and optical applications and by shipments of MBE systems to universities and laboratories. While equipment demand from each individual market may fluctuate quarter to quarter, the diverse customer base has historically provided a relatively stable revenue stream for the company on a combined basis.

Results of Operations

For the three months ended June 30, 2017 and 2016

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2017 and 2016 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment, including the Ultratech business acquired.

	Three months ended June 30,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Net sales	$115,066	100%	$75,348	100%	$39,718	53%
Cost of sales	76,346	66%	43,909	58%	32,437	74%
Gross profit	38,720	34%	31,439	42%	7,281	23%
Operating expenses, net:
Research and development	18,619	16%	21,543	29%	(2,924)	(14)%
Selling, general, and administrative	22,698	20%	19,995	27%	2,703	14%
Amortization	6,354	6%	5,273	7%	1,081	21%
Restructuring	3,257	3%	2,095	3%	1,162	55%
Acquisition costs	14,133	12%	—	0%	14,133	100%
Asset impairment	675	1%	13,627	18%	(12,952)	(95)%
Other, net	(10)	(0)%	159	0%	(169)	(106)%
Total operating expenses, net	65,726	57%	62,692	83%	3,034	5%
Operating income (loss)	(27,006)	(23)%	(31,253)	(41)%	4,247	(14)%
Interest income (expense), net	(4,279)	(4)%	185	0%	(4,464)	*
Income (loss) before income taxes	(31,285)	(27)%	(31,068)	(41)%	(217)	1%
Income tax expense (benefit)	(12,897)	(11)%	1,014	1%	(13,911)	*
Net income (loss)	$(18,388)	(16)%	$(32,082)	(43)%	$13,694	(43)%

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three months ended June 30,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Sales by market
Lighting, Display & Power Electronics	$56,199	49%	$24,762	33%	$31,437	127%
Advanced Packaging, MEMS & RF	21,426	19%	17,045	23%	4,381	26%
Scientific & Industrial	27,033	23%	31,779	42%	(4,746)	(15)%
Front-End Semiconductor	10,408	9%	1,762	2%	8,646	491%
Total	$115,066	100%	$75,348	100%	$39,718	53%
Sales by geographic region
United States	$21,245	18%	$20,734	27%	$511	2%
China	26,287	23%	24,582	33%	1,705	7%
EMEA	18,002	16%	14,834	20%	3,168	21%
Rest of World	49,532	43%	15,198	20%	34,334	226%
Total	$115,066	100%	$75,348	100%	$39,718	53%

* Not meaningful

Total sales increased for the three months ended June 30, 2017 against the comparable prior year period, primarily due to increased sales in Lighting, Display & Power Electronics as we continue to see ongoing improvements in LED industry conditions, as well as additional sales from the Ultratech business acquired in May 2017, spread across all markets. The increase was partially offset by decreased sales in the Scientific & Industrial markets. Pricing was not a significant driver of the change in total sales. By geography, sales increased in all geographic regions. The most significant increase occurred in the Rest of World region, which was attributable to the increased sales in the Lighting, Display & Power Electronics market, as well as additional sales from the Ultratech business acquired. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Orders increased to $122.7 million for the three months ended June 30, 2017 from $67.7 million for the comparable prior year period. The increase in orders was primarily attributable to an increase of over 180% in orders in Lighting, Display & Power Electronics, as well as additional bookings from the Ultratech business acquired in May 2017 largely in Advanced Packaging, MEMS, and RF.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. For the three months ended June 30, 2017, the ratio was 1.1, compared to 0.9 for the comparable prior period. Our backlog at June 30, 2017 was $269.5 million, which was higher than the backlog at March 31, 2017 of $221.1 million. During the three months ended June 30, 2017, we recorded backlog adjustments of approximately $41.6 million relating to backlog acquired from Ultratech, as well as $0.8 million relating to orders that no longer met our bookings criteria.

Gross Profit

In the second quarter of 2017, gross profit increased compared to the second quarter of 2016 due to a sharp increase in sales volume, including the acquisition of Ultratech, partially offset by decreased gross margins. Gross margins decreased principally due to an inventory fair value step-up that was recorded in connection with the purchase accounting relating to the Ultratech acquisition, as well as product and region mix of sales in the period and the temporary impact of our manufacturing consolidation efforts.

Research and development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased in the second quarter of 2017 compared to the second quarter of 2016 primarily as a result of our decision to significantly reduce investments in our Atomic Layer Deposition (“ALD”) technology, as well as decreases in other personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs. These decreases were partially offset by the addition of the acquired Ultratech related research and development projects.

Selling, general, and administrative

Selling, general, and administrative expenses increased primarily due to the addition of the acquired Ultratech related selling, general and administrative costs.

Amortization expense

The increase in amortization expense is a result of the additional intangibles acquired as part of the acquisition of Ultratech, offset by the lower amortization resulting from the impairment of the ALD technology asset in the prior year as well as certain other intangible assets becoming fully amortized during 2016.

Restructuring expense

During the three months ended June 30, 2017, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. During the second and third quarters of 2016, we undertook restructuring activities as part of our initiative to streamline operations, enhance efficiency, and reduce costs. As a result of these actions,we notified approximately 50 employees of their termination from the Company. In addition, during the third quarter of 2016, we decided to significantly reduce future investments in our ALD technology development, which impacts approximately 25 additional employees. Finally, during the three months ended June 30, 2017, the Company incurred non-cash charges of approximately $0.8 million related to share-based compensation. Over the next few quarters, we expect to incur additional restructuring costs of $1 to $3 million as we finalize all of these activities.

Acquisition costs

Acquisition costs are non-recurring charges incurred in connection with the acquisition of the Ultratech business, which included $4.2 million on non-cash charges related to accelerated share-based compensation for employee terminations for the three months ended June 30, 2017.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The year-to-date tax benefit for interim period losses is limited to the amount that could be recognizable at the end of the fiscal year.

Our tax benefit for the three months ended June 30, 2017 was $ 12.9 million compared to a tax expense of $1.0 million for the comparable prior period. The 2017 tax benefit included a $15.4 million benefit relating to our domestic operations and a $2.5 million expense relating to our non-U.S. operations, compared to 2016 when our expense included $0.5 million related to domestic operations and $0.5 million related to our non-U.S. operations. The current period domestic tax benefit is primarily attributable to an income tax benefit for losses incurred during the three months ended June 30, 2017, as the deferred tax liability created by the issuance of the Convertible Senior Notes is treated as a source of income in fiscal 2017, offset by a deferred provision related to tax amortization on indefinite-lived intangible assets. The current period non-U.S. tax expense is attributable to the profitable non-U.S. operations. The tax expense for the comparable period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

For the six months ended June 30, 2017 and 2016

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, including the Ultratech business acquired.

	Six months ended June 30,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Net sales	$209,452	100%	$153,359	100%	$56,093	37%
Cost of sales	136,533	65%	89,964	59%	46,569	52%
Gross profit	72,919	35%	63,395	41%	9,524	15%
Operating expenses, net:
Research and development	33,608	16%	43,653	28%	(10,045)	(23)%
Selling, general, and administrative	41,801	20%	39,834	26%	1,967	5%
Amortization	9,221	4%	10,524	7%	(1,303)	(12)%
Restructuring	4,595	2%	2,195	1%	2,400	109%
Acquisition costs	15,494	7%	—	0%	15,494	100%
Asset impairment	1,138	1%	13,627	9%	(12,489)	(92)%
Other, net	(87)	(0)%	88	0%	(175)	(199)%
Total operating expenses, net	105,770	50%	109,921	72%	(4,151)	(4)%
Operating income (loss)	(32,851)	(16)%	(46,526)	(30)%	13,675	*
Interest income (expense), net	(7,621)	(4)%	453	0%	(8,074)	*
Income (loss) before income taxes	(40,472)	(19)%	(46,073)	(30)%	5,601	*
Income tax expense (benefit)	(23,179)	(11)%	1,542	1%	(24,721)	*
Income (loss) from continuing operations	$(17,293)	(8)%	$(47,615)	(31)%	$30,322	*

* Not Meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Six months ended June 30,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Market Analysis
Lighting, Display & Power Electronics	$110,393	52%	$47,705	31%	$62,688	131%
Advanced Packaging, MEMS & RF	32,983	16%	40,308	26%	(7,325)	(18)%
Scientific & Industrial	54,209	26%	62,582	41%	(8,373)	(13)%
Front-End Semiconductor	11,867	6%	2,764	2%	9,103	329%
Total Sales	$209,452	100%	$153,359	100%	$56,093	37%
Regional Analysis
United States	$38,533	18%	$47,446	30%	$(8,913)	(19)%
China	66,613	32%	33,383	22%	33,230	100%
EMEA	40,069	19%	42,296	28%	(2,227)	(5)%
Rest of World	64,237	31%	30,234	20%	34,003	112%
Total Sales	$209,452	100%	$153,359	100%	$56,093	37%

Total sales increased for the six months ended June 30, 2017 against the comparable prior year period, primarily due to increased sales in Lighting, Display & Power Electronics as we continue to see ongoing improvements in LED industry conditions. The increase was partially offset by decreased sales in the Advanced Packaging, MEMS & RF and Scientific & Industrial markets. Pricing was not a significant driver of the change in total sales. By geography, sales increased in China and Rest of World, which was attributable to the increased sales in the Lighting, Display & Power Electronics market, as well as additional sales from the Ultratech business acquired in May 2017. This increase was partially offset by decreases in the other geographic regions. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Orders increased to $230.0 million for the six months ended June 30, 2017 from $129.3 million for the comparable prior year period. The increase in orders was primarily attributable to an increase of over 170% in orders in Lighting, Display & Power Electronics, as well as a 49% increase in the Advanced Packaging, MEMS, and RF market primarily related to the Ultratech business acquired.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. For the six months ended June 30, 2017, the ratio was 1.1, compared to 0.8 for the comparable prior period. Our backlog at June 30, 2017 was $269.5 million, which was higher than the backlog at December 31, 2016 of $209.2 million. During the six months ended June 30, 2017, we recorded backlog adjustments of approximately $41.6 million relating to backlog acquired from Ultratech, as well as $1.6 million relating to orders that no longer met our bookings criteria.

Gross Profit

For the six months ended June 30, 2017, gross profit increased compared to 2016 due to a sharp increase in sales volume, including the addition of the Ultratech business acquired in May 2017, partially offset by decreased gross margins. Gross margins decreased principally due to an inventory fair value step-up that was recorded in connection with the purchase accounting relating to the Ultratech acquisition.

Research and development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the six months ended June 30, 2017 compared to 2016 primarily as a result of our decision to significantly reduce investments in our Atomic Layer Deposition (“ALD”) technology, as well as decreases in other personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs. These decreases were partially offset by the addition of the acquired Ultratech related research and development projects.

Selling, general, and administrative

Selling, general, and administrative expenses increased for the six months ended June 30, 2017 compared to 2016 primarily due to the addition of the acquired Ultratech related selling, general and administrative costs, partially offset by a decrease in personnel-related expenses as a result of our initiative to streamline operations, enhance efficiency, and reduce costs.

Amortization expense

The slight decrease in amortization expense is a result of the impairment of the ALD technology asset in the prior year as well as certain other intangible assets becoming fully amortized during 2016, offset by increased amortization expense related to the additional intangibles acquired as part of the Ultratech business acquisition.

Restructuring expense

During the three months ended June 30, 2017, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. During the second and third quarters of 2016, we undertook restructuring activities as part of our initiative to streamline operations, enhance efficiency, and reduce costs. As a result of these actions, we notified approximately 50 employees of their termination from the Company. In addition, during the third quarter of 2016, we decided to significantly reduce future investments in our ALD technology development, which impacts approximately 25 additional employees. Finally, during the three months ended June 30, 2017, the Company incurred non-cash charges of approximately $0.8 million related to share-based compensation. Over the next few quarters, we expect to incur additional restructuring costs of $1 to $3 million as we finalize all of these activities.

Acquisition costs

Acquisition costs are non-recurring charges incurred in connection with the acquisition of the Ultratech business, which included $4.2 million on non-cash charges related to accelerated share-based compensation for employee terminations for the six months ended June 30, 2017.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. The year-to-date tax benefit for interim period losses is limited to the amount that could be recognizable at the end of the fiscal year.

Our tax benefit for the six months ended June 30, 2017 was $23.2 million compared to a tax expense of $1.5 million for the comparable prior period. The 2017 tax benefit included $19.5 million relating to our domestic operations and $3.7 million relating to our non-U.S. operations, compared to 2016 when our expense included $0.9 million related to domestic operations and $0.6 million related to our non-U.S. operations. The current period domestic tax benefit is primarily attributable to an income tax benefit for losses incurred during the six months ended June 30, 2017, as the deferred tax liability created by the issuance of the Convertible Senior Notes is treated as a source of income in fiscal 2017, offset by a deferred provision related to tax amortization on indefinite-lived intangible assets. The current period non-U.S. tax benefit is primarily attributable to the remeasurement of an uncertain tax position, which included the reversal of a previously established non-U.S. tax liability and the recognition of a deferred tax benefit related to certain foreign net operating losses generated in prior years that are now determined to be realizable, offset by tax expense attributed to the profitable non-U.S. operations. The tax expense for the comparable period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents, short-term investments, and restricted cash are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$205,564	$277,444
Short-term investments	97,086	66,787
Total	$302,650	$344,231

A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At June 30, 2017 and December 31, 2016, cash and cash equivalents of $152.2 million and $149.2 million, respectively, were held outside the United States. In order to fund continued international growth, it is our current intention to permanently reinvest the cash and cash equivalent balances held in China, Taiwan, and Malaysia, and our current forecasts do not require repatriation of these funds back to the United States. At June 30, 2017, we had $134.0 million in cash held outside the United States on which we may have to pay significant U.S. income taxes to repatriate or utilize net operating loss carryforwards. Additionally, local government regulations may restrict our ability to move cash balances under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including the scheduled interest payments on our Convertible Senior Notes issued in January 2017.

A summary of the cash flow activity at June 30, 2017 and December 31, 2016 is as follows:

Cash Flows from Operating Activities

	Six months ended June 30,
	2017	2016
	(in thousands)
Net income (loss)	$(17,293)	$(47,615)
Non-cash items:
Depreciation and amortization	15,620	17,291
Non-cash interest expense	4,887	—
Deferred income taxes	(19,412)	1,821
Share-based compensation expense	13,806	8,390
Asset impairment	1,138	13,627
Provision for bad debts	92	160
Changes in operating assets and liabilities	(8,427)	(24,805)
Net cash provided by (used in) operating activities	$(9,589)	$(31,131)

Net cash used in operating activities was $9.6 million for the six months ended June 30, 2017 and was due to the net loss of $17.3 million plus adjustments for non-cash items of $16.1 million, offset by a decrease in cash flow from operating activities due to changes in operating assets and liabilities of $8.4 million.

Cash Flows from Investing Activities

	Six months ended June 30,
	2017	2016
	(in thousands)
Acquisitions of businesses, net of cash acquired	$(399,478)	$—
Capital expenditures	(10,057)	(9,179)
Changes in investments, net	16,445	42,612
Other	—	(213)
Net cash provided by (used in) investing activities	$(393,090)	$33,220

The net cash used in investing activities during the six months ended June 30, 2017 was primarily attributable to the net cash used in the acquisition of Ultratech as well as capital expenditures. As part of our efforts to streamline operations, enhance efficiency, and reduce costs, we are making certain investments in our facilities to support the consolidation activities, and, in 2017, we expect to incur future capital expenditures related to these activities of approximately $5 million to $10 million.

Cash Flows from Financing Activities

	Six months ended June 30,
	2017	2016
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(4,796)	$(192)
Purchases of common stock	—	(13,349)
Proceeds from long-term debt borrowings	335,751	—
Repayments of long-term debt	(180)	(166)
Net cash provided by (used in) financing activities	$330,775	$(13,707)

The cash provided by financing activities for the six months ended June 30, 2017 was primarily related to the net cash proceeds received from the issuance of the Convertible Senior Notes in January 2017. The cash used in financing activities for the six months ended June 30, 2016 was primarily related to the share repurchase program, which commenced in November 2015. There were no share repurchases in 2017.

Convertible Senior Notes

On January 10, 2017, we issued $345.0 million of 2.70% convertible senior unsecured notes due (the “Convertible Senior Notes”). We received net proceeds, after deducting underwriting discounts and fees and expenses payable by the Company, of approximately $335.8 million. The Convertible Senior Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The Convertible Senior Notes mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt.

Business Combination

As discussed above, on May 26, 2017, the Company acquired 100% of Ultratech, Inc., a leading supplier of lithography, laser-processing, and inspection systems used to manufacture semiconductor devices and LEDs. The results of Ultratech’s operations have been included in the consolidated financial statements since the date of acquisition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $97.1 million at June 30, 2017. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2017, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.6 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

We have managed our risks and exposures to currency exchange rates through the use of derivative financial instruments (e.g., forward contracts). We mainly use derivative financial instruments in the context of hedging and generally do not use them for speculative purposes. During the second quarter of 2017, we did not designate foreign exchange derivatives as hedges, consistent with 2016. Accordingly, all foreign exchange derivatives, if any, are recorded in our Consolidated Balance Sheet at fair value and changes in fair value from these contracts are recorded in “Other, net” in our Consolidated Statements of Operations.

Our net sales to customers located outside of the United States represented approximately 82% of our total net sales for the three and six months ended June 30, 2016, respectively and 73% and 70% for the comparable 2016 periods.  We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 2% and 3% of total net sales in the three and six months ended June 30, 2017, respectively, and 3% and 4% for the comparable 2016 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of June 30, 2017. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On May 26, 2017, we completed the acquisition of Ultratech, Inc., and are integrating the acquired business into our overall internal control over financial reporting process. Management is in the process of assessing the internal control over financial reporting and is implementing or revising internal controls where necessary. See Note 3 to the Condensed Consolidated

Financial Statements — Business Combinations, for further details. There were no other changes in internal control for the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2017, an Ultratech shareholder filed a purported class action complaint in the U.S. District Court for the Northern District of California (the “District Court”), captioned The Vladimir Gusinsky Rev. Trust v. Ultratech, Inc., et al., Case No. 4:17-cv-01468-PJH, on behalf of itself and all other Ultratech shareholders against Ultratech, its directors at the time the acquisition was announced, Veeco, and Merger Sub.  The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares, agreed to unreasonable deal-protection measures, and potentially engaged in supposed self-dealing.

On March 22, 2017, two other Ultratech shareholders filed a purported class action complaint in the District Court, captioned De Letter et al. v. Ultratech, Inc., et al., Case No. 3:17-cv-01542-WHA, on behalf of themselves and all other Ultratech shareholders against Ultratech and its directors at the time the acquisition was announced.  The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares and potentially engaged in supposed self-dealing.

On May 28, 2017, the District Court dismissed both cases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2015, our Board of Directors authorized a program to repurchase up to $100 million of our common stock to be completed through October 28, 2017. At June 30, 2017, $22.3 million of the $100 million had been utilized. No repurchases occurred after the first quarter of 2016. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Amendment dated June 12, 2017 to Employment Agreement between Veeco and John R. Peeler.				*
10.2	Form of Amended and Restated Indemnification Agreement entered into between Veeco and each of its directors and executive officers, (August 2017).				*
10.3	Ultratech, Inc. 1993 Stock Option/Stock Issuance Plan (as Amended and Restated as of May 31, 2011).	S-8	4.6	5/26/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**

*                 Filed herewith

**               Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2017.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer