Form 10-Q
period 2017-09-30
VEECO INSTRUMENTS INC
filed 2017-11-03
CIK 103145

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes    ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 25, 2017
par value $0.01 per share	48,301,909

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$235,268	$277,444
Short-term investments	85,853	66,787
Accounts receivable, net	113,795	58,020
Inventories	113,681	77,063
Deferred cost of sales	17,594	6,160
Prepaid expenses and other current assets	36,396	16,034
Total current assets	602,587	501,508
Property, plant and equipment, net	84,403	60,646
Intangible assets, net	383,596	58,378
Goodwill	308,529	114,908
Deferred income taxes	2,528	2,045
Other assets	25,263	21,047
Total assets	$1,406,906	$758,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,716	$22,607
Accrued expenses and other current liabilities	65,728	33,201
Customer deposits and deferred revenue	107,636	85,022
Income taxes payable	4,171	2,311
Current portion of long-term debt	—	368
Total current liabilities	231,251	143,509
Deferred income taxes	46,268	13,199
Long-term debt	272,825	826
Other liabilities	11,033	6,403
Total liabilities	561,377	163,937
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 48,294,284 and 40,714,790 shares issued at September 30, 2017 and December 31, 2016, respectively; 48,294,284 and 40,588,194 shares outstanding at September 30, 2017 and December 31, 2016, respectively.	483	407
Additional paid-in capital	1,050,994	763,303
Accumulated deficit	(207,760)	(168,583)
Accumulated other comprehensive income	1,812	1,777
Treasury stock, at cost, 126,596 shares at December 31, 2016.	—	(2,309)
Total stockholders’ equity	845,529	594,595
Total liabilities and stockholders’ equity	$1,406,906	$758,532

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$131,872	$85,482	$341,324	$238,842
Cost of sales	78,811	52,027	215,344	141,991
Gross profit	53,061	33,455	125,980	96,851
Operating expenses, net:
Research and development	24,061	19,892	57,669	63,545
Selling, general, and administrative	29,771	18,396	71,574	58,230
Amortization of intangible assets	12,500	5,261	21,722	15,785
Restructuring	5,010	1,798	9,605	3,993
Acquisition costs	783	—	16,277	—
Asset impairment	2	56,035	1,139	69,662
Other, net	(140)	795	(228)	884
Total operating expenses, net	71,987	102,177	177,758	212,099
Operating income (loss)	(18,926)	(68,722)	(51,778)	(115,248)
Interest income	357	283	1,933	879
Interest expense	(5,105)	(23)	(14,301)	(166)
Income (loss) before income taxes	(23,674)	(68,462)	(64,146)	(114,535)
Income tax expense (benefit)	(1,790)	1,136	(24,969)	2,677
Net income (loss)	$(21,884)	$(69,598)	$(39,177)	$(117,212)

Income (loss) per common share:
Basic	$(0.47)	$(1.78)	$(0.91)	$(2.99)
Diluted	$(0.47)	$(1.78)	$(0.91)	$(2.99)

Weighted average number of shares:
Basic	46,941	39,131	43,100	39,193
Diluted	46,941	39,131	43,100	39,193

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(21,884)	$(69,598)	$(39,177)	$(117,212)
Other comprehensive income, net of tax
Unrealized gain (loss) on available-for-sale securities	70	(7)	10	32
Minimum pension liability	—	866	—	866
Foreign currency translation	1	(7)	25	20
Total other comprehensive income, net of tax	71	852	35	918

Comprehensive income (loss)	$(21,813)	$(68,746)	$(39,142)	$(116,294)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(39,177)	$(117,212)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,295	26,010
Non-cash interest expense	7,641	—
Deferred income taxes	(21,235)	1,529
Share-based compensation expense	19,976	12,133
Asset impairment	1,139	69,662
Provision for bad debts	99	160
Changes in operating assets and liabilities:
Accounts receivable	(10,409)	(1,184)
Inventories and deferred cost of sales	9,486	(10,909)
Prepaid expenses and other current assets	(331)	3,661
Accounts payable and accrued expenses	3,165	(13,995)
Customer deposits and deferred revenue	17,779	3,568
Income taxes receivable and payable, net	(16)	—
Long-term income tax liability	(4,877)	80
Other, net	(259)	2,189
Net cash provided by (used in) operating activities	15,276	(24,308)

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(399,478)	—
Capital expenditures	(17,403)	(10,717)
Proceeds from the sale of investments	307,757	131,297
Payments for purchases of investments	(279,945)	(78,376)
Proceeds from held for sale assets	2,284	693
Other	—	(230)
Net cash provided by (used in) investing activities	(386,785)	42,667

Cash Flows from Financing Activities
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	2,546	1,192
Restricted stock tax withholdings	(7,797)	(1,184)
Purchases of common stock	—	(13,349)
Proceeds from long-term debt borrowings	335,752	—
Principal payments on long-term debt	(1,193)	(252)
Net cash provided by (used in) financing activities	329,308	(13,593)

Effect of exchange rate changes on cash and cash equivalents	25	20
Net increase (decrease) in cash and cash equivalents	(42,176)	4,786
Cash and cash equivalents - beginning of period	277,444	269,232
	$235,268	$274,018

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,667	$179
Income taxes paid	1,767	1,456
Non-cash operating and financing activities
Net transfer of inventory to property, plant and equipment	33	—

See accompanying Notes to the Consolidated Financial Statements

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

Veeco considers many facts when evaluating each of its sales arrangements to determine the timing of revenue recognition including its contractual obligations, the customer’s creditworthiness, and the nature of the customer’s post-delivery acceptance provisions. Veeco’s system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For the majority of the arrangements, a customer source inspection of the system is performed in Veeco’s facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that are performed at the customer’s site prior to final acceptance of the system. When Veeco objectively demonstrates that the criteria specified in the contractual acceptance provisions are achieved prior to delivery, revenue is recognized upon system delivery since there is no substantive contingency remaining related to the acceptance provisions at that date, subject to the retention amount constraint described below for certain contracts. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where Veeco cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred and fully recognized upon the receipt of customer acceptance, assuming all other revenue recognition criteria have been met.

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

Recent accounting pronouncements

The FASB issued ASU 2014-09, as amended: Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC 606”). ASC 606 requires the Company’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASC 606 outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt ASC 606 for reporting periods beginning after December 15, 2017. The Company is still completing its evaluation of the impact of adopting this standard; however, the Company currently expects the most significant financial statement impacts of adopting ASC 606 will be the elimination of the constraint on revenue associated with the billing retention related to the receipt of customer final acceptance as well as the identification of installation services as a performance obligation. The elimination of the constraint on revenue related to customer final acceptance, which is usually about 10 percent of a system sale, will generally be recognized at the time the Company transfers control of the system to the customer, which is earlier than under the Company’s current revenue recognition model for certain contracts that are subject to the billing retention constraint described above. The new performance obligation related to installation services under the new standard will generally be recognized as the installation services are performed, which is later than under the Company’s current revenue recognition model. Taken together, the Company currently believes there will be a net acceleration of a small percentage of its revenue under ASC 606 as compared to its current revenue recognition model. ASC 606 provides for different transition alternatives, and the Company is evaluating which method of adoption to select.

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

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period under the two-class method. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income (loss)	$(21,884)	$(69,598)	$(39,177)	$(117,212)

Net income (loss) per common share:
Basic	$(0.47)	$(1.78)	$(0.91)	$(2.99)
Diluted	$(0.47)	$(1.78)	$(0.91)	$(2.99)

Basic weighted average shares outstanding	46,941	39,131	43,100	39,193
Effect of potentially dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	46,941	39,131	43,100	39,193

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	166	469	166	469

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	220	140	275	45

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	1,956	2,030	1,628	2,042

Maximum potential shares to be issued for settlement of Convertible Senior Notes excluded from the diluted calculation as their effect would be antidilutive	8,618	—	8,618	—

Note 3 — Business Combinations

Ultratech

On May 26, 2017, the Company completed its acquisition of Ultratech, Inc. (“Ultratech”).  Ultratech designs, manufactures, and markets lithography, laser annealing, and inspection equipment for manufacturers of semiconductor devices, including front-end semiconductor manufacturing and advanced packaging. Ultratech also designs, manufactures, and markets atomic layer deposition (“ALD”) equipment for scientific and industrial applications. Ultratech’s customers are primarily located throughout the United States, EMEA, China, Japan, Taiwan, Singapore, and Korea. With the addition of Ultratech, the Company establishes itself as a leading equipment supplier in the advanced packaging market, forming a strong technology portfolio to address critical advanced packaging applications. The results of Ultratech’s operations have been included in the consolidated financial statements since the date of acquisition.

Ultratech shareholders received (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding on the acquisition date. In connection with the Company’s continued finalization of purchase accounting, during the three months ended September 30, 2017, the Company decreased the fair value of acquired inventory and property, plant and equipment by $4.1 million and $1.2 million, respectively, resulting in a corresponding increase in goodwill. The Company plans to finalize the purchase accounting within the measurement period, which may include additional adjustments to the fair values of assets acquired and liabilities assumed. The preliminary acquisition date fair value of the consideration totaled $633.4 million, net of cash acquired, which consisted of the following:

Acquisition Date
(May 26, 2017)
(in thousands)
Cash consideration, net of cash acquired	$404,489
Equity consideration (7.2 million shares issued)	228,644
Replacement equity awards attributable to pre-acquisition service	228
Acquisition date fair value	$633,361

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Acquisition Date
(May 26, 2017)
(in thousands)
Short-term investments	$47,161
Accounts receivable	45,465
Inventory and deferred cost of sales	57,570
Prepaid expense and other current assets	7,217
Property, plant, and equipment	18,332
Intangible assets	346,940
Other assets	6,442
Total identifiable assets acquired	529,127

Accounts payable and accrued expenses	40,123
Customer deposits and deferred revenue	4,834
Deferred income taxes	32,478
Other liabilities	11,952
Total liabilities assumed	89,387

Net identifiable assets acquired	439,740
Goodwill	193,621
Net assets acquired	$633,361

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

The preliminary classes of intangible assets acquired and the estimated useful life of each class is presented in the table below:

	Acquisition Date
	(May 26, 2017)
	Amount	Useful life
	(in thousands)
Technology	$158,390	8 years
Customer relationships	116,710	12 years
Backlog	3,080	6 months
In-process research and development	43,340	*
Trademark and tradenames	25,420	7 years
Intangible assets acquired	$346,940

*In-process research and development will be amortized (or impaired) upon completion (or abandonment) of the development project.

The Company determined the estimated fair value of the identifiable intangible assets based on various factors including: cost, discounted cash flow, income method, loss-of-revenue/income method, and relief-from-royalty method in determining the purchase price allocation.

In-process research and development (“IPR&D”) represents the estimated fair values of incomplete Ultratech research and development projects that had not reached the commercialization stage and meet the criteria for recognition as IPR&D as of the date of the acquisition. In the future, the fair value of each project at the acquisition date will be either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of IPR&D was determined using an income approach and costs to complete the project and expected commercialization timelines are considered key assumptions. This valuation approach reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. The value of the IPR&D was determined to be $43.3 million, approximately half of which is related to Ultratech’s lithography technologies and one-third of which is related to Ultratech’s laser annealing technologies.

For the three and nine months ended September 30, 2017, acquisition related costs were approximately $0.8 million and $16.3 million, respectively, including non-cash charges of $4.2 million for the nine months ended September 30, 2017 related to accelerated share-based compensation for employee terminations.

The amounts of revenue and income (loss) from operations before income taxes of Ultratech included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2017 are as follows:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
	(in thousands)
Revenue	$21,236	$45,286
Loss from operations before income taxes	$(21,556)	$(44,374)

Loss from operations before income taxes of Ultratech for the three month period ended September 30, 2017 of $21.6 million includes acquisition costs of $0.8 million, release of inventory fair value step-up related to purchase accounting of $1.9 million, amortization expense on intangible assets of $9.6 million, and restructuring charges of $2.1 million. Loss from operations before income taxes of Ultratech for the nine month period ended September 30, 2017 of $44.4 million includes acquisition costs of $16.3 million, release of inventory fair value step-up related to purchase accounting of $9.2 million, amortization expense on intangible assets of $13.1 million, and restructuring charges of $3.3 million.

The following table presents unaudited pro forma financial information as if the acquisition of Ultratech had occurred on January 1, 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenue	$131,872	$134,093	$412,066	$381,586
Loss from operations	(14,957)	(74,197)	(45,309)	(187,499)
Diluted earnings per share	$(0.40)	$(1.67)	$(1.01)	$(4.34)

The pro-forma results were calculated by combining the unaudited results of the Company with the stand-alone unaudited results of Ultratech for the pre-acquisition period, and adjusting for the following:

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2017
Cash equivalents
Corporate debt	$—	$1,500	$—	$1,500
Total	$—	$1,500	$—	$1,500
Short-term investments
U.S. treasuries	$58,806	$—	$—	$58,806
Corporate debt	—	10,911	—	10,911
Commercial paper	—	16,136	—	16,136
Total	$58,806	$27,047	$—	$85,853

December 31, 2016
Cash equivalents
Corporate debt	$—	$1,501	$—	$1,501
Total	$—	$1,501	$—	$1,501
Short-term investments
U.S. treasuries	$40,008	$—	$—	$40,008
Government agency securities	—	10,012	—	10,012
Corporate debt	—	13,773	—	13,773
Commercial paper	—	2,994	—	2,994
Total	$40,008	$26,779	$—	$66,787

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2017.

At September 30, 2017 and December 31, 2016, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2017
U.S. treasuries	$58,816	$3	$(13)	$58,806
Corporate debt	10,912	1	(2)	10,911
Commercial paper	16,135	1	—	16,136
Total	$85,863	$5	$(15)	$85,853

December 31, 2016
U.S. treasuries	$40,013	$—	$(5)	$40,008
Government agency securities	10,020	—	(8)	10,012
Corporate debt	13,780	—	(7)	13,773
Commercial paper	2,994	—	—	2,994
Total	$66,807	$—	$(20)	$66,787

Available-for-sale securities in a loss position at September 30, 2017 and December 31, 2016 consist of:

	September 30, 2017		December 31, 2016
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$41,864	$(13)	$20,002	$(5)
Government agency securities	—	—	10,012	(8)
Corporate debt	7,909	(2)	13,774	(7)
Total	$49,773	$(15)	$43,788	$(20)

At September 30, 2017 and December 31, 2016, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The available-for-sale securities at September 30, 2017 all contractually mature in one year or less. Actual maturities may differ from contractual maturities. Veeco may sell these securities prior to maturity based on the needs of the business. In addition, borrowers may have the right to call or prepay obligations prior to scheduled maturities.

There were minimal realized gains for the three and nine months ended September 30, 2017 and no realized gains for the three and nine months ended September 30, 2016. The cost of securities liquidated is based on specific identification.

Accounts receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million at September 30, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories at September 30, 2017 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Materials	$59,767	$46,457
Work-in-process	37,884	25,250
Finished goods	16,030	5,356
Total	$113,681	$77,063

Prepaid expenses and other current assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $6.7 million and $7.8 million at September 30, 2017 and December 31, 2016, respectively. Additionally, included within prepaid expenses and other current assets at September 30, 2017 was a non-trade receivable of approximately $12.8 million.

Property, plant, and equipment

Property, plant, and equipment at September 30, 2017 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Land	$5,669	$5,669
Building and improvements	50,367	50,814
Machinery and equipment(1)	126,631	99,370
Leasehold improvements	10,471	3,652
Gross property, plant and equipment	193,138	159,505
Less: accumulated depreciation and amortization	108,735	98,859
Net property, plant, and equipment	$84,403	$60,646

(1) Machinery and equipment also includes software, furniture and fixtures

For the three and nine months ended September 30, 2017, depreciation expense was $4.2 million and $10.6 million, respectively, and $3.5 million and $10.2 million for the comparable 2016 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The following table presents the changes in goodwill balances for the nine months ended September 30, 2017:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Balance at December 31, 2016	$238,108	$123,200	$114,908
Acquisition	193,621	—	193,621
Balance at September 30, 2017	$431,729	$123,200	$308,529

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

The components of purchased intangible assets were as follows:

		September 30, 2017			December 31, 2016
	Weighted		Accumulated			Accumulated
	Average Remaining	Gross	Amortization		Gross	Amortization
	Amortization	Carrying	and	Net	Carrying	and	Net
	Period	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in years)	(in thousands)
Technology	7.5	$307,588	$125,154	$182,434	$149,198	$113,904	$35,294
Customer relationships	11.6	164,595	35,653	128,942	47,885	28,659	19,226
In-process R&D	—	43,340	—	43,340	—	—	—
Trademarks and tradenames	6.6	28,010	3,272	24,738	2,590	1,948	642
Indefinite-lived trademark	—	2,900	—	2,900	2,900	—	2,900
Other	0.5	3,686	2,444	1,242	2,026	1,710	316
Total	9.0	$550,119	$166,523	$383,596	$204,599	$146,221	$58,378

Other intangible assets primarily consist of patents, backlog, and licenses.

Other assets

Veeco has an ownership interest of less than 20% in a non-marketable investment, Kateeva, Inc. (“Kateeva”). Veeco does not exert significant influence over Kateeva and therefore the investment is carried at cost. There was no change to the $21.0 million carrying value of the investment during the nine months ended September 30, 2017. The investment is included in “Other assets” on the Consolidated Balance Sheets. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires judgment. The analysis includes assessments of Kateeva’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Also included within Other assets at September 30, 2017 are deferred compensation plan assets of approximately $3.3 million representing the cash surrender value of life insurance policies held by the Company related to an executive non-qualified deferred compensation plan that was assumed from Ultratech that allows qualifying executives to defer cash compensation. The related plan liability of approximately $4.5 million is included in “Other liabilities” on the Consolidated Balance Sheet.

Note 5 - Liabilities

Accrued expenses and other current liabilities

The components of accrued expenses and other current liabilities at September 30, 2017 and December 31, 2016 consist of:

	September 30,	December 31,
	2017	2016
	(in thousands)
Payroll and related benefits	$27,816	$18,780
Merger consideration payable	17,844	—
Warranty	6,555	4,217
Professional fees	3,349	1,827
Installation	1,418	1,382
Sales, use, and other taxes	1,961	1,282
Restructuring liability	1,893	1,796
Interest	2,307	—
Other	2,585	3,917
Total	$65,728	$33,201

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2017 include:

(in thousands)
Balance - December 31, 2016	$4,217
Warranties issued	4,314
Addition from Ultratech acquisition	1,889
Consumption of reserves	(4,741)
Changes in estimate	876
Balance - September 30, 2017	$6,555

Restructuring accruals

During 2016, the Company undertook restructuring activities as part of its initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reducing future investments in certain technology development, which together impacted approximately 75 employees. In addition, during 2017, the Company began the acquisition integration process to enhance efficiencies, resulting in additional employee terminations and other facility closing costs. Over the next few quarters, the Company expects to incur additional restructuring costs of $1 million to $5 million as it finalizes all of these activities.

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Balance - December 31, 2016	$1,796	$—	$1,796
Provision	3,628	4,269	7,897
Payments	(3,531)	(4,269)	(7,800)
Balance - September 30, 2017	$1,893	$—	$1,893

Included within restructuring expense in the Consolidated Statements of Operations for the nine months ended September 30, 2017 is approximately $1.7 million of non-cash charges related to accelerated share-based compensation for employee terminations.

Customer deposits

Customer deposits totaled $27.6 million and $22.2 million at September 30, 2017 and December 31, 2016, respectively.

Mortgage Payable

At December 31, 2016, the Company had a mortgage note payable associated with its property in St. Paul, Minnesota, which, during the third quarter of 2017 was fully extinguished in connection with the sale of the building.  The carrying value of the property exceeded the carrying value of the mortgage note of $1.2 million at December 31, 2016. The annual interest rate on the note was 7.91%. The Company determined the mortgage was a Level 3 liability in the fair-value hierarchy and, using a discounted cash flow model, estimated its fair value as $1.2 million at December 31, 2016.

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

The carrying value of the Convertible Senior Notes is as follows:

September 30,
2017
(in thousands)
Principal amount	$345,000
Unamortized debt discount	(65,570)
Unamortized transaction costs	(6,605)
Net carrying value	$272,825

Total interest expense related to the Convertible Senior Notes is as follows:

	Three months ended September 30,	Nine months ended September 30,
	2017	2017
	(in thousands)
Cash Interest Expense
Coupon interest expense	$2,329	$6,573
Non-Cash Interest Expense
Amortization of debt discount	2,502	6,942
Amortization of transaction costs	252	699
Total Interest Expense	$5,083	$14,214

The Company determined the Convertible Senior Notes is a Level 2 liability in the fair value hierarchy and estimated its fair value as $330.9 million at September 30, 2017.

Other Liabilities

Other liabilities at September 30, 2017 included deferred compensation of $4.5 million, asset retirement obligations of $3.3 million, medical and dental benefits of $2.5 million, and acquisition related accruals of $0.7 million. At December 31, 2016, other liabilities primarily consisted of a non-current income tax payable of $4.9 million.

Note 6 - Commitments and Contingencies

Minimum lease commitments

At September 30, 2017, Veeco’s total future minimum lease payments under non-cancelable operating leases (exclusive of renewal options) are payable as follows:

Operating Leases
(in thousands)
Payments due by period:
2017	$1,678
2018	5,474
2019	5,002
2020	4,763
2021	1,807
Thereafter	4,505
Total	$23,229

Purchase commitments

Veeco has purchase commitments of $151.7 million at September 30, 2017, substantially all of which become due within one year.

Bank guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2017, outstanding bank guarantees and letters of credit totaled $3.7 million, and unused bank guarantees and letters of credit of $67.9 million were available to be drawn upon.

Legal proceedings

On September 21, 2017, Blueblade Capital Opportunities LLC et al., on behalf of purported beneficial owners of 440,100 shares of Ultratech common stock, filed an action against Ultratech in Delaware Court of Chancery requesting an appraisal of the value of their Ultratech stock pursuant to 8 Del. C. §262.  The Company believes that the merger price, which was the product of arms-length negotiations, was fair and reasonable, and intends to contest the appraisal claim.  Discovery in the matter has commenced.

On April 12, 2017, the Company filed a patent infringement complaint in the U.S. District Court for the Eastern District of New York against SGL Carbon, LLC and SGL Carbon SE (collectively, “SGL”), alleging infringement of patents relating to wafer carrier technology used in MOCVD equipment.  The complaint alleges that SGL infringes Veeco’s patents by making and selling certain wafer carriers to Veeco’s competitor, Advanced Micro-Fabrication Equipment, Inc. (“AMEC”). On November 2, 2017, the U.S. District Court granted the Company’s motion for a preliminary injunction prohibiting SGL from shipping wafer carriers using the Company’s patented technology without the Company’s express authorization. The Company continues to seek a post-trial permanent injunction and monetary damages against SGL.

On July 13, 2017, AMEC filed a patent infringement complaint against Veeco Instruments Shanghai Co., Ltd. (“Veeco Shanghai”) with the Fujian High Court in China, alleging that the Company’s MOCVD products infringed a Chinese utility model patent relating to the synchronous movement engagement mechanism in a chemical vapor deposition reactor and seeking injunctive relief and monetary damages against Veeco Shanghai. The Company believes this complaint is without merit and intends to vigorously defend against these allegations. The Company has filed a petition for invalidation of this patent with the Chinese Patent Reexamination Board (“PRB”).  The Fujian High Court has suspended the infringement case against Veeco pending the outcome of the invalidation proceeding at the PRB.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 7 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
	Foreign Currency	Gains (Losses) on Available for Sale
	Translation	Securities	Total
	(in thousands)
Balance - December 31, 2016	$1,797	$(20)	$1,777
Other comprehensive income (loss)	25	10	35
Balance - September 30, 2017	$1,822	$(10)	$1,812

There were minimal reclassifications from AOCI into net income for the nine months ended September 30, 2017.

For the nine months ended September 30, 2017, Additional Paid-in Capital increased approximately $228.8 million related to 7.2 million shares issued for the Ultratech merger consideration, $47.5 million related to the issuance of the Convertible Senior Notes including deferred tax impact, and $11.4 million related to on-going share-based compensation activities.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$740	$607	$1,898	$1,639
Research and development	849	993	1,986	3,032
Selling, general, and administrative	3,714	2,143	10,182	7,462
Restructuring	867	—	1,707	—
Acquisition costs	—	—	4,203	—
Total	$6,170	$3,743	$19,976	$12,133

For the nine months ended September 30, 2017, equity activity related to stock options was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2016	1,576	$35.18
Granted	—	—
Exercised	(18)	30.03
Expired or forfeited	(129)	37.03
Balance - September 30, 2017	1,429	35.07

For the nine months ended September 30, 2017, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2016	1,949	$23.85
Granted	642	29.35
Assumed from Ultratech	338	31.75
Vested	(695)	27.12
Forfeited	(173)	26.39
Balance - September 30, 2017	2,061	25.85

Note 9 - Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At September 30, 2017, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. If necessary, the year-to-date tax benefit for interim period losses is limited to the amount that could be recognizable at the end of the fiscal year. Income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Income (loss) before income taxes	$(23,674)	$(68,462)	$(64,146)	$(114,535)
Income tax expense (benefit)	$(1,790)	$1,136	$(24,969)	$2,677

The net income tax benefit for the three months ended September 30, 2017 was comprised of a net benefit of $2.2 million related to the Company’s U.S. operations, and a net tax expense of $0.4 million related to the Company’s non-U.S. operations. The net income tax benefit for the nine months ended September 30, 2017 was comprised of a net benefit of $21.6 million and $3.4 million related to the Company’s U.S. and non-U.S. operations, respectively.

The net income tax benefit from the Company’s U.S. operations was primarily attributable to a tax benefit of $2.2 million and $23.5 million for losses incurred during the three and nine months ended September 30, 2017, respectively. Under the intraperiod tax allocation rules, the deferred tax liability created upon the issuance of the Convertible Senior Notes and recorded through Additional Paid-in Capital is treated as a source of income, which enables the Company to recognize a benefit for the U.S. loss before income taxes through operations during fiscal 2017. The tax benefit related to the issuance of the Convertible Senior Notes will not recur in future years. This benefit was partially offset by a deferred provision of approximately $1.9 million related to tax amortization on indefinite-lived intangible assets for the nine months ended September 30, 2017.

The net income tax benefit of $3.4 million for the nine months ended September 30, 2017, from the Company’s non-U.S. operations was primarily attributable to the Company’s determination in the first quarter of 2017 that it was more likely than not that it will meet the requirements of an existing foreign tax incentive agreement.  As a result, the Company remeasured this uncertain tax position and recognized a $6.3 million benefit during the first quarter, which is comprised of a reversal of a $4.9 million tax liability established in previous periods and the recognition of a deferred tax benefit of $1.4 million related to certain foreign net operating losses generated in prior years that are now determined to be realizable. This benefit was partially offset by a current year tax expense of approximately $3.1 million attributed to the profitable non-U.S. operations, of which approximately $0.4 million was recorded during the three months ended September 30, 2017.

For the three and nine months ended September 30, 2016, the Company did not provide a current tax benefit on U.S. pre-tax losses since the Company could not conclude that it is more likely than not that the benefits would be realized. The tax expense is primarily related to indefinite-lived intangible assets that are amortized for tax purposes but not for financial reporting purposes, as well as taxes attributed to the profitable non-U.S. operations. The deferred tax liability created by the tax deductible expense cannot be used to offset existing deferred tax assets.

Note 10 - Segment Reporting and Geographic Information

Veeco operates and measures its results in one operating segment and continues to do so with the integration of

Ultratech’s business activities. As a result, the Company has one reportable segment: the design, development, manufacture, and support of semiconductor process equipment primarily sold to make electronic devices.

Veeco categorizes its revenue by the key markets into which it sells.  As a result of the acquisition of Ultratech, the Company’s four key markets are now: LED Lighting, Display & Compound Semiconductor (formerly Lighting, Display & Power Electronics); Advanced Packaging, MEMS & RF; Scientific & Industrial, which now includes Data Storage, which was formerly a separate category; and Front-End Semiconductor, which was formerly included in the Scientific & Industrial market category.

LED Lighting, Display & Compound Semiconductor

LED Lighting refers to Light Emitting Diode (“LED”) and semiconductor illumination sources used in various applications including, but not limited to, displays such as backlights, general lighting, automotive running lights, and headlamps. Display refers to LEDs used for displays and Organic Light Emitting Diode (“OLED”) displays found in outdoor display/signage applications, TVs, smartphones, wearable devices, and tablets. Compound Semiconductor includes Photonics, Power Electronics, and Radio Frequency (“RF”) Devices. Photonics refers to laser diodes, Vertical Cavity Surface Emitting Lasers (“VCSEL”) in 3D sensing and communications, and various other optical devices. Power Electronics refers to semiconductor devices such as rectifiers, inverters, and converters for the control and conversion of electric power. RF devices refers to radio frequency emitting and receiving devices that enable wireless communications. Such devices include power amplifiers, switches, and transceivers for applications such as mobile (including handsets and base stations), defense, automotive, and the internet of things.

Advanced Packaging, MEMS & RF Filters

Advanced Packaging includes a portfolio of wafer-level assembly technologies that enable the miniaturization and performance improvement of electronic products, such as smartphones, smartwatches, tablets, and laptops. Micro-Electro Mechanical Systems (“MEMS”) includes tiny mechanical devices such as sensors, switches, mirrors, and actuators embedded in semiconductor chips used in vehicles, smartphones, tablets, and games. RF Filters refers to RF filters used in smartphones, tablets, and mobile devices.

Scientific & Industrial

Scientific refers to advanced materials research at university research institutions, industry research institutions, industry consortiums, and government research agencies. Industrial refers to large-scale product manufacturing applications including data storage and optical coatings: thin layers of material deposited on a lens or mirror that alters how light reflects and transmits.

Front-End Semiconductor

Front-End Semiconductor refers to the early steps in the process of integrated circuit fabrication where the microchips are created but still remain on the silicon wafer. This category includes Laser Spike Anneal, Ion Beam etch for front-end semiconductor applications, and Ion Beam deposition for EUV mask blanks.

Sales by end-market and geographic region for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Sales by end-market
LED Lighting, Display & Compound Semiconductor	$59,721	$49,427	$170,546	$97,985
Advanced Packaging, MEMS & RF	22,775	12,092	55,756	52,400
Scientific & Industrial	33,145	20,997	86,917	82,726
Front-End Semiconductor	16,231	2,966	28,105	5,731
Total	$131,872	$85,482	$341,324	$238,842
Sales by geographic region
United States	$34,723	$19,104	$73,256	$66,550
China	15,197	21,238	81,811	54,621
EMEA(1)	17,243	19,703	57,312	61,999
Rest of World	64,709	25,437	128,945	55,672
Total	$131,872	$85,482	$341,324	$238,842

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

Executive Summary

On May 26, 2017, we completed the acquisition of Ultratech.  Ultratech designs, manufactures, and markets lithography, laser annealing, and inspection equipment for manufacturers of semiconductor devices, including front-end semiconductor manufacturing and advanced packaging. Ultratech also designs, manufactures, and markets atomic layer deposition (“ALD”) equipment for scientific and industrial applications. Ultratech’s customers are primarily located throughout the United States, EMEA, China, Japan, Taiwan, Singapore, and Korea. The results of Ultratech’s operations have been included in the consolidated financial statements since the date of acquisition.

Together with Ultratech, we design, manufacture, and market semiconductor process equipment aligned to meet the demands of key global trends such as energy conservation, mobility, and connectivity. Our MOCVD, lithography, laser annealing, ion beam, and single wafer etch and clean technologies play an integral role in producing LEDs for solid-state lighting and displays and in the fabrication of advanced semiconductor devices. With equipment designed to optimize performance, yield, and cost of ownership, we hold technology leadership positions in all these served markets.

We categorize our revenue by the key markets into which we sell.  Our four key markets are: LED Lighting, Display & Compound Semiconductor; Advanced Packaging, MEMS & RF; Scientific & Industrial; and Front-End Semiconductor.

Sales in the LED Lighting, Display & Compound Semiconductor market were driven by the continued shipment of MOCVD and PSP systems to customers in Europe, China, and Southeast Asia, along with a large MBE system shipment in the Solar application space. The largest applications for LEDs are solid state lighting, followed by TV displays. Over the past few quarters, demand has increased for larger LCD TV displays, which require relatively more LEDs to backlight than smaller display sizes. We have also seen an increase in LED demand for fine-pitch digital signage. These trends have driven an increase in demand for our MOCVD equipment and build-up in our MOCVD backlog. Our broad portfolio of MOCVD technologies has been developed to support the most significant industry trends, including developing mid-power LEDs, utilizing larger wafer sizes, and optimizing cost-of-ownership. Our TurboDisc® EPIK™ 700 GaN MOCVD system continues to win new business for blue LEDs. Our TurboDisc K475i™ AsP MOCVD system targets red-orange-yellow LEDs, laser diodes, and high-efficiency triple junction photovoltaic solar cells and continues to gain market momentum. During the quarter we released our latest MOCVD system, the EPIK868, offering a lower cost and higher productivity solution for our customers. The EPIK868 was designed to meet the needs of our customers in China, demonstrating our long-term commitment to this region. We believe that the expected profits from increased revenues may be partially offset by lower margins based on the current competitive environment.

Sales in the Advanced Packaging, MEMS & RF markets continue to be influenced by the mobility trend and increasing functionality in mobile devices and were driven by Ultratech and PSP sales in Advanced Packaging and continued PSP sales for MEMs and RF Filter applications. Sales into the Advanced Packaging market have slowed, largely tied to large Lithography system purchases in 2016 and early 2017, combined with delays in FOWLP (Fan Out Wafer Level Packaging) adoption by some smartphone manufacturers and weak smartphone sales. We remain well positioned for growth as FOWLP and other advance packaging applications grow over the longer term. Our versatile PSP product architecture has allowed us to continue to generate solid business in the MEMs and RF Filter portion of this category.

Sales in the Scientific & Industrial markets were supported by shipments of AD&E systems for optical coatings and data storage applications, as well as shipments of MBE systems to universities and laboratories. While equipment demand from each individual market may fluctuate quarter to quarter, the diverse customer base has historically provided a relatively stable revenue stream for the company on a combined basis.

Sales in the Front-End Semiconductor market were primarily driven by Ultratech’s Laser Annealing systems and AD&E’s Photomask systems.

Results of Operations

For the three months ended September 30, 2017 and 2016

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2017 and 2016 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment, including the Ultratech business acquired.

	Three months ended September 30,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Net sales	$131,872	100%	$85,482	100%	$46,390	54%
Cost of sales	78,811	60%	52,027	61%	26,784	51%
Gross profit	53,061	40%	33,455	39%	19,606	59%
Operating expenses, net:
Research and development	24,061	18%	19,892	23%	4,169	21%
Selling, general, and administrative	29,771	23%	18,396	22%	11,375	62%
Amortization	12,500	9%	5,261	6%	7,239	138%
Restructuring	5,010	4%	1,798	2%	3,212	179%
Acquisition costs	783	1%	—	0%	783	*
Asset impairment	2	0%	56,035	66%	(56,033)	(100)%
Other, net	(140)	(0)%	795	1%	(935)	(118)%
Total operating expenses, net	71,987	55%	102,177	120%	(30,190)	(30)%
Operating income (loss)	(18,926)	(14)%	(68,722)	(80)%	49,796	*
Interest income (expense), net	(4,748)	(4)%	260	0%	(5,008)	*
Income (loss) before income taxes	(23,674)	(18)%	(68,462)	(80)%	44,788	*
Income tax expense (benefit)	(1,790)	(1)%	1,136	1%	(2,926)	*
Net income (loss)	$(21,884)	(17)%	$(69,598)	(81)%	$47,714	*

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three months ended September 30,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Sales by market
LED Lighting, Display & Compound Semiconductor	$59,721	45%	$49,427	58%	$10,294	21%
Advanced Packaging, MEMS & RF	22,775	17%	12,092	14%	10,683	88%
Scientific & Industrial	33,145	25%	20,997	25%	12,148	58%
Front-End Semiconductor	16,231	13%	2,966	3%	13,265	447%
Total	$131,872	100%	$85,482	100%	$46,390	54%
Sales by geographic region
United States	$34,723	26%	$19,104	22%	$15,619	82%
China	15,197	12%	21,238	25%	(6,041)	(28)%
EMEA	17,243	13%	19,703	23%	(2,460)	(12)%
Rest of World	64,709	49%	25,437	30%	39,272	154%
Total	$131,872	100%	$85,482	100%	$46,390	54%

Total sales increased across all market categories for the three months ended September 30, 2017 against the comparable prior year period, driven by ongoing improvements in LED industry conditions, as well as additional sales from the Ultratech business acquired in May 2017, spread across all markets. Pricing was not a significant driver of the change in total sales. By geography, sales increased in the United States and Rest of World regions, offset by decreases in China and EMEA. The most significant increase occurred in the Rest of World region, which was attributable to the increased sales in the LED Lighting, Display & Compound Semiconductor market in Malaysia, as well as additional sales from the Ultratech business acquired. Additionally, increased sales in the United States were primarily attributable to increased sales in the Scientific & Industrial market, as well as additional sales from the Ultratech business acquired. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Orders increased to $161.9 million for the three months ended September 30, 2017 from $118.0 million for the comparable prior year period. The increase in orders was primarily attributable to increases in the LED Lighting, Display & Compound Semiconductor and Scientific & Industrial markets, including additional bookings from the Ultratech acquisition.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. For the three months ended September 30, 2017, the ratio was 1.2, compared to 1.4 for the comparable prior period. Our backlog at September 30, 2017 was $299.2 million, which was higher than the backlog at June 30, 2017 of $269.5 million. During the three months ended September 30, 2017, we recorded backlog adjustments of approximately $0.1 million relating to orders that no longer met our bookings criteria.

Gross Profit

In the third quarter of 2017, gross profit increased compared to the third quarter of 2016 due to a sharp increase in sales volume, including the acquisition of Ultratech. Gross margins remained relatively consistent for the three months ended September 30, 2017 against the comparable prior period, as the increase in gross margins due to product and region mix of sales in the period was offset by an inventory fair value step-up that was recorded in connection with the purchase accounting relating to the Ultratech acquisition. Given the current competitive environment in MOCVD business, we may see a decline in gross margins as we move beyond this calendar year.

Research and development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased in the third quarter of 2017 compared to the third quarter of 2016 primarily as a result of the addition of the acquired Ultratech related research and development projects, partially offset by our decision to significantly reduce investments in certain technology, as well as decreases in other personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs.

Selling, general, and administrative

Selling, general, and administrative expenses increased primarily due to the addition of the acquired Ultratech related selling, general and administrative costs, as well as increased professional and legal fees.

Amortization expense

The increase in amortization expense is a result of the additional intangibles acquired as part of the acquisition of Ultratech, offset by the lower amortization resulting from the impairment of the certain technology assets in the prior year as well as certain other intangible assets becoming fully amortized during 2016.

Restructuring expense

During 2016, we undertook restructuring activities as part of our initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reducing future investments in certain technology development, which together impacted approximately 75 employees. In addition, during 2017, we began the acquisition integration process to enhance efficiencies, resulting in additional employee terminations and other facility closing costs. Over the next few quarters, we expect to incur additional restructuring costs of $1 million to $5 million as it finalizes all of these activities.

Acquisition costs

Acquisition costs are non-recurring charges incurred in connection with the acquisition of the Ultratech business.

Asset Impairment

During the third quarter of 2016 we decided to significantly reduce investments in certain technologies and recorded non-cash asset impairment charges of $57.6 million, partially offset by an adjustment to our assessment of the fair market value of an asset then held as available-for-sale of $1.6 million.

Interest Income (Expense)

For the three months ended September 30, 2017, we recorded net interest expense of $4.7 million compared with net interest income of $0.3 million in the prior year period.  The change primarily relates to the Convertible Senior Notes issued in January 2017.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax benefit for the three months ended September 30, 2017 was $1.8 million compared to a tax expense of $1.1 million for the comparable prior period. The 2017 tax benefit included a $2.2 million benefit relating to our domestic operations and a $0.4 million expense relating to our non-U.S. operations, compared to 2016 when our expense included $0.3 million related to domestic operations and $0.8 million related to our non-U.S. operations. The current period domestic tax benefit is primarily attributable to an income tax benefit for losses incurred during the three months ended September 30, 2017, as the deferred tax liability created by the issuance of the Convertible Senior Notes is treated as a source of income in fiscal 2017, offset by a deferred provision related to tax amortization on indefinite-lived intangible assets. The current period non-U.S. tax expense is attributable to the profitable non-U.S. operations. The tax expense for the comparable period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

For the nine months ended September 30, 2017 and 2016

The following table presents operating results as a percentage of net sales, as well as period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, including the Ultratech business acquired.

	Nine months ended September 30,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Net sales	$341,324	100%	$238,842	100%	$102,482	43%
Cost of sales	215,344	63%	141,991	59%	73,353	52%
Gross profit	125,980	37%	96,851	41%	29,129	30%
Operating expenses, net
Research and development	57,669	17%	63,545	27%	(5,876)	(9)%
Selling, general, and administrative	71,574	21%	58,230	24%	13,344	23%
Amortization	21,722	6%	15,785	7%	5,937	38%
Restructuring	9,605	3%	3,993	2%	5,612	141%
Acquisition costs	16,277	5%	—	0%	16,277	*
Asset impairment	1,139	0%	69,662	29%	(68,523)	(98)%
Other, net	(228)	(0)%	884	0%	(1,112)	(126)%
Total operating expenses, net	177,758	52%	212,099	89%	(34,341)	(16)%
Operating income (loss)	(51,778)	(15)%	(115,248)	(48)%	63,470	*
Interest income (expense), net	(12,369)	(4)%	713	0%	(13,082)	*
Income (loss) before income taxes	(64,146)	(19)%	(114,535)	(48)%	50,389	*
Income tax expense (benefit)	(24,969)	(7)%	2,677	1%	(27,646)	*
Net income (loss)	$(39,177)	(11)%	$(117,212)	(49)%	$78,035	*

* Not Meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Nine months ended September 30,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Sales by market
LED Lighting, Display & Compound Semiconductor	$170,546	51%	$97,132	41%	$73,414	76%
Advanced Packaging, MEMS & RF	55,756	16%	52,400	22%	3,356	6%
Scientific & Industrial	86,917	25%	83,510	35%	3,407	4%
Front-End Semiconductor	28,105	8%	5,800	2%	22,305	385%
Total	$341,324	100%	$238,842	100%	$102,482	43%
Sales by geographic region
United States	$73,256	21%	$66,550	28%	$6,706	10%
China	81,811	24%	54,621	23%	27,190	50%
EMEA	57,312	17%	61,999	26%	(4,687)	(8)%
Rest of World	128,945	38%	55,672	23%	73,273	132%
Total	$341,324	100%	$238,842	100%	$102,482	43%

Total sales increased across all market categories for the nine months ended September 30, 2017 against the comparable prior year period, driven by ongoing improvements in LED industry conditions, as well as additional sales from the Ultratech business acquired in May 2017, spread across all markets. Pricing was not a significant driver of the change in total sales. Sales also increased across most geographical regions, primarily due to the increased sales in the LED Lighting, Display & Compound Semiconductor market, as well as additional sales from the Ultratech acquisition. Increased sales in the Rest of World region was principally driven by a significant increase in sales to customers located in Malaysia. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Orders increased to $391.9 million for the nine months ended September 30, 2017 from $247.3 million for the comparable prior year period. The increase in orders was primarily attributable to an increase of over 80% in orders in the LED Lighting, Display, & Compound Semiconductor market, as well as a 41% increase in the Scientific & Industrial market.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. For the nine months ended September 30, 2017 and September 30, 2016, the ratio was 1.1. Our backlog at September 30, 2017 was $299.2 million, which was higher than the backlog at December 31, 2016 of $209.2 million. During the nine months ended September 30, 2017, we increased backlog by approximately $41.6 million relating to backlog acquired from Ultratech, while adjusting for a decrease in backlog of approximately $1.7 million relating to orders that no longer met our bookings criteria.

Gross Profit

For the nine months ended September 30, 2017, gross profit increased compared to 2016 due to a sharp increase in sales volume, including the addition of the Ultratech acquisition, partially offset by decreased gross margins. Gross margins decreased principally due to an inventory fair value step-up that was recorded in connection with the purchase accounting relating to the Ultratech acquisition as well as product and region mix of sales in the period. Given the current competitive environment in MOCVD business, we may see a decline in gross margins as we move beyond this calendar year.

Research and development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the nine months ended September 30, 2017 compared to 2016 primarily as a result of our decision to significantly reduce investments in certain technology, as well as decreases in other personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs. These decreases were partially offset by the addition of the acquired Ultratech related research and development projects.

Selling, general, and administrative

Selling, general, and administrative expenses increased for the nine months ended September 30, 2017 compared to 2016 primarily due to the addition of the acquired Ultratech related selling, general and administrative costs.

Amortization expense

The increase in amortization expense is a result of the additional intangibles acquired as part of the acquisition of Ultratech, offset by the lower amortization resulting from the impairment of certain technology assets in the prior year as well as certain other intangible assets becoming fully amortized during 2016.

Restructuring expense

During 2016, we undertook restructuring activities as part of our initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reducing future investments in certain technology development, which together impacted approximately 75 employees. In addition, during 2017, we began the acquisition integration process to enhance efficiencies, resulting in additional employee terminations and other facility closing costs. Over the next few quarters, we expect to incur additional restructuring costs of $1 million to $5 million as it finalizes all of these activities.

Acquisition costs

Acquisition costs are non-recurring charges incurred in connection with the acquisition of the Ultratech business, which included $4.2 million on non-cash charges related to accelerated share-based compensation for employee terminations for the nine months ended September 30, 2017.

Asset Impairment expense

During the nine months ended September 30, 2016, we recorded non-cash impairment charges of $57.6 million relating to our decision to significantly reduce investments in certain technologies, $5.9 million relating to our assessments of the fair market value of assets held for sale, and $6.1 million relating to the disposal of certain lab equipment. Impairment charges for the nine months ended September 30, 2017 primarily relate to assessments of the fair market value of assets held for sale.

Interest Income (Expense)

For the nine months ended September 30, 2017, we recorded net interest expense of $12.4 million compared with net interest income of $0.7 million in the prior year period.  The change primarily relates to the Convertible Senior Notes issued in January 2017.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax benefit for the nine months ended September 30, 2017 was $25.0 million compared to a tax expense of $2.7 million for the comparable prior period. The 2017 tax benefit included $21.6 million relating to our domestic operations and $3.4 million relating to our non-U.S. operations, compared to 2016 when our expense included $1.2 million related to domestic operations and $1.5 million related to our non-U.S. operations. The current period domestic tax benefit is primarily attributable to an income tax benefit for losses incurred during the nine months ended September 30, 2017, as the deferred tax liability created by the issuance of the Convertible Senior Notes is treated as a source of income in fiscal 2017, offset by a deferred provision related to tax amortization on indefinite-lived intangible assets. The current period non-U.S. tax benefit is primarily attributable to the remeasurement of an uncertain tax position, which included the reversal of a previously established non-U.S. tax liability and the recognition of a deferred tax benefit related to certain foreign net operating losses generated in prior years that are now determined to be realizable, offset by tax expense attributed to the profitable non-U.S. operations. The tax expense for the comparable period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents, short-term investments, and restricted cash are as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$235,268	$277,444
Short-term investments	85,853	66,787
Total	$321,121	$344,231

A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At September 30, 2017 and December 31, 2016, cash and cash equivalents of $194.7 million and $149.2 million, respectively, were held outside the United States. In order to fund continued international growth, it is our current intention to permanently reinvest the cash and cash equivalent balances held in China, Taiwan, and Malaysia, and our current forecasts do not require repatriation of these funds back to the United States. At September 30, 2017, we had $143.9 million in cash held outside the United States on which we may have to pay significant U.S. income taxes to repatriate or utilize net operating loss carryforwards. Additionally, local government regulations may restrict our ability to move cash balances under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions, pay vendors, or conduct operations. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including the scheduled interest payments on our Convertible Senior Notes issued in January 2017.

A summary of the cash flow activity at September 30, 2017 and 2016 is as follows:

Cash Flows from Operating Activities

	Nine months ended September 30,
	2017	2016
	(in thousands)
Net income (loss)	$(39,177)	$(117,212)
Non-cash items:
Depreciation and amortization	32,295	26,010
Non-cash interest expense	7,641	—
Deferred income taxes	(21,235)	1,529
Share-based compensation expense	19,976	12,133
Asset impairment	1,139	69,662
Provision for bad debts	99	160
Changes in operating assets and liabilities	14,538	(16,590)
Net cash provided by (used in) operating activities	$15,276	$(24,308)

Net cash provided by operating activities was $15.3 million for the nine months ended September 30, 2017 and was due to the net loss of $39.2 million plus adjustments for non-cash items of $39.9 million, offset by an increase in cash flow from operating activities due to changes in operating assets and liabilities of $14.5 million.

Cash Flows from Investing Activities

	Nine months ended September 30,
	2017	2016
	(in thousands)
Acquisitions of businesses, net of cash acquired	$(399,478)	$—
Capital expenditures	(17,403)	(10,717)
Changes in investments, net	27,812	52,921
Other	2,284	463
Net cash provided by (used in) investing activities	$(386,785)	$42,667

The net cash used in investing activities during the nine months ended September 30, 2017 was primarily attributable to the net cash used in the acquisition of Ultratech as well as capital expenditures. As part of our efforts to streamline operations, enhance efficiency, and reduce costs, we are making certain investments in our facilities to support the consolidation activities, and, in 2017, we expect to incur future capital expenditures related to these activities of approximately $2 million to $5 million.

Cash Flows from Financing Activities

	Nine months ended September 30,
	2017	2016
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(5,251)	$8
Purchases of common stock	—	(13,349)
Proceeds from long-term debt borrowings	335,752	—
Repayments of long-term debt	(1,193)	(252)
Net cash provided by (used in) financing activities	$329,308	$(13,593)

The cash provided by financing activities for the nine months ended September 30, 2017 was primarily related to the net cash proceeds received from the issuance of the Convertible Senior Notes in January 2017. The cash used in financing activities for the nine months ended September 30, 2016 was primarily related to the share repurchase program, which commenced in November 2015. There were no share repurchases in 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $85.9 million at September 30, 2017. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2017, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.2 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

From time to time, we manage our risks and exposures to currency exchange rates through the use of derivative financial instruments (e.g., forward contracts). We mainly use derivative financial instruments in the context of hedging and generally do not use them for speculative purposes. During the third quarter of 2017, we had an immaterial amount of foreign exchange derivatives designated as hedges. Accordingly, most foreign exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and changes in fair value from these contracts are recorded in “Other, net” in our Consolidated Statements of Operations.

Our net sales to customers located outside of the United States represented approximately 74% and 79% of our total net sales for the three and nine months ended September 30, 2017, respectively and 78% and 72% for the comparable 2016 periods.  We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 1% and 2% of total net sales in the three and nine months ended September 30, 2017, respectively, and 2% and 4% for the comparable 2016 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of September 30, 2017. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On May 26, 2017, we completed the acquisition of Ultratech, Inc., and are integrating the acquired business into our overall internal control over financial reporting process. Management is in the process of assessing the internal control over financial reporting and is implementing or revising internal controls where necessary. See Note 3 to the Consolidated Financial

Statements — Business Combinations, for further details. There were no other changes in internal control for the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 21, 2017, Blueblade Capital Opportunities LLC et al., on behalf of purported beneficial owners of 440,100 shares of Ultratech common stock, filed an action against Ultratech in Delaware Court of Chancery requesting an appraisal of the value of their Ultratech stock pursuant to 8 Del. C. §262.  The Company believes that the merger price, which was the product of arms-length negotiations, was fair and reasonable, and intends to contest the appraisal claim.  Discovery in the matter has commenced.

On April 12, 2017, the Company filed a patent infringement complaint in the U.S. District Court for the Eastern District of New York against SGL Carbon, LLC and SGL Carbon SE (collectively, “SGL”), alleging infringement of patents relating to wafer carrier technology used in MOCVD equipment.  The complaint alleges that SGL infringes Veeco’s patents by making and selling certain wafer carriers to Veeco’s competitor, Advanced Micro-Fabrication Equipment, Inc. (“AMEC”). On November 2, 2017, the U.S. District Court granted the Company’s motion for a preliminary injunction prohibiting SGL from shipping wafer carriers using the Company’s patented technology without the Company’s express authorization. The Company continues to seek a post-trial permanent injunction and monetary damages against SGL.

On July 13, 2017, AMEC filed a patent infringement complaint against Veeco Instruments Shanghai Co., Ltd. (“Veeco Shanghai”) with the Fujian High Court in China, alleging that the Company’s MOCVD products infringed a Chinese utility model patent relating to the synchronous movement engagement mechanism in a chemical vapor deposition reactor and seeking injunctive relief and monetary damages against Veeco Shanghai. The Company believes this complaint is without merit and intends to vigorously defend against these allegations. The Company has filed a petition for invalidation of this patent with the Chinese Patent Reexamination Board (“PRB”).  The Fujian High Court has suspended the infringement case against Veeco pending the outcome of the invalidation proceeding at the PRB.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2015, our Board of Directors authorized a program to repurchase up to $100 million of our common stock to be completed through October 28, 2017. At September 30, 2017, $22.3 million of the $100 million had been utilized. No repurchases occurred after the first quarter of 2016. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Veeco Amended and Restated 2010 Stock Incentive Plan, effective March 3, 2017.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**

*	Filed herewith
**	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2017.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer