Form 10-K
period 2017-12-31
VEECO INSTRUMENTS INC
filed 2018-02-21
CIK 103145

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2017 (the last business day of the registrant’s most recently completed second quarter) was $1,328,017,475 based on the closing price of $27.85 on the NASDAQ Stock Market on that date.

The number of shares of each of the registrant’s classes of common stock outstanding on February 14, 2018 was 48,156,865 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VEECO INSTRUMENTS INC.

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking information relating to Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “Registrant,” “we,” “our,” or “us,” unless the context indicates otherwise) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “believes,” “anticipates,” “expects,” “estimates,” “targets,” “plans,” “intends,” “will,” and similar expressions relating to the future are intended to identify forward-looking information. Discussions containing such forward-looking statements may be found in Part I, Items 1 and 3, Part II, Items 7 and 7A hereof, as well as within this Form 10-K generally. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part I, Item 1A, and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-K as believed, anticipated, expected, estimated, targeted, planned, or similarly identified. We do not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

PART I

Item 1. Business

Recent Developments

On May 26, 2017, we completed the acquisition of Ultratech, Inc. (“Ultratech”). Ultratech develops, manufactures, sells, and supports lithography, laser annealing, and inspection equipment for manufacturers of semiconductor devices, including front-end semiconductor manufacturing and advanced packaging. Ultratech also develops, manufactures, sells, and supports atomic layer deposition (“ALD”) equipment for scientific and industrial applications. Ultratech’s customers are primarily located throughout the United States, Europe, China, Japan, Taiwan, Singapore, and Korea. With the addition of Ultratech, we establish ourselves as a leading equipment supplier in the advanced packaging market, forming a strong technology portfolio to address critical advanced packaging applications, as well as greatly increasing our critical mass in the front-end semiconductor market. The results of Ultratech’s operations have been included in the consolidated financial statements since the date of acquisition.

Business Description and Overview

Headquartered in Plainview, New York, we were organized as a Delaware corporation in 1989. We develop, manufacture, sell, and support semiconductor process equipment to meet the demands of key global trends such as enhancing mobility, increasing connectivity, and improving energy efficiency. Our primary technologies include metal organic chemical vapor deposition, advanced packaging lithography, wet etch and clean, laser annealing, ion beam, molecular beam epitaxy, wafer inspection, and atomic layer deposition systems. These technologies play an integral role in producing Light Emitting Diodes (“LEDs”) for solid-state lighting and displays, and in the fabrication and packaging of advanced semiconductor devices. We have sales and service operations across the Asia-Pacific region, Europe, and North America to address our customers’ needs.

We are focused on:

•                              Providing differentiated semiconductor process equipment to address customers’ current production requirements and next generation product development roadmaps;

•                              Investing to win through focused research and development in markets that we believe provide significant growth opportunities or are at an inflection point in semiconductor process equipment requirements, including LED, power electronics, photonics, front-end semiconductor, and advanced packaging technologies;

•                              Leveraging our sales channel and local process applications support teams to build strong strategic relationships with technology leaders;

•                              Expanding our services portfolio to improve the performance of our systems, including spare parts, upgrades, and consumables to drive growth, reduce our customers’ cost of ownership, and improve customer satisfaction;

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

Our products are sold to semiconductor and advanced packaging device manufacturers in the following four markets: Advanced Packaging, MEMS & RF Filters; LED Lighting, Display & Compound Semiconductor; Front-End Semiconductor; and Scientific & Industrial.

Markets

Our systems are used in the creation of a broad range of microelectronic components, including LEDs, micro-electro mechanical systems (“MEMS”), radio frequency (“RF”) filters, power electronics, thin film magnetic heads (“TFMHs”), laser diodes, 3D NAND logic, and other semiconductor devices. In addition to the creation of microelectronic components, our systems are used in the advanced packaging of such components in applications such as flip chip, Fan out Wafer Level Packaging (“FOWLP”), and other wafer level packaging approaches. Our customers who manufacture these devices invest in our systems to develop next generation products and deliver more efficient, cost effective, and advanced technological solutions. We operate in a cyclical business environment, and our customers’ buying patterns are dependent upon industry trends. Our products are sold into multiple markets, and the following discussion focuses on the trends that most influence our business within each of those markets.

Advanced Packaging, MEMS & RF Filters

Advanced Packaging includes a portfolio of wafer-level assembly technologies that enable the miniaturization and performance improvement of electronic products, such as smartphones, smartwatches, and other mobile applications.

Demand for higher performance, increased functionality, smaller form factors, and lower power consumption in mobile devices, consumer electronics, and high performance computing is driving the adoption of advanced packaging technologies. Semiconductor Foundries (“Foundries”), Independent Device Manufacturers (“IDMs”) and Outsourced Semiconductor Assembly and Test (“OSAT”) companies are implementing multiple advanced packaging approaches including FOWLP, recently deployed in high-volume manufacturing, and Through Silicon Via (“TSV”) to enable stacked memory, 2.5D, and 3D packaging devices. This increasing demand trend in Advanced Packaging is encouraging as our Lithography and Precision Surface Processing (“PSP”) products enable the process steps for Advanced Packaging.

MEMS devices are used for an increasing number of applications, including accelerometers for automobile airbags, pressure sensors for medical uses, and gyroscopes for a variety of consumer products, such as gaming consoles and mobile devices.

One of the fastest growing MEMS applications has been RF filters for mobile devices, driven by increasingly complex wireless standards, the exponential growth of mobile data, and carrier aggregation. In order to address these growing demands, the number of discrete RF filters in an average smartphone is expected to double from 50 to 100 by 2020. These trends are positive for us, particularly for our PSP products, where our technology is enabling some of the most challenging process steps, as well as our Ion Beam Etch (“IBE”) and Molecular Beam Epitaxy (“MBE”) products, which are used to create Bulk Acoustic Wave (“BAW”) and Surface Acoustic Wave (“SAW”) RF filters.

LED Lighting, Display & Compound Semiconductor

LED Lighting technology has existed for more than 50 years; however, commercial adoption of LEDs was limited to niche applications until the most recent decade. In the early 1990’s, researchers developed a process utilizing Gallium Nitride (“GaN”) that created a low cost blue LED to produce white light. With that breakthrough, the LED industry started, and the number of applications for LEDs began to expand.

Since that time, the LED industry has experienced multiple growth cycles brought on by the adoption of LED technology for consumer and commercial applications. The first wave of LED growth was driven by mobile phones, which implemented the use of LED technology for display backlighting. The LED industry experienced its second period of rapid growth as LEDs were adopted for TV display backlighting. The adoption of LEDs for solid state, general lighting gave rise to a third wave of demand. There is a broader fourth wave of compound semiconductor growth including LEDs, driven by ROY LED applications, optical communication and industrial applications requiring laser diodes, 3D sensing vertical-cavity surface emitting lasers (“VCSELs”), micro-LED displays, 5G RF infrastructure adoption, and power electronics.

Our metal organic chemical vapor deposition (“MOCVD”) technology is at the core of the manufacturing process for GaN-based LEDs. We have benefited with each growth cycle, as LED producers invest in MOCVD process equipment to capture share in these markets. Demand for our equipment has historically been cyclical in nature, influenced by multiple factors, including: macroeconomic conditions; prices for LED chips; supply and demand dynamics; and our customers’ manufacturing plans. However, we expect the ongoing adoption of LED lighting to be a major driver in the need for additional MOCVD capacity over the next several years.

MOCVD technology is equally important in the manufacturing of red, orange, and yellow (“ROY”) LEDs, which are used increasingly for fine-pitch digital signage and automotive lighting applications. For these applications, our MOCVD technology is used to deposit highly uniform Arsenic Phosphide (“AsP”) films which create amber and red hues. AsP MOCVD technology is also used to produce multiple other devices in the photonics market such as infrared LEDs and VCSELs used for optical data communication and 3D sensing. In addition to film deposition, photonics manufacturers also employ cleaning and etching process steps. Our PSP wet etch and clean technologies provide such cleaning and processing capabilities to photonics customers.

The Display market refers to LEDs or micro LEDs used directly for displays. Additionally, organic light emitting diode (“OLED”) displays are part of the Display market and are used in applications such as digital signage, smartphones, wearable and tablet displays, and TVs. Our MOCVD systems and MBE source technology is ideally suited for the display market.

The Compound Semiconductor market refers to GaN-on-Silicon based power electronic devices and radio frequency devices. Our MOCVD and PSP technologies are crucial in the manufacturing of GaN-on-Silicon based power electronic devices. Global demand is increasing for advanced power electronics with greater energy efficiency, smaller footprints, higher operating temperatures, faster switching capabilities, and greater reliability. These devices support many needs, including more efficient IT servers, electrical motors, electric vehicles, wind turbines, and photovoltaic power inverters. While silicon-based transistors are widely used in power electronic devices today, GaN-on-Silicon based power electronics developed on MOCVD tools can potentially deliver higher performance (e.g., smaller power supply form factors, higher efficiency, and faster switching speeds). In addition to depositing the critical GaN layer with our MOCVD products, our PSP products address multiple etch and clean steps required to manufacture these advanced power electronics devices. In recent years, global industry leaders in power electronics have focused on research and development programs to commercialize this new technology. Device manufacturers will likely begin to transition from development to production of these devices over the next couple of years; we can benefit from this transition as our customers invest in process equipment to support this production ramp-up.

The Radio Frequency device portion of the Compound Semiconductor market is driven by demand for RF power amplifiers in mobile devices. Our PSP products are used for process steps such as metal lift off and photo resist strip for RF devices such as heterojunction bipolar transistors (“HBTs”) used in smartphones.

Front-End Semiconductor

Front-End Semiconductor refers to early process steps where transistors are formed directly on silicon. There are many different process steps in forming integrated circuits, such as Deposition, Etching, Masking, and Doping, where the microchips are created but still remain on the silicon wafer. Our Laser Spike Anneal products are well suited to assist our customers in the doping process. Our IBE for front-end semiconductor applications has been demonstrated in Spin Torque Transfer Magnetic Random Access Memory (“STT-MRAM”) applications. MRAM has many benefits over traditional random access memory such as its non-volatility, speed, endurance, and power consumption. Our Ion Beam Deposition (“IBD”) products are well suited for the manufacture of Extreme Ultraviolet (“EUV”) mask blanks. Our ability to precisely deposit high quality films with extremely low particulate levels make our IBD technology ideal for manufacturing defect-free EUV photomask blanks. The front-end semiconductor industry is expected to adopt EUV lithography to meet future device requirements. Future growth will depend on overall adoption of EUV technology. And lastly, our 3D inspection products are used for shape inspection of 3D topographies in memory and logic applications, which helps our customers improve their lithography and deposition processes.

Scientific & Industrial

The Scientific and Industrial markets include advanced materials research and a broad range of manufacturing applications including high-power fiber lasers, infrared detectors, thin film magnetic heads on HDDs, and optical coatings.

Our MBE systems are used by scientific research organizations and universities to drive new discoveries in the areas of materials science. MBE enables precise epitaxial crystal growth for a wide variety of materials, which supports the development of new performance materials used for emerging technologies. MBE technology is also used in the manufacturing of products such as high-power lasers and infrared sensors. Our tools create highly uniform Gallium-Arsenide (“GaAs”) or Indium-Phosphide (“InP”) film layers, which are critical to the performance of these devices. Our PSP products are also used in the manufacture of infrared sensors.

Our Ion Beam Deposition, Ion Beam Etch, Physical Vapor Deposition (“PVD”), and lapping and dicing tools are used in data storage applications, including HDDs that will continue to provide significant value for mass storage and will remain an important part of large capacity storage applications. This is especially true for data center applications where large volumes of data storage are required to serve an increasingly mobile population. In addition, our IBD tools are used to produce high quality optical films for multiple applications including laser mirrors, optical filters, and anti-reflective coatings. Our tools deposit thin layers of advanced materials on various substrates to alter how light is reflected and transmitted.

Our ALD tools are sold into a variety of Scientific & Industrial market applications such as optical, semi/nano-electronics, MEMS, nanostructures, and biomedical.

System products

Metal Organic Chemical Vapor Deposition Systems

We are the world’s leading supplier of MOCVD systems. MOCVD production systems are used to make GaN-based devices (such as blue and green LEDs) and AsP-based devices (such as ROY LEDs), which are used in television and computer display backlighting, general illumination, large area signage, specialty illumination, power electronics, and many other applications. Our TurboDisc® EPIK® line of MOCVD systems enables cost per wafer savings for our customers with a combined advantage of best operating uptime, low maintenance costs, and best-in-class wafer uniformity and yield. In 2016, we introduced the TurboDisc K475i™ AsP MOCVD system, which offers best-in-class productivity and yields for ROY LEDs, infra-red LEDs, and high-efficiency triple junction photovoltaic solar cell applications. Our Propel™ PowerGaN™ MOCVD System (“Propel”) enables the development of highly-efficient GaN-based power electronic devices that have the potential to accelerate the industry’s transition from research and development to high volume production. The Propel system offers 200mm technology and incorporates single-wafer reactor technology for outstanding film uniformity, yield, and device performance.

Advanced Packaging Lithography

We have a leading position in the Advanced Packaging lithography equipment market. The Advanced Packaging market is driven by the need for improved performance, reduced power consumption, and smaller geometries for mobile and automotive applications. In turn, these applications continue to demand increasingly complex packaging techniques from IDMs, Foundries, and OSATs. Our Advanced Packaging tools are designed to optimize productivity for leading-edge 200mm and 300mm Advanced Packaging applications by enabling extremely reliable, cost-effective, high-volume manufacturing solutions. Our best-in-class yield coupled with outstanding resolution and depth of focus addresses all leading edge requirements for Advanced Packaging applications such as redistribution layers (“RDLs”), Copper Pillar, Micro-Bump, FOWLP, interposers, and TSVs to provide the lowest cost of ownership in the industry.

Precision Surface Processing Systems (Wet Etch and Clean)

Our PSP systems offer single wafer wet etch, clean, and surface preparation solutions which target high growth segments in advanced packaging, MEMS, LEDs, and compound semiconductor markets. The WaferStorm platform is based on PSP’s unique ImmJET™ technology, which provides improved performance at a lower cost of ownership than conventional wet bench-only or spray-only approaches. This highly flexible platform targets solvent based cleaning applications that require a significant level of process control and flexibility. The WaferEtch® platform provides highly uniform, selective etching with onboard end point detection for improved process control and yield in bumping applications. In addition, PSP has developed a state-of-the-art solution with the WaferEtch platform to address the requirements of TSV reveal, in which the backside of a wafer is thinned to reveal the copper interconnects. PSP’s TSV technology offers a significant cost of ownership reduction compared with dry etch processing by replacing up to four separate process steps.

Laser Annealing Systems

The progression of Moore’s law has led semiconductor manufacturers to implement a variety of material and process changes to overcome the technical hurdles related to shrinking of feature sizes in integrated circuits. Along with new materials and smaller dimensions have come new process challenges. One such challenge has been new constraints on thermal annealing processes. One example is the thermal annealing of dopants for activation, in order to form the transistor junction, critical to the function and performance of a complementary metal-oxide semiconductor (“CMOS”) logic integrated circuit. In this and other thermal process steps, traditional lamp-based annealing techniques have challenges meeting the thermal budget (time/temperature regime) required by new materials and designs. Our Laser Spike Anneal (“LSA”) systems meet the industry demand for millisecond time-scale annealing, heating the wafer up to temperatures just below the Silicon melting point over a range of ultra-short timeframes (microseconds to milliseconds), enabling thermal annealing solutions at the 65nm technology node and below. This advanced annealing technology provides solutions to the difficult challenge of fabricating ultra-shallow junctions and highly activated source/drain contacts at these advanced logic nodes. In addition, our proprietary hardware design enables outstanding temperature uniformity across the wafer and die, by minimizing the pattern-density effect, thus reducing absorption variations.

We have also developed a next generation melt anneal technology targeted for annealing advanced logic devices at 7nm and below. As FinFET devices scale below the 10nm node, achieving the performance targets has become a challenge. To continue the roadmap, the industry is looking at new materials and the use of thermal processes that require nanosecond time-scale thermal annealing with temperatures exceeding the melting point. To help address this concern we have developed a unique (and patented) approach to nanosecond-scale thermal annealing. Our design utilizes two lasers; a millisecond laser as a low thermal budget localized preheat and a nanosecond laser “on top” of the millisecond laser to raise the peak temperature to the melt temperature of the material being processed beyond silicon melt. Similar to LSA, the melt system architecture is targeted to reduce pattern effects and increase the process window. It is believed that nanosecond annealing will be required to meet the device targets at 7nm and below; the initial application being explored by customers is contact annealing aimed to improve reduce source/drain contact resistance, which has become a performance bottleneck at the most advanced FinFET nodes, and as devices continue to scale, we see the application space for our melt product expanding.

Ion Beam Etch and Deposition Systems

Our NEXUS® IBD systems utilize ion beam technology to deposit precise layers of thin films. IBD systems deposit high purity thin film layers and provide excellent uniformity and repeatability. Our NEXUS IBE systems utilize a charged particle beam consisting of ions to etch precise, complex features. The NEXUS systems may be included on our cluster system platform to allow either parallel or sequential deposition/etch processes. These systems are used primarily by data storage, semiconductor, and telecommunications device manufacturers in the fabrication of discrete and integrated microelectronic devices.

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

Molecular Beam Epitaxy Systems

Molecular beam epitaxy is the process of precisely depositing epitaxially-aligned atomically-thin crystalline layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. We are the leading supplier of MBE systems worldwide.

Our MBE systems, sources, and components are used to develop and manufacture compound semiconductor devices in a wide variety of applications such as high-power fiber lasers, infrared detectors, mobile phones, radar systems, high efficiency solar cells, and basic materials science research. For many compound semiconductors, MBE is the critical step of the fabrication process, ultimately determining device functionality and overall performance. We offer a full complement of MBE systems customized for the specific end application depositing on single 3” substrates up to fully automated production systems that can deposit on seven 6” substrates simultaneously. The GENxplor® MBE system creates high quality epitaxial layers and is ideal for cutting-edge research on a wide variety of materials including gallium arsenide, antimonides, nitrides, and oxides. The GENxcel® MBE system extends the same performance of the GENxplor to 4” diameter substrates.

3D Wafer Inspection Systems

As the semiconductor industry continues its pursuit of increased productivity and performance by shrinking device dimensions along Moore’s law, manufacturers are running into bottlenecks limited by fundamental materials properties and lithographic resolution. The industry has opted for 3D integration schemes to circumvent these limitations (e.g. Vertical NAND, HAR DRAM, Logic FinFET). The high volume manufacturing ramp of these 3D schemes requires low cost, high performance 3D wafer inspection systems. The Superfast 3D Wafer Inspection System is a Coherent Gradient Sensing (“CGS”) based 3D wafer inspection system that enables the wafer fab to inspect the patterned wafer at key processing steps, enabling statistical process control as well as advanced process control (“APC”) for topography, displacement, and stress.

Atomic Layer Deposition and Other Deposition Systems

ALD is a thin-film deposition method in which a film is deposited on a substrate uniformly with precise control down to the atomic scale. Veeco offers a full suite of ALD systems for non-semiconductor front-end production applications across a wide range of markets and applications such as energy, optical, electronics, MEMS, nanostructures, and biomedical.

Other deposition systems including Physical Vapor Deposition, Diamond-Like Carbon Deposition, and Chemical Vapor Deposition Systems. In addition, our Optium® products generally are used in “back-end” applications in data storage fabrication facilities where TFMHs or “sliders” are fabricated. This equipment includes lapping tools, which enable precise material removal within three nanometers, which is necessary for advanced TFMHs. We also manufacture dicing tools that cut wafers into row bars and TFMHs.

Sales and Service

We sell our products and services worldwide primarily through various strategically located facilities in the United States, Europe, and the Asia-Pacific region. We believe that our customer service organization is a significant factor in our success. We provide service and support on a warranty, service contract, and an individual service-call basis. We believe that offering timely support creates stronger relationships with customers and provides us with a significant competitive advantage. Revenue from the sales of parts, upgrades, service, and support represented approximately 27%, 28%, and 22% of our net sales for the years ended December 31, 2017, 2016, and 2015, respectively. Parts and upgrade sales represented approximately 22%, 22%, and 18% of our net sales for those years, respectively, and service and support sales were 5%, 6%, and 4% respectively.

Customers

We sell our products to many of the world’s LED, MEMS, OSAT, HDD, and semiconductor manufacturers, as well as research centers and universities. We rely on certain principal customers for a significant portion of our sales. Sales to OSRAM Opto Semiconductors accounted for more than 10% of our total net sales for both 2017 and 2016; sales to San’an Optoelectronics Co. and KAISTAR Lighting (Xiamen) Co. each accounted for more than 10% of our total net sales in 2015. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business prospects, financial condition, and operating results could be materially and adversely affected.

Research and Development

Our research and development functions are focused on the timely creation of new products and enhancements to existing products, both of which are necessary to maintain our competitive position. We collaborate with our customers to align our technology and product roadmaps to customer requirements. Our research and development activities take place at our facilities in San Jose, California; Waltham, Massachusetts; St. Paul, Minnesota; Somerset, New Jersey; Plainview, New York; Horsham, Pennsylvania; and Singapore.

Our research and development expenses were approximately $82.0 million, $81.0 million, and $78.5 million, or approximately 17%, 24%, and 16% of net sales for the years ended December 31, 2017, 2016, and 2015, respectively. These expenses consisted primarily of salaries, project materials, and other product development and enhancement costs.

Suppliers

We outsource certain functions to third parties, including the manufacturing of some of our MOCVD and Ultratech systems. While we primarily rely on one supplier for the manufacturing of these systems, we maintain a minimum level of internal manufacturing capability for these systems. Refer to Item 1A, “Risk Factors,” for a description of risks associated with our reliance on suppliers and outsourcing partners.

Backlog

Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date within twelve months, and a deposit when required. Our backlog increased to $334.3 million at December 31, 2017 from $209.2 million at December 31, 2016. During the year ended December 31, 2017, we increased backlog by approximately $41.6 million relating to backlog acquired from Ultratech, while adjusting for a decrease in backlog of approximately $2.0 million relating to orders that no longer met our booking criteria.

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

Our principal competitors include: Advanced Micro-Fabrication Equipment (AMEC); Aixtron; Canon Anelva; Grand Plastics Technology Corporation; Leybold Optics; Mattson Technology; Riber; Rudolph Technologies; Scientech; Screen Semiconductor Solutions; and Shanghai Micro Electronics Equipment.

Intellectual Property

Our success depends in part on our proprietary technology, and we have over 800 patents in the United States and other countries and have additional applications pending for new inventions.

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

Employees

At December 31, 2017 we had 1,014 employees, of which there were 280 in manufacturing and testing, 99 in sales and marketing, 214 in service and product support, 260 in engineering and research and development, and 161 in information technology, general administration, and finance. The success of our future operations depends on our ability to recruit and retain engineers, technicians, and other highly skilled professionals who are in considerable demand. We feel that we have adequate programs in place to attract, motivate, and retain our employees. We monitor industry practices to make sure that our compensation and employee benefits remain competitive. We believe that our employee relations are good. Refer to Item 1A, “Risk Factors,” for a description of risks associated with employee retention and recruitment.

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

Item 1A. Risk Factors

Key Risk Factors That May Impact Future Results

Stockholders should carefully consider the risk factors described below. Any of these factors, many of which are beyond our control, could materially and adversely affect our business, financial condition, operating results, cash flow, and stock price.

Unfavorable market conditions may adversely affect our operating results.

Conditions of the markets in which we operate are volatile and have in the past, and may in the future, deteriorate significantly. We have experienced and may continue to experience customer rescheduling and, to a lesser extent, cancellations of orders for our products. Adverse market conditions relative to our products could result in:

•                  reduced demand for our products;

•                  rescheduling and cancellations of orders for our products, resulting in negative backlog adjustments;

•                  increased price competition leading to lower margin for our products;

•                  increased competition from sellers of used equipment or lower-priced alternatives to our products;

•                  increased inventory obsolescence;

•                  an increase in uncollectable amounts due from our customers resulting in increased reserves for doubtful accounts and write-offs of accounts receivable;

•                  disruptions in our supply chain as we reduce our purchasing volumes and limit our contract manufacturing operations; and

•                  higher operating costs as a percentage of revenues.

If the markets in which we participate experience deteriorations or downturns, this could negatively impact our sales and revenue generation, margins, operating expenses, and profitability.

We are exposed to the risks of operating a global business.

Most of our sales are to customers located outside of the United States, and we expect sales from non-U.S. markets to continue to represent a significant portion of our sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the United States, many of which are outside our control including:

•                  political and social attitudes, laws, rules, regulations, and policies within countries that favor local companies over U.S. companies, including government-supported efforts to promote the development and growth of local competitors;

•                  differing legal systems and standards of trade which may not honor our intellectual property rights and which may place us at a competitive disadvantage;

•                  pressures from foreign customers and foreign governments for us to increase our operations and sourcing in the foreign country;

•                  multiple conflicting and changing governmental laws and regulations, including varying labor laws, tax regulations, import/export controls, changes to trade treaties, possible trade wars, and other trade barriers and uncertainties;

•                  reliance on various information systems and information technology to conduct our business, which may be vulnerable to cyberattacks by third parties or breached due to employee error, misuse, or other causes that could result in business disruptions, loss of or damage to intellectual property, transaction errors, processing inefficiencies, or other adverse consequences should our security practices and procedures prove ineffective;

•                  regional economic downturns, varying foreign government support, and unstable political environments;

•                  difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriating cash;

•                  longer sales cycles and difficulties in collecting accounts receivable; and

•                  different customs and ways of doing business.

These challenges, many of which are associated with sales into the Asia-Pacific region, have had and may continue to have a material adverse effect on our business.

We may be unable to effectively enforce and protect our intellectual property rights.

Our success depends in part upon the protection of our intellectual property rights. We rely primarily on patent, copyright, trademark, and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies, processes, and brand identity. We own various U.S. and international patents and have additional pending patent applications relating to certain of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage. In addition, our intellectual property rights may be circumvented, invalidated, or rendered obsolete by the rapid pace of technological change, or through efforts by others to reverse engineer our products or design around patents that we own. Policing unauthorized use of our products and technologies is difficult and time consuming and the laws of other countries may not protect our proprietary rights as fully or as readily as U.S. laws. Given these limitations, our success will depend in part upon our ability to innovate ahead of our competitors.

In addition, our outsourcing strategy requires that we share certain portions of our technology with our outsourcing partners, which poses additional risks of infringement and trade secret misappropriation. Infringement of our rights by a third party, possibly for purposes of developing and selling competing products, could result in uncompensated lost market and revenue opportunities. Similar exposure could result in the event that former employees seek to compete with us through their unauthorized use of our intellectual property and proprietary information. We cannot be certain that the protective steps and measures we have taken will prevent the misappropriation or unauthorized use of our proprietary information and technologies, nor can we be certain that applicable intellectual property laws, regulations, and policies will not be changed in a manner detrimental to the sale or use of our products.

Litigation may be required to enforce our intellectual property rights, protect our trade secrets, and to determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents, incur substantial costs, and jeopardize relationships with current or prospective customers or suppliers. Any action we take to enforce or defend our intellectual property rights could absorb significant management time and attention, and could otherwise negatively impact our operating results.

We may be subject to claims of intellectual property infringement by others.

We receive communications from time to time from other parties asserting the existence of patent or other rights which they believe cover certain of our products. We also periodically receive notice from customers who believe that we are required to indemnify them for damages they may incur related to infringement claims made against these customers by third parties. Our customary practice is to evaluate such assertions and to consider the available alternatives, including whether to seek a license, if appropriate. However, we cannot ensure that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms, or successfully prosecute and defend our position, our business, financial condition and results of operations could be materially and adversely affected.

We may be unable to successfully integrate the Ultratech business and may not realize the anticipated benefits of the acquisition.

On May 26, 2017, we completed the acquisition of Ultratech, Inc., merging two companies that formerly operated as independent public companies. Significant management attention and resources have been devoted, and will need to be devoted, to integrating our respective business operations and practices. The success of our acquisition of Ultratech will depend in part on our ability to realize the anticipated benefits and revenue and cost synergies associated with this business combination, which is subject to the following risks, among others:

•                  whether the combined businesses will perform as expected;

•                  the possibility that we paid more for the acquisition of Ultratech than the value we will derive from the acquisition;

•                  complexities associated with managing the combined businesses, including difficulties addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other business partners;

•                  the potential loss of customers and strategic partners who may not wish to continue their relationships with the combined company; and

•                  potential unknown liabilities and unforeseen or unanticipated costs.

In connection with the accounting for the Ultratech acquisition, we recorded goodwill and other intangible assets of approximately $539 million. Under U.S. generally accepted accounting principles, we must assess, at least annually and potentially more frequently, whether the value of the goodwill and other indefinite-lived intangible assets have been impaired. Finite-lived intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment in the value of goodwill and other intangible assets will result in a charge against earnings, which could materially and adversely affect our results of operations and financial performance.

The price of our common shares is volatile and could further decline.

The stock market in general and the market for technology stocks in particular has experienced significant volatility. The trading price of our common shares has declined, and could continue to decline, independent of the overall market, and shareholders could lose all or a substantial part of their investment. The market price of our common shares could fluctuate significantly in response to several factors, including among others:

•                  difficult macroeconomic conditions, unfavorable geopolitical events, and general stock market uncertainties, such as those occasioned by a global liquidity crisis and a failure of large financial institutions;

•                  the emergence of competitors and competing technologies;

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

•                  changes in recommendations and financial estimates by investment research analysts;

•                  strategic transactions, such as acquisitions, divestitures, and spin-offs;

•                  the commencement of, and rulings on, litigation and legal proceedings;

•                  the dilutive impact of our Convertible Senior Notes; and

•                  the occurrence of major catastrophic events.

As with many technology companies, the price of our common shares has fluctuated significantly in the past and is likely to be volatile in the future. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. If similar litigation were to be pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our financial condition, results of operations, and liquidity.

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

Each of the industries in which we operate is subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. New product development commitments must be made well in advance of sales, and we must anticipate the future demand for products when selecting which development programs to fund and pursue. Our financial results depend on the successful introduction of new products, many of which require the achievement of increasingly stringent technical specifications. We may not be successful in selecting, developing, manufacturing, and marketing new products and new technologies or in enhancing our existing products. Our performance may be adversely affected if we are unable to accurately predict evolving market trends and related customer needs and to effectively allocate our resources among new and existing products and technologies.

We are also exposed to potential risks associated with unexpected product performance issues. Our product designs and manufacturing processes are complex and could contain unexpected product defects, especially when products are first introduced. Unexpected product performance issues could result in significant costs and damages, including increased service and warranty expenses, the need to provide product replacements or modifications, reimbursement for damages caused by our products, product recalls, related litigation, product write-offs, and disposal costs. These costs could be substantial and our reputation could be harmed, resulting in a reduced demand for our products and a negative effect on our business, financial condition, and results of operations.

Our sales to manufacturers are highly dependent on sales of consumer electronics applications, which can experience significant volatility due to seasonal and other factors.

The demand for LEDs, HDDs, semiconductors, and other devices is highly dependent on sales of consumer electronics, such as televisions, computers, tablets, digital video recorders, smartphones, cell phones, and other mobile devices. Manufacturers of LEDs are among our largest customers and account for a substantial portion of our revenue. Factors that could influence the levels of spending on consumer electronic products include consumer confidence, access to credit, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors have had and could continue to have a material adverse effect on the demand for our customers’ products and, in turn, on our customers’ demand for our products and services. Furthermore, manufacturers of LEDs have in the past overestimated their potential for market share growth. If this growth is overestimated, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, obsolete inventory, and liabilities to our suppliers for products no longer needed.

In addition, the demand for our customers’ products can be even more volatile and unpredictable due to the possibility of competing technologies, such as flash memory as an alternative to HDDs. Unpredictable fluctuations in demand for our customers’ products or rapid shifts in demand from our customers’ products to alternative technologies could materially and adversely impact our future results of operations.

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

If a principal customer discontinues its relationship with us or suffers economic setbacks, our business, financial condition, and operating results could be materially and adversely affected. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers and we cannot be certain that we will be successful in these efforts. In addition, because a relatively small number of large manufacturers, many of whom are our customers, dominate the industries in which they operate, it may be especially difficult for us to replace these customers if we lose their business. A significant portion of orders in our backlog are orders from our principal customers.

In addition, a substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor to supply capital equipment, the manufacturer will often attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a customer selects a competitor’s product over ours, we could experience difficulty selling to that customer for a significant period of time.

Furthermore, we do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide assurance of future sales, and we are exposed to competitive price pressures on new orders we attempt to obtain.

Our customer base is also highly concentrated in terms of geography, and the majority of our sales are to customers located in a limited number of countries. Dependence upon sales emanating from a limited number of regions increases our risk of exposure to local difficulties and challenges, such as those associated with regional economic downturns, political instability, fluctuating currency exchange rates, natural disasters, social unrest, pandemics, terrorism, and acts of war. Our reliance upon customer demand arising primarily from a limited number of countries could materially and adversely impact our future results of operations.

A further reduction or elimination of foreign government subsidies and economic incentives may adversely affect the future order rate for our MOCVD equipment.

We generate a significant portion of our revenue in China. In recent years, the Chinese government has provided various incentives to encourage the development of the LED industry, including subsidizing a portion of the purchase cost of MOCVD equipment. These subsidies have enabled and encouraged certain customers in this region to purchase more of our MOCVD equipment than these customers might have purchased without these subsidies. The availability and amount of these subsidies has been reduced over time and may end at some point in the future. A further reduction or elimination of these incentives may result in a reduction in future orders for our MOCVD equipment in this region, which could materially and adversely affect our business, financial condition, and results of operations. In addition, in an effort to promote Chinese competition, the Chinese government could impose restrictions on the receipt of these subsidies, including requirements that the purchased equipment be sourced locally.

A related risk pertains to the fact that many customers use or had planned to use Chinese government subsidies, in addition to other incentives from the Chinese government, to build new manufacturing facilities or to expand existing manufacturing facilities. Delays in the start-up of these facilities or the cancellation of construction plans altogether, together with other related issues pertaining to customer readiness, could adversely impact the timing of our revenue recognition, could result in order cancellations, a reduction in our order backlog, and could have other negative effects on our business, financial condition, and results of operations.

The cyclicality of the industries we serve directly affects our business.

Our business depends in large part upon the capital expenditures of manufacturers in the LED, mobile communication, data storage, and other device markets. We are subject to the business cycles of these industries, the timing, length, and volatility of which are difficult to predict. These industries have historically been highly cyclical and have experienced significant economic downturns in the last decade. As a capital equipment provider, our revenue depends in large part on the spending patterns of these customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a portion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls may be limited. Downturns in one or more of these industries have had and will likely have a material adverse effect on our business, financial condition, and operating results. Alternatively, during periods of rapid growth, we must be able to acquire and develop sufficient manufacturing capacity to meet customer demand and attract, hire, assimilate, and retain a sufficient number of qualified people. Our net sales and operating results may be negatively affected if our customers experience economic downturns or slowdowns in their businesses.

The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly.

We derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. As is typical in our industry, orders, shipments, and customer acceptances often occur during the last few weeks of a quarter. As a result, a delay of only a week or two can impact which period revenue is reported and can cause volatility in our revenue for a given reporting period. Our quarterly results have fluctuated significantly in the past and we expect this trend to continue. If our orders, shipments, net sales, or operating results in a particular quarter do not meet expectations, our stock price may be adversely affected as well.

Our sales cycle is long and unpredictable.

Historically, we have experienced long and unpredictable sales cycles (the period between our initial contact with a potential customer and the time that we recognize revenue for resulting sales to that customer). Our sales cycle can exceed twelve months. The timing of an order often depends on our customer’s capital expenditure budget, over which we have no control. In addition, the time it takes us to build a product to customer specifications typically ranges from three to six months. When coupled with the fluctuating amount of time required for shipment, installation, and final acceptance, our sales cycles often vary widely, and these variations can cause fluctuations in our operating results. As a result of our lengthy sales cycles, we may incur significant research, development, selling, general, and administrative expenses before we generate revenue for these products. We may never generate the anticipated revenue if a customer cancels or otherwise changes its purchase plans, which could have an adverse effect on our business.

Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed.

Customer purchase orders may be cancelled or rescheduled by the customer, sometimes with limited or no penalties, which may result in increased or unrecoverable costs for the Company. We adjust our backlog for such cancellations, contract modifications, and delivery delays that result in a delivery period in excess of one year, among other items. A downturn in one or more of our businesses could result in an increase in order cancellations and postponements.

We write-off excess and obsolete inventory based on historical trends, future usage forecasts, and other factors including the amount of backlog we have on hand. If our backlog is canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the write-off required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we will be required to recognize associated costs in our financial statements at the time of such determination. In addition, we place orders with our suppliers based on our customers’ orders. If our customers cancel their orders with us, we may not be able to cancel our orders with our suppliers. Any such charges could be materially adverse to our results of operations and financial condition.

Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand.

The success of our business depends in part on our ability to accurately forecast and supply equipment and services that meet the rapidly changing technical and volume requirements of our customers. To meet these demands, we depend on the timely delivery of parts, components, and subassemblies from our suppliers. Uncertain worldwide economic conditions and market instabilities make it difficult for us (and our customers) to accurately forecast future product demand. If actual demand for our products is different than expected, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing, or expediting delivery of parts. If we overestimate the demand for our products, excess inventory could result which could be subject to heavy price discounting, which could become obsolete, and which could subject us to liabilities to our suppliers for products no longer needed. Similarly, we may be harmed in the event that our competitors overestimate the demand for their products and engage in heavy price discounting practices as a result. In addition, the volatility of demand for capital equipment increases capital and other risks for companies in our supply chain.

Furthermore, certain key parts may be subject to long lead-times or may be obtainable only from a single supplier or limited group of suppliers, and some sourcing and assembly is provided by suppliers located in countries other than the United States. We may experience significant interruptions in our manufacturing operations, delays in our ability to timely deliver products or services, increased costs, or customer order cancellations as a result of:

•                  the failure or inability of our suppliers to timely deliver quality parts;

•                  volatility in the availability and cost of materials;

•                  difficulties or delays in obtaining required import or export approvals;

•                  information technology or infrastructure failures;

•                  natural disasters such as earthquakes, tsunamis, floods, or storms; or

•                  other causes such as regional economic downturns, pandemics, political instability, terrorism, or acts of war, that could result in delayed deliveries, manufacturing inefficiencies, increased costs, or order cancellations.

In addition, in the event of an unanticipated increase in demand for our products, our need to rapidly increase our business and manufacturing capacity may be limited by working capital constraints of our suppliers, which may cause or exacerbate interruptions in our manufacturing and supply chain operations. Any or all of these factors could materially and adversely affect our business, financial condition, and results of operations.

Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations.

To better align our costs with market conditions, increase the percentage of variable costs relative to total costs, and to increase productivity and operational efficiency, we have outsourced certain functions to third parties, including the manufacture of several of our systems. While we maintain some level of internal manufacturing capability for these systems, we rely heavily on our outsourcing partners to perform their contracted functions to allow us flexibility to adapt to changing market conditions, including periods of significantly diminished order volumes. If our outsourcing partners do not perform as required, or if our outsourcing model does not allow us to realize the intended cost savings and flexibility, our results of operations (and those of our third party providers) may be adversely affected. Disputes and possibly litigation involving third party providers could result and we could suffer damage to our reputation. Dependence on contract manufacturing and outsourcing may also adversely affect our ability to bring new products to market. Although we attempt to select reputable providers, it is possible that one or more of these providers could fail to perform as we expect. If we do not effectively manage our outsourcing strategy or if third party providers do not perform as anticipated, we may not realize the benefits of productivity improvements and we may experience operational difficulties, increased costs, manufacturing and installation interruptions or delays, inefficiencies in the structure and operation of our supply chain, loss of intellectual property rights, quality issues, increased product time-to-market, and an inefficient allocation of our human resources, any or all of which could materially and adversely affect our business, financial condition, and results of operations.

We rely on a limited number of suppliers, some of whom are our sole source for particular components.

Certain of the parts, components, and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers. Our inability to develop alternative sources, as necessary, could result in a prolonged interruption in our ability to supply related products, a failure on our part to meet the demands our customers, and a significant increase in the price of related products, which could adversely affect our business, financial condition, and results of operations.

Our inability to attract, retain, and motivate employees could have a material adverse effect on our business.

Our success depends in part upon our ability to attract, retain, and motivate employees, including those in executive, managerial, finance, engineering, and marketing positions, as well as highly skilled and qualified technical personnel. Attracting, retaining, and motivating such qualified personnel may be difficult due to challenging industry conditions, competition for such personnel by other technology companies, consolidations and relocations of operations, and workforce reductions, and there can be no assurance that we will be successful in recruiting or retaining key personnel. We have entered into employment agreements with certain key personnel but our inability to attract, retain, and motivate key personnel could have a material adverse effect on our business, financial condition, and results of operations.

We are exposed to risks associated with business combinations, acquisitions, and strategic investments.

We have completed several significant acquisitions and investments in the past and we will consider new opportunities in the future. Acquisitions and investments involve numerous risks, many of which are unpredictable and beyond our control, including the following:

•                  difficulties and increased costs in integrating the personnel, operations, technologies, and products of acquired companies;

•                  diversion of management’s attention and disruption of ongoing businesses;

•                  the inability to complete proposed transactions as anticipated, resulting in obligations to pay professional and other expenses, including any applicable termination fees;

•                  potential loss of key employees of acquired companies, especially if a relocation or change in responsibilities is involved;

•                  difficulties in managing geographically dispersed operations in a cost effective manner;

•                  the failure to realize expected synergies;

•                  unknown, underestimated, and undisclosed commitments or liabilities;

•                  increased amortization expenses relating to intangible assets; and

•                  other adverse effects on our business, including the potential impairment and write-down of amounts capitalized as intangible assets and goodwill as part of the acquisition, as a result of such matters as technological advancements or worse-than-expected performance by the acquired company.

As discussed above with respect to our recent acquisition of Ultratech, our inability to effectively manage these risks could materially and adversely affect our business, financial condition, and results of operations. In addition, if we issue equity securities to pay for an acquisition or investment, the ownership percentage of our then-current shareholders would be reduced and the value of the shares held by these shareholders could be diluted, which could adversely affect the price of our stock. If we use cash to pay for an acquisition or investment, the payment could significantly reduce the cash that would be available to fund our operations or other purposes, which could have a negative effect on our business.

We may be unable to obtain required export licenses for the sale of our products.

Products which are either manufactured in the United States or based on U.S. technology are subject to the U.S. Export Administration Regulations (“EAR”) when exported to and re-exported from international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. Currently, our MOCVD, MBE, and certain other systems and products are controlled for export under the EAR. Licenses or proper license exceptions may be required for the shipment of our products to certain customers or countries. Obtaining an export license or determining whether an export license exception exists often requires considerable effort by us and cooperation from the customer, which can add time to the order fulfillment process. We may be unable to obtain required export licenses or unable to qualify for export license exceptions and, as a result, we may be unable to export products to our customers. The administrative processing, potential delay and risk of ultimately not obtaining required export approvals pose a particular disadvantage to us relative to our non-U.S. competitors who are not required to comply with U.S. export controls. Non-compliance with the EAR or other applicable export regulations could result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that an export regulatory body determines that any of our shipments violate applicable export regulations, we could be fined significant sums and our export capabilities could be restricted, which could have a material adverse impact on our business.

Our operating results may be adversely affected by tightening credit markets.

As a global company with worldwide operations, we are subject to volatility and adverse consequences associated with economic downturns in different parts of the world. In the event of a downturn, many of our customers may delay or further reduce their purchases of our products and services. If negative conditions in the credit markets prevent our customers from obtaining credit or necessary financing, product orders in these channels may decrease, which could result in lower revenue. In addition, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, and attendant pricing pressures. If our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, their ability to continue to supply materials to us may be negatively affected.

In addition, we finance some of our sales through trade credit. In addition to ongoing credit evaluations of our customers’ financial condition, we seek to mitigate our credit risk by obtaining deposits and letters of credit on certain of our sales arrangements. We could suffer significant losses if a customer whose accounts receivable we have not secured fails or is otherwise unable to pay us, or if financial institutions providing letters of credit become insolvent. A loss in collections on our accounts receivable would have a negative impact on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar laws.

We are subject to the Foreign Corrupt Practices Act of 1977 (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign government officials, as defined by the statute, for the purpose of obtaining or retaining business. In addition, many of our customers have policies limiting or prohibiting us from providing certain types or amounts of entertainment, meals, or gifts to their employees. It is our policy to implement safeguards to discourage these practices by our employees and representatives. However, our safeguards may prove to be ineffective and our employees, consultants, sales agents, or distributors may engage in conduct for which we may be held responsible. In addition, we may acquire a company that has engaged in unlawful conduct in the past, and be held responsible for this conduct through successor liability principles. Violations of the FCPA or similar laws or similar customer policies may result in severe criminal or civil sanctions or the loss of supplier privileges to a customer and we may be subject to other liabilities, which could negatively affect our business, financial condition, and results of operations.

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act and any delays or difficulties in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

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

•                  investigations by the SEC and other regulatory authorities of the Company and our management;

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

Changes in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results. New accounting pronouncements and taxation rules can have a material impact on effective tax rates, results of operations, and our financial condition. On December 22, 2017, President Trump signed into law the statute commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”), which makes broad and complex changes to the U.S. tax code. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC 740 in the reporting period in which the 2017 Tax Act was signed into law. This change could materially affect our financial position and tax attributes carryforward. In addition, varying interpretations of accounting pronouncements or taxation practices, and the questioning of our current or past practices (such as those associated with our transfer pricing), may adversely affect our reported financial results.

Our income taxes may change.

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

In addition, our effective tax rate could increase if we determine that it is no longer more likely than not that we are able to realize our remaining net deferred tax assets, if we are unable to generate sufficient future taxable income in certain jurisdictions, or if we are otherwise required to increase our valuation allowances against our deferred tax assets.

We may be required to take additional impairment charges on assets.

We are required to assess goodwill and indefinite-lived intangible assets annually for impairment, or on an interim basis whenever certain events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value below its carrying amount. We are also required to test our long-lived assets, including acquired intangible assets and property, plant, and equipment, for recoverability and impairment whenever there are indicators of impairment such as an adverse change in business climate.

As part of our long term strategy, we may pursue future acquisitions of other companies or assets which could potentially increase our assets. Adverse changes in business conditions could materially impact our estimates of future operations and result in impairment charges to these assets. A significant decline in the market price of our common stock could indicate a decline in the fair value of our reporting unit such that goodwill becomes impaired. If our assets are impaired, our financial condition and results of operations could be materially and adversely affected.

We have indebtedness in the form of convertible senior notes which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders.

In January of 2017, we issued $345 million of 2.70% Convertible Senior Notes due 2023 (“Convertible Senior Notes”). The Convertible Senior Notes are convertible into Company common stock at an initial conversion rate of 24.98 shares of Company common stock per $1,000 principal amount of the Convertible Senior Notes. The Company is obligated to repurchase the Convertible Senior Notes upon the occurrence of certain events described in the indenture relating to the Convertible Senior Notes. The degree to which we are leveraged could have negative consequences, including but not limited to the following:

•                  we may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions;

•                  our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate, and other purposes may be limited;

•                  a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and

•                  we may elect to make cash payments upon any conversion of the Convertible Senior Notes, which would reduce our cash on hand.

Our ability to meet our payment obligations under the Convertible Senior Notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient for us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, and financial condition.

Furthermore, if the Convertible Senior Notes are converted into shares of Company common stock, the issuance of additional shares of Company common stock would dilute the ownership interest of our existing shareholders and could have a dilutive effect on our net income per share to the extent that the price of our common stock exceeds the conversion price of the Convertible Senior Notes. In addition, any sales in the public market of our common stock issuable upon conversion of the Convertible Senior Notes could adversely affect prevailing market prices of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of certain convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Senior Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Senior Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Senior Notes to their face amount over the term of the Convertible Senior Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our financial results, the trading price of our common stock, and the trading price of the Convertible Senior Notes.

In addition, under certain circumstances convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partly in cash can be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Senior Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Senior Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method or that we will continue to expect to settle the principal balance in cash. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Senior Notes, our diluted earnings per share could be adversely affected.

We are subject to foreign currency exchange risks.

We are exposed to foreign currency exchange rate risks that are inherent in our anticipated sales, sales and purchase commitments, and assets and liabilities that are denominated in currencies other than the U.S. dollar. Although we attempt to mitigate our exposure to fluctuations in currency exchange rates, hedging activities may not always be available or adequate to mitigate the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could materially and adversely affect our financial condition, results of operations, and liquidity.

Our previously announced share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long term stockholder value, short term stock price fluctuations could reduce the program’s effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline.

If we are subject to cyber-attacks we could incur substantial costs and, if such attacks are successful, we could incur significant liabilities, reputational harm, and disruption to our operations.

We manage, store, and transmit proprietary information and sensitive data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate and compromise our confidential information (and third party confidential information), create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or our products, or that otherwise exploit security vulnerabilities.

The costs to address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, a cessation of service, and a loss of existing or potential customers, impeding our sales, manufacturing, distribution, and other critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive data about us, our customers or other third parties, could expose us, our customers and others to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, and otherwise harm our business.

We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult.

We have adopted, and may in the future adopt, certain measures that may have the effect of delaying, deferring, or preventing a takeover or other change in control of our Company, which a holder of our common stock might not consider to be in the holder’s best interest. These measures include:

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

Our board of directors is divided into three classes with each class serving a staggered three-year term. The existence of a classified board makes it more difficult for our shareholders to change the composition of our board of directors, and therefore the Company’s policies, in a relatively short period of time.

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

We are subject to environmental, health, and safety regulations in connection with our business operations, including but not limited to regulations related to the development, manufacture and use of our products, recycling and disposal of related materials, and the operation and use of our facilities and real property. Failure or inability to comply with existing or future environmental and safety regulations, which vary from jurisdiction to jurisdiction, could result in significant remediation liabilities, the imposition of fines, and the suspension or termination of research, development, or use of certain of our products, each of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, some of our operations involve the storage, handling, and use of hazardous materials that may pose a risk of fire, explosion, or environmental release. Such events could result from acts of terrorism, natural disasters, or operational failures and may result in injury or loss of life to our employees and others, local environmental contamination, and property damage. These events might cause a temporary shutdown of an affected facility, or portion thereof, and we could be subject to penalties or claims as a result. Each of these events could have a material adverse effect on our business, financial condition, and results of operations.

Regulations related to conflict minerals will force us to incur additional expenses, may make our supply chain more complex, and may harm our relationships with customers.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Given the complexity of our supply chain, we may not be able to ascertain the origins of these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism, or other significant disruption.

Our operations in the United States, in the Asia-Pacific region, and in other areas could be subject to natural disasters or other significant disruptions, including earthquakes, tsunamis, fires, hurricanes, floods, water shortages, other extreme weather conditions, medical epidemics, power shortages and blackouts, telecommunications failures, and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations and to the operations of our suppliers, distributors, resellers and customers, destruction of facilities and loss of life, all of which could materially increase our costs and expenses and materially and adversely affect our business, financial condition, and results of operations. In addition, various regions of the world in which we do business are subject to the threat of terrorism and acts of war. Any act of terrorism or war that affects the economy or the industries in which we operate could result in significant harm to us, including the loss of life and property, manufacturing and transportation delays, disruptions in our supply chain, the need to comply with enhanced security measures, and other increased costs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and principal research and development, manufacturing, and sales and service facilities are:

	Approximate
Owned Facilities Location	Size (sq. ft.)	Use
Plainview, NY	80,000	Corporate Headquarters; R&D; Sales & Service; Administration
Somerset, NJ	80,000	R&D; Manufacturing; Sales & Service; Administration
St. Paul, MN	43,000	R&D; Manufacturing; Sales & Service; Administration
Somerset, NJ	38,000	R&D; Sales & Service; Administration

	Approximate		Lease
Leased Facilities Location	Size (sq. ft.)	Use	Expires
San Jose, CA	100,000	R&D; Manufacturing; Sales & Service; Administration	2021
Somerset, NJ	57,000	Warehouse	2020
Kingston, NY (1)	52,000	Manufacturing	2018
Horsham, PA	49,000	R&D; Manufacturing; Sales & Service; Administration	2024
Singapore	23,000	R&D; Manufacturing; Sales & Service; Administration	2023
Waltham, MA	19,000	R&D; Sales & Service; Administration	2023
Hsinchu City, Taiwan	13,000	Sales & Service; Administration	2020
Shanghai, China	10,000	Sales & Service; Administration	2020

(1) Manufacturing site has been consolidated into Somerset, we expect to vacate this location during 2018.

In addition to the above, we lease a small office in Edina, Minnesota and Malta, New York for sales and service and our foreign sales and service subsidiaries lease office space in Germany, Japan, Malaysia, Philippines, South Korea, Thailand, and United Kingdom. We believe our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

On September 21, 2017, Blueblade Capital Opportunities LLC et al., on behalf of purported beneficial owners of 440,100 shares of Ultratech common stock, filed an action against Ultratech in Delaware Court of Chancery requesting an appraisal of the value of their Ultratech stock pursuant to 8 Del. C. §262. We believe that the merger price, which was the product of arms-length negotiations, was fair and reasonable, and intend to contest the appraisal claim. Discovery in the matter has commenced and a trial on the action is scheduled to begin in December 2018.

On April 12, 2017, we filed a patent infringement complaint in the U.S. District Court for the Eastern District of New York against SGL Carbon, LLC and SGL Carbon SE (collectively, “SGL”), alleging infringement of patents relating to wafer carrier technology used in MOCVD equipment. The complaint alleges that SGL infringes Veeco’s patents by making and selling certain wafer carriers to Veeco’s competitor, Advanced Micro-Fabrication Equipment, Inc. (“AMEC”). On November 2, 2017, the U.S. District Court granted our motion for a preliminary injunction prohibiting SGL from shipping wafer carriers using our patented technology without our express authorization.

On July 13, 2017, AMEC filed a patent infringement complaint against Veeco Instruments Shanghai Co., Ltd. (“Veeco Shanghai”) with the Fujian High Court in China, alleging that our MOCVD products infringed a Chinese utility model patent relating to the synchronous movement engagement mechanism in a chemical vapor deposition reactor and seeking injunctive relief and monetary damages against Veeco Shanghai. On December 7, 2017, without providing notice to us and without hearing our position on alleged infringement, the Fujian High Court issued a preliminary injunction, applicable in China, that requires Veeco Shanghai to stop importing, making, selling, and offering to sell Veeco EPIK 700 model MOCVD systems and to stop importing, selling, and offering to sell wafer carriers used as supplies for the EPIK 700 MOCVD system.

On February 8, 2018, Veeco, AMEC, and SGL announced that they had mutually agreed to settle the pending litigation among the parties and to amicably resolve all pending disputes, including AMEC’s lawsuit against Veeco before the Fujian High Court in China and Veeco’s lawsuit against SGL before the U.S. District Court for the Eastern District of New York. As part of the settlement, all legal actions worldwide (in court, patent offices, and otherwise), between Veeco, AMEC, and SGL, and their affiliates, will be dismissed and/or otherwise withdrawn. As a result, all business processes, including sales, service, and importation, will be continued.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Stock Market under the symbol “VECO.” The 2017 and 2016 high and low closing bid prices by quarter are as follows:

	2017		2016
	High	Low	High	Low
First Quarter	$30.05	$24.85	$20.64	$16.89
Second Quarter	34.20	27.40	19.72	15.79
Third Quarter	32.95	18.60	20.98	15.91
Fourth Quarter	22.25	11.90	29.95	19.75

On February 14, 2018, the closing price for our common stock on The NASDAQ Stock Market was $18.70, and we had 124 shareholders of record.

We have not paid dividends on our common stock. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements, and other circumstances.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended December 31, 2017 is as follows:

Period			Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
(in thousands, except average price paid per share)
October 2, 2017	—	October 29, 2017	—	$—	—	$—
October 30, 2017	—	December 3, 2017	—	—	—	—
December 4, 2017	—	December 31, 2017	203	14.83	203	96,982

During fiscal year 2017, 2016, and 2015, we repurchased 0.2 million shares, 0.7 million shares, and 0.5 million shares of our common stock for $3.0 million, $13.1 million, and $9.2 million, respectively, through our share repurchase programs. On December 11, 2017, our Board of Directors authorized a program to repurchase up to $100 million of the Company’s outstanding common stock to be completed through December 11, 2019, after completion of the previous program on October 28, 2017. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Stock Performance Graph

ASSUMES $100 INVESTED ON DEC. 31, 2012

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31

	2012	2013	2014	2015	2016	2017
Veeco Instruments Inc.	100.00	111.60	118.28	69.72	98.85	50.36
S&P Smallcap 600	100.00	141.31	149.45	146.50	185.40	209.94
RDG MidCap Technology	100.00	161.83	159.04	138.67	123.87	132.83

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2017 (1)	2016	2015	2014 (2)	2013
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$484,756	$332,451	$477,038	$392,873	$331,749
Operating income (loss)	(63,778)	(120,402)	(23,232)	(79,209)	(71,812)
Income (loss) from continuing operations, net of tax	(44,793)	(122,210)	(31,978)	(66,940)	(42,263)
Basic income (loss) per common share from continuing operations	(1.01)	(3.11)	(0.80)	(1.70)	(1.09)
Diluted income (loss) per common share from continuing operations	(1.01)	(3.11)	(0.80)	(1.70)	(1.09)

(1) During the second quarter of 2017, the Company acquired Ultratech. The results of operations of Ultratech have been included in the consolidated financial statements since that date.

(2) During the fourth quarter of 2014, the Company acquired PSP. The results of operations of PSP have been included in the consolidated financial statements since that date.

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$279,736	$277,444	$269,232	$270,811	$210,799
Short-term investments	47,780	66,787	116,050	120,572	281,538
Working capital	373,536	357,999	379,904	387,254	485,452
Total assets	1,387,287	758,532	890,789	929,455	947,969
Long-term debt (less current installments)	275,630	826	1,193	1,533	1,847
Total equity	840,713	594,595	714,615	738,932	780,230

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

On May 26, 2017, we completed the acquisition of Ultratech. Ultratech develops, manufactures, sells, and supports lithography, laser annealing, and inspection equipment for manufacturers of semiconductor devices, including front-end semiconductor manufacturing and advanced packaging. Ultratech also develops, manufactures, sells, and supports ALD equipment for scientific and industrial applications. Ultratech’s customers are primarily located throughout the United States, Europe, China, Japan, Taiwan, Singapore, and Korea. With the addition of Ultratech, we establish ourselves as a leading equipment supplier in the advanced packaging market, forming a strong technology portfolio to address critical advanced packaging applications, as well as greatly increasing our critical mass in the front-end semiconductor market. The results of Ultratech’s operations have been included in the consolidated financial statements since the date of acquisition.

We categorize our revenue by the key market segments into which we sell. Our four key markets are: Advanced Packaging, MEMS & RF Filters; LED Lighting, Display & Compound Semiconductor; Front-End Semiconductor; and Scientific & Industrial.

We are a technology company that develops, manufactures, sells, and supports semiconductor process equipment aligned to meet the demands of key global trends such as enhanced mobility, increased connectivity, and energy efficiency. Our primary technologies include metal organic chemical vapor deposition, advanced packaging lithography, wet etch and clean, laser annealing, ion beam, molecular beam epitaxy, wafer inspection, and atomic layer deposition systems. These technologies play an integral role in producing LEDs for solid-state lighting and displays, and in the fabrication and packaging of advanced semiconductor devices. With equipment designed to optimize performance, yield, and cost of ownership, we hold technology leadership positions in all of these served markets.

Sales in the Advanced Packaging, MEMS & RF Filter markets were driven by Lithography and PSP systems, as the market continues to be influenced by the mobility trend and increasing functionality in mobile devices. Advanced Packaging opportunities slowed in 2017 as customers temporarily delayed adoption of fan-out wafer level packaging (“FOWLP”) in favor of cheaper flip chip solutions. Our versatile PSP product architecture has allowed us to continue to generate solid business in the MEMS and RF Filter portion of this category. We remain well positioned for future growth in these markets, supported by trends such as mobile connectivity, automotive electronics, big data processing and 5G infrastructure deployment, as well as the longer term growth of FOWLP and other Advanced Packaging applications.

Sales in the LED Lighting, Display & Compound Semiconductor market were driven by the continued shipment of MOCVD and PSP systems to customers in China, Malaysia, and Europe. The largest applications for LEDs are solid state lighting, followed by TV displays. Over the past several quarters, demand has increased for larger LCD TV displays, which require relatively more LEDs to backlight than smaller display sizes. More recently, we have seen an increase in demand in non general-lighting applications such as 3D sensors, VCSELs, laser diodes, and RF devices. Our broad portfolio of MOCVD and PSP technologies have been developed to support these significant industry trends, driving an increase in demand for our MOCVD and PSP equipment. Our product mix in the LED market is expected to shift, and we expect to see a decline in gross margins in the first half of 2018. We expect margins in the second half of 2018 to be higher than the first half.

Sales in the Front-End Semiconductor market were primarily driven by Laser Annealing systems, an IBD Photomask system for EUV applications, and IBE systems sold into STT-MRAM applications. We see strong interest from customers for our laser melt anneal systems which are being qualified in 7nm and 5nm applications, as well as our 3D inspection systems which are being evaluated at several high volume manufacturing fabs.

Sales in the Scientific & Industrial markets were supported by shipments of Ion Beam systems for optical coatings and data storage applications, as well as shipments of MBE systems to universities and laboratories. While equipment demand from each individual market may fluctuate quarter to quarter, the diverse customer base has historically provided a relatively stable revenue stream for the Company.

Results of Operations

Years Ended December 31, 2017 and 2016

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2017 and 2016 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment, including the Ultratech business acquired.

	For the year ended December 31,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Net sales	$484,756	100%	$332,451	100%	$152,305	46%
Cost of sales	300,438	62%	199,593	60%	100,845	51%
Gross profit	184,318	38%	132,858	40%	51,460	39%
Operating expenses, net:
Research and development	81,987	17%	81,016	24%	971	1%
Selling, general, and administrative	100,250	21%	77,642	23%	22,608	29%
Amortization of intangible assets	35,475	7%	19,219	6%	16,256	85%
Restructuring	11,851	2%	5,640	2%	6,211	110%
Acquisition costs	17,786	4%	—	0%	17,786	*
Asset impairment	1,139	0%	69,520	21%	(68,381)	(98)%
Other, net	(392)	(0)%	223	0%	(615)	*
Total operating expenses, net	248,096	51%	253,260	76%	(5,164)	(2)%
Operating income (loss)	(63,778)	(13)%	(120,402)	(36)%	56,624	*
Interest income (expense), net	(17,122)	(4)%	958	0%	(18,080)	*
Income (loss) before income taxes	(80,900)	(17)%	(119,444)	(36)%	38,544	*
Income tax expense (benefit)	(36,107)	(7)%	2,766	1%	(38,873)	*
Net income (loss)	$(44,793)	(9)%	$(122,210)	(37)%	$77,417	*

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Year ended December 31,				Change
	2017		2016		Period to Period
	(dollars in thousands)
Sales by market
LED Lighting, Display & Compound Semiconductor	$253,785	52%	$144,675	44%	$109,110	75%
Advanced Packaging, MEMS & RF Filters	69,353	14%	68,304	21%	1,049	2%
Scientific & Industrial	120,788	25%	111,198	33%	9,590	9%
Front-End Semiconductor	40,830	9%	8,274	2%	32,556	393%
Total	$484,756	100%	$332,451	100%	$152,305	46%
Sales by geographic region
United States	$94,936	20%	$85,637	26%	$9,299	11%
China	107,844	22%	85,834	26%	22,010	26%
EMEA	76,636	16%	83,410	25%	(6,774)	(8)%
Rest of World	205,340	42%	77,570	23%	127,770	165%
Total	$484,756	100%	$332,451	100%	$152,305	46%

Total sales increased across all market categories for the year ended December 31, 2017 against the comparable prior year period, driven by ongoing improvements in LED industry conditions, as well as additional sales of approximately $65.5 million from the Ultratech business acquired in May 2017, primarily in the Front-End Semiconductor and Advanced Packaging, MEMS, and RF Filters markets. Pricing was not a significant driver of the change in total sales. By geography, sales increased in the United States, China, and Rest of World regions, offset by a slight decrease in the EMEA region. The most significant increase occurred in the Rest of World region, which was attributable to the increased sales in the LED Lighting, Display & Compound Semiconductor market in Malaysia, as well as additional sales from the Ultratech business acquired. Sales into Malaysia for the year ended December 31, 2017 was approximately $78.2 million, compared to $6.6 million for the year ended December 31, 2016. Sales in China increased principally due to increased sales in the LED Lighting, Display, and Compound Semiconductor market. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Orders increased to $570.7 million in 2017, an increase of $196.5 million, or 53% compared with 2016. The LED Lighting, Display, and Compound Semiconductor and Scientific & Industrial markets increased 51% and 56%, respectively, driven by overall improvements in industry conditions. The Advanced Packaging, MEMS, and RF Filters and Front-End Semiconductor markets increased 52% and 49%, respectively, driven by the additional bookings from the Ultratech acquisition.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. In 2017, the ratio was 1.2, a rise compared to the 2016 ratio of 1.1. Our backlog at December 31, 2017 was $334.3 million, which was higher than the ending backlog at December 31, 2016 of $209.2 million. During the year ended December 31, 2017, we increased backlog by approximately $41.6 million relating to backlog acquired from Ultratech, while adjusting for a decrease in backlog of approximately $2.0 million relating to orders that no longer met our bookings criteria. For certain sales arrangements, we require a deposit for a portion of the sales price prior to manufacturing a system for a customer. At December 31, 2017 and 2016, we had customer deposits of $41.5 million and $22.2 million, respectively.

Gross Profit

In 2017, gross profit increased compared to 2016 due to an increase in sales volume, including the acquisition of Ultratech, partially offset by decreased gross margins. Gross margins decreased principally due to an inventory fair value step-up that was recorded in connection with the purchase accounting relating to the Ultratech acquisition. Our product mix in the LED market is expected to shift, and we expect to see a decline in gross margins in the first half of 2018. We expect margins in the second half of 2018 to be higher than the first half.

Research and development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses remained relatively flat in 2017 compared to 2016, as the addition of the acquired Ultratech related research and development projects was offset by our decision to reduce investments in certain technology, as well as decreases in other personnel-related expenses and professional fees, as a result of our initiative to streamline operations, enhance efficiency, and reduce costs.

Selling, general, and administrative

Selling, general, and administrative expenses increased primarily due to the addition of the acquired Ultratech related selling, general, and administrative costs, as well as increased professional and legal fees.

Amortization expense

The increase in amortization expense is a result of the additional intangibles acquired as part of the acquisition of Ultratech, offset by the lower amortization resulting from the impairment of the certain technology assets in the prior year as well as certain other intangible assets becoming fully amortized during 2016.

Restructuring expense

During 2016, we undertook restructuring activities as part of our initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reducing future investments in certain technology development, which together impacted approximately 75 employees. These activities were substantially completed in 2017. In addition, during 2017, we began the acquisition integration process to enhance efficiencies, resulting in additional employee terminations and other facility closing costs. Restructuring expense for the year ended December 31, 2017 included non-cash charges of $1.9 million related to accelerated share-based compensation for employee terminations.

Acquisition costs

Acquisition costs are non-recurring charges incurred in connection with the acquisition of the Ultratech business, which included $4.2 million of non-cash charges related to accelerated share-based compensation for employee terminations for the year ended December 31, 2017.

Asset impairment

During 2016, we recorded non-cash impairment charges of $57.6 million relating to our decision to reduce investments in certain technologies, $5.7 million relating to our assessments of the fair market value of assets held for sale, and $6.2 million relating to the disposal of certain lab equipment. Impairment charges for the year ended December 31, 2017, primarily relate to further reductions to the fair market value of assets held for sale upon disposal.

Interest Income (Expense)

For the year ended December 31, 2017, we recorded net interest expense of $17.1 million, including non-cash interest expense of $10.4 million, compared with net interest income of $1.0 million in the prior year period. The change primarily relates to the Convertible Senior Notes issued in January 2017.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act’), which makes broad and complex changes to the U.S. tax code. Certain income tax effects of the 2017 Tax Act are reflected in our financial results in accordance with SAB 118. SAB 118 provides SEC staff guidance regarding the application of Accounting Standards Codification Topic 740 (“ASC 740”) Income Taxes, and the required disclosures due to the enactment of the 2017 Tax Act. The income tax effects of the 2017 Tax Act include a provisional $11.3 million income tax benefit related to the re-measurement of our deferred tax assets and liabilities at the reduced rate of 21 percent and a reduction in our U.S. valuation allowance attributable to indefinite lived intangibles becoming a source of future taxable income for certain deferred tax assets that are expected to have an indefinite life due to the 2017 Tax Act. Refer to Note 17, “Income Taxes,” in the Notes to the Consolidated Financial Statements for further information on the financial statement impact of the 2017 Tax Act.

The 2017 income tax benefit of $36.1 million is comprised of: (i) a $24.2 million income tax benefit related to domestic losses incurred during the year ended December 31, 2017, as the deferred tax liability created by the issuance of the Convertible Senior Notes and recorded as a component of APIC is treated as a source of income in fiscal 2017, (ii) a $11.3 million income tax benefit recorded in connection with the 2017 Tax Act, primarily due to the re-measurement of our deferred tax assets and liabilities at the new federal statutory rate of 21 percent, as well as a reduction in our valuation allowance attributable to deferred tax liabilities associated with indefinite-lived intangible assets that became available as a source of income to offset existing deferred tax assets, and (iii) $0.6 million income tax benefit from non-U.S. operations primarily attributable to a reduction in uncertain tax positions and the recognition of a deferred tax asset for certain non-U.S. net operating losses generated in prior years that have become realizable on a more-likely-than-not basis, offset by tax expense attributed to the profitable non-U.S. operations, as well as withholding taxes recorded as we now expect to repatriate certain foreign earnings as a result of changes in tax laws under the 2017 Tax Act.

The 2016 income tax expense of $2.8 million is comprised of three components: (i) a $1.9 million tax expense related primarily to U.S. tax amortization of our indefinite-lived intangible assets that is not available to offset existing deferred tax assets and related valuation allowance, as well as state and local income taxes, (ii) a $0.4 million tax benefit associated with the termination of a pension plan, and (iii) $1.3 million in net tax expense related primarily to our profitable foreign operations. The current period non-U.S. tax expense is attributable to the profitable non-U.S. operations.

Years Ended December 31, 2016 and 2015

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2016 and 2015 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	For the year ended December 31,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Net sales	$332,451	100%	$477,038	100%	$(144,587)	(30)%
Cost of sales	199,593	60%	299,797	63%	(100,204)	(33)%
Gross profit	132,858	40%	177,241	37%	(44,383)	(25)%
Operating expenses, net:
Research and development	81,016	24%	78,543	16%	2,473	3%
Selling, general, and administrative	77,642	23%	90,188	19%	(12,546)	(14)%
Amortization of intangible assets	19,219	6%	27,634	6%	(8,415)	(30)%
Restructuring	5,640	2%	4,679	1%	961	21%
Asset impairment	69,520	21%	126	0%	69,394	*
Other, net	223	0%	(697)	(0)%	920	*
Total operating expenses, net	253,260	76%	200,473	42%	52,787	26%
Operating income (loss)	(120,402)	(36)%	(23,232)	(5)%	(97,170)	*
Interest income (expense), net	958	0%	586	0%	372	63%
Income (loss) before income taxes	(119,444)	(36)%	(22,646)	(5)%	(96,798)	*
Income tax expense (benefit)	2,766	1%	9,332	2%	(6,566)	(70)%
Net income (loss)	$(122,210)	(37)%	$(31,978)	(7)%	$(90,232)	*

* Not Meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Year ended December 31,				Change
	2016		2015		Period to Period
	(dollars in thousands)
Sales by market
LED Lighting, Display & Compound Semiconductor	$144,675	44%	$291,133	61%	$(146,458)	(50)%
Advanced Packaging, MEMS & RF Filters	68,304	21%	61,935	13%	6,369	10%
Scientific & Industrial	111,198	33%	118,132	25%	(6,934)	(6)%
Front-End Semiconductor	8,274	2%	5,838	1%	2,436	42%
Total	$332,451	100%	$477,038	100%	$(144,587)	(30)%
Sales by geographic region
United States	$85,637	26%	$86,627	18%	$(990)	(1)%
China	85,834	26%	242,442	51%	(156,608)	(65)%
EMEA	83,410	25%	64,019	13%	19,391	30%
Rest of World	77,570	23%	83,950	18%	(6,380)	(8)%
Total	$332,451	100%	$477,038	100%	$(144,587)	(30)%

Total sales decreased in 2016 from 2015 primarily due to reduced sales in LED Lighting, Display & Compound Semiconductor driven by an oversupply of LED units in the market. Pricing was not a significant driver of the change in total sales. By geography, sales decreased in all regions, except EMEA. The largest sales decline was in China, which was attributable to the decline in LED Lighting, Display & Compound Semiconductor.

Between 2016 and 2015, orders decreased $10.2 million, or 3%, to $374.2 million. The decrease in orders was primarily attributable to a 43% decrease in orders in Advanced Packaging, MEMS & RF Filters as well as a 16% decrease in Scientific & Industrial. These decreases were offset by increases in LED Lighting, Display & Compound Semiconductor and Front-End Semiconductor. In the second half of 2016, we saw some improvements in LED industry conditions.

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

Gross Profit

Gross profit decreased compared to 2015 due to sharp decline in sales volume, partially offset by improved gross margins. Gross margins increased despite the decline in overall sales volume principally due to favorable product and region mix of sales in the period and from the benefits associated with ongoing cost reduction activities.

Research and development

R&D expenses increased in 2016 compared to 2015 as a result of a reduction in external funding used to offset the cost of R&D activities, as well as the additional use of third party contractors to accelerate the development of products for the LED Lighting, Display & Compound Semiconductor market. We also incurred increased depreciation of research and development-related property, plant, and equipment. These increases were partially offset by decreased personnel-related incentive compensation.

Selling, general, and administrative

Selling, general, and administrative expenses decreased primarily due to reductions in sales commissions and incentive compensation as a result of the decline in our financial performance, as well as a decrease in personnel-related expenses as a result of our initiative to streamline operations, enhance efficiency, and reduce costs in response to market conditions.

Amortization expense

The decrease in amortization expense is a result of the impairment of certain technology assets as well as certain other intangible assets becoming fully amortized during 2016.

Restructuring expense

During 2016, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. In addition, during 2016, we undertook additional restructuring activities as part of our initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reducing future investments in certain technology development, which together impacted approximately 75 employees.

Asset impairment

During 2016, we recorded non-cash impairment charges of $57.6 million relating to our decision to reduce investments in certain technologies, $5.7 million relating to our assessments of the fair market value of assets held for sale, and $6.2 million relating to the disposal of certain lab equipment.

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

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$279,736	$277,444
Restricted cash	847	—
Short-term investments	47,780	66,787
Total	$328,363	$344,231

A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At December 31, 2017 and 2016, cash and cash equivalents of $214.3 million and $149.2 million, respectively, were held outside the United States. As of December 31, 2017, we had $155.8 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries, of which approximately $140.2 million was subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act. We do not expect to incur a current U.S. tax liability for the one-time transition tax due to the utilization of foreign tax credits and research and development credits. We expect to repatriate accumulated undistributed earnings from certain non-U.S. subsidiaries and have recognized applicable withholding taxes of $6.2 million. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our Convertible Senior Notes issued in January 2017.

A summary of the cash flow activity for the year ended December 31, 2017 and 2016 is as follows:

Cash Flows from Operating Activities

	For the year ended December 31,
	2017	2016
	(in thousands)
Net income (loss)	$(44,793)	$(122,210)
Non-cash items:
Depreciation and amortization	50,095	32,650
Non-cash interest expense	10,446	—
Deferred income taxes	(33,875)	940
Share-based compensation expense	24,396	15,741
Asset impairment	1,139	69,520
Other	99	(259)
Changes in operating assets and liabilities	26,639	(20,226)
Net cash provided by (used in) operating activities	$34,146	$(23,844)

Net cash provided by operating activities was $34.1 million for the year ended December 31, 2017 and was due to the net loss of $44.8 million offset by adjustments for non-cash items of $52.3 million and an increase in cash flow from operating activities due to changes in operating assets and liabilities of $26.6 million. The changes in operating assets and liabilities were largely attributable to increases in accounts payable and accrued expenses and customer deposits and deferred revenue, decreases in accounts receivable and inventory and deferred cost of sales, partially offset by increases in prepaid expenses and other current and non-current assets, and decreases in income tax payables.

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

Cash Flows from Investing Activities

	For the year ended December 31,
	2017	2016
	(in thousands)
Acquisitions of businesses, net of cash acquired	$(401,828)	$—
Capital expenditures	(24,272)	(11,479)
Changes in investments, net	65,980	48,907
Other	2,284	9,282
Net cash provided by (used in) investing activities	$(357,836)	$46,710

The net cash used in investing activities during the year ended December 31, 2017 was primarily attributable to the net cash used in the acquisition of Ultratech as well as capital expenditures, offset by the net changes in investments. In 2017, as part of our efforts to streamline operations, enhance efficiency, and reduce costs, we made certain investments in our facilities to support the consolidation activities. These activities were substantially completed in 2017. The cash provided by investing activities in 2016 was primarily attributable to net changes in investments and sales of property, plant, and equipment, partially offset by capital expenditures.

Cash Flows from Financing Activities

	For the year ended December 31,
	2017	2016
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(5,749)	$(945)
Purchases of common stock	(2,869)	(13,349)
Proceeds from long-term debt borrowings	335,752	—
Repayments of long-term debt	(1,194)	(340)
Net cash provided by (used in) financing activities	$325,940	$(14,634)

The cash provided by financing activities for the year ended December 31, 2017 was primarily related to the net cash proceeds received from the issuance of the Convertible Senior Notes in January 2017. The cash used in financing activities for 2016 was primarily related to the share repurchase program, which commenced in November 2015.

Convertible Senior Notes

On January 10, 2017, we issued $345.0 million of 2.70% Convertible Senior Notes. We received net proceeds, after deducting underwriting discounts and fees and expenses payable by the Company, of approximately $335.8 million. The Convertible Senior Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The Convertible Senior Notes mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt.

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

The following table summarizes our contractual arrangements at December 31, 2017, and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods. The effect of unrecognized tax benefits, which total $0.6 million at December 31, 2017, have been excluded from the table since we are unable to reasonably estimate the period of potential cash settlement, if any, with the respective tax authorities.

	Payments due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Principal payments on long-term debt	$345,000	$—	$—	$—	$345,000
Cash interest on debt	46,963	9,315	18,630	18,630	388
Operating leases	24,251	5,655	11,061	4,616	2,919
Bank guarantees	6,498	6,498	—	—	—
Purchase commitments(1)	181,032	181,032	—	—	—
Total	$603,744	$202,500	$29,691	$23,246	$348,307

(1)              Purchase commitments are primarily for inventory used in manufacturing our products. We generally do not enter  into purchase commitments extending beyond one year. We have $7.6 million of offsetting supplier deposits against these purchase commitments as of December 31, 2017.

In December 2017, we entered into a Receivable Purchase Agreement with a financial institution to sell certain of our trade receivables from customers without recourse, up to $23.0 million at any point in time for a term of one year. Under the terms of the agreement, we may offer to sell certain eligible accounts receivable (the “Receivables”) to the financial institution (“the Purchaser”), which may accept such offer, and purchase the offered Receivables. The Purchaser will assume credit risk of the Receivables purchased; provided, however, that we will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of the Purchaser. Pursuant to this agreement, we sold $15.0 million of Receivables during the year ended December 31, 2017 and maintained $8.0 million available under the agreement for additional sales of Receivables as of December 31, 2017. The net sale of accounts receivable, under the agreement is reflected as a reduction of accounts receivable in our Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, expenses, results of operations, liquidity, capital expenditures, or capital resources other than operating leases, bank guarantees, and purchase commitments disclosed in the preceding “Contractual Obligations and Commitments” table.

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

Goodwill and Intangible Assets

Goodwill is tested for impairment at least annually in the fourth quarter of our fiscal year. We may first perform a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount, and, if so, we then quantitatively compare the fair value of our reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying amount of the reporting unit exceeds its fair value, we then record an impairment loss equal to the difference, up to the carrying value of goodwill.

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

Intangible assets with finite useful lives, including purchased technology, customer-related intangible assets, patents, trademarks, covenants not-to-compete, backlog, and software licenses, are subject to amortization over the expected period of economic benefit to us. We evaluate whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, the associated assets would be deemed long-lived and would then be amortized based on their respective estimated useful lives at that point in time.

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

Because of the complexity of the new global intangible low-taxed income (“GILTI”) rules, we are continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of our deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI, and if so, what the impact will be. This assessment depends not only on our current structure and estimated future results of global operations, but also on our intent and ability to modify our structure and/or our business. We are not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act, and therefore we have not made any adjustments related to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

Recent Accounting Pronouncements

The FASB issued ASU 2014-09, as amended: Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC 606”). ASC 606 requires our revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. ASC 606 outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt ASC 606 for reporting periods beginning after December 15, 2017. The most significant financial statement impacts of adopting ASC 606 will be the elimination of the constraint on revenue associated with the billing retention related to the receipt of customer final acceptance as well as the identification of installation services as a performance obligation. The elimination of the constraint on revenue related to customer final acceptance, which is usually about 10 percent of a system sale, will generally be recognized at the time we transfer control of the system to the customer, which is earlier than under our current revenue recognition model. The new performance obligation related to installation services under the new standard will generally be recognized as the installation services are performed, which is later than under our current revenue recognition model. Taken together, we do not believe these changes will have a material impact on the consolidated financial statements. We plan to adopt using the full retrospective method.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments — Overall, which requires certain equity investments to be measured at fair value, with changes in fair value recognized in net income. For equity investments without readily observable market prices, entities have the option to either measure these investments at fair value every quarter, or measure at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative must be recognized in net income. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017; early adoption is permitted. We do not expect this ASU will have a material impact on the consolidated financial statements upon adoption, and will monitor our cost method investments each reporting period for changes in observable market prices, if any, which may be material in future periods.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $47.8 million at December 31, 2017. These securities are subject to interest rate risk and, based on our investment portfolio at December 31, 2017, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.1 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

From time to time, we manage our risks and exposures to currency exchange rates through the use of derivative financial instruments (e.g., forward contracts). We mainly use derivative financial instruments in the context of hedging and generally do not use them for speculative purposes. During fiscal 2017, we had an immaterial amount of foreign exchange derivatives designated as hedges. During fiscal 2016, we did not designate foreign exchange derivatives as hedges. Accordingly, most foreign exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and changes in fair value from these contracts are recorded in “Other, net” in our Consolidated Statements of Operations.

Our net sales to customers located outside of the United States represented approximately 80%, 74%, and 82% of our total net sales in 2017, 2016, and 2015, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our net sales denominated in currencies other than the U.S. dollar represented approximately 1%, 4%, and 2% of total net sales in 2017, 2016, and 2015, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of December 31, 2017. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Our principal executive and financial officers are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed and put into effect to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Using the criteria established in the Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Management has evaluated, assessed, and concluded that internal control over financial reporting is effective as of December 31, 2017.

We acquired Ultratech, Inc. (“Ultratech”) on May 26, 2017, and the results of Ultratech from the acquisition date through December 31, 2017 are included in our 2017 consolidated financial statements. The results of Ultratech constituted 50 percent of total assets and 14 percent of net sales as of and for the year ended December 31, 2017. We have excluded Ultratech from our annual assessment of the effectiveness of our internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Veeco Instruments Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Veeco Instrument Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement Schedule II — Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 21, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Ultratech, Inc. (“Ultratech”) on May 26, 2017, and the results of Ultratech from the acquisition date through December 31, 2017 are included in the 2017 consolidated financial statements. The results of Ultratech constituted 50% of total assets and 14% of net sales as of and for the year ended December 31, 2017. Management has excluded Ultratech from its annual assessment of the effectiveness of the Company’s internal control over financial reporting. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Ultratech.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Melville, New York
February 21, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2018 Annual Meeting of Stockholders is incorporated herein by reference.

We have adopted a Code of Ethics for Senior Officers (the “Code”) which applies to our chief executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code can be found on our website (www.veeco.com). We intend to disclose on our website the nature of any future amendments to and waivers of the Code that apply to the chief executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. We have also adopted a Code of Business Conduct which applies to all of our employees, including those listed above, as well as to our directors. A copy of the Code of Business Conduct can be found on our website (www.veeco.com). The website address above is intended to be an inactive, textual reference only. None of the material on this website is part of this report.

Item 11. Executive Compensation

Information required by this Item that will appear under the heading “Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item that will appear under the heading “Proposal 4 — Ratification of Appointment of KPMG” in the definitive proxy statement to be filed with the SEC relating to our 2018 Annual Meeting of Stockholders is incorporated herein by reference.

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

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger dated as of February 2, 2017 among Ultratech, Inc., Veeco Instruments Inc. and Ulysses Acquisition Subsidiary Corp.	8-K	2.1	2/3/2017
2.2	Securities Purchase Agreement, dated December 4, 2014, by and among Solid State Equipment Holdings LLC, certain securityholders thereof, Veeco Instruments Inc. and certain other parties thereto.	10-K	2.1	2/24/2015
2.3	Agreement and Plan of Merger, dated September 18, 2013, by and among Veeco, Veeco Wyoming Inc., Synos Technology, Inc., certain stockholders of Synos Technology, Inc., and Shareholder Representative Services LLC.	10-K	2.1	2/28/2014
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	10-Q	3.1	8/14/1997
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	10-K	3.2	3/14/2001
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	10-Q	3.1	8/14/2000
3.4	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002.	10-Q	3.1	10/26/2009
3.5	Amendment to Certificate of Incorporation of Veeco dated May 18, 2010.	10-K	3.8	2/24/2011
3.6	Fifth Amended and Restated Bylaws of Veeco effective February 5, 2016.	8-K	3.1	2/10/2016
3.7	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco.	10-Q	3.1	5/9/2001
4.1	Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.1	1/18/2017
4.2	First Supplemental Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.2	1/18/2017
10.1	Loan Agreement dated as of December 15, 1999 between Applied Epi, Inc. and Jackson National Life Insurance Company.	10-Q	10.2	11/14/2001
10.2	Promissory Note dated as of December 15, 1999 issued by Applied Epi, Inc. to Jackson National Life Insurance Company.	10-Q	10.3	11/14/2001

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.3	Amendment to Loan Documents effective as of September 17, 2001 between Applied Epi, Inc. and Jackson National Life Insurance Company (executed in June 2002).	10-Q	10.2	8/14/2002
10.4*	Veeco Amended and Restated 2000 Stock Incentive Plan, effective July 20, 2006.	10-Q	10.4	8/4/2006
10.5*	Amendment No. 1 effective April 18, 2007 (ratified by the Board August 7, 2007) to Veeco Amended and Restated 2000 Stock Incentive Plan.	10-Q	10.1	8/7/2007
10.6*	Amendment No. 2 dated January 22, 2009 to Veeco Amended and Restated 2000 Stock Incentive Plan.	10-K	10.41	3/2/2009
10.7*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective May 14, 2010.	Def 14A	Appendix A	11/4/2013
10.8*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective May 5, 2016.	S-8	10.1	6/2/2016
10.9	Veeco Amended and Restated 2010 Stock Incentive Plan, effective March 3, 2017.	10-Q	10.1	11/3/2017
10.10	Ultratech, Inc. 1993 Stock Option/Stock Issuance Plan (as Amended and Restated as of May 31, 2011).	S-8	10.1	5/26/2017
10.11*	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2015.	10-Q	10.1	8/3/2015
10.12*	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2016.	10-Q	10.1	11/1/2016
10.13*	Form of Notice of Critical Priorities Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective June 2016.	10-Q	10.2	11/1/2016
10.14*	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013.	10-Q	10.1	11/4/2013
10.15*	Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.9	6/2/2016
10.16*	Form of Support Agreement (issued in connection with the Agreement and Plan of Merger with Ultratech, Inc. dated February 2, 2017).	8-K	10.1	2/3/2017
10.17	Form of Amended and Restated Indemnification Agreement entered into between Veeco and each of its directors and executive officers (August 2017).	10-Q	10.2	8/3/2017
10.18*	Veeco Amended and Restated Senior Executive Change in Control Policy, effective as of January 1, 2014.	10-K	10.22	2/28/2014
10.19*	Employment Agreement effective as of July 1, 2007 between Veeco and John R. Peeler.	10-Q	10.3	8/7/2007
10.20*	Amendment effective December 31, 2008 to Employment Agreement between Veeco and John R. Peeler.	10-K	10.38	3/2/2009
10.21*	Second Amendment effective June 11, 2010 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.1	7/29/2010
10.22*	Third Amendment effective April 25, 2012 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.2	5/9/2012
10.23*	Amendment dated June 12, 2014 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.3	7/31/2014
10.24	Amendment dated June 12, 2017 to Employment Agreement between Veeco and John R. Peeler.	10-Q	10.1	8/3/2017
10.25*	Letter Agreement dated April 8, 2014 between Veeco and Shubham Maheshwari.	10-Q	10.1	7/31/2014
10.26*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller.	10-K	10.30	2/22/2012

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.27*	Letter dated December 22, 2015 from Veeco to Dr. William J. Miller.	10-K	10.21	2/25/2016
10.28*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	10-K	10.38	3/12/2004
10.29*	Amendment effective June 9, 2006 to Letter Agreement between Veeco and John P. Kiernan.	10-Q	10.3	8/4/2006
10.30*	Amendment effective December 31, 2008 to Letter Agreement between Veeco and John P. Kiernan.	10-K	10.40	3/2/2009
10.31*	Letter Agreement effective as of June 19, 2009 between Veeco and John P. Kiernan.	10-Q	10.2	7/30/2009
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of KPMG LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
101.INS	XBRL Instance.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**

*   Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2018.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 21, 2018.

Signature	Title

/s/ JOHN R. PEELER	Chairman and Chief Executive Officer
John R. Peeler	(principal executive officer)

/s/ SHUBHAM MAHESHWARI	Executive Vice President and Chief Financial Officer
Shubham Maheshwari	(principal financial officer)

/s/ JOHN P. KIERNAN	Senior Vice President, Finance, Chief Accounting Officer, and Treasurer
John P. Kiernan	(principal accounting officer)

/s/ KATHLEEN A. BAYLESS	Director
Kathleen A. Bayless

/s/ RICHARD A. D’AMORE	Director
Richard A. D’Amore

/s/ GORDON HUNTER	Director
Gordon Hunter

/s/ KEITH D. JACKSON	Director
Keith D. Jackson

/s/ PETER J. SIMONE	Director
Peter J. Simone

/s/ THOMAS ST. DENNIS	Director
Thomas St. Dennis

Veeco Instruments Inc. and Subsidiaries

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Veeco Instruments Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement Schedule II — Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Melville, New York
February 21, 2018

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$279,736	$277,444
Restricted cash	847	—
Short-term investments	47,780	66,787
Accounts receivable, net	98,866	58,020
Inventories	120,266	77,063
Deferred cost of sales	16,060	6,160
Prepaid expenses and other current assets	33,437	16,034
Total current assets	596,992	501,508
Property, plant, and equipment, net	85,058	60,646
Intangible assets, net	369,843	58,378
Goodwill	307,131	114,908
Deferred income taxes	2,953	2,045
Other assets	25,310	21,047
Total assets	$1,387,287	$758,532

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,318	$22,607
Accrued expenses and other current liabilities	60,339	33,201
Customer deposits and deferred revenue	108,953	85,022
Income taxes payable	3,846	2,311
Current portion of long-term debt	—	368
Total current liabilities	223,456	143,509
Deferred income taxes	36,845	13,199
Long-term debt	275,630	826
Other liabilities	10,643	6,403
Total liabilities	546,574	163,937
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 48,229,251 and 40,714,790 shares issued at December 31, 2017 and December 31, 2016, respectively; 48,144,416 and 40,588,194 shares outstanding at December 31, 2017 and December 31, 2016, respectively.	482	407
Additional paid-in capital	1,053,079	763,303
Accumulated deficit	(213,376)	(168,583)
Accumulated other comprehensive income	1,812	1,777
Treasury stock, at cost, 84,835 and 126,596 shares at December 31, 2017 and 2016, respectively.	(1,284)	(2,309)
Total stockholders’ equity	840,713	594,595
Total liabilities and stockholders’ equity	$1,387,287	$758,532

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31,
	2017	2016	2015
Net sales	$484,756	$332,451	$477,038
Cost of sales	300,438	199,593	299,797
Gross profit	184,318	132,858	177,241
Operating expenses, net:
Research and development	81,987	81,016	78,543
Selling, general, and administrative	100,250	77,642	90,188
Amortization of intangible assets	35,475	19,219	27,634
Restructuring	11,851	5,640	4,679
Acquisition costs	17,786	—	—
Asset impairment	1,139	69,520	126
Other, net	(392)	223	(697)
Total operating expenses, net	248,096	253,260	200,473
Operating income (loss)	(63,778)	(120,402)	(23,232)
Interest income	2,335	1,180	1,050
Interest expense	(19,457)	(222)	(464)
Income (loss) before income taxes	(80,900)	(119,444)	(22,646)
Income tax expense (benefit)	(36,107)	2,766	9,332
Net income (loss)	$(44,793)	$(122,210)	$(31,978)

Income (loss) per common share:
Basic	$(1.01)	$(3.11)	$(0.80)
Diluted	$(1.01)	$(3.11)	$(0.80)

Weighted average number of shares:
Basic	44,174	39,340	39,742
Diluted	44,174	39,340	39,742

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the year ended December 31,
	2017	2016	2015
Net income (loss)	$(44,793)	$(122,210)	$(31,978)
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in net unrealized gains or losses	(7)	(6)	(49)
Reclassification adjustments for net (gains) losses included in net loss	—	18	—
Net unrealized gain (loss) on available-for-sale securities	(7)	12	(49)
Minimum pension liability:
Change in minimum pension liability	—	—	15
Reclassification adjustments for net (gains) losses included in net loss	—	866	—
Net changes related to minimum pension liability	—	866	15
Currency translation adjustments:
Change in currency translation adjustments	42	(19)	(87)
Reclassification adjustments for net (gains) losses included in net loss	—	(430)	—
Net changes related to currency translation adjustments	42	(449)	(87)

Other comprehensive income (loss), net of tax	35	429	(121)

Total comprehensive income (loss)	$(44,758)	$(121,781)	$(32,099)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

						Retained	Accumulated
					Additional	Earnings	Other
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Total
Balance at December 31, 2014	40,360	$404	—	$—	$750,139	$(13,080)	$1,469	$738,932
Net loss	—	—	—	—	—	(31,978)	—	(31,978)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(121)	(121)
Share-based compensation expense	—	—	—	—	17,986	—	—	17,986
Net issuance under employee stock plans	636	6	—	—	(988)	—	—	(982)
Purchases of common stock	—	—	469	(9,222)	—	—	—	(9,222)
Balance at December 31, 2015	40,996	410	469	(9,222)	767,137	(45,058)	1,348	714,615
Cumulative effect of change in accounting principle - adoption of ASU 2016-09	—	—	—	—	1,315	(1,315)	—	—
Net loss	—	—	—	—	—	(122,210)	—	(122,210)
Other comprehensive income, net of tax	—	—	—	—	—	—	429	429
Share-based compensation expense	—	—	—	—	15,741	—	—	15,741
Net issuance under employee stock plans	(281)	(3)	(1,072)	19,948	(20,890)	—	—	(945)
Purchases of common stock	—	—	730	(13,035)	—	—	—	(13,035)
Balance at December 31, 2016	40,715	407	127	(2,309)	763,303	(168,583)	1,777	594,595
Net loss	—	—	—	—	—	(44,793)	—	(44,793)
Other comprehensive income, net of tax	—	—	—	—	—	—	35	35
Share-based compensation expense	—	—	—	—	24,396	—	—	24,396
Net issuance under employee stock plans	313	3	(245)	4,043	(9,795)	—	—	(5,749)
Stock issuance for business acquisition	7,201	72			228,800			228,872
Convertible Senior Notes, equity component	—	—	—	—	46,375	—	—	46,375
Purchases of common stock	—	—	203	(3,018)	—	—	—	(3,018)
Balance at December 31, 2017	48,229	$482	85	$(1,284)	$1,053,079	$(213,376)	$1,812	$840,713

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(44,793)	$(122,210)	$(31,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,095	32,650	39,850
Non-cash interest expense	10,446	—	—
Deferred income taxes	(33,875)	940	2,648
Share-based compensation expense	24,396	15,741	17,986
Asset impairment	1,139	69,520	126
Provision for bad debts	99	171	43
Gain on sale of lab tools	—	—	(1,261)
Gain on cumulative translation adjustment	—	(430)	—
Changes in operating assets and liabilities:
Accounts receivable	4,520	(8,667)	10,715
Inventories and deferred cost of sales	6,336	(5,389)	(12,312)
Prepaid expenses and other current assets	(10,204)	6,726	(39)
Accounts payable and accrued expenses	12,197	(24,202)	9,470
Customer deposits and deferred revenue	19,096	8,807	(20,738)
Income taxes receivable and payable, net	775	547	759
Long-term income tax liability	(4,877)	—	—
Other, net	(1,204)	1,952	520
Net cash provided by (used in) operating activities	34,146	(23,844)	15,789

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	(401,828)	—	(68)
Capital expenditures	(24,272)	(11,479)	(13,887)
Proceeds from the sale of investments	348,927	152,301	88,647
Payments for purchases of investments	(282,947)	(103,394)	(85,838)
Proceeds from held for sale assets	2,284	9,512	3,068
Other	—	(230)	1,000
Net cash provided by (used in) investing activities	(357,836)	46,710	(7,078)

Cash Flows from Financing Activities
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	2,992	1,656	2,233
Restricted stock tax withholdings	(8,741)	(2,601)	(3,215)
Purchases of common stock	(2,869)	(13,349)	(8,907)
Proceeds from long-term debt borrowings	335,752	—	—
Principal payments on long-term debt	(1,194)	(340)	(314)
Net cash provided by (used in) financing activities	325,940	(14,634)	(10,203)

Effect of exchange rate changes on cash and cash equivalents	42	(20)	(87)
Net increase (decrease) in cash and cash equivalents	2,292	8,212	(1,579)
Cash and cash equivalents - beginning of period	277,444	269,232	270,811
Cash and cash equivalents - end of period	$279,736	$277,444	$269,232

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,675	$225	$485
Income taxes paid	1,939	1,669	7,091
Non-cash operating and financing activities
Net transfer of inventory to property, plant and equipment	(97)	1,827	—

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies

(a) Description of Business

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” or the “Company”) operates in a single segment: the development, manufacture, sales, and support of semiconductor process equipment primarily sold to make electronic devices.

(b) Basis of Presentation

The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Company reports interim quarters on a 13-week basis ending on the last Sunday of each period, which is determined at the start of each year. The Company’s fourth quarter always ends on the last day of the calendar year, December 31. During 2017 the interim quarters ended on April 2, July 2, and October 1, and during 2016 the interim quarters ended on April 3, July 3, and October 2. The Company reports these interim quarters as March 31, June 30, and September 30 in its interim consolidated financial statements.

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

The Company’s system sales arrangements, including certain upgrades, generally do not contain provisions for the right of return, forfeiture, refund, or other purchase price concession. In the rare instances where such provisions are included, all revenue is deferred until such rights expire. The sales arrangements generally include installation. The installation process is not deemed essential to the functionality of the equipment since it is not complex; it does not require significant changes to the features or capabilities of the equipment or involve constructing elaborate interfaces or connections subsequent to factory acceptance. The Company has a demonstrated history of consistently completing installations in a timely manner and can reliably estimate the costs of such activities. Most customers engage the Company to perform the installation services, although there are other third-party providers with sufficient knowledge who could complete these services. Based on these factors, installation is deemed to be inconsequential or perfunctory relative to the system sale as a whole, and as a result, installation service is not considered a separate element of the arrangement. As such, the Company records the cost of the installation at the earlier of the time of revenue recognition for the system or when installation services are performed.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In certain cases the Company’s products are sold with a billing retention, typically 10% of the sales price, which is billed by the Company and payable by the customer when field acceptance provisions are completed. The amount of revenue recognized upon delivery of a system or upgrade, if any, is limited to the lower of i) the amount billed that is not contingent upon acceptance provisions or ii) the value of the arrangement consideration allocated to the delivered elements, if such sale is part of a multiple-element arrangement.

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

(j) Advertising Expense

The cost of advertising is expensed as incurred and totaled $0.9 million, $0.8 million, and $0.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain income tax effects of the 2017 Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). See Note 17, “Income Taxes,” for further information on the financial statement impact of the 2017 Tax Act.

Because of the complexity of the new global intangible low-taxed income (“GILTI”) rule, the Company is continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

expects to have future U.S. inclusions in taxable income related to GILTI, and if so, what the impact will be. This assessment depends not only on the Company’s current structure and estimated future results of global operations, but also on its intent and ability to modify its structure and/or business. The Company is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act; therefore, the Company has not made any adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy election decision regarding whether to record deferred taxes on GILTI.

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

The Company maintains an allowance reserve for potentially uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount reasonably expected to be collected. The Company also provides allowances based on its write-off history. The allowance for doubtful accounts totaled $0.3 million at December 31, 2017 and 2016.

To further mitigate the Company’s exposure to uncollectable accounts, the Company may request certain customers provide a negotiable irrevocable letter of credit drawn on a reputable financial institution. These irrevocable letters of credit are typically issued to mature between zero and 90 days from the date the documentation requirements are met, typically when a system ships or upon receipt of final acceptance from the customer. The Company, at its discretion, may monetize these letters of credit on a non-recourse basis after they become negotiable, but before maturity. The fees associated with the monetization are included in “Selling, general, and administrative” in the Consolidated Statements of Operations and were insignificant for the years ended December 31, 2017, 2016, and 2015.

(n) Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reflected in the consolidated financial statements approximate fair value due to their short-term maturities. The fair value of debt for footnote disclosure purposes, including current maturities, if any, is estimated using recently quoted market prices of the instrument, or if not available, a discounted cash flow analysis based on the estimated current incremental borrowing rates for similar types of instruments.

(o) Cash, Cash Equivalents, and Short-Term Investments

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market accounts, U.S. treasuries, government agency securities, and corporate debt. Investments that are classified as cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents includes $12.5 million and $1.5 million of cash equivalents at December 31, 2017 and 2016, respectively.

A portion of the Company’s cash and cash equivalents is held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. Approximately 77% and 54% of cash and cash equivalents were maintained outside the United States at December 31, 2017 and 2016, respectively.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(p) Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company assesses the valuation of all inventories, including manufacturing raw materials, work-in-process, and finished goods, each quarter. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. Estimates of net realizable value include, but are not limited to, management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence, general market conditions, possible alternative uses, and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. Inventory acquired as part of a business combination is recorded at fair value on the date of acquisition. See Note 5, “Business Combinations,” for additional information.

(q) Business Combinations

The Company allocates the fair value of the purchase consideration of the Company’s acquisitions to the tangible assets, intangible assets, including in-process research and development (“IPR&D”), if any, and liabilities assumed, based on estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. See Note 5, “Business Combinations,” for additional information.

(r) Goodwill and Indefinite-Lived Intangibles

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is measured as the excess of the consideration transferred over the net fair value of identifiable assets acquired and liabilities assumed. Intangible assets with indefinite useful lives are measured at their respective fair values on the acquisition date. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, the associated assets would be deemed long-lived and would then be amortized based on their respective estimated useful lives at that point in time. Goodwill and indefinite-lived intangibles are not amortized into results of operations but instead are evaluated for impairment. The Company performs the evaluation in the fourth quarter of each year or more frequently if impairment indicators arise.

The Company may first perform a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount, and, if so, the Company then quantitatively compares the fair value of the reporting unit to its carrying amount. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds fair value, the Company then records an impairment loss equal to the difference, up to the carrying value of goodwill.

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

(s) Long-Lived Assets and Cost Method Investment

Long-lived intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, covenants not-to-compete, and backlog and are initially recorded at fair value. Long-lived intangibles are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or straight-lined if such pattern cannot be reliably determined.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

(t) Recent Accounting Pronouncements

The FASB issued ASU 2014-09, as amended: Revenue from Contracts with Customers, which has been codified as Accounting Standards Codification 606 (“ASC 606”). ASC 606 requires the Company’s revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASC 606 outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt ASC 606 for reporting periods beginning after December 15, 2017. The most significant financial statement impacts of adopting ASC 606 will be the elimination of the constraint on revenue associated with the billing retention related to the receipt of customer final acceptance as well as the identification of installation services as a performance obligation. The elimination of the constraint on revenue related to customer final acceptance, which is usually about 10 percent of a system sale, will generally be recognized at the time the Company transfers control of the system to the customer, which is earlier than under the Company’s current revenue recognition model for certain contracts that are subject to the billing retention constraint described above. The new performance obligation related to installation services under the new standard will generally be recognized as the installation services are performed, which is later than under the Company’s current revenue recognition model. Taken together, the Company does not believe these changes will have a material impact on the consolidated financial statements. The Company plans to adopt using the full retrospective method.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments — Overall, which requires certain equity investments to be measured at fair value, with changes in fair value recognized in net income. For equity investments without readily observable market prices, entities have the option to either measure these investments at fair value every quarter, or measure at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative must be recognized in net income. Publicly-traded companies are required to adopt the update for reporting periods beginning after December 15, 2017; early adoption is permitted. The Company does not expect this ASU will have a material impact on the consolidated financial statements upon adoption, and will monitor its cost method investments each reporting period for changes in observable market prices, if any, which may be material in future periods.

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

(u) Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04: Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill when testing goodwill for impairment. Instead, if the carrying value of an entity’s reporting unit(s) exceeds fair value, then an impairment charge should be recorded equal to the difference. The Company has early adopted the ASU effective January 1, 2017, and it did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09: Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments. The Company early adopted the ASU effective January 1, 2016. Beginning in 2016, excess tax benefits and deficiencies are recognized as income tax expense or benefit in the income statement in the reporting period incurred. The Company also made an accounting policy election to account for forfeitures when they occur. The ASU transition guidance requires that this election be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the ASU is adopted. Accordingly, the Company recorded a $1.3 million charge to the opening accumulated deficit balance as of January 1, 2016, with a corresponding adjustment to additional paid-in capital, resulting in no impact to the opening balance of total stockholders’ equity. In addition, the Company recorded additional deferred tax assets with an equally offsetting valuation allowance of $2.4 million.

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

The dilutive effect of the Convertible Senior Notes on income per share is calculated using the treasury stock method since the Company has both the current intent and ability to settle the principal amount of the Convertible Senior Notes in cash. See Note 12, “Debt,” for additional information on the Convertible Senior Notes.

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period under the two-class method. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating share-based awards is considered in diluted income per share by application of the treasury

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per share for the years ended December 31, 2017, 2016, and 2015 are as follows:

	For the year ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Net income (loss)	$(44,793)	$(122,210)	$(31,978)

Net income (loss) per common share:
Basic	$(1.01)	$(3.11)	$(0.80)
Diluted	$(1.01)	$(3.11)	$(0.80)

Basic weighted average shares outstanding	44,174	39,340	39,742
Effect of potentially dilutive share-based awards	—	—	—
Diluted weighted average shares outstanding	44,174	39,340	39,742

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	72	312	1,017

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	239	107	146

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	1,744	1,896	2,111

Maximum potential shares to be issued for settlement of Convertible Senior Notes excluded from the diluted calculation as their effect would be antidilutive	8,618	—	—

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

estimation methodologies could have a significant effect on the estimated fair value amounts.

The following table presents the Company’s assets that were measured at fair value on a recurring basis at December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2017
Cash equivalents
Corporate debt	$12,490	$—	$—	$12,490
Total	$12,490	$—	$—	$12,490
Short-term investments
U.S. treasuries	$33,895	$—	$—	$33,895
Corporate debt	—	10,886	—	10,886
Commercial paper	—	2,999	—	2,999
Total	$33,895	$13,885	$—	$47,780

December 31, 2016
Cash equivalents
Corporate debt	$—	$1,501	$—	$1,501
Total	$—	$1,501	$—	$1,501
Short-term investments
U.S. treasuries	$40,008	$—	$—	$40,008
Government agency securities	—	10,012	—	10,012
Corporate debt	—	13,773	—	13,773
Commercial paper	—	2,994	—	2,994
Total	$40,008	$26,779	$—	$66,787

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets. The Company’s investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources with reasonable levels of price transparency.

Note 4 — Investments

At December 31, 2017 and 2016 the amortized cost and fair value of marketable securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2017
U.S. treasuries	$33,914	$—	$(19)	$33,895
Corporate debt	10,894	—	(8)	10,886
Commercial paper	2,999	—	—	2,999
Total	$47,807	$—	$(27)	$47,780

December 31, 2016
U.S. treasuries	$40,013	$—	$(5)	$40,008
Government agency securities	10,020	—	(8)	10,012
Corporate debt	13,780	—	(7)	13,773
Commercial paper	2,994	—	—	2,994
Total	$66,807	$—	$(20)	$66,787

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Available-for-sale securities in a loss position at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$33,895	$(19)	$20,002	$(5)
Government agency securities	—	—	10,012	(8)
Corporate debt	10,886	(8)	13,773	(7)
Total	$44,781	$(27)	$43,787	$(20)

At December 31, 2017 and 2016, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at December 31, 2017 were all due in one year or less. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were minimal realized gains or losses for the years ended December 31, 2017, 2016, and 2015.

Cost Method Investment

The Company has an ownership interest of less than 20% in a non-marketable investment, Kateeva, Inc. (“Kateeva”). The Company does not exert significant influence over Kateeva and therefore the investment is carried at cost. The carrying value of the investment was $21.0 million at December 31, 2017 and 2016. The investment is included in “Other assets” on the Consolidated Balance Sheets. The investment is subject to a periodic impairment review; as there are no open-market valuations, the impairment analysis requires judgment. The analysis includes assessments of Kateeva’s financial condition, the business outlook for its products and technology, its projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. Fair value of the investment is not estimated unless there are identified events or changes in circumstances that could have a significant adverse effect on the fair value of the investment. No such events or circumstances are present.

Note 5 — Business Combinations

Ultratech

On May 26, 2017, the Company completed its acquisition of Ultratech, Inc. (“Ultratech”). Ultratech develops, manufactures, sells, and supports lithography, laser annealing, and inspection equipment for manufacturers of semiconductor devices, including front-end semiconductor manufacturing and advanced packaging. Ultratech also develops, manufactures, sells and supports ALD equipment for scientific and industrial applications. Ultratech’s customers are primarily located throughout the United States, Europe, China, Japan, Taiwan, Singapore, and Korea. The results of Ultratech’s operations have been included in the consolidated financial statements since the date of acquisition.

Ultratech shareholders received (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding on the acquisition date. The acquisition date fair value of the consideration totaled $633.4 million, net of cash acquired, which consisted of the following:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Acquisition Date
(May 26, 2017)
(in thousands)
Cash consideration, net of cash acquired of $229.4 million	$404,489
Equity consideration (7.2 million shares issued)	228,644
Replacement equity awards attributable to pre-acquisition service	228
Acquisition date fair value	$633,361

Approximately $2.7 million of the cash merger consideration is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets as of December 31, 2017 related to shareholder appraisal proceedings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Acquisition Date
(May 26, 2017)
(in thousands)
Short-term investments	$47,161
Accounts receivable	45,465
Inventories	59,100
Deferred cost of sales	242
Prepaid expense and other current assets	7,217
Property, plant, and equipment	18,152
Intangible assets	346,940
Other assets	6,442
Total identifiable assets acquired	530,719

Accounts payable	24,291
Accrued expenses and other current liabilities	16,356
Customer deposits and deferred revenue	4,834
Deferred income taxes	32,478
Other liabilities	11,622
Total liabilities assumed	89,581

Net identifiable assets acquired	441,138
Goodwill	192,223
Net assets acquired	$633,361

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

For the year ended December 31, 2017, acquisition related costs were approximately $17.8 million, including non-cash charges of $4.2 million related to accelerated share-based compensation for employee terminations.

The amounts of net sales and income (loss) from operations before income taxes of Ultratech included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017 are as follows:

Year ended December 31, 2017
(in thousands)
Net sales	$65,530
Loss before income taxes	$(62,762)

Loss before income taxes of Ultratech for the year ended December 31, 2017 of $62.8 million includes acquisition costs of $17.8 million, release of inventory fair value step-up related to purchase accounting of $9.6 million, amortization expense on intangible assets of $23.9 million, and restructuring charges of $3.3 million.

The following table presents unaudited pro forma financial information as if the acquisition of Ultratech had occurred on January 1, 2016:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31,
	2017	2016
	(in thousands, except per share amounts)
Net sales	$555,498	$526,501
Loss before income taxes	(81,910)	(218,023)
Diluted earnings per share	$(1.24)	$(4.67)

The pro-forma results were calculated by combining the audited results of the Company with the stand-alone unaudited results of Ultratech for the pre-acquisition period, and adjusting for the following:

(i)                                     Additional amortization expense related to identified intangible assets valued as part of the purchase price allocation that would have been incurred starting on January 1, 2016.

(ii)                                  Additional depreciation expense for the property, plant, and equipment fair value adjustments that would have been incurred starting on January 1, 2016.

(iii)          All acquisition related costs incurred by the Company as well as by Ultratech pre-acquisition have been removed from the year ended December 31, 2017 and included in the year ended December 31, 2016, as such expenses would have been incurred in the first quarter following the acquisition.

(iv)                              All amortization of inventory step-up has been removed from the year ended December 31, 2017 and recorded in the year ended December 31, 2016, as such costs would have been incurred as the corresponding inventory was sold.

(v)                                 Additional interest expense related to the Convertible Senior Notes (see Note 12, “Debt”) as if they had been issued on January 1, 2016.

(vi)                              Income tax expense (benefit) was adjusted for the impact of the above adjustments for each period.

(vii)                           All shares issued in connection with the acquisition were considered outstanding as of January 1, 2016 for purposes of calculating diluted earnings per share.

Note 6 — Goodwill and Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The following table presents the changes in goodwill balances during the years indicated:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Balance at December 31, 2015 and 2016	$238,108	$123,200	$114,908
Acquisition	192,223	—	192,223
Balance at December 31, 2017	$430,331	$123,200	$307,131

The Company performs its annual goodwill impairment test at the beginning of the fourth quarter each year. As the Company maintains a single goodwill reporting unit, it determines the fair value of its reporting unit based upon the Company’s adjusted market capitalization. The adjusted market capitalization is calculated by multiplying the average share price of the Company’s common stock for the last ten trading days prior to the measurement date by the number of outstanding common shares and adding a control premium. The annual test performed at the beginning of the fourth quarter of fiscal 2016 and 2017 did not result in any potential impairment as the fair value of the reporting unit was determined to exceed the carrying amount of the reporting unit.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As a result of a significant decline in the Company’s stock price during the fourth quarter, the Company determined it was appropriate to perform an interim goodwill impairment test as of the end of the fourth quarter. The Company determined the fair value of its reporting unit using both the adjusted market capitalization approach noted above, and a market approach, which was based on a review of comparable companies’ market-derived trailing twelve month revenue multiples. Both approaches indicated the fair value exceeded the carrying amount of the reporting unit and no impairment of goodwill existed at December 31, 2017. The valuation of goodwill will continue to be subject to changes in the Company’s market capitalization and observable market control premiums.

The components of purchased intangible assets were as follows:

		December 31, 2017			December 31, 2016
	Weighted		Accumulated			Accumulated
	Average Remaining	Gross	Amortization		Gross	Amortization
	Amortization	Carrying	and	Net	Carrying	and	Net
	Period	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in years)	(in thousands)
Technology	8.0	$307,588	$133,121	$174,467	$149,198	$113,904	$35,294
Customer relationships	11.4	164,595	39,336	125,259	47,885	28,659	19,226
In-process R&D	—	43,340	—	43,340	—	—	—
Trademarks and tradenames	6.4	30,910	4,321	26,589	2,590	1,948	642
Indefinite-lived trademark	—	—	—	—	2,900	—	2,900
Other	2.0	3,686	3,498	188	2,026	1,710	316
Total	9.2	$550,119	$180,276	$369,843	$204,599	$146,221	$58,378

Other intangible assets primarily consist of patents, licenses, and backlog.

During 2016, the Company decided to reduce future investments in certain technologies and, as a result, recorded a non-cash impairment charge of $54.3 million for the related intangible purchased technology. The impairment charge was based on projected cash flows that required the use of unobservable inputs, and was recorded in “Asset impairment” in the Consolidated Statements of Operations.

Based on the intangible assets recorded at December 31, 2017, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense, excluding in-process R&D, is expected to be as follows:

Amortization
(in thousands)
2018	$54,128
2019	57,071
2020	54,382
2021	40,959
2022	26,009
Thereafter	93,954
Total	$326,503

Note 7 — Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories consist of the following:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	December 31,
	2017	2016
	(in thousands)
Materials	$59,919	$46,457
Work-in-process	37,222	25,250
Finished goods	23,125	5,356
Total	$120,266	$77,063

Note 8 — Property, Plant, and Equipment and Assets Held for Sale

Property and equipment, net, consist of the following:

	December 31,		Average
	2017	2016	Useful Life
	(in thousands)
Land	$5,669	$5,669	N/A
Building and improvements	54,449	50,814	10 – 40 years
Machinery and equipment(1)	126,829	99,370	3 – 10 years
Leasehold improvements	10,073	3,652	3 – 7 years
Gross property, plant, and equipment	197,020	159,505
Less: accumulated depreciation and amortization	111,962	98,859
Net property, plant, and equipment	$85,058	$60,646

(1) Machinery and equipment also includes software, furniture and fixtures

Depreciation expense was $14.6 million, $13.4 million, and $12.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. During 2016, the Company decided to reduce future investments in certain technologies and, as a result, recorded an impairment charge of $3.3 million of property, plant, and equipment.

As part of the Company’s efforts to reduce costs, enhance efficiency, and streamline operations, the Company removed certain lab equipment that is no longer required and recorded a non-cash impairment charge of $6.2 million for the year ended December 31, 2016. Additionally, as part of that initiative, the Company listed its two facilities in South Korea for sale. When each facility was reclassified as held for sale, the Company determined that the carrying values of the buildings exceeded their fair market values, less cost to sell, and recorded net impairment charges of $4.5 million for the year ended December 31, 2016. Both facilities were sold before the end of 2016 at prices that approximated the revised carrying values.

Finally, during the year ended December 31, 2016, the Company recorded an impairment charge of approximately $1.2 million related to an owned property in St. Paul, Minnesota. The property was sold during 2017, resulting in an additional impairment charge of $0.7 million for the year ended December 31, 2017. There were no assets held for sale as of December 31, 2017 and 2016. All impairment charges were recorded in “Asset impairment” in the Consolidated Statements of Operations.

Note 9 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other current liabilities were as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	December 31,
	2017	2016
	(in thousands)
Payroll and related benefits	$32,996	$18,780
Warranty	6,532	4,217
Interest	4,430	—
Professional fees	3,942	1,827
Merger consideration payable	2,662	—
Installation	2,271	1,382
Sales, use, and other taxes	2,144	1,282
Restructuring liability	1,520	1,796
Other	3,842	3,917
Total	$60,339	$33,201

Customer deposits and deferred revenue

Customer deposits totaled $41.5 million and $22.2 million at December 31, 2017 and 2016, respectively, which are included in “Customer deposits and deferred revenue” in the Consolidated Balance Sheets.

Other liabilities

The Company maintains an executive non-qualified deferred compensation plan that was assumed from Ultratech that allows qualifying executives to defer cash compensation. At December 31, 2017, plan assets approximated $3.4 million representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $4.7 million and is included within “Other liabilities” in the Consolidated Balance Sheets. Other liabilities also included asset retirement obligations of $3.3 million, medical and dental benefits of $2.2 million, and acquisition related accruals of $0.4 million at December 31, 2017. At December 31, 2016, other liabilities primarily consisted of a non-current income tax payable of $4.9 million.

Note 10 — Restructuring Charges

During 2016, the Company undertook restructuring activities as part of its initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reducing future investments in certain technology development, which together impacted approximately 75 employees. These activities were substantially completed in 2017. In addition, during 2017, the Company began the acquisition integration process to enhance efficiencies, resulting in additional employee terminations and other facility closing costs.

During 2015, charges of $4.7 million were recognized related to the closing of facilities in Ft. Collins, Colorado, Camarillo, California, and Hyeongok-ri, South Korea, as well as other cost reduction initiatives, which together impacted approximately 50 employees.

The following table shows the amounts incurred and paid for restructuring activities during the years ended December 31, 2017, 2016, and 2015 and the remaining accrued balance of restructuring costs at December 31, 2017, which is included in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Personnel
	Severance and	Facility
	Related Costs	Closing Costs	Total
	(in thousands)
Balance at December 31, 2014	$1,428	$—	$1,428
Provision	3,513	1,166	4,679
Payments	(4,117)	(1,166)	(5,283)
Balance at December 31, 2015	824	—	824
Provision	4,544	1,098	5,642
Changes in estimate	(2)	—	(2)
Payments	(3,570)	(1,098)	(4,668)
Balance at December 31, 2016	1,796	—	1,796
Provision	4,714	5,257	9,971
Payments	(4,990)	(5,257)	(10,247)
Balance - December 31, 2017	$1,520	$—	$1,520

Included within restructuring expense in the Consolidated Statements of Operations for the year ended December 31, 2017 is approximately $1.9 million of non-cash charges related to accelerated share-based compensation for employee terminations.

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

Changes in the Company’s product warranty reserves were as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of the year	$4,217	$8,159	$5,411
Warranties issued	5,817	3,916	7,873
Addition from Ultratech acquisition	1,889	—	—
Consumption of reserves	(6,330)	(6,433)	(3,551)
Changes in estimate	939	(1,425)	(1,574)
Balance, end of the year	$6,532	$4,217	$8,159

Minimum Lease Commitments

Minimum lease commitments at December 31, 2017 for property and equipment under operating lease agreements (exclusive of renewal options) are payable as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Operating
Leases
(in thousands)
Payments due by period:
2018	$5,655
2019	5,533
2020	5,529
2021	2,307
2022	2,308
Thereafter	2,919
Total	$24,251

Lease expense was $5.3 million, $2.5 million, and $2.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. In addition, the Company is obligated under such leases for certain other expenses, including real estate taxes and insurance.

Legal Proceedings

On September 21, 2017, Blueblade Capital Opportunities LLC et al., on behalf of purported beneficial owners of 440,100 shares of Ultratech common stock, filed an action against Ultratech in Delaware Court of Chancery requesting an appraisal of the value of their Ultratech stock pursuant to 8 Del. C. §262. The Company believes that the merger price, which was the product of arms-length negotiations, was fair and reasonable, and intends to contest the appraisal claim. Discovery in the matter has commenced and a trial on the action is scheduled to begin in December 2018.

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

On July 13, 2017, AMEC filed a patent infringement complaint against Veeco Instruments Shanghai Co., Ltd. (“Veeco Shanghai”) with the Fujian High Court in China, alleging that the Company’s MOCVD products infringed a Chinese utility model patent relating to the synchronous movement engagement mechanism in a chemical vapor deposition reactor and seeking injunctive relief and monetary damages against Veeco Shanghai. On December 7, 2017, without providing notice to Veeco and without hearing Veeco’s position on alleged infringement, the Fujian High Court issued a preliminary injunction, applicable in China, that requires Veeco Shanghai to stop importing, making, selling, and offering to sell Veeco EPIK 700 model MOCVD systems and to stop importing, selling, and offering to sell wafer carriers used as supplies for the EPIK 700 MOCVD system.

On February 8, 2018, Veeco, AMEC, and SGL announced that they had mutually agreed to settle the pending litigation among the parties and to amicably resolve all pending disputes, including AMEC’s lawsuit against Veeco before the Fujian High Court in China and Veeco’s lawsuit against SGL before the U.S. District Court for the Eastern District of New York. As part of the settlement, all legal actions worldwide (in court, patent offices, and otherwise), between Veeco, AMEC, and SGL, and their affiliates, will be dismissed and/or otherwise withdrawn. As a result, all business processes, including sales, service, and importation, will be continued.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk

The Company depends on purchases from its ten largest customers, which accounted for 67% and 73% of net accounts receivable at December 31, 2017 and 2016, respectively.

Customers who accounted for more than 10% of net accounts receivable or net sales are as follows:

	Accounts Receivable		Net Sales
	Year ended December 31,		For the Year Ended December 31,
Customer	2017	2016	2017	2016	2015
Customer A	24%	23%	21%	13%	*
Customer B	*	17%	*	*	*
Customer C	*	*	*	*	20%
Customer D	*	*	*	*	12%

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

Receivable Purchase Agreement

In December 2017, the Company entered into a Receivable Purchase Agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $23.0 million at any point in time for a term of one year. Under the terms of the agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to the financial institution (the “Purchaser”), which may accept such offer, and purchase the offered Receivables. The Purchaser will assume credit risk of the Receivables purchased; provided, however, the Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of the Purchaser. Pursuant to this agreement, the Company sold $15.0 million of Receivables during the year ended December 31, 2017 and maintained $8.0 million available under the agreement for additional sales of Receivables as of December 31, 2017. The sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Suppliers

The Company outsources certain functions to third parties, including the manufacture of some of its MOCVD and Ultratech systems. While the Company primarily relies on one supplier for the manufacturing of these systems, the Company maintains a minimum level of internal manufacturing capability for these systems. The failure of the Company’s present suppliers to meet their contractual obligations under their supply arrangements and the Company’s inability to make alternative arrangements or resume the manufacture of these systems could have a material adverse effect on the Company’s revenues, profitability, cash flows, and relationships with its customers.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company had deposits with its suppliers of $7.6 million and $7.8 million at December 31, 2017 and 2016, respectively, that were included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.

Purchase Commitments

The Company had purchase commitments of $181.0 million at December 31, 2017, substantially all of which will come due within one year. Purchase commitments are primarily for inventory used in manufacturing products, and are partially offset by existing deposits with suppliers.

Bank Guarantees

The Company has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At December 31, 2017, outstanding bank guarantees and letters of credit totaled $6.5 million, and unused bank guarantees and letters of credit of $66.5 million were available to be drawn upon.

Note 12 — Debt

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

Convertible Senior Notes

On January 10, 2017, the Company issued $345.0 million of 2.70% convertible senior unsecured notes (the “Convertible Senior Notes”). The Company received net proceeds, after deducting underwriting discounts and fees and expenses payable by the Company, of approximately $335.8 million. The Convertible Senior Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The Convertible Senior Notes mature on January 15, 2023 (the “Maturity Date”), unless earlier purchased by the Company, redeemed, or converted.

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

The Convertible Senior Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is 24.9800 shares of the Company’s common stock per $1,000 principal amount of Convertible Senior Notes, representing an initial effective conversion price of $40.03 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Convertible Senior Notes, dated January 18, 2017 between the Company and U.S. Bank National Association, as trustee, but will not be adjusted for accrued but unpaid interest.

Holders may convert all or any portion of their notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022 only under the following circumstances:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The carrying value of the Convertible Senior Notes is as follows:

December 31,
2017
(in thousands)
Principal amount	$345,000
Unamortized debt discount	(63,022)
Unamortized transaction costs	(6,348)
Net carrying value	$275,630

Total interest expense related to the Convertible Senior Notes is as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For the year ended December 31,
2017
(in thousands)
Cash Interest Expense
Coupon interest expense	$8,901
Non-Cash Interest Expense
Amortization of debt discount	9,490
Amortization of transaction costs	956
Total Interest Expense	$19,347

The Company determined the Convertible Senior Notes is a Level 2 liability in the fair value hierarchy and estimated its fair value as $300.7 million at December 31, 2017.

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

A summary of the foreign exchange derivatives outstanding on December 31, 2017 is as follows:

	Fair Value	Maturity Dates	Notional Amount
	(in thousands)
Foreign currency exchange forwards	$—	January 2018	$622

The Company did not have any outstanding derivative contracts at December 31, 2016.

The following table shows the gains and (losses) from currency exchange derivatives during the years ended December 31, 2017, 2016, and 2015, which are included in “Other, net” in the Consolidated Statements of Operations:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Foreign currency exchange forwards	$(6)	$219	$—

Note 14 — Stockholders’ Equity

Accumulated Other Comprehensive Income

The following table presents the changes in the balances of each component of AOCI, net of tax:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

			Unrealized
	Foreign Currency	Minimum Pension	Gains (Losses) on Available for Sale
	Translation	Liability	Securities	Total
	(in thousands)
Balance - December 31, 2014	$2,333	$(881)	$17	$1,469
Other comprehensive income (loss)	(87)	15	(49)	(121)
Balance - December 31, 2015	2,246	(866)	(32)	1,348
Other comprehensive income (loss), before reclassifications	(19)	—	(6)	(25)
Amounts reclassified from AOCI	(430)	866	18	454
Other comprehensive income (loss)	(449)	866	12	429
Balance - December 31, 2016	1,797	—	(20)	1,777
Other comprehensive income (loss)	42	—	(7)	35
Balance - December 31, 2017	$1,839	$—	$(27)	$1,812

The Company did not allocate additional tax expense (benefit) to other comprehensive income (loss) for all years presented as the Company is in a full valuation allowance position such that a deferred tax asset related to amounts recognized in other comprehensive income is not regarded as realizable on a more-likely-than-not basis.

During 2016, the Company finalized the process to terminate a defined benefit plan. As a result, the Company reclassified the minimum pension liability of $0.9 million, net of a tax benefit of $0.4 million, from “Accumulated other comprehensive income” in the Consolidated Balance Sheets to “Other, net” in the Consolidated Statements of Operations. Additionally the Company completed its plan to liquidate one of its subsidiaries in Korea. As a result of this liquidation, a cumulative translation gain of $0.4 million was reclassified from “Accumulated other comprehensive income” to “Other, net” in the Consolidated Statements of Operations.

Preferred Stock

The Board of Directors has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock, par value $0.01, with voting and economic rights to be determined by the Board of Directors. As of December 31, 2017, no preferred shares have been issued.

Treasury Stock

The share repurchase program authorized by our Board of Directors in October 2015 expired on October 28, 2017. On December 11, 2017, our Board of Directors authorized a new program to repurchase up to $100 million of our common stock to be completed through December 11, 2019. At December 31, 2017, $3.0 million of the $100 million had been utilized, of which approximately $0.1 million is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets as of December 31, 2017. Repurchases are expected to be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal securities laws.

The Company records treasury stock purchases under the cost method using the first-in, first-out (“FIFO”) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and if additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is charged to accumulated deficit.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In 2013, the Board of Directors granted equity awards to certain employees under the Company’s 2013 Inducement Stock Incentive Plan (the “Inducement Plan”). The Company issued 124,500 stock option shares and 87,000 RSUs under this plan. Stock options under this plan vest over a three year period and have a 10-year term, and RSUs under this plan vest over a two or four year period. At December 31, 2013, the Inducement Plan was merged into the 2010 Plan and is considered an inactive plan with no further shares available for grant. At December 31, 2017 there are 2,000 option shares and no RSUs outstanding under the Inducement Plan.

The Company is authorized to issue up to 10.6 million shares under the 2010 Plan, including additional shares authorized under plan amendments approved by shareholders in 2016 and 2013. Option awards are granted with an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the date of grant; option awards generally vest over a three year period and have a seven or ten year term. RSAs and RSUs generally vest over one to five years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2010 Plan. At December 31, 2017, there are 1.4 million option shares and 0.6 million RSUs and PSUs outstanding under the 2010 Plan.

During 2016 the Company’s Board of Directors approved the 2016 Employee Stock Purchase Plan (“ESPP”). The Company is authorized to issue up to 750,000 shares under the ESPP. Under the ESPP, substantially all employees in the U.S. may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the Company’s common stock at the beginning or end of each six-month Offer Period, as defined in the ESPP, and subject to certain limits. The ESPP was approved by the Company’s shareholders.

During 2017, in connection with the acquisition of Ultratech, the Company assumed certain restricted stock units (the “Assumed RSUs”) available and outstanding under the Ultratech, Inc. 1993 Stock Option/Stock Issuance Plan, as amended (the “Ultratech Plan”). The Assumed RSUs remain subject to the terms set forth in the award agreement governing the award and the Ultratech Plan, except that the Assumed RSUs relate to shares of Company common stock and the number of restricted stock units was adjusted pursuant to the terms of the acquisition to reflect the difference in the value of a share of Company common stock and a share of Ultratech common stock prior to closing the acquisition. The Assumed RSUs were converted into 338,144 restricted stock units of the Company, and generally vest over 50 months. After the acquisition and notwithstanding any other provisions of the Ultratech Plan, no further grants will be made under the Ultratech Plan, and the Company is solely maintaining the Ultratech Plan with respect to the Assumed RSUs. At December 31, 2017, there are 0.1 million RSUs outstanding under the assumed Ultratech Plan.

Shares Reserved for Future Issuance

At December 31, 2017, the Company has 5.7 million shares reserved to cover exercises of outstanding stock options, vesting of RSUs, and additional grants under the 2010 Plan. At December 31, 2017, the Company has 0.5 million shares reserved to cover future issuances under the ESPP Plan.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Share-Based Compensation

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Cost of sales	$2,505	$1,956	$2,495
Research and development	2,957	3,324	4,031
Selling, general, and administrative	12,851	10,433	11,474
Restructuring	1,880	—	—
Acquisition costs	4,203	—	—
Total	$24,396	$15,713	$18,000

The Company did not realize any tax benefits associated with share-based compensation for the years ended December 31, 2017, 2016, and 2015, due to the full valuation allowance on its U.S. deferred tax assets. See Note 17, “Income Taxes” for additional information. The Company capitalized an insignificant amount of share-based compensation into inventory for the years ended December 31, 2017, 2016, and 2015.

Unrecognized share-based compensation costs at December 31, 2017 are summarized below:

	Unrecognized	Weighted
	Share-Based	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in thousands)	(in years)
Stock option awards	$12	0.3
Restricted stock units	6,157	2.8
Restricted stock awards	21,656	2.6
Performance share units	4,685	2.1
Total unrecognized share-based compensation cost	$32,510	2.7

Stock Option Awards

Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. At December 31, 2017, options outstanding that have vested and are expected to vest are as follows:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(in thousands)		(in years)	(in thousands)
Vested	1,389	$34.99	3.9	—
Expected to vest	5	30.18	4.2	—
Total	1,394	$34.97	3.9	—

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value represents the difference between the option exercise price and $14.85, the closing price of the Company’s common stock on December 29, 2017, the last trading day of the Company’s fiscal year as reported on the NASDAQ Stock Market.

Additional information with respect to stock option activity:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Balance - December 31, 2014	2,391	$31.65
Granted	17	30.22
Exercised	(192)	12.95
Expired or forfeited	(152)	38.15
Balance - December 31, 2015	2,064	32.91
Granted	—	—
Exercised	(194)	12.18
Expired or forfeited	(294)	34.44
Balance - December 31, 2016	1,576	35.18
Granted	—	—
Exercised	(18)	30.03
Expired or forfeited	(164)	37.47
Balance - December 31, 2017	1,394	$34.97

The following table summarizes stock option information at December 31, 2017:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Aggregate	Average	Weighted		Aggregate	Average	Weighted
Range of		Intrinsic	Remaining	Average		Intrinsic	Remaining	Average
Exercise Prices	Shares	Value	Contractual Life	Exercise Price	Shares	Value	Contractual Life	Exercise Price
	(in thousands)	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)
$20.00 – $30.00	25	$—	5.0	$28.13	23	$—	5.0	$28.03
$30.01 – $40.00	1,197	—	4.0	32.84	1,194	—	4.0	32.84
$40.01 – $50.00	39	—	1.3	48.05	39	—	1.3	48.05
$50.01 – $60.00	133	—	3.3	51.70	133	—	3.3	51.70
	1,394	—	3.9	$34.97	1,389	$—	3.9	$34.99

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. No options were granted in 2017 or 2016. The weighted average estimated values of employee stock option grants as well as the weighted average assumptions that were used in calculating such values during fiscal year 2015 was based on estimates at the date of grant as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Year ended December 31,
2015
Weighted average fair value	$10.58
Dividend yield	0%
Expected volatility factor(1)	44%
Risk-free interest rate(2)	1.18%
Expected life (in years)(3)	3.9

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

The following table summarizes information on options exercised for the periods indicated:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash received from options exercised	$431	$494	$2,233
Intrinsic value of options exercised	$51	$1,165	$2,089

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

The following table summarizes the equity activity of non-vested restricted shares and performance shares:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2014	1,237	$34.27
Granted	672	30.33
Vested	(389)	35.65
Forfeited	(122)	34.46
Balance - December 31, 2015	1,398	31.97
Granted	1,166	17.59
Vested	(349)	32.73
Forfeited	(266)	27.31
Balance - December 31, 2016	1,949	23.85
Granted	674	29.22
Performance award adjustments	(25)	20.95
Assumed from Ultratech	338	31.75
Vested	(831)	27.67
Forfeited	(225)	26.29
Balance - December 31, 2017	1,880	$25.41

For performance awards, the final number of shares earned will vary depending on the achievement of the actual results relative to the performance targets. Each performance award is included in the table above at the grant date target share amount until the end of the performance period (if not previously forfeited). The total fair value of shares that vested during the years ended December 31, 2017, 2016, and 2015 was $22.3 million, $7.5 million, and $9.6 million, respectively.

Employee Stock Purchase Plan

For the years ended December 31, 2017 and 2016, the Company received cash proceeds of $2.6 million and $1.2 million, and issued shares of 163,000 and 83,000, respectively, under the ESPP Plan. The weighted average estimated values of employee purchase rights as well as the weighted average assumptions that were used in calculating such values during fiscal years 2017 and 2016 were based on estimates at the date of grant as follows:

	Year ended December 31,
	2017	2016
Weighted average fair value	$7.09	$4.45
Dividend yield	0%	0%
Expected volatility factor(1)	36%	43%
Risk-free interest rate(2)	0.99%	0.35%
Expected life (in years)(3)	0.5	0.5

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Retirement Plans

The Company maintains a defined contribution plan for the benefit of its U.S. employees. The plan is intended to be tax qualified and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Internal Revenue Code. Eligible participants may elect to contribute a percentage of their base compensation, and the Company may make matching contributions, generally equal to fifty cents for every dollar employees contribute, up to the lesser of three percent of the employee’s eligible compensation or three percent of the maximum the employee is permitted to contribute under then current Internal Revenue Code limitations. Generally, the plan calls for vesting in the Company contributions over the initial five years of a participant’s employment. In addition, the Company assumed Ultratech’s 401(k) plan as a result of the merger, and Ultratech’s plan was merged into the Company’s existing plan effective January 1, 2018. The Company recognized costs associated with these plans of approximately $2.7 million, $2.6 million, and $2.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Note 17 — Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations were as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$(96,809)	$(123,021)	$(53,553)
Foreign	15,909	3,577	30,907
Total	$(80,900)	$(119,444)	$(22,646)

Significant components of the expense (benefit) for income taxes consisted of the following:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$—	$—	$139
Foreign	(2,246)	1,937	6,952
State and local	15	(111)	(407)
Total current expense (benefit) for income taxes	(2,231)	1,826	6,684
Deferred:
Federal	(34,786)	1,459	2,104
Foreign	1,652	(646)	516
State and local	(742)	127	28
Total deferred expense (benefit) for income taxes	(33,876)	940	2,648
Total expense (benefit) for income taxes	$(36,107)	$2,766	$9,332

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The income tax expense was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Income tax expense (benefit) at U.S. statutory rates	$(28,315)	$(41,806)	$(7,926)
State taxes, net of U.S. federal impact	(2,523)	(1,963)	(1,607)
Effect of international operations	9,355	8,849	(7,659)
Research and development tax credit	620	(801)	(1,628)
Net change in valuation allowance	1,342	50,520	23,655
Change in accrual for unrecognized tax benefits	(4,772)	(1,700)	4,876
Subsidiary liquidation	—	(12,435)	—
Share-based compensation	99	2,133	—
Effect of 2017 Tax Act	(11,344)	—	—
Worthless stock deduction	—	—	(2,069)
Change in entity tax status	—	—	904
Other	(569)	(31)	786
Total expense (benefit) for income taxes	$(36,107)	$2,766	$9,332

The 2017 income tax benefit of $36.1 million includes a $24.2 million income tax benefit related to domestic losses incurred during the year ended December 31, 2017, as the deferred tax liability created by the issuance of the Convertible Senior Notes and recorded as a component of APIC is treated as a source of income in fiscal 2017. Additionally, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affects the Company’s 2017 financial results, including, but not limited to, a one-time transition tax on certain foreign earnings. The 2017 Tax Act also establishes new tax laws that will affect the Company’s financial results after 2017, including a reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent; current U.S. taxation of global intangible low tax income (“GILTI”) of non-U.S. operations; additional limitations on the deductibility of executive compensation; and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SAB 118, which provides SEC staff guidance for the application of ASC 740 in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act, including provisional amounts for specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is incomplete but for which a reasonable estimate could be determined. The Company will complete its analysis and finalize the amounts within the measurement period as provided by SAB 118.

The Company is still in the process of evaluating the impacts of the 2017 Tax Act and considers the amounts recorded to be provisional, except for the impact of the change in tax rate on its deferred tax assets and liabilities as of December 31, 2017, for which the accounting is complete.

The most significant impacts of the 2017 Tax Act on the Company’s federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were re-measured as of December 22, 2017 to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent. The Company recorded an income tax benefit of $4.8 million, as the net deferred tax assets were reduced by $25.6 million, with a corresponding valuation allowance reduction of $30.4 million.

One-Time Transition Tax on Foreign Earnings

As of December 31, 2017, the Company had $155.8 million of accumulated undistributed earnings generated by its non-U.S. subsidiaries, of which approximately $140.2 million was subject to the one-time transition tax on foreign earnings. The determination of the transition tax requires further analysis regarding the amount and composition of the Company’s historical foreign earnings, which is expected to be completed in the second half of 2018. The Company is expecting to

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

fully offset the U.S. tax liability with certain current year and carryforward tax attributes. As the Company maintains a full valuation allowance against its U.S. deferred tax assets, the Company did not record an income tax expense related to the transition tax.

Valuation Allowance

The 2017 Tax Act modified the net operating loss (“NOL”) provisions to provide for an indefinite carryforward of NOLs arising in tax years beginning after December 31, 2017. The 2017 Tax Act also limits the amount of NOL deductions that can be used in any one year to 80 percent of the taxpayer’s taxable income, effective with respect to NOLs arising in tax years beginning after December 31, 2017. The Company recognized an income tax benefit of $6.5 million for the year ended December 31, 2017 related to a reduction in the Company’s valuation allowance as a result of the Company scheduling out the reversals of its net deferred tax assets which resulted in tax amortization on indefinite-lived intangible assets becoming available to offset existing deferred tax assets that are now expected to have an indefinite life.

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences were as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Inventory valuation	$8,007	$6,681
Net operating losses	73,458	54,527
Credit carry forwards	34,966	24,598
Warranty and installation accruals	1,690	1,757
Share-based compensation	7,385	12,624
Other	1,966	6,778
Total deferred tax assets	127,472	106,965
Valuation allowance	(100,684)	(106,793)
Net deferred tax assets	26,788	172

Deferred tax liabilities:
Purchased intangible assets	45,807	11,071
Undistributed earnings	—	186
Convertible Senior Notes	13,534	—
Depreciation	1,339	69
Total deferred tax liabilities	60,680	11,326
Net deferred taxes	$(33,892)	$(11,154)

The Company is no longer permanently reinvesting future earnings from certain foreign jurisdictions, and has recorded an expense for foreign tax withholdings of $6.2 million on its unremitted earnings as of December 31, 2017.

At December 31, 2017, the Company had U.S. federal NOL carryforwards of approximately $301.6 million that will expire between 2024 and 2037, if not utilized. In connection with the Ultratech acquisition, $119.0 million of historical NOL carryforwards were acquired, which are subject to an annual limitation. The Company has $3.5 million of capital loss carryforwards that expire in 2021. At December 31, 2017, the Company had U.S. federal research and development credits of $16.7 million that will expire between 2018 and 2037. The Ultratech acquisition resulted in the carryover of $10.9 million of research and development credit carryforwards, which are subject to an annual limitation. The Company also has state and local NOL carryforwards of approximately

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

$127.4 million (a net deferred tax asset of $7.6 million, net of federal tax benefits and before the valuation allowance) that will expire between 2018 and 2036. Finally, the Company has state credits of $27.1 million, some of which are indefinite and others that will expire between 2018 and 2030.

The Company makes assessments to estimate if sufficient taxable income will be generated in the future to use existing deferred tax assets. As of December 31, 2017, the Company continued to have a cumulative three year loss with respect to its U.S. operations. As such, the Company has recorded a valuation allowance against its U.S. deferred tax assets. During 2017, the Company’s valuation allowance decreased by approximately $6.1 million, primarily related to re-measurement due to the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent, utilization of certain carryforward tax attributes used for the mandatory repatriation tax partially offset by an increase in the valuation allowance related to the Ultratech business combination.

A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state, and foreign tax jurisdictions was as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$7,452	$9,152	$4,276
Additions for tax positions related to current year	511	1,038	5,596
Additions for tax positions related to prior years	3	233	143
Reductions for tax positions related to prior years	(4,877)	(2,826)	—
Reductions due to the lapse of the statute of limitations	(122)	(39)	(642)
Settlements	(287)	(106)	(221)
Additions for business combination	5,589	—	—
Balance at end of year	$8,269	$7,452	$9,152

If the amount of unrecognized tax benefits at December 31, 2017 were recognized, the Company’s income tax provision would decrease by $0.6 million. The gross amount of interest and penalties accrued in income tax payable in the Consolidated Balance Sheets was approximately $0.3 million at both December 31, 2017 and 2016.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions. All material consolidated federal income tax matters have been concluded for years through 2014 subject to subsequent utilization of NOLs generated in such years. All material state and local income tax matters have been reviewed through 2012. The majority of the Company’s foreign jurisdictions have been reviewed through 2015. The Company’s major foreign jurisdictions’ statutes of limitation remain open with respect to the tax years 2017 for China, 2015 through 2017 for Germany and Singapore, and 2016 through 2017 for Taiwan. Income tax matters for Ultratech pre-acquisition periods have been reviewed through 2000 for federal, 1997 for major states and 2003 for foreign jurisdictions. The Company does not anticipate that its uncertain tax position will change significantly within the next twelve months subject to the completion of the ongoing tax audits and any resultant settlement.

Note 18 — Segment Reporting and Geographic Information

The Company operates and measures its results in one operating segment and therefore has one reportable segment: the development, manufacture, sales, and support of semiconductor process equipment primarily sold to make electronic devices. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results.

Sales by market is as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Sales by end-market
LED Lighting, Display & Compound Semiconductor	$253,785	$144,675	$291,133
Advanced Packaging, MEMS & RF Filters	69,353	68,304	61,935
Scientific & Industrial	120,788	111,198	118,132
Front-End Semiconductor	40,830	8,274	5,838
Total	$484,756	$332,451	$477,038

The Company’s significant operations outside the United States include sales and service offices in China, Europe, and Rest of World. For geographic reporting, sales are attributed to the location in which the customer facility is located.

Sales and long-lived tangible assets by geographic region are as follows:

	Net Sales to Unaffiliated Customers			Long-lived Tangible Assets
	2017	2016	2015	2017	2016	2015
	(in thousands)
United States	$94,936	$85,637	$86,627	$81,046	$60,012	$64,951
China	107,844	85,834	242,442	64	219	422
EMEA(1)	76,636	83,410	64,019	231	93	96
Rest of World	205,340	77,570	83,950	3,717	322	14,121
Total	$484,756	$332,451	$477,038	$85,058	$60,646	$79,590

(1) EMEA consists of Europe, the Middle East, and Africa

Note 19 — Selected Quarterly Financial Information (unaudited)

The following table presents selected unaudited financial data for each fiscal quarter of 2017 and 2016. Although unaudited, this information has been prepared on a basis consistent with the Company’s audited Consolidated Financial Statements and, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments) that are considered necessary for a fair presentation of this information in accordance with GAAP. Such quarterly results are not necessarily indicative of future results of operations.

	Fiscal 2017				Fiscal 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share amounts)
Net sales	$94,386	$115,066	$131,872	$143,432	$78,011	$75,348	$85,482	$93,609
Gross profit	34,200	38,720	53,061	58,337	31,956	31,439	33,455	36,008
Net income (loss)	1,095	(18,388)	(21,884)	(5,616)	(15,533)	(32,082)	(69,598)	(4,998)
Basic income (loss) per common share	0.03	(0.43)	(0.47)	(0.12)	(0.40)	(0.82)	(1.78)	(0.13)
Diluted income (loss) per common share	0.03	(0.43)	(0.47)	(0.12)	(0.40)	(0.82)	(1.78)	(0.13)

Acquisition of Ultratech

During the second quarter of 2017, the Company acquired Ultratech. The results of operations of Ultratech have been included in the consolidated financial statements since the date of acquisition. Refer to Note 5, “Business Combinations,” for additional information.

Impairment Charge

During the third quarter of 2016, the Company decided to reduce future investments in certain technologies and, as a result, recorded a charge for impairment of $54.3 million for the related intangible purchased technology. The impairment charge was based on projected cash flows that required the use of unobservable inputs. Refer to Note 6, “Goodwill and Intangible Assets,” for additional information.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Schedule II — Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	(Credited)	Charged to		Balance at
	Beginning	to Costs and	Other		End of
Deducted from asset accounts:	of Period	Expenses	Accounts	Deductions	Period
	(in thousands)
Year ended December 31, 2017
Allowance for doubtful accounts	$286	$99	$—	$(115)	$270
Valuation allowance in net deferred tax assets	106,793	(51,410)	45,301	—	100,684
	$107,079	$(51,311)	$45,301	$(115)	$100,954

Year ended December 31, 2016
Allowance for doubtful accounts	$206	$171	$—	$(91)	$286
Valuation allowance in net deferred tax assets	56,273	50,520	—	—	106,793
	$56,479	$50,691	$—	$(91)	$107,079

Year ended December 31, 2015
Allowance for doubtful accounts	$731	$43	$—	$(568)	$206
Valuation allowance in net deferred tax assets	34,909	23,655	(2,291)	—	56,273
	$35,640	$23,698	$(2,291)	$(568)	$56,479

S-1