Form 10-Q
period 2018-03-31
VEECO INSTRUMENTS INC
filed 2018-05-07
CIK 103145

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of April 30, 2018
par value $0.01 per share	48,691,999

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

•                  We may be unable to effectively enforce and protect our intellectual property rights;

•                  We may be subject to claims of intellectual property infringement by others;

•                  We may be unable to successfully integrate the Ultratech business and may not realize the anticipated benefits of the acquisition;

•                  The price of our common shares is volatile and could further decline;

•                  We face significant competition;

•                  We operate in industries characterized by rapid technological change;

•                  Our sales to manufacturers are highly dependent on sales of consumer electronics applications, which can experience significant volatility due to seasonal and other factors;

•                  We have a concentrated customer base, located primarily in a limited number of regions, which operate in highly concentrated industries;

•                  A further reduction or elimination of foreign government subsidies and economic incentives may adversely affect the future order rate for our MOCVD equipment;

•                  The cyclicality of the industries we serve directly affects our business;

•                  The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

•                  Our sales cycle is long and unpredictable;

•                  Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

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

•                  We are exposed to risks associated with business combinations, acquisitions, and strategic investments;

•                  We may be unable to obtain required export licenses for the sale of our products;

•                  Our operating results may be adversely affected by tightening credit markets;

•                  We may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar laws;

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

•                  Our income taxes may change;

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

•                  We are subject to foreign currency exchange risks;

•                  Our previously announced share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock;

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

•                  Regulations related to conflict minerals will force us to incur additional expenses, may make our supply chain more complex, and may harm our relationships with customers; and

•                  We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism, or other significant disruption.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$245,525	$279,736
Restricted cash	841	847
Short-term investments	65,130	47,780
Accounts receivable, net	108,219	98,866
Contract assets	1,984	160
Inventories	130,964	120,266
Deferred cost of sales	1,080	15,994
Prepaid expenses and other current assets	29,615	33,437
Total current assets	583,358	597,086
Property, plant, and equipment, net	83,100	85,058
Intangible assets, net	356,311	369,843
Goodwill	307,131	307,131
Deferred income taxes	3,281	3,047
Other assets	28,847	25,310
Total assets	$1,362,028	$1,387,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$58,273	$50,318
Accrued expenses and other current liabilities	54,297	58,068
Customer deposits and deferred revenue	94,473	112,032
Income taxes payable	1,581	3,846
Total current liabilities	208,624	224,264
Deferred income taxes	36,794	36,845
Long-term debt	278,489	275,630
Other liabilities	10,164	10,643
Total liabilities	534,071	547,382
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 48,691,371 and 48,229,251 shares issued at March 31, 2018 and December 31, 2017, respectively; 48,691,371 and 48,144,416 shares outstanding at March 31, 2018 and December 31, 2017, respectively.	487	482
Additional paid-in capital	1,054,331	1,051,953
Accumulated deficit	(228,697)	(212,870)
Accumulated other comprehensive income	1,836	1,812
Treasury stock, at cost, 84,835 shares at December 31, 2017.	—	(1,284)
Total stockholders’ equity	827,957	840,093
Total liabilities and stockholders’ equity	$1,362,028	$1,387,475

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2018	2017
Net sales	$158,574	$94,499
Cost of sales	101,894	59,999
Gross profit	56,680	34,500
Operating expenses, net:
Research and development	24,320	14,989
Selling, general, and administrative	26,383	19,105
Amortization of intangible assets	13,532	2,867
Restructuring	2,695	1,338
Acquisition costs	1,342	1,361
Asset impairment	—	463
Other, net	(157)	(78)
Total operating expenses, net	68,115	40,045
Operating income (loss)	(11,435)	(5,545)
Interest income	624	793
Interest expense	(5,246)	(4,135)
Income (loss) before income taxes	(16,057)	(8,887)
Income tax expense (benefit)	(230)	(10,527)
Net income (loss)	$(15,827)	$1,640

Income (loss) per common share:
Basic	$(0.34)	$0.04
Diluted	$(0.34)	$0.04

Weighted average number of shares:
Basic	46,963	39,619
Diluted	46,963	40,140

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Net income (loss)	$(15,827)	$1,640
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(8)	(114)
Foreign currency translation	32	15
Total other comprehensive income (loss), net of tax	24	(99)

Total comprehensive income (loss)	$(15,803)	$1,541

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(15,827)	$1,640
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,726	5,799
Non-cash interest expense	2,859	2,185
Deferred income taxes	(269)	(6,246)
Share-based compensation expense	4,537	4,186
Asset impairment	—	463
Provision for bad debts	—	92
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(11,177)	5,871
Inventories and deferred cost of sales	4,555	13,603
Prepaid expenses and other current assets	3,824	(3,743)
Accounts payable and accrued expenses	2,009	613
Customer deposits and deferred revenue	(17,559)	(13,727)
Income taxes receivable and payable, net	(2,283)	130
Long-term income tax liability	—	(4,877)
Other, net	(202)	343
Net cash provided by (used in) operating activities	(11,807)	6,332

Cash Flows from Investing Activities
Capital expenditures	(2,259)	(4,187)
Proceeds from the sale of investments	34,000	27,411
Payments for purchases of investments	(54,300)	(219,141)
Net cash provided by (used in) investing activities	(22,559)	(195,917)

Cash Flows from Financing Activities
Cash withholdings for employee stock purchase plans	1,136	585
Restricted stock tax withholdings	(427)	(461)
Purchases of common stock	(592)	—
Proceeds from long-term debt borrowings	—	335,752
Principal payments on long-term debt	—	(89)
Net cash provided by (used in) financing activities	117	335,787

Effect of exchange rate changes on cash and cash equivalents	32	15
Net increase (decrease) in cash, cash equivalents, and restricted cash	(34,217)	146,217
Cash, cash equivalents, and restricted cash - beginning of period	280,583	277,444
Cash, cash equivalents, and restricted cash - end of period	$246,366	$423,661

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,674	$31
Income taxes paid	2,373	672
Non-cash operating and financing activities
Net transfer of property, plant, and equipment to (from) inventory	339	(81)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2018 interim quarters end on April 1, July 1, and September 30, and the 2017 interim quarters ended on April 2, July 2, and October 1. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

Change in Accounting Policy

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), as of January 1, 2018, using the full retrospective method. All amounts and disclosures set forth in this Form 10-Q reflect these changes. The most significant financial statement impacts of adopting ASC 606 are the elimination of the constraint on revenue associated with the billing retention related to the receipt of customer final acceptance and the identification of installation services as a performance obligation. The elimination of the constraint on revenue related to customer final acceptance, which is usually about 10 percent of a system sale, is now generally recognized at the time the Company transfers control of the system to the customer, which is earlier than under the Company’s previous revenue recognition model for certain contracts that were subject to the billing constraint. The new performance obligation related to installation services is now recognized as the installation services are performed, which is later than the Company’s previous revenue recognition model.

The Company applied ASC 606 retrospectively and elected to use the disclosure exemption in the transition guidance under which the Company does not disclose prior period information regarding the amount of the transaction price allocated to remaining performance obligations. The cumulative effect of the adoption was recognized as a decrease to Accumulated deficit of $6.9 million on January 1, 2016. The following tables summarize the impact of adoption on the Company’s previously reported financial position and results:

	December 31, 2017
	As reported	Adjustments	As adjusted
	(in thousands)
Balance Sheet
Contract assets	$—	$160	$160
Deferred cost of sales	16,060	(66)	15,994
Deferred taxes	2,953	94	3,047
Accrued expenses and other current liabilities	60,339	(2,271)	58,068
Customer deposits and deferred revenue	108,953	3,079	112,032
Additional paid-in capital	1,053,079	(1,126)	1,051,953
Accumulated deficit	(213,376)	506	(212,870)

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended March 31, 2017
	As reported	Adjustments	As adjusted
	(in thousands, except per share amounts)
Statement of Operations
Net sales	$94,386	$113	$94,499
Cost of sales	60,186	(187)	59,999
Income tax expense (benefit)	(10,282)	(245)	(10,527)
Net income (loss)	1,095	545	1,640
Diluted earnings (loss) per share	0.03	0.01	0.04

The Company’s adoption of the standard had no impact to cash provided by or used in operating, investing, or financing activities on the Consolidated Statements of Cash Flows.

Revenue Recognition

Revenue is recognized upon the transfer of control of the promised product or service to the customer in an amount that reflects the consideration the Company expects to receive in exchange for such product or service. The Company’s contracts with customers generally do not contain variable consideration. In the rare instances where variable consideration is included, the Company estimates the amount of variable consideration and determines what portion of that, if any, has a high probability of significant subsequent revenue reversal, and if so, that amount is excluded from the transaction price. The Company’s contracts with customers frequently contain multiple deliverables, such as systems, upgrades, components, spare parts, installation, maintenance, and service plans. Judgment is required to properly identify the performance obligations within a contract and to determine how the revenue should be allocated among the performance obligations. The Company also evaluates whether multiple transactions with the same customer or related parties should be considered part of a single contract based on an assessment of whether the contracts or agreements are negotiated or executed within a short time frame of each other or if there are indicators that the contracts are negotiated in contemplation of one another.

When there are separate units of accounting, the Company allocates revenue to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling prices are determined based on the prices at which the Company separately sells the systems, upgrades, components, spare parts, installation, maintenance, and service plans. For items that are not sold separately, the Company estimates stand-alone selling prices generally using an expected cost plus margin approach. The maximum revenue recognized at a given point on a contract is limited to the amount for which it is probable that a significant reversal will not occur in the future.

Most of the Company’s revenue is recognized at a point in time when the performance obligation is satisfied. The Company considers many facts when evaluating each of its sales arrangements to determine the timing of revenue recognition, including its contractual obligations and the nature of the customer’s post-delivery acceptance provisions. The Company’s system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For many of these arrangements, a customer source inspection of the system is performed in the Company’s facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that are performed at the customer’s site prior to final acceptance of the system. When the Company objectively demonstrates that the criteria specified in the contractual acceptance provisions are achieved prior to delivery, transfer of control of the product to the customer is considered to have occurred and revenue is recognized upon system delivery since there is no substantive contingency remaining related to the acceptance provisions at that date. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where the Company cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, and the Company does not have a history of meeting the criteria, revenue and the associated costs are deferred and fully recognized upon obtaining objective evidence that the acceptance provisions have been achieved and thus transferring control of the product to the customer, assuming all other revenue recognition criteria have been met.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

In certain cases the Company’s contracts with customers contain a billing retention, typically 10% of the sales price, which is billed by the Company and payable by the customer when field acceptance provisions are completed. Revenue recognized in advance of the amount that has been billed is recorded as a contract asset on the Consolidated Balance Sheets.

The Company recognizes revenue related to maintenance and service contracts over time based upon the respective contract term. Installation revenue is recognized over time as the installation services are performed. The Company recognizes revenue from the sales of components, spare parts, and specified service engagements at a point in time, which is typically consistent with the time of delivery in accordance with the terms of the applicable sales arrangement.

The Company may receive customer deposits on system transactions. The timing of the transfer of goods or services related to the deposits is either at the discretion of the customer or expected to be within one year from the deposit receipt. As such, the Company does not adjust transaction prices for the time value of money. Incremental direct costs incurred related to the acquisition of a customer contract, such as sales commissions, are expensed as incurred since the expected amortization period is one year or less.

The Company has elected to treat shipping and handling costs as a fulfillment activity and therefore such costs are included in cost of services upon shipment of products. Taxes assessed by governmental authorities that are collected by the Company from a customer are excluded from revenue.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain income tax effects of the 2017 Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of ASC Topic 740, Income Taxes (“ASC 740”). Refer to Note 10, “Income Taxes,” for further information on the financial statement impact of the 2017 Tax Act.

Because of the complexity of the new global intangible low-taxed income (“GILTI”) rule, the Company is continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (“period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (“deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI, and if so, what the impact will be. This assessment depends not only on the Company’s current structure and estimated future results of global operations, but also on its intent and ability to modify its structure and/or business. The Company is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act; therefore, the Company has not made any deferred tax adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy election decision regarding whether to record deferred taxes on GILTI.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02: Leases, which generally requires operating lessee rights and obligations to be recognized as assets and liabilities on the Balance Sheet. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the Statement of Operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the Statement of Cash Flows. When the standard is adopted, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. The Company is evaluating the impact of adopting the ASU on the

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

consolidated financial statements.

The Company is also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2016-01, Financial Instruments — Overall, as of January 1, 2018. This ASU requires certain equity investments to be measured at fair value, with changes in fair value recognized in net income. For equity investments without readily observable market prices, the Company measures these investments at cost adjusted for changes in observable prices minus impairment. Changes in measurement are included in “Other, net” in the Consolidated Statements of Operations. This ASU has not had a material impact on the consolidated financial statements upon adoption, and the Company will monitor its cost method investments each reporting period for changes in observable market prices, if any, which may be material in future periods.

The Company adopted ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, as of January 1, 2018. This ASU requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU has not had a material impact on the consolidated financial statements.

The Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash, as of January 1, 2018. This ASU requires the Company to include Restricted cash with Cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the Statement of Cash Flows. This ASU has not had a material impact on the consolidated financial statements.

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

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period under the two-class method. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per share for the three months ended March 31, 2018 and 2017 are as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net income (loss)	$(15,827)	$1,640

Net income (loss) per common share:
Basic	$(0.34)	$0.04
Diluted	$(0.34)	$0.04

Basic weighted average shares outstanding	46,963	39,619
Effect of potentially dilutive share-based awards	—	521
Diluted weighted average shares outstanding	46,963	40,140

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	59	N/A

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	169	N/A

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	2,092	1,499

Maximum potential shares to be issued for settlement of Convertible Senior Notes excluded from the diluted calculation as their effect would be antidilutive	8,618	8,618

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

Ultratech shareholders received (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding on the acquisition date. Approximately $2.7 million of the cash merger consideration is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, related to shareholder appraisal proceedings.

The following table presents unaudited pro forma financial information as if the acquisition of Ultratech had occurred on January 1, 2016:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Three months ended March 31,
2017
(in thousands, except per share amounts)
Net sales	$151,908
Loss before income taxes	(13,461)
Diluted earnings per share	$(0.07)

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2018
Cash equivalents
U.S. treasuries	$6,496	$—	$—	$6,496
Total	$6,496	$—	$—	$6,496

Short-term investments
U.S. treasuries	$42,228	$—	$—	$42,228
Corporate debt	—	10,522	—	10,522
Commercial paper	—	12,380	—	12,380
Total	$42,228	$22,902	$—	$65,130

December 31, 2017
Cash equivalents
U.S. treasuries	$12,490	$—	$—	$12,490
Total	$12,490	$—	$—	$12,490
Short-term investments
U.S. treasuries	$33,895	$—	$—	$33,895
Corporate debt	—	10,886	—	10,886
Commercial paper	—	2,999	—	2,999
Total	$33,895	$13,885	$—	$47,780

There were no transfers between fair value measurement levels during the three months ended March 31, 2018.

At March 31, 2018 and December 31, 2017, the amortized cost and fair value of available-for-sale securities consist of:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2018
U.S. treasuries	$42,245	$—	$(17)	$42,228
Corporate debt	10,540	—	(18)	10,522
Commercial paper	12,379	1	—	12,380
Total	$65,164	$1	$(35)	$65,130

December 31, 2017
U.S. treasuries	$33,914	$—	$(19)	$33,895
Corporate debt	10,894	—	(8)	10,886
Commercial paper	2,999	—	—	2,999
Total	$47,807	$—	$(27)	$47,780

Available-for-sale securities in a loss position at March 31, 2018 and December 31, 2017 consist of:

	March 31, 2018		December 31, 2017
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$37,275	$(17)	$33,895	$(19)
Corporate debt	10,522	(18)	10,886	(8)
Total	$47,797	$(35)	$44,781	$(27)

At March 31, 2018 and December 31, 2017, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at March 31, 2018 were all due in one year or less. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains for the three months ended March 31, 2018 and 2017.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million at both March 31, 2018 and December 31, 2017.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories at March 31, 2018 and December 31, 2017 consist of the following:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	March 31,	December 31,
	2018	2017
	(in thousands)
Materials	$70,621	$59,919
Work-in-process	35,211	37,222
Finished goods	25,132	23,125
Total	$130,964	$120,266

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $11.5 million and $7.6 million at March 31, 2018 and December 31, 2017, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Land	$5,669	$5,669
Building and improvements	59,972	54,449
Machinery and equipment(1)	118,360	126,829
Leasehold improvements	9,523	10,073
Gross property, plant, and equipment	193,524	197,020
Less: accumulated depreciation and amortization	110,424	111,962
Net property, plant, and equipment	$83,100	$85,058

(1)  Machinery and equipment also includes software, furniture and fixtures

For the three months ended March 31, 2018 and 2017, depreciation expense was $4.2 million and $2.9 million, respectively.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the three months ended March 31, 2018.

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined.

The components of purchased intangible assets were as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	March 31, 2018			December 31, 2017
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$307,588	$142,209	$165,379	$307,588	$133,121	$174,467
Customer relationships	164,595	42,703	121,892	164,595	39,336	125,259
In-process R&D	43,340	—	43,340	43,340	—	43,340
Trademarks and tradenames	30,910	5,370	25,540	30,910	4,321	26,589
Other	3,686	3,526	160	3,686	3,498	188
Total	$550,119	$193,808	$356,311	$550,119	$180,276	$369,843

Other intangible assets primarily consist of patents, licenses, and backlog.

Other Assets

Veeco has an ownership interest of less than 20% in a non-marketable investment, Kateeva, Inc. (“Kateeva”), over which Veeco does not exert significant influence. The carrying value of the investment was $21.0 million at March 31, 2018 and December 31, 2017. Additionally, during the three months ended March 31, 2018, the Company made a separate non-marketable investment of $3.5 million. The Company does not exert significant influence over this investment, and its ownership interest is less than 20%. Neither equity investment has a readily observable market price, and therefore the Company has elected to measure these investments at cost, adjusted for changes in observable market prices minus impairment. The investments are included in “Other assets” on the Consolidated Balance Sheets. There were no changes in observable market prices for either investment for the three months ended March 31, 2018. These investments are subject to periodic impairment reviews; as there are no open-market valuations, the impairment analyses require judgment. The analyses include assessments of the companies’ financial condition, the business outlooks for their products and technologies, their projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors.

Note 5 - Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at March 31, 2018 and December 31, 2017 consist of:

	March 31,	December 31,
	2018	2017
	(in thousands)
Payroll and related benefits	$30,890	$32,996
Warranty	6,455	6,532
Interest	2,148	4,430
Professional fees	3,654	3,942
Merger consideration payable	2,662	2,662
Sales, use, and other taxes	1,493	2,144
Restructuring liability	1,390	1,520
Other	5,605	3,842
Total	$54,297	$58,068

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Other liabilities include accruals for costs related to customer training, royalties, and travel.

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2018 include:

(in thousands)
Balance - December 31, 2017	$6,532
Warranties issued	1,647
Consumption of reserves	(1,908)
Changes in estimate	184
Balance - March 31, 2018	$6,455

Restructuring Accruals

During the three months ended March 31, 2018, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. During 2017, the Company substantially completed restructuring activities as part of its initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reducing future investments in certain technology development. In addition, during 2017, the Company began the Ultratech acquisition integration process to enhance efficiencies, resulting in employee terminations and other facility costs.

	Personnel
	Severance and	Facility
	Related Costs	Related Costs	Total
	(in thousands)
Balance - December 31, 2017	$1,520	$—	$1,520
Provision	655	1,868	2,523
Payments	(785)	(1,868)	(2,653)
Balance - March 31, 2018	$1,390	$—	$1,390

Included within restructuring expense in the Consolidated Statements of Operations for the three months ended March 31, 2018 is approximately $0.2 million of non-cash charges related to accelerated share-based compensation for employee terminations.

Customer Deposits and Deferred Revenue

Customer deposits totaled $45.7 million and $41.5 million at March 31, 2018 and December 31, 2017, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

(in thousands)
Balance - December 31, 2017	$70,536
Deferral of revenue	5,360
Recognition of unearned revenue	(27,100)
Balance - March 31, 2018	$48,796

As of March 31, 2018, the Company has approximately $133.2 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 76% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The carrying value of the Convertible Senior Notes is as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Principal amount	$345,000	$345,000
Unamortized debt discount	(60,424)	(63,022)
Unamortized transaction costs	(6,087)	(6,348)
Net carrying value	$278,489	$275,630

Total interest expense related to the Convertible Senior Notes is as follows:

	Three months	Three months
	ended March 31,	ended March 31,
	2018	2017
	(in thousands)
Cash Interest Expense
Coupon interest expense	$2,329	$1,915
Non-Cash Interest Expense
Amortization of debt discount	2,598	1,985
Amortization of transaction costs	261	200
Total Interest Expense	$5,188	$4,100

The Company determined the Convertible Senior Notes is a Level 2 liability in the fair value hierarchy and estimated its fair value as $314.1 million at March 31, 2018.

Other Liabilities

The Company maintains an executive non-qualified deferred compensation plan that was assumed from Ultratech that allows qualifying executives to defer cash compensation. At both March 31, 2018 and December 31, 2017, plan assets approximated $3.4 million representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $4.5 million and $4.7 million, respectively, and is included within “Other liabilities” in the Consolidated Balance Sheets. Other liabilities also included

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

asset retirement obligations at March 31, 2018 and December 31, 2017 of $3.3 million, medical and dental benefits of $2.1 million and $2.2 million, respectively, and acquisition related accruals of $0.2 million, and $0.4 million, respectively.

Note 6 - Commitments and Contingencies

Minimum Lease Commitments

At March 31, 2018, the Company’s total future minimum lease payments under non-cancelable operating leases have not changed significantly from the disclosure in the 2017 Form 10-K.

Purchase Commitments

Veeco has purchase commitments of $160.4 million at March 31, 2018, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2018, outstanding bank guarantees and letters of credit totaled $7.2 million, and unused bank guarantees and letters of credit of $66.3 million were available to be drawn upon.

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

On February 8, 2018, Veeco, AMEC, and SGL announced that they had mutually agreed to settle the pending litigation among the parties and to amicably resolve all pending disputes, including AMEC’s lawsuit against Veeco before the Fujian High Court in China and Veeco’s lawsuit against SGL before the U.S. District Court for the Eastern District of New York. As part of the settlement, all legal actions worldwide (in court, patent offices, and otherwise), between Veeco, AMEC, and

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

SGL, and their affiliates, were dismissed and/or otherwise withdrawn. As a result, all business processes, including sales, service, and importation, were resumed promptly following the settlement.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Receivable Purchase Agreement

In December 2017, the Company entered into a Receivable Purchase Agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $23.0 million at any point in time for a term of one year. There were no sales of accounts receivable under the agreement for the three months ended March 31, 2018, and as of March 31, 2018, the Company maintained $23.0 million available under the agreement for additional sales of trade receivables.

Note 7 — Derivative Financial Instruments

The Company is exposed to financial market risks arising from changes in currency exchange rates. Changes in currency exchange rates could affect the Company’s foreign currency denominated monetary assets and liabilities and forecasted cash flows. The Company entered into monthly forward derivative contracts with the intent of mitigating a portion of this risk. The Company only used derivative financial instruments in the context of hedging and not for speculative purposes and had not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts were recorded as “Other, net” in the Company’s Consolidated Statements of Operations. The Company executed derivative transactions with highly rated financial institutions to mitigate counterparty risk.

A summary of the foreign exchange derivatives outstanding on March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018			December 31, 2017
	Fair	Maturity	Notional	Fair	Maturity	Notional
	Value	Dates	Amounts	Value	Dates	Amounts
(in thousands)
Foreign currency exchange forwards	$—	April 2018	$5,062	$—	January 2018	$622

The following table shows the gains and (losses) from currency exchange derivatives during the three months ended March 31, 2018 and 2017, which are included in “Other, net” in the Consolidated Statements of Operations, as well as the weighted average notional amount of derivatives outstanding for each period:

	Three months ended March 31, 2018		Three months ended March 31, 2017
		Weighted average		Weighted average
	Gains (losses)	notional amount	Gains (losses)	notional amount
(in thousands)
Foreign currency exchange forwards	$17	$930	$—	$—

Note 8 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

		Unrealized
		Gains (Losses) on
	Foreign Currency	Available for Sale
	Translation	Securities	Total
	(in thousands)
Balance - December 31, 2017	$1,839	$(27)	$1,812
Other comprehensive income (loss)	32	(8)	24
Balance - March 31, 2018	$1,871	$(35)	$1,836

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2018.

Note 9 - Share-based compensation

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in thousands)
Cost of sales	$554	$657
Research and development	954	429
Selling, general, and administrative	2,857	3,100
Restructuring	172	—
Total	$4,537	$4,186

For the three months ended March 31, 2018, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2017	1,394	$34.97
Expired or forfeited	(53)	35.45
Balance - March 31, 2018	1,341	$34.95

For the three months ended March 31, 2018, equity activity related to non-vested restricted shares and performance shares was as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2017	1,880	$25.41
Granted	759	19.69
Performance award adjustments	(5)	32.67
Vested	(44)	28.46
Forfeited	(55)	25.87
Balance - March 31, 2018	2,535	$23.62

Note 10 - Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At March 31, 2018, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. If necessary, the year-to-date tax benefit for interim period losses is limited to the amount that could be recognizable at the end of the fiscal year.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affects the Company’s 2018 financial results, including, but not limited to, a reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent; current U.S. taxation of global intangible low-taxed income (“GILTI”) of non-U.S. operations; additional limitations on the deductibility of executive compensation; and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SAB 118, which provides SEC staff guidance for the application of ASC 740 in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s 2017 financial results reflect the income tax effects of the 2017 Tax Act, including provisional amounts for specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is incomplete but for which a reasonable estimate could be determined. The Company is still in the process of evaluating the impacts of the 2017 Tax Act and considers the amounts previously recorded to be provisional, except for the impact of the change in tax rate on the Company’s deferred tax assets and liabilities as of December 31, 2017, for which the accounting is complete. The Company has not adjusted these estimates during the three months ended March 31, 2018 and will complete its analysis and finalize the amounts within the measurement period as provided by SAB 118.

Loss before income taxes and income tax benefit for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017
Loss before income taxes	$(16,057)	$(8,887)
Income tax benefit	$(230)	$(10,527)

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Company’s tax benefit for the three months ended March 31, 2018 was $0.2 million compared to $10.5 million for the comparable prior period. The 2018 tax benefit included a $0.1 million tax expense relating to the Company’s domestic operations and a $0.3 million tax benefit relating to the Company’s non-U.S. operations, compared to 2017 when its benefit included $4.3 million related to domestic operations and $6.2 million related to non-U.S. operations. The current period domestic tax expense is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period non-U.S. tax benefit is primarily attributable to the amortization of intangible assets, offset by tax expense on non-U.S operation profits incurred during the period, as well as foreign withholding taxes on unremitted earnings as of March 31, 2018. The domestic tax benefit for the comparable period is primarily attributable to an income tax benefit for losses incurred during such period, as the deferred tax liability created by the issuance of the Convertible Senior Notes is treated as a source of income in fiscal 2017, offset by a deferred provision related to tax amortization on indefinite-lived intangible assets. The comparable period non-U.S. tax benefit is primarily attributable to the reversal of an uncertain tax position that was determined to be realizable in 2017.

Note 11 - Segment Reporting and Geographic Information

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

LED Lighting, Display & Compound Semiconductor

LED Lighting refers to Light Emitting Diode (“LED”) and semiconductor illumination sources used in various applications including, but not limited to, displays such as backlights, general lighting, automotive running lights, and headlamps. Display refers to LEDs used for displays and Organic Light Emitting Diode (“OLED”) displays found in outdoor display/signage applications, TVs, smartphones, wearable devices, and tablets. Compound Semiconductor includes Photonics, Power Electronics, and Radio Frequency (“RF”) Devices. Photonics refers to laser diodes, Vertical Cavity Surface Emitting Lasers (“VCSEL”) in 3D sensing and communications, and various other optical devices. Power Electronics refers to semiconductor devices such as rectifiers, inverters, and converters for the control and conversion of electric power. RF devices refers to radio frequency emitting and receiving devices that enable wireless communications. Such devices include power amplifiers, switches, and transceivers for applications such as mobile (including handsets and base stations), defense, automobile, and the Internet of Things.

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

Sales by end-market and geographic region for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Sales by end-market
Advanced Packaging, MEMS & RF Filters	$27,153	$10,912
LED Lighting, Display & Compound Semiconductor	89,916	55,148
Front-End Semiconductor	9,457	1,158
Scientific & Industrial	32,048	27,281
Total	$158,574	$94,499
Sales by geographic region
United States	$23,754	$17,046
China	75,395	40,521
EMEA(1)	15,745	22,440
Rest of World	43,680	14,492
Total	$158,574	$94,499

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

Executive Summary

We are a technology company that develops, manufactures, sells, and supports semiconductor/compound semiconductor process equipment aligned to meet the demands of key global trends such as enhanced mobility, increased connectivity, and energy efficiency. Our primary technologies include metal organic chemical vapor deposition (“MOCVD”), advanced packaging lithography, wet etch and clean, laser annealing, ion beam deposition and etch, molecular beam epitaxy, 3D wafer inspection, and atomic layer deposition. These technologies play an integral role in producing LEDs for solid-state lighting and displays and in the fabrication and packaging of advanced semiconductor devices. With equipment designed to optimize performance, yield, and cost of ownership, we hold technology leadership positions in many of these served markets.

We categorize our revenue by the key markets into which we sell. Our four key markets are: Advanced Packaging, MEMS & RF Filters; LED Lighting, Display & Compound Semiconductor; Front-End Semiconductor; and Scientific & Industrial.

Sales in the Advanced Packaging, MEMS & RF Filters market were driven by shipments of lithography systems to Outsourced Semiconductor Assembly & Test companies (“OSATs”) in support of advanced packaging processes such as Fan-Out Wafer Level Packaging (“FOWLP”), Copper Pillar, and Chip on Wafer on Substrate (“CoWoS”). Additionally, we continue to ship Wet Etch and Clean systems to foundry customers in support of advanced packaging and MEMS applications. We anticipate OSATs will continue to add capacity in the future driven by broader technology trends such as artificial intelligence (“AI”), mobile connectivity, autonomous vehicles, big data processing, and 5G infrastructure deployment.

Sales in the LED Lighting, Display & Compound Semiconductor market were driven by the shipment of MOCVD systems into China for general lighting. We also sell MOCVD systems for other applications, including Photonics and RF device applications. We expect growth in this market to be driven by fine-pitch digital signage, automotive lighting, 3D sensing Vertical Cavity Surface Emitting Lasers (“VCSELs”) and laser diodes, 5G RF devices, and power electronics, and have focused our R&D efforts accordingly, where our technology differentiation can provide a significant advantage for our customers. Our broad portfolio of MOCVD and Wet Etch and Clean technologies has been developed to support these applications. We expect margins in the second half of 2018 to be higher than the first half as a result of a shift in our product mix in the LED market.

We continue to build momentum in the Front-End Semiconductor market with sales and orders for our 3D inspection systems and Ion Beam Etch systems for Spin Torque Transfer Magnetic Random Access Memory (“STT-MRAM”). We have received follow-on orders for our 3D inspection system in a 3D NAND application and are in various stages of evaluation with several other NAND, DRAM, and Logic customers. We have partnered with a large semiconductor capital equipment manufacturer to bring our STT-MRAM solution to market to initially enable applications where non-volatility and low power consumption are required, such as Internet of Things (“IoT”).

Sales in the Scientific & Industrial market were supported by shipments of Ion Beam deposition systems for optical coatings and data storage applications, as well as MBE shipments to universities and government laboratories. While equipment demand from each individual market may fluctuate quarter to quarter, the diverse customer base has historically provided a relatively stable revenue stream for the Company.

Results of Operations

For the three months ended March 31, 2018 and 2017

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2018 and 2017 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three months ended March 31,				Change
	2018		2017		Period to Period
	(dollars in thousands)
Net sales	$158,574	100%	$94,499	100%	$64,075	68%
Cost of sales	101,894	64%	59,999	63%	41,895	70%
Gross profit	56,680	36%	34,500	37%	22,180	64%
Operating expenses, net:
Research and development	24,320	15%	14,989	16%	9,331	62%
Selling, general, and administrative	26,383	17%	19,105	20%	7,278	38%
Amortization of intangible assets	13,532	9%	2,867	3%	10,665	372%
Restructuring	2,695	2%	1,338	1%	1,357	101%
Acquisition costs	1,342	1%	1,361	1%	(19)	(1)%
Asset impairment	—	—	463	—	(463)	*
Other, net	(157)	—	(78)	—	(79)	*
Total operating expenses, net	68,115	43%	40,045	42%	28,070	70%
Operating income (loss)	(11,435)	(7)%	(5,545)	(6)%	(5,890)	*
Interest income (expense), net	(4,622)	(3)%	(3,342)	(4)%	(1,280)	*
Income (loss) before income taxes	(16,057)	(10)%	(8,887)	(9)%	(7,170)	*
Income tax expense (benefit)	(230)	—	(10,527)	(11)%	10,297	*
Net income (loss)	$(15,827)	(10)%	$1,640	2%	$(17,467)	*

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three months ended March 31,				Change
	2018		2017		Period to Period
	(dollars in thousands)
Sales by market
Advanced Packaging, MEMS & RF Filters	$27,153	17%	$10,912	12%	$16,241	149%
LED Lighting, Display & Compound Semiconductor	89,916	57%	55,148	58%	34,768	63%
Front-End Semiconductor	9,457	6%	1,158	1%	8,299	717%
Scientific & Industrial	32,048	20%	27,281	29%	4,767	17%
Total	$158,574	100%	$94,499	100%	$64,075	68%
Sales by geographic region
United States	$23,754	15%	$17,046	18%	$6,708	39%
China	75,395	47%	40,521	43%	34,874	86%
EMEA	15,745	10%	22,440	24%	(6,695)	(30)%
Rest of World	43,680	28%	14,492	15%	29,188	201%
Total	$158,574	100%	$94,499	100%	$64,075	68%

Total sales increased across all market categories for the three months ended March 31, 2018 against the comparable prior year period, driven by increased sales to LED manufacturers, as well as additional sales from the Ultratech business acquired in May 2017, primarily in the Advanced Packaging, MEMS & RF Filters and Front-End Semiconductor markets. Pricing was not a significant driver of the change in total sales. By geography, sales increased in the China, Rest of World, and United States regions, offset by a decrease in the EMEA region. The most significant increases occurred in the China and Rest of World regions, which was largely attributable to the increased sales in the LED Lighting, Display & Compound Semiconductor market, as well as additional sales from the Ultratech business acquired. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Orders increased to $154.5 million for the three months ended March 31, 2018 from $107.3 million for the comparable prior year period. The increase in orders was primarily attributable to an increase in orders in the Front-End Semiconductor and Advanced Packaging, MEMS, and RF Filters markets of $30.9 million and $17.1 million, respectively, including additional bookings from the Ultratech business.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. A ratio greater than one indicates we are adding orders faster than we are recognizing revenue. For the three months ended March 31, 2018, the ratio was 1.0, compared to 1.1 for the comparable prior period. Our backlog at March 31, 2018 was $331.1 million, compared to $334.3 million at December 31, 2017. During the three months ended March 31, 2018, we increased backlog by approximately $2.9 million relating to the adoption of ASC Topic 606, Revenue from Contracts with Customers, while adjusting for a decrease in backlog of approximately $2.0 million relating to orders that no longer met our bookings criteria.

Gross Profit

In the first quarter of 2018, gross profit increased compared to the first quarter of 2017 due to an increase in sales volume, including the acquisition of Ultratech, partially offset by decreased gross margins as a result of a shift in our product mix in the LED market. We expect gross margins in the second half of 2018 to be higher than the first half.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives.

Research and development expenses increased for the three months ended March 31, 2018 against the comparable prior period, primarily as a result of the addition of the acquired Ultratech research and development related projects, as well as increased consulting fees.

Selling, General, and Administrative

Selling, general, and administrative expenses increased primarily due to the addition of the acquired Ultratech related selling, general, and administrative costs, as well as increased professional and legal fees.

Amortization Expense

The increase in amortization expense is a result of the additional intangibles acquired as part of the acquisition of Ultratech.

Acquisition Costs

Acquisition costs are non-recurring charges incurred in connection with the acquisition of the Ultratech business, as well as legal and professional fees incurred in connection with certain integration activities.

Restructuring Expense

During the three months ended March 31, 2018, additional accruals were recognized and payments made related to previous years’ restructuring initiatives. Restructuring expense for the quarter ended March 31, 2018 included non-cash charges of $0.2 million related to accelerated share-based compensation for employee terminations. During 2017, we substantially completed restructuring activities as part of our initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reducing future investments in certain technology development. In addition, during 2017, we began the Ultratech acquisition integration process to enhance efficiencies, resulting in additional employee terminations and other facility costs.

Interest Income (Expense)

We recorded net interest expense of $4.6 million for the three months ended March 31, 2018, compared to $3.3 million for the comparable prior period. The increase in net interest expense is primarily attributable to the Convertible Senior Notes issued in January 2017 that were outstanding for the full period in 2018, compared to a partial period in 2017. Included in interest expense for the three months ended March 31, 2018 and 2017 were non-cash charges of $2.9 million and $2.2 million, respectively, related to the Convertible Senior Notes.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain income tax effects of the 2017 Tax Act are reflected in our financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides SEC staff guidance regarding the application of ASC Topic 740, Income Taxes (“ASC 740”), and the disclosures required due to the enactment of the 2017 Tax Act. Refer to Note 10, “Income Taxes,” in the Notes to the Consolidated Financial Statements for further information on the financial statement impact of the 2017 Tax Act.

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax benefit for the three months ended March 31, 2018 was $0.2 million compared to $10.5 million for the comparable prior period. The 2018 tax benefit included a $0.1 million tax expense relating to our domestic operations and a $0.3 million tax benefit relating to our non-U.S. operations, compared to 2017 when our benefit included $4.3 million related to domestic operations and $6.2 million related to our non-U.S. operations. The current period domestic tax expense is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

The current period non-U.S. tax benefit is primarily attributable to the amortization of intangible assets, offset by tax expense on non-U.S operation profits incurred during the period, as well as foreign withholding taxes on unremitted earnings as of March 31, 2018. The domestic tax benefit for the comparable period is primarily attributable to an income tax benefit for losses incurred during such period, as the deferred tax liability created by the issuance of the Convertible Senior Notes is treated as a source of income in fiscal 2017, offset by a deferred provision related to tax amortization on indefinite-lived intangible assets. The comparable period non-U.S. tax benefit is primarily attributable to the reversal of an uncertain tax position that was determined to be realizable in 2017.

Liquidity and Capital Resources

Our cash and cash equivalents, short-term investments, and restricted cash are as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$245,525	$279,736
Restricted cash	841	847
Short-term investments	65,130	47,780
Total	$311,496	$328,363

At March 31, 2018 and December 31, 2017, cash and cash equivalents of $180.5 million and $214.3 million, respectively, were held outside the United States. As of March 31, 2018, we had $143.3 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of foreign tax and R&D credit carryforwards. Approximately $38.1 million of undistributed earnings will be subject to foreign withholding taxes of approximately $3.2 million if distributed back to the U.S. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our Convertible Senior Notes due 2023.

A summary of the cash flow activity for the three months ended March 31, 2018 and 2017 is as follows:

Cash Flows from Operating Activities

	Three months ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	$(15,827)	$1,640
Non-cash items:
Depreciation and amortization	17,726	5,799
Non-cash interest expense	2,859	2,185
Deferred income taxes	(269)	(6,246)
Share-based compensation expense	4,537	4,186
Asset impairment	—	463
Other	—	92
Changes in operating assets and liabilities	(20,833)	(1,787)
Net cash provided by (used in) operating activities	$(11,807)	$6,332

Net cash used in operating activities was $11.8 million for the three months ended March 31, 2018 and was due to net loss of $15.8 million plus adjustments for non-cash items of $24.8 million, offset by a decrease in cash flow from operating activities due to changes in operating assets and liabilities of $20.8 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivable and decreases in customer deposits and deferred revenue.

Cash Flows from Investing Activities

	Three months ended March 31,
	2018	2017
	(in thousands)
Capital expenditures	$(2,259)	$(4,187)
Changes in investments, net	(20,300)	(191,730)
Net cash provided by (used in) investing activities	$(22,559)	$(195,917)

The cash used in investing activities during the three months ended March 31, 2018 was attributable to net changes in investments as well as capital expenditures. In 2017, as part of our efforts to streamline operations, enhance efficiency, and reduce costs, we made certain investments in our facilities to support the consolidation activities. These activities were substantially completed in 2017.

Cash Flows from Financing Activities

	Three months ended March 31,
	2018	2017
	(in thousands)
Net proceeds from employee equity programs	$709	$124
Purchases of common stock	(592)	—
Proceeds from long-term debt borrowings	—	335,752
Repayments of long-term debt	—	(89)
Net cash provided by (used in) financing activities	$117	$335,787

The cash provided by financing activities for the three months ended March 31, 2018 was related to the net proceeds from employee equity programs, partially offset by purchases of common stock. The cash provided by financing activities for the three months ended March 31, 2017 was primarily related to the net cash proceeds received from the issuance of the Convertible Senior Notes in January 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $65.1 million at March 31, 2018. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2018, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.4 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Changes in currency exchange rates could affect our foreign currency denominated monetary assets and liabilities and forecasted cash flows. We entered into monthly forward derivative contracts with the intent of mitigating a portion of this risk. We only used derivative financial instruments in the context of hedging and not for speculative purposes and had not designated our foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts were recorded as “Other, net” in our Consolidated Statements of Operations. We executed derivative transactions with highly rated financial institutions to mitigate counterparty risk.

Our net sales to customers located outside of the United States represented approximately 85% and 82% of our total net sales for the three months ended March 31, 2018 and 2017, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our net sales denominated in currencies other than the U.S. dollar represented approximately 1% and 3% of total net sales for the three months ended March 31, 2018 and 2017, respectively.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2018. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. We implemented additional internal controls around the adoption of this new accounting standard to ensure we adequately evaluated our contracts and properly assessed the impact on our financial statements. There were no other changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting for the quarter ended March 31, 2018.

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

On February 8, 2018, Veeco, AMEC, and SGL announced that they had mutually agreed to settle the pending litigation among the parties and to amicably resolve all pending disputes, including AMEC’s lawsuit against Veeco before the Fujian High Court in China and Veeco’s lawsuit against SGL before the U.S. District Court for the Eastern District of New York. As part of the settlement, all legal actions worldwide (in court, patent offices, and otherwise), between Veeco, AMEC, and SGL, and their affiliates, were dismissed and/or otherwise withdrawn. As a result, all business processes, including sales, service, and importation, were resumed promptly following the settlement.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our 2017 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the first quarter of 2018 is as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
	(in thousands, except average price paid per share)
January 1, 2018 - January 28, 2018	—	$—	—	$96,982
January 29, 2018 - March 4, 2018	30	14.69	30	96,539
March 5, 2018 - April 1, 2018	—	—	—	96,539

On December 11, 2017, Veeco’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s outstanding common stock to be completed through December 11, 2019. At March 31, 2018, $3.5 million of the $100 million had been utilized. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2018.				*
10.2	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2018.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**

*                                         Filed herewith

**                                  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2018.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer