Form 10-Q
period 2018-06-30
VEECO INSTRUMENTS INC
filed 2018-08-02
CIK 103145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 25, 2018
par value $0.01 per share	48,791,282

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$196,429	$279,736
Restricted cash	838	847
Short-term investments	65,023	47,780
Accounts receivable, net	133,750	98,866
Contract assets	4,931	160
Inventories	145,939	120,266
Deferred cost of sales	205	15,994
Prepaid expenses and other current assets	28,580	33,437
Total current assets	575,695	597,086
Property, plant, and equipment, net	79,268	85,058
Intangible assets, net	93,582	369,843
Goodwill	307,131	307,131
Deferred income taxes	2,172	3,047
Other assets	30,261	25,310
Total assets	$1,088,109	$1,387,475

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65,090	$50,318
Accrued expenses and other current liabilities	55,274	58,068
Customer deposits and deferred revenue	73,459	112,032
Income taxes payable	1,782	3,846
Total current liabilities	195,605	224,264
Deferred income taxes	7,784	36,845
Long-term debt	281,401	275,630
Other liabilities	9,389	10,643
Total liabilities	494,179	547,382
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 48,734,582 and 48,229,251 shares issued at June 30, 2018 and December 31, 2017, respectively; 48,734,582 and 48,144,416 shares outstanding at June 30, 2018 and December 31, 2017, respectively.	487	482
Additional paid-in capital	1,057,962	1,051,953
Accumulated deficit	(466,331)	(212,870)
Accumulated other comprehensive income	1,812	1,812
Treasury stock, at cost, 84,835 shares at December 31, 2017.	—	(1,284)
Total stockholders’ equity	593,930	840,093
Total liabilities and stockholders’ equity	$1,088,109	$1,387,475

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$157,779	$112,218	$316,353	$206,717
Cost of sales	102,384	76,371	204,278	136,371
Gross profit	55,395	35,847	112,075	70,346
Operating expenses, net:
Research and development	24,930	18,619	49,250	33,608
Selling, general, and administrative	24,274	22,698	50,657	41,801
Amortization of intangible assets	10,386	6,354	23,918	9,221
Restructuring	2,917	3,257	5,612	4,595
Acquisition costs	1,316	14,133	2,657	15,494
Asset impairment	252,343	675	252,343	1,138
Other, net	443	(10)	286	(87)
Total operating expenses, net	316,609	65,726	384,723	105,770
Operating income (loss)	(261,214)	(29,879)	(272,648)	(35,424)
Interest income	819	782	1,443	1,575
Interest expense	(5,264)	(5,061)	(10,511)	(9,196)
Income (loss) before income taxes	(265,659)	(34,158)	(281,716)	(43,045)
Income tax expense (benefit)	(28,025)	(13,341)	(28,255)	(23,868)
Net income (loss)	$(237,634)	$(20,817)	$(253,461)	$(19,177)

Income (loss) per common share:
Basic	$(5.02)	$(0.49)	$(5.35)	$(0.47)
Diluted	$(5.02)	$(0.49)	$(5.35)	$(0.47)

Weighted average number of shares:
Basic	47,311	42,656	47,332	41,160
Diluted	47,311	42,656	47,332	41,160

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(237,634)	$(20,817)	$(253,461)	$(19,177)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	8	53	—	(61)
Foreign currency translation	(32)	9	—	24
Total other comprehensive income (loss), net of tax	(24)	62	—	(37)

Total comprehensive income (loss)	$(237,658)	$(20,755)	$(253,461)	$(19,214)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(253,461)	$(19,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,306	15,620
Non-cash interest expense	5,771	4,887
Deferred income taxes	(27,658)	(20,101)
Share-based compensation expense	9,441	13,806
Asset impairment	252,343	1,138
Provision for bad debts	—	92
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(39,655)	(2,485)
Inventories and deferred cost of sales	(9,890)	20,338
Prepaid expenses and other current assets	4,868	608
Accounts payable and accrued expenses	11,761	(7,107)
Customer deposits and deferred revenue	(38,573)	(12,608)
Income taxes receivable and payable, net	(4,189)	129
Long-term income tax liability	—	(4,877)
Other, net	(504)	148
Net cash provided by (used in) operating activities	(57,440)	(9,589)

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	—	(399,478)
Capital expenditures	(3,796)	(10,057)
Proceeds from the sale of investments	45,365	235,586
Payments for purchases of investments	(65,400)	(219,141)
Net cash provided by (used in) investing activities	(23,831)	(393,090)

Cash Flows from Financing Activities
Cash withholdings for employee stock purchase plan	2,039	1,498
Restricted stock tax withholdings	(2,859)	(6,294)
Purchases of common stock	(1,225)	—
Proceeds from long-term debt borrowings	—	335,751
Principal payments on long-term debt	—	(180)
Net cash provided by (used in) financing activities	(2,045)	330,775

Effect of exchange rate changes on cash and cash equivalents	—	24
Net increase (decrease) in cash, cash equivalents, and restricted cash	(83,316)	(71,880)
Cash, cash equivalents, and restricted cash - beginning of period	280,583	277,444
Cash, cash equivalents, and restricted cash - end of period	$197,267	$205,564

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,692	$65
Income taxes paid	3,563	1,422
Non-cash operating and financing activities
Net transfer of inventory to property, plant, and equipment	6	33

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

	December 31, 2017
	as reported	Adjustments	as adjusted
	(in thousands)
Balance Sheet
Contract assets	—	160	160
Deferred cost of sales	16,060	(66)	15,994
Deferred income taxes	2,953	94	3,047
Accrued expenses and other current liabilities	60,339	(2,271)	58,068
Customer deposits and deferred revenue	108,953	3,079	112,032
Additional paid-in capital	1,053,079	(1,126)	1,051,953
Accumulated deficit	(213,376)	506	(212,870)

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended June 30, 2017			Six months ended June 30, 2017
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
	(in thousands, except per share amounts)
Statement of Operations
Net sales	$115,066	$(2,848)	$112,218	$209,452	$(2,735)	$206,717
Cost of sales	76,346	25	76,371	136,533	(162)	136,371
Income tax expense (benefit)	(12,897)	(444)	(13,341)	(23,179)	(689)	(23,868)
Net income (loss)	(18,388)	(2,429)	(20,817)	(17,293)	1,884	(19,177)
Diluted earnings (loss) per	(0.43)	(0.06)	(0.49)	(0.42)	(0.05)	(0.47)

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

Most of the Company’s revenue is recognized at a point in time when the performance obligation is satisfied. The Company considers many facts when evaluating each of its sales arrangements to determine the timing of revenue recognition, including its contractual obligations and the nature of the customer’s post-delivery acceptance provisions. The Company’s system sales arrangements, including certain upgrades, generally include field acceptance provisions that may include functional or mechanical test procedures. For many of these arrangements, a customer source inspection of the system is performed in the Company’s facility or test data is sent to the customer documenting that the system is functioning to the agreed upon specifications prior to delivery. Historically, such source inspection or test data replicates the field acceptance provisions that are performed at the customer’s site prior to final acceptance of the system. When the Company objectively demonstrates that the criteria specified in the contractual acceptance provisions are achieved prior to delivery, transfer of control of the product to the customer is considered to have occurred and revenue is recognized upon system delivery since there is no substantive contingency remaining related to the acceptance provisions at that date. For new products, new applications of existing products, or for products with substantive customer acceptance provisions where the Company cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue and the associated costs are deferred. The Company recognizes such revenue and costs upon obtaining objective evidence that the acceptance provisions can be achieved, assuming all other revenue recognition criteria have been met.

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

The Company has elected to treat shipping and handling costs as a fulfillment activity, and such costs are included in cost of services when the Company recognizes revenue for the related goods. Taxes assessed by governmental authorities that are collected by the Company from a customer are excluded from revenue.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02: Leases, which generally requires operating lessee rights and obligations to be recognized as assets and liabilities on the balance sheet. In addition, interest on lease liabilities is to be recognized separately from the amortization of right-of-use assets in the Statement of Operations. Further, payments of the principal portion of lease liabilities are to be classified as financing activities while payments of interest on lease liabilities and variable lease payments are to be classified as operating activities in the Statement of Cash Flows. When the standard is adopted, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

15, 2018, with early application permitted. The Company is evaluating the impact of adopting the ASU on the consolidated financial statements.

The Company is also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2016-01, Financial Instruments — Overall, as of January 1, 2018. This ASU requires certain equity investments to be measured at fair value, with changes in fair value recognized in net income. The Company measures equity investments without readily observable market prices at cost, adjusted for changes in observable prices minus impairment. Changes in measurement are included in “Other, net” in the Consolidated Statements of Operations. This ASU has not had a material impact on the consolidated financial statements upon adoption, and the Company will monitor its equity investments each reporting period for changes in observable market prices, if any, which may be material in future periods.

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

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period under the two-class method. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and non-participating share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2018 and 2017 are as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income (loss)	$(237,634)	$(20,817)	$(253,461)	$(19,177)

Net income (loss) per common share:
Basic	$(5.02)	$(0.49)	$(5.35)	$(0.47)
Diluted	$(5.02)	$(0.49)	$(5.35)	$(0.47)

Basic weighted average shares outstanding	47,311	42,656	47,332	41,160
Effect of potentially dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	47,311	42,656	47,332	41,160

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	17	228	17	228

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	22	330	23	294

Potentially dilutive non-participating shares excluded from the diluted calculation as their effect would be antidilutive	2,706	1,265	2,204	1,462

Maximum potential shares to be issued for settlement of Convertible Senior Notes excluded from the diluted calculation as their effect would be antidilutive	8,618	8,618	8,618	8,618

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

Ultratech shareholders received (i) $21.75 per share in cash and (ii) 0.2675 of a share of Veeco common stock for each Ultratech common share outstanding on the acquisition date. Approximately $2.7 million of the cash merger consideration is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, related to shareholder appraisal proceedings. See Note 6, “Commitments and Contingencies” -Legal Proceedings, for additional information.

The following table presents unaudited pro forma financial information as if the acquisition of Ultratech had occurred on January 1, 2016:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended June 30,	Six months ended June 30,
	2017	2017
	(in thousands, except per share amounts)
Net sales	$125,551	$277,459
Loss before income taxes	(33,782)	(47,243)
Diluted earnings per share	$(0.67)	$(0.74)

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

(v)                                 Additional interest expense related to the Convertible Senior Notes (see Note 5, “Liabilities”) as if the Notes had been issued on January 1, 2016.

(vi)                              Income tax expense (benefit) was adjusted for the impact of the above adjustments for each period.

(vii)                           All shares issued in connection with the acquisition were considered outstanding as of January 1, 2016 for purposes of calculating diluted earnings per share.

During the second quarter of 2018, the Company lowered its projected results for the Ultratech asset group and determined that the revised projections were significantly lower than projected results at the time of the acquisition and that these revised projections required the Company to assess the Ultratech asset group for impairment. See Note 4, “Assets” - Intangible Assets, for additional information.

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2018
Short-term investments
U.S. treasuries	$44,488	$—	$—	$44,488
Corporate debt	—	8,604	—	8,604
Commercial paper	—	11,931	—	11,931
Total	$44,488	$20,535	$—	$65,023

December 31, 2017
Cash equivalents
U.S. treasuries	$12,490	$—	$—	$12,490
Total	$12,490	$—	$—	$12,490
Short-term investments
U.S. treasuries	$33,895	$—	$—	$33,895
Corporate debt	—	10,886	—	10,886
Commercial paper	—	2,999	—	2,999
Total	$33,895	$13,885	$—	$47,780

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2018.

At June 30, 2018 and December 31, 2017, the amortized cost and fair value of available-for-sale securities consist of:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2018
U.S. treasuries	$44,501	$1	$(14)	$44,488
Corporate debt	8,619	—	(15)	8,604
Commercial paper	11,930	1	—	11,931
Total	$65,050	$2	$(29)	$65,023

December 31, 2017
U.S. treasuries	$33,914	$—	$(19)	$33,895
Corporate debt	10,894	—	(8)	10,886
Commercial paper	2,999	—	—	2,999
Total	$47,807	$—	$(27)	$47,780

Available-for-sale securities in a loss position at June 30, 2018 and December 31, 2017 consist of:

	June 30, 2018		December 31, 2017
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$25,387	$(14)	$33,895	$(19)
Corporate debt	8,604	(15)	10,886	(8)
Total	$33,991	$(29)	$44,781	$(27)

At June 30, 2018 and December 31, 2017, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at June 30, 2018 were all due in one year or less. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses for the three and six months ended June 30, 2018 and minimal realized gains for the three and six months ending June 30, 2017.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million at both June 30, 2018 and December 31, 2017.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories at June 30, 2018 and December 31, 2017 consist of the following:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	June 30,	December 31,
	2018	2017
	(in thousands)
Materials	$74,571	$59,919
Work-in-process	44,301	37,222
Finished goods	27,067	23,125
Total	$145,939	$120,266

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $11.6 million and $7.6 million at June 30, 2018 and December 31, 2017, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Land	$5,669	$5,669
Building and improvements	59,301	54,449
Machinery and equipment(1)	120,467	126,829
Leasehold improvements	8,750	10,073
Gross property, plant, and equipment	194,187	197,020
Less: accumulated depreciation and amortization	114,919	111,962
Net property, plant, and equipment	$79,268	$85,058

(1) Machinery and equipment also includes software, furniture and fixtures

For the three and six months ended June 30, 2018, depreciation expense was $4.2 million and $8.4 million, respectively, and $3.5 million and $6.4 million for the comparable 2017 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the six months ended June 30, 2018.

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined.

During the second quarter of 2018, the Company lowered its projected results for the Ultratech asset group. The revised projections were significantly lower than the projected results at the time of the acquisition. The lower than expected unit volume of certain smartphones, which incorporate advanced packaging methods such as Fan-Out Wafer Level Packaging (“FOWLP”), and the delay in the adoption of FOWLP advanced packaging by other electronics manufacturers has slowed

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

orders and reduced revenue projections for the Company’s advanced packaging lithography systems. In addition, there has been a delay in the build out of 28nm facilities by companies in China who were expected to purchase the Company’s Laser Spike Anneal (“LSA”) systems. Taken together, the reduced projections required the Company to assess the Ultratech asset group for impairment. As a result of the analysis, which included projected cash flows that required the use of unobservable inputs, the Company recorded non-cash impairment charges of $216.4 million and $35.9 million related to definite-lived intangible assets and in-process research and development assets, respectively, during the second quarter of 2018.

The components of purchased intangible assets were as follows:

	June 30, 2018			December 31, 2017
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$307,588	$260,471	$47,117	$307,588	$133,121	$174,467
Customer relationships	164,595	133,393	31,202	164,595	39,336	125,259
In-process R&D	43,340	35,900	7,440	43,340	—	43,340
Trademarks and tradenames	30,910	23,221	7,689	30,910	4,321	26,589
Other	3,686	3,552	134	3,686	3,498	188
Total	$550,119	$456,537	$93,582	$550,119	$180,276	$369,843

Other intangible assets primarily consist of patents, licenses, and backlog.

Based on the revised intangible asset values resulting from the impairment recorded during the period ended June 30, 2018, the remaining estimated annual amortization expense, excluding in-process R&D, is expected to be as follows:

Amortization
(in thousands)
2018	$8,196
2019	16,211
2020	15,285
2021	12,164
2022	9,829
Thereafter	24,457
Total	$86,142

Other Assets

Veeco has an ownership interest of less than 20% in a non-marketable investment, Kateeva, Inc. (“Kateeva”), over which Veeco does not exert significant influence. The carrying value of the investment was $21.0 million at June 30, 2018 and December 31, 2017. Additionally, during the six months ended June 30, 2018, the Company made a separate non-marketable investment of $3.5 million. The Company does not exert significant influence over this investment, and its ownership interest is less than 20%. Neither equity investment has a readily observable market price, and therefore the Company has elected to measure these investments at cost, adjusted for changes in observable market prices minus impairment. The investments are included in “Other assets” on the Consolidated Balance Sheets. There were no changes in observable market prices for either investment for the six months ended June 30, 2018. These investments are subject to periodic impairment reviews; as there are no open-market valuations, the impairment analyses require judgment. The analyses include assessments of the companies’ financial condition, the business outlooks for their products and

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

technologies, their projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors.

Note 5 - Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at June 30, 2018 and December 31, 2017 consist of:

	June 30,	December 31,
	2018	2017
	(in thousands)
Payroll and related benefits	$25,910	$32,996
Warranty	6,889	6,532
Interest	4,477	4,430
Professional fees	3,807	3,942
Merger consideration payable	2,662	2,662
Sales, use, and other taxes	891	2,144
Restructuring liability	2,178	1,520
Other	8,460	3,842
Total	$55,274	$58,068

Other liabilities include accruals for costs related to customer training, royalties, and travel.

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2018 include:

(in thousands)
Balance - December 31, 2017	$6,532
Warranties issued	3,514
Consumption of reserves	(3,444)
Changes in estimate	287
Balance - June 30, 2018	$6,889

Restructuring Accruals

During 2017, the Company substantially completed its restructuring activities related to its initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reduced investments in certain technology development. In addition, during 2017, the Company began the Ultratech acquisition integration process to enhance efficiencies, resulting in reductions in headcount and other facility costs. During the six months ended June 30, 2018, additional accruals were recognized and payments were made related to prior year restructuring initiatives.

During the second quarter of 2018, the Company initiated plans to further reduce excess capacity associated with the

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

manufacture and support of the Company’s advanced packaging lithography and 3D wafer inspection systems by consolidating these operations into its San Jose, California facility. As a result of this and other cost saving initiatives, the Company announced headcount reduction of approximately 40 employees and recorded restructuring charges related to these actions of $1.7 million, consisting principally of personnel severance and related costs. The Company expects the consolidation to be completed in the first quarter of 2019. Over the next few quarters, the Company expects to incur additional restructuring costs of $2 million to $4 million as it completes these activities.

	Personnel
	Severance and	Facility
	Related Costs	Related Costs	Total
	(in thousands)
Balance - December 31, 2017	$1,520	$—	$1,520
Provision	2,412	2,371	4,783
Payments	(1,754)	(2,371)	(4,125)
Balance - June 30, 2018	$2,178	$—	$2,178

Included within restructuring expense in the Consolidated Statements of Operations for the six months ended June 30, 2018 is approximately $0.8 million of non-cash charges related to accelerated share-based compensation for employee terminations.

Customer Deposits and Deferred Revenue

Customer deposits totaled $25.2 million and $41.5 million at June 30, 2018 and December 31, 2017, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2017	$70,536
Deferral of revenue	9,608
Recognition of previously deferred revenue	(31,867)
Balance - June 30, 2018	$48,277

As of June 30, 2018, the Company has approximately $91.4 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 74% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The carrying value of the Convertible Senior Notes is as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	June 30,	December 31,
	2018	2017
	(in thousands)
Principal amount	$345,000	$345,000
Unamortized debt discount	(57,779)	(63,022)
Unamortized transaction costs	(5,820)	(6,348)
Net carrying value	$281,401	$275,630

Total interest expense related to the Convertible Senior Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cash Interest Expense
Coupon interest expense	$2,329	$2,329	$4,658	$4,244
Non-Cash Interest Expense
Amortization of debt discount	2,646	2,455	5,243	4,440
Amortization of transaction costs	266	247	528	447
Total Interest Expense	$5,241	$5,031	$10,429	$9,131

The Company determined the Convertible Senior Notes is a Level 2 liability in the fair value hierarchy and estimated its fair value as $304.3 million at June 30, 2018.

Other Liabilities

As part of the acquisition of Ultratech, the Company assumed an executive non-qualified deferred compensation plan that allowed qualifying executives to defer cash compensation. The plan was frozen at the time of acquisition and no further contributions have been made. At June 30, 2018 and December 31, 2017, plan assets approximated $3.5 million and $3.4 million, respectively, representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $4.0 million and $4.7 million, respectively, and is included within “Other liabilities” in the Consolidated Balance Sheets. Other liabilities also include asset retirement obligations of $3.3 million at both June 30, 2018 and December 31, 2017, and medical and dental benefits of $2.1 million and $2.2 million, respectively.

Note 6 - Commitments and Contingencies

Minimum Lease Commitments

At June 30, 2018, the Company’s total future minimum lease payments under non-cancelable operating leases have not changed significantly from the disclosure in the 2017 Form 10-K.

Purchase Commitments

Veeco has purchase commitments of $157.1 million at June 30, 2018, substantially all of which become due within one year.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2018, outstanding bank guarantees and letters of credit totaled $7.6 million, and unused bank guarantees and letters of credit of $65.0 million were available to be drawn upon.

Legal Proceedings

On September 21, 2017, Blueblade Capital Opportunities LLC et al. (“Blueblade”), on behalf of purported beneficial owners of 440,100 shares of Ultratech common stock, filed an action against Ultratech in Delaware Court of Chancery requesting an appraisal of the value of their Ultratech stock pursuant to 8 Del. C. §262. On June 22, 2018, Veeco, Ultratech, and Blueblade agreed to settle this action. As part of the settlement, the appraisal action was dismissed with prejudice.

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition. The complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. Veeco believes this lawsuit is without merit and intends to vigorously contest this matter.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Receivable Purchase Agreement

In December 2017, the Company entered into a Receivable Purchase Agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $23.0 million at any point in time for a term of one year. There were no sales of accounts receivable under the agreement for the six months ended June 30, 2018, and as of June 30, 2018, the Company maintained $23.0 million available under the agreement for additional sales of trade receivables.

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

A summary of the foreign exchange derivatives outstanding on June 30, 2018 and December 31, 2017 is as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	June 30, 2018			December 31, 2017
	Fair	Maturity	Notional	Fair	Maturity	Notional
	Value	Dates	Amounts	Value	Dates	Amounts
(in thousands)
Foreign currency exchange forwards	$23	July 2018	$4,810	$—	January 2018	$622

The following table shows the gains and (losses) from currency exchange derivatives during the three and six months ended June 30, 2018 and 2017, which are included in “Other, net” in the Consolidated Statements of Operations, as well as the weighted average notional amount of derivatives outstanding for each period:

	Three months ended June 30, 2018		Three months ended June 30, 2017
		Weighted average		Weighted average
	Gains (losses)	notional amount	Gains (losses)	notional amount
(in thousands)
Foreign currency exchange forwards	$199	$5,376	$—	$273

	Six months ended June 30, 2018		Six months ended June 30, 2017
		Weighted average		Weighted average
	Gains (losses)	notional amount	Gains (losses)	notional amount
(in thousands)
Foreign currency exchange forwards	$216	$2,392	$—	$273

Note 8 - Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
	Foreign Currency	Gains (Losses) on Available for Sale
	Translation	Securities	Total
	(in thousands)
Balance - December 31, 2017	$1,839	$(27)	$1,812
Other comprehensive income (loss)	—	—	—
Balance - June 30, 2018	$1,839	$(27)	$1,812

There were minimal reclassifications from AOCI into net income for the six months ended June 30, 2018.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of sales	$536	$500	$1,090	$1,157
Research and development	1,065	708	2,019	1,137
Selling, general, and administrative	2,646	3,368	5,503	6,468
Restructuring	657	841	829	841
Acquisition costs	—	4,203	—	4,203
Total	$4,904	$9,620	$9,441	$13,806

For the six months ended June 30, 2018, equity activity related to stock options was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2017	1,394	$34.97
Expired or forfeited	(118)	37.42
Balance - June 30, 2018	1,276	$34.75

For the six months ended June 30, 2018, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2017	1,880	$25.41
Granted	824	19.39
Performance award adjustments	(5)	32.67
Vested	(468)	26.19
Forfeited	(109)	26.06
Balance - June 30, 2018	2,122	$22.85

Note 10 - Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At June 30, 2018, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affects the Company’s 2018 financial results, including, but not limited to; a reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent; current U.S. taxation of global intangible low-taxed income (“GILTI”) of non-U.S. operations; additional limitations on the deductibility of executive compensation; and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SAB 118, which provides SEC staff guidance for the application of ASC 740 in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s 2017 financial results reflect the income tax effects of the 2017 Tax Act, including provisional amounts for specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is incomplete but for which a reasonable estimate could be determined. During the second quarter of 2018, the Company recognized an income tax benefit of $1.6 million related to the alternative minimum tax credits that became refundable in accordance with the 2017 Tax Act. The Company is still in the process of evaluating the impacts of the 2017 Tax Act and considers the amounts previously recorded to be provisional, except for the tax benefit of alternative minimum tax credits and the impact of the change in tax rate on the Company’s deferred tax assets and liabilities as of December 31, 2017, for which the accounting is complete. The Company will complete its analysis and finalize the amounts by the end of the fourth quarter of 2018, which is within the measurement period as provided by SAB 118.

During the second quarter of 2018, the Company also recognized a tax benefit of $25.3 million primarily due to the intangible asset impairment charge of $252.3 million incurred during the quarter. See Note 4, “Assets” - Intangible Assets, for additional information.

Loss before income taxes and income tax benefit for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Loss before income taxes	$(265,659)	$(34,158)	$(281,716)	$(43,045)
Income tax benefit	$(28,025)	$(13,341)	$(28,255)	$(23,868)

The Company’s tax benefit for the three months ended June 30, 2018 was $28.0 million, compared to $13.3 million for the comparable prior period. The 2018 tax benefit included a $1.3 million benefit related to domestic operations and a $26.7 million benefit related to non-U.S. operations, compared to 2017 when the benefit included a $15.6 million benefit related to domestic operations and a $2.3 million expense related to non-U.S. operations. The current period domestic tax benefit is primarily attributable to refundable alternative minimum tax credits in accordance with 2017 Tax Act, offset by the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax benefit is primarily attributable to the asset impairment charge incurred during the period.

The Company’s tax benefit for the six months ended June 30, 2018 was $28.3 million, compared to $23.9 million for the comparable prior period. The 2018 tax benefit included a $1.2 million benefit related to the Company’s domestic operations and a $27.1 million benefit related to the Company’s non-U.S. operations, compared to 2017 when the benefit included a $19.9 million benefit related to domestic operations and a $4.0 million benefit related to non-U.S. operations. The current period domestic tax benefit is primarily attributable to refundable alternative minimum tax credits in accordance with 2017 Tax Act, offset by the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax benefit is primarily attributable to the asset impairment charge incurred during the period.

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

Sales by end-market and geographic region for the three and six months ended June 30, 2018 and 2017 were as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Sales by end-market
Advanced Packaging, MEMS & RF Filters	$24,758	$21,827	$51,911	$32,738
LED Lighting, Display & Compound Semiconductor	87,817	54,310	177,733	109,458
Front-End Semiconductor	18,152	10,322	27,609	11,480
Scientific & Industrial	27,052	25,759	59,100	53,041
Total	$157,779	$112,218	$316,353	$206,717
Sales by geographic region
United States	$32,939	$20,860	$56,694	$37,906
China	70,457	27,644	145,850	68,165
EMEA(1)	25,405	14,752	41,151	37,192
Rest of World	28,978	48,962	72,658	63,454
Total	$157,779	$112,218	$316,353	$206,717

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

Sales in the Advanced Packaging, MEMS & RF Filters market were driven by shipments of lithography systems and upgrades to Outsourced Semiconductor Assembly & Test companies (“OSATs”) and foundry customers in support of advanced packaging processes such as Fan-Out Wafer Level Packaging (“FOWLP”) and Copper Pillar. Additionally, we continue to ship Wet Etch and Clean systems to foundry customers in support of advanced packaging and RF Filter applications. We anticipate OSATs will continue to add capacity in the future driven by broader technology trends such as artificial intelligence (“AI”), mobile connectivity, autonomous vehicles, big data processing, and 5G infrastructure deployment.

Sales in the LED Lighting, Display & Compound Semiconductor market were driven by the shipment of MOCVD systems into China for general lighting and backlighting. We also sell MOCVD systems for other applications, including Photonics and RF device applications. We expect growth in this market to be driven by fine-pitch digital signage, automotive lighting, 3D sensing Vertical Cavity Surface Emitting Lasers (“VCSELs”) and laser diodes, 5G RF devices, and power electronics. We focus our R&D efforts accordingly and where our technology differentiation can provide a significant advantage for our customers. Our broad portfolio of MOCVD and Wet Etch and Clean technologies has been developed to support these applications. We expect margins in the second half of 2018 to be higher than the first half as a result of a shift in our product mix in the LED market. Orders softened in the second quarter driven by a reduction in LED orders as customers digest recently added capacity for general lighting and backlighting. In addition to overcapacity in this market, a more competitive landscape in China has emerged. It is unclear when orders will improve in the LED market for general lighting and backlighting.

We continue to build momentum in the Front-End Semiconductor market with our Low Defect Density Ion Beam Deposition (“LDD-IBD”) system for Extreme Ultraviolet (“EUV”) Mask Blank Production, as well as our Ion Beam Etch system for Spin Torque Transfer Magnetic Random Access Memory (“STT-MRAM”). We have partnered with a large semiconductor capital equipment manufacturer to bring our STT-MRAM solution to market to initially enable applications where non-volatility and low power consumption are required, such as the Internet of Things (“IoT”).

Sales in the Scientific & Industrial market were supported by shipments of Ion Beam deposition systems for optical coatings and data storage applications, as well as MBE shipments to universities and government laboratories. In Data Storage, we saw a sharp increase in orders in the second quarter. Demand for our Ion Beam products is being driven by the requirements to improve areal density of magnetic heads for hard disk drive manufacturers, as well as an overall projected volume increase of thin film magnetic heads. These two factors taken together are driving additional capacity and equipment upgrades. While equipment demand from each individual market may fluctuate quarter to quarter, the diverse customer base has historically provided a relatively stable revenue stream for the Company.

During the second quarter of 2018, we lowered our projected results for the Ultratech asset group. The revised projections were significantly lower than the projected results at the time of the acquisition. The lower than expected unit volume of certain smartphones, which incorporate advanced packaging methods such as FOWLP, and the delay in the adoption of FOWLP advanced packaging by other electronics manufacturers has slowed orders and reduced revenue projections for our advanced packaging lithography systems. In addition, there has been a delay in the build out of 28nm facilities by companies in China who were expected to purchase our Laser Spike Anneal (“LSA”) systems. Taken together, the reduced projections required us to assess the Ultratech asset group for impairment. As a result of the analysis, during the second quarter of 2018, we recorded a $252.3 million non-cash intangible asset impairment charge.

During the second quarter of 2018, we initiated plans to further reduce excess capacity associated with the manufacture and support of our advanced packaging lithography and 3D wafer inspection systems by consolidating these operations into our San Jose, California facility. As a result of this and other cost saving initiatives, we announced headcount reductions of approximately 40 employees and recorded restructuring charges related to these actions of $1.7 million, consisting principally of personnel severance and related costs. We expect the consolidation to be completed in the first quarter of 2019 and to provide approximately $2 million in annualized savings. Over the next few quarters, we expect to incur additional restructuring costs of $2 million to $4 million as we complete these activities.

Results of Operations

For the three months ended June 30, 2018 and 2017

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2018 and 2017 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three months ended June 30,				Change
	2018		2017		Period to Period
	(dollars in thousands)
Net sales	$157,779	100%	$112,218	100%	$45,561	41%
Cost of sales	102,384	65%	76,371	68%	26,013	34%
Gross profit	55,395	35%	35,847	32%	19,548	55%
Operating expenses, net:
Research and development	24,930	16%	18,619	17%	6,311	34%
Selling, general, and administrative	24,274	15%	22,698	20%	1,576	7%
Amortization of intangible assets	10,386	7%	6,354	6%	4,032	63%
Restructuring	2,917	2%	3,257	3%	(340)	(10)%
Acquisition costs	1,316	1%	14,133	13%	(12,817)	(91)%
Asset impairment	252,343	160%	675	1%	251,668	*
Other, net	443	—	(10)	—	453	*
Total operating expenses, net	316,609	201%	65,726	59%	250,883	382%
Operating income (loss)	(261,214)	(166)%	(29,879)	(27)%	(231,335)	*
Interest income (expense), net	(4,445)	(3)%	(4,279)	(4)%	(166)	*
Income (loss) before income taxes	(265,659)	(168)%	(34,158)	(30)%	(231,501)	*
Income tax expense (benefit)	(28,025)	(18)%	(13,341)	(12)%	(14,684)	*
Net income (loss)	$(237,634)	(151)%	$(20,817)	(19)%	$(216,817)	*

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three months ended June 30,				Change
	2018		2017		Period to Period
	(dollars in thousands)
Sales by market
Advanced Packaging, MEMS & RF Filters	$24,758	16%	$21,827	19%	$2,931	13%
LED Lighting, Display & Compound Semiconductor	87,817	55%	54,310	49%	33,507	62%
Front-End Semiconductor	18,152	12%	10,322	9%	7,830	76%
Scientific & Industrial	27,052	17%	25,759	23%	1,293	5%
Total	$157,779	100%	$112,218	100%	$45,561	41%
Sales by geographic region
United States	$32,939	21%	$20,860	19%	$12,079	58%
China	70,457	45%	27,644	25%	42,813	155%
EMEA	25,405	16%	14,752	13%	10,653	72%
Rest of World	28,978	18%	48,962	43%	(19,984)	(41)%
Total	$157,779	100%	$112,218	100%	$45,561	41%

Total sales increased across all market categories for the three months ended June 30, 2018 against the comparable prior year period, primarily in the Front-End Semiconductor and LED Lighting, Display & Compound Semiconductor markets, driven by increased sales to LED manufacturers, as well as additional sales from the Ultratech business acquired in May 2017 due to a full quarter of sales in 2018. Pricing was not a significant driver of the change in total sales. By geography, sales increased in the China, EMEA, and United States regions, offset by a decrease in the Rest of World region. The most significant increase occurred in the China region, which was largely attributable to the increased sales in the LED Lighting, Display & Compound Semiconductor market, as well as additional sales from the Ultratech business acquired. Sales decreased in Rest of World due to a reduction of sales in the LED lighting, Display & Compound Semiconductor market. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Orders increased to $132.1 million for the three months ended June 30, 2018 from $122.7 million for the comparable prior year period. The increase in orders was primarily attributable to an increase in orders in the Scientific & Industrial, Front-End Semiconductor, and Advanced Packaging, MEMS & RF Filters markets of $26.7 million, $26.5 million, and $5.0 million, respectively, including additional bookings from the Ultratech business, partially offset by a decline in the LED Lighting, Display & Compound Semiconductor market of $48.8 million.

One of the performance measures we use as a leading indicator of the business is the book-to-bill ratio. The ratio is defined as orders recorded in a given period divided by revenue recognized in the same period. For the three months ended June 30, 2018, the ratio was 0.8, compared to 1.1 for the comparable prior period. Our backlog at June 30, 2018 was $305.1 million, compared to $331.1 million at March 31, 2018. During the three months ended June 30, 2018, we recorded backlog adjustments of approximately $0.3 million relating to orders that no longer met our bookings criteria.

Gross Profit

In the second quarter of 2018, gross profit increased compared to the second quarter of 2017 due to an increase in sales volume, including from the acquisition of Ultratech, as well as increased gross margins. Gross margins increased principally due to the release of an inventory fair value step-up that was recorded in the second quarter of 2017 in connection with the purchase accounting relating to the Ultratech acquisition, as well as product and region mix of sales in the periods and the temporary impact of our manufacturing consolidation efforts that occurred in 2017. We expect gross margins in the second half of 2018 to be higher than the first half.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended June 30, 2018 against the comparable prior period primarily as a result of the addition of the acquired Ultratech research and development related projects.

Selling, General, and Administrative

Selling, general, and administrative expenses increased primarily due to the addition of the acquired Ultratech related selling, general, and administrative costs.

Amortization Expense

The increase in amortization expense is a result of the additional intangibles acquired as part of the acquisition of Ultratech. Amortization expense is expected to decrease in future quarters due to the impairment of intangible assets of $252.3 million during the second quarter of 2018.

Restructuring Expense

During 2017, we substantially completed the restructuring activities related to our initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reduced investments in certain technology development. In addition, during 2017, we began the Ultratech acquisition integration process to enhance efficiencies, resulting in reductions in headcount and other facility costs. During the three months ended June 30, 2018, additional accruals were recognized and payments were made related to prior year restructuring initiatives.

During the second quarter of 2018, we initiated plans to further reduce excess capacity associated with the manufacture and support of our advanced packaging lithography and 3D wafer inspection systems by consolidating these operations into our San Jose, California facility. As a result of this and other cost saving initiatives, we announced headcount reductions of approximately 40 employees and recorded restructuring charges related to these actions of $1.7 million, consisting principally of personnel severance and related costs. We expect the consolidation to be completed in the first quarter of 2019 and to provide approximately $2 million in annualized savings. Over the next few quarters, we expect to incur additional restructuring costs of $2 million to $4 million as we complete these activities.

Acquisition Costs

Acquisition costs are non-recurring charges incurred in connection with the acquisition of the Ultratech business, as well as legal and professional fees incurred in connection with certain integration activities.

Asset impairment

During the second quarter of 2018, we lowered our projected results for the Ultratech asset group. The revised projections were significantly lower than the projected results at the time of the acquisition. The lower than expected unit volume of certain smartphones, which incorporate advanced packaging methods such as FOWLP, and the delay in the adoption of FOWLP advanced packaging by other electronics manufacturers has slowed orders and reduced revenue projections for our advanced packaging lithography systems. In addition, there has been a delay in the build out of 28nm facilities by companies in China who were expected to purchase our LSA systems. Taken together, the reduced projections required us to assess the Ultratech asset group for impairment. As a result of the analysis, during the second quarter of 2018 we recorded a $252.3 million non-cash intangible asset impairment charge.

Interest Income (Expense)

We recorded net interest expense of $4.4 million for the three months ended June 30, 2018, compared to $4.3 million for the comparable prior year period. Included in interest expense for the three months ended June 30, 2018 and 2017 were non-cash charges of $2.9 million and $2.7 million, respectively, related to the amortization of debt discount and transaction costs of the Convertible Senior Notes.

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

Our tax benefit for the three months ended June 30, 2018 was $28.0 million compared to $13.3 million for the comparable prior period. The 2018 tax benefit included a $1.3 million benefit related to our domestic operations and a $26.7 million benefit related to our non-U.S. operations, compared to 2017 when our benefit included a $15.6 million benefit related to domestic operations and a $2.3 million expense related to our non-U.S. operations. The current period domestic tax benefit is primarily attributable to refundable alternative minimum tax credits in accordance with the 2017 Tax Act, offset by the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax benefit is primarily attributable to the deferred tax benefit recognized on the intangible asset impairment charge incurred during the period.

For the six months ended June 30, 2018 and 2017

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2018 and 2017 and the period-over-period dollar and percentage changes for those line items.

	Six months ended June 30,				Change
	2018		2017		Period to Period
	(dollars in thousands)
Net sales	$316,353	100%	$206,717	100%	$109,636	53%
Cost of sales	204,278	65%	136,371	66%	67,907	50%
Gross profit	112,075	35%	70,346	34%	41,729	59%
Operating expenses, net:
Research and development	49,250	16%	33,608	16%	15,642	47%
Selling, general, and administrative	50,657	16%	41,801	20%	8,856	21%
Amortization of intangible assets	23,918	8%	9,221	4%	14,697	159%
Restructuring	5,612	2%	4,595	2%	1,017	22%
Acquisition costs	2,657	1%	15,494	7%	(12,837)	(83)%
Asset impairment	252,343	80%	1,138	1%	251,205	*
Other, net	286	0%	(87)	(0)%	373	*
Total operating expenses, net	384,723	122%	105,770	51%	278,953	*
Operating income (loss)	(272,648)	(86)%	(35,424)	(17)%	(237,224)	*
Interest income (expense), net	(9,068)	(3)%	(7,621)	(4)%	(1,447)	*
Income (loss) before income taxes	(281,716)	(89)%	(43,045)	(21)%	(238,671)	*
Income tax expense (benefit)	(28,255)	(9)%	(23,868)	(12)%	(4,387)	*
Net income (loss)	$(253,461)	(80)%	$(19,177)	(9)%	$(234,284)	*

* Not Meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Six months ended June 30,				Change
	2018		2017		Period to Period
	(dollars in thousands)
Sales by market
Advanced Packaging, MEMS & RF Filters	$51,911	16%	$32,738	16%	$19,173	59%
LED Lighting, Display & Compound Semiconductor	177,733	56%	109,458	52%	68,275	62%
Scientific & Industrial	27,609	9%	11,480	6%	16,129	140%
Front-End Semiconductor	59,100	19%	53,041	26%	6,059	11%
Total	$316,353	100%	$206,717	100%	$109,636	53%
Sales by geographic region
United States	$56,694	18%	$37,906	18%	$18,788	50%
China	145,850	46%	68,165	33%	77,685	114%
EMEA	41,151	13%	37,192	18%	3,959	11%
Rest of World	72,658	23%	63,454	31%	9,204	15%
Total	$316,353	100%	$206,717	100%	$109,636	53%

Total sales increased across all market categories for the six months ended June 30, 2018 against the comparable prior year period, driven by increased sales to LED manufacturers, as well as additional sales from the Ultratech business acquired in May 2017, primarily in the Scientific & Industrial and LED Lighting, Display & Compound Semiconductor markets. Pricing was not a significant driver of the change in total sales. By geography, sales increased in all regions. The most significant increases occurred in the China region, which was largely attributable to the increased sales in the LED Lighting, Display & Compound Semiconductor market, as well as additional sales from the Ultratech business acquired. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Orders increased to $286.6 million for the six months ended June 30, 2018 from $230.0 million for the comparable prior year period. The increase in orders was primarily attributable to an increase in orders in the Front-End Semiconductor, Scientific & Industrial, and Advanced Packaging, MEMS & RF Filter markets of $57.4 million, $35.1 million, and $22.1 million, respectively, including additional bookings from the Ultratech business, partially offset by a decline in the LED Lighting, Display & Compound Semiconductor market of $58.0 million.

For the six months ended June 30, 2018, the book-to-bill ratio was 0.9, compared to 1.1 for the comparable prior period. Our backlog at June 30, 2018 was $305.1 million, compared to $334.3 million at December 31, 2017. During the six months ended June 30, 2018, we increased backlog by approximately $2.9 million relating to the adoption of ASC Topic 606, Revenue from Contracts with Customers, while adjusting for a decrease in backlog of approximately $2.3 million relating to orders that no longer met our bookings criteria.

Gross Profit

In the six months ended June 30, 2018, gross profit increased compared to 2017 due to an increase in sales volume, including from the acquisition of Ultratech, as well as increased gross margins. Gross margins increased principally due to the release of an inventory fair value step-up that was recorded in the second quarter of 2017 in connection with the purchase accounting relating to the Ultratech acquisition, as well as product and region mix of sales in the periods and the temporary impact of our manufacturing consolidation efforts that occurred in 2017. We expect gross margins in the second half of 2018 to be higher than the first half.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the six months ended June 30, 2018 against the comparable prior period primarily as a result of the addition of the acquired Ultratech research and development related projects.

Selling, General, and Administrative

Selling, general, and administrative expenses increased primarily due to the addition of the acquired Ultratech related selling, general, and administrative costs, as well as increased professional and legal fees.

Amortization Expense

The increase in amortization expense is a result of the additional intangibles acquired as part of the acquisition of Ultratech. Amortization expense is expected to decrease in future quarters due to the impairment of intangible assets of $252.3 million during the second quarter of 2018.

Restructuring Expense

During 2017, we substantially completed the restructuring activities related to our initiative to streamline operations, enhance efficiencies, and reduce costs, as well as reduced investments in certain technology development. In addition, during 2017, we began the Ultratech acquisition integration process to enhance efficiencies, resulting in reductions in headcount and other facility costs. During the six months ended June 30, 2018, additional accruals were recognized and payments were made related to prior year restructuring initiatives.

During the second quarter of 2018, we initiated plans to further reduce excess capacity associated with the manufacture and support of our advanced packaging lithography and 3D wafer inspection systems by consolidating these operations into our San Jose, California facility. As a result of this and other cost saving initiatives, we announced headcount reductions by approximately 40 employees and recorded restructuring charges related to these actions of $1.7 million, consisting principally of personnel severance and related costs. We expect the consolidation to be completed in the first quarter of 2019 and to provide approximately $2 million in annualized savings. Over the next few quarters, we expect to incur additional restructuring costs of $2 million to $4 million as we complete these activities.

Acquisition Costs

Acquisition costs are non-recurring charges incurred in connection with the acquisition of the Ultratech business, as well as legal and professional fees incurred in connection with certain integration activities.

Asset impairment

During the second quarter of 2018, we lowered our projected results for the Ultratech asset group. The revised projections were significantly lower than projected results at the time of the acquisition. The lower than expected unit volume of certain smartphones, which incorporate advanced packaging methods such as FOWLP, and the delay in the adoption of FOWLP advanced packaging by other electronics manufacturers has slowed orders and reduced revenue projections for our advanced packaging lithography systems. In addition, there has been a delay in the build out of 28nm facilities by companies in China who were expected to purchase our LSA systems. Taken together, the reduced projections required us to assess the Ultratech asset group for impairment. As a result of the analysis, during the second quarter of 2018 we recorded a $252.3 million non-cash intangible asset impairment charge.

Interest Income (Expense)

We recorded net interest expense of $9.1 million for the six months ended June 30, 2018, compared to $7.6 million for the comparable prior period. The increase in net interest expense is primarily attributable to the Convertible Senior Notes issued in January 2017 that were outstanding for the full period in 2018, compared to a partial period in 2017. Included in interest expense for the six months ended June 30, 2018 and 2017 were non-cash charges of $5.8 million and $4.9 million, respectively, related to the amortization of debt discount and transaction costs of the Convertible Senior Notes.

Income Taxes

Our tax benefit for the six months ended June 30, 2018 was $28.3 million compared to $23.9 million for the comparable prior period. The 2018 tax benefit included a $1.2 million benefit related to our domestic operations and a $27.1 million benefit related to our non-U.S. operations, compared to 2017 when our benefit included a $19.9 million benefit related to our domestic operations and a $4.0 million benefit related to our non-U.S. operations. The current period domestic tax benefit is primarily attributable to refundable alternative minimum tax credits in accordance with the 2017 Tax Act, offset by the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax benefit is primarily attributable to the intangible asset impairment charge incurred during the period.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$196,429	$279,736
Restricted cash	838	847
Short-term investments	65,023	47,780
Total	$262,290	$328,363

At June 30, 2018 and December 31, 2017, cash and cash equivalents of $91.7 million and $214.3 million, respectively, were held outside the United States. As of June 30, 2018, we had $95.1 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of foreign tax and R&D credit carryforwards. Approximately $28.1 million of undistributed earnings would be subject to foreign withholding taxes of approximately $2.8 million if distributed back to the United States. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our Convertible Senior Notes due 2023.

A summary of the cash flow activity for the six months ended June 30, 2018 and 2017 is as follows:

Cash Flows from Operating Activities

	Six months ended June 30,
	2018	2017
	(in thousands)
Net income (loss)	$(253,461)	$(19,177)
Non-cash items:
Depreciation and amortization	32,306	15,620
Non-cash interest expense	5,771	4,887
Deferred income taxes	(27,658)	(20,101)
Share-based compensation expense	9,441	13,806
Asset impairment	252,343	1,138
Provision for bad debts	—	92
Changes in operating assets and liabilities	(76,182)	(5,854)
Net cash provided by (used in) operating activities	$(57,440)	$(9,589)

Net cash used in operating activities was $57.4 million for the six months ended June 30, 2018 and was due to the net loss of $253.5 million plus adjustments for non-cash items of $272.2 million, offset by a decrease in cash flow from changes in operating assets and liabilities of $76.2 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivable and inventory and decreases in customer deposits and deferred revenue.

Cash Flows from Investing Activities

	Six months ended June 30,
	2018	2017
	(in thousands)
Acquisitions of businesses, net of cash acquired	$—	$(399,478)
Capital expenditures	(3,796)	(10,057)
Changes in investments, net	(20,035)	16,445
Net cash provided by (used in) investing activities	$(23,831)	$(393,090)

The cash used in investing activities during the six months ended June 30, 2018 was attributable to net changes in investments as well as capital expenditures. The net cash used in investing activities during the six months ended June 30, 2017 was primarily attributable to the net cash used in the acquisition of Ultratech as well as capital expenditures. In 2017, as part of our efforts to streamline operations, enhance efficiency, and reduce costs, we made certain investments in our facilities to support the consolidation activities. These activities were substantially completed in 2017.

Cash Flows from Financing Activities

	Six months ended June 30,
	2018	2017
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(820)	$(4,796)
Purchases of common stock	(1,225)	—
Proceeds from long-term debt borrowings	—	335,751
Repayments of long-term debt	—	(180)
Net cash provided by (used in) financing activities	$(2,045)	$330,775

The cash used in financing activities for the six months ended June 30, 2018 was related to purchases of common stock and the net cash used to settle taxes related to employee equity programs. The cash provided by financing activities for the six months ended June 30, 2017 was primarily related to the net cash proceeds received from the issuance of the Convertible Senior Notes in January 2017.

Convertible Senior Notes

On January 10, 2017, we issued $345.0 million of 2.70% convertible senior unsecured notes (the “Convertible Senior Notes”). We received net proceeds, after deducting underwriting discounts and fees and expenses payable by us, of approximately $335.8 million. The Convertible Senior Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The Convertible Senior Notes mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $65.0 million at June 30, 2018. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2018, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.3 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 79% and 82% of our total net sales for the three and six months ended June 30, 2018, respectively, and 81% and 82% for the comparable 2017 periods.  We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 1% of total net sales in the three and six months ended June 30, 2018, and 2% and 3% for the comparable 2017 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of June 30, 2018. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On May 26, 2017, we acquired Ultratech, which operated under its own set of systems and internal controls. Ultratech’s systems and control environment have been integrated into our systems and control environment during the second quarter of 2018.

Other than as described above, there have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 21, 2017, Blueblade Capital Opportunities LLC et al. (“Blueblade”), on behalf of purported beneficial owners of 440,100 shares of Ultratech common stock, filed an action against Ultratech in Delaware Court of Chancery requesting an appraisal of the value of their Ultratech stock pursuant to 8 Del. C. §262. On June 22, 2018, Veeco, Ultratech, and Blueblade agreed to settle this action. As part of the settlement, the appraisal action was dismissed with prejudice.

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition. The complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. Veeco believes this lawsuit is without merit and intends to vigorously contest this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the second quarter of 2018 is as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
	(in thousands, except average price paid per share)
April 2, 2018 - April 29, 2018	—	$—	—	$96,539
April 30, 2018 - June 3, 2018	25	16.46	25	96,129
June 4, 2018 - July 1, 2018	32	14.37	32	95,673

On December 11, 2017, Veeco’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s outstanding common stock to be completed through December 11, 2019. At June 30, 2018, $4.3 million of the $100 million had been utilized. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

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

*            Filed herewith

**          Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2018.

Veeco Instruments Inc.

By:	/S/ JOHN R. PEELER
John R. Peeler
Chairman and Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President and Chief Financial Officer