Form 10-K/A
period 2018-12-31
VEECO INSTRUMENTS INC
filed 2019-05-01
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed on February 25, 2019 (the “Original 10-K”), of Veeco Instruments Inc., a Delaware corporation (the “Company” or “we”).  We are filing this Amendment solely to correct an error on the cover page of the Original 10-K in which the box identifying the Company as an accelerated filer was incorrectly checked.  The error has been corrected in this Amendment by checking the “Large accelerated filer” box on the cover page.  This Amendment does not reflect events occurring after February 25, 2019 or otherwise modify or update the disclosures set forth in the Original 10-K, including the financial statements and notes thereto included in the Original 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3)  Exhibits

Exhibit Number	Exhibit Description	Filed or Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
101.INS	XBRL Instance.	*
101.XSD	XBRL Schema.	*
101.PRE	XBRL Presentation.	*
101.CAL	XBRL Calculation.	*
101.DEF	XBRL Definition.	*
101.LAB	XBRL Label.	*

*  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2019.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on May 1, 2019.

Signature	Title

/s/ WILLIAM J. MILLER, Ph.D.	Chief Executive Officer and Director
William J. Miller, Ph.D.	(principal executive officer)

Executive Vice President, Chief Financial Officer, and
/s/ SHUBHAM MAHESHWARI	Chief Operating Officer
Shubham Maheshwari	(principal financial officer)

Senior Vice President, Finance, Chief Accounting Officer,
/s/ JOHN P. KIERNAN	and Treasurer
John P. Kiernan	(principal accounting officer)

/s/ JOHN R. PEELER	Executive Chairman
John R. Peeler

/s/ KATHLEEN A. BAYLESS	Director
Kathleen A. Bayless

/s/ RICHARD A. D’AMORE	Director
Richard A. D’Amore

/s/ GORDON HUNTER	Director
Gordon Hunter

/s/ KEITH D. JACKSON	Director
Keith D. Jackson

/s/ PETER J. SIMONE	Director
Peter J. Simone

/s/ THOMAS ST. DENNIS	Director
Thomas St. Dennis