Form 10-Q
period 2019-03-31
VEECO INSTRUMENTS INC
filed 2019-05-07
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VECO	The NASDAQ Global Select Market

As of April 25, 2019, there were 48,675,196 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, the following:

•	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

•	We are exposed to the risks of operating a global business;

•	International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could negatively impact our operations;

•	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;



•	We may be unable to effectively enforce and protect our intellectual property rights;



•	We may be subject to claims of intellectual property infringement by others;



•	The price of our common shares is volatile, has declined significantly, and could further decline;

•	We may be required to take additional impairment charges on assets;



•	We face significant competition;



•	We operate in industries characterized by rapid technological change;



•	Our sales to manufacturers are highly dependent on sales of consumer electronics applications, which can experience significant volatility due to seasonal and other factors;



•	We have a concentrated customer base, located primarily in a limited number of regions, which operate in highly concentrated industries;



•	The cyclicality of the industries we serve directly affects our business;



•	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;



•	Our sales cycle is long and unpredictable;

•	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

•	We may be unable to obtain required export licenses for the sale of our products;



•	Our operating results may be adversely affected by tightening credit markets;

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



•	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

•	We are exposed to various risks associated with global regulatory requirements;

•	We may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar laws;



•	We are subject to risks of non-compliance with environmental, health, and safety regulations; and



•	We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism, or other significant disruption.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$169,439	$212,273
Restricted cash	804	809
Short-term investments	67,215	48,189
Accounts receivable, net	74,860	66,808
Contract assets	10,479	10,397
Inventories	148,103	156,311
Deferred cost of sales	2,921	3,072
Prepaid expenses and other current assets	24,943	22,221
Total current assets	498,764	520,080
Property, plant, and equipment, net	77,737	80,284
Operating lease right-of-use assets	12,874	—
Intangible assets, net	80,931	85,149
Goodwill	184,302	184,302
Deferred income taxes	1,869	1,869
Other assets	29,117	29,132
Total assets	$885,594	$900,816

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,315	$39,611
Accrued expenses and other current liabilities	44,040	46,450
Customer deposits and deferred revenue	68,881	72,736
Income taxes payable	792	1,256
Total current liabilities	150,028	160,053
Deferred income taxes	5,675	5,690
Long-term debt	290,473	287,392
Operating lease long-term liabilities	8,382	—
Other liabilities	9,238	9,906
Total liabilities	463,796	463,041
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 48,675,196 and 48,547,417 shares issued at March 31, 2019 and December 31, 2018, respectively; 48,675,196 and 48,024,685 shares outstanding at March 31, 2019 and December 31, 2018, respectively.	487	485
Additional paid-in capital	1,058,179	1,061,325
Accumulated deficit	(638,726)	(619,983)
Accumulated other comprehensive income	1,858	1,820
Treasury stock, at cost, 522,732 shares at December 31, 2018.	—	(5,872)
Total stockholders' equity	421,798	437,775
Total liabilities and stockholders' equity	$885,594	$900,816

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2019	2018
Net sales	$99,371	$158,574
Cost of sales	64,655	101,894
Gross profit	34,716	56,680
Operating expenses, net:
Research and development	23,340	24,320
Selling, general, and administrative	19,902	26,383
Amortization of intangible assets	4,218	13,532
Restructuring	1,430	2,695
Acquisition costs	—	1,342
Other, net	(34)	(157)
Total operating expenses, net	48,856	68,115
Operating income (loss)	(14,140)	(11,435)
Interest income	1,245	624
Interest expense	(5,445)	(5,246)
Income (loss) before income taxes	(18,340)	(16,057)
Income tax expense (benefit)	190	(230)
Net income (loss)	$(18,530)	$(15,827)

Income (loss) per common share:
Basic	$(0.40)	$(0.34)
Diluted	$(0.40)	$(0.34)

Weighted average number of shares:
Basic	46,848	46,963
Diluted	46,848	46,963

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Net income (loss)	$(18,530)	$(15,827)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	27	(8)
Foreign currency translation	11	32
Total other comprehensive income (loss), net of tax	38	24

Total comprehensive income (loss)	$(18,492)	$(15,803)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(18,530)	$(15,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,796	17,726
Non-cash interest expense	3,081	2,859
Deferred income taxes	(15)	(269)
Share-based compensation expense	3,157	4,537
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(8,134)	(11,177)
Inventories and deferred cost of sales	8,489	4,555
Prepaid expenses and other current assets	(2,457)	3,824
Accounts payable and accrued expenses	(12,260)	2,009
Customer deposits and deferred revenue	(3,855)	(17,559)
Income taxes receivable and payable, net	(463)	(2,283)
Other, net	(100)	(202)
Net cash provided by (used in) operating activities	(22,291)	(11,807)

Cash Flows from Investing Activities
Capital expenditures	(2,180)	(2,259)
Proceeds from the sale of investments	22,500	34,000
Payments for purchases of investments	(41,258)	(54,300)
Net cash provided by (used in) investing activities	(20,938)	(22,559)

Cash Flows from Financing Activities
Cash withholdings for employee stock purchase plan	1,021	1,136
Restricted stock tax withholdings	(642)	(427)
Purchases of common stock	—	(592)
Net cash provided by (used in) financing activities	379	117

Effect of exchange rate changes on cash and cash equivalents	11	32
Net increase (decrease) in cash, cash equivalents, and restricted cash	(42,839)	(34,217)
Cash, cash equivalents, and restricted cash - beginning of period	213,082	280,583
Cash, cash equivalents, and restricted cash - end of period	$170,243	$246,366

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,693	$4,674
Income taxes paid	2,341	2,373
Non-cash operating and financing activities
Net transfer of property, plant and equipment to inventory	130	339
Right-of-use assets obtained in exchange for lease obligations	238	—

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2019 interim quarters end on March 31, June 30, and September 29, and the 2018 interim quarters ended on April 1, July 1, and September 30. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

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

Leases

At contract inception, the Company determines if an arrangement is a lease, or contains a lease, of an identified asset for which the Company has the right to obtain substantially all of the economic benefits from its use and the right to direct its use. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The implicit discount rate in the Company’s leases generally cannot readily be determined, and therefore the Company uses its incremental borrowing rate based on information available at lease commencement date in determining the present value of future payments. The Company has options to renew or terminate certain leases. These options are included in the determination of lease term when it is reasonably certain that the Company will exercise such options. The Company does not separate lease and non-lease components in determining ROU assets or lease liabilities for real estate leases. Additionally, the Company does not recognize ROU assets or lease liabilities for leases with original terms or renewals of one year or less.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02: Leases, which, along with subsequent ASUs related to this topic, has been codified as Accounting Standards Codification 842 (“ASC 842”). ASC 842 generally requires operating lessee rights and obligations to be recognized as assets and liabilities on the balance sheet. The new standard, which the Company adopted effective January 1, 2019, offers a transition option whereby companies can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company has adopted using this transition method, and therefore prior period balances have not been

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

adjusted. In addition, ASC 842 provides for a number of optional exemptions in transition. The Company has elected certain exemptions whereby prior conclusions regarding lease identification, lease classification, and initial direct costs were not reassessed under the new standard. The adoption of the standard impacted the Company’s Consolidated Balance Sheets through the recognition of ROU assets and lease liabilities of approximately $14.2 million each as of January 1, 2019, but did not have an impact on the Consolidated Statements of Operations, Statements of Comprehensive Income, or Statements of Cash Flows.

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per share for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Net income (loss)	$(18,530)	$(15,827)
Net income (loss) per common share:
Basic	$(0.40)	$(0.34)
Diluted	$(0.40)	$(0.34)

Basic weighted average shares outstanding	46,848	46,963
Effect of potentially dilutive share-based awards	—	—
Diluted weighted average shares outstanding	46,848	46,963

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	320	169
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	2,426	2,092
Maximum potential shares to be issued for settlement of the Convertible Senior Notes excluded from the diluted calculation as their effect would be antidilutive	8,618	8,618

Note 3 — Assets

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2019
Cash equivalents
Certificate of deposits and time deposits	$66,863	$—	$—	$66,863
U.S. treasuries	19,917	—	—	19,917
Commercial paper	—	11,257	—	11,257
Total	$86,780	$11,257	$—	$98,037
Short-term investments
U.S. treasuries	$51,726	$—	$—	$51,726
Government agency securities	—	4,964	—	4,964
Corporate debt	—	1,999	—	1,999
Commercial paper	—	8,526	—	8,526
Total	$51,726	$15,489	$—	$67,215

December 31, 2018
Cash equivalents
Certificate of deposits and time deposits	$65,571	$—	$—	$65,571
U.S. treasuries	3,990	—	—	3,990
Total	$69,561	$—	$—	$69,561
Short-term investments
U.S. treasuries	$37,184	$—	$—	$37,184
Corporate debt	—	8,516	—	8,516
Commercial paper	—	2,489	—	2,489
Total	$37,184	$11,005	$—	$48,189

There were no transfers between fair value measurement levels during the three months ended March 31, 2019.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At March 31, 2019 and December 31, 2018, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2019
U.S. treasuries	$51,715	$11	$—	$51,726
Government agency securities	4,964	—	—	4,964
Corporate debt	1,999	—	—	1,999
Commercial paper	8,526	—	—	8,526
Total	$67,204	$11	$—	$67,215

December 31, 2018
U.S. treasuries	$37,191	$—	$(7)	$37,184
Corporate debt	8,525	—	(9)	8,516
Commercial paper	2,489	—	—	2,489
Total	$48,205	$—	$(16)	$48,189

There were no available-for-sale securities in a loss position at March 31, 2019. Available-for-sale securities in a loss position at December 31, 2018 consist of:

	December 31, 2018
		Gross
	Estimated	Unrealized
	Fair Value	Losses
	(in thousands)
U.S. treasuries	$37,184	$(7)
Corporate debt	8,516	(9)
Total	$45,700	$(16)

At March 31, 2019 and December 31, 2018, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at March 31, 2019 were all due in one year or less. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses for the three months ended March 31, 2019 and 2018.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.2 million and $0.3 million at March 31, 2019 and December 31, 2018, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Materials	$84,711	$90,816
Work-in-process	36,299	42,354
Finished goods	27,093	23,141
Total	$148,103	$156,311

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $15.1 million and $12.8 million at March 31, 2019 and December 31, 2018, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Land	$5,669	$5,669
Building and improvements	61,286	61,124
Machinery and equipment (1)	129,864	128,385
Leasehold improvements	7,041	9,033
Gross property, plant, and equipment	203,860	204,211
Less: accumulated depreciation and amortization	126,123	123,927
Net property, plant, and equipment	$77,737	$80,284
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three months ended March 31, 2019 and 2018, depreciation expense was $4.6 million and $4.2 million, respectively.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the three months ended March 31, 2019.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The components of purchased intangible assets were as follows:

	March 31, 2019			December 31, 2018
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$337,218	$293,528	$43,690	$337,218	$290,808	$46,410
Customer relationships	164,595	137,257	27,338	164,595	136,126	28,469
In-process R&D	13,710	10,530	3,180	13,710	10,530	3,180
Trademarks and tradenames	30,910	24,239	6,671	30,910	23,899	7,011
Other	3,686	3,634	52	3,686	3,607	79
Total	$550,119	$469,188	$80,931	$550,119	$464,970	$85,149

Other intangible assets primarily consist of patents, licenses, and backlog.

Other Assets

The Company has a non-marketable investment in Kateeva, Inc. (“Kateeva”), with a carrying value of $21.0 million at March 31, 2019 and December 31, 2018. Additionally, the Company has a non-marketable investment in a separate entity, with a carrying value of $3.5 million at March 31, 2019 and December 31, 2018. The Company does not exert significant influence over these investments, and its ownership interest is less than 20%. Neither equity investment has a readily observable market price, and therefore the Company has elected to measure these investments at cost, adjusted for changes in observable market prices minus impairment. The investments are included in “Other assets” on the Consolidated Balance Sheets. There were no changes in observable market prices for either investment for the three months ended March 31, 2019. These investments are subject to periodic impairment reviews; as there are no open-market valuations, the impairment analyses require judgment. The analyses include assessments of the companies’ financial condition, the business outlooks for their products and technologies, their projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at March 31, 2019 and December 31, 2018 consist of:

	March 31,	December 31,
	2019	2018
	(in thousands)
Payroll and related benefits	$17,722	$20,486
Warranty	7,226	7,852
Operating lease liabilities	4,797	—
Interest	1,992	4,321
Professional fees	3,059	2,897
Sales, use, and other taxes	1,256	2,670
Restructuring liability	1,720	2,213
Other	6,268	6,011
Total	$44,040	$46,450

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2019 include:

(in thousands)
Balance - December 31, 2018	$7,852
Warranties issued	1,427
Consumption of reserves	(1,978)
Changes in estimate	(75)
Balance - March 31, 2019	$7,226

Restructuring Accruals

During the second quarter of 2018, the Company initiated plans to further reduce excess capacity associated with the manufacture and support of the Company's advanced packaging lithography and 3D wafer inspection systems by consolidating these operations into its San Jose, California facility. As a result of this and other cost saving initiatives, the Company announced headcount reductions of approximately 40 employees. During the three months ended March 31, 2019, additional accruals were recognized and payments were made related to these restructuring initiatives.

The Company continued to record restructuring charges in the first quarter of 2019 in an effort to streamline operations, enhance efficiencies, and reduce costs.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

	Personnel	Facility
	Severance and	Related Costs
	Related Costs	and Other	Total
	(in thousands)
Balance - December 31, 2018	$2,143	$70	$2,213
Provision	1,320	110	1,430
Payments	(1,743)	(180)	(1,923)
Balance - March 31, 2019	$1,720	$—	$1,720

Customer Deposits and Deferred Revenue

Customer deposits totaled $26.6 million and $28.3 million at March 31, 2019 and December 31, 2018, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2018	$44,415
Deferral of revenue	792
Recognition of previously deferred revenue	(2,887)
Balance - March 31, 2019	$42,320

As of March 31, 2019, the Company has approximately $68.5 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 65% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The carrying value of the Convertible Senior Notes is as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Principal amount	$345,000	$345,000
Unamortized debt discount	(49,537)	(52,336)
Unamortized transaction costs	(4,990)	(5,272)
Net carrying value	$290,473	$287,392

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Total interest expense related to the Convertible Senior Notes is as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Cash Interest Expense
Coupon interest expense	$2,329	$2,329
Non-Cash Interest Expense
Amortization of debt discount	2,799	2,598
Amortization of transaction costs	282	261
Total Interest Expense	$5,410	$5,188

The Company determined the Convertible Senior Notes is a Level 2 liability in the fair value hierarchy and estimated its fair value as $295.0 million at March 31, 2019.

Other Liabilities

As part of the acquisition of Ultratech, the Company assumed an executive non-qualified deferred compensation plan that allowed qualifying executives to defer cash compensation. The plan was frozen at the time of acquisition and no further contributions have been made. At March 31, 2019 and December 31, 2018, plan assets approximated $3.4 million and $3.2 million, respectively, representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $2.9 million and $3.5 million, respectively, and is included within “Other liabilities” in the Consolidated Balance Sheets. Other liabilities at both March 31, 2019 and December 31, 2018 also includes asset retirement obligations of $3.2 million, medical and dental benefits of $2.2 million, and income tax payables of $1.0 million.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2019 was 3 years, and the weighted average discount rate used in determining the present value of future lease payments was 6.0%.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Minimum lease commitments at March 31, 2019 for property and equipment under operating lease agreements are payable as follows:

Operating
Leases
(in thousands)
Payments due by period:
2019 (excluding three months ended March 31, 2019)	$4,144
2020	5,233
2021	2,431
2022	1,334
2023	853
Thereafter	548
Total future minimum lease payments	14,543
Less: Imputed interest	(1,364)
Total	13,179

Reported as of March 31, 2019
Other current liabilities	4,797
Operating lease liabilities	8,382
Total	$13,179

Minimum lease commitments at December 31, 2018 for property and equipment under operating lease agreements were payable as follows:

Operating
Leases
(in thousands)
Payments due by period:
2019	$5,143
2020	5,056
2021	2,432
2022	1,812
2023	1,066
Thereafter	548
Total	$16,057

Operating lease cost and variable lease cost for the three months ended March 31, 2019 were $1.4 million and $0.6 million, respectively. Additionally, the Company has an immaterial amount of short term leases. Lease expense for the three months ended March 31, 2018 was $1.7 million. Operating cash flows from operating leases for the three months ended March 31, 2019 was $1.5 million.

Purchase Commitments

Veeco has purchase commitments of $90.5 million at March 31, 2019, substantially all of which become due within one year.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2019, outstanding bank guarantees and letters of credit totaled $8.5 million, and unused bank guarantees and letters of credit of $66.1 million were available to be drawn upon.

Legal Proceedings

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition (the “Wolther Action”). On August 2 and August 8, 2018, two purported class action complaints substantially similar to the Wolther Action were filed on behalf of different plaintiffs in the same court as the Wolther Action. These cases have been consolidated with the Wolther Action, and a consolidated complaint was filed on December 11, 2018. The consolidated complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. Veeco is defending this matter vigorously.

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco. The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. The court ordered this action stayed until a future case management conference. Veeco is defending this matter vigorously.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 6 — Derivative Financial Instruments

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Company did not have any outstanding derivative contracts at March 31, 2019 or December 31, 2018. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the three months ended March 31, 2019. The following table shows the gains and (losses) from currency exchange derivatives during the three months ended March 31, 2018, which are included in “Other, net” in the Consolidated Statements of Operations, as well as the weighted average notional amount of derivatives outstanding for the period:

	Three months ended March 31, 2018
	Gains (Losses)	Weighted average notional amount
	(in thousands)
Foreign currency exchange forwards	$17	$930

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands)
Balance at December 31, 2018	48,547	$485	523	$(5,872)	$1,061,325	$(619,983)	$1,820	$437,775
Net loss	—	—	—	—	—	(18,530)	—	(18,530)
Other comprehensive income, net of tax	—	—	—	—	—	—	38	38
Share-based compensation expense	—	—	—	—	3,157	—	—	3,157
Net issuance under employee stock plans	128	2	(523)	5,872	(6,303)	(213)	—	(642)
Balance at March 31, 2019	48,675	$487	—	$—	$1,058,179	$(638,726)	$1,858	$421,798

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands)
Balance at December 31, 2017	48,229	$482	85	$(1,284)	$1,051,953	$(212,870)	$1,812	$840,093
Net loss	—	—	—	—	—	(15,827)	—	(15,827)
Other comprehensive income, net of tax	—	—	—	—	—	—	24	24
Share-based compensation expense	—	—	—	—	4,537	—	—	4,537
Net issuance under employee stock plans	462	5	(115)	1,728	(2,159)	—	—	(426)
Purchases of common stock	—	—	30	(444)	—	—	—	(444)
Balance at March 31, 2018	48,691	$487	—	$—	$1,054,331	$(228,697)	$1,836	$827,957

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total
	(in thousands)
Balance - December 31, 2018	$1,836	$(16)	$1,820
Other comprehensive income (loss)	11	27	38
Balance - March 31, 2019	$1,847	$11	$1,858

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2019 and 2018.

Note 8 — Share-based compensation

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in thousands)
Cost of sales	$470	$554
Research and development	792	954
Selling, general, and administrative	1,895	2,857
Restructuring	—	172
Total	$3,157	$4,537

For the three months ended March 31, 2019, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2018	1,222	34.80
Expired or forfeited	(33)	33.82
Balance - March 31, 2019	1,189	34.83

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the three months ended March 31, 2019, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2018	2,218	20.74
Granted	974	11.32
Performance award adjustments	(9)	32.67
Vested	(156)	21.71
Forfeited	(89)	21.84
Balance - March 31, 2019	2,938	17.50

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At March 31, 2019, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. If necessary, the year-to-date tax benefit for interim period losses is limited to the amount that could be recognizable at the end of the fiscal year.

Loss before income taxes and income tax expense (benefit) for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Loss before income taxes	$(18,340)	$(16,057)
Income tax expense (benefit)	$190	$(230)

The Company’s tax expense for the three months ended March 31, 2019 was $0.2 million, compared to a tax benefit of $0.2 million for the comparable prior period. The 2019 tax expense included an expense of $0.1 million related to the Company’s domestic operations, and $0.1 million related to the Company’s non-U.S. operations, compared to 2018 when the benefit included an expense of $0.1 million related to the Company’s domestic operations, and a $0.3 million tax benefit related to the Company’s non-U.S. operations. Although there was a domestic pre-tax loss for the three months ended March 31, 2019 and 2018, the Company did not provide a current tax benefit on domestic pre-tax losses, as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for the three months ended March 31, 2019 and 2018 is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The non-US tax expense for the three months ended March 31, 2019 is primarily attributable to tax expense on non-U.S operation profits and foreign withholding taxes on unremitted earnings as of March 31, 2019, offset by the amortization of intangible assets. The non-U.S. tax benefit for the three months ended March 31, 2018 is primarily attributable to the amortization of intangible assets, offset by tax expense on non-U.S

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

operation profits incurred during the period, as well as foreign withholding taxes on unremitted earnings as of March 31, 2018.

Note 10 — Segment Reporting and Geographic Information

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Sales by end-market and geographic region for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Sales by end-market
Advanced Packaging, MEMS & RF Filters	$23,127	$27,153
LED Lighting, Display & Compound Semiconductor	13,550	89,916
Front-End Semiconductor	22,617	9,457
Scientific & Industrial	40,077	32,048
Total	$99,371	$158,574
Sales by geographic region
United States	$32,315	$23,754
China	10,159	75,395
EMEA(1)	17,827	15,745
Rest of World	39,070	43,680
Total	$99,371	$158,574

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

Sales in the Advanced Packaging, MEMS & RF Filter market were driven by shipment of Lithography and PSP systems to Foundry, Integrated Device Manufacturer (“IDM”), and Outsourced Semiconductor and Test (“OSAT”) customers in support of advanced packaging processes such as Fan-In and Fan-Out Wafer Level Packaging, and Copper Pillar. While Advanced Packaging has typically been associated with logic devices, recent traction in DRAM packaging with our lithography systems has been encouraging. We remain well positioned for future growth in these markets, supported by trends such as mobile connectivity, automotive electronics, big data processing, and 5G infrastructure deployment, as well as the longer term growth of FOWLP and other Advanced Packaging applications.

Sales in the LED Lighting, Display & Compound Semiconductor market were driven by systems shipped for display and photonics applications. We expect future business in this market to come from applications such as 3D sensors, VCSELs, laser diodes, and RF devices. Our broad portfolio of MOCVD and PSP technologies have been developed to support these emerging applications.

Sales in the Front-End Semiconductor market were primarily driven by laser annealing systems shipped to support an advanced-node, foundry process. Additionally, we continue to build momentum in the Front-End Semiconductor market with follow-on orders for our Low Defect Density Ion Beam Deposition (“LDD-IBD”) system for Extreme Ultraviolet (“EUV”) Mask Blank Production. We believe these orders reflect the ongoing adoption of EUV Lithography for advanced node, front-end semiconductor manufacturing.

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

Results of Operations

For the three months ended March 31, 2019 and 2018

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2019 and 2018 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change
	2019		2018		Period to Period
	(dollars in thousands)
Net sales	$99,371	100%	$158,574	100%	$(59,203)	(37)%
Cost of sales	64,655	65%	101,894	64%	(37,239)	(37)%
Gross profit	34,716	35%	56,680	36%	(21,964)	(39)%
Operating expenses, net:
Research and development	23,340	23%	24,320	15%	(980)	(4)%
Selling, general, and administrative	19,902	20%	26,383	17%	(6,481)	(25)%
Amortization of intangible assets	4,218	4%	13,532	9%	(9,314)	(69)%
Restructuring	1,430	1%	2,695	2%	(1,265)	(47)%
Acquisition costs	—	-	1,342	1%	(1,342)	*
Other, net	(34)	-	(157)	-	123	*
Total operating expenses, net	48,856	49%	68,115	43%	(19,259)	(28)%
Operating income (loss)	(14,140)	(14)%	(11,435)	(7)%	(2,705)	24%
Interest income (expense), net	(4,200)	(4)%	(4,622)	(3)%	422	(9)%
Income (loss) before income taxes	(18,340)	(18)%	(16,057)	(10)%	(2,283)	14%
Income tax expense (benefit)	190	-	(230)	-	420	*
Net income (loss)	$(18,530)	(19)%	$(15,827)	(10)%	$(2,703)	17%

*Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended March 31,				Change
	2019		2018		Period to Period
	(dollars in thousands)
Sales by market
Advanced Packaging, MEMS & RF Filters	$23,127	23%	$27,153	17%	$(4,026)	(15)%
LED Lighting, Display & Compound Semiconductor	13,550	14%	89,916	57%	(76,366)	(85)%
Front-End Semiconductor	22,617	23%	9,457	6%	13,160	139%
Scientific & Industrial	40,077	40%	32,048	20%	8,029	25%
Total	$99,371	100%	$158,574	100%	$(59,203)	(37)%
Sales by geographic region
United States	$32,315	33%	$23,754	15%	$8,561	36%
China	10,159	10%	75,395	47%	(65,236)	(87)%
EMEA	17,827	18%	15,745	10%	2,082	13%
Rest of World	39,070	39%	43,680	28%	(4,610)	(11)%
Total	$99,371	100%	$158,574	100%	$(59,203)	(37)%

Sales decreased for the three months ended March 31, 2019 against the comparable prior year period principally in the LED Lighting, Display & Compound Semiconductor market, offset by increases in the Front-End Semiconductor and Scientific & Industrial markets. Pricing was not a significant driver of the change in total sales. By geography, sales decreased in the China and Rest of World regions, offset by increases in the United States and EMEA regions. The most significant decrease occurred in the China region, which was largely attributable to the decreased sales in the LED Lighting, Display & Compound Semiconductor market. We do not expect significant new orders for this market in this region in the near future. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

In the first quarter of 2019, gross profit decreased compared to the first quarter of 2018 due to a decrease in sales volume, as well as decreased gross margins. Gross margins decreased principally due to product and region mix of sales in the periods.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the three months ended March 31, 2019 against the comparable prior period primarily related to personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased primarily related to personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs.

Amortization Expense

The decrease in amortization expense is a result of the impairment of intangible assets during the second quarter of 2018.

Restructuring Expense

During the second quarter of 2018, we initiated plans to further reduce excess capacity associated with the manufacture and support of our advanced packaging lithography and 3D wafer inspection systems by consolidating these operations into our San Jose, California facility. As a result of this and other cost saving initiatives, we announced headcount reductions of approximately 40 employees. During the three months ended March 31, 2019, additional accruals were recognized and payments were made related to these restructuring activities.

We continued to record restructuring charges in the first quarter of 2019 in an effort to streamline operations, enhance efficiencies, and reduce costs.

Interest Income (Expense)

We recorded net interest expense of $4.2 million for the three months ended March 31, 2019, compared to $4.6 million for the comparable prior year period. Included in interest expense for the three months ended March 31, 2019 and 2018 were non-cash charges of $3.1 million and $2.9 million, respectively, related to the amortization of debt discount and transaction costs of the Convertible Senior Notes.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended March 31, 2019 was $0.2 million compared to a tax benefit of $0.2 million for the comparable prior period. The 2019 tax expense included an expense of $0.1 million related to our domestic operations, and $0.1 million related to our non-U.S. operations, compared to 2018 when the benefit included an expense of $0.1 million related to our domestic operations, and a $0.3 million tax benefit related to our non-U.S. operations. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period non-U.S. tax expense is primarily attributable to tax expense on non-U.S operation profits and foreign withholding taxes on unremitted earnings as of March 31, 2019, offset by the amortization of intangible assets. The comparable period non-U.S. tax benefit is primarily attributable to the amortization of intangible assets, offset by tax expense on non-U.S operation profits incurred during the period, as well as foreign withholding taxes on unremitted earnings as of March 31, 2018.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$169,439	$212,273
Restricted cash	804	809
Short-term investments	67,215	48,189
Total	$237,458	$261,271

At March 31, 2019 and December 31, 2018, cash and cash equivalents of $65.7 million and $66.9 million, respectively, were held outside the United States. As of March 31, 2019, we had $44.2 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $8.3 million of undistributed earnings would be subject to foreign withholding taxes if distributed back to the United States. As of December 31, 2018, we had accrued for, and subsequently paid in January 2019, approximately $1.9 million of withholding tax related to distributions made in 2018. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our Convertible Senior Notes due 2023.

A summary of the cash flow activity for the three months ended March 31, 2019 and 2018 is as follows:

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income (loss)	$(18,530)	$(15,827)
Non-cash items:
Depreciation and amortization	8,796	17,726
Non-cash interest expense	3,081	2,859
Deferred income taxes	(15)	(269)
Share-based compensation expense	3,157	4,537
Changes in operating assets and liabilities	(18,780)	(20,833)
Net cash provided by (used in) operating activities	$(22,291)	$(11,807)

Net cash used in operating activities was $22.3 million for the three months ended March 31, 2019 and was due to the net loss of $18.5 million plus adjustments for non-cash items of $15.0 million, offset by a decrease in cash flow from changes in operating assets and liabilities of $18.8 million. The changes in operating assets and liabilities were largely attributable to 1) decreases in accounts payable and accrued expenses; 2) decreases in customer deposits and deferred revenue; 3) increases in accounts receivable; and 4) increases in prepaid expenses, all of which is partially offset by decreases in inventory.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Capital expenditures	$(2,180)	$(2,259)
Changes in investments, net	(18,758)	(20,300)
Net cash provided by (used in) investing activities	$(20,938)	$(22,559)

The cash used in investing activities during the three months ended March 31, 2019 was attributable to net changes in investments as well as capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net proceeds from employee equity programs	$379	$709
Purchases of common stock	—	(592)
Net cash provided by (used in) financing activities	$379	$117

The cash provided by financing activities for the three months ended March 31, 2019 was related to cash proceeds from the employee stock purchase plan, offset by cash used to settle taxes related to employee equity programs.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, expenses, and results of operations, liquidity, capital expenditures or capital resources other than bank guarantees and purchase commitments disclosed in the preceding footnotes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $67.2 million at March 31, 2019. These securities are subject to interest rate risk and, based on our investment portfolio at

March 31, 2019, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.2 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Changes in currency exchange rates could affect our foreign currency denominated monetary assets and liabilities and forecasted cash flows. We enter into monthly forward derivative contracts with the intent of mitigating a portion of this risk. We only use derivative financial instruments in the context of hedging and not for speculative purposes and had not designated our foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other, net” in our Consolidated Statements of Operations. We execute derivative transactions with highly rated financial institutions to mitigate counterparty risk.

Our net sales to customers located outside of the United States represented approximately 67% of our total net sales for the three months ended March 31, 2019, and 85% for the comparable 2018 period. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 6% of total net sales in the three months ended March 31, 2019, and 1% for the comparable 2018 period.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2019. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 1, 2019, we adopted ASC 842, Leases. We implemented additional internal controls around the adoption of this new accounting standard to ensure we adequately evaluate our leases and properly assess the impact on our financial statements. There were no other changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting for the quarter ended March 31, 2019.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa

Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition (the “Wolther Action”). On August 2 and August 8, 2018, two purported class action complaints substantially similar to the Wolther Action were filed on behalf of different plaintiffs in the same court as the Wolther Action. These cases have been consolidated with the Wolther Action, and a consolidated complaint was filed on December 11, 2018. The consolidated complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. Veeco is defending this matter vigorously.

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco. The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. The court ordered this action stayed until a future case management conference. Veeco is defending this matter vigorously.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10‑Q and in Part I — Item 1A of our 2018 Form 10‑K. There have been no material changes from the risk factors previously disclosed in our 2018 Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2017, Veeco’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s outstanding common stock to be completed through December 11, 2019. We did not purchase any shares during the first quarter of 2019. At March 31, 2019, $14.3 million of the $100 million had been utilized. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0‑16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2019.				*
10.2	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2019 (time-based version A).				*
10.3	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2019 (time-based version B).				*
10.4	Amendment dated March 22, 2019 to the Letter Agreement between the Company and William J. Miller, Ph.D.				*
10.5	Amendment dated March 22, 2019 to the Letter Agreement between the Company and Shubham Maheshwari.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2019.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President, Chief Financial Officer, and Chief Operating Officer