Form 10-Q
period 2019-09-30
VEECO INSTRUMENTS INC
filed 2019-11-04
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 23, 2019, there were 48,903,027 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” Part 1, Item 1A in our 2018 Form 10-K and Part 2, Item 1A in our quarterly report on Form 10-Q for the quarter ending June 30, 2019, and the following:

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	We are exposed to the risks of operating a global business;

●	International trade disputes could result in increases in tariffs and other trade restrictions and protectionist measures that could negatively impact our operations;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition;

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

●	The price of our common shares is volatile, has declined significantly, and could further decline;

●	We may be required to take additional impairment charges on assets;

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Our sales to manufacturers are highly dependent on sales of consumer electronics applications, which can experience significant volatility due to seasonal and other factors;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operate in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We may be unable to obtain required export licenses for the sale of our products;

●	Our operating results may be adversely affected by tightening credit markets;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

●	We are exposed to risks associated with business combinations, acquisitions, and strategic investments;

●	We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act and any delays or difficulties in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price;

●	Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results;

●	Our income taxes may change;

●	We have indebtedness in the form of convertible senior notes which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders;

●	The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, could have a material effect on our reported financial results;

●	We are subject to foreign currency exchange risks;

●	Our previously announced share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock;

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

●	We are exposed to various risks associated with global regulatory requirements;

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar laws;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations; and

●	We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism, or other significant disruption.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,259	$212,273
Restricted cash	687	809
Short-term investments	95,672	48,189
Accounts receivable, net	72,731	66,808
Contract assets	20,782	10,397
Inventories	135,190	156,311
Deferred cost of sales	2,198	3,072
Prepaid expenses and other current assets	23,762	22,221
Total current assets	486,281	520,080
Property, plant, and equipment, net	77,801	80,284
Operating lease right-of-use assets	10,472	—
Intangible assets, net	72,376	85,149
Goodwill	184,302	184,302
Deferred income taxes	1,872	1,869
Other assets	29,172	29,132
Total assets	$862,276	$900,816

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$34,702	$39,611
Accrued expenses and other current liabilities	40,641	46,450
Customer deposits and deferred revenue	66,031	72,736
Income taxes payable	663	1,256
Total current liabilities	142,037	160,053
Deferred income taxes	5,713	5,690
Long-term debt	296,810	287,392
Operating lease long-term liabilities	6,066	—
Other liabilities	9,180	9,906
Total liabilities	459,806	463,041
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 48,903,027 and 48,547,417 shares issued at September 30, 2019 and December 31, 2018, respectively; 48,903,027 and 48,024,685 shares outstanding at September 30, 2019 and December 31, 2018, respectively.	489	485
Additional paid-in capital	1,066,203	1,061,325
Accumulated deficit	(666,058)	(619,983)
Accumulated other comprehensive income	1,836	1,820
Treasury stock, at cost, 522,732 shares at December 31, 2018.	—	(5,872)
Total stockholders' equity	402,470	437,775
Total liabilities and stockholders' equity	$862,276	$900,816

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	$108,954	$126,757	$306,147	$443,110
Cost of sales	66,731	80,372	192,924	284,651
Gross profit	42,223	46,385	113,223	158,459
Operating expenses, net:
Research and development	22,639	23,544	68,901	72,793
Selling, general, and administrative	20,962	20,186	60,620	70,842
Amortization of intangible assets	4,312	4,183	12,773	28,102
Restructuring	1,828	2,057	3,874	7,669
Acquisition costs	—	249	—	2,906
Asset impairment	—	—	—	252,343
Other, net	(153)	39	(232)	325
Total operating expenses, net	49,588	50,258	145,936	434,980
Operating income (loss)	(7,365)	(3,873)	(32,713)	(276,521)
Interest income	1,219	823	3,749	2,266
Interest expense	(5,549)	(5,602)	(16,491)	(16,113)
Income (loss) before income taxes	(11,695)	(8,652)	(45,455)	(290,368)
Income tax expense (benefit)	72	301	407	(27,954)
Net income (loss)	$(11,767)	$(8,953)	$(45,862)	$(262,414)

Income (loss) per common share:
Basic	$(0.25)	$(0.19)	$(0.97)	$(5.55)
Diluted	$(0.25)	$(0.19)	$(0.97)	$(5.55)

Weighted average number of shares:
Basic	47,489	46,982	47,361	47,283
Diluted	47,489	46,982	47,361	47,283

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(11,767)	$(8,953)	$(45,862)	$(262,414)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(38)	4	8	4
Foreign currency translation	(4)	(4)	8	(4)
Total other comprehensive income (loss), net of tax	(42)	—	16	—

Total comprehensive income (loss)	$(11,809)	$(8,953)	$(45,846)	$(262,414)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(45,862)	$(262,414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,838	41,110
Non-cash interest expense	9,418	8,739
Deferred income taxes	20	(28,872)
Share-based compensation expense	11,528	12,720
Asset impairment	—	252,343
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(16,308)	769
Inventories and deferred cost of sales	17,921	(17,748)
Prepaid expenses and other current assets	(1,276)	10,037
Accounts payable and accrued expenses	(16,000)	(4,006)
Customer deposits and deferred revenue	(6,705)	(47,589)
Income taxes receivable and payable, net	(593)	(3,552)
Other, net	(986)	(915)
Net cash provided by (used in) operating activities	(23,005)	(39,378)

Cash Flows from Investing Activities
Acquisitions of businesses, net of cash acquired	—	(2,662)
Capital expenditures	(8,189)	(5,788)
Proceeds from the sale of investments	102,230	65,365
Payments for purchases of investments	(148,664)	(72,303)
Proceeds from held for sale assets	645	—
Net cash provided by (used in) investing activities	(53,978)	(15,388)

Cash Flows from Financing Activities
Cash withholdings for employee stock purchase plan	2,609	3,007
Taxes paid for restricted stock vestings	(2,771)	(3,029)
Purchases of common stock	—	(11,457)
Net cash provided by (used in) financing activities	(162)	(11,479)

Effect of exchange rate changes on cash and cash equivalents	9	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(77,136)	(66,249)
Cash, cash equivalents, and restricted cash - beginning of period	213,082	280,583
Cash, cash equivalents, and restricted cash - end of period	$135,946	$214,334

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,401	$9,655
Income taxes paid	2,835	4,269
Non-cash operating and financing activities
Net transfer of inventory to property, plant and equipment	4,074	1,170
Right-of-use assets obtained in exchange for lease obligations	516	—

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

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share in the periods the performance targets have been achieved. The computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income (loss)	$(11,767)	$(8,953)	$(45,862)	$(262,414)
Net income (loss) per common share:
Basic	$(0.25)	$(0.19)	$(0.97)	$(5.55)
Diluted	$(0.25)	$(0.19)	$(0.97)	$(5.55)

Basic weighted average shares outstanding	47,489	46,982	47,361	47,283
Effect of potentially dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	47,489	46,982	47,361	47,283

Common share equivalents excluded from the diluted weighted average shares outstanding since Veeco incurred a net loss and their effect would be antidilutive	403	16	302	17
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	1,874	2,617	1,893	2,469
Maximum potential shares to be issued for settlement of the Convertible Senior Notes excluded from the diluted calculation as their effect would be antidilutive	8,618	8,618	8,618	8,618

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2019
Cash equivalents
Certificate of deposits and time deposits	$59,227	$—	$—	$59,227
U.S. treasuries	24,958	—	—	24,958
Commercial paper	—	10,675	—	10,675
Corporate debt	—	3,001	—	3,001
Total	$84,185	$13,676	$—	$97,861
Short-term investments
U.S. treasuries	$81,727	$—	$—	$81,727
Corporate debt	—	5,006	—	5,006
Commercial paper	—	8,939	—	8,939
Total	$81,727	$13,945	$—	$95,672

December 31, 2018
Cash equivalents
Certificate of deposits and time deposits	$65,571	$—	$—	$65,571
U.S. treasuries	3,990	—	—	3,990
Total	$69,561	$—	$—	$69,561
Short-term investments
U.S. treasuries	$37,184	$—	$—	$37,184
Corporate debt	—	8,516	—	8,516
Commercial paper	—	2,489	—	2,489
Total	$37,184	$11,005	$—	$48,189

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2019.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At September 30, 2019 and December 31, 2018, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2019
U.S. treasuries	$81,733	$10	$(16)	$81,727
Corporate debt	5,007	—	(1)	5,006
Commercial paper	8,940	—	(1)	8,939
Total	$95,680	$10	$(18)	$95,672

December 31, 2018
U.S. treasuries	$37,191	$—	$(7)	$37,184
Corporate debt	8,525	—	(9)	8,516
Commercial paper	2,489	—	—	2,489
Total	$48,205	$—	$(16)	$48,189

Available-for-sale securities in a loss position at September 30, 2019 and December 31, 2018 consist of:

	September 30, 2019		December 31, 2018
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$81,727	$(16)	$37,184	$(7)
Corporate debt	5,006	(1)	8,516	(9)
Commercial Paper	8,939	(1)	—	—
Total	$95,672	$(18)	$45,700	$(16)

At September 30, 2019 and December 31, 2018, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at September 30, 2019 were all due in one year or less. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses for the three and nine months ended September 30, 2019 and 2018.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.2 million and $0.3 million at September 30, 2019 and December 31, 2018, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Materials	$78,430	$90,816
Work-in-process	40,873	42,354
Finished goods	15,887	23,141
Total	$135,190	$156,311

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $13.0 million and $12.8 million at September 30, 2019 and December 31, 2018, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Land	$5,061	$5,669
Building and improvements	61,633	61,124
Machinery and equipment (1)	138,169	128,385
Leasehold improvements	6,755	9,033
Gross property, plant, and equipment	211,618	204,211
Less: accumulated depreciation and amortization	133,817	123,927
Net property, plant, and equipment	$77,801	$80,284
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and nine months ended September 30, 2019, depreciation expense was $4.2 million and $13.1 million, respectively, and $4.6 million and $13.0 million for the comparable 2018 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the nine months ended September 30, 2019.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The components of purchased intangible assets were as follows:

	September 30, 2019			December 31, 2018
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$350,928	$309,651	$41,277	$337,218	$290,808	$46,410
Customer relationships	164,595	139,518	25,077	164,595	136,126	28,469
In-process R&D	—	—	—	13,710	10,530	3,180
Trademarks and tradenames	30,910	24,917	5,993	30,910	23,899	7,011
Other	3,686	3,657	29	3,686	3,607	79
Total	$550,119	$477,743	$72,376	$550,119	$464,970	$85,149

Other intangible assets primarily consist of patents, licenses, and backlog.

Other Assets

The Company has a non-marketable investment in Kateeva, Inc. (“Kateeva”), with a carrying value of $21.0 million at September 30, 2019 and December 31, 2018. Additionally, the Company has a non-marketable investment in a separate entity, with a carrying value of $3.5 million at September 30, 2019 and December 31, 2018. The Company does not exert significant influence over these investments, and its ownership interest is less than 20%. Neither equity investment has a readily observable market price, and therefore the Company has elected to measure these investments at cost, adjusted for changes in observable market prices minus impairment. The investments are included in “Other assets” on the Consolidated Balance Sheets. There were no changes in observable market prices for either investment for the nine months ended September 30, 2019. These investments are subject to periodic impairment reviews; as there are no open-market valuations, the impairment analyses require judgment. The analyses include assessments of the companies’ financial condition, the business outlooks for their products and technologies, their projected results and cash flow, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at September 30, 2019 and December 31, 2018 consist of:

	September 30,	December 31,
	2019	2018
	(in thousands)
Payroll and related benefits	$14,471	$20,486
Warranty	7,552	7,852
Operating lease liabilities	4,730	—
Interest	1,992	4,321
Professional fees	2,794	2,897
Sales, use, and other taxes	1,497	2,670
Restructuring liability	1,617	2,213
Other	5,988	6,011
Total	$40,641	$46,450

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2019 include:

(in thousands)
Balance - December 31, 2018	$7,852
Warranties issued	4,551
Consumption of reserves	(4,517)
Changes in estimate	(334)
Balance - September 30, 2019	$7,552

Restructuring Accruals

During the second quarter of 2018, the Company initiated plans to further reduce excess capacity associated with the manufacture and support of the Company's advanced packaging lithography and 3D wafer inspection systems by consolidating these operations into its San Jose, California facility. As a result of this and other cost saving initiatives, the Company announced headcount reductions of approximately 40 employees. During the nine months ended September 30, 2019, additional accruals were recognized and payments were made related to these restructuring initiatives.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Company continued to record restructuring charges during the three and nine months ended September 30, 2019 as a result of the Company’s efforts to streamline operations, enhance efficiencies, and reduce costs. Changes in the restructuring accrual were as follows:

	Personnel	Facility
	Severance and	Related Costs
	Related Costs	and Other	Total
	(in thousands)
Balance - December 31, 2018	$2,143	$70	$2,213
Provision	3,681	193	3,874
Payments	(4,207)	(263)	(4,470)
Balance - September 30, 2019	$1,617	$—	$1,617

Customer Deposits and Deferred Revenue

Customer deposits totaled $31.6 million and $28.3 million at September 30, 2019 and December 31, 2018, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2018	$44,415
Deferral of revenue	4,717
Recognition of previously deferred revenue	(14,744)
Balance - September 30, 2019	$34,388

As of September 30, 2019, the Company has approximately $49.5 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 86% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The carrying value of the Convertible Senior Notes is as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Principal amount	$345,000	$345,000
Unamortized debt discount	(43,780)	(52,336)
Unamortized transaction costs	(4,410)	(5,272)
Net carrying value	$296,810	$287,392

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Total interest expense related to the Convertible Senior Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cash Interest Expense
Coupon interest expense	$2,329	$2,329	$6,986	$6,986
Non-Cash Interest Expense
Amortization of debt discount	2,906	2,697	8,556	7,940
Amortization of transaction costs	293	271	862	799
Total Interest Expense	$5,528	$5,297	$16,404	$15,725

The Company determined the Convertible Senior Notes is a Level 2 liability in the fair value hierarchy and estimated its fair value as $309.2 million at September 30, 2019.

Other Liabilities

As part of the acquisition of Ultratech, the Company assumed an executive non-qualified deferred compensation plan that allowed qualifying executives to defer cash compensation. The plan was frozen at the time of acquisition and no further contributions have been made. At September 30, 2019 and December 31, 2018, plan assets approximated $3.5 million and $3.2 million, respectively, representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $3.0 million and $3.5 million, respectively, and is included within “Other liabilities” in the Consolidated Balance Sheets. Other liabilities also included medical and dental benefits of $2.0 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively, and asset retirement obligations of $3.2 million and income tax payables of $1.0 million at both September 30, 2019 and December 31, 2018.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of September 30, 2019 was 3 years, and the weighted average discount rate used in determining the present value of future lease payments was 6.0%.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Minimum lease commitments at September 30, 2019 for property and equipment under operating lease agreements are payable as follows:

Operating
Leases
(in thousands)
Payments due by period:
2019	$1,302
2020	5,222
2021	2,548
2022	1,379
2023	865
Thereafter	551
Total future minimum lease payments	11,867
Less: Imputed interest	(1,071)
Total	10,796

Reported as of September 30, 2019
Other current liabilities	4,730
Operating lease liabilities	6,066
Total	$10,796

Minimum lease commitments at December 31, 2018 for property and equipment under operating lease agreements were payable as follows:

Operating
Leases
(in thousands)
Payments due by period:
2019	$5,143
2020	5,056
2021	2,432
2022	1,812
2023	1,066
Thereafter	548
Total	$16,057

Operating lease cost for the three and nine months ended September 30, 2019 were $1.3 million and $4.1 million, respectively. Variable lease cost for the three and nine months ended September 30, 2019 were $0.4 million and $1.4 million, respectively. Additionally, the Company has an immaterial amount of short term leases. Lease expense for the three and nine months ended September 30, 2018 was $1.7 million and $5.5 million, respectively. Operating cash outflows from operating leases for the nine months ended September 30, 2019 was $5.0 million.

Purchase Commitments

Veeco has purchase commitments of $76.3 million at September 30, 2019, substantially all of which become due within one year.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2019, outstanding bank guarantees and letters of credit totaled $7.8 million, and unused bank guarantees and letters of credit of $66.4 million were available to be drawn upon.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Company did not have any outstanding derivative contracts at September 30, 2019 or December 31, 2018. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the nine months ended September 30, 2019. The following table shows the gains and (losses) from currency exchange derivatives during the three and nine months ended September 30, 2018, which are included in “Other, net” in the Consolidated Statements of Operations, as well as the weighted average notional amount of derivatives outstanding for the period:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Gains (Losses)	Weighted average notional amount	Gains (Losses)	Weighted average notional amount
	(in thousands)
Foreign currency exchange forwards	$132	$4,448	$348	$2,869

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands)
Balance at December 31, 2018	48,547	$485	523	$(5,872)	$1,061,325	$(619,983)	$1,820	$437,775
Net loss	—	—	—	—	—	(18,530)	—	(18,530)
Other comprehensive income, net of tax	—	—	—	—	—	—	38	38
Share-based compensation expense	—	—	—	—	3,157	—	—	3,157
Net issuance under employee stock plans	128	2	(523)	5,872	(6,303)	(213)	—	(642)
Balance at March 31, 2019	48,675	$487	—	$—	$1,058,179	$(638,726)	$1,858	$421,798
Net loss	—	—	—	—	—	(15,565)	—	(15,565)
Other comprehensive income, net of tax	—	—	—	—	—	—	20	20
Share-based compensation expense	—	—	—	—	4,588	—	—	4,588
Net issuance under employee stock plans	296	3	—	—	182	—	—	185
Balance at June 30, 2019	48,971	$490	—	$—	$1,062,949	$(654,291)	$1,878	$411,026
Net loss	—	—	—	—	—	(11,767)	—	(11,767)
Other comprehensive income, net of tax	—	—	—	—	—	—	(42)	(42)
Share-based compensation expense	—	—	—	—	3,783	—	—	3,783
Net issuance under employee stock plans	(68)	(1)	—	—	(529)	—	—	(530)
Balance at September 30, 2019	48,903	$489	—	$—	$1,066,203	$(666,058)	$1,836	$402,470

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands)
Balance at December 31, 2017	48,229	$482	85	$(1,284)	$1,051,953	$(212,870)	$1,812	$840,093
Net loss	—	—	—	—	—	(15,827)	—	(15,827)
Other comprehensive income, net of tax	—	—	—	—	—	—	24	24
Share-based compensation expense	—	—	—	—	4,537	—	—	4,537
Net issuance under employee stock plans	462	5	(115)	1,728	(2,159)	—	—	(426)
Purchases of common stock	—	—	30	(444)	—	—	—	(444)
Balance at March 31, 2018	48,691	$487	—	$—	$1,054,331	$(228,697)	$1,836	$827,957
Net loss	—	—	—	—	—	(237,634)	—	(237,634)
Other comprehensive income, net of tax	—	—	—	—	—	—	(24)	(24)
Share-based compensation expense	—	—	—	—	4,904	—	—	4,904
Net issuance under employee stock plans	43	—	(57)	865	(1,273)	—	—	(408)
Purchases of common stock	—	—	57	(865)	—	—	—	(865)
Balance at June 30, 2018	48,734	$487	—	$—	$1,057,962	$(466,331)	$1,812	$593,930
Net loss	—	—	—	—	—	(8,953)	—	(8,953)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,279	—	—	3,279
Net issuance under employee stock plans	(101)	(1)	(23)	340	(508)	—	—	(169)
Purchases of common stock	—	—	863	(10,000)	—	—	—	(10,000)
Balance at September 30, 2018	48,633	$486	840	$(9,660)	$1,060,733	$(475,284)	$1,812	$578,087

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total
	(in thousands)
Balance - December 31, 2018	$1,836	$(16)	$1,820
Other comprehensive income (loss)	8	8	16
Balance - September 30, 2019	$1,844	$(8)	$1,836

There were minimal reclassifications from AOCI into net income for the three and nine months ended September 30, 2019 and 2018.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$383	$513	$1,448	$1,603
Research and development	756	709	2,531	2,728
Selling, general, and administrative	2,644	1,890	7,549	7,393
Restructuring	—	167	—	996
Total	$3,783	$3,279	$11,528	$12,720

For the nine months ended September 30, 2019, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2018	1,222	$34.80
Expired or forfeited	(69)	33.62
Balance - September 30, 2019	1,153	34.87

For the nine months ended September 30, 2019, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2018	2,218	$20.74
Granted	1,048	11.41
Performance award adjustments	(25)	28.91
Vested	(721)	22.29
Forfeited	(176)	19.41
Balance - September 30, 2019	2,344	16.02

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At September 30, 2019, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. If necessary, the year-to-date tax benefit for interim period losses is limited to the amount that could be recognizable at the end of the fiscal year.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Loss before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Loss before income taxes	$(11,695)	$(8,652)	$(45,455)	$(290,368)
Income tax expense (benefit)	$72	$301	$407	$(27,954)

The Company’s tax expense for the three months ended September 30, 2019 was $0.1 million, compared to $0.3 million for the comparable prior period. The 2019 tax expense included a $0.1 million expense related to the Company’s domestic operations and minimal expense related to the Company’s non-U.S. operations, compared to 2018 when the expense was mainly related to the Company’s non-U.S. operations. Although there was a domestic pre-tax loss for the three months ended September 30, 2019 and 2018, the Company did not provide a current tax benefit on domestic pre-tax losses, as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for the current period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

The Company’s tax expense for the nine months ended September 30, 2019 was $0.4 million, compared to a tax benefit of $28.0 million for the comparable prior period. The 2019 tax expense included a $0.2 million expense related to the Company’s domestic operations, and $0.2 million expense related to the Company’s non-U.S. operations, compared to 2018 when the benefit included a $1.1 million benefit related to the Company’s domestic operations, and a $26.9 million benefit related to the Company’s non-U.S. operations. Although there was a domestic pre-tax loss for the nine months ended September 30, 2019 and 2018, the Company did not provide a current tax benefit on domestic pre-tax losses, as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for the current period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The non-U.S. tax expense for the nine months ended September 30, 2019 is primarily attributable to tax expense on non-U.S operation profits and foreign withholding taxes on unremitted earnings as of September 30, 2019, offset by a tax benefit related to the amortization of intangible assets.

The domestic tax benefit for the nine months ended September 30, 2018 is primarily attributable to refundable alternative minimum tax credits in accordance with the 2017 Tax Act, offset by the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The non-U.S. tax benefit for the nine months ended September 30, 2018 is primarily attributable to the deferred tax benefit recognized on the intangible asset impairment charge incurred during the period.

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

Sales by end-market and geographic region for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Sales by end-market
Advanced Packaging, MEMS & RF Filters	$11,381	$24,562	$50,951	$76,473
LED Lighting, Display & Compound Semiconductor	24,020	58,864	47,263	236,597
Front-End Semiconductor	33,578	13,476	80,703	41,085
Scientific & Industrial	39,975	29,855	127,230	88,955
Total	$108,954	$126,757	$306,147	$443,110
Sales by geographic region
United States	$27,915	$28,861	$100,014	$85,555
China	17,034	39,200	46,846	185,050
EMEA(1)	19,128	30,685	49,280	71,836
Rest of World	44,877	28,011	110,007	100,669
Total	$108,954	$126,757	$306,147	$443,110
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

Executive Summary

We are an innovative manufacturer of semiconductor process equipment. Our proven ion beam, laser annealing, lithography, MOCVD and single wafer etch & clean technologies play an integral role in the fabrication and packaging of advanced semiconductor devices. With equipment designed to optimize performance, yield and cost of ownership, Veeco holds leading technology positions in the markets we serve. To learn more about Veeco’s systems and service offerings, visit www.veeco.com.

We categorize our revenue by the key market segments into which we sell. Our four key markets are: Advanced Packaging, MEMS & RF Filters; LED Lighting, Display & Compound Semiconductor; Front-End Semiconductor; and Scientific & Industrial.

Sales of Lithography and PSP systems to Integrated Device Manufacturer (“IDM”) and Outsourced Semiconductor and Test (“OSAT”) customers in the Advanced Packaging, MEMS & RF Filter market remained soft in the third quarter. However, we remain well positioned for future growth in the advanced packaging market, supported by technology mega-trends such as mobile connectivity and 5G infrastructure, automotive electronics, and big data processing, as well as other Advanced Packaging applications. We are in the advanced stages of a product development initiative which improves the performance of our lithography systems to meet our customers’ next-generation requirements.

Sales in the LED Lighting, Display & Compound Semiconductor market also remained soft in the third quarter. We continue to work with our beta customer who recently received our advanced MOCVD system for ROY LEDs and other Photonics applications including VCSELs. We expect future business in this market to come from more applications in VCSELs, 3D sensors, laser diodes, and RF devices. Our broad portfolio of MOCVD and PSP technologies have been developed to support these emerging applications.

Sales in the Front-End Semiconductor market were driven by shipments of our laser annealing systems, as well as our Low-Defect-Density Ion Beam Deposition (“LDD-IBD”) system for Extreme Ultraviolet (“EUV”) Mask Blank production. We believe demand for these two product lines, driven by the development and release of advanced node semiconductors, will continue to provide future growth opportunities for us.

Sales in the Scientific & Industrial market were supported by shipments of Ion Beam systems for data storage applications as well as a variety of high-end optical coating applications. Demand for our Ion Beam products for Data Storage is being driven by the requirements to improve areal density of magnetic heads for hard disk drive manufacturers as well as an overall projected volume increase of thin film magnetic heads. These two factors taken together are driving additional capacity and equipment upgrades. The Scientific & Industrial market has historically provided a relatively stable revenue stream for the Company, however, in 2019 we have experienced growth in the Data Storage market.

Finally, we have been taking steps to reduce spending, focus our R&D investments to improve our ability to serve our customers, and rationalize investments in certain product lines. At the same time, we have been preparing for growth by investing in product lines that serve our existing markets, such as Laser Annealing, Advanced Packaging Lithography, and Ion Beam, while also investing in products to penetrate new markets, such as LDD-IBD for EUV mask blanks and MOCVD for the Photonics market including VCSELs.

Results of Operations

For the three months ended September 30, 2019 and 2018

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2019 and 2018 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change
	2019		2018		Period to Period
	(dollars in thousands)
Net sales	$108,954	100%	$126,757	100%	$(17,803)	(14)%
Cost of sales	66,731	61%	80,372	63%	(13,641)	(17)%
Gross profit	42,223	39%	46,385	37%	(4,162)	(9)%
Operating expenses, net:
Research and development	22,639	21%	23,544	19%	(905)	(4)%
Selling, general, and administrative	20,962	19%	20,186	16%	776	4%
Amortization of intangible assets	4,312	4%	4,183	3%	129	3%
Restructuring	1,828	2%	2,057	2%	(229)	(11)%
Acquisition costs	—	-	249	-	(249)	*
Other, net	(153)	-	39	-	(192)	*
Total operating expenses, net	49,588	46%	50,258	40%	(670)	(1)%
Operating income (loss)	(7,365)	(7)%	(3,873)	(3)%	(3,492)	90%
Interest income (expense), net	(4,330)	(4)%	(4,779)	(4)%	449	(9)%
Income (loss) before income taxes	(11,695)	(11)%	(8,652)	(7)%	(3,043)	35%
Income tax expense (benefit)	72	-	301	-	(229)	*
Net income (loss)	$(11,767)	(11)%	$(8,953)	(7)%	$(2,814)	31%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended September 30,				Change
	2019		2018		Period to Period
	(dollars in thousands)
Sales by market
Advanced Packaging, MEMS & RF Filters	$11,381	10%	$24,562	19%	$(13,181)	(54)%
LED Lighting, Display & Compound Semiconductor	24,020	22%	58,864	46%	(34,844)	(59)%
Front-End Semiconductor	33,578	31%	13,476	11%	20,102	149%
Scientific & Industrial	39,975	37%	29,855	24%	10,120	34%
Total	$108,954	100%	$126,757	100%	$(17,803)	(14)%
Sales by geographic region
United States	$27,915	25%	$28,861	23%	$(946)	(3)%
China	17,034	16%	39,200	31%	(22,166)	(57)%
EMEA	19,128	18%	30,685	24%	(11,557)	(38)%
Rest of World	44,877	41%	28,011	22%	16,866	60%
Total	$108,954	100%	$126,757	100%	$(17,803)	(14)%

Sales decreased for the three months ended September 30, 2019 against the comparable prior year period principally in the LED Lighting, Display & Compound Semiconductor and Advanced Packaging, MEMS & RF Filters markets, partially offset by increases in the Front-End Semiconductor and Scientific & Industrial markets. Pricing was not a significant driver of the change in total sales. By geography, sales decreased in the China, EMEA, and United States regions, partially offset by an increase in the Rest of World region. The most significant decrease occurred in the China region, which was largely attributable to the decreased sales in the LED Lighting, Display & Compound Semiconductor market. We do not expect significant new orders for this market in this region in the near future. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

In the third quarter of 2019, gross profit decreased compared to the third quarter of 2018 due to a decrease in sales volume, partially offset by increased gross margins. Gross margins increased principally due to product and region mix of sales in the periods.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased slightly for the three months ended September 30, 2019 against the comparable prior period primarily related to personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs.

Selling, General, and Administrative

Selling, general, and administrative expenses increased slightly primarily related to personnel-related expenses.

Amortization Expense

Amortization expense remained consistent with the comparable prior year period.

Restructuring Expense

During the second quarter of 2018, we initiated plans to further reduce excess capacity associated with the manufacture and support of our advanced packaging lithography and 3D wafer inspection systems by consolidating these operations into our San Jose, California facility. As a result of this and other cost saving initiatives, we announced headcount reductions of approximately 40 employees. During the three months ended September 30, 2019, additional accruals were recognized and payments were made related to these restructuring activities.

We continued to record restructuring charges in the third quarter of 2019 as a result of our efforts to streamline operations, enhance efficiencies, and reduce costs.

Acquisition Costs

Acquisition costs incurred during 2018 were non-recurring charges incurred in connection with the acquisition of the Ultratech business, as well as legal and professional fees incurred in connection with certain integration activities.

Interest Income (Expense)

We recorded net interest expense of $4.3 million for the three months ended September 30, 2019, compared to $4.8 million for the comparable prior year period. Included in interest expense for the three months ended September 30, 2019 and 2018 were non-cash charges of $3.2 million and $3.0 million, respectively, related to the amortization of debt discount and transaction costs of the Convertible Senior Notes.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended September 30, 2019 was $0.1 million compared to $0.3 million for the comparable prior period. The 2019 tax expense included an expense of $0.1 million related to our domestic operations and minimal expense related to our non-U.S. operations, compared to 2018 when the expense mainly related to our non-U.S. operations. Although there was a domestic pre-tax loss for the three months ended September 30, 2019 and 2018, we did not provide a current tax benefit on domestic pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for the current period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

For the nine months ended September 30, 2019 and 2018

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2019 and 2018 and the period-over-period dollar and percentage changes for those line items.

	Nine Months Ended September 30,				Change
	2019		2018		Period to Period
	(dollars in thousands)
Net sales	$306,147	100%	$443,110	100%	$(136,963)	(31)%
Cost of sales	192,924	63%	284,651	64%	(91,727)	(32)%
Gross profit	113,223	37%	158,459	36%	(45,236)	(29)%
Operating expenses, net:
Research and development	68,901	23%	72,793	16%	(3,892)	(5)%
Selling, general, and administrative	60,620	20%	70,842	16%	(10,222)	(14)%
Amortization of intangible assets	12,773	4%	28,102	6%	(15,329)	(55)%
Restructuring	3,874	1%	7,669	2%	(3,795)	(49)%
Acquisition costs	—	-	2,906	1%	(2,906)	*
Asset impairment	—	-	252,343	57%	(252,343)	*
Other, net	(232)	-	325	-	(557)	*
Total operating expenses, net	145,936	48%	434,980	98%	(289,044)	(66)%
Operating income (loss)	(32,713)	(11)%	(276,521)	(62)%	243,808	(88)%
Interest income (expense), net	(12,742)	(4)%	(13,847)	(3)%	1,105	(8)%
Income (loss) before income taxes	(45,455)	(15)%	(290,368)	(66)%	244,913	(84)%
Income tax expense (benefit)	407	-	(27,954)	(6)%	28,361	*
Net income (loss)	$(45,862)	(15)%	$(262,414)	(59)%	$216,552	(83)%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Nine Months Ended September 30,				Change
	2019		2018		Period to Period
	(dollars in thousands)
Sales by market
Advanced Packaging, MEMS & RF Filters	$50,951	17%	$76,473	17%	$(25,522)	(33)%
LED Lighting, Display & Compound Semiconductor	47,263	15%	236,597	54%	(189,334)	(80)%
Front-End Semiconductor	80,703	26%	41,085	9%	39,618	96%
Scientific & Industrial	127,230	42%	88,955	20%	38,275	43%
Total	$306,147	100%	$443,110	100%	$(136,963)	(31)%
Sales by geographic region
United States	$100,014	33%	$85,555	19%	$14,459	17%
China	46,846	15%	185,050	42%	(138,204)	(75)%
EMEA	49,280	16%	71,836	16%	(22,556)	(31)%
Rest of World	110,007	36%	100,669	23%	9,338	9%
Total	$306,147	100%	$443,110	100%	$(136,963)	(31)%

Sales decreased for the nine months ended September 30, 2019 against the comparable prior year period principally in the LED Lighting, Display & Compound Semiconductor and Advanced Packaging, MEMS & RF Filters markets, partially offset by increases in the Front-End Semiconductor and Scientific & Industrial markets. Pricing was not a significant driver of the change in total sales. By geography, sales decreased in the China and EMEA regions, partially offset by increases in the United States and Rest of World regions. The most significant decrease occurred in the China region, which was largely attributable to the decreased sales in the LED Lighting, Display & Compound Semiconductor market. We do not expect significant new orders for this market in this region in the near future. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

In the nine months ended September 30, 2019, gross profit decreased compared to 2018 due to a decrease in sales volume, partially offset by increased gross margins. Gross margins increased principally due to product and region mix of sales in the periods.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the nine months ended September 30, 2019 against the comparable prior period primarily related to personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs.

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

Restructuring Expense

During the second quarter of 2018, we initiated plans to further reduce excess capacity associated with the manufacture and support of our advanced packaging lithography and 3D wafer inspection systems by consolidating these operations into our San Jose, California facility. As a result of this and other cost saving initiatives, we announced headcount reductions of approximately 40 employees. During the nine months ended September 30, 2019, additional accruals were recognized and payments were made related to these restructuring activities.

We continued to record restructuring charges in 2019 as a result of our efforts to streamline operations, enhance efficiencies, and reduce costs.

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

Interest Income (Expense)

We recorded net interest expense of $12.7 million for the nine months ended September 30, 2019, compared to $13.8 million for the comparable prior year period. Included in interest expense for the nine months ended September 30, 2019 and 2018 were non-cash charges of $9.4 million and $8.7 million, respectively, related to the amortization of debt discount and transaction costs of the Convertible Senior Notes.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the nine months ended September 30, 2019 was $0.4 million compared to a tax benefit of $28.0 million for the comparable prior period. The 2019 tax expense included an expense of $0.2 million related to our domestic operations, and $0.2 million related to our non-U.S. operations, compared to 2018 when the benefit included a $1.1 million benefit related to our domestic operations, and a $26.9 million benefit related to our non-U.S. operations. Although there was a domestic pre-tax loss for the nine months ended September 30, 2019 and 2018, we did not provide a current tax benefit on domestic pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for the current period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period non-U.S. tax expense is primarily attributable to tax expense on non-U.S operation profits and foreign withholding taxes on unremitted earnings as of September 30, 2019, offset by a tax benefit related to the amortization of intangible assets.

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

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$135,259	$212,273
Restricted cash	687	809
Short-term investments	95,672	48,189
Total	$231,618	$261,271

At September 30, 2019 and December 31, 2018, cash and cash equivalents of $41.7 million and $66.9 million, respectively, were held outside the United States. As of September 30, 2019, we had $13.8 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $8.0 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States. We believe that our projected cash flow from operations, combined with our cash and short term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our Convertible Senior Notes due 2023.

A summary of the cash flow activity for the nine months ended September 30, 2019 and 2018 is as follows:

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net income (loss)	$(45,862)	$(262,414)
Non-cash items:
Depreciation and amortization	25,838	41,110
Non-cash interest expense	9,418	8,739
Deferred income taxes	20	(28,872)
Share-based compensation expense	11,528	12,720
Asset impairment	—	252,343
Changes in operating assets and liabilities	(23,947)	(63,004)
Net cash provided by (used in) operating activities	$(23,005)	$(39,378)

Net cash used in operating activities was $23.0 million for the nine months ended September 30, 2019 and was due to the net loss of $45.9 million plus adjustments for non-cash items of $46.8 million, offset by a decrease in cash flow from changes in operating assets and liabilities of $23.9 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivable and decreases in accounts payable, accrued expenses, and deferred revenue, partially offset by decreases in inventory.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Acquisitions of businesses, net of cash acquired	$—	$(2,662)
Capital expenditures	$(8,189)	$(5,788)
Changes in investments, net	(46,434)	(6,938)
Proceeds from held for sale assets	645	—
Net cash provided by (used in) investing activities	$(53,978)	$(15,388)

The cash used in investing activities during the nine months ended September 30, 2019 was primarily attributable to net changes in investments as well as capital expenditures.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Settlement of equity awards, net of withholding taxes	$(162)	$(22)
Purchases of common stock	—	(11,457)
Net cash provided by (used in) financing activities	$(162)	$(11,479)

The cash used in financing activities for the nine months ended September 30, 2019 was related to the net cash used to settle taxes related to employee equity programs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $95.7 million at September 30, 2019. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2019, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.3 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 75% and 67% of our total net sales for the three and nine months ended September 30, 2019, respectively, and 77% and 81% for the comparable 2018 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 3% and 4% of total net sales in the three and nine months ended September 30, 2019, and 2% and 1% for the comparable 2018 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of September 30, 2019. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our 2018 Form 10-K, and Part 2, Item 1A of our quarterly report on Form 10-Q for the quarter ending June 30, 2019. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2017, Veeco’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s outstanding common stock to be completed through December 11, 2019. We did not purchase any shares during the third quarter of 2019. At September 30, 2019, $14.3 million of the $100 million had been utilized. Repurchases may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The timing and amount of future repurchases, if any, will depend upon market conditions, SEC regulations, and other factors. The repurchases would be funded using available cash balances and cash generated from operations. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2019.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ SHUBHAM MAHESHWARI
Shubham Maheshwari
Executive Vice President, Chief Financial Officer, and Chief Operating Officer