Form 10-Q
period 2020-03-31
VEECO INSTRUMENTS INC
filed 2020-05-07
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 49,428,391 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” Part 1, Item 1A in our 2019 Form 10-K and Part 2, Item 1A in this quarterly report, and the following:

●	The unknown duration and economic, operational, and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by governmental authorities or others in response to the pandemic on our business, employees, customers and suppliers, including, among others, (a) changes in customer demand for our products, (b) disruptions in our supply chain, particularly to the extent we rely on a single supplier for certain components, (c) financial challenges confronting major customers in light of reduced end-user demand for their products, (d) operational changes implemented by us, including remote working arrangements, which may put increased strain on our IT systems and create increased vulnerability to cybersecurity incidents, (e) increases in shipping, raw material or other costs, (f) competitive pricing pressures, and (g) prolonged measures to contain the spread of COVID-19 or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	We are exposed to the risks of operating a global business;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition;

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Certain of our sales are dependent on the demand for consumer electronics, which can experience significant volatility due to seasonal and other factors;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operates in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We may be unable to obtain required export licenses for the sale of our products;

●	Our operating results may be adversely affected by tightening credit markets;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

●	The price of our common shares is volatile and could decrease;

●	We may be required to take impairment charges on assets;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act and any delays or difficulties in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price;

●	Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results;

●	Our income taxes may change;

●	We have indebtedness in the form of convertible senior notes which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders;

●	The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, could have a material effect on our reported financial results;

●	We are subject to foreign currency exchange risks;

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

●	We are exposed to various risks associated with global regulatory requirements;

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar laws;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations; and

●	We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism, or other significant disruption.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$162,325	$129,294
Restricted cash	652	657
Short-term investments	79,429	115,252
Accounts receivable, net	84,251	45,666
Contract assets	14,612	25,351
Inventories	129,611	133,067
Deferred cost of sales	1,981	445
Prepaid expenses and other current assets	16,446	14,966
Assets held for sale	11,183	11,180
Total current assets	500,490	475,878
Property, plant, and equipment, net	72,291	75,711
Operating lease right-of-use assets	13,159	14,453
Intangible assets, net	57,680	61,518
Goodwill	181,943	181,943
Deferred income taxes	1,549	1,549
Other assets	5,774	7,036
Total assets	$832,886	$818,088

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$36,359	$21,281
Accrued expenses and other current liabilities	41,568	41,243
Customer deposits and deferred revenue	49,628	54,870
Income taxes payable	954	830
Total current liabilities	128,509	118,224
Deferred income taxes	5,763	5,648
Long-term debt	303,388	300,068
Operating lease long-term liabilities	9,294	10,300
Other liabilities	8,868	9,336
Total liabilities	455,822	443,576
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 49,428,391 shares issued and outstanding at March 31, 2020 and 48,994,346 shares issued and outstanding at December 31, 2019	494	490
Additional paid-in capital	1,074,020	1,071,058
Accumulated deficit	(699,497)	(698,930)
Accumulated other comprehensive income	2,047	1,894
Total stockholders' equity	377,064	374,512
Total liabilities and stockholders' equity	$832,886	$818,088

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2020	2019
Net sales	$104,502	$99,371
Cost of sales	58,083	64,655
Gross profit	46,419	34,716
Operating expenses, net:
Research and development	19,195	23,340
Selling, general, and administrative	18,304	19,902
Amortization of intangible assets	3,837	4,218
Restructuring	625	1,430
Other operating expense (income), net	(109)	(34)
Total operating expenses, net	41,852	48,856
Operating income (loss)	4,567	(14,140)
Interest income	800	1,245
Interest expense	(5,666)	(5,445)
Income (loss) before income taxes	(299)	(18,340)
Income tax expense (benefit)	268	190
Net income (loss)	$(567)	$(18,530)

Income (loss) per common share:
Basic	$(0.01)	$(0.40)
Diluted	$(0.01)	$(0.40)

Weighted average number of shares:
Basic	47,811	46,848
Diluted	47,811	46,848

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Net income (loss)	$(567)	$(18,530)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	201	27
Foreign currency translation	(48)	11
Total other comprehensive income (loss), net of tax	153	38

Total comprehensive income (loss)	$(414)	$(18,492)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(567)	$(18,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,724	8,796
Non-cash interest expense	3,320	3,081
Deferred income taxes	115	(15)
Share-based compensation expense	3,646	3,157
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(27,846)	(8,134)
Inventories and deferred cost of sales	2,446	8,489
Prepaid expenses and other current assets	(1,480)	(2,457)
Accounts payable and accrued expenses	14,459	(12,260)
Customer deposits and deferred revenue	(5,242)	(3,855)
Income taxes receivable and payable, net	124	(463)
Other, net	905	(100)
Net cash provided by (used in) operating activities	(2,396)	(22,291)

Cash Flows from Investing Activities
Capital expenditures	(1,070)	(2,180)
Proceeds from the sale of investments	71,130	22,500
Payments for purchases of investments	(34,866)	(41,258)
Net cash provided by (used in) investing activities	35,194	(20,938)

Cash Flows from Financing Activities
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	956	1,021
Restricted stock tax withholdings	(680)	(642)
Net cash provided by (used in) financing activities	276	379
Effect of exchange rate changes on cash and cash equivalents	(48)	11
Net increase (decrease) in cash, cash equivalents, and restricted cash	33,026	(42,839)
Cash, cash equivalents, and restricted cash - beginning of period	129,951	213,082
Cash, cash equivalents, and restricted cash - end of period	$162,977	$170,243

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,681	$4,693
Income taxes paid	293	2,341
Non-cash operating and financing activities
Net transfer of property, plant and equipment to inventory	526	130
Right-of-use assets obtained in exchange for lease obligations	—	238

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2020 interim quarters end on March 29, June 28, and September 27, and the 2019 interim quarters ended on March 31, June 30, and September 29. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

The preparation of financial statements in conformity with U.S GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets, including the Company’s workforce and operations and the operations of the Company’s customers, suppliers, and business partners. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, manufacturing, research and development costs, reserves and allowances, fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. The computations of basic and diluted income (loss) per share for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Net income (loss)	$(567)	$(18,530)
Net income (loss) per common share:
Basic	$(0.01)	$(0.40)
Diluted	$(0.01)	$(0.40)

Basic weighted average shares outstanding	47,811	46,848
Effect of potentially dilutive share-based awards	—	—
Diluted weighted average shares outstanding	47,811	46,848

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	627	320
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	1,485	2,426
Maximum potential shares to be issued for settlement of the Convertible Senior Notes excluded from the diluted calculation as their effect would be antidilutive	8,618	8,618

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2020
Cash equivalents
Certificate of deposits and time deposits	$81,796	$—	$—	$81,796
Government money market fund	47,500	—	—	47,500
Commercial paper	—	9,498	—	9,498
Total	$129,296	$9,498	$—	$138,794
Short-term investments
U.S. treasuries	$52,507	$—	$—	$52,507
Government agency securities	—	5,976	—	5,976
Corporate debt	—	7,015	—	7,015
Commercial paper	—	13,931	—	13,931
Total	$52,507	$26,922	$—	$79,429

December 31, 2019
Cash equivalents
Certificate of deposits and time deposits	$67,009	$—	$—	$67,009
Commercial paper	—	10,484	—	10,484
Corporate debt	—	1,000	—	1,000
Total	$67,009	$11,484	$—	$78,493
Short-term investments
U.S. treasuries	$105,130	$—	$—	$105,130
Government agency securities	—	1,139	—	1,139
Corporate debt	—	6,002	—	6,002
Commercial paper	—	2,981	—	2,981
Total	$105,130	$10,122	$—	$115,252

There were no transfers between fair value measurement levels during the three months ended March 31, 2020.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At March 31, 2020 and December 31, 2019, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2020
U.S. treasuries	$52,285	$222	$—	$52,507
Government agency securities	5,947	29	—	5,976
Corporate debt	7,032	—	(17)	7,015
Commercial paper	13,930	1	—	13,931
Total	$79,194	$252	$(17)	$79,429

December 31, 2019
U.S. treasuries	$105,096	$38	$(4)	$105,130
Government agency securities	1,139	—	—	1,139
Corporate debt	6,003	—	(1)	6,002
Commercial paper	2,981	—	—	2,981
Total	$115,219	$38	$(5)	$115,252

Available-for-sale securities in a loss position at March 31, 2020 and December 31, 2019 consist of:

	March 31, 2020		December 31, 2019
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. treasuries	$—	$—	$22,943	$(4)
Corporate debt	7,015	(17)	6,002	(1)
Total	$7,015	$(17)	$28,945	$(5)

At March 31, 2020 and December 31, 2019, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at March 31, 2020 were all due in one year or less, and an allowance for credit loss is considered unnecessary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses for the three months ended March 31, 2020 and 2019.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.6 million at March 31, 2020 and December 31, 2019. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. As a result of this assessment, no increase to the Company’s allowance for doubtful accounts was deemed necessary as a result of the Company’s current estimate of the impact COVID-19 will have on the collectability of the Company’s accounts receivable.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Materials	$81,684	$82,155
Work-in-process	41,706	42,575
Finished goods	6,221	8,337
Total	$129,611	$133,067

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $5.4 million and $5.9 million at March 31, 2020 and December 31, 2019, respectively.

Assets Held for Sale (including subsequent event)

In the fourth quarter of 2019, the Company determined that one of its non-core product lines (the “disposal group”) met the held for sale criteria, and as such, the related assets are presented as “Assets held for sale” on the Consolidated Balance Sheets. Subsequent to March 31, 2020, the Company completed the sale of this product line for approximately $11.4 million, with approximately 85% of the transaction price due upon closing, and 15% held in escrow for a period of 18 months. Long-lived assets and definite-lived intangible assets were not depreciated or amortized while classified as held for sale. The sale of this disposal group does not represent a strategic shift that will have a material effect on the Company’s operations and financial results, nor is it considered a component of the Company, and as such it did not meet the criteria to be reported as discontinued operations.

For the year ended December 31, 2019, the Company recorded a non-cash impairment charge on these assets held for sale of $4.0 million in order to measure the disposal group at the lower of its carrying value or fair value less costs to sell, which resulted in a corresponding held for sale valuation allowance on its assets held for sale in the Consolidated Balance Sheet. The major classes of assets that were classified as held for sale as of March 31, 2020 are as follows:

March 31, 2020
(in thousands)
Assets held for sale:
Inventories	$5,988
Property, plant, and equipment, net	310
Intangible assets, net	6,546
Goodwill	2,359
Impairment	(4,020)
Total Assets held for sale	$11,183

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Land	$5,061	$5,061
Building and improvements	62,631	61,884
Machinery and equipment (1)	136,625	137,692
Leasehold improvements	6,770	6,703
Gross property, plant, and equipment	211,087	211,340
Less: accumulated depreciation and amortization	138,796	135,629
Net property, plant, and equipment	$72,291	$75,711
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three months ended March 31, 2020 and 2019, depreciation expense was $3.9 million and $4.6 million, respectively.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company continues to assess the COVID-19 pandemic as a potential triggering event related to the value of its goodwill and concluded that there were no indicators of impairment during the three months ended March 31, 2020.

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess the COVID-19 pandemic as a potential triggering event related to the value of its intangible assets and concluded that there were no indicators of impairment during the three months ended March 31, 2020.

The components of purchased intangible assets were as follows:

	March 31, 2020			December 31, 2019
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount
	(in thousands)
Technology	$327,908	$294,414	$33,494	$327,908	$291,766	$36,142
Customer relationships	146,465	127,606	18,859	146,465	126,764	19,701
Trademarks and tradenames	30,910	25,596	5,314	30,910	25,256	5,654
Other	3,686	3,673	13	3,686	3,665	21
Total	$508,969	$451,289	$57,680	$508,969	$447,451	$61,518

Other intangible assets primarily consist of patents, licenses, and backlog.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at March 31, 2020 and December 31, 2019 consist of:

	March 31,	December 31,
	2020	2019
	(in thousands)
Payroll and related benefits	$18,909	$15,174
Warranty	5,968	7,067
Operating lease liabilities	4,286	4,196
Interest	1,992	4,321
Professional fees	1,936	2,443
Sales, use, and other taxes	2,644	811
Restructuring liability	2,074	2,841
Other	3,759	4,390
Total	$41,568	$41,243

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2020 include:

(in thousands)
Balance - December 31, 2019	$7,067
Warranties issued	645
Consumption of reserves	(1,708)
Changes in estimate	(36)
Balance - March 31, 2020	$5,968

Restructuring Accruals

The Company continued to record restructuring charges during the year ended December 31, 2019 as a result of its efforts to further streamline operations, enhance efficiencies, and reduce costs. In the second half of 2019, the Company executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate its resources to the Company’s highest priority projects. In addition, the Company delayered the organization. Collectively, these actions impacted approximately 60 employees. During the three months ended March 31, 2020, additional accruals were recognized and payments were made related to these restructuring initiatives.

The following table shows the amounts incurred and paid for restructuring activities during the three months ended March 31, 2020, and the remaining accrued balance of restructuring costs at March 31, 2020, which is included in

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

“Accrued expenses and other current liabilities” in the Consolidated Balance Sheets, and principally consists of personnel severance and related costs:

(in thousands)
Balance - December 31, 2019	$2,841
Provision	625
Payments	(1,392)
Balance - March 31, 2020	$2,074

Customer Deposits and Deferred Revenue

Customer deposits totaled $24.9 million and $26.6 million at March 31, 2020 and December 31, 2019, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2019	$28,249
Deferral of revenue	5,089
Recognition of previously deferred revenue	(8,607)
Balance - March 31, 2020	$24,731

As of March 31, 2020, the Company has approximately $32.2 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 88% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The carrying value of the Convertible Senior Notes is as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Principal amount	$345,000	$345,000
Unamortized debt discount	(37,804)	(40,820)
Unamortized transaction costs	(3,808)	(4,112)
Net carrying value	$303,388	$300,068

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Total interest expense related to the Convertible Senior Notes is as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash Interest Expense
Coupon interest expense	$2,329	$2,329
Non-Cash Interest Expense
Amortization of debt discount	3,016	2,799
Amortization of transaction costs	304	282
Total Interest Expense	$5,649	$5,410

The Company determined the Convertible Senior Notes is a Level 2 liability in the fair value hierarchy and estimated its fair value as $283.8 million at March 31, 2020.

Other Liabilities

As part of the acquisition of Ultratech, the Company assumed an executive non-qualified deferred compensation plan that allowed qualifying executives to defer cash compensation. The plan was frozen at the time of acquisition and no further contributions have been made. At March 31, 2020 and December 31, 2019, plan assets approximated $1.9 million and $2.7 million, respectively, representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $2.3 million and $3.1 million, respectively, and is included within “Other liabilities” in the Consolidated Balance Sheets. Other liabilities at both March 31, 2020 and December 31, 2019 also included medical and dental benefits for former executives of $2.0 million, asset retirement obligations of $3.2 million, and income tax payables of $1.0 million.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

remaining lease term of the Company’s operating leases as of March 31, 2020 was 3 years, and the weighted average discount rate used in determining the present value of future lease payments was 6.0%.

The following table provides the maturities of lease liabilities at March 31, 2020:

Operating
Leases
(in thousands)
Payments due by period:
2020	$3,898
2021	4,970
2022	4,387
2023	1,112
2024	551
Thereafter	—
Total future minimum lease payments	14,918
Less: Imputed interest	(1,338)
Total	$13,580

Reported as of March 31, 2020
Accrued expenses and other current liabilities	$4,286
Operating lease long-term liabilities	9,294
Total	$13,580

Operating lease cost for both the three months ended March 31, 2020 and 2019 was $1.4 million. Variable lease cost for the three months ended March 31, 2020 and 2019 was $0.5 million and $0.6 million, respectively. Additionally, the Company has an immaterial amount of short term leases. Operating cash outflows from operating leases for the three months ended March 31, 2020 and 2019 were $1.3 million and $1.5 million, respectively.

Purchase Commitments

Veeco has purchase commitments of $76.2 million at March 31, 2020, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2020, outstanding bank guarantees and letters of credit totaled $5.8 million, and unused bank guarantees and letters of credit of $25.8 million were available to be drawn upon.

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

Note 6 — Derivative Financial Instruments

The Company is exposed to financial market risks arising from changes in currency exchange rates. Changes in currency exchange rates could affect the Company’s foreign currency denominated monetary assets and liabilities and forecasted cash flows. The Company enters into monthly forward derivative contracts with the intent of mitigating a portion of this risk. The Company only uses derivative financial instruments in the context of hedging and not for speculative purposes and had not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other operating expense (income), net” in the Company’s Consolidated Statements of Operations. The Company executes derivative transactions with highly rated financial institutions to mitigate counterparty risk.

The Company did not have any outstanding derivative contracts at March 31, 2020 or December 31, 2019. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the three months ended March 31, 2020 and 2019.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands)
Balance at December 31, 2019	48,994	$490	$1,071,058	$(698,930)	$1,894	$374,512
Net loss	—	—	—	(567)	—	(567)
Other comprehensive income, net of tax	—	—	—	—	153	153
Share-based compensation expense	—	—	3,646	—	—	3,646
Net issuance under employee stock plans	434	4	(684)	—	—	(680)
Balance at March 31, 2020	49,428	$494	$1,074,020	$(699,497)	$2,047	$377,064

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands)
Balance at December 31, 2018	48,547	$485	523	$(5,872)	$1,061,325	$(619,983)	$1,820	$437,775
Net loss	—	—	—	—	—	(18,530)	—	(18,530)
Other comprehensive income, net of tax	—	—	—	—	—	—	38	38
Share-based compensation expense	—	—	—	—	3,157	—	—	3,157
Net issuance under employee stock plans	128	2	(523)	5,872	(6,303)	(213)	—	(642)
Balance at March 31, 2019	48,675	$487	—	$—	$1,058,179	$(638,726)	$1,858	$421,798

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total
	(in thousands)
Balance - December 31, 2019	$1,861	$33	$1,894
Other comprehensive income (loss)	(48)	201	153
Balance - March 31, 2020	$1,813	$234	$2,047

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2020 and 2019.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in thousands)
Cost of sales	$521	$470
Research and development	874	792
Selling, general, and administrative	2,251	1,895
Total	$3,646	$3,157

For the three months ended March 31, 2020, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2019	1,119	34.88
Expired or forfeited	(40)	34.19
Balance - March 31, 2020	1,079	34.90

For the three months ended March 31, 2020, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2019	2,257	16.20
Granted	840	8.99
Performance award adjustments	(45)	31.34
Vested	(190)	12.68
Forfeited	(233)	16.35
Balance - March 31, 2020	2,629	13.88

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At March 31, 2020, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Loss before income taxes and income tax expense (benefit) for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Loss before income taxes	$(299)	$(18,340)
Income tax expense (benefit)	$268	$190

The Company’s tax expense for the three months ended March 31, 2020 was $0.3 million, compared to $0.2 million for the comparable prior period. The 2020 tax expense included a $0.1 million expense related to the Company’s domestic operations and $0.2 million related to the Company’s non-U.S. operations, compared to 2019 when the expense included a $0.1 million expense related to the Company’s domestic operations and $0.1 million related to the Company’s non-U.S. operations. Although there was a domestic pre-tax loss for the three months ended March 31, 2020 and 2019, the Company did not provide a current tax benefit on domestic pre-tax losses, as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for the current period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

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

Sales by end-market and geographic region for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Sales by end-market
Front-End Semiconductor	$31,366	$22,617
Advanced Packaging, MEMS & RF Filters	8,588	23,127
LED Lighting, Display & Compound Semiconductor	15,402	13,550
Scientific & Industrial	49,146	40,077
Total	$104,502	$99,371
Sales by geographic region
United States	$39,635	$32,315
China	10,472	10,159
EMEA(1)	16,150	17,827
Rest of World	38,245	39,070
Total	$104,502	$99,371
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

COVID-19 Update

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. We have important manufacturing operations in the U.S. and sales and support operations in China, Germany, Japan, Malaysia, Philippines, Singapore, South Korea, Thailand, Taiwan and the United Kingdom, all of which have been affected by the COVID-19 pandemic.

Measures providing for business shutdowns generally exclude certain essential services, and those essential services include critical infrastructure and the businesses that support that critical infrastructure. Our operations are considered part of the critical and essential infrastructure defined by applicable government authorities, and, although governmental measures to contain the pandemic may be modified or extended, our manufacturing facilities remain open and operating largely at or near full capacity. We believe our diverse product offerings and the critical nature of certain of our products for infrastructure insulate us, to some extent, from the adverse effects of the pandemic; however, a prolonged economic downturn will adversely affect our customers, which could have a material adverse effect on our revenues, particularly if customers from whom we derive a significant amount of revenue reduce or delay purchases to mitigate the impacts of the pandemic or fail to make payments to us on time or at all.

We serve a global and highly interconnected customer base across the Asia-Pacific region, Europe, and North America. Our net sales to customers located outside of the United States represented approximately 70%, 77%, and 80% of our total net sales in 2019, 2018, and 2017, respectively, and we expect that net sales to customers outside the United States will continue to represent a significant percentage of our total net sales. As a result, our business will be adversely impacted by further detoriation in global economic conditions, particularly in markets in Asia and Europe. Markets in China have recently begun to indicate signs of recovery, but European and North American markets continue to remain challenged given ongoing restrictions on business and travel.

To date, we have not yet experienced any significant interruptions to our supply chain as a result of the COVID-19 pandemic. We continue to monitor our global supply chain and may experience disruptions in future periods, primarily as a result of financial challenges confronting companies in our supply chain and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, any of which could cause a disruption in our ability to obtain raw materials or components required to manufacture our products.

Like many in our industry, we are managing through the effects of the COVID-19 pandemic. Although the full extent of the COVID-19 pandemic’s impact on our business, results of operations, supply chains and growth can not be predicted or quantified, we proactively identified potential challenges to our business and have been executing business continuity activities to manage disruptions in our business and continue to provide critical infrastructure to our customers. In response to the pandemic, we have taken, or intend to take, the following steps, among others, to keep our employees safe and minimize the spread of the virus, while continuing to serve our customers:

●	implemented rigorous health and safety protocols at our manufacturing facilities, including extensively and frequently disinfecting our facilities, limiting access to our facilities, checking temperatures of individuals entering our facilities, staggering shifts to minimize employee overlap in gowning areas, and providing protective equipment;

●	mandated remote working arrangements for employees that do not need to be physically present on the manufacturing floor or at customer facilities, which has impacted approximately 52% of our global workforce;

●	implemented virtual meetings, customer demos, and factory acceptances to enable customers to review data and performance of their system in our factory remotely via live video;

●	performing service and support activities remotely to resolve customer issues and enable our customers to maintain their operations;

●	proactively identified gaps in our supply chain and re-sourced a number of components in order to maintain our customer shipment commitments and mitigate single points of failure;

●	monitoring our IT sytems and implementing contingency and disaster recovery plans to support our IT infrastructure to ensure that our systems remain continuously operative; and

●	continuing to monitor and, if necessary, reduce our operating expenses and capital expenditures to maintain financial flexibility and profit margins.

While these steps have been effective so far, there could be additional challenges ahead that may impact either our operations or those of our customers, which could have a negative effect on our financial performance, including productivity and capacity impacts as a result of the ongoing pandemic. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers and suppliers. As a result, we may incur additional expenses in future periods in response to the pandemic, which could adversely affect our financial position, results of operations, or cash flows. In addition, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees and customers, and mitigate the impact of the pandemic on our business.

Business Update

We categorize our revenue by the key market segments into which we sell. Our four key markets are: Front-End Semiconductor; Advanced Packaging, MEMS & RF Filters; LED Lighting, Display & Compound Semiconductor; and Scientific & Industrial.

Sales in the Front-End Semiconductor market were driven by shipments of our laser annealing systems, as well as our Low-Defect-Density Ion Beam Deposition (“LDD-IBD”) system for Extreme Ultraviolet (“EUV”) Mask Blank production. Customers appear to be ramping production at their current nodes, such as 7nm and 5nm. Looking ahead, we continue to work with our customers with our laser annealing technology, as they develop their “next nodes”. In the EUV market, customers appear to be moving ahead with their leading node EUV lithography plans, continuing to drive requirements for our mask blank systems. We believe demand for these two product lines, driven by the development and release of advanced node semiconductors, will continue to provide future growth opportunities for us.

Sales in the Advanced Packaging, MEMS and RF Filter market remained weak in the first quarter, and the timing of a recovery is uncertain given recent softness in the smartphone industry. Nevertheless, we are encouraged by interaction with our advanced packaging and RF customers for applications such as High-Performance Computing and 5G. We believe the performance of our advanced packaging lithography systems and our wet etch and clean systems is an ideal fit for our customers’ current and future requirements.

Sales in the LED Lighting, Display & Compound Semiconductor market also remained soft in the first quarter. Our broad portfolio of MOCVD and PSP technologies have been developed to support emerging applications such as 5G driven RF device manufacturing, 3D sensing VCSELs and laser diodes, and GaN-based power electronics.

Sales in the Scientific & Industrial market were primarily driven by shipments of Ion Beam systems for data storage applications. Demand for our Ion Beam products for Data Storage is being driven by big data and cloud-based storage growth. In order to be successful, hard disk drive manufacturers are required to improve areal density of magnetic heads for hard disk drives and are manufacturing drives with an increasing number of thin film magnetic heads. These two factors taken together along, with new innovations by HDD manufacturers such as heat assisted magnetic recording (“HAMR”) and microwave assisted magnetic recording (“MAMR”), are driving additional capacity and equipment upgrades. Given recent trends, the importance of cloud computing and work from home environment are also providing tailwinds to this market.

Results of Operations

For the three months ended March 31, 2020 and 2019

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2020 and 2019 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change
	2020		2019		Period to Period
	(dollars in thousands)
Net sales	$104,502	100%	$99,371	100%	$5,131	5%
Cost of sales	58,083	56%	64,655	65%	(6,572)	(10)%
Gross profit	46,419	44%	34,716	35%	11,703	34%
Operating expenses, net:
Research and development	19,195	18%	23,340	23%	(4,145)	(18)%
Selling, general, and administrative	18,304	18%	19,902	20%	(1,598)	(8)%
Amortization of intangible assets	3,837	4%	4,218	4%	(381)	(9)%
Restructuring	625	1%	1,430	1%	(805)	(56)%
Other operating expense (income), net	(109)	-	(34)	-	(75)	*
Total operating expenses, net	41,852	40%	48,856	49%	(7,004)	(14)%
Operating income (loss)	4,567	4%	(14,140)	(14)%	18,707	*
Interest income (expense), net	(4,866)	(5)%	(4,200)	(4)%	(666)	16%
Income (loss) before income taxes	(299)	-	(18,340)	(18)%	18,041	(98)%
Income tax expense (benefit)	268	-	190	-	78	41%
Net income (loss)	$(567)	-	$(18,530)	(19)%	$17,963	(97)%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended March 31,				Change
	2020		2019		Period to Period
	(dollars in thousands)
Sales by market
Front-End Semiconductor	$31,366	30%	$22,617	23%	$8,749	39%
Advanced Packaging, MEMS & RF Filters	8,588	8%	23,127	23%	(14,539)	(63)%
LED Lighting, Display & Compound Semiconductor	15,402	15%	13,550	14%	1,852	14%
Scientific & Industrial	49,146	47%	40,077	40%	9,069	23%
Total	$104,502	100%	$99,371	100%	$5,131	5%
Sales by geographic region
United States	$39,635	38%	$32,315	33%	$7,320	23%
China	10,472	10%	10,159	10%	313	3%
EMEA	16,150	15%	17,827	18%	(1,677)	(9)%
Rest of World	38,245	37%	39,070	39%	(825)	(2)%
Total	$104,502	100%	$99,371	100%	$5,131	5%

Sales increased for the three months ended March 31, 2020 against the comparable prior year period principally in the Scientific & Industrial and Front-End Semiconductor markets, partially offset by a decrease in the Advanced Packaging, MEMS & RF Filters market. Sales in the Scientific & Industrial market were primarily driven by shipments of Ion Beam systems for data storage applications, while sales in the Front-End Semiconductor market were driven by shipments of our laser annealing systems, as well as our LDD-IBD system for EUV Mask Blank production. Pricing was not a significant driver of the change in total sales. By geography, sales increased in the United States principally for data storage applications, partially offset by a decrease in the EMEA and Rest of World regions. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate. Several markets continue to remain challenged in light of ongoing restrictions on business and travel, and decreased business and consumer spending generally, resulting from the COVID-19 pandemic.

Gross Profit

In the first quarter of 2020, gross profit increased compared to the first quarter of 2019 due to an increase in sales volume and increased gross margins. Gross margins increased principally due to product and region mix of sales in the periods, as well as reductions in inventory reserves and manufacturing expenses. We expect our gross margins to fluctuate each period due to product mix and other factors, and we do not expect future margins in the coming quarters to be as high as the current period.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the three months ended March 31, 2020 against the comparable prior period primarily related to personnel-related expenses and professional fees as a result of our continued initiative to streamline operations, enhance efficiency, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the three months ended March 31, 2020 against the comparable prior period primarily related to personnel-related expenses as a result of our continued initiative to streamline operations, enhance efficiency, and reduce costs. Given the the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic.

Amortization Expense

Amortization expense remained consistent with the comparable prior year period.

Restructuring Expense

We continued to record restructuring charges during the year ended December 31, 2019 as a result of our efforts to further streamline operations, enhance efficiencies, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects. In addition, we delayered the organization. Collectively, these actions impacted approximately 60 employees. During the three months ended March 31, 2020, additional accruals were recognized and payments were made related to these restructuring initiatives.

Interest Income (Expense)

We recorded net interest expense of $4.9 million for the three months ended March 31, 2020, compared to $4.2 million for the comparable prior year period. Included in interest expense for the three months ended March 31, 2020 and 2019 were non-cash charges of $3.3 million and $3.1 million, respectively, related to the amortization of debt discount and transaction costs of the Convertible Senior Notes. Additionally, interest income decreased approximately $0.4 million for the three months ended March 31, 2020 compared to the prior period, primarily as a result of lower interest rates, and we expect interest income to remain depressed as a result.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended March 31, 2020 was $0.3 million compared to $0.2 million for the comparable prior period. The 2020 tax expense included an expense of $0.1 million related to our domestic operations and $0.2 million related to our non-U.S. operations, compared to 2019 when the expense included a $0.1 million expense related to our domestic operations and $0.1 million related to our non-U.S. operations. Although there was a domestic pre-tax loss for the three months ended March 31, 2020 and 2019, we did not provide a current tax benefit on domestic pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for the current period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$162,325	$129,294
Restricted cash	652	657
Short-term investments	79,429	115,252
Total	$242,406	$245,203

At March 31, 2020 and December 31, 2019, cash and cash equivalents of $52.8 million and $73.0 million, respectively, were held outside the United States. As of March 31, 2020, we had $10.4 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $5.3 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our Convertible Senior Notes due 2023, purchase commitments and payments in respect of operating leases. However, the COVID-19 pandemic, together with other dynamics in the marketplace, has resulted in wider credit spreads and significantly increased borrowing costs and, in certain cases, limited the ability of companies to access the capital markets and other sources of financing on attractive terms or at all.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash and short-term investments and the recent steps we have taken to rationalize expenses, leave us well-positioned to manage our business through this crisis as it continues to unfold.

A summary of the cash flow activity for the three months ended March 31, 2020 and 2019 is as follows:

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income (loss)	$(567)	$(18,530)
Non-cash items:
Depreciation and amortization	7,724	8,796
Non-cash interest expense	3,320	3,081
Deferred income taxes	115	(15)
Share-based compensation expense	3,646	3,157
Other	—	(100)
Changes in operating assets and liabilities	(16,634)	(18,680)
Net cash provided by (used in) operating activities	$(2,396)	$(22,291)

Net cash used in operating activities was $2.4 million for the three months ended March 31, 2020 and was due to the net loss of $0.6 million plus a decrease in cash flow from changes in operating assets and liabilities of $16.6 million, offset by adjustments for non-cash items of $14.8 million. The changes in operating assets and liabilities were largely attributable to an increase in accounts receivable and a decrease in deferred revenue, partially offset by an increase in accounts payable and a decrease in contract assets.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Capital expenditures	$(1,070)	$(2,180)
Changes in investments, net	36,264	(18,758)
Net cash provided by (used in) investing activities	$35,194	$(20,938)

The cash provided by investing activities during the three months ended March 31, 2020 was primarily attributable to net changes in investments, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Settlement of equity awards, net of withholding taxes	$276	$379
Net cash provided by (used in) financing activities	$276	$379

The cash provided by financing activities for the three months ended March 31, 2020 was related to cash received under the Employee Stock Purchase Plan, partially offset by cash used to settle taxes related to employee equity programs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $79.4 million at March 31, 2020. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2020, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.3 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 62% of our total net sales for the three months ended March 31, 2020, and 67% for the comparable 2019 period. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 3% of total net sales in the three months ended March 31, 2020, and 6% for the comparable 2019 period.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2020. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As a result of the COVID-19 pandemic, certain of our employees began working remotely in March 2020 but these remote working arrangements did not have a material effect on our internal control over financial reporting. During the quarter ended March 31, 2020, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our 2019 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2019 Form 10-K, except for the following.

The following risk factor is added:

The effects of the COVID-19 pandemic have strained and have threatened to negatively impact our businesses and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain.

The outbreak and continuing spread of a novel strain of the coronavirus (COVID-19) has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad, including in markets in Asia and Europe from which we derive the majority of our revenue. The COVID-19 pandemic has caused changes to, and significant and rapid reductions in, household and business activity and consumer and business spending, as well as economic contraction and a record rise in unemployment in many markets around the world. In addition, as part of intensifying efforts to contain the spread of COVID-19, a growing number of state, local and foreign governments have imposed various restrictions on the conduct of business and travel. Government restrictions (such as stay-at-home orders), quarantines and worker absenteeism as a result of COVID-19 have led to a significant number of business closures and other slowdowns. These slowdowns have adversely impacted and will likely continue to adversely impact Veeco directly, as well as our customers, suppliers and other partners.

We have determined that our operations are considered part of the critical and essential infrastructure defined by applicable government agencies. Consequently, as of the date of filing this report, we are currently permitted and are endeavoring to maintain manufacturing and supply chain operations. However, the conditions caused by COVID-19 could adversely affect our customers’ ability or willingness to purchase our products or services, delay prospective customers’ purchasing decisions, adversely impact our ability to deliver products and provide on-site services to our customers, delay the provisioning of our offerings, or lengthen payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. In addition, adverse impacts on the creditworthiness of our customers and other counterparties and their ability to pay amounts owed to us and our ability to collect such amounts may be adversely affect, which could materially and adversely affect our results of operations, financial condition and cash flows.

Our operations have also been negatively affected by a range of external factors related to COVID-19 that are not within our control. For example, many state, local and foreign governments have imposed, or may impose, a wide range of restrictions on the physical movement of individuals, designed to limit the spread of COVID-19. These restrictions have presented significant challenges for us and have had, and may continue to have, a negative impact on the productivity or our employees, suppliers and partners, which may significantly harm our results of operations and overall financial performance. Furthermore, increased spending on our business continuity efforts in future periods and our readiness efforts to enable an eventual return to on-site work in all of our offices, may cause us to incur additional expenses that may outpace revenues or require that we cut costs and investments in other areas.

In addition, as a result of remote working arrangements we implemented in response to the COVID-19 pandemic, we may be subject to increased risk of an information or cyber-security incident, fraud, or a failure to maintain the uninterrupted operation of our information systems.

While the potential economic impact associated with COVID-19 may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets, and a recession or long-term market correction resulting from the spread of COVID-19 could materially impact the value of our common stock, impact our access to capital, and affect our business in the near and long-term. The extent to which the pandemic will affect our business and results of operations will depend on numerous factors that we are not able to predict, including the duration, spread and severity of the outbreak; the nature, extent and effectiveness of containment measures; the extent and duration of the effect on the economy, unemployment, consumer confidence and consumer and business spending; and how quickly and to what extent normal economic and operating conditions can resume.

The extent to which the COVID-19 pandemic will affect our business and results of operations will depend on future developments that cannot be accurately predicted at this time, such as the duration, severity and transmission rate of the virus, the extent and effectiveness of containment actions, the extent and duration of the effect on the global economy, including: unemployment levels; consumer confidence; consumer and business spending; and the impact of these and other factors on our employees, customers, suppliers and other partners. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Agreement and General Release dated March 18, 2020 between Veeco and Shubham Maheshwari				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2020.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer