Form 10-Q
period 2020-06-30
VEECO INSTRUMENTS INC
filed 2020-08-03
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 29, 2020, there were 49,619,080 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” Part 1, Item 1A in our 2019 Form 10-K, Part 2, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2020, and Part 2, Item 1A in this quarterly report, and the following:

●	The unknown duration and economic, operational, and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by governmental authorities or others in response to the pandemic on our business, employees, customers and suppliers, including, among others, (a) changes in customer demand for our products, (b) disruptions in our supply chain, particularly to the extent we rely on a single supplier for certain components, (c) financial challenges confronting major customers in light of reduced end-user demand for their products, (d) operational changes implemented by us, including remote working arrangements, which may put increased strain on our IT systems and create increased vulnerability to cybersecurity incidents, (e) increases in shipping, raw material or other costs, (f) competitive pricing pressures, and (g) prolonged measures to contain the spread of COVID-19 or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	We are exposed to the risks of operating a global business;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition;

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Certain of our sales are dependent on the demand for consumer electronics, which can experience significant volatility due to seasonal and other factors;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operates in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We may be unable to obtain required export licenses for the sale of our products;

●	Our operating results may be adversely affected by tightening credit markets;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

●	The price of our common shares is volatile and could decrease;

●	We may be required to take impairment charges on assets;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act and any delays or difficulties in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price;

●	Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results;

●	Our income taxes may change;

●	We have indebtedness in the form of convertible senior notes which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders;

●	The accounting method for convertible debt securities that may be settled in cash, such as the 2023 and 2027 Notes, could have a material effect on our reported financial results;

●	The effects of the capped call transactions that we entered in connection with the issuance of the convertible senior notes due 2027, as further discussed in “Risk Factors” in Part 2, Item 1A below;

●	We are subject to foreign currency exchange risks;

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

●	We are exposed to various risks associated with global regulatory requirements;

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar laws;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations; and

●	We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism, or other significant disruption.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,203	$129,294
Restricted cash	647	657
Short-term investments	112,279	115,252
Accounts receivable, net	67,291	45,666
Contract assets	13,180	25,351
Inventories	136,555	133,067
Deferred cost of sales	1,676	445
Prepaid expenses and other current assets	18,544	14,966
Assets held for sale	—	11,180
Total current assets	538,375	475,878
Property, plant, and equipment, net	69,170	75,711
Operating lease right-of-use assets	12,981	14,453
Intangible assets, net	53,846	61,518
Goodwill	181,943	181,943
Deferred income taxes	1,555	1,549
Other assets	7,200	7,036
Total assets	$865,070	$818,088

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$25,973	$21,281
Accrued expenses and other current liabilities	42,306	41,243
Customer deposits and deferred revenue	58,281	54,870
Income taxes payable	923	830
Total current liabilities	127,483	118,224
Deferred income taxes	5,844	5,648
Long-term debt	317,314	300,068
Operating lease long-term liabilities	9,004	10,300
Other liabilities	10,094	9,336
Total liabilities	469,739	443,576
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 49,618,908 shares issued and outstanding at June 30, 2020 and 48,994,346 shares issued and outstanding at December 31, 2019	497	490
Additional paid-in capital	1,100,716	1,071,058
Accumulated deficit	(707,799)	(698,930)
Accumulated other comprehensive income	1,917	1,894
Total stockholders' equity	395,331	374,512
Total liabilities and stockholders' equity	$865,070	$818,088

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales	$98,637	$97,822	$203,139	$197,193
Cost of sales	56,743	61,537	114,826	126,192
Gross profit	41,894	36,285	88,313	71,001
Operating expenses, net:
Research and development	19,254	22,922	38,449	46,262
Selling, general, and administrative	17,818	19,757	36,123	39,660
Amortization of intangible assets	3,834	4,243	7,671	8,460
Restructuring	472	616	1,097	2,046
Asset impairment	281	—	281	—
Other operating expense (income), net	(174)	(44)	(283)	(80)
Total operating expenses, net	41,485	47,494	83,338	96,348
Operating income (loss)	409	(11,209)	4,975	(25,347)
Interest income	427	1,284	1,227	2,529
Interest expense	(6,041)	(5,495)	(11,706)	(10,941)
Loss on extinguishment of debt	(3,046)	—	(3,046)	—
Income (loss) before income taxes	(8,251)	(15,420)	(8,550)	(33,759)
Income tax expense (benefit)	51	145	319	336
Net income (loss)	$(8,302)	$(15,565)	$(8,869)	$(34,095)

Income (loss) per common share:
Basic	$(0.17)	$(0.33)	$(0.18)	$(0.72)
Diluted	$(0.17)	$(0.33)	$(0.18)	$(0.72)

Weighted average number of shares:
Basic	48,109	47,112	48,147	47,145
Diluted	48,109	47,112	48,147	47,145

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(8,302)	$(15,565)	$(8,869)	$(34,095)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(148)	18	53	45
Foreign currency translation gain (loss)	18	2	(30)	13
Total other comprehensive income (loss), net of tax	(130)	20	23	58

Total comprehensive income (loss)	$(8,432)	$(15,545)	$(8,846)	$(34,037)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(8,869)	$(34,095)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,372	17,315
Non-cash interest expense	6,778	6,219
Deferred income taxes	191	10
Share-based compensation expense	6,620	7,745
Loss on extinguishment of debt	3,046	—
Asset impairment	281	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(9,454)	6,227
Inventories and deferred cost of sales	(4,520)	8,534
Prepaid expenses and other current assets	(3,578)	(3,957)
Accounts payable and accrued expenses	5,820	(25,955)
Customer deposits and deferred revenue	3,470	11,294
Income taxes receivable and payable, net	93	(587)
Other, net	2,300	(891)
Net cash provided by (used in) operating activities	17,550	(8,141)

Cash Flows from Investing Activities
Capital expenditures	(1,957)	(6,441)
Proceeds from the sale of investments	103,630	40,500
Payments for purchases of investments	(100,265)	(76,108)
Proceeds from held for sale assets, net of costs to sell	9,503	—
Net cash provided by (used in) investing activities	10,911	(42,049)

Cash Flows from Financing Activities
Proceeds from issuance of 2027 Notes, net of issuance costs	121,946	—
Purchase of capped calls	(10,313)	—
Repurchase of 2023 Notes	(81,240)	—
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	1,592	1,784
Restricted stock tax withholdings	(1,518)	(2,241)
Net cash provided by (used in) financing activities	30,467	(457)
Effect of exchange rate changes on cash and cash equivalents	(29)	13
Net increase (decrease) in cash, cash equivalents, and restricted cash	58,899	(50,634)
Cash, cash equivalents, and restricted cash - beginning of period	129,951	213,082
Cash, cash equivalents, and restricted cash - end of period	$188,850	$162,448

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,508	$4,721
Income taxes paid	66	2,618
Non-cash operating and financing activities
Net transfer of property, plant and equipment to inventory	526	3,695
Right-of-use assets obtained in exchange for lease obligations	913	339

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the general principles and simplifying several aspects of ASC 740, Income taxes, including, but not limited to, requirements related to the following: a) exception to the incremental approach for intraperiod tax allocation; b) the tax basis step-up in goodwill obtained in a transaction that is not a business combination; c) ownership changes in investments - changes from a subsidiary to an equity method investment; d) separate financial statements of entities not subject to tax; e) interim-period accounting for enacted changes in tax law; and f) the year-to-date loss limitation in interim-period tax accounting. As permitted by ASU 2019-12, the Company early-adopted this standard in the second quarter of 2020, effective as of the beginning of fiscal year 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of the date of adoption.

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. The computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net income (loss)	$(8,302)	$(15,565)	$(8,869)	$(34,095)
Net income (loss) per common share:
Basic	$(0.17)	$(0.33)	$(0.18)	$(0.72)
Diluted	$(0.17)	$(0.33)	$(0.18)	$(0.72)

Basic weighted average shares outstanding	48,109	47,112	48,147	47,145
Effect of potentially dilutive share-based awards	—	—	—	—
Diluted weighted average shares outstanding	48,109	47,112	48,147	47,145

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	712	498	671	344
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	1,194	1,903	1,132	1,933
Maximum potential shares to be issued for settlement of the 2023 and 2027 Notes excluded from the diluted calculation as their effect would be antidilutive	15,354	8,618	15,354	8,618

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2020
Cash equivalents
Certificate of deposits and time deposits	$94,303	$—	$—	$94,303
Government money market fund	48,172	—	—	48,172
Commercial paper	—	5,999	—	5,999
Total	$142,475	$5,999	$—	$148,474
Short-term investments
U.S. treasuries	$77,746	$—	$—	$77,746
Government agency securities	—	5,995	—	5,995
Corporate debt	—	12,078	—	12,078
Commercial paper	—	16,460	—	16,460
Total	$77,746	$34,533	$—	$112,279

December 31, 2019
Cash equivalents
Certificate of deposits and time deposits	$67,009	$—	$—	$67,009
Commercial paper	—	10,484	—	10,484
Corporate debt	—	1,000	—	1,000
Total	$67,009	$11,484	$—	$78,493
Short-term investments
U.S. treasuries	$105,130	$—	$—	$105,130
Government agency securities	—	1,139	—	1,139
Corporate debt	—	6,002	—	6,002
Commercial paper	—	2,981	—	2,981
Total	$105,130	$10,122	$—	$115,252

There were no transfers between fair value measurement levels during the six months ended June 30, 2020.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At June 30, 2020 and December 31, 2019, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
June 30, 2020
U.S. treasuries	$77,692	$58	$(4)	$77,746
Government agency securities	5,971	24	—	5,995
Corporate debt	12,069	13	(4)	12,078
Commercial paper	16,459	1	—	16,460
Total	$112,191	$96	$(8)	$112,279

December 31, 2019
U.S. treasuries	$105,096	$38	$(4)	$105,130
Government agency securities	1,139	—	—	1,139
Corporate debt	6,003	—	(1)	6,002
Commercial paper	2,981	—	—	2,981
Total	$115,219	$38	$(5)	$115,252

Available-for-sale securities in a loss position at June 30, 2020 and December 31, 2019 consist of:

	June 30, 2020		December 31, 2019
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
U.S. treasuries	$55,320	$(4)	$22,943	$(4)
Corporate debt	4,040	(4)	6,002	(1)
Total	$59,360	$(8)	$28,945	$(5)

At June 30, 2020 and December 31, 2019, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at June 30, 2020 were all due in one year or less, and an allowance for credit loss is considered unnecessary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses for the six months ended June 30, 2020 and 2019.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.6 million at June 30, 2020 and December 31, 2019. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. As a result of this assessment, no increase to the Company’s allowance for doubtful accounts was deemed necessary.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Materials	$76,977	$82,155
Work-in-process	52,380	42,575
Finished goods	7,198	8,337
Total	$136,555	$133,067

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, and prepaid licenses. Veeco had deposits with its suppliers of $5.2 million and $5.9 million at June 30, 2020 and December 31, 2019, respectively.

Assets Held for Sale

In the fourth quarter of 2019, the Company determined that one of its non-core product lines (the “disposal group”) met the held for sale criteria, and as such, the related assets were presented as “Assets held for sale” on the Consolidated Balance Sheets as of December 31, 2019. During the three months ended June 30, 2020, the Company completed the sale of this product line for approximately $11.4 million, with approximately 85% of the transaction price received upon closing, and 15% held in escrow for a period of 18 months and included within “Other Assets” in the Consolidated Balance Sheets. Long-lived assets and definite-lived intangible assets were not depreciated or amortized while classified as held for sale. The sale of this disposal group does not represent a strategic shift that will have a material effect on the Company’s operations and financial results, nor is it considered a component of the Company, and as such it did not meet the criteria to be reported as discontinued operations.

For the year ended December 31, 2019, the Company recorded a non-cash impairment charge on these assets held for sale of $4.0 million in order to measure the disposal group at the lower of its carrying value or fair value less costs to sell, which resulted in a corresponding held for sale valuation allowance on its assets held for sale in the Consolidated Balance Sheet. During the three and six months ended June 30, 2020, the Company recorded additional impairment charges of $0.3 million related to the finalization of the sale of this disposal group. The major classes of assets and liabilities that were sold are as follows:

Net assets sold:	(in thousands)
Inventories	$6,311
Property, plant, and equipment, net	372
Intangible assets, net	6,546
Goodwill	2,359
Deferred revenue	(59)
Total net assets sold	$15,529
Net proceeds after costs to sell	(11,228)
Total loss on sale of disposal group	$4,301

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)
Land	$5,061	$5,061
Building and improvements	62,732	61,884
Machinery and equipment (1)	137,192	137,692
Leasehold improvements	6,795	6,703
Gross property, plant, and equipment	211,780	211,340
Less: accumulated depreciation and amortization	142,610	135,629
Net property, plant, and equipment	$69,170	$75,711
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and six months ended June 30, 2020, depreciation expense was $3.8 million and $7.7 million, respectively, and $4.3 million and $8.9 million for the comparable 2019 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company continues to assess potential triggering events related to the value of its goodwill, including the COVID-19 pandemic, and concluded that there were no indicators of impairment during the six months ended June 30, 2020.

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets, including the COVID-19 pandemic, and concluded that there were no indicators of impairment during the six months ended June 30, 2020.

The components of purchased intangible assets were as follows:

	June 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$327,908	$297,062	$30,846	$327,908	$291,766	$36,142
Customer relationships	146,465	128,448	18,017	146,465	126,764	19,701
Trademarks and tradenames	30,910	25,935	4,975	30,910	25,256	5,654
Other	3,686	3,678	8	3,686	3,665	21
Total	$508,969	$455,123	$53,846	$508,969	$447,451	$61,518

Other intangible assets primarily consist of patents, licenses, and backlog.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at June 30, 2020 and December 31, 2019 consist of:

	June 30,	December 31,
	2020	2019

	(in thousands)
Payroll and related benefits	$21,267	$15,174
Warranty	5,518	7,067
Operating lease liabilities	4,104	4,196
Interest	3,750	4,321
Professional fees	1,171	2,443
Sales, use, and other taxes	2,533	811
Restructuring liability	1,233	2,841
Other	2,730	4,390
Total	$42,306	$41,243

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2020 include:

(in thousands)
Balance - December 31, 2019	$7,067
Warranties issued	1,614
Consumption of reserves	(3,280)
Changes in estimate	117
Balance - June 30, 2020	$5,518

Restructuring Accruals

The Company continued to record restructuring charges during the year ended December 31, 2019 as a result of its efforts to further streamline operations, enhance efficiencies, and reduce costs. In the second half of 2019, the Company executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate its resources to the Company’s highest priority projects. In addition, the Company delayered the organization. Collectively, these actions impacted approximately 60 employees. During the six months ended June 30, 2020, additional accruals were recognized and payments were made related to these restructuring initiatives.

The following table shows the amounts incurred and paid for restructuring activities during the six months ended June 30, 2020, and the remaining accrued balance of restructuring costs at June 30, 2020, which is included in “Accrued

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

expenses and other current liabilities” in the Consolidated Balance Sheets, and principally consists of personnel severance and related costs:

(in thousands)
Balance - December 31, 2019	$2,841
Provision	1,097
Payments	(2,705)
Balance - June 30, 2020	$1,233

Customer Deposits and Deferred Revenue

Customer deposits totaled $39.9 million and $26.6 million at June 30, 2020 and December 31, 2019, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2019	$28,249
Deferral of revenue	6,180
Recognition of previously deferred revenue	(16,054)
Balance - June 30, 2020	$18,375

As of June 30, 2020, the Company has approximately $25.0 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 81% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Convertible Senior Notes

2023 Notes

On January 10, 2017, the Company issued $345.0 million of 2.70% convertible senior unsecured notes (the “2023 Notes”). The Company received net proceeds, after deducting underwriting discounts and fees and expenses payable by the Company, of approximately $335.8 million. The 2023 Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The 2023 Notes mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted.

On May 18, 2020, in connection with the completion of a private offering of $125 million aggregate principal amount of 3.75% convertible senior notes described below, the Company repurchased and retired approximately $88.3 million in aggregate principal amount of its outstanding 2023 Notes, with a carrying amount of $78.1 million, for approximately $81.2 million of cash. The Company accounted for the partial settlement of the 2023 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $3.0 million for the three and six months ended June 30, 2020.

2027 Notes

On May 18, 2020, the Company completed a private offering of $125.0 million of 3.75% convertible senior notes (the “2027 Notes”). The Company received net proceeds of approximately $121.9 million, after deducting underwriting discounts and fees and expenses payable by the Company. Additionally, the Company used approximately $10.3 million of cash to purchase the capped calls, discussed below. The 2027 Notes bear interest at a rate of 3.75% per year, payable

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes mature on June 1, 2027 (the “Maturity Date”), unless earlier purchased by the Company, redeemed, or converted.

The 2027 Notes are unsecured obligations of the Company and rank senior in right of payment to any of the Company’s subordinated indebtedness; equal in right of payment to all of the Company’s unsecured indebtedness that is not subordinated (including the Company’s unsecured trade payables and the 2023 Notes); effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The 2027 Notes are convertible at the option of the holders upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is 71.5372 shares of the Company’s common stock per $1,000 principal amount of 2027 Notes, representing an initial effective conversion price of $13.98 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the 2027 Notes, but will not be adjusted for accrued but unpaid interest.

Holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding October 1, 2026 only under the following circumstances:

(i)	During any calendar quarter commencing after the calendar quarter ending September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(ii)	During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollar principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day;

(iii)	If the Company calls any or all of the 2027 Notes for redemption at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(iv)	Upon the occurrence of specified corporate events.

On or after October 1, 2026, until the close of business on the business day immediately preceding the Maturity Date, holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion option, the Company segregated the liability component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the 2027 Notes. The calculation of the fair value of the debt component required the use of Level 3 inputs, including utilization of convertible investors’ credit assumptions and industry high yield bond indices. Fair value was estimated through discounting future interest and principal payments, an income approach, due under the 2027 Notes at a discount rate of 9.10%, an interest rate equal to the estimated borrowing rate for similar non-convertible debt. The excess of the aggregate face value of the 2027 Notes over the estimated fair value of the liability component of $34.2 million was recognized as a debt discount and recorded as an increase to additional paid-in capital and will be amortized over the expected life of the 2027 Notes using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The transaction costs of $3.1 million incurred in connection with the issuance of the 2027 Notes were allocated to the liability and equity components based on their relative values. Transaction costs allocated to the liability component are being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected term of the 2027 Notes. Transaction costs allocated to the equity component of $0.8 million reduced the value of the equity component recognized in stockholders' equity.

In connection with the offering of the 2027 Notes, on May 13, 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”), pursuant to capped call confirmations, covering the total principal amount of the 2027 Notes for an aggregate premium of $10.3 million. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted 2027 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the capped price of the Capped Call Transactions. The Capped Call Transactions exercise price is equal to the initial conversion price of the 2027 Notes, and the capped price of the Capped Call Transactions is approximately $18.46 per share and is subject to certain adjustments under the terms of the capped call confirmations.

The Capped Call Transactions are separate transactions entered into by the Company with the capped call counterparties, are not part of the terms of the 2027 Notes and will not change the holders’ rights under the 2027 Notes. Holders of the 2027 Notes will not have any rights with respect to the Capped Call Transactions. The cost of the Capped Call Transactions is not expected to be tax-deductible as the Company did not elect to integrate the Capped Call Transactions into the respective convertible notes for tax purposes. The cost of the Capped Call Transactions was recorded as a reduction of the Company’s additional paid-in capital in the accompanying consolidated financial statements.

The carrying value of the 2023 Notes and 2027 Notes are as follows:

	June 30, 2020			December 31, 2019
	2023 Notes	2027 Notes	Total	2023 Notes	2027 Notes	Total

	(in thousands)
Principal amount	$256,695	$125,000	$381,695	$345,000	$—	$345,000
Unamortized debt discount	(25,816)	(33,773)	(59,589)	(40,820)	—	(40,820)
Unamortized transaction costs	(2,601)	(2,191)	(4,792)	(4,112)	—	(4,112)
Net carrying value	$228,278	$89,036	$317,314	$300,068	$—	$300,068

Total interest expense related to the 2023 Notes and 2027 Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$2,070	$2,329	$4,399	$4,658
Coupon interest expense - 2027 Notes	573	—	573	—
Non-cash Interest Expense
Amortization of debt discount - 2023 Notes	2,729	2,851	5,746	5,650
Amortization of debt discount - 2027 Notes	425	—	425	—
Amortization of transaction costs - 2023 Notes	275	287	579	569
Amortization of transaction costs - 2027 Notes	28	—	28	—
Total Interest Expense	$6,100	$5,467	$11,750	$10,877

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Company determined the 2023 Notes and 2027 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at June 30, 2020 of $235.4 million and $141.5 million, respectively.

Other Liabilities

As part of the acquisition of Ultratech, the Company assumed an executive non-qualified deferred compensation plan that allowed qualifying executives to defer cash compensation. The plan was frozen at the time of acquisition and no further contributions have been made. At June 30, 2020 and December 31, 2019, plan assets approximated $2.1 million and $2.7 million, respectively, representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $2.2 million and $3.1 million, respectively, and is included within “Other liabilities” in the Consolidated Balance Sheets. Other liabilities at both June 30, 2020 and December 31, 2019 also included medical and dental benefits for former executives of $2.0 million, asset retirement obligations of $3.2 million, and income tax payables of $1.4 and $1.0 million, respectively. Additionally, as a result of the Coronavirus, Aid, Relief, and Economic Security Act, the Company has accrued for and defered the deposit and payment of its share of social security taxes, resulting in a liability of $1.4 million at June 30, 2020, which is included within “Other liabilities” in the Consolidated Balance Sheets.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2020 was 2.9 years, and the weighted average discount rate used in determining the present value of future lease payments was 6.0%.

The following table provides the maturities of lease liabilities at June 30, 2020:

Operating
Leases
(in thousands)
Payments due by period:
2020	$2,295
2021	5,211
2022	4,976
2023	1,337
2024	551
Thereafter	—
Total future minimum lease payments	14,370
Less: Imputed interest	(1,262)
Total	$13,108

Reported as of June 30, 2020
Accrued expenses and other current liabilities	$4,104
Operating lease long-term liabilities	9,004
Total	$13,108

Operating lease cost for both the three months ended June 30, 2020 and 2019 was $1.4 million. Operating lease cost for the six months ended June 30, 2020 and 2019 was $2.7 and $2.8 million, respectively. Variable lease cost for the three

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

and six months ended June 30, 2020 was $0.4 and $0.9 million, respectively, and $0.4 and $1.0 million for the comparable 2019 periods. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the six months ended June 30, 2020 and 2019 were $3.5 million and $3.7 million, respectively.

Purchase Commitments

Veeco has purchase commitments of $86.3 million at June 30, 2020, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2020, outstanding bank guarantees and letters of credit totaled $5.9 million, and unused bank guarantees and letters of credit of $25.9 million were available to be drawn upon.

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

Note 6 — Derivative Financial Instruments

The Company is exposed to financial market risks arising from changes in currency exchange rates. Changes in currency exchange rates could affect the Company’s foreign currency denominated monetary assets and liabilities and forecasted cash flows. The Company enters into monthly forward derivative contracts from time to time with the intent of mitigating a portion of this risk. The Company only uses derivative financial instruments in the context of hedging and not for speculative purposes and had not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other operating expense (income), net” in the Company’s Consolidated

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Statements of Operations. The Company executes derivative transactions with highly rated financial institutions to mitigate counterparty risk.

The Company did not have any outstanding derivative contracts at June 30, 2020 or December 31, 2019. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the six months ended June 30, 2020 and 2019.

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2019	48,994	$490	$1,071,058	$(698,930)	$1,894	$374,512
Net loss	—	—	—	(567)	—	(567)
Other comprehensive income (loss), net of tax	—	—	—	—	153	153
Share-based compensation expense	—	—	3,646	—	—	3,646
Net issuance under employee stock plans	434	4	(684)	—	—	(680)
Balance at March 31, 2020	49,428	$494	$1,074,020	$(699,497)	$2,047	$377,064
Net loss	—	—	—	(8,302)	—	(8,302)
Other comprehensive income (loss), net of tax	—	—	—	—	(130)	(130)
Share-based compensation expense	—	—	2,974	—	—	2,974
Net issuance under employee stock plans	191	3	752	—	—	755
Extinguishment of equity component of repurchased 2023 Notes	—	—	(80)	—	—	(80)
Equity component of 2027 Notes	—	—	33,363	—	—	33,363
Purchase of capped calls	—	—	(10,313)	—	—	(10,313)
Balance at June 30, 2020	49,619	$497	$1,100,716	$(707,799)	$1,917	$395,331

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2018	48,547	$485	523	$(5,872)	$1,061,325	$(619,983)	$1,820	$437,775
Net loss	—	—	—	—	—	(18,530)	—	(18,530)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	38	38
Share-based compensation expense	—	—	—	—	3,157	—	—	3,157
Net issuance under employee stock plans	128	2	(523)	5,872	(6,303)	(213)	—	(642)
Balance at March 31, 2019	48,675	$487	—	$—	$1,058,179	$(638,726)	$1,858	$421,798
Net loss	—	—	—	—	—	(15,565)	—	(15,565)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	20	20
Share-based compensation expense	—	—	—	—	4,588	—	—	4,588
Net issuance under employee stock plans	296	3	—	—	182	—	—	185
Balance at June 30, 2019	48,971	$490	—	$—	$1,062,949	$(654,291)	$1,878	$411,026

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2019	$1,861	$33	$1,894
Other comprehensive income (loss)	(30)	53	23
Balance - June 30, 2020	$1,831	$86	$1,917

There were minimal reclassifications from AOCI into net income for the three and six months ended June 30, 2020 and 2019.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of sales	$474	$595	$995	$1,065
Research and development	613	982	1,486	1,775
Selling, general, and administrative	1,887	3,011	4,139	4,905
Total	$2,974	$4,588	$6,620	$7,745

For the six months ended June 30, 2020, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2019	1,119	34.88
Expired or forfeited	(324)	33.96
Balance - June 30, 2020	795	35.25

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the six months ended June 30, 2020, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2019	2,257	16.20
Granted	983	9.32
Performance award adjustments	(45)	31.34
Vested	(572)	15.95
Forfeited	(348)	15.47
Balance - June 30, 2020	2,275	13.10

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At June 30, 2020, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods.

Loss before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Loss before income taxes	$(8,251)	$(15,420)	$(8,550)	$(33,759)
Income tax expense (benefit)	$51	$145	$319	$336

The Company’s tax expense for both the three months ended June 30, 2020 and 2019 was $0.1 million. The 2020 tax expense included a $0.1 million expense related to the Company’s domestic operations offset by a minimal benefit related to the Company’s non-U.S. operations, compared to 2019 when the expense included a $0.1 million expense related to the Company’s domestic operations and minimal expense related to the Company’s non-U.S. operations. Although there was a domestic pre-tax loss for the three months ended June 30, 2020 and 2019, the Company did not provide a current tax benefit on domestic pre-tax losses, as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Company’s tax expense for both the six months ended June 30, 2020 and 2019 was $0.3 million. The 2020 tax expense included a $0.2 million expense related to the Company’s domestic operations and a $0.1 million expense related to the Company’s non-U.S. operations, compared to 2019 when the expense included a $0.1 million expense related to domestic operations and a $0.2 million expense related to non-U.S. operations. Although there was a domestic pre-tax loss for the six months ended June 30, 2020 and 2019, Veeco did not provide a current tax benefit on domestic pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The current period domestic tax expense is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

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

LED Lighting, Display & Compound Semiconductor

LED Lighting refers to Light Emitting Diode and semiconductor illumination sources used in various applications including, but not limited to, displays such as backlights, general lighting, automotive running lights, and headlamps. Display refers to LEDs used for displays and Organic Light Emitting Diode displays found in outdoor display/signage applications, TVs, smartphones, wearable devices, and tablets. Compound Semiconductor includes Photonics, Power Electronics, and Radio Frequency (“RF”) Devices. Photonics refers to laser diodes, Vertical Cavity Surface Emitting Lasers in 3D sensing and communications, and various other optical devices. Power Electronics refers to semiconductor devices such as rectifiers, inverters, and converters for the control and conversion of electric power. RF devices refers to radio frequency emitting and receiving devices that enable wireless communications. Such devices include power amplifiers, switches, and transceivers for applications such as mobile (including handsets and base stations), defense, automobile, and the Internet of Things.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Sales by end-market and geographic region for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Sales by end-market
Front-End Semiconductor	$17,759	$24,509	$49,125	$47,126
Advanced Packaging, MEMS & RF Filters	21,454	16,443	30,042	39,570
LED Lighting, Display & Compound Semiconductor	16,017	9,692	31,419	23,242
Scientific & Industrial	43,407	47,178	92,553	87,255
Total	$98,637	$97,822	$203,139	$197,193
Sales by geographic region
United States	$29,632	$39,784	$69,268	$72,099
China	17,393	19,654	27,865	29,813
EMEA(1)	26,130	12,324	42,280	30,151
Rest of World	25,482	26,060	63,726	65,130
Total	$98,637	$97,822	$203,139	$197,193
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

Measures providing for business shutdowns generally exclude certain essential services, and those essential services include critical infrastructure and the businesses that support that critical infrastructure. Our operations are considered part of the critical and essential infrastructure defined by applicable government authorities, and, although governmental measures to contain the pandemic may be modified or extended, our manufacturing facilities remain open. We believe our diverse product offerings and the critical nature of certain of our products for infrastructure insulate us, to some extent, from the adverse effects of the pandemic; however, a prolonged economic downturn will adversely affect our customers, which could have a material adverse effect on our revenues, particularly if customers from whom we derive a significant amount of revenue reduce or delay purchases to mitigate the impacts of the pandemic or fail to make payments to us on time or at all.

We serve a global and highly interconnected customer base across the Asia-Pacific region, Europe, and North America. Our net sales to customers located outside of the United States represented approximately 70%, 77%, and 80% of our total net sales in 2019, 2018, and 2017, respectively, and we expect that net sales to customers outside the United States will continue to represent a significant percentage of our total net sales. As a result, our business will be adversely impacted by further deterioration in global economic conditions, particularly in markets in Asia and Europe.

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

●	implemented rigorous health and safety protocols at our manufacturing facilities, including extensively and frequently disinfecting our facilities, limiting access to our facilities, checking temperatures of individuals entering our facilities, staggering shifts to minimize employee overlap in gowning areas, and providing protective equipment;

●	mandated remote working arrangements for employees that do not need to be physically present on the manufacturing floor or at customer facilities, which has impacted approximately 52% of our global workforce;

●	implemented virtual meetings, customer demos, and factory acceptances to enable customers to review data and performance of their system in our factory remotely via live video;

●	performing service and support activities remotely to resolve customer issues and enable our customers to maintain their operations;

●	proactively identified gaps in our supply chain and re-sourced a number of components in order to maintain our customer shipment commitments and mitigate single points of failure;

●	monitoring our IT systems and implementing contingency and disaster recovery plans to support our IT infrastructure to ensure that our systems remain continuously operative; and

●	continuing to monitor and, if necessary, reduce our operating expenses and capital expenditures to maintain financial flexibility and profit margins.

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

Sales in the Front-End Semiconductor market were driven by shipments of our laser annealing systems and upgrades. Customers appear to be ramping production at their current nodes, such as 7nm and 5nm. Looking ahead, we continue to work with our customers with our laser annealing technology, as they develop their “next nodes”. In the EUV market, customers appear to be moving ahead with their leading node EUV lithography plans, continuing to drive requirements for our mask blank systems. We believe demand for these two product lines, driven by the development and release of advanced node semiconductors, will continue to provide future growth opportunities for us.

Sales in the Advanced Packaging, MEMS and RF Filter market were strong in the second quarter as customers added capacity and upgraded their existing install base to further enable their advanced packaging processes. We believe our advanced packaging lithography systems and our wet etch and clean systems are an ideal fit for our advanced packaging and RF customers’ current and future requirements.

Sales in the LED Lighting, Display & Compound Semiconductor market remained soft in the second quarter. Our broad portfolio of MOCVD and PSP technologies have been developed to support emerging applications such as 5G driven RF device manufacturing, photonics devices including 3D sensing laser diodes and mini/microLEDs, and GaN-based power electronics. We continue to work with customers to penetrate these markets.

Sales in the Scientific & Industrial market were primarily driven by shipments of Ion Beam systems for data storage applications. Demand for our Ion Beam products for Data Storage is being driven by big data and cloud-based storage growth. In order to be successful, hard disk drive manufacturers are required to improve areal density of magnetic heads for hard disk drives and are manufacturing drives with an increasing number of thin film magnetic heads. These two factors taken together along, with new innovations by HDD manufacturers such as heat assisted magnetic recording and microwave assisted magnetic recording, are driving additional capacity and equipment upgrades. Given recent trends, the importance of cloud computing and work from home environment are also providing tailwinds to this market.

Global trade policies have recently become more restrictive, resulting in increased tensions, which have impacted and are expected to continue to impact our business. The U.S. government has implemented controls over transactions involving Chinese entities, and possibly others, that potentially pose a threat to U.S. national security. Foreign customers affected by these U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products. We have seen evidence of this behavior during the second quarter of 2020 in transactions across our product lines, including our MOCVD and Wet Etch & Clean products. We are experiencing challenges closing new orders in China due to the current trade-restriction environment and have lost several orders that we were anticipating. This has impacted our second quarter results and in the near term we expect revenue from customers in China to decrease as a percentage of our overall revenue. The degree to which this environment will impact us is unclear.

Results of Operations

For the three months ended June 30, 2020 and 2019

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2020 and 2019 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change
	2020		2019		Period to Period

	(dollars in thousands)
Net sales	$98,637	100%	$97,822	100%	$815	1%
Cost of sales	56,743	58%	61,537	63%	(4,794)	(8)%
Gross profit	41,894	42%	36,285	37%	5,609	15%
Operating expenses, net:
Research and development	19,254	20%	22,922	23%	(3,668)	(16)%
Selling, general, and administrative	17,818	18%	19,757	20%	(1,939)	(10)%
Amortization of intangible assets	3,834	4%	4,243	4%	(409)	(10)%
Restructuring	472	-	616	1%	(144)	(23)%
Asset impairment	281	-	—	-	281	*
Other operating expense (income), net	(174)	-	(44)	-	(130)	*
Total operating expenses, net	41,485	42%	47,494	49%	(6,009)	(13)%
Operating income (loss)	409	-	(11,209)	(11)%	11,618	*
Interest income (expense), net	(5,614)	(6)%	(4,211)	(4)%	(1,403)	33%
Loss on extinguishment of debt	(3,046)	(3)%	—	-	(3,046)	*
Income (loss) before income taxes	(8,251)	(8)%	(15,420)	(16)%	7,169	(46)%
Income tax expense (benefit)	51	-	145	-	(94)	(65)%
Net income (loss)	$(8,302)	(8)%	$(15,565)	(16)%	$7,263	(47)%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended June 30,				Change
	2020		2019		Period to Period

	(dollars in thousands)
Sales by market
Front-End Semiconductor	$17,759	18%	$24,509	25%	$(6,750)	(28)%
Advanced Packaging, MEMS & RF Filters	21,454	22%	16,443	17%	5,011	30%
LED Lighting, Display & Compound Semiconductor	16,017	16%	9,692	10%	6,325	65%
Scientific & Industrial	43,407	44%	47,178	48%	(3,771)	(8)%
Total	$98,637	100%	$97,822	100%	$815	1%
Sales by geographic region
United States	$29,632	30%	$39,784	40%	$(10,152)	(26)%
China	17,393	18%	19,654	20%	(2,261)	(12)%
EMEA	26,130	26%	12,324	13%	13,806	112%
Rest of World	25,482	26%	26,060	27%	(578)	(2)%
Total	$98,637	100%	$97,822	100%	$815	1%

Sales remained consistent for the three months ended June 30, 2020 against the comparable prior year period, as increases in the Advanced Packaging, MEMS & RF Filters and LED Lighting, Display & Compound Semiconductor markets were partially offset by decreases in the Front-End Semiconductor and Scientific & Industrial markets. Pricing was not a significant driver of the change in total sales. By geography, sales increased in the EMEA region, partially offset by decreases in the United States and China regions. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate. Several markets continue to remain challenged in light of ongoing restrictions on business and travel, and decreased business and consumer spending generally, resulting from the COVID-19 pandemic.

Gross Profit

In the second quarter of 2020, gross profit increased compared to the second quarter of 2019 primarily due to increased gross margins. Gross margins increased principally due to reductions in inventory reserves and manufacturing expenses. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the three months ended June 30, 2020 against the comparable prior period primarily related to personnel-related expenses and professional fees as a result of our continued initiative to streamline operations, enhance efficiency, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects. Additionally, we had a decrease in travel-related expenses as a result of COVID-19 related restrictions.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the three months ended June 30, 2020 against the comparable prior period primarily related to personnel-related expenses as a result of our continued initiative to streamline operations, enhance efficiency, and reduce costs. Additionally, we had a decrease in travel-related expenses as a result of COVID-19 related restrictions. Given the the uncertainty regarding the impacts on our business resulting from the

COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic.

Amortization Expense

Amortization expense decreased compared to prior period primarily due to the sale of a non-core product line, including related intangible assets, as well as changes in amortization expense to reflect expected cash flows of certain intangible assets.

Restructuring Expense

We continued to record restructuring charges during the year ended December 31, 2019 as a result of our efforts to further streamline operations, enhance efficiencies, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects. In addition, we delayered the organization. Collectively, these actions impacted approximately 60 employees. During the three months ended June 30, 2020, additional accruals were recognized and payments were made related to these restructuring initiatives.

Interest Income (Expense)

We recorded net interest expense of $5.6 million for the three months ended June 30, 2020, compared to $4.2 million for the comparable prior year period. The increase in interest expense was primarily related to the issuance of the 2027 Notes in May 2020, partially offset by the partial repurchase of the 2023 Notes. Included in interest expense for the three months ended June 30, 2020 were non-cash charges of $3.5 million related to the amortization of debt discount and transaction costs of the 2023 and 2027 Notes, while the three months ended June 30, 2019 included non-cash charges of $3.1 million related to the amortization of debt discount and transaction costs of the 2023 Notes. Additionally, interest income decreased approximately $0.8 million for the three months ended June 30, 2020 compared to the prior period, primarily as a result of lower interest rates, and we expect interest income to remain depressed as a result.

Loss on Extinguishment of Debt

On May 18, 2020, in connection with the completion of a private offering of $125 million aggregate principal amount of 3.75% convertible senior notes described below, we repurchased and retired approximately $88.3 million in aggregate principal amount of our outstanding 2023 Notes, with a carrying amount of $78.1 million, for approximately $81.2 million of cash. We accounted for the repurchase of the $88.3 million of the 2023 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $3.0 million for the three months ended June 30, 2020.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

We incurred a tax expense of $0.1 million for the three months ended June 30, 2020 and 2019. The 2020 tax expense included an expense of $0.1 million related to our domestic operations offset by a minimal benefit related to our non-U.S. operations, compared to 2019 when the expense included a $0.1 million expense related to the Company’s domestic operations and minimal expense related to the Company’s non-U.S. operations. Although there was a domestic pre-tax loss for the three months ended June 30, 2020 and 2019, we did not provide a current tax benefit on domestic pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

For the six months ended June 30, 2020 and 2019

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2020 and 2019 and the period-over-period dollar and percentage changes for those line items.

	Six Months Ended June 30,				Change
	2020		2019		Period to Period

	(dollars in thousands)
Net sales	$203,139	100%	$197,193	100%	$5,946	3%
Cost of sales	114,826	57%	126,192	64%	(11,366)	(9)%
Gross profit	88,313	43%	71,001	36%	17,312	24%
Operating expenses, net:
Research and development	38,449	19%	46,262	23%	(7,813)	(17)%
Selling, general, and administrative	36,123	18%	39,660	20%	(3,537)	(9)%
Amortization of intangible assets	7,671	4%	8,460	4%	(789)	(9)%
Restructuring	1,097	1%	2,046	1%	(949)	(46)%
Asset Impairment	281	-	—	-	281	*
Other operating expense (income), net	(283)	-	(80)	-	(203)	*
Total operating expenses, net	83,338	41%	96,348	49%	(13,010)	(14)%
Operating income (loss)	4,975	2%	(25,347)	(13)%	30,322	(120)%
Interest income (expense), net	(10,479)	(5)%	(8,412)	(4)%	(2,067)	25%
Loss on extinguishment of debt	(3,046)	(1)%	—	-	(3,046)	*
Income (loss) before income taxes	(8,550)	(4)%	(33,759)	(17)%	25,209	(75)%
Income tax expense (benefit)	319	-	336	-	(17)	*
Net income (loss)	$(8,869)	(4)%	$(34,095)	(17)%	$25,226	(74)%

Net Sales

The following is an analysis of sales by market and by region:

	Six Months Ended June 30,				Change
	2020		2019		Period to Period

	(dollars in thousands)
Sales by market
Front-End Semiconductor	$49,125	24%	$47,126	24%	$1,999	4%
Advanced Packaging, MEMS & RF Filters	30,042	15%	39,570	20%	(9,528)	(24)%
LED Lighting, Display & Compound Semiconductor	31,419	15%	23,242	12%	8,177	35%
Scientific & Industrial	92,553	46%	87,255	44%	5,298	6%
Total	$203,139	100%	$197,193	100%	$5,946	3%
Sales by geographic region
United States	$69,268	34%	$72,099	37%	$(2,831)	(4)%
China	27,865	14%	29,813	15%	(1,948)	(7)%
EMEA	42,280	21%	30,151	15%	12,129	40%
Rest of World	63,726	31%	65,130	33%	(1,404)	(2)%
Total	$203,139	100%	$197,193	100%	$5,946	3%

Sales increased for the six months ended June 30, 2020 against the comparable prior year period principally in the LED Lighting, Display & Compound Semiconductor, Scientific & Industrial, and Front-End Semiconductor markets, partially offset by a decrease in the Advanced Packaging, MEMS & RF Filters market. Sales in the Scientific & Industrial market were primarily driven by shipments of Ion Beam systems for data storage applications, while sales in the Front-End Semiconductor market were driven by shipments of our laser annealing systems, as well as our LDD-IBD system for EUV Mask Blank production. Pricing was not a significant driver of the change in total sales. By geography, sales increased in the EMEA region, partially offset by decreases in China and the other remaining regions. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate. Several markets continue to remain challenged in light of ongoing restrictions on business and travel, and decreased business and consumer spending generally, resulting from the COVID-19 pandemic.

Gross Profit

For the six months ended June 30, 2020, gross profit increased against the comparable prior period due to an increase in sales volume and increased gross margins. Gross margins increased principally due to product and region mix of sales in the periods, as well as reductions in inventory reserves and manufacturing expenses. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the six months ended June 30, 2020 against the comparable prior period primarily related to personnel-related expenses and professional fees as a result of our continued initiative to streamline operations, enhance efficiency, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects. Additionally, we had a decrease in travel-related expenses as a result of COVID-19 related restrictions.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the six months ended June 30, 2020 against the comparable prior period primarily related to personnel-related expenses as a result of our continued initiative to streamline operations, enhance efficiency, and reduce costs. Additionally, we had a decrease in travel-related expenses as a result of COVID-19 related restrictions. Given the the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic.

Amortization Expense

Amortization expense decreased compared to prior period primarily due to the sale of a non-core product line, including related intangible assets, as well as changes in amortization expense to reflect expected cash flows of certain intangible assets.

Restructuring Expense

We continued to record restructuring charges during the year ended December 31, 2019 as a result of our efforts to further streamline operations, enhance efficiencies, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects. In addition, we delayered the organization. Collectively, these actions impacted approximately 60 employees. During the six months ended June 30, 2020, additional accruals were recognized and payments were made related to these restructuring initiatives.

Interest Income (Expense)

We recorded net interest expense of $10.5 million for the six months ended June 30, 2020, compared to $8.4 million for the comparable prior year period. The increase in interest expense was primarily related to the issuance of the 2027 Notes in May 2020, partially offset by the partial repurchase of the 2023 Notes. Included in interest expense for the six months ended June 30, 2020 were non-cash charges of $6.8 million related to the amortization of debt discount and transaction costs of the 2023 and 2027 Notes, while the six months ended June 30, 2019 included non-cash charges of $6.2 million related to the amortization of debt discount and transaction costs of the 2023 Notes. Additionally, interest income decreased approximately $1.3 million for the six months ended June 30, 2020 compared to the prior period, primarily as a result of lower interest rates, and we expect interest income to remain depressed as a result.

Loss on Extinguishment of Debt

On May 18, 2020, in connection with the completion of a private offering of $125 million aggregate principal amount of 3.75% convertible senior notes described below, we repurchased and retired approximately $88.3 million in aggregate principal amount of our outstanding 2023 Notes, with a carrying amount of $78.1 million, for approximately $81.2 million of cash. We accounted for the repurchase of the $88.3 million of the 2023 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $3.0 million for the six months ended June 30, 2020.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the six months ended June 30, 2020 and 2019 was $0.3 million. The 2020 tax expense included an expense of $0.2 million related to our domestic operations and $0.1 million related to our non-U.S. operations, compared to 2019 when the expense included a $0.1 million expense related to our domestic operations and $0.2 million related to our non-U.S. operations. Although there was a domestic pre-tax loss for the six months ended June 30, 2020 and 2019, we did not provide a current tax benefit on domestic pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$188,203	$129,294
Restricted cash	647	657
Short-term investments	112,279	115,252
Total	$301,129	$245,203

At June 30, 2020 and December 31, 2019, cash and cash equivalents of $68.5 million and $73.0 million, respectively, were held outside the United States. As of June 30, 2020, we had $11.3 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $5.6 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes, purchase commitments and payments in respect of operating leases. However, the COVID-19 pandemic, together with other dynamics in the marketplace, has resulted in wider credit spreads and significantly increased borrowing costs and, in certain cases, limited the ability of companies to access the capital markets and other sources of financing on attractive terms or at all.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash and short-term investments and the recent steps we have taken to rationalize expenses, leave us well-positioned to manage our business through this crisis as it continues to unfold.

A summary of the cash flow activity for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net income (loss)	$(8,869)	$(34,095)
Non-cash items:
Depreciation and amortization	15,372	17,315
Non-cash interest expense	6,778	6,219
Deferred income taxes	191	10
Share-based compensation expense	6,620	7,745
Loss on extinguishment of debt	3,046	—
Asset impairment	281	—
Changes in operating assets and liabilities	(5,869)	(5,335)
Net cash provided by (used in) operating activities	$17,550	$(8,141)

Net cash provided by operating activities was $17.6 million for the six months ended June 30, 2020 and was due to the net loss of $8.9 million and a decrease in cash flow from changes in operating assets and liabilities of $5.9 million, offset by adjustments for non-cash items of $32.3 million. The changes in operating assets and liabilities were largely attributable to 1) increases in accounts receivable, inventories, and prepaid expenses and other current assets, and 2) a decrease in deferred revenue, partially offset by 3) increases in accounts payable and customer deposits, and 4) a decrease in contract assets.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Capital expenditures	$(1,957)	$(6,441)
Changes in investments, net	3,365	(35,608)
Proceeds from held for sale assets, net of costs to sell	9,503	—
Net cash provided by (used in) investing activities	$10,911	$(42,049)

The cash provided by investing activities during the six months ended June 30, 2020 was primarily attributable to the net proceeds from sale of a non-core product line, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Proceeds from issuance of 2027 Notes, net of issuance costs	$121,946	$—
Purchase of capped calls	(10,313)	—
Repurchase of 2023 Notes	(81,240)	—
Settlement of equity awards, net of withholding taxes	74	(457)
Net cash provided by (used in) financing activities	$30,467	$(457)

The cash provided by financing activities for the six months ended June 30, 2020 was primarily related to the net cash proceeds received from the issuance of the 2027 Notes, partially offset by the cash used to repurchase the 2023 Notes as well as the purchase of the capped call transactions.

Convertible Senior Notes

On January 10, 2017, we issued $345.0 million of 2.70% convertible senior unsecured notes (the “2023 Notes”). We received net proceeds, after deducting underwriting discounts and fees and expenses payable by us, of approximately

$335.8 million. The 2023 Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The 2023 Notes mature on January 15, 2023, unless earlier purchased by us, redeemed, or converted. On May 18, 2020, in connection with the completion of a private offering of $125 million aggregate principal amount of 3.75% convertible senior notes described below, we repurchased and retired approximately $88.3 million in aggregate principal amount of our outstanding 2023 Notes, with a carrying amount of $78.1 million, for approximately $81.2 million of cash.

On May 18, 2020, we issued $125.0 million of 3.75% convertible senior notes (the “2027 Notes”). We received net proceeds of approximately $121.9 million, after deducting underwriting discounts and fees and expenses payable by us. Additionally, we used approximately $10.3 million of cash to purchase the capped calls. The 2027 Notes bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes mature on June 1, 2027, unless earlier purchased by us, redeemed, or converted.

We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on the 2023 and 2027 Notes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $112.3 million at June 30, 2020. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2020, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.6 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Changes in currency exchange rates could affect our foreign currency denominated monetary assets and liabilities and forecasted cash flows. We enter into monthly forward derivative contracts from time to time with the intent of mitigating a portion of this risk. We only use derivative financial instruments in the context of hedging and not for speculative purposes and had not designated our foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other, net” in our Consolidated Statements of Operations. We execute derivative transactions with highly rated financial institutions to mitigate counterparty risk.

Our net sales to customers located outside of the United States represented approximately 70% and 66% of our total net sales for the three and six months ended June 30, 2020, respectively, and 60% and 63% for the comparable 2019 period. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 5% and 4% of total net sales in the three and six months ended June 30, 2020, respectively, and 4% and 5% for the comparable 2019 period.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of June 30, 2020. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As a result of the COVID-19 pandemic, certain of our employees began working remotely in March 2020 but these remote working arrangements did not have a material effect on our internal control over financial reporting. During the quarter ended June 30, 2020, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our 2019 Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2019 Form 10-K, except for as disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2020 and the following.

The following risk factors are added:

We may not have the ability to raise the funds necessary to settle for cash conversions of our 3.75% Convertible Senior Notes due 2027 (the “2027 Notes”) or our 2.70% Convertible Senior Notes due 2023 (the “2023 Notes”) (the 2027 Notes and 2023 Notes, together, the “Notes”) or to repurchase the Notes for cash upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

As of June 30, 2020, we had $256.7 million in principal amounts outstanding in 2023 Notes and $125.0 million in principal amounts outstanding in 2027 Notes.

Holders of the 2027 Notes will have the right to require us to repurchase all or any portion of their 2027 Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date, as described in the 2027 Notes and the related indenture. In addition, upon conversion of the 2027 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2027 Notes being converted. Our 2023 Notes contain similar provisions concerning the holders’ rights to require us to repurchase their 2023 Notes and to pay cash to settle conversions of their 2023 Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness that exist at the time of repurchase. Our failure to repurchase the Notes at a time when the repurchase is required by the respective indenture or to pay any cash upon conversion of the Notes as required by the respective indenture would constitute a default under the indenture for that series of convertible notes and could also lead to a default under the indenture for the other series of convertible notes. A default under either indenture or the fundamental change itself could lead to a default under any of our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion of the Notes.

The conditional conversion feature of the 2027 Notes, if triggered, may materially and adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2027 Notes is triggered, holders of 2027 Notes will be entitled to convert the 2027 Notes at any time during specified periods at their option. If one or more holders elect to convert the 2027 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert the 2027 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2027 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of certain convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the respective terms of the Notes. We report lower net income (or higher net loss) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, including our ability and intent to settle the convertible debt instruments in cash, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted income per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted income per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will meet the criteria to utilize the treasury stock method in the future. If we are unable to utilize the treasury stock method, we would be required to apply the if-converted method. Under that method, diluted income per share would generally be calculated assuming that all the notes were converted solely into shares of our common stock at the beginning of the reporting period, unless the result would be anti-dilutive. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted income per share would be adversely affected.

In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income (or reducing net loss). Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which could adversely affect our diluted net income (loss) per share. We cannot be sure that the proposed changes in this exposure draft will be adopted, or will be adopted in their current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements. Furthermore, the accounting treatment described above is preliminary based on the exposure draft and has not been subject to review or audit by our independent registered public accounting firm as these proposed rules have not been finalized.

Issuance of our common stock, if any, upon conversion of the Notes, as well as the capped call transactions and the hedging activities of the option counterparties, may impair or reduce our ability to utilize our net operating loss carryforwards in the future.

Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (“NOLs”) carried forward from prior years.

As of June 30, 2020, we had U.S. federal NOL carryforwards of approximately $270.4 million, of which $6.4 million has an indefinite carryforward period, with the remaining expiring in varying amounts between 2033 and 2037, if not utilized. If we were to experience a “change in ownership” under Section 382 of the Internal Revenue Code (“Section 382”), the NOL carry forward limitations under Section 382 would impose an annual limit on the amount of the future taxable income that may be offset by our NOL generated prior to the change in ownership. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset future taxable income. In connection with a prior acquisition, we have $120.8 million of historical U.S. federal NOLs that are subject to an existing annual limitation under Section 382.

We did not initially experience an ownership change as a result of the issuance of the 2027 Notes. Nonetheless, the shares of common stock, if any, issued upon conversion of the 2027 Notes will, upon such issuance, be taken into account determining the cumulative change in our ownership for Section 382 purposes. As a result, any conversion of the 2027 Notes that we elect to settle in shares may materially increase the risk that we could experience an ownership change in the future.

In connection with the pricing of the 2027 Notes, we entered into capped call transactions with one of the initial purchasers and other financial institutions (the “option counterparties”). Veeco was advised that the option counterparties were expected to establish hedge positions with respect to the capped call transactions and thereafter to modify their hedge positions from time to time by, among other things, purchasing, selling or otherwise effecting transactions with respect to our common stock or other securities of ours as described under “Risk factors—The capped call transactions may affect the value of the Notes and our common stock.”

The capped call transactions may affect the value of the Notes and our common stock.

We have entered into capped call transactions with the option counterparties. The capped call transactions were expected generally to reduce the potential dilution upon conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing its initial hedge of the capped call transactions, the option counterparties or their affiliates expect to enter into various derivative transactions with respect to our common stock and/or purchase our common stock concurrently with or shortly after the pricing of the notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the notes at that time.

In addition, the option counterparties or their affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2027 Notes (and are likely to do so during any observation period related to a conversion of the 2027 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock, the Notes, which could affect the ability of the noteholders to convert the Notes, and, to the extent the activity occurs during any observation period related to a conversion of the 2027 Notes, it could affect the number of shares and value of the consideration that noteholders will receive upon conversion of the 2027 Notes.

Our issuance of preferred stock could adversely affect holders of our common stock.

Our board of directors is authorized to issue series of preferred stock without any action on the part of our holders of common stock. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. Therefore, if noteholders receive common stock upon conversion of the Notes and we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of a holder of our common stock or the price of our common stock could be adversely affected.

We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders initially purchased shares.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume and the value of the Notes could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price and the value of the Notes would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume and the value of the Notes to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.1	Indenture, dated as of May 18, 2020, between Veeco Instruments Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	5/18/2020
4.2	Form of 3.75% Convertible Senior Notes due 2027 (included in Exhibit 4.1).	8-K	4.2	5/18/2020
10.1	Form of Capped Call Confirmation.	8-K	10.1	5/18/2020
10.2	Agreement and General Release dated May 7, 2020 between Veeco and John R. Peeler.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2020.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer