Form 10-Q
period 2020-09-30
VEECO INSTRUMENTS INC
filed 2020-10-27
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 20, 2020, there were 49,612,167 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” Part 1, Item 1A in our 2019 Form 10-K, and Part 2, Item 1A of our quarterly reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and the following:

●	The unknown duration and economic, operational, and financial impacts of the COVID-19 pandemic and the actions taken or contemplated by governmental authorities or others in response to the pandemic on our business, employees, customers and suppliers, including, among others, (a) changes in customer demand for our products, (b) disruptions in our supply chain, particularly to the extent we rely on a single supplier for certain components, (c) financial challenges confronting major customers in light of reduced end-user demand for their products, (d) operational changes implemented by us, including remote working arrangements, which may put increased strain on our IT systems and create increased vulnerability to cybersecurity incidents, (e) increases in shipping, raw material or other costs, (f) competitive pricing pressures, and (g) prolonged measures to contain the spread of COVID-19 or the premature easing of government-imposed restrictions implemented to contain the spread of COVID-19;

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	We are exposed to the risks of operating a global business;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition;

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Certain of our sales are dependent on the demand for consumer electronics, which can experience significant volatility due to seasonal and other factors;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operates in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We may be unable to obtain required export licenses for the sale of our products;

●	Our operating results may be adversely affected by tightening credit markets;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

●	The price of our common shares is volatile and could decrease;

●	We may be required to take impairment charges on assets;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act and any delays or difficulties in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price;

●	Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results;

●	Our income taxes may change;

●	We have indebtedness in the form of convertible senior notes which could adversely affect our financial position, prevent us from implementing our strategy, and dilute the ownership interest of our existing shareholders;

●	The accounting method for convertible debt securities that may be settled in cash, such as the 2023 and 2027 Notes, could have a material effect on our reported financial results;

●	The effects of the capped call transactions that we entered in connection with the issuance of the convertible senior notes due 2027, which may include changes in the value of the notes and our common stock;

●	We are subject to foreign currency exchange risks;

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

●	We are exposed to various risks associated with global regulatory requirements;

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar laws;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations; and

●	We have significant operations in locations which could be materially and adversely impacted in the event of a natural disaster, an act of terrorism, or other significant disruption.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,588	$129,294
Restricted cash	664	657
Short-term investments	161,585	115,252
Accounts receivable, net	80,212	45,666
Contract assets	21,342	25,351
Inventories	143,469	133,067
Deferred cost of sales	1,677	445
Prepaid expenses and other current assets	15,948	14,966
Assets held for sale	—	11,180
Total current assets	572,485	475,878
Property, plant, and equipment, net	65,811	75,711
Operating lease right-of-use assets	10,522	14,453
Intangible assets, net	50,016	61,518
Goodwill	181,943	181,943
Deferred income taxes	1,555	1,549
Other assets	7,293	7,036
Total assets	$889,625	$818,088

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,837	$21,281
Accrued expenses and other current liabilities	40,667	41,243
Customer deposits and deferred revenue	71,539	54,870
Income taxes payable	891	830
Total current liabilities	146,934	118,224
Deferred income taxes	5,984	5,648
Long-term debt	320,818	300,068
Operating lease long-term liabilities	6,793	10,300
Other liabilities	11,003	9,336
Total liabilities	491,532	443,576
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 49,612,167 shares issued and outstanding at September 30, 2020 and 48,994,346 shares issued and outstanding at December 31, 2019	496	490
Additional paid-in capital	1,102,959	1,071,058
Accumulated deficit	(707,219)	(698,930)
Accumulated other comprehensive income	1,857	1,894
Total stockholders' equity	398,093	374,512
Total liabilities and stockholders' equity	$889,625	$818,088

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales	$112,078	$108,954	$315,216	$306,147
Cost of sales	62,936	66,731	177,761	192,924
Gross profit	49,142	42,223	137,455	113,223
Operating expenses, net:
Research and development	19,129	22,639	57,577	68,901
Selling, general, and administrative	19,415	20,962	55,541	60,620
Amortization of intangible assets	3,831	4,312	11,502	12,773
Restructuring	—	1,828	1,097	3,874
Asset impairment	—	—	281	—
Other operating expense (income), net	(218)	(153)	(502)	(232)
Total operating expenses, net	42,157	49,588	125,496	145,936
Operating income (loss)	6,985	(7,365)	11,959	(32,713)
Interest income	231	1,219	1,458	3,749
Interest expense	(6,425)	(5,549)	(18,131)	(16,491)
Loss on extinguishment of debt	—	—	(3,046)	—
Income (loss) before income taxes	791	(11,695)	(7,760)	(45,455)
Income tax expense (benefit)	211	72	530	407
Net income (loss)	$580	$(11,767)	$(8,290)	$(45,862)

Income (loss) per common share:
Basic	$0.01	$(0.25)	$(0.17)	$(0.97)
Diluted	$0.01	$(0.25)	$(0.17)	$(0.97)

Weighted average number of shares:
Basic	48,341	47,489	48,327	47,361
Diluted	49,174	47,489	48,327	47,361

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$580	$(11,767)	$(8,290)	$(45,862)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(69)	(38)	(16)	8
Foreign currency translation gain (loss)	9	(4)	(21)	8
Total other comprehensive income (loss), net of tax	(60)	(42)	(37)	16

Total comprehensive income (loss)	$520	$(11,809)	$(8,327)	$(45,846)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(8,290)	$(45,862)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,021	25,838
Non-cash interest expense	10,282	9,418
Deferred income taxes	330	20
Share-based compensation expense	9,562	11,528
Loss on extinguishment of debt	3,046	—
Asset impairment	281	—
Provision for bad debts	140	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(30,677)	(16,308)
Inventories and deferred cost of sales	(10,336)	17,921
Prepaid expenses and other current assets	(982)	(1,276)
Accounts payable and accrued expenses	11,130	(16,000)
Customer deposits and deferred revenue	16,728	(6,705)
Income taxes receivable and payable, net	61	(593)
Other, net	3,295	(986)
Net cash provided by (used in) operating activities	27,591	(23,005)

Cash Flows from Investing Activities
Capital expenditures	(3,331)	(8,189)
Proceeds from the sale of investments	139,531	102,230
Payments for purchases of investments	(185,576)	(148,664)
Proceeds from held for sale assets, net of costs to sell	9,503	645
Net cash provided by (used in) investing activities	(39,873)	(53,978)

Cash Flows from Financing Activities
Proceeds from issuance of 2027 Notes, net of issuance costs	121,946	—
Purchase of capped calls	(10,313)	—
Repurchase of 2023 Notes	(81,240)	—
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	2,428	2,609
Restricted stock tax withholdings	(2,217)	(2,771)
Net cash provided by (used in) financing activities	30,604	(162)
Effect of exchange rate changes on cash and cash equivalents	(21)	9
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,301	(77,136)
Cash, cash equivalents, and restricted cash - beginning of period	129,951	213,082
Cash, cash equivalents, and restricted cash - end of period	$148,252	$135,946

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,989	$9,401
Income taxes paid	248	2,835
Non-cash operating and financing activities
Net transfer of property, plant and equipment to inventory	1,624	4,074
Right-of-use assets obtained in exchange for lease obligations	951	516

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

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2020 interim quarters ended on March 29, June 28, and September 27, and the 2019 interim quarters ended on March 31, June 30, and September 29. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

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

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entity’s will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. An entity should adopt the provisions at the beginning of its annual fiscal year. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. The computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net income (loss)	$580	$(11,767)	$(8,290)	$(45,862)
Net income (loss) per common share:
Basic	$0.01	$(0.25)	$(0.17)	$(0.97)
Diluted	$0.01	$(0.25)	$(0.17)	$(0.97)

Basic weighted average shares outstanding	48,341	47,489	48,327	47,361
Effect of potentially dilutive share-based awards	833	—	—	—
Diluted weighted average shares outstanding	49,174	47,489	48,327	47,361

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	N/A	403	650	302
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	984	1,874	1,029	1,893
Maximum potential shares to be issued for settlement of the 2023 and 2027 Notes excluded from the diluted calculation as their effect would be antidilutive	15,354	8,618	15,354	8,618

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2020
Cash equivalents
Certificate of deposits and time deposits	$64,646	$—	$—	$64,646
U.S. treasuries	9,999	—	—	9,999
Government money market fund	1,180	—	—	1,180
Government agency securities	—	1,050	—	1,050
Total	$75,825	$1,050	$—	$76,875
Short-term investments
U.S. treasuries	$125,346	$—	$—	$125,346
Government agency securities	—	6,000	—	6,000
Corporate debt	—	14,248	—	14,248
Commercial paper	—	15,991	—	15,991
Total	$125,346	$36,239	$—	$161,585

December 31, 2019
Cash equivalents
Certificate of deposits and time deposits	$67,009	$—	$—	$67,009
Commercial paper	—	10,484	—	10,484
Corporate debt	—	1,000	—	1,000
Total	$67,009	$11,484	$—	$78,493
Short-term investments
U.S. treasuries	$105,130	$—	$—	$105,130
Government agency securities	—	1,139	—	1,139
Corporate debt	—	6,002	—	6,002
Commercial paper	—	2,981	—	2,981
Total	$105,130	$10,122	$—	$115,252

There were no transfers between fair value measurement levels during the nine months ended September 30, 2020.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At September 30, 2020 and December 31, 2019, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
September 30, 2020
U.S. treasuries	$125,333	$17	$(4)	$125,346
Government agency securities	5,995	5	—	6,000
Corporate debt	14,254	1	(7)	14,248
Commercial paper	15,986	7	(2)	15,991
Total	$161,568	$30	$(13)	$161,585

December 31, 2019
U.S. treasuries	$105,096	$38	$(4)	$105,130
Government agency securities	1,139	—	—	1,139
Corporate debt	6,003	—	(1)	6,002
Commercial paper	2,981	—	—	2,981
Total	$115,219	$38	$(5)	$115,252

Available-for-sale securities in a loss position at September 30, 2020 and December 31, 2019 consist of:

	September 30, 2020		December 31, 2019
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
U.S. treasuries	$40,111	$(4)	$22,943	$(4)
Corporate debt	10,195	(7)	6,002	(1)
Commercial paper	5,995	(2)	—	—
Total	$56,301	$(13)	$28,945	$(5)

At September 30, 2020 and December 31, 2019, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The maturities of securities classified as available-for-sale at September 30, 2020 were all due in one year or less, and an allowance for credit loss is considered unnecessary. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were minimal realized gains or losses for the nine months ended September 30, 2020 and no realized gains or losses for the nine months ended September 30, 2019.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.7 million and $0.6 million at September 30, 2020 and December 31, 2019, respectively. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Materials	$81,842	$82,155
Work-in-process	56,137	42,575
Finished goods	5,490	8,337
Total	$143,469	$133,067

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. Veeco had deposits with its suppliers of $5.0 million and $5.9 million at September 30, 2020 and December 31, 2019, respectively.

Assets Held for Sale

In the fourth quarter of 2019, the Company determined that one of its non-core product lines (the “disposal group”) met the held for sale criteria, and as such, the related assets were presented as “Assets held for sale” on the Consolidated Balance Sheets as of December 31, 2019. During the second quarter of 2020, the Company completed the sale of this product line for approximately $11.4 million, with approximately 85% of the transaction price received upon closing, and 15% held in escrow for a period of 18 months and included within “Other Assets” in the Consolidated Balance Sheets. Long-lived assets and definite-lived intangible assets were not depreciated or amortized while classified as held for sale. The sale of this disposal group does not represent a strategic shift that will have a material effect on the Company’s operations and financial results, nor is it considered a component of the Company, and as such it did not meet the criteria to be reported as discontinued operations.

For the year ended December 31, 2019, the Company recorded a non-cash impairment charge on these assets held for sale of $4.0 million in order to measure the disposal group at the lower of its carrying value or fair value less costs to sell, which resulted in a corresponding held for sale valuation allowance on its assets held for sale in the Consolidated Balance Sheet. During the second quarter of 2020, the Company recorded additional impairment charges of $0.3 million related to the finalization of the sale of this disposal group. The major classes of assets and liabilities that were sold are as follows:

Net assets sold:	(in thousands)
Inventories	$6,311
Property, plant, and equipment, net	372
Intangible assets, net	6,546
Goodwill	2,359
Deferred revenue	(59)
Total net assets sold	$15,529
Net proceeds after costs to sell	(11,228)
Total loss on sale of disposal group	$4,301

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Property, Plant, and Equipment

Property, plant, and equipment at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Land	$5,061	$5,061
Building and improvements	62,796	61,884
Machinery and equipment (1)	137,587	137,692
Leasehold improvements	6,795	6,703
Gross property, plant, and equipment	212,239	211,340
Less: accumulated depreciation and amortization	146,428	135,629
Net property, plant, and equipment	$65,811	$75,711
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and nine months ended September 30, 2020, depreciation expense was $3.8 million and $11.5 million, respectively, and $4.2 million and $13.1 million for the comparable 2019 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company continues to assess potential triggering events related to the value of its goodwill, including the COVID-19 pandemic, and concluded that there were no indicators of impairment during the nine months ended September 30, 2020.

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets, including the COVID-19 pandemic, and concluded that there were no indicators of impairment during the nine months ended September 30, 2020.

The components of purchased intangible assets were as follows:

	September 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$327,908	$299,710	$28,198	$327,908	$291,766	$36,142
Customer relationships	146,465	129,290	17,175	146,465	126,764	19,701
Trademarks and tradenames	30,910	26,274	4,636	30,910	25,256	5,654
Other	3,686	3,679	7	3,686	3,665	21
Total	$508,969	$458,953	$50,016	$508,969	$447,451	$61,518

Other intangible assets primarily consist of patents, licenses, and backlog.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at September 30, 2020 and December 31, 2019 consist of:

	September 30,	December 31,
	2020	2019

	(in thousands)
Payroll and related benefits	$21,755	$15,174
Warranty	5,141	7,067
Operating lease liabilities	4,177	4,196
Interest	3,189	4,321
Professional fees	963	2,443
Sales, use, and other taxes	2,466	811
Restructuring liability	671	2,841
Other	2,305	4,390
Total	$40,667	$41,243

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2020 include:

(in thousands)
Balance - December 31, 2019	$7,067
Warranties issued	2,747
Consumption of reserves	(4,771)
Changes in estimate	98
Balance - September 30, 2020	$5,141

Restructuring Accruals

The Company recorded restructuring charges during the year ended December 31, 2019 as a result of its efforts to further streamline operations, enhance efficiencies, and reduce costs. In the second half of 2019, the Company executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate its resources to the Company’s highest priority projects. In addition, the Company delayered the organization. Collectively, these actions impacted approximately 60 employees. During the nine months ended September 30, 2020, additional accruals were recognized and payments were made related to these restructuring initiatives.

The following table shows the amounts incurred and paid for restructuring activities during the nine months ended September 30, 2020, and the remaining accrued balance of restructuring costs at September 30, 2020, which is included

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets, and principally consists of personnel severance and related costs:

(in thousands)
Balance - December 31, 2019	$2,841
Provision	1,097
Payments	(3,267)
Balance - September 30, 2020	$671

Customer Deposits and Deferred Revenue

Customer deposits totaled $54.3 million and $26.6 million at September 30, 2020 and December 31, 2019, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2019	$28,249
Deferral of revenue	7,391
Recognition of previously deferred revenue	(18,370)
Balance - September 30, 2020	$17,270

As of September 30, 2020, the Company has approximately $27.3 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 72% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

On May 18, 2020, in connection with the completion of a private offering of $125 million aggregate principal amount of 3.75% convertible senior notes described below, the Company repurchased and retired approximately $88.3 million in aggregate principal amount of its outstanding 2023 Notes, with a carrying amount of $78.1 million, for approximately $81.2 million of cash. The Company accounted for the partial settlement of the 2023 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $3.0 million for the nine months ended September 30, 2020.

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

The carrying value of the 2023 Notes and 2027 Notes are as follows:

	September 30, 2020			December 31, 2019
	2023 Notes	2027 Notes	Total	2023 Notes	2027 Notes	Total

	(in thousands)
Principal amount	$256,695	$125,000	$381,695	$345,000	$—	$345,000
Unamortized debt discount	(23,488)	(32,889)	(56,377)	(40,820)	—	(40,820)
Unamortized transaction costs	(2,366)	(2,134)	(4,500)	(4,112)	—	(4,112)
Net carrying value	$230,841	$89,977	$320,818	$300,068	$—	$300,068

Total interest expense related to the 2023 Notes and 2027 Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$1,733	$2,329	$6,060	$6,986
Coupon interest expense - 2027 Notes	1,172	—	1,745	—
Non-cash Interest Expense
Amortization of debt discount - 2023 Notes	2,328	2,906	8,074	8,556
Amortization of debt discount - 2027 Notes	884	—	1,310	—
Amortization of transaction costs - 2023 Notes	235	293	813	862
Amortization of transaction costs - 2027 Notes	57	—	85	—
Total Interest Expense	$6,409	$5,528	$18,087	$16,404

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Company determined the 2023 Notes and 2027 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at September 30, 2020 of $235.9 million and $134.8 million, respectively.

Other Liabilities

As part of the acquisition of Ultratech, the Company assumed an executive non-qualified deferred compensation plan that allowed qualifying executives to defer cash compensation. The plan was frozen at the time of acquisition and no further contributions have been made. At September 30, 2020 and December 31, 2019, plan assets approximated $2.2 million and $2.7 million, respectively, representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $2.3 million and $3.1 million, respectively, and is included within “Other liabilities” in the Consolidated Balance Sheets. Other liabilities at September 30, 2020 and December 31, 2019 also included (i) medical and dental benefits for former executives of $1.9 million and $2.0 million, respectively; (ii) asset retirement obligations of $2.7 million and $3.2 million, respectively; and (iii) income tax payables of $1.4 and $1.0 million, respectively. Additionally, as a result of the Coronavirus, Aid, Relief, and Economic Security Act, the Company has accrued for and defered the deposit and payment of its share of social security taxes, resulting in a liability of $2.6 million at September 30, 2020, which is included within “Other liabilities” in the Consolidated Balance Sheets.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of September 30, 2020 was 2.6 years, and the weighted average discount rate used in determining the present value of future lease payments was 6.0%.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table provides the maturities of lease liabilities at September 30, 2020:

Operating
Leases
(in thousands)
Payments due by period:
2020	$1,274
2021	4,659
2022	4,394
2023	1,035
2024	551
Thereafter	—
Total future minimum lease payments	11,913
Less: Imputed interest	(943)
Total	$10,970

Reported as of September 30, 2020
Accrued expenses and other current liabilities	$4,177
Operating lease long-term liabilities	6,793
Total	$10,970

Operating lease cost for both the three months ended September 30, 2020 and 2019 was $1.3 million. Operating lease cost for both the nine months ended September 30, 2020 and 2019 was $4.1 million. Variable lease cost for the three and nine months ended September 30, 2020 was $0.4 and $1.3 million, respectively, and $0.4 and $1.4 million for the comparable 2019 periods. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the nine months ended September 30, 2020 and 2019 were $4.8 million and $5.0 million, respectively.

Purchase Commitments

Veeco has purchase commitments of $103.6 million at September 30, 2020, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2020, outstanding bank guarantees and standby letters of credit totaled $5.8 million, and unused bank guarantees and letters of credit of $26.3 million were available to be drawn upon.

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

The Company did not have any outstanding derivative contracts at September 30, 2020 or December 31, 2019. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the nine months ended September 30, 2020 and 2019.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2019	48,994	$490	$1,071,058	$(698,930)	$1,894	$374,512
Net income (loss)	—	—	—	(567)	—	(567)
Other comprehensive income (loss), net of tax	—	—	—	—	153	153
Share-based compensation expense	—	—	3,646	—	—	3,646
Net issuance under employee stock plans	434	4	(684)	—	—	(680)
Balance at March 31, 2020	49,428	$494	$1,074,020	$(699,497)	$2,047	$377,064
Net income (loss)	—	—	—	(8,302)	—	(8,302)
Other comprehensive income (loss), net of tax	—	—	—	—	(130)	(130)
Share-based compensation expense	—	—	2,974	—	—	2,974
Net issuance under employee stock plans	191	2	753	—	—	755
Extinguishment of equity component of repurchased 2023 Notes	—	—	(80)	—	—	(80)
Equity component of 2027 Notes	—	—	33,363	—	—	33,363
Purchase of capped calls	—	—	(10,313)	—	—	(10,313)
Balance at June 30, 2020	49,619	$496	$1,100,717	$(707,799)	$1,917	$395,331
Net income (loss)	—	—	—	580	—	580
Other comprehensive income, net of tax	—	—	—	—	(60)	(60)
Share-based compensation expense	—	—	2,942	—	—	2,942
Net issuance under employee stock plans	(7)	—	(700)	—	—	(700)
Balance at September 30, 2020	49,612	$496	$1,102,959	$(707,219)	$1,857	$398,093

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2018	48,547	$485	523	$(5,872)	$1,061,325	$(619,983)	$1,820	$437,775
Net income (loss)	—	—	—	—	—	(18,530)	—	(18,530)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	38	38
Share-based compensation expense	—	—	—	—	3,157	—	—	3,157
Net issuance under employee stock plans	128	2	(523)	5,872	(6,303)	(213)	—	(642)
Balance at March 31, 2019	48,675	$487	—	$—	$1,058,179	$(638,726)	$1,858	$421,798
Net income (loss)	—	—	—	—	—	(15,565)	—	(15,565)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	20	20
Share-based compensation expense	—	—	—	—	4,588	—	—	4,588
Net issuance under employee stock plans	296	3	—	—	182	—	—	185
Balance at June 30, 2019	48,971	$490	—	$—	$1,062,949	$(654,291)	$1,878	$411,026
Net income (loss)	—	—	—	—	—	(11,767)	—	(11,767)
Other comprehensive income, net of tax	—	—	—	—	—	—	(42)	(42)
Share-based compensation expense	—	—	—	—	3,783	—	—	3,783
Net issuance under employee stock plans	(68)	(1)	—	—	(529)	—	—	(530)
Balance at September 30, 2019	48,903	$489	—	$—	$1,066,203	$(666,058)	$1,836	$402,470

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2019	$1,861	$33	$1,894
Other comprehensive income (loss)	(21)	(16)	(37)
Balance - September 30, 2020	$1,840	$17	$1,857

There were minimal reclassifications from AOCI into net income for the three and nine months ended September 30, 2020 and 2019.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of sales	$389	$383	$1,384	$1,448
Research and development	674	756	2,161	2,531
Selling, general, and administrative	1,879	2,644	6,017	7,549
Total	$2,942	$3,783	$9,562	$11,528

For the nine months ended September 30, 2020, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2019	1,119	34.88
Expired or forfeited	(339)	33.94
Balance - September 30, 2020	780	35.28

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the nine months ended September 30, 2020, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2019	2,257	16.20
Granted	1,006	9.40
Performance award adjustments	(51)	30.94
Vested	(775)	15.97
Forfeited	(366)	15.38
Balance - September 30, 2020	2,071	12.76

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At September 30, 2020, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods.

Income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Income (loss) before income taxes	$791	$(11,695)	$(7,760)	$(45,455)
Income tax expense (benefit)	$211	$72	$530	$407

The Company’s tax expense for the three months ended September 30, 2020 was $0.2 million compared to $0.1 million for the comparable prior period. The 2020 tax expense included a $0.2 million expense related to the Company’s non-U.S. operations and minimal expense related to the Company’s domestic operations, compared to 2019 when the expense included a $0.1 million expense related to the Company’s domestic operations and minimal expense related to the Company’s non-U.S. operations.

The Company’s tax expense for the nine months ended September 30, 2020 was $0.5 million, compared to $0.4 million for the comparable prior period. The 2020 tax expense included a $0.2 million expense related to the Company’s domestic operations and a $0.3 million expense related to the Company’s non-U.S. operations, compared to 2019 when the expense included a $0.2 million expense related to domestic operations and a $0.2 million expense related to non-U.S. operations. Although there was a domestic pre-tax loss for the nine months ended September 30, 2020 and 2019, Veeco did not provide a current tax benefit on domestic pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The current period domestic tax expense is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The non-U.S. tax expense for the nine months ended September 30, 2020 is primarily attributable to tax expense on non-U.S. operation profits and foreign

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

withholding taxes on unremitted earnings as of September 30, 2020, offset by a tax benefit related to the amortization of intangible assets.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Sales by end-market and geographic region for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Sales by end-market
Front-End Semiconductor	$20,789	$33,578	$69,914	$80,703
LED Lighting, Display & Compound Semiconductor	20,098	24,020	51,516	47,263
Scientific & Industrial	52,479	39,975	145,033	127,230
Advanced Packaging, MEMS & RF Filters	18,712	11,381	48,753	50,951
Total	$112,078	$108,954	$315,216	$306,147
Sales by geographic region
United States	$39,602	$27,915	$108,869	$100,014
China	10,464	17,034	38,328	46,846
EMEA(1)	14,991	19,128	57,271	49,280
Rest of World	47,021	44,877	110,748	110,007
Total	$112,078	$108,954	$315,216	$306,147
(1)	EMEA consists of Europe, the Middle East, and Africa

For geographic reporting, sales are attributed to the location in which the customer facility is located.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Our discussion below contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, as amended, that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this discussion include, but are not limited to, those regarding anticipated growth and trends in our businesses and markets, industry outlooks and demand drivers, our investment and growth strategies, our development of new products and technologies, our business outlook for the current and future periods, the impact of the COVID-19 pandemic and the affects thereof on our operations and financial results, and other statements that are not historical facts. These statements and their underlying assumptions are subject to risks and uncertainties and are not guarantees of future performance. Factors that could cause actual results to differ materially from those expressed or implied by such statements include, without limitation: the level of demand for our products; global economic and industry conditions; the effects of regional or global health epidemics, including the effects of the COVID-19 pandemic on the Company’s operations and on those of our customers and suppliers; global trade issues, including the ongoing trade disputes between the U.S. and China, and changes in trade and export license policies; our dependency on third-party outsourcing partners; the timing of customer orders; our ability to develop, deliver and support new products and technologies; our ability to expand our current markets, increase market share and develop new markets; the concentrated nature of our customer base; our ability to obtain and protect intellectual property rights in key technologies; our ability to achieve the objectives of operational and strategic initiatives and attract, motivate and retain key employees; the variability of results among products and segments, and our ability to accurately forecast future results, market conditions, and customer requirements; the impact of our indebtedness, including our convertible senior notes and our capped call transactions; and other risks and uncertainties described in our SEC filings on Forms 10-K, 10-Q and 8-K. All forward-looking statements speak only to management’s expectations, estimates, projections and assumptions as of the date of this filing or, in the case of any document referenced herein or incorporated by reference, the date of that document. The Company does not undertake any obligation to update or publicly revise any forward-looking statements to reflect events, circumstances or changes in expectations after the date of this filing.

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

Like many in our industry, we are managing through the effects of the COVID-19 pandemic. Although the full extent of the COVID-19 pandemic’s impact on our business, results of operations, supply chains and growth can not be predicted or quantified, we proactively identified potential challenges to our business and have been executing business continuity activities to manage disruptions in our business and continue to provide critical infrastructure to our customers. In response to the pandemic, we have taken, or intend to take, the following steps, among others, to keep our employees safe and minimize the spread of the virus, while continuing to serve our customers:

●	implemented rigorous health and safety protocols at our manufacturing facilities, including extensively and frequently disinfecting our facilities, limiting access to our facilities, checking temperatures of individuals entering our facilities, staggering shifts to minimize employee overlap in gowning areas, and providing protective equipment;

●	mandated remote working arrangements for employees that do not need to be physically present on the manufacturing floor or at customer facilities;

●	implemented virtual meetings, customer demos, and factory acceptances to enable customers to review data and performance of their system in our factory remotely via live video;

●	performing service and support activities remotely to resolve customer issues and enable our customers to maintain their operations;

●	proactively identified gaps in our supply chain and re-sourced a number of components in order to maintain our customer shipment commitments and mitigate single points of failure;

●	monitoring our IT systems and implementing contingency and disaster recovery plans to support our IT infrastructure to ensure that our systems remain continuously operative; and

●	continuing to monitor and, if necessary, reduce our operating expenses and capital expenditures to maintain financial flexibility and profit margins.

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

Business Update

We categorize our revenue by the key market segments into which we sell. Our four key markets are: Front-End Semiconductor; LED Lighting, Display & Compound Semiconductor; Scientific & Industrial; and Advanced Packaging, MEMS & RF Filters.

Sales in the Front-End Semiconductor market were driven by shipment of our Ion Beam Deposition system for EUV Mask Blank manufacturing. In the EUV market, customers appear to be moving ahead with their leading node EUV lithography plans for logic and memory applications, continuing to drive requirements for our mask blank systems. Looking ahead, we continue to work with our customers with our laser annealing technology, and seek additional customers, as they develop their “next nodes”. We believe demand for these two product lines, driven by the development and release of advanced node semiconductors, will continue to provide future growth opportunities for us.

Sales in the LED Lighting, Display & Compound Semiconductor market grew sequentially in the third quarter. We shipped MOCVD and PSP systems in the quarter for compound semiconductor applications in Photonics, Power Electronics, and RF devices. Additionally, we received acceptance of our Lumina MOCVD beta system which was under evaluation at one of our top customers. During the evaluation period, this Arsenide Phosphide MOCVD system passed rigorous testing and was qualified for production of several advanced photonics devices. We have a broad portfolio of MOCVD and PSP technologies which have been developed to support emerging applications such as 5G driven RF device manufacturing, photonics devices including 3D sensing laser diodes and mini/microLEDs, and GaN-based power electronics. We continue to work with customers to penetrate these markets.

Sales in the Scientific & Industrial market were primarily driven by shipments of Ion Beam systems for data storage applications. Demand for our Ion Beam products for Data Storage is being driven by big data and cloud-based storage growth. In order to be successful, hard disk drive manufacturers are required to improve areal density of magnetic heads for hard disk drives and are manufacturing drives with an increasing number of thin film magnetic heads. These two factors taken together, along with new innovations by HDD manufacturers such as heat assisted magnetic recording and microwave assisted magnetic recording, are driving additional capacity requirements and equipment upgrades. Additionally, recent trends in the work from home environment and the importance of cloud computing are also providing tailwinds to this market. We have good visibility in this market, which gives us confidence it will remain healthy through 2021.

Sales in the Advanced Packaging, MEMS and RF Filter market were driven by shipments of lithography systems for Advanced Packaging as well as wet etch & clean systems for Advanced Packaging and RF filter manufacturing. We expect the RF Filter market to remain strong in the near term driven by 5G requirements for higher filter content in mobile devices.

Global trade policies have recently become more restrictive, resulting in increased tensions, which have impacted and may continue to impact our business. The U.S. government has implemented controls over transactions involving Chinese entities, and possibly others, who may respond by developing their own solutions or utilize our foreign competitors to replace our products. We have previously seen evidence of this behavior in transactions across our product lines, including our MOCVD and Wet Etch & Clean products. Our revenue from customers in China, which may be impacted if customers continue this behavior, represents a small percentage of our overall revenue.

Overall, the Data Storage market, the RF Filter market, and the Front-End Semiconductor market are all performing well for us today, and we expect these markets to provide growth in the near term, through 2021. Long term growth for 2022 and beyond is expected to come from the Front-End Semiconductor and Compound Semiconductor markets. As such, we have been making strategic investments in R&D and inventory, including evaluation systems, in these markets, as well as improving our service capabilities to support these anticipated growth opportunities.

Results of Operations

For the three months ended September 30, 2020 and 2019

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2020 and 2019 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change
	2020		2019		Period to Period

	(dollars in thousands)
Net sales	$112,078	100%	$108,954	100%	$3,124	3%
Cost of sales	62,936	56%	66,731	61%	(3,795)	(6)%
Gross profit	49,142	44%	42,223	39%	6,919	16%
Operating expenses, net:
Research and development	19,129	17%	22,639	21%	(3,510)	(16)%
Selling, general, and administrative	19,415	17%	20,962	19%	(1,547)	(7)%
Amortization of intangible assets	3,831	3%	4,312	4%	(481)	(11)%
Restructuring	—	-	1,828	2%	(1,828)	*
Other operating expense (income), net	(218)	-	(153)	-	(65)	42%
Total operating expenses, net	42,157	38%	49,588	46%	(7,431)	(15)%
Operating income (loss)	6,985	6%	(7,365)	(7)%	14,350	195%
Interest income (expense), net	(6,194)	(6)%	(4,330)	(4)%	(1,864)	43%
Income (loss) before income taxes	791	1%	(11,695)	(11)%	12,486	107%
Income tax expense (benefit)	211	-	72	-	139	*
Net income (loss)	$580	1%	$(11,767)	(11)%	$12,347	105%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended September 30,				Change
	2020		2019		Period to Period

	(dollars in thousands)
Sales by market
Front-End Semiconductor	$20,789	18%	$33,578	31%	$(12,789)	(38)%
LED Lighting, Display & Compound Semiconductor	20,098	18%	24,020	22%	(3,922)	(16)%
Scientific & Industrial	52,479	47%	39,975	37%	12,504	31%
Advanced Packaging, MEMS & RF Filters	18,712	17%	11,381	10%	7,331	64%
Total	$112,078	100%	$108,954	100%	$3,124	3%
Sales by geographic region
United States	$39,602	36%	$27,915	25%	$11,687	42%
China	10,464	9%	17,034	16%	(6,570)	(39)%
EMEA	14,991	13%	19,128	18%	(4,137)	(22)%
Rest of World	47,021	42%	44,877	41%	2,144	5%
Total	$112,078	100%	$108,954	100%	$3,124	3%

Sales increased slightly for the three months ended September 30, 2020 against the comparable prior year period in the Scientific & Industrial and Advanced Packaging, MEMS & RF Filters markets, partially offset by decreases in the Front-End Semiconductor and LED Lighting, Display & Compound Semiconductor markets. Sales in the Scientific & Industrial market were primarily driven by shipments of Ion Beam systems to data storage customers. Pricing was not a significant driver of the change in total sales. By geography, sales increased in the United States and Rest of World regions, partially offset by decreases in the China and EMEA regions. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate. Several markets continue to remain challenged in light of ongoing restrictions on business and travel, and decreased business and consumer spending generally, resulting from the COVID-19 pandemic.

Gross Profit

For the three months ended September 30, 2020, gross profit increased against the comparable prior period primarily due to an increase in sales volume and increased gross margins. Gross margins increased principally due to higher production activity, as well as reductions in inventory reserves and warranty expenses. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the three months ended September 30, 2020 against the comparable prior period primarily due to personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects. Additionally, we had a decrease in travel-related expenses as a result of COVID-19 related restrictions.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the three months ended September 30, 2020 against the comparable prior period primarily due to personnel-related expenses as a result of our initiative to streamline operations, enhance efficiency, and reduce costs. Additionally, we had a decrease in travel-related expenses as a result of COVID-19 related restrictions. Given the the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic.

Amortization Expense

Amortization expense decreased compared to prior period primarily due to the sale of a non-core product line, including related intangible assets, as well as changes in amortization expense to reflect expected cash flows of certain intangible assets.

Restructuring Expense

We recorded restructuring charges during the year ended December 31, 2019 as a result of our efforts to further streamline operations, enhance efficiencies, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects. In addition, we delayered the organization. Collectively, these actions impacted approximately 60 employees. During the three months ended September 30, 2020, payments were made related to these previous restructuring initiatives, while no additional charges were incurred.

Interest Income (Expense)

We recorded net interest expense of $6.2 million for the three months ended September 30, 2020, compared to $4.3 million for the comparable prior year period. The increase in interest expense was primarily related to the issuance of the 2027 Notes in May 2020, partially offset by the partial repurchase of the 2023 Notes. Included in interest expense for the three months ended September 30, 2020 were non-cash charges of $3.5 million related to the amortization of debt discount and transaction costs of the 2023 and 2027 Notes, while the three months ended September 30, 2019 included non-cash charges of $3.2 million related to the amortization of debt discount and transaction costs of the 2023 Notes. Additionally, interest income decreased approximately $1.0 million for the three months ended September 30, 2020 compared to the prior period, primarily as a result of lower interest rates, and we expect interest income to remain depressed as a result.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

We incurred a tax expense of $0.2 million for the three months ended September 30, 2020 compared to $0.1 million for the comparable prior period. The 2020 tax expense included an expense of $0.2 million related to our non-US operations and minimal expense related to our domestic operations, compared to 2019 when the expense was mainly attributable to domestic operations.

Results of Operations

For the nine months ended September 30, 2020 and 2019

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2020 and 2019 and the period-over-period dollar and percentage changes for those line items.

	Nine Months Ended September 30,				Change
	2020		2019		Period to Period

	(dollars in thousands)
Net sales	$315,216	100%	$306,147	100%	$9,069	3%
Cost of sales	177,761	56%	192,924	63%	(15,163)	(8)%
Gross profit	137,455	44%	113,223	37%	24,232	21%
Operating expenses, net:
Research and development	57,577	18%	68,901	23%	(11,324)	(16)%
Selling, general, and administrative	55,541	18%	60,620	20%	(5,079)	(8)%
Amortization of intangible assets	11,502	4%	12,773	4%	(1,271)	(10)%
Restructuring	1,097	-	3,874	1%	(2,777)	(72)%
Asset impairment	281	-	—	-	281	*
Other operating expense (income), net	(502)	-	(232)	-	(270)	116%
Total operating expenses, net	125,496	40%	145,936	48%	(20,440)	(14)%
Operating income (loss)	11,959	4%	(32,713)	(11)%	44,672	137%
Interest income (expense), net	(16,673)	(5)%	(12,742)	(4)%	(3,931)	31%
Loss on extinguishment of debt	(3,046)	(1)%	—	-	(3,046)	*
Income (loss) before income taxes	(7,760)	(2)%	(45,455)	(15)%	37,695	83%
Income tax expense (benefit)	530	-	407	-	123	30%
Net income (loss)	$(8,290)	(3)%	$(45,862)	(15)%	$37,572	82%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Nine Months Ended September 30,				Change
	2020		2019		Period to Period

	(dollars in thousands)
Sales by market
Front-End Semiconductor	$69,914	22%	$80,703	26%	$(10,789)	(13)%
LED Lighting, Display & Compound Semiconductor	51,516	16%	47,263	15%	4,253	9%
Scientific & Industrial	145,033	46%	127,230	42%	17,803	14%
Advanced Packaging, MEMS & RF Filters	48,753	16%	50,951	17%	(2,198)	(4)%
Total	$315,216	100%	$306,147	100%	$9,069	3%
Sales by geographic region
United States	$108,869	35%	$100,014	33%	$8,855	9%
China	38,328	12%	46,846	15%	(8,518)	(18)%
EMEA	57,271	18%	49,280	16%	7,991	16%
Rest of World	110,748	35%	110,007	36%	741	1%
Total	$315,216	100%	$306,147	100%	$9,069	3%

Sales increased for the nine months ended September 30, 2020 against the comparable prior year period in the Scientific & Industrial and LED Lighting, Display & Compound Semiconductor markets, partially offset by decreases in the Front-End Semiconductor and Advanced Packaging, MEMS & RF Filters markets. Sales in the Scientific & Industrial market were primarily driven by shipments of Ion Beam systems to data storage customers. Pricing was not a significant driver of the change in total sales. By geography, sales increased in the United States, EMEA, and Rest of World regions, partially offset by decreases in China. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate. Several markets continue to remain challenged in light of ongoing restrictions on business and travel, and decreased business and consumer spending generally, resulting from the COVID-19 pandemic.

Gross Profit

For the nine months ended September 30, 2020, gross profit increased against the comparable prior period primarily due to an increase in sales volume and increased gross margins. Gross margins increased principally due to higher production activity, as well as reductions in inventory reserves and warranty expenses. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the nine months ended September 30, 2020 against the comparable prior period primarily due to personnel-related expenses and professional fees as a result of our initiative to streamline operations, enhance efficiency, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects. Additionally, we had a decrease in travel-related expenses as a result of COVID-19 related restrictions.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the nine months ended September 30, 2020 against the comparable prior period primarily due to personnel-related expenses as a result of our initiative to streamline operations, enhance efficiency, and reduce costs. Additionally, we had a decrease in travel-related expenses as a result of COVID-19 related restrictions. Given the the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic.

Amortization Expense

Amortization expense decreased compared to prior period primarily due to the sale of a non-core product line, including related intangible assets, as well as changes in amortization expense to reflect expected cash flows of certain intangible assets.

Restructuring Expense

We continued to record restructuring charges during the year ended December 31, 2019 as a result of our efforts to further streamline operations, enhance efficiencies, and reduce costs. In the second half of 2019, we executed an initiative to reorganize various functions along product lines and created a central research and development organization to better allocate our resources to our highest priority projects. In addition, we delayered the organization. Collectively, these actions impacted approximately 60 employees. During the nine months ended September 30, 2020, additional accruals were recognized and payments were made related to these restructuring initiatives.

Interest Income (Expense)

We recorded net interest expense of $16.7 million for the nine months ended September 30, 2020, compared to $12.7 million for the comparable prior year period. The increase in interest expense was primarily related to the issuance of the 2027 Notes in May 2020, partially offset by the partial repurchase of the 2023 Notes. Included in interest expense for the nine months ended September 30, 2020 were non-cash charges of $10.3 million related to the amortization of debt discount and transaction costs of the 2023 and 2027 Notes, while the nine months ended September 30, 2019 included non-cash charges of $9.4 million related to the amortization of debt discount and transaction costs of the 2023 Notes. Additionally, interest income decreased approximately $2.3 million for the nine months ended September 30, 2020 compared to the prior period, primarily as a result of lower interest rates, and we expect interest income to remain depressed as a result.

Loss on Extinguishment of Debt

On May 18, 2020, in connection with the completion of a private offering of $125 million aggregate principal amount of 3.75% convertible senior notes described below, we repurchased and retired approximately $88.3 million in aggregate principal amount of our outstanding 2023 Notes, with a carrying amount of $78.1 million, for approximately $81.2 million of cash. We accounted for the repurchase of the $88.3 million of the 2023 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $3.0 million in the second quarter of 2020.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the nine months ended September 30, 2020 was $0.5 million compared to a tax expense of $0.4 million for the comparable prior period. The 2020 tax expense included an expense of $0.2 million related to our domestic operations, and $0.3 million related to our non-U.S. operations, compared to 2019 when the expense included a $0.2 million expense related to our domestic operations and a $0.2 million expense related to our non-U.S. operations. Although there was a domestic pre-tax loss for the nine months ended September 30, 2020 and 2019, we did not provide a current tax benefit on domestic pre-tax losses as the amounts are not realizable on a more-likely-than-not basis. The domestic tax expense for the current period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period non-U.S. tax expense is primarily attributable to tax expense on non-U.S. operation profits and foreign withholding taxes on unremitted earnings as of September 30, 2020, offset by a tax benefit related to the amortization of intangible assets.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$147,588	$129,294
Restricted cash	664	657
Short-term investments	161,585	115,252
Total	$309,837	$245,203

At September 30, 2020 and December 31, 2019, cash and cash equivalents of $41.7 million and $73.0 million, respectively, were held outside the United States. As of September 30, 2020, we had $12.8 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $5.8 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States.

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

A summary of the cash flow activity for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net income (loss)	$(8,290)	$(45,862)
Non-cash items:
Depreciation and amortization	23,021	25,838
Non-cash interest expense	10,282	9,418
Deferred income taxes	330	20
Share-based compensation expense	9,562	11,528
Loss on extinguishment of debt	3,046	—
Asset impairment	281	—
Provision for bad debts	140	—
Changes in operating assets and liabilities	(10,781)	(23,947)
Net cash provided by (used in) operating activities	$27,591	$(23,005)

Net cash provided by operating activities was $27.6 million for the nine months ended September 30, 2020 and was due to the net loss of $8.3 million and a decrease in cash flow from changes in operating assets and liabilities of $10.8 million, offset by adjustments for non-cash items of $46.7 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and customer deposits.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Capital expenditures	$(3,331)	$(8,189)
Changes in investments, net	(46,045)	(46,434)
Proceeds from held for sale assets, net of costs to sell	9,503	645
Net cash provided by (used in) investing activities	$(39,873)	$(53,978)

The cash used in investing activities during the nine months ended September 30, 2020 was primarily attributable to net purchases of investments, partially offset by the net proceeds from sale of a non-core product line.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Proceeds from issuance of 2027 Notes, net of issuance costs	$121,946	$—
Purchase of capped calls	(10,313)	—
Repurchase of 2023 Notes	(81,240)	—
Settlement of equity awards, net of withholding taxes	211	(162)
Net cash provided by (used in) financing activities	$30,604	$(162)

The cash provided by financing activities for the nine months ended September 30, 2020 was primarily related to the net cash proceeds received from the issuance of the 2027 Notes, partially offset by the cash used to repurchase the 2023 Notes as well as the purchase of the capped call transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $161.6 million at September 30, 2020. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2020, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.9 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 64% and 65% of our total net sales for the three and nine months ended September 30, 2020, respectively, and 75% and 67% for the comparable 2019 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 7% and 5% of total net sales in the three and nine months ended September 30, 2020, respectively, and 3% and 4% for the comparable 2019 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of September 30, 2020. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our 2019 Form 10-K, and Part 2, Item 1A of our quarterly reports on Form 10-Q for the quarters ending March 31, 2020 and June 30, 2020. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2020.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer