Form 10-Q
period 2021-03-31
VEECO INSTRUMENTS INC
filed 2021-05-04
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 28, 2021, there were 50,182,609 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” Part 1, Item 1A in our 2020 Form 10-K, and the following:

Risks Related to Our Business, Finance and Operations

●	The effects of the COVID-19 pandemic have strained and have threatened to negatively impact our businesses and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain;

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We may be required to take impairment charges on assets;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

●	We may not have the ability to raise the funds necessary to settle for cash conversions of our 2.70% Convertible Senior Notes due 2023 (the “2023 Notes”), our 3.50% Convertible Senior Notes due 2025 (the “2025 Notes”), or our 3.75% Convertible Senior Notes due 2027 (the “2027 Notes”) (the 2023 Notes, 2025 Notes, and 2027 Notes, together, the “Notes”) or to repurchase the Notes for cash upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes;

●	The conditional conversion features of the 2023 Notes, 2025 Notes, and 2027 Notes, if triggered, may materially and adversely affect our financial condition and operating results;

●	The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results;

●	Issuance of our common stock, if any, upon conversion of the Notes, as well as the capped call transactions and the hedging activities of the option counterparties, may impair or reduce our ability to utilize our net operating loss carryforwards or our research and development credits carryforwards in the future;

●	The capped call transactions may affect the value of the 2027 Notes and our common stock;

Risks Associated with Operating a Global Business

●	We are exposed to risks of operating businesses outside the United States;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition;

●	We may be unable to obtain required export licenses for the sale of our products;

●	We are exposed to various risks associated with global regulatory requirements;

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar laws;

●	Our operating results may be adversely affected by tightening credit markets;

●	We are subject to foreign currency exchange risks;

Risks Related to Intellectual Property and Cybersecurity

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

Risks Associated with Our Industry

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Certain of our sales are dependent on the demand for consumer electronics, which can experience significant volatility due to seasonal and other factors;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operates in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

General Risk Factors

●	The price of our common shares is volatile and could decrease;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

●	Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results; and

●	Our income taxes may change.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,733	$129,625
Restricted cash	653	658
Short-term investments	186,142	189,771
Accounts receivable, net	87,491	79,991
Contract assets	20,558	21,246
Inventories	156,216	145,906
Deferred cost of sales	596	433
Prepaid expenses and other current assets	25,778	19,301
Total current assets	618,167	586,931
Property, plant, and equipment, net	65,207	65,271
Operating lease right-of-use assets	29,548	10,275
Intangible assets, net	42,831	46,185
Goodwill	181,943	181,943
Deferred income taxes	1,440	1,440
Other assets	6,106	6,019
Total assets	$945,242	$898,064

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$42,638	$33,656
Accrued expenses and other current liabilities	51,064	44,876
Customer deposits and deferred revenue	68,907	67,235
Income taxes payable	1,086	914
Total current liabilities	163,695	146,681
Deferred income taxes	5,236	5,240
Long-term debt	324,629	321,115
Operating lease long-term liabilities	31,421	6,305
Other liabilities	7,800	10,349
Total liabilities	532,781	489,690
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 50,182,609 shares issued and outstanding at March 31, 2021 and 49,723,751 shares issued and outstanding at December 31, 2020	502	497
Additional paid-in capital	1,114,959	1,113,352
Accumulated deficit	(704,827)	(707,321)
Accumulated other comprehensive income	1,827	1,846
Total stockholders' equity	412,461	408,374
Total liabilities and stockholders' equity	$945,242	$898,064

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2021	2020
Net sales	$133,714	$104,502
Cost of sales	78,800	58,083
Gross profit	54,914	46,419
Operating expenses, net:
Research and development	21,844	19,195
Selling, general, and administrative	20,255	18,304
Amortization of intangible assets	3,354	3,837
Restructuring	—	625
Other operating expense (income), net	46	(109)
Total operating expenses, net	45,499	41,852
Operating income (loss)	9,415	4,567
Interest income	136	800
Interest expense	(6,759)	(5,666)
Income (loss) before income taxes	2,792	(299)
Income tax expense (benefit)	298	268
Net income (loss)	$2,494	$(567)

Income (loss) per common share:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

Weighted average number of shares:
Basic	48,624	47,811
Diluted	53,050	47,811

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$2,494	$(567)
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	11	201
Currency translation adjustments:
Change in currency translation adjustments	(30)	(48)
Total other comprehensive income (loss), net of tax	(19)	153

Total comprehensive income (loss)	$2,475	$(414)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$2,494	$(567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,822	7,724
Non-cash interest expense	3,514	3,320
Deferred income taxes	(4)	115
Share-based compensation expense	3,237	3,646
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(6,811)	(27,846)
Inventories and deferred cost of sales	(10,474)	2,446
Prepaid expenses and other current assets	(336)	(1,480)
Accounts payable and accrued expenses	12,612	14,459
Customer deposits and deferred revenue	1,672	(5,242)
Income taxes receivable and payable, net	172	124
Other, net	(2,413)	905
Net cash provided by (used in) operating activities	10,485	(2,396)

Cash Flows from Investing Activities
Capital expenditures	(1,953)	(1,070)
Proceeds from the sale of investments	55,385	71,130
Payments for purchases of investments	(52,037)	(34,866)
Net cash provided by (used in) investing activities	1,395	35,194

Cash Flows from Financing Activities
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	878	956
Restricted stock tax withholdings	(1,625)	(680)
Net cash provided by (used in) financing activities	(747)	276
Effect of exchange rate changes on cash and cash equivalents	(30)	(48)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,103	33,026
Cash, cash equivalents, and restricted cash - beginning of period	130,283	129,951
Cash, cash equivalents, and restricted cash - end of period	$141,386	$162,977

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,803	$4,681
Income taxes paid	240	293
Non-cash operating and financing activities
Net transfer of property, plant and equipment to inventory	—	526
Right-of-use assets obtained in exchange for lease obligations	20,353	—

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2021 interim quarters end on April 4, July 4, and October 3, and the 2020 interim quarters ended on March 29, June 28, and September 27. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

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

In certain cases the Company’s contracts with customers contain a billing retention, which is billed by the Company and payable by the customer when field acceptance provisions are completed. Revenue recognized in advance of the amount that has been billed is recorded as a contract asset on the Consolidated Balance Sheets.

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

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021. The Company’s 2023 Notes, 2025 Notes, and 2027 Notes all are currently accounted for using the separation models for convertible debt with a cash conversion feature, and therefore upon adoption of ASU 2020-06 in the first quarter of 2022, the Company expects a decrease in non-cash interest expense. Additionally, the Company will be required to use the if-converted method when calculating diluted earnings (loss) per share, which will result in an increase in income available to common shareholders, as well as an increase in diluted shares outstanding.

i

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. The Company has determined that it has the ability and intent to settle the principal amount of its convertible senior notes in cash, and the excess of the principal portion in shares of its common stock. As such, the Company accounts for the conversion spread using the treasury stock method, and the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount and if the effect would be dilutive. The computations of basic and diluted income (loss) per share for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020

	(in thousands, except per share amounts)
Net income (loss)	$2,494	$(567)
Net income (loss) per common share:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

Basic weighted average shares outstanding	48,624	47,811
Dilutive effect of share-based awards	1,494	—
Dilutive effect of the 2027 Notes	2,932	—
Diluted weighted average shares outstanding	53,050	47,811

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	N/A	627
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	878	1,485
Maximum potential shares to be issued for settlement of the 2023, 2025, and 2027 Notes excluded from the diluted calculation as their effect would be antidilutive due to a net loss or the fact that the conversion value of the Notes did not exceed their principal amount	8,811	8,618

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2021
Cash equivalents
Certificate of deposits and time deposits	$80,062	$—	$—	$80,062
Corporate debt	—	2,002	—	2,002
Commercial paper	—	950	—	950
Money market cash	985	—	—	985
Total	$81,047	$2,952	$—	$83,999
Short-term investments
U.S. treasuries	$120,096	$—	$—	$120,096
Corporate debt	—	58,449	—	58,449
Commercial paper	—	7,597	—	7,597
Total	$120,096	$66,046	$—	$186,142

December 31, 2020
Cash equivalents
Certificate of deposits and time deposits	$59,168	$—	$—	$59,168
Commercial paper	—	2,000	—	2,000
U.S. treasuries	24,997	—	—	24,997
Total	$84,165	$2,000	$—	$86,165
Short-term investments
U.S. treasuries	$149,219	$—	$—	$149,219
Corporate debt	—	32,554	—	32,554
Commercial paper	—	7,998	—	7,998
Total	$149,219	$40,552	$—	$189,771

There were no transfers between fair value measurement levels during the three months ended March 31, 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At March 31, 2021 and December 31, 2020, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
March 31, 2021
U.S. treasuries	$120,077	$20	$(1)	$120,096
Corporate debt	58,478	7	(36)	58,449
Commercial paper	7,596	1	—	7,597
Total	$186,151	$28	$(37)	$186,142

December 31, 2020
U.S. treasuries	$149,206	$14	$(1)	$149,219
Corporate debt	32,588	—	(34)	32,554
Commercial paper	7,997	1	—	7,998
Total	$189,791	$15	$(35)	$189,771

Available-for-sale securities in a loss position at March 31, 2021 and December 31, 2020 consist of:

	March 31, 2021		December 31, 2020
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
U.S. treasuries	$7,522	$(1)	$19,991	$(1)
Corporate debt	47,971	(36)	32,554	(34)
Total	$55,493	$(37)	$52,545	$(35)

At March 31, 2021 and December 31, 2020, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The contractual maturities of securities classified as available-for-sale at March 31, 2021 were as follows:

	March 31, 2021
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$154,211	$154,214
Due after one year through two years	28,965	28,952
Due after two years through three years	2,975	2,976
Total	$186,151	$186,142

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were minimal realized gains or losses for the three months ended March 31, 2021 and no realized gains or losses for the three months ended March 31, 2020.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.7 million at March 31, 2021 and December 31, 2020. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Materials	$90,115	$82,679
Work-in-process	55,995	53,979
Finished goods	10,106	9,248
Total	$156,216	$145,906

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. The balance as of March 31, 2021 includes a current receivable of $6.1 million related to landlord reimbursement for leasehold improvements associated with the Company’s new leased facility in San Jose, California expected to be received over the next twelve months. In addition, Veeco had deposits with its suppliers of $6.6 million and $7.2 million at March 31, 2021 and December 31, 2020, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Land	$5,061	$5,061
Building and improvements	63,059	62,865
Machinery and equipment (1)	142,163	140,493
Leasehold improvements	8,184	6,671
Gross property, plant, and equipment	218,467	215,090
Less: accumulated depreciation and amortization	153,260	149,819
Net property, plant, and equipment	$65,207	$65,271
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three months ended March 31, 2021 and 2020, depreciation expense was $3.5 million and $3.9 million, respectively.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company continues to assess potential triggering events related to the value of its goodwill and concluded that there were no indicators of impairment during the three months ended March 31, 2021.

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three months ended March 31, 2021.

The components of purchased intangible assets were as follows:

	March 31, 2021			December 31, 2020
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$327,908	$304,661	$23,247	$327,908	$302,358	$25,550
Customer relationships	146,465	130,842	15,623	146,465	130,131	16,334
Trademarks and tradenames	30,910	26,953	3,957	30,910	26,614	4,296
Other	3,686	3,682	4	3,686	3,681	5
Total	$508,969	$466,138	$42,831	$508,969	$462,784	$46,185

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at March 31, 2021 and December 31, 2020 consist of:

	March 31,	December 31,
	2021	2020

	(in thousands)
Payroll and related benefits	$29,238	$26,630
Warranty	5,363	5,058
Operating lease liabilities	4,375	4,148
Interest	4,017	2,574
Professional fees	1,335	1,112
Sales, use, and other taxes	3,221	2,658
Other	3,515	2,696
Total	$51,064	$44,876

Warranty

Warranties are typically valid for one year from the date of system final acceptance, and Veeco estimates the costs that may be incurred under the warranty. Estimated warranty costs are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2021 include:

(in thousands)
Balance - December 31, 2020	$5,058
Warranties issued	1,561
Consumption of reserves	(1,310)
Changes in estimate	54
Balance - March 31, 2021	$5,363

Customer Deposits and Deferred Revenue

Customer deposits totaled $52.2 million and $49.3 million at March 31, 2021 and December 31, 2020, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2020	$17,985
Deferral of revenue	3,647
Recognition of unearned revenue	(4,913)
Balance - March 31, 2021	$16,719

As of March 31, 2021, the Company has approximately $21.8 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 80% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The Notes are convertible at the option of the holders upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rates are 24.9800, 41.6667, and 71.5372 shares of the Company’s common stock per $1,000 principal amount of the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, representing initial effective conversion prices of $40.03, $24.00, and $13.98 per share of common stock, respectively. The conversion rates may be subject to adjustment upon the occurrence of certain specified events.

Holders may convert all or any portion of their notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding October 15, 2022 with respect to the 2023 Notes, October 15, 2024 with respect to the 2025 Notes, and October 1, 2026 with respect to the 2027 Notes, only under the following circumstances:

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the calendar quarter ended March 31, 2021, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until June 30, 2021.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The carrying value of the 2023 Notes, 2025 Notes and 2027 Notes are as follows:

	March 31, 2021			December 31, 2020
	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$131,695	$(10,560)	$121,135	$131,695	$(11,925)	$119,770
2025 Notes	132,500	(20,935)	111,565	132,500	(22,097)	110,403
2027 Notes	125,000	(33,071)	91,929	125,000	(34,058)	90,942
Net carrying value	$389,195	$(64,566)	$324,629	$389,195	$(68,080)	$321,115

Total interest expense related to the 2023 Notes, 2025 Notes and 2027 Notes is as follows:

	Three months ended March 31,
	2021	2020

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$889	$2,329
Coupon interest expense - 2025 Notes	1,159	—
Coupon interest expense - 2027 Notes	1,172	—
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	1,365	3,320
Amortization of debt discount/transaction costs- 2025 Notes	1,162	—
Amortization of debt discount/transaction costs- 2027 Notes	987	—
Total Interest Expense	$6,734	$5,649

The Company determined the 2023 Notes, 2025 notes, and 2027 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at March 31, 2021 of $132.3 million, $155.3, and $215.1 million, respectively.

Other Liabilities

As part of the acquisition of Ultratech, the Company assumed an executive non-qualified deferred compensation plan that allowed qualifying executives to defer cash compensation. The plan was frozen at the time of acquisition and no further contributions have been made. At March 31, 2021 and December 31, 2020, plan assets approximated $2.5 million and $2.4 million, respectively, representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $2.5 million at December 31, 2020 and was included within “Other liabilities” in the Consolidated Balance Sheets. The plan was terminated and fully liquidated during the first quarter of 2021. Other liabilities at March 31, 2021 and December 31, 2020 also included (i) medical and dental benefits for former executives of $1.9 million; (ii) asset retirement obligations of $2.7 million; and (iii) income tax payables of $1.4 million. Additionally, as a result of the Coronavirus, Aid, Relief, and Economic Security Act, the Company has accrued for and deferred the deposit and payment of its share of social security taxes, resulting in a liability of $3.5 million at both March 31, 2021 and December 31, 2020, of which $1.7 million is included within “Accrued expenses and other current liabilities”, and $1.8 million is included within “Other liabilities” in the Consolidated Balance Sheets for both periods.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2021 was 12 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

The following table provides the maturities of lease liabilities at March 31, 2021:

Operating
Leases
(in thousands)
Payments due by period:
2021	$3,559
2022	4,335
2023	3,170
2024	2,896
2025	2,506
Thereafter	38,367
Total future minimum lease payments	54,833
Less: Imputed interest	(19,037)
Total	$35,796

Reported as of March 31, 2021
Accrued expenses and other current liabilities	$4,375
Operating lease long-term liabilities	31,421
Total	$35,796

Operating lease cost for the three months ended March 31, 2021 and 2020 was $1.3 million and $1.4 million, respectively. Variable lease cost for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.5 million, respectively. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the three months ended March 31, 2021 and 2020 were $1.7 million and $1.3 million, respectively.

Purchase Commitments

Veeco has purchase commitments of $158.8 million at March 31, 2021, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2021, outstanding bank guarantees and standby letters of credit totaled $7.2 million, and unused bank guarantees and letters of credit of $25.1 million were available to be drawn upon.

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

The Company did not have any outstanding derivative contracts at March 31, 2021 or December 31, 2020. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the three months ended March 31, 2021 and 2020.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2020	49,724	$497	$1,113,352	$(707,321)	$1,846	$408,374
Net income (loss)	—	—	—	2,494	—	2,494
Other comprehensive income (loss), net of tax	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	3,237	—	—	3,237
Net issuance under employee stock plans	459	5	(1,630)	—	—	(1,625)
Balance at March 31, 2021	50,183	$502	$1,114,959	$(704,827)	$1,827	$412,461

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2019	48,994	$490	$1,071,058	$(698,930)	$1,894	$374,512
Net income (loss)	—	—	—	(567)	—	(567)
Other comprehensive income (loss), net of tax	—	—	—	—	153	153
Share-based compensation expense	—	—	3,646	—	—	3,646
Net issuance under employee stock plans	434	4	(684)	—	—	(680)
Balance at March 31, 2020	49,428	$494	$1,074,020	$(699,497)	$2,047	$377,064

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2020	1,866	(20)	1,846
Other comprehensive income (loss)	(30)	11	(19)
Balance - March 31, 2021	$1,836	$(9)	$1,827

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2021 and 2020.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020

	(in thousands)
Cost of sales	$495	$521
Research and development	817	874
Selling, general, and administrative	1,925	2,251
Total	$3,237	$3,646

For the three months ended March 31, 2021, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2020	730	35.26
Expired or forfeited	(33)	35.37
Balance - March 31, 2021	697	35.26

For the three months ended March 31, 2021, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2020	2,040	12.73
Granted	813	23.97
Vested	(204)	8.95
Forfeited	(39)	13.15
Balance - March 31, 2021	2,610	16.52

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At March 31, 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Income (loss) before income taxes and income tax expense (benefit) for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020

	(in thousands)
Income (loss) before income taxes	$2,792	$(299)
Income tax expense (benefit)	$298	$268

The Company’s tax expense for both the three months ended March 31, 2021 and 2020 was $0.3 million. The 2021 and 2020 tax expense each included an expense of $0.2 million related to the Company’s non-U.S. operations and $0.1 million related to the Company’s domestic operations. For the three months ended March 31, 2021 and 2020, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-U.S operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets.

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

Compound Semiconductor

The Compound Semiconductor market includes Photonics, Power Electronics, RF Filters and Amplifiers, and Solar applications. Photonics refers to light source technologies and laser-based solutions for 3D sensing, datacom and telecom applications. This includes micro-LED, laser diodes, edge emitting lasers and vertical cavity surface emitting lasers (“VCSELs”). Power Electronics refers to semiconductor devices such as rectifiers, inverters and converters for the control and conversion of electric power in applications such as fast or wireless charging of consumer electronics and automotive applications. RF power amplifiers and filters (including surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) filters) are used in 5G communications infrastructure, smartphones, tablets, and mobile devices. They make use of radio waves for wireless broadcasting and/or communications. Solar refers to power obtained by harnessing the energy of the sun through the use of compound semiconductor devices such as photovoltaics.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Data Storage

Data Storage refers to the Hard Disk Drive (“HDD”) market, for which our systems enable customers to manufacture thin film magnetic heads for hard disk drives as part of large capacity storage applications.

Scientific & Other

Scientific & Other refers to advanced materials research and a range of manufacturing applications including optical coatings (laser mirrors, optical filters, and anti-reflective coatings).

Sales by end-market and geographic region for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020

	(in thousands)
Sales by end-market
Semiconductor	$51,631	$37,423
Compound Semiconductor	24,751	18,430
Data Storage	40,980	38,883
Scientific & Other	16,352	9,766
Total	$133,714	$104,502
Sales by geographic region
United States	$45,162	$39,635
EMEA(1)	13,625	16,150
China	20,007	10,472
Rest of APAC	54,877	37,943
Rest of World	43	302
Total	$133,714	$104,502
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

Sales in the Semiconductor market were driven by our laser annealing systems and lithography systems for Advanced Packaging. We continue to build momentum for our laser annealing solutions with advanced node logic customers, and a memory manufacturer is evaluating our laser annealing system for their manufacturing process as well. We are currently production tool of record at multiple leading-edge customers for their most advanced nodes, including a recent third application win at one of these customers. Recently we shipped multiple evaluation systems to both an existing customer, as well as a new leading-edge logic customer for their next nodes. Our lithography systems for Advanced Packaging are aligned with longer-term growth of FOWLP and other Advanced Packaging applications. Additionally, the ongoing adoption of EUV Lithography for advanced node, semiconductor manufacturing continues to drive requirements for our mask blank deposition systems. Overall, we believe that our technology and market strategy is well aligned with trends such as artificial intelligence, mobile connectivity and high performance computing that drive the Semiconductor market.

We address the Compound Semiconductor market with a broad portfolio of technologies including Wet Processing, MOCVD, MBE, and Ion Beam, which have been developed to support emerging applications such as 5G driven RF device manufacturing, photonics applications including edge-emitting lasers and micro-LEDs, and GaN-based power electronics. Sales in the Compound Semiconductor market were driven by equipment shipments for RF Filters, RF Devices, and power electronics, as well as sales to the Photonics market.

Sales in the Data Storage market have been growing for several years, primarily driven by shipments of Ion Beam systems. Demand for our Ion Beam products for data storage is being driven by big data and cloud-based storage growth. In order to be successful, hard disk drive manufacturers are required to improve areal density of magnetic heads for hard disk drives and are manufacturing drives with an increasing number of thin film magnetic heads. These two factors taken together, along with new innovations by HDD manufacturers such as heat assisted magnetic recording and microwave assisted magnetic recording, are driving additional capacity requirements and equipment upgrades. Additionally, recent trends in the work from home environment and the importance of cloud computing are also providing tailwinds to this market. We have good near-term visibility in this market, which we believe will remain healthy through 2021. With data proliferation showing no signs of slowing, we feel confident about the long-term prospects of our data storage business. However, after multiple years of customers accelerating their capacity additions, including in 2021, our visibility is limited at this time.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We are beginning to see signs of a recovery in this market and recently shipped systems for optical coatings and other research applications.

Overall, our laser annealing, 5G RF, and data storage products are all performing well for us today, and we expect them to provide revenue growth in the near term, through 2021. Long-term revenue growth for 2022 and beyond is expected to come from the Semiconductor and Compound Semiconductor markets. As such, we have been making strategic investments in R&D and inventory, including evaluation systems, in these markets, as well as improving our service capabilities to support these anticipated growth opportunities.

Results of Operations

For the three months ended March 31, 2021 and 2020

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2021 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2021 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Net sales	$133,714	100%	$104,502	100%	$29,212	28%
Cost of sales	78,800	59%	58,083	56%	20,717	36%
Gross profit	54,914	41%	46,419	44%	8,495	18%
Operating expenses, net:
Research and development	21,844	16%	19,195	18%	2,649	14%
Selling, general, and administrative	20,255	15%	18,304	18%	1,951	11%
Amortization of intangible assets	3,354	3%	3,837	4%	(483)	(13)%
Restructuring	—	-	625	1%	(625)	*
Other operating expense (income), net	46	-	(109)	-	155	*
Total operating expenses, net	45,499	34%	41,852	40%	3,647	9%
Operating income (loss)	9,415	7%	4,567	4%	4,848	106%
Interest income (expense), net	(6,623)	(5)%	(4,866)	(5)%	(1,757)	36%
Income (loss) before income taxes	2,792	2%	(299)	-	3,091	*
Income tax expense (benefit)	298	-	268	-	30	*
Net income (loss)	$2,494	2%	$(567)	(1)%	$3,061	*
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended March 31,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$51,631	39%	$37,423	36%	$14,208	38%
Compound Semiconductor	24,751	18%	18,430	18%	6,321	34%
Data Storage	40,980	31%	38,883	37%	2,097	5%
Scientific & Other	16,352	12%	9,766	9%	6,586	67%
Total	$133,714	100%	$104,502	100%	$29,212	28%
Sales by geographic region
United States	$45,162	34%	$39,635	38%	$5,527	14%
EMEA	13,625	10%	16,150	15%	(2,525)	(16)%
China	20,007	15%	10,472	10%	9,535	91%
Rest of APAC	54,877	41%	37,943	37%	16,934	45%
Rest of World	43	-	302	-	(259)	(86)%
Total	$133,714	100%	$104,502	100%	$29,212	28%

Sales increased for the three months ended March 31, 2021 against the comparable prior year period across all markets. By geography, sales increased in the United States, China, and Rest of APAC regions. The increase in sales in the Rest of APAC region was primarily driven by shipments to data storage customers. Sales in the Rest of APAC region for the three months ended March 31, 2021 included sales in Taiwan, South Korea, and Thailand of $18.6 million, $10.8 million, and $9.2 million, respectively. Sales in the Rest of APAC region for the three months ended March 31, 2020 included sales in Taiwan and Singapore of $15.6 million and $14.4 million, respectively. Pricing was not a significant driver of the change in total sales. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate. Several markets continue to remain challenged in light of ongoing restrictions on business and travel, and decreased business and consumer spending generally, resulting from the COVID-19 pandemic.

Gross Profit

For the three months ended March 31, 2021, gross profit increased against the comparable prior period primarily due to an increase in sales volume, partially offset by decreased gross margins. Gross margins decreased principally due to product and region mix of sales in the period and an increase in spending to support higher business activity. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended March 31, 2021 against the comparable prior period primarily due to personnel-related expenses as we selectively invest in new research and development and developing additional applications for our technology in order to be well positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets. However, expenses as a percentage of revenue have decreased when compared to the prior period.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended March 31, 2021 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue and order in-take. However, expenses as a percentage of revenue have decreased when compared to the prior period. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we expect a period of duplicate operating expenses until the transition from our existing facility in San Jose, California to our new leased facility is completed over the next one to two years.

Amortization Expense

Amortization expense decreased compared to prior period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets.

Interest Income (Expense)

We recorded net interest expense of $6.6 million for the three months ended March 31, 2021, compared to $4.9 million for the comparable prior year period. The increase in interest expense was primarily related to the issuance of the 2027 Notes in May 2020 and the 2025 Notes in November 2020, partially offset by the partial repurchase and exchange of the 2023 Notes. Included in interest expense for the three months ended March 31, 2021 were non-cash charges of $3.5 million related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes, while the three months ended March 31, 2020 included non-cash charges of $3.3 million related to the amortization of debt discount and transaction costs of the 2023 Notes. Additionally, interest income decreased approximately $0.7 million for the three months ended March 31, 2021 compared to the prior period, primarily as a result of lower interest rates, and we expect interest income to remain depressed as a result.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended March 31, 2021 was $0.3 million, consistent with the comparable prior period. The 2021 and 2020 tax expense included an expense of $0.1 million related to our domestic operations and $0.2 million related to our non-U.S. operations.

For the three months ended March 31, 2021 and 2020, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-U.S operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$140,733	$129,625
Restricted cash	653	658
Short-term investments	186,142	189,771
Total	$327,528	$320,054

At March 31, 2021 and December 31, 2020, cash and cash equivalents of $49.6 million and $40.2 million, respectively, were held outside the United States. As of March 31, 2021, we had $13.7 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $6.2 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes, purchase commitments, and payments in respect of operating leases. Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash and short-term investments, and our proactive management of expenses, leave us well-positioned to manage our business through this crisis as it continues to unfold.

A summary of the cash flow activity for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net income (loss)	$2,494	$(567)
Non-cash items:
Depreciation and amortization	6,822	7,724
Non-cash interest expense	3,514	3,320
Deferred income taxes	(4)	115
Share-based compensation expense	3,237	3,646
Changes in operating assets and liabilities	(5,578)	(16,634)
Net cash provided by (used in) operating activities	$10,485	$(2,396)

Net cash provided by operating activities was $10.5 million for the three months ended March 31, 2021 and was due to net income of $2.5 million and adjustments for non-cash items of $13.6 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $5.6 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable, accrued expenses, and customer deposits.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Capital expenditures	$(1,953)	$(1,070)
Changes in investments, net	3,348	36,264
Net cash provided by (used in) investing activities	$1,395	$35,194

The cash provided by investing activities during the three months ended March 31, 2021 and 2020 were primarily attributable to net changes of investments, partially offset by capital expenditures. We expect capital expenditures associated with the build-out of the new leased facility in San Jose, California to total between $30 million and $40 million over the next one-to-two years. In addition, we expect a period of duplicate operating expenses until the transition from our existing facility to our new facility is completed.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Settlement of equity awards, net of withholding taxes	(747)	276
Net cash provided by (used in) financing activities	$(747)	$276

The cash used in financing activities for the three months ended March 31, 2021 was related to cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan. The cash provided by financing activities for the three months ended March 31, 2020 was related to cash received under the Employee Stock Purchase Plan, partially offset by cash used to settle taxes related to employee equity programs.

Convertible Senior Notes

We have $131.7 million outstanding principal balance of 2.70% convertible senior notes that bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $132.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. Finally, we have $125.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until June 30, 2021.

We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on these debts, as well as the payment in cash of principal amounts of any notes that are converted.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $186.1 million at March 31, 2021. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2021, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.9 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 66% of our total net sales for the three months ended March 31, 2021, respectively, and 62% for the comparable 2020 period. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 3% of total net sales in both the three months ended March 31, 2021 and 2020.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2021. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our 2020 Form 10-K. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2021.				*
10.2	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2021.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2021.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer