Form 10-Q
period 2021-06-30
VEECO INSTRUMENTS INC
filed 2021-08-03
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, there were 50,348,804 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,747	$129,625
Restricted cash	640	658
Short-term investments	214,635	189,771
Accounts receivable, net	108,312	79,991
Contract assets	14,084	21,246
Inventories	164,041	145,906
Deferred cost of sales	595	433
Prepaid expenses and other current assets	21,570	19,301
Total current assets	638,624	586,931
Property, plant, and equipment, net	82,208	65,271
Operating lease right-of-use assets	27,768	10,275
Intangible assets, net	39,855	46,185
Goodwill	181,943	181,943
Deferred income taxes	1,440	1,440
Other assets	3,671	6,019
Total assets	$975,509	$898,064

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$55,045	$33,656
Accrued expenses and other current liabilities	52,436	44,876
Customer deposits and deferred revenue	70,569	67,235
Income taxes payable	1,363	914
Total current liabilities	179,413	146,681
Deferred income taxes	5,257	5,240
Long-term debt	328,215	321,115
Long-term operating lease liabilities	31,036	6,305
Other liabilities	7,853	10,349
Total liabilities	551,774	489,690
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 50,348,804 shares issued and outstanding at June 30, 2021 and 49,723,751 shares issued and outstanding at December 31, 2020	503	497
Additional paid-in capital	1,119,908	1,113,352
Accumulated deficit	(698,479)	(707,321)
Accumulated other comprehensive income	1,803	1,846
Total stockholders' equity	423,735	408,374
Total liabilities and stockholders' equity	$975,509	$898,064

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$146,344	$98,637	$280,059	$203,139
Cost of sales	86,178	56,743	164,978	114,826
Gross profit	60,166	41,894	115,081	88,313
Operating expenses, net:
Research and development	22,553	19,254	44,398	38,449
Selling, general, and administrative	21,466	17,818	41,722	36,123
Amortization of intangible assets	2,976	3,834	6,330	7,671
Restructuring	—	472	—	1,097
Asset impairment	—	281	—	281
Other operating expense (income), net	(81)	(174)	(36)	(283)
Total operating expenses, net	46,914	41,485	92,414	83,338
Operating income (loss)	13,252	409	22,667	4,975
Interest income	235	427	370	1,227
Interest expense	(6,820)	(6,041)	(13,578)	(11,706)
Loss on extinguishment of debt	—	(3,046)	—	(3,046)
Income (loss) before income taxes	6,667	(8,251)	9,459	(8,550)
Income tax expense (benefit)	319	51	617	319
Net income (loss)	$6,348	$(8,302)	$8,842	$(8,869)

Income (loss) per common share:
Basic	$0.13	$(0.17)	$0.18	$(0.18)
Diluted	$0.12	$(0.17)	$0.17	$(0.18)

Weighted average number of shares:
Basic	48,743	48,109	48,758	48,147
Diluted	53,942	48,109	53,539	48,147

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$6,348	$(8,302)	$8,842	$(8,869)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(15)	(148)	(4)	53
Change in currency translation adjustments	(9)	18	(39)	(30)
Total other comprehensive income (loss), net of tax	(24)	(130)	(43)	23

Total comprehensive income (loss)	$6,324	$(8,432)	$8,799	$(8,846)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$8,842	$(8,869)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,189	15,372
Non-cash interest expense	7,100	6,778
Deferred income taxes	17	191
Share-based compensation expense	7,605	6,620
Loss on extinguishment of debt	—	3,046
Asset impairment	—	281
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(21,158)	(9,454)
Inventories and deferred cost of sales	(18,298)	(4,520)
Prepaid expenses and other current assets	4,489	(3,578)
Accounts payable and accrued expenses	14,046	5,820
Customer deposits and deferred revenue	3,334	3,470
Income taxes receivable and payable, net	449	93
Other, net	1,114	2,300
Net cash provided by (used in) operating activities	20,729	17,550

Cash Flows from Investing Activities
Capital expenditures	(9,082)	(1,957)
Proceeds from the sale of investments	130,398	103,630
Payments for purchases of investments	(156,020)	(100,265)
Proceeds from held for sale assets, net of costs to sell	—	9,503
Net cash provided by (used in) investing activities	(34,704)	10,911

Cash Flows from Financing Activities
Proceeds from issuance of 2025 Notes and 2027 Notes, net of issuance costs	—	121,946
Purchase of capped calls	—	(10,313)
Repurchase of 2023 Notes	—	(81,240)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	1,865	1,592
Restricted stock tax withholdings	(2,747)	(1,518)
Net cash provided by (used in) financing activities	(882)	30,467
Effect of exchange rate changes on cash and cash equivalents	(39)	(29)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,896)	58,899
Cash, cash equivalents, and restricted cash - beginning of period	130,283	129,951
Cash, cash equivalents, and restricted cash - end of period	$115,387	$188,850

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,160	$5,508
Net income taxes paid (refunds received)	(196)	66
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	15,400	515
Net transfer of property, plant and equipment to inventory	—	526
Right-of-use assets obtained in exchange for lease obligations	20,353	913

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

The Company has elected to treat shipping and handling costs as a fulfillment activity, and the Company includes such costs in cost of sales when the Company recognizes revenue for the related goods. Taxes assessed by governmental authorities that are collected by the Company from a customer are excluded from revenue.

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

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021. The Company’s 2023 Notes, 2025 Notes, and 2027 Notes all are currently accounted for using the separation models for convertible debt with a cash conversion feature, and therefore upon adoption of ASU 2020-06 in the first quarter of 2022, the Company expects a decrease in non-cash interest expense. Additionally, the Company will be required to use the if-converted method when calculating diluted earnings (loss) per share, which will result in an increase in income available to common shareholders, as well as an increase in diluted shares outstanding. The Company is evaluating the permitted transition methods, which includes either a modified retrospective or full retrospective method.

i

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. The Company has determined that it has the ability and intent to settle the principal amount of its convertible senior notes in cash, and the excess of the principal portion in shares of its common stock. As such, the Company accounts for the conversion spread using the treasury stock method, and the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount and if the effect would be dilutive. The computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Net income (loss)	$6,348	$(8,302)	$8,842	$(8,869)
Net income (loss) per common share:
Basic	$0.13	$(0.17)	$0.18	$(0.18)
Diluted	$0.12	$(0.17)	$0.17	$(0.18)

Basic weighted average shares outstanding	48,743	48,109	48,758	48,147
Dilutive effect of share-based awards	1,707	—	1,553
Dilutive effect of the 2027 Notes	3,492	—	3,228	—
Diluted weighted average shares outstanding	53,942	48,109	53,539	48,147

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	N/A	712	N/A	671
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	449	1,194	452	1,132
Maximum potential shares to be issued for settlement of the 2023, 2025, and 2027 Notes excluded from the diluted calculation as their effect would be antidilutive due to a net loss or the fact that the conversion value of the Notes did not exceed their principal amount	8,811	15,354	8,811	15,354

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2021
Cash equivalents
Certificate of deposits and time deposits	$60,479	$—	$—	$60,479
Corporate debt	—	—	—	—
Commercial paper	—	—	—	—
Money market cash	320	—	—	320
Total	$60,799	$—	$—	$60,799
Short-term investments
U.S. treasuries	$124,129	$—	$—	$124,129
Government agency securities	—	7,255	—	7,255
Corporate debt	—	65,666	—	65,666
Commercial paper	—	17,585	—	17,585
Total	$124,129	$90,506	$—	$214,635

December 31, 2020
Cash equivalents
Certificate of deposits and time deposits	$59,168	$—	$—	$59,168
Commercial paper	—	2,000	—	2,000
U.S. treasuries	24,997	—	—	24,997
Total	$84,165	$2,000	$—	$86,165
Short-term investments
U.S. treasuries	$149,219	$—	$—	$149,219
Corporate debt	—	32,554	—	32,554
Commercial paper	—	7,998	—	7,998
Total	$149,219	$40,552	$—	$189,771

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At June 30, 2021 and December 31, 2020, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
June 30, 2021
U.S. treasuries	$124,140	$4	$(15)	$124,129
Government agency securities	7,258	—	(3)	7,255
Corporate debt	65,676	26	(36)	65,666
Commercial paper	17,585	—	—	17,585
Total	$214,659	$30	$(54)	$214,635

December 31, 2020
U.S. treasuries	$149,206	$14	$(1)	$149,219
Corporate debt	32,588	—	(34)	32,554
Commercial paper	7,997	1	—	7,998
Total	$189,791	$15	$(35)	$189,771

Available-for-sale securities in a loss position at June 30, 2021 and December 31, 2020 consist of:

	June 30, 2021		December 31, 2020
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
U.S. treasuries	$61,520	$(15)	$19,991	$(1)
Government agency securities	7,255	(3)	—	—
Corporate debt	41,569	(36)	32,554	(34)
Total	$110,344	$(54)	$52,545	$(35)

At June 30, 2021 and December 31, 2020, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The contractual maturities of securities classified as available-for-sale at June 30, 2021 were as follows:

	June 30, 2021
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$152,949	$152,932
Due after one year through two years	55,693	55,679
Due after two years through three years	6,017	6,024
Total	$214,659	$214,635

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were minimal realized gains or losses for the six months ended June 30, 2021 and no realized gains or losses for the six months ended June 30, 2020.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.7 million at June 30, 2021 and December 31, 2020. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts.

Inventories

Inventories at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Materials	$91,389	$82,679
Work-in-process	59,769	53,979
Finished goods	12,883	9,248
Total	$164,041	$145,906

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. The balance as of June 30, 2021 includes a current receivable of $4.1 million related to landlord reimbursement for leasehold improvements associated with the Company’s new leased facility in San Jose, California. In addition, Veeco had deposits with its suppliers of $4.5 million and $7.2 million at June 30, 2021 and December 31, 2020, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Land	$5,061	$5,061
Building and improvements	63,117	62,865
Machinery and equipment (1)	144,585	140,493
Leasehold improvements	26,036	6,671
Gross property, plant, and equipment	238,799	215,090
Less: accumulated depreciation and amortization	156,591	149,819
Net property, plant, and equipment	$82,208	$65,271
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and six months ended June 30, 2021, depreciation expense was $3.5 million and $6.9 million, respectively, and $3.8 million and $7.7 million, respectively, for the comparable 2020 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company continues to assess potential triggering events related to the value of its goodwill and concluded that there were no indicators of impairment during the six months ended June 30, 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three and six months ended June 30, 2021.

The components of purchased intangible assets were as follows:

	June 30, 2021			December 31, 2020
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$327,908	$306,624	$21,284	$327,908	$302,358	$25,550
Customer relationships	146,465	131,552	14,913	146,465	130,131	16,334
Trademarks and tradenames	30,910	27,254	3,656	30,910	26,614	4,296
Other	3,686	3,684	2	3,686	3,681	5
Total	$508,969	$469,114	$39,855	$508,969	$462,784	$46,185

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at June 30, 2021 and December 31, 2020 consist of:

	June 30,	December 31,
	2021	2020

	(in thousands)
Payroll and related benefits	$24,412	$26,630
Warranty	6,220	5,058
Operating lease liabilities	4,175	4,148
Interest	4,893	2,574
Professional fees	1,777	1,112
Sales, use, and other taxes	6,153	2,658
Other	4,806	2,696
Total	$52,436	$44,876

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2021 include:

(in thousands)
Balance - December 31, 2020	$5,058
Warranties issued	3,221
Consumption of reserves	(2,912)
Changes in estimate	853
Balance - June 30, 2021	$6,220

Customer Deposits and Deferred Revenue

Customer deposits totaled $53.3 million and $49.3 million at June 30, 2021 and December 31, 2020, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2020	$17,985
Deferral of revenue	(7,436)
Recognition of unearned revenue	6,718
Balance - June 30, 2021	$17,267

As of June 30, 2021, the Company has approximately $35.1 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 73% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the calendar quarter ended June 30, 2021, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until September 30, 2021.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The carrying value of the 2023 Notes, 2025 Notes and 2027 Notes are as follows:

	June 30, 2021			December 31, 2020
	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$131,695	$(9,171)	$122,524	$131,695	$(11,925)	$119,770
2025 Notes	132,500	(19,749)	112,751	132,500	(22,097)	110,403
2027 Notes	125,000	(32,060)	92,940	125,000	(34,058)	90,942
Net carrying value	$389,195	$(60,980)	$328,215	$389,195	$(68,080)	$321,115

Total interest expense related to the 2023 Notes, 2025 Notes and 2027 Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$889	$2,070	$1,778	$4,399
Coupon interest expense - 2025 Notes	1,159	—	2,319	—
Coupon interest expense - 2027 Notes	1,172	573	2,344	573
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	1,390	3,004	2,754	6,325
Amortization of debt discount/transaction costs- 2025 Notes	1,185	—	2,348	—
Amortization of debt discount/transaction costs- 2027 Notes	1,011	453	1,998	453
Total Interest Expense	$6,806	$6,100	$13,541	$11,750

The Company determined the 2023 Notes, 2025 notes, and 2027 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at June 30, 2021 of $132.3 million, $158.8, and $220.2 million, respectively.

Other Liabilities

As part of the acquisition of Ultratech, the Company assumed an executive non-qualified deferred compensation plan that allowed qualifying executives to defer cash compensation. The plan was frozen at the time of acquisition and no further contributions have been made. At December 31, 2020, plan assets approximated $2.4 million, representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $2.5 million at December 31, 2020 and was included within “Other liabilities” in the Consolidated Balance Sheets. The plan was terminated and fully liquidated during the first quarter of 2021. Other liabilities at June 30, 2021 and December 31, 2020 also included (i) medical and dental benefits for former executives of $1.8 million and $1.9 million, respectively; (ii) asset retirement obligations of $2.8 million and $2.7 million, respectively; and (iii) income tax payables of $1.4 million. Additionally, as a result of the Coronavirus, Aid, Relief, and Economic Security Act, the Company has accrued for and deferred the deposit and payment of its share of social security taxes, resulting in a liability of $3.5 million at both June 30, 2021 and December 31, 2020, of which $1.7 million is included within “Accrued expenses and other current liabilities”, and $1.8 million is included within “Other liabilities” in the Consolidated Balance Sheets for both periods.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2021 was 12 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

The following table provides the maturities of lease liabilities at June 30, 2021:

Operating
Leases
(in thousands)
Payments due by period:
2021	$2,125
2022	4,667
2023	3,145
2024	2,897
2025	2,506
Thereafter	38,367
Total future minimum lease payments	53,707
Less: Imputed interest	(18,496)
Total	$35,211

Reported as of June 30, 2021
Accrued expenses and other current liabilities	$4,175
Long-term operating lease liabilities	31,036
Total	$35,211

Operating lease cost for the three and six months ended June 30, 2021 were $1.8 million and $3.1 million, respectively, and $1.4 million and $2.7 million, respectively, for the comparable 2020 periods. Variable lease cost for the three and six months ended June 30, 2021 were $0.4 million and $0.9 million, respectively, and $0.4 million and $0.9 million, respectively, for the comparable 2020 periods. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the six months ended June 30, 2021 and 2020 were $3.3 million and $3.5 million, respectively.

Purchase Commitments

Veeco has purchase commitments of $144.4 million at June 30, 2021, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2021, outstanding bank guarantees and standby letters of credit totaled $10.2 million, and unused bank guarantees and letters of credit of $12.1 million were available to be drawn upon.

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

The Company did not have any outstanding derivative contracts at June 30, 2021 or December 31, 2020. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the six months ended June 30, 2021 and 2020.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2020	49,724	$497	$1,113,352	$(707,321)	$1,846	$408,374
Net income (loss)	—	—	—	2,494	—	2,494
Other comprehensive income (loss), net of tax	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	3,237	—	—	3,237
Net issuance under employee stock plans	459	5	(1,630)	—	—	(1,625)
Balance at March 31, 2021	50,183	$502	$1,114,959	$(704,827)	$1,827	$412,461
Net income (loss)	—	—	—	6,348	—	6,348
Other comprehensive income (loss), net of tax	—	—	—	—	(24)	(24)
Share-based compensation expense	—	—	4,367	—	—	4,367
Net issuance under employee stock plans	166	1	582	—	—	583
Balance at June 30, 2021	50,349	$503	$1,119,908	$(698,479)	$1,803	$423,735

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2019	48,994	$490	$1,071,058	$(698,930)	$1,894	$374,512
Net income (loss)	—	—	—	(567)	—	(567)
Other comprehensive income (loss), net of tax	—	—	—	—	153	153
Share-based compensation expense	—	—	3,646	—	—	3,646
Net issuance under employee stock plans	434	4	(684)	—	—	(680)
Balance at March 31, 2020	49,428	$494	$1,074,020	$(699,497)	$2,047	$377,064
Net income (loss)	—	—	—	(8,302)	—	(8,302)
Other comprehensive income (loss), net of tax	—	—	—	—	(130)	(130)
Share-based compensation expense	—	—	2,974	—	—	2,974
Net issuance under employee stock plans	191	3	752	—	—	755
Extinguishment of equity component of repurchased 2023 Notes	—	—	(80)	—	—	(80)
Equity component of 2027 Notes	—	—	33,363	—	—	33,363
Purchase of capped calls	—	—	(10,313)	—	—	(10,313)
Balance at June 30, 2020	49,619	$497	$1,100,716	$(707,799)	$1,917	$395,331

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2020	1,866	(20)	1,846
Other comprehensive income (loss)	(39)	(4)	(43)
Balance - June 30, 2021	$1,827	$(24)	$1,803

There were minimal reclassifications from AOCI into net income for the three and six months ended June 30, 2021 and 2020.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Cost of sales	$650	$474	$1,146	$995
Research and development	1,132	613	1,949	1,486
Selling, general, and administrative	2,585	1,887	4,510	4,139
Total	$4,367	$2,974	$7,605	$6,620

For the six months ended June 30, 2021, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2020	730	35.26
Expired or forfeited	(280)	40.27
Balance - June 30, 2021	450	32.14

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the six months ended June 30, 2021, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2020	2,040	12.73
Granted	864	23.89
Performance award adjustments	(36)	19.75
Vested	(410)	13.69
Forfeited	(60)	14.25
Balance - June 30, 2021	2,398	16.45

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At June 30, 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods.

Income (loss) before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Income (loss) before income taxes	$6,667	$(8,251)	$9,459	$(8,550)
Income tax expense (benefit)	$319	$51	$617	$319

The Company’s tax expense for the three months ended June 30, 2021 was $0.3 million, compared to $0.1 million for the comparable prior period. The 2021 tax expense included a $0.1 million expense related to the Company’s domestic operations and a $0.2 million expense related to the Company’s non-U.S. operations, compared to 2020 when the expense included a $0.1 million expense related to the Company’s domestic operations, offset by an immaterial benefit related to the Company’s non-U.S. operations.

The Company’s tax expense for the six months ended June 30, 2021 was $0.6 million, compared to $0.3 million for the comparable prior period. The 2021 tax expense included a $0.2 million expense related to the Company’s domestic operations and a $0.4 million expense related to the Company’s non-U.S. operations, compared to 2020 when the expense included a $0.2 million expense related to the Company’s domestic operations and a $0.1 million expense related to the Company’s non-U.S. operations. The current period domestic tax expense is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax expense is primarily attributable to non-U.S operation profits and foreign withholding taxes on unremitted earnings as of June 30, 2021, offset by the amortization of intangible assets.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Sales by end-market and geographic region for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Sales by end-market
Semiconductor	$53,689	$37,460	$105,321	$74,884
Compound Semiconductor	24,231	17,740	48,982	36,169
Data Storage	52,025	28,305	93,005	67,188
Scientific & Other	16,399	15,132	32,751	24,898
Total	$146,344	$98,637	$280,059	$203,139
Sales by geographic region
United States	$66,969	$29,632	$112,132	$69,268
EMEA(1)	8,939	26,130	22,563	42,280
China	20,880	17,393	40,887	27,865
Rest of APAC	49,460	25,432	104,337	63,374
Rest of World	96	50	140	352
Total	$146,344	$98,637	$280,059	$203,139
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

To date, we have not yet experienced any significant interruptions to our supply chain as a result of the COVID-19 pandemic. Although many jurisdictions worldwide have authorized the use of vaccines as a method to limit and control infections, new variants of the virus continue to emerge. We remain cautious as many factors remain unpredictable. We continue to monitor our global supply chain and may experience disruptions in future periods, primarily as a result of financial challenges confronting companies in our supply chain and restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, any of which could cause a disruption in our ability to obtain raw materials or components required to manufacture our products.

Like many in our industry, we are managing through the effects of the COVID-19 pandemic. Although the full extent of the COVID-19 pandemic’s impact on our business, results of operations, supply chain, and growth can not be predicted or quantified, we proactively identified potential challenges to our business and have been executing business continuity activities to manage disruptions in our business and continue to provide critical infrastructure to our customers. In response to the pandemic, we have taken, or intend to take, the following steps, among others, to keep our employees safe and minimize the spread of the virus, while continuing to serve our customers:

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

Sales in the Semiconductor market were driven by our laser annealing systems for leading and trailing node logic, as well as lithography systems for Advanced Packaging. We continue to build momentum for our laser annealing solutions with advanced node logic customers. We are currently production tool of record at multiple leading-edge customers for their most advanced nodes. We also have multiple systems currently being evaluated at both logic and memory customers for their next nodes. Our lithography systems for Advanced Packaging are aligned with longer-term growth of heterogenious integration, fan-out wafer-level packaging and other Advanced Packaging applications. We are seeing an increase in demand for our lithography systems and recently received a multi-system order from a large integrated device manufacturer. Additionally, the ongoing adoption of EUV Lithography for advanced node, semiconductor manufacturing continues to drive requirements for our mask blank deposition systems. Overall, we believe that our technology and market strategy is well aligned with trends such as artificial intelligence, mobile connectivity and high performance computing that drive the Semiconductor market. Finally, construction remains on track at our new San Jose facility, which we believe will allow us to better meet the demands of our semiconductor customers.

We address the Compound Semiconductor market with a broad portfolio of technologies including primarily Wet Processing and MOCVD, along with MBE and Ion Beam, all of which have been developed to support emerging applications such as 5G driven RF device/filter manufacturing, Gallium Nitride-based power electronics, and photonics applications including edge-emitting lasers and micro-LEDs. Sales in the Compound Semiconductor market were driven by equipment shipments for RF Devices, RF Filters and sales to the Photonics market.

Sales in the Data Storage market have been growing for several years, primarily driven by shipments of Ion Beam systems. Demand for our Ion Beam products for data storage is being driven by big data and cloud-based storage growth. In order to be successful, hard disk drive manufacturers are required to improve areal density of magnetic heads for hard disk drives and are manufacturing drives with an increasing number of thin film magnetic heads. These two factors taken together, along with new innovations by HDD manufacturers such as heat assisted magnetic recording and microwave assisted magnetic recording, are driving additional capacity requirements and equipment upgrades. We have good near-term visibility in this market, which we believe will remain healthy through 2021. However, after multiple years of customers accelerating their capacity additions, including in 2021, order rates have slowed, and we recognize that a period of equipment digestion is likely. With data proliferation showing no signs of slowing, we feel confident about the long-term prospects of our data storage business.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We are beginning to see signs of a recovery in this market with recent orders for optical coating systems.

Overall, our laser annealing, 5G RF, data storage, and advanced packaging lithography products are all performing well for us today, and we expect them to contribute to full year 2021 revenue growth. Long-term revenue growth for 2022 and beyond is expected to come from the Semiconductor and Compound Semiconductor markets. As such, we have been making strategic investments in R&D and inventory, including evaluation systems, in these markets, as well as improving our service capabilities to support these anticipated growth opportunities.

Results of Operations

For the three months ended June 30, 2021 and 2020

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2021 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Net sales	$146,344	100%	$98,637	100%	$47,707	48%
Cost of sales	86,178	59%	56,743	58%	29,435	52%
Gross profit	60,166	41%	41,894	42%	18,272	44%
Operating expenses, net:
Research and development	22,553	15%	19,254	20%	3,299	17%
Selling, general, and administrative	21,466	15%	17,818	18%	3,648	20%
Amortization of intangible assets	2,976	2%	3,834	4%	(858)	(22)%
Restructuring	—	-	472	-	(472)	*
Asset impairment	—	-	281	-	(281)	*
Other operating expense (income), net	(81)	-	(174)	-	93	(53)%
Total operating expenses, net	46,914	32%	41,485	42%	5,429	13%
Operating income (loss)	13,252	9%	409	-	12,843	*
Interest income (expense), net	(6,585)	(4)%	(5,614)	(6)%	(971)	17%
Loss on extinguishment of debt	—	-	(3,046)	(3)%	3,046	(100)%
Income (loss) before income taxes	6,667	5%	(8,251)	(8)%	14,918	(181)%
Income tax expense (benefit)	319	-	51	-	268	*
Net income (loss)	$6,348	4%	$(8,302)	(8)%	$14,650	(176)%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended June 30,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$53,689	37%	$37,460	38%	$16,229	43%
Compound Semiconductor	24,231	17%	17,740	18%	6,491	37%
Data Storage	52,025	35%	28,305	29%	23,720	84%
Scientific & Other	16,399	11%	15,132	15%	1,267	8%
Total	$146,344	100%	$98,637	100%	$47,707	48%
Sales by geographic region
United States	$66,969	46%	$29,632	30%	$37,337	126%
EMEA	8,939	6%	26,130	26%	(17,191)	(66)%
China	20,880	14%	17,393	18%	3,487	20%
Rest of APAC	49,460	34%	25,432	26%	24,028	94%
Rest of World	96	-	50	-	46	92%
Total	$146,344	100%	$98,637	100%	$47,707	48%

Sales increased for the three months ended June 30, 2021 against the comparable prior year period across all markets. By geography, sales increased in the United States, China, and Rest of APAC regions. The increase in sales in the United

States was primarily driven by shipments to data storage customers, while the increase in sales in the Rest of APAC region was primarily driven by shipments to semiconductor and data storage customers. Sales in the Rest of APAC region for the three months ended June 30, 2021 included sales in Taiwan and South Korea of $15.2 million and $14.7 million, respectively. Sales in the Rest of APAC region for the three months ended June 30, 2020 included sales in South Korea of $10.2 million. Pricing was not a significant driver of the change in total sales. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate. Several markets continue to remain challenged in light of ongoing restrictions on business and travel, and decreased business and consumer spending generally, resulting from the COVID-19 pandemic.

Gross Profit

For the three months ended June 30, 2021, gross profit increased against the comparable prior period primarily due to an increase in sales volume, partially offset by decreased gross margins. Gross margins decreased principally due to product and region mix of sales in the period and an increase in spending to support higher business activity. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended June 30, 2021 against the comparable prior period primarily due to personnel-related expenses as we selectively invest in new research and development and developing additional applications for our technology in order to be well positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets. However, expenses as a percentage of revenue have decreased when compared to the prior period.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended June 30, 2021 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. However, expenses as a percentage of revenue have decreased when compared to the prior year period. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we expect a period of duplicate operating expenses until the transition from our existing facility in San Jose, California to our new leased facility is completed over the next several quarters.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized during the three months ended June 30, 2021.

Interest Income (Expense)

We recorded net interest expense of $6.6 million for the three months ended June 30, 2021, compared to $5.6 million for the comparable prior year period. The increase in interest expense was primarily related to the issuance of the 2027 Notes in May 2020 and the 2025 Notes in November 2020, partially offset by the partial repurchase and exchange of the 2023 Notes. Included in interest expense for the three months ended June 30, 2021 were non-cash charges of $3.6 million related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes, while the three months ended June 30, 2020 included non-cash charges of $3.5 million related to the amortization of debt discount and transaction costs of the 2023 Notes and 2027 Notes.

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

Our tax expense for the three months ended June 30, 2021 was $0.3 million, compared to $0.1 million for the comparable prior year period. The 2021 tax expense included an expense of $0.1 million related to our domestic operations and $0.2 million related to our non-U.S. operations, compared to the comparable period in 2020 when the expense included a $0.1 million expense related to our domestic operations offset by a minimal benefit related to our non-U.S. operations.

For the three months ended June 30, 2021 and 2020, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax expense is primarily attributable to non-U.S operations profits and foreign withholding taxes on unremitted earnings as of June 30, 2021, offset by the amortization of intangible assets.

For the six months ended June 30, 2021 and 2020

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2021 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Net sales	$280,059	100%	$203,139	100%	$76,920	38%
Cost of sales	164,978	59%	114,826	57%	50,152	44%
Gross profit	115,081	41%	88,313	43%	26,768	30%
Operating expenses, net:
Research and development	44,398	16%	38,449	19%	5,949	15%
Selling, general, and administrative	41,722	15%	36,123	18%	5,599	15%
Amortization of intangible assets	6,330	2%	7,671	4%	(1,341)	(17)%
Restructuring	—	-	1,097	1%	(1,097)	*
Asset impairment	—	-	281	-	(281)	*
Other operating expense (income), net	(36)	-	(283)	-	247	(87)%
Total operating expenses, net	92,414	33%	83,338	41%	9,076	11%
Operating income (loss)	22,667	8%	4,975	2%	17,692	*
Interest income (expense), net	(13,208)	(5)%	(10,479)	(5)%	(2,729)	26%
Loss on extinguishment of debt	—	-	(3,046)	-	3,046	(100)%
Income (loss) before income taxes	9,459	3%	(8,550)	(4)%	18,009	(211)%
Income tax expense (benefit)	617	-	319	-	298	93%
Net income (loss)	$8,842	3%	$(8,869)	(4)%	$17,711	(200)%
*	Not meaningful

	Six Months Ended June 30,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$105,321	38%	$74,884	37%	$30,437	41%
Compound Semiconductor	48,982	17%	36,169	18%	12,813	35%
Data Storage	93,005	33%	67,188	33%	25,817	38%
Scientific & Other	32,751	12%	24,898	12%	7,853	32%
Total	$280,059	100%	$203,139	100%	$76,920	38%
Sales by geographic region
United States	$112,132	40%	$69,268	34%	$42,864	62%
EMEA	22,563	8%	42,280	21%	(19,717)	(47)%
China	40,887	15%	27,865	14%	13,022	47%
Rest of APAC	104,337	37%	63,374	31%	40,963	65%
Rest of World	140	-	352	-	(212)	(60)%
Total	$280,059	100%	$203,139	100%	$76,920	38%

Sales increased for the six months ended June 30, 2021 against the comparable prior year period across all markets. By geography, sales increased in the United States, China, and Rest of APAC regions. The increase in sales in the United States was primarily driven by shipments to data storage customers, while the increase in sales in the Rest of APAC region was primarily driven by shipments to semiconductor and data storage customers. Sales in the Rest of APAC region for the six months ended June 30, 2021 included sales in Taiwan, South Korea, and Thailand of $33.8 million, $25.6 million, and $13.2 million, respectively. Sales in the Rest of APAC region for the six months ended June 30, 2020 included sales in Taiwan and Singapore of $22.9 million and $16.0 million, respectively. Pricing was not a significant driver of the change in total sales. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate. Several markets continue to remain challenged in light of ongoing restrictions on business and travel, and decreased business and consumer spending generally, resulting from the COVID-19 pandemic.

Gross Profit

For the six months ended June 30, 2021, gross profit increased against the comparable prior year period primarily due to an increase in sales volume, partially offset by decreased gross margins. Gross margins decreased principally due to an increase in spending to support higher business activity, as well as product and region mix of sales in the period. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the six months ended June 30, 2021 against the comparable prior year period primarily due to personnel-related expenses as we selectively invest in new research and development and developing additional applications for our technology in order to be well positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets. However, expenses as a percentage of revenue have decreased when compared to the comparable prior year period.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the six months ended June 30, 2021 against the comparable prior year period primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. However, expenses as a percentage of revenue have decreased when compared to the prior year period. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we expect a period of duplicate operating expenses until the transition from our existing facility in San Jose, California to our new leased facility is completed over the next several quarters.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized during the six months ended June 30, 2021.

Interest Income (Expense)

We recorded net interest expense of $13.2 million for the six months ended June 30, 2021, compared to $10.5 million for the comparable prior year period. The increase in interest expense was primarily related to the issuance of the 2027 Notes in May 2020 and the 2025 Notes in November 2020, partially offset by the partial repurchase and exchange of the 2023 Notes. Included in interest expense for the six months ended June 30, 2021 were non-cash charges of $7.1 million related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes, while the six months ended June 30, 2020 included non-cash charges of $6.8 million related to the amortization of debt discount and transaction costs of the 2023 Notes and 2027 Notes. Additionally, interest income decreased approximately $0.7 million for the six months ended June 30, 2021 compared to the prior year period, primarily as a result of lower interest rates, and we expect interest income to remain depressed as a result.

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

Our tax expense for the six months ended June 30, 2021 was $0.6 million, compared to $0.3 million for the comparable prior year period. The 2021 tax expense included an expense of $0.2 million related to our domestic operations and $0.4 million related to our non-U.S. operations, compared to 2020 when the expense included a $0.2 million expense related to our domestic operations and a $0.1 million expense related to our non-U.S. operations.

For the six months ended June 30, 2021 and 2020, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for the current period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax expense is primarily attributable to non-U.S operation profits and foreign withholding taxes on unremitted earnings as of June 30, 2021, offset by the amortization of intangible assets.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$114,747	$129,625
Restricted cash	640	658
Short-term investments	214,635	189,771
Total	$330,022	$320,054

At June 30, 2021 and December 31, 2020, cash and cash equivalents of $37.7 million and $40.2 million, respectively, were held outside the United States. As of June 30, 2021, we had $15.3 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $6.7 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes, purchase commitments, and payments in respect of operating leases. Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on our future results, we believe our business model, our current cash and short-term investments, and our proactive management of expenses, leave us well-positioned to manage our business through this crisis as it continues to unfold.

A summary of the cash flow activity for the three months ended June 30, 2021 and 2020 is as follows:

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net income (loss)	$8,842	$(8,869)
Non-cash items:
Depreciation and amortization	13,189	15,372
Non-cash interest expense	7,100	6,778
Deferred income taxes	17	191
Share-based compensation expense	7,605	6,620
Loss on extinguishment of debt	—	3,046
Asset impairment	—	281
Changes in operating assets and liabilities	(16,024)	(5,869)
Net cash provided by (used in) operating activities	$20,729	$17,550

Net cash provided by operating activities was $20.7 million for the six months ended June 30, 2021 and was due to net income of $8.8 million and adjustments for non-cash items of $27.9 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $16.0 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable, accrued expenses, and customer deposits.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Capital expenditures	$(9,082)	$(1,957)
Changes in investments, net	(25,622)	3,365
Proceeds from held for sale assets, net of costs to sell	—	9,503
Net cash provided by (used in) investing activities	$(34,704)	$10,911

The cash used by investing activities during the six months ended June 30, 2021 was primarily attributable to net changes of investments, as well as capital expenditures. We expect increased capital expenditures associated with the build-out of our newly leased facility in San Jose, California over the next several quarters. In addition, we expect a period of duplicate operating expenses until the transition from our existing facility to our new facility is completed. The cash provided by investing activities during the six months ended June 30, 2020 was primarily attributable to the net proceeds from sale of a non-core product line, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Proceeds from issuance of 2025 Notes and 2027 Notes, net of issuance costs	$—	$121,946
Purchase of capped calls	—	(10,313)
Repurchase of 2023 Notes	—	(81,240)
Settlement of equity awards, net of withholding taxes	(882)	74
Net cash provided by (used in) financing activities	$(882)	$30,467

The cash used in financing activities for the six months ended June 30, 2021 was related to cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan. The cash provided by financing activities for the six months ended June 30, 2020 was primarily related to the net cash proceeds received from the issuance of the 2027 Notes, partially offset by the cash used to repurchase $88.3 million principal amount of our outstanding 2023 Notes as well as the purchase of the capped call transactions.

Convertible Senior Notes

We have $131.7 million outstanding principal balance of 2.70% convertible senior notes that bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $132.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. Finally, we have $125.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $214.6 million at June 30, 2021. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2021, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $1.5 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Changes in currency exchange rates could affect our foreign currency denominated monetary assets and liabilities and forecasted cash flows. We may enter into monthly forward derivative contracts from time to time with the intent of mitigating a portion of this risk. We only use derivative financial instruments in the context of hedging and not for speculative purposes and have not historically designated our foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other, net” in our Consolidated Statements of Operations. We execute derivative transactions with highly rated financial institutions to mitigate counterparty risk.

Our net sales to customers located outside of the United States represented approximately 54% and 60% of our total net sales for the three and six months ended June 30, 2021, respectively, and 70% and 66% for the comparable 2020 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 3% of total net sales in both the three and six months ended June 30, 2021, and 5% and 4% for the comparable 2020 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of June 30, 2021. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our 2020 Form 10-K. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Second Amendment to Veeco Instruments Inc. 2016 Employee Stock Purchase Plan	S-8	10.1	5/11/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2021.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer