Form 10-Q
period 2021-09-30
VEECO INSTRUMENTS INC
filed 2021-11-02
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 27, 2021, there were 50,503,953 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,602	$129,625
Restricted cash	629	658
Short-term investments	213,985	189,771
Accounts receivable, net	86,759	79,991
Contract assets	27,467	21,246
Inventories	170,835	145,906
Deferred cost of sales	635	433
Prepaid expenses and other current assets	31,592	19,301
Total current assets	653,504	586,931
Property, plant, and equipment, net	93,851	65,271
Operating lease right-of-use assets	26,481	10,275
Intangible assets, net	36,880	46,185
Goodwill	181,943	181,943
Deferred income taxes	1,440	1,440
Other assets	3,709	6,019
Total assets	$997,808	$898,064

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$48,749	$33,656
Accrued expenses and other current liabilities	76,033	44,876
Customer deposits and deferred revenue	60,703	67,235
Income taxes payable	1,737	914
Total current liabilities	187,222	146,681
Deferred income taxes	5,228	5,240
Long-term debt	331,877	321,115
Long-term operating lease liabilities	30,325	6,305
Other liabilities	7,843	10,349
Total liabilities	562,495	489,690
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 50,321,048 shares issued and outstanding at September 30, 2021 and 49,723,751 shares issued and outstanding at December 31, 2020	503	497
Additional paid-in capital	1,122,526	1,113,352
Accumulated deficit	(689,486)	(707,321)
Accumulated other comprehensive income	1,770	1,846
Total stockholders' equity	435,313	408,374
Total liabilities and stockholders' equity	$997,808	$898,064

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$150,246	$112,078	$430,305	$315,216
Cost of sales	87,077	62,936	252,055	177,761
Gross profit	63,169	49,142	178,250	137,455
Operating expenses, net:
Research and development	21,999	19,129	66,397	57,577
Selling, general, and administrative	21,603	19,415	63,325	55,541
Amortization of intangible assets	2,976	3,831	9,305	11,502
Restructuring	—	—	—	1,097
Asset impairment	—	—	—	281
Other operating expense (income), net	175	(218)	138	(502)
Total operating expenses, net	46,753	42,157	139,165	125,496
Operating income (loss)	16,416	6,985	39,085	11,959
Interest income	95	231	464	1,458
Interest expense	(7,107)	(6,425)	(20,685)	(18,131)
Loss on extinguishment of debt	—	—	—	(3,046)
Income (loss) before income taxes	9,404	791	18,864	(7,760)
Income tax expense (benefit)	411	211	1,029	530
Net income (loss)	$8,993	$580	$17,835	$(8,290)

Income (loss) per common share:
Basic	$0.18	$0.01	$0.36	$(0.17)
Diluted	$0.17	$0.01	$0.33	$(0.17)

Weighted average number of shares:
Basic	49,021	48,341	48,968	48,327
Diluted	53,849	49,174	53,606	48,327

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$8,993	$580	$17,835	$(8,290)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(12)	(69)	(16)	(16)
Change in currency translation adjustments	(21)	9	(60)	(21)
Total other comprehensive income (loss), net of tax	(33)	(60)	(76)	(37)

Total comprehensive income (loss)	$8,960	$520	$17,759	$(8,327)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$17,835	$(8,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,634	23,021
Non-cash interest expense	10,762	10,282
Deferred income taxes	(12)	330
Share-based compensation expense	11,735	9,562
Loss on extinguishment of debt	—	3,046
Asset impairment	—	281
Provision for bad debts	—	140
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(12,987)	(30,677)
Inventories and deferred cost of sales	(24,879)	(10,336)
Prepaid expenses and other current assets	9,829	(982)
Accounts payable and accrued expenses	21,786	11,130
Customer deposits and deferred revenue	(6,532)	16,728
Income taxes receivable and payable, net	823	61
Other, net	2,655	3,295
Net cash provided by (used in) operating activities	50,649	27,591

Cash Flows from Investing Activities
Capital expenditures	(31,453)	(3,331)
Proceeds from the sale of investments	199,475	139,531
Payments for purchases of investments	(225,112)	(185,576)
Proceeds from held for sale assets, net of costs to sell	—	9,503
Net cash provided by (used in) investing activities	(57,090)	(39,873)

Cash Flows from Financing Activities
Proceeds from issuance of 2027 Notes, net of issuance costs	—	121,946
Purchase of capped calls	—	(10,313)
Repurchase of 2023 Notes	—	(81,240)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	2,709	2,428
Restricted stock tax withholdings	(4,260)	(2,217)
Net cash provided by (used in) financing activities	(1,551)	30,604
Effect of exchange rate changes on cash and cash equivalents	(60)	(21)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,052)	18,301
Cash, cash equivalents, and restricted cash - beginning of period	130,283	129,951
Cash, cash equivalents, and restricted cash - end of period	$122,231	$148,252

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,039	$8,989
Net income taxes paid (refunds received)	(130)	248
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	9,133	705
Net transfer of property, plant and equipment to inventory	253	1,624
Right-of-use assets obtained in exchange for lease obligations	20,353	951

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

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021. The Company’s 2023 Notes, 2025 Notes, and 2027 Notes all are currently accounted for using the separation models for convertible debt with a cash conversion feature, and therefore upon adoption of ASU 2020-06 in the first quarter of 2022, the Company expects a decrease in non-cash interest expense. Additionally, the Company will be required to use the if-converted method for its current convertible debt when calculating diluted earnings (loss) per share, which will result in an increase in income available to common shareholders, as well as an increase in diluted shares outstanding. The Company expects to use the modified retrospective method of adoption.

i

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares used to calculate basic income (loss) per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. The Company has determined that it has the ability and intent to settle the principal amount of its convertible senior notes in cash, and the excess of the principal portion in shares of its common stock. As such, the Company accounts for the conversion spread using the treasury stock method, and the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount and if the effect would be dilutive. The computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Net income (loss)	$8,993	$580	$17,835	$(8,290)
Net income (loss) per common share:
Basic	$0.18	$0.01	$0.36	$(0.17)
Diluted	$0.17	$0.01	$0.33	$(0.17)

Basic weighted average shares outstanding	49,021	48,341	48,968	48,327
Dilutive effect of share-based awards	1,507	833	1,377
Dilutive effect of the 2027 Notes	3,321	—	3,261	—
Diluted weighted average shares outstanding	53,849	49,174	53,606	48,327

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	N/A	N/A	N/A	650
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	451	984	447	1,029
Maximum potential shares to be issued for settlement of the 2023, 2025, and 2027 Notes excluded from the diluted calculation as their effect would be antidilutive due to a net loss or the fact that the conversion value of the Notes did not exceed their principal amount	8,811	15,354	8,811	15,354

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2021
Cash equivalents
Certificate of deposits and time deposits	$55,358	$—	$—	$55,358
Corporate debt	—	—	—	—
Commercial paper	—	—	—	—
Money market cash	1,069	—	—	1,069
Total	$56,427	$—	$—	$56,427
Short-term investments
U.S. treasuries	$118,782	$—	$—	$118,782
Government agency securities	—	12,086	—	12,086
Corporate debt	—	67,678	—	67,678
Commercial paper	—	15,439	—	15,439
Total	$118,782	$95,203	$—	$213,985

December 31, 2020
Cash equivalents
Certificate of deposits and time deposits	$59,168	$—	$—	$59,168
Commercial paper	—	2,000	—	2,000
U.S. treasuries	24,997	—	—	24,997
Total	$84,165	$2,000	$—	$86,165
Short-term investments
U.S. treasuries	$149,219	$—	$—	$149,219
Corporate debt	—	32,554	—	32,554
Commercial paper	—	7,998	—	7,998
Total	$149,219	$40,552	$—	$189,771

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021.

At September 30, 2021 and December 31, 2020, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
September 30, 2021
U.S. treasuries	$118,801	$9	$(28)	$118,782
Government agency securities	12,092	—	(6)	12,086
Corporate debt	67,689	28	(39)	67,678
Commercial paper	15,439	—	—	15,439
Total	$214,021	$37	$(73)	$213,985

December 31, 2020
U.S. treasuries	$149,206	$14	$(1)	$149,219
Corporate debt	32,588	—	(34)	32,554
Commercial paper	7,997	1	—	7,998
Total	$189,791	$15	$(35)	$189,771

Available-for-sale securities in a loss position at September 30, 2021 and December 31, 2020 consist of:

	September 30, 2021		December 31, 2020
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
U.S. treasuries	$64,093	$(28)	$19,991	$(1)
Government agency securities	12,086	(6)	—	—
Corporate debt	39,549	(39)	32,554	(34)
Total	$115,728	$(73)	$52,545	$(35)

At September 30, 2021 and December 31, 2020, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The contractual maturities of securities classified as available-for-sale at September 30, 2021 were as follows:

	September 30, 2021
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$121,123	$121,128
Due after one year through two years	87,080	87,037
Due after two years through three years	5,818	5,820
Total	$214,021	$213,985

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were minimal realized gains or losses for the nine months ended September 30, 2021 and no realized gains or losses for the nine months ended September 30, 2020.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.7 million at September 30, 2021 and December 31, 2020. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts.

Inventories

Inventories at September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Materials	$90,982	$82,679
Work-in-process	64,134	53,979
Finished goods	15,719	9,248
Total	$170,835	$145,906

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. The balance as of September 30, 2021 includes a current receivable of $15.0 million for insurance recoveries related to the legal settlement referenced in Note 5, “Commitments and Contingencies,” as well as a current receivable of $1.1 million related to landlord reimbursement for leasehold improvements associated with the Company’s new leased facility in San Jose, California. In addition, Veeco had deposits with its suppliers of $4.2 million and $7.2 million at September 30, 2021 and December 31, 2020, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Land	$5,061	$5,061
Building and improvements	63,944	62,865
Machinery and equipment (1)	144,937	140,493
Leasehold improvements	38,262	6,671
Gross property, plant, and equipment	252,204	215,090
Less: accumulated depreciation and amortization	158,353	149,819
Net property, plant, and equipment	$93,851	$65,271
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and nine months ended September 30, 2021, depreciation expense was $3.5 million and $10.3 million, respectively, and $3.8 million and $11.5 million, respectively, for the comparable 2020 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company continues to assess potential triggering events related to

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

the value of its goodwill and concluded that there were no indicators of impairment during the three and nine months ended September 30, 2021.

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three and nine months ended September 30, 2021.

The components of purchased intangible assets were as follows:

	September 30, 2021			December 31, 2020
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$327,908	$308,587	$19,321	$327,908	$302,358	$25,550
Customer relationships	146,465	132,260	14,205	146,465	130,131	16,334
Trademarks and tradenames	30,910	27,556	3,354	30,910	26,614	4,296
Other	3,686	3,686	—	3,686	3,681	5
Total	$508,969	$472,089	$36,880	$508,969	$462,784	$46,185

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at September 30, 2021 and December 31, 2020 consist of:

	September 30,	December 31,
	2021	2020

	(in thousands)
Payroll and related benefits	$33,868	$26,630
Warranty	6,544	5,058
Operating lease liabilities	4,162	4,148
Interest	3,459	2,574
Professional fees	1,140	1,112
Legal settlement	15,000	—
Sales, use, and other taxes	6,092	2,658
Other	5,768	2,696
Total	$76,033	$44,876

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2021 include:

(in thousands)
Balance - December 31, 2020	$5,058
Warranties issued	4,766
Consumption of reserves	(4,401)
Changes in estimate	1,121
Balance - September 30, 2021	$6,544

Customer Deposits and Deferred Revenue

Customer deposits totaled $44.6 million and $49.3 million at September 30, 2021 and December 31, 2020, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2020	$17,985
Deferral of revenue	7,008
Recognition of unearned revenue	(8,913)
Balance - September 30, 2021	$16,080

As of September 30, 2021, the Company has approximately $34.6 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 73% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

For the calendar quarter ended September 30, 2021, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until December 31, 2021.

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

The carrying value of the 2023 Notes, 2025 Notes and 2027 Notes are as follows:

	September 30, 2021			December 31, 2020
	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$131,695	$(7,754)	$123,941	$131,695	$(11,925)	$119,770
2025 Notes	132,500	(18,539)	113,961	132,500	(22,097)	110,403
2027 Notes	125,000	(31,025)	93,975	125,000	(34,058)	90,942
Net carrying value	$389,195	$(57,318)	$331,877	$389,195	$(68,080)	$321,115

Total interest expense related to the 2023 Notes, 2025 Notes and 2027 Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$889	$1,733	$2,667	$6,060
Coupon interest expense - 2025 Notes	1,159	—	3,478	—
Coupon interest expense - 2027 Notes	1,172	1,172	3,516	1,745
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	1,417	2,563	4,171	8,887
Amortization of debt discount/transaction costs- 2025 Notes	1,211	—	3,558	—
Amortization of debt discount/transaction costs- 2027 Notes	1,035	941	3,033	1,395
Total Interest Expense	$6,883	$6,409	$20,423	$18,087

The Company determined the 2023 Notes, 2025 notes, and 2027 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at September 30, 2021 of $132.6 million, $158.2, and $223.9 million, respectively.

Other Liabilities

As part of the acquisition of Ultratech, the Company assumed an executive non-qualified deferred compensation plan that allowed qualifying executives to defer cash compensation. The plan was frozen at the time of acquisition and no further contributions have been made. At December 31, 2020, plan assets approximated $2.4 million, representing the cash surrender value of life insurance policies and is included within “Other assets” in the Consolidated Balance Sheets, while plan liabilities approximated $2.5 million at December 31, 2020 and was included within “Other liabilities” in the Consolidated Balance Sheets. The plan was terminated and fully liquidated during the first quarter of 2021. Other liabilities at September 30, 2021 and December 31, 2020 also included (i) medical and dental benefits for former executives of $1.8 million and $1.9 million, respectively; (ii) asset retirement obligations of $2.8 million and $2.7 million, respectively; and (iii) income tax payables of $1.4 million. Additionally, as a result of the Coronavirus, Aid,

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Relief, and Economic Security Act, the Company has accrued for and deferred the deposit and payment of its share of social security taxes, resulting in a liability of $3.5 million at both September 30, 2021 and December 31, 2020, of which $1.7 million is included within “Accrued expenses and other current liabilities”, and $1.8 million is included within “Other liabilities” in the Consolidated Balance Sheets for both periods.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of September 30, 2021 was 13 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

The following table provides the maturities of lease liabilities at September 30, 2021:

Operating
Leases
(in thousands)
Payments due by period:
2021	$918
2022	4,679
2023	3,160
2024	2,914
2025	2,508
Thereafter	38,367
Total future minimum lease payments	52,546
Less: Imputed interest	(18,059)
Total	$34,487

Reported as of September 30, 2021
Accrued expenses and other current liabilities	$4,162
Long-term operating lease liabilities	30,325
Total	$34,487

Operating lease cost for the three and nine months ended September 30, 2021 were $1.8 million and $4.8 million, respectively, and $1.3 million and $4.1 million, respectively, for the comparable 2020 periods. Variable lease cost for the three and nine months ended September 30, 2021 were $0.4 million and $1.3 million, respectively, and $0.4 million and $1.3 million, respectively, for the comparable 2020 periods. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the nine months ended September 30, 2021 and 2020 were $4.9 million and $4.8 million, respectively.

Purchase Commitments

Veeco has purchase commitments of $141.6 million at September 30, 2021, substantially all of which become due within one year.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2021, outstanding bank guarantees and standby letters of credit totaled $5.4 million, and unused bank guarantees and letters of credit of $16.7 million were available to be drawn upon.

Legal Proceedings

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition (the “Wolther Action”). On August 2 and August 8, 2018, two purported class action complaints substantially similar to the Wolther Action were filed on behalf of different plaintiffs in the same court as the Wolther Action. These cases have been consolidated with the Wolther Action, and a consolidated complaint was filed on December 11, 2018. The consolidated complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. In October 2021, Veeco and the court-appointed class representatives signed an agreement to settle the Wolther Action on a class-wide basis for $15.0 million, subject to court approval and class members’ opportunity to object and opt-out. The settlement amount will be funded by insurance carriers.

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco. The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. Veeco is defending this matter vigorously. On January 25, 2021, the court granted the defendants’ demurrer without leave to amend effecting the dismissal of the case. Plaintiff is appealing the dismissal of its case.

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

The Company did not have any outstanding derivative contracts at September 30, 2021 or December 31, 2020. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the nine months ended September 30, 2021 and 2020.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2020	49,724	$497	$1,113,352	$(707,321)	$1,846	$408,374
Net income (loss)	—	—	—	2,494	—	2,494
Other comprehensive income (loss), net of tax	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	3,237	—	—	3,237
Net issuance under employee stock plans	459	5	(1,630)	—	—	(1,625)
Balance at March 31, 2021	50,183	$502	$1,114,959	$(704,827)	$1,827	$412,461
Net income (loss)	—	—	—	6,348	—	6,348
Other comprehensive income (loss), net of tax	—	—	—	—	(24)	(24)
Share-based compensation expense	—	—	4,367	—	—	4,367
Net issuance under employee stock plans	166	1	582	—	—	583
Balance at June 30, 2021	50,349	$503	$1,119,908	$(698,479)	$1,803	$423,735
Net income (loss)	—	—	—	8,993	—	8,993
Other comprehensive income, net of tax	—	—	—	—	(33)	(33)
Share-based compensation expense	—	—	4,131	—	—	4,131
Net issuance under employee stock plans	(28)	—	(1,513)	—	—	(1,513)
Balance at September 30, 2021	50,321	$503	$1,122,526	$(689,486)	$1,770	$435,313

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2019	48,994	$490	$1,071,058	$(698,930)	$1,894	$374,512
Net income (loss)	—	—	—	(567)	—	(567)
Other comprehensive income (loss), net of tax	—	—	—	—	153	153
Share-based compensation expense	—	—	3,646	—	—	3,646
Net issuance under employee stock plans	434	4	(684)	—	—	(680)
Balance at March 31, 2020	49,428	$494	$1,074,020	$(699,497)	$2,047	$377,064
Net income (loss)	—	—	—	(8,302)	—	(8,302)
Other comprehensive income (loss), net of tax	—	—	—	—	(130)	(130)
Share-based compensation expense	—	—	2,974	—	—	2,974
Net issuance under employee stock plans	191	2	753	—	—	755
Extinguishment of equity component of repurchased 2023 Notes	—	—	(80)	—	—	(80)
Equity component of 2027 Notes	—	—	33,363	—	—	33,363
Purchase of capped calls	—	—	(10,313)	—	—	(10,313)
Balance at June 30, 2020	49,619	$496	$1,100,717	$(707,799)	$1,917	$395,331
Net income (loss)	—	—	—	580	—	580
Other comprehensive income, net of tax	—	—	—	—	(60)	(60)
Share-based compensation expense	—	—	2,942	—	—	2,942
Net issuance under employee stock plans	(7)	—	(700)	—	—	(700)
Balance at September 30, 2020	49,612	$496	$1,102,959	$(707,219)	$1,857	$398,093

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2020	1,866	(20)	1,846
Other comprehensive income (loss)	(60)	(16)	(76)
Balance - September 30, 2021	$1,806	$(36)	$1,770

There were minimal reclassifications from AOCI into net income for the three and nine months ended September 30, 2021 and 2020.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of sales	$620	$389	$1,765	$1,384
Research and development	1,007	674	2,957	2,161
Selling, general, and administrative	2,504	1,879	7,013	6,017
Total	$4,131	$2,942	$11,735	$9,562

For the nine months ended September 30, 2021, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2020	730	35.26
Expired or forfeited	(285)	40.19
Balance - September 30, 2021	445	32.11

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the nine months ended September 30, 2021, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2020	2,040	12.73
Granted	879	23.86
Performance award adjustments	(36)	19.75
Vested	(617)	13.84
Forfeited	(64)	14.36
Balance - September 30, 2021	2,202	16.70

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At September 30, 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods.

Income (loss) before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Income (loss) before income taxes	$9,404	$791	$18,864	$(7,760)
Income tax expense (benefit)	$411	$211	$1,029	$530

The Company’s tax expense for the three months ended September 30, 2021 was $0.4 million, compared to $0.2 million for the comparable prior period. The 2021 tax expense included a $0.4 million expense related to the Company’s non-U.S. operations and minimal expense related to the Company’s domestic operations, compared to 2020 when the expense included a $0.2 million expense related to the Company’s non-U.S. operations and minimal expense related to the Company’s domestic operations.

The Company’s tax expense for the nine months ended September 30, 2021 was $1.0 million, compared to $0.5 million for the comparable prior period. The 2021 tax expense included a $0.2 million expense related to the Company’s domestic operations and a $0.8 million expense related to the Company’s non-U.S. operations, compared to 2020 when the expense included a $0.2 million expense related to the Company’s domestic operations and a $0.3 million expense related to the Company’s non-U.S. operations. The current period domestic tax expense is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax expense is primarily attributable to non-U.S operation profits and foreign withholding taxes on unremitted earnings as of September 30, 2021, offset by the amortization of intangible assets.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Sales by end-market and geographic region for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Sales by end-market
Semiconductor	$76,320	$33,578	$181,641	$108,461
Compound Semiconductor	23,273	26,584	72,255	62,753
Data Storage	39,256	36,897	132,261	104,085
Scientific & Other	11,397	15,019	44,148	39,917
Total	$150,246	$112,078	$430,305	$315,216
Sales by geographic region
United States	$48,776	$39,602	$160,908	$108,869
EMEA(1)	13,564	14,991	36,128	57,271
China	27,261	10,464	68,148	38,328
Rest of APAC	60,589	46,953	164,926	110,328
Rest of World	56	68	195	420
Total	$150,246	$112,078	$430,305	$315,216
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

COVID-19 Update

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, vaccine mandates, and business shutdowns. We have important manufacturing operations in the U.S. and Singapore, and sales and support operations in China, Germany, Japan, Malaysia, Philippines, Singapore, South Korea, Thailand, Taiwan and the United Kingdom, all of which have been affected by the COVID-19 pandemic.

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

We serve a global and highly interconnected customer base across the Asia-Pacific region, Europe, and North America. Our net sales to customers located outside of the United States represented approximately 62% of our total net sales for the nine months ended September 30, 2021, and 68% and 70% for the years ended December 31, 2020 and 2019, respectively, and we expect that net sales to customers outside the United States will continue to represent a significant percentage of our total net sales. As a result, our business will be adversely impacted by further deterioration in global economic conditions, particularly in markets in Asia and Europe.

We are starting to see the effects of the macroeconomic inflationary cost environment and supply chain disruptions due to strained transportation capacity, labor shortages and absenteeism associated with COVID-19, and high global demand as markets reopen and economic stimulus drives growth. These effects include longer lead times and increased costs. We are taking proactive steps to manage the impact to our business, including buying in advance and re-sourcing components on a more frequent basis. We continue to monitor our global supply chain and may experience additional disruptions in future periods, which could cause a disruption in our ability to obtain raw materials or components required to manufacture our products.

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

Sales in the Semiconductor market were driven by our laser annealing systems for leading and trailing node logic, lithography systems for Advanced Packaging, and our ion beam system for EUV mask blank production. We continue to build momentum for our laser annealing solutions with advanced node logic customers. We are currently production tool of record at multiple leading-edge customers for their most advanced nodes. We also have multiple systems currently being evaluated at both logic and memory customers for their next nodes. Our lithography systems for Advanced Packaging are aligned with longer-term growth of heterogeneous integration, fan-out wafer-level packaging and other Advanced Packaging applications. We are seeing an increase in demand for our lithography systems and recently received a multi-system repeat order from a leading OSAT in support of GPU and high-performance computing device manufacturing. Additionally, EUV Lithography is critical to the progression of Moore’s law, and its ongoing adoption for advanced node, semiconductor manufacturing continues to drive requirements for our mask blank deposition systems. Overall, we believe that our technology and market strategy is well aligned with trends such as artificial intelligence, mobile connectivity and high performance computing that drive the Semiconductor market. We have experienced growth in this market in 2021 and expect the Semiconductor market to contribute toward our 2022 growth. Finally, construction is ahead of schedule at our new San Jose facility, which we believe will allow us to better meet the demands of our semiconductor customers.

We address the Compound Semiconductor market with a broad portfolio of technologies including primarily Wet Processing and MOCVD, along with MBE and Ion Beam, all of which have been developed to support emerging applications such as 5G driven RF device/filter manufacturing, Gallium Nitride power electronics, and photonics applications including edge-emitting lasers and micro-LEDs. Sales in the Compound Semiconductor market were driven by equipment shipments for RF applications, Photonics applications, and power devices.

Sales in the Data Storage market have been growing for several years, primarily driven by shipments of Ion Beam systems. Demand for our Ion Beam products for data storage is being driven by big data and cloud-based storage growth. In order to be successful, hard disk drive manufacturers are required to improve areal density of magnetic heads for hard disk drives and are manufacturing drives with an increasing number of magnetic heads. These two factors taken together have been driving additional capacity requirements and equipment upgrades. However, after multiple years of customers accelerating their capacity additions, including in 2021, we expect revenue to decline from recent levels. With data proliferation forecasted to continue to grow, however, we feel confident about the long-term prospects of our data storage business.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We are beginning to see signs of a recovery in this market which we expect to grow more in line with GDP.

Overall, while demand for our products remains strong, we continue to monitor and proactively manage actual and potential supply chain challenges related to the inflationary cost environment and supply chain disruptions. Our laser annealing, 5G RF, data storage, and advanced packaging lithography products are all performing well. Long-term revenue growth for 2022 and beyond is expected to primarily come from the Semiconductor market. As such, we have been making strategic investments in R&D and inventory, including evaluation systems, as well as improving our service capabilities, to support anticipated semiconductor growth opportunities. We also continue to make strategic investments in the Compound Semiconductor market in order to capitalize on potential future growth opportunities.

Results of Operations

For the three months ended September 30, 2021 and 2020

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2021 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Net sales	$150,246	100%	$112,078	100%	$38,168	34%
Cost of sales	87,077	58%	62,936	56%	24,141	38%
Gross profit	63,169	42%	49,142	44%	14,027	29%
Operating expenses, net:
Research and development	21,999	15%	19,129	17%	2,870	15%
Selling, general, and administrative	21,603	14%	19,415	17%	2,188	11%
Amortization of intangible assets	2,976	2%	3,831	3%	(855)	(22)%
Other operating expense (income), net	175	-	(218)	-	393	*
Total operating expenses, net	46,753	31%	42,157	38%	4,596	11%
Operating income (loss)	16,416	11%	6,985	6%	9,431	135%
Interest income (expense), net	(7,012)	(5)%	(6,194)	(6)%	(818)	13%
Income (loss) before income taxes	9,404	6%	791	1%	8,613	*
Income tax expense (benefit)	411	-	211	-	200	95%
Net income (loss)	$8,993	6%	$580	1%	$8,413	*
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended September 30,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$76,320	51%	$33,578	30%	$42,742	127%
Compound Semiconductor	23,273	15%	26,584	24%	(3,311)	(12)%
Data Storage	39,256	26%	36,897	33%	2,359	6%
Scientific & Other	11,397	8%	15,019	13%	(3,622)	(24)%
Total	$150,246	100%	$112,078	100%	$38,168	34%
Sales by geographic region
United States	$48,776	33%	$39,602	36%	$9,174	23%
EMEA	13,564	9%	14,991	13%	(1,427)	(10)%
China	27,261	18%	10,464	9%	16,797	161%
Rest of APAC	60,589	40%	46,953	42%	13,636	29%
Rest of World	56	-	68	-	(12)	(18)%
Total	$150,246	100%	$112,078	100%	$38,168	34%

Sales increased for the three months ended September 30, 2021 against the comparable prior year period, primarily in the Semiconductor market. By geography, sales increased in the United States, China, and Rest of APAC regions. The increase in sales in the United States was primarily driven by shipments to data storage customers, while the increase in sales in the China and Rest of APAC regions were primarily driven by shipments to semiconductor customers. Sales in the Rest of APAC region for the three months ended September 30, 2021 included sales in Taiwan, South Korea, and

Japan of $19.2 million, $14.3 million, and $13.7 million, respectively. Sales in the Rest of APAC region for the three months ended September 30, 2020 included sales in Singapore of $18.0 million. Pricing was not a significant driver of the change in total sales. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended September 30, 2021, gross profit increased against the comparable prior period primarily due to an increase in sales volume, partially offset by decreased gross margins. Gross margins decreased principally due to product and region mix of sales in the period and an increase in spending to support higher business activity. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended September 30, 2021 against the comparable prior period primarily due to personnel-related expenses as we selectively invest in new research and development and developing additional applications for our technology in order to be well positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets. However, expenses as a percentage of revenue have decreased when compared to the prior period.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended September 30, 2021 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. However, expenses as a percentage of revenue have decreased when compared to the prior year period. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we are currently experiencing duplicate operating expenses for the transition from our existing facility in San Jose, California to our new leased facility, and will continue to do so until this transition is completed over the next several quarters.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2021.

Interest Income (Expense)

We recorded net interest expense of $7.0 million for the three months ended September 30, 2021, compared to $6.2 million for the comparable prior year period. The increase in interest expense was primarily related to the issuance of the 2027 Notes in May 2020 and the 2025 Notes in November 2020, partially offset by the partial repurchase and exchange of the 2023 Notes. Included in interest expense for the three months ended September 30, 2021 were non-cash charges of $3.7 million related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes, while the three months ended September 30, 2020 included non-cash charges of $3.5 million related to the amortization of debt discount and transaction costs of the 2023 Notes and 2027 Notes.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended September 30, 2021 was $0.4 million, compared to $0.2 million for the comparable prior year period. The 2021 tax expense included an expense of $0.4 million related to our non-U.S. operations and minimal expense related to our domestic operations, compared to the comparable period in 2020 when the expense included a $0.2 million expense related to our non-U.S. operations and minimal expense related to our domestic operations.

For the three months ended September 30, 2021 and 2020, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax expense is primarily attributable to non-U.S operations profits and foreign withholding taxes on unremitted earnings as of September 30, 2021, offset by the amortization of intangible assets.

For the nine months ended September 30, 2021 and 2020

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2021 and 2020 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Net sales	$430,305	100%	$315,216	100%	$115,089	37%
Cost of sales	252,055	59%	177,761	56%	74,294	42%
Gross profit	178,250	41%	137,455	44%	40,795	30%
Operating expenses, net:
Research and development	66,397	15%	57,577	18%	8,820	15%
Selling, general, and administrative	63,325	15%	55,541	18%	7,784	14%
Amortization of intangible assets	9,305	2%	11,502	4%	(2,197)	(19)%
Restructuring	—	-	1,097	0%	(1,097)	*
Asset impairment	—	-	281	-	(281)	*
Other operating expense (income), net	138	-	(502)	-	640	*
Total operating expenses, net	139,165	32%	125,496	40%	13,669	11%
Operating income (loss)	39,085	9%	11,959	4%	27,126	227%
Interest income (expense), net	(20,221)	(5)%	(16,673)	(5)%	(3,548)	21%
Loss on extinguishment of debt	—	-	(3,046)	-	3,046	*
Income (loss) before income taxes	18,864	4%	(7,760)	(2)%	26,624	*
Income tax expense (benefit)	1,029	-	530	-	499	94%
Net income (loss)	$17,835	4%	$(8,290)	(3)%	$26,125	*
*	Not meaningful

	Nine Months Ended September 30,				Change
	2021		2020		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$181,641	42%	$108,461	34%	$73,180	67%
Compound Semiconductor	72,255	17%	62,753	20%	9,502	15%
Data Storage	132,261	31%	104,085	33%	28,176	27%
Scientific & Other	44,148	10%	39,917	13%	4,231	11%
Total	$430,305	100%	$315,216	100%	$115,089	37%
Sales by geographic region
United States	$160,908	38%	$108,869	35%	$52,039	48%
EMEA	36,128	8%	57,271	18%	(21,143)	(37)%
China	68,148	16%	38,328	12%	29,820	78%
Rest of APAC	164,926	38%	110,328	35%	54,598	49%
Rest of World	195	-	420	-	(225)	(54)%
Total	$430,305	100%	$315,216	100%	$115,089	37%

Sales increased for the nine months ended September 30, 2021 against the comparable prior year period across all markets. By geography, sales increased in the United States, China, and Rest of APAC regions, partially offset by a decrease in a sales in the EMEA region. The increase in sales in the United States was primarily driven by shipments to data storage customers, while the increase in sales in the Rest of APAC region was primarily driven by shipments to semiconductor and data storage customers. The increase in sales in the China region was primarily driven by shipments to semiconductor customers. The decrease in sales in the EMEA region was primarily driven by a decrease in shipments to data storage customers. Sales in the Rest of APAC region for the nine months ended September 30, 2021 included sales in Taiwan and South Korea of $53.0 million and $39.9 million, respectively. Sales in the Rest of APAC region for the nine months ended September 30, 2020 included sales in Singapore and Taiwan of $34.0 million and $29.2 million, respectively. Pricing was not a significant driver of the change in total sales. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the nine months ended September 30, 2021, gross profit increased against the comparable prior year period primarily due to an increase in sales volume, partially offset by decreased gross margins. Gross margins decreased principally due to an increase in spending to support higher business activity, as well as product and region mix of sales in the period. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the nine months ended September 30, 2021 against the comparable prior year period primarily due to personnel-related expenses as we selectively invest in new research and development and developing additional applications for our technology in order to be well positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets. However, expenses as a percentage of revenue have decreased when compared to the comparable prior year period.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the nine months ended September 30, 2021 against the comparable prior year period primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. However, expenses as a percentage of revenue have decreased when compared to the prior year period. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we are currently experiencing duplicate operating expenses for the transition from our existing facility in San Jose, California to our new leased facility, and will continue to do so until this transition is completed over the next several quarters.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2021.

Interest Income (Expense)

We recorded net interest expense of $20.2 million for the nine months ended September 30, 2021, compared to $16.7 million for the comparable prior year period. The increase in interest expense was primarily related to the issuance of the 2027 Notes in May 2020 and the 2025 Notes in November 2020, partially offset by the partial repurchase and exchange of the 2023 Notes. Included in interest expense for the nine months ended September 30, 2021 were non-cash charges of $10.8 million related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes, while the nine months ended September 30, 2020 included non-cash charges of $10.3 million related to the amortization of debt discount and transaction costs of the 2023 Notes and 2027 Notes. Additionally, interest income decreased approximately $1.0 million for the nine months ended September 30, 2021 compared to the prior year period, primarily as a result of lower interest rates, and we expect interest income to remain depressed as a result.

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

Our tax expense for the nine months ended September 30, 2021 was $1.0 million, compared to $0.5 million for the comparable prior year period. The 2021 tax expense included an expense of $0.2 million related to our domestic operations and $0.8 million related to our non-U.S. operations, compared to 2020 when the expense included a $0.2 million expense related to our domestic operations and a $0.3 million expense related to our non-U.S. operations.

For the nine months ended September 30, 2021 and 2020, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for the current period is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The current period foreign tax expense is primarily attributable to non-U.S operation profits and foreign withholding taxes on unremitted earnings as of September 30, 2021, offset by the amortization of intangible assets.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$121,602	$129,625
Restricted cash	629	658
Short-term investments	213,985	189,771
Total	$336,216	$320,054

At September 30, 2021 and December 31, 2020, cash and cash equivalents of $45.0 million and $40.2 million, respectively, were held outside the United States. As of September 30, 2021, we had $16.8 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $7.1 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States.

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

A summary of the cash flow activity for the nine months ended September 30, 2021 and 2020 is as follows:

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net income (loss)	$17,835	$(8,290)
Non-cash items:
Depreciation and amortization	19,634	23,021
Non-cash interest expense	10,762	10,282
Deferred income taxes	(12)	330
Share-based compensation expense	11,735	9,562
Loss on extinguishment of debt	—	3,046
Asset impairment	—	281
Provision for bad debts	—	140
Changes in operating assets and liabilities	(9,305)	(10,781)
Net cash provided by (used in) operating activities	$50,649	$27,591

Net cash provided by operating activities was $50.6 million for the nine months ended September 30, 2021 and was due to net income of $17.8 million and adjustments for non-cash items of $42.1 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $9.3 million. The changes in operating assets and liabilities were largely attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Capital expenditures	$(31,453)	$(3,331)
Changes in investments, net	(25,637)	(46,045)
Proceeds from held for sale assets, net of costs to sell	—	9,503
Net cash provided by (used in) investing activities	$(57,090)	$(39,873)

The cash used by investing activities during the nine months ended September 30, 2021 was primarily attributable capital expenditures, as well as net changes in investments. We expect increased capital expenditures associated with the build-out of our newly leased facility in San Jose, California over the next several quarters. In addition, we expect a period of duplicate operating expenses until the transition from our existing facility to our new facility is completed. The cash used in investing activities during the nine months ended September 30, 2020 was primarily attributable to the net changes in investments, as well as capital expenditures, partially offset by the net proceeds from the sale of a non-core product line.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Proceeds from issuance of 2027 Notes, net of issuance costs	$—	$121,946
Purchase of capped calls	—	(10,313)
Repurchase of 2023 Notes	—	(81,240)
Settlement of equity awards, net of withholding taxes	(1,551)	211
Net cash provided by (used in) financing activities	$(1,551)	$30,604

The cash used in financing activities for the nine months ended September 30, 2021 was related to cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan. The cash provided by financing activities for the nine months ended September 30, 2020 was primarily related to the net cash proceeds received from the issuance of the 2027 Notes, partially offset by the cash used to repurchase $88.3 million principal amount of our outstanding 2023 Notes as well as the purchase of the capped call transactions.

Convertible Senior Notes

We have $131.7 million outstanding principal balance of 2.70% convertible senior notes that bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $132.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. Finally, we have $125.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $214.0 million at September 30, 2021. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2021, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $2.1 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 67% and 62% of our total net sales for the three and nine months ended September 30, 2021, respectively, and 64% and 65% for the comparable 2020 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented 3% of total net sales in both the three and nine months ended September 30, 2021, and 7% and 5% for the comparable 2020 periods.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of September 30, 2021. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition (the “Wolther Action”). On August 2 and August 8, 2018, two purported class action complaints substantially similar to the Wolther Action were filed on behalf of different plaintiffs in the same court as the Wolther Action. These cases have been consolidated with the Wolther Action, and a consolidated complaint was filed on December 11, 2018. The consolidated complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. In October 2021, Veeco and the court-appointed class representatives signed an agreement to settle the Wolther Action on a class-wide basis for $15.0 million, subject to court approval and class members’ opportunity to object and opt-out. The settlement amount will be funded by insurance carriers.

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco. The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. Veeco is defending this matter vigorously. On January 25, 2021, the court granted the defendants’ demurrer without leave to amend effecting the dismissal of the case. Plaintiff is appealing the dismissal of its case.

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

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2021.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer