Form 10-Q
period 2022-03-31
VEECO INSTRUMENTS INC
filed 2022-05-09
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 51,243,012 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” Part 1, Item 1A in our 2021 Form 10-K, and the following:

Risks Related to Our Business, Finance and Operations

●	The effects of the COVID-19 pandemic have strained and have negatively impacted our business and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain;

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We may be required to take impairment charges on assets;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

●	Our current debt facilities, including our 2.70% Convertible Senior Notes due 2023 (the “2023 Notes”), our 3.50% Convertible Senior Notes due 2025 (the “2025 Notes”), or our 3.75% Convertible Senior Notes due 2027 (the “2027 Notes”) (the 2023 Notes, 2025 Notes, and 2027 Notes, together, the “Notes”), and our revolving credit facility (the “Credit Facility”), may contain certain restrictions, covenants and repurchase provisions that may limit our ability to raise the funds necessary to meet our working capital needs, which may include the cash conversion of the Notes or repurchase of the Notes for cash upon a fundamental change;

●	The conditional conversion features of the 2023 Notes, 2025 Notes, and 2027 Notes, if triggered, may materially and adversely affect our financial condition and operating results;

●	The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results;

●	Issuance of our common stock, if any, upon conversion of the Notes, as well as the capped call transactions and the hedging activities of the option counterparties, may impair or reduce our ability to utilize our net operating loss carryforwards or our research and development credits carryforwards in the future;

●	The capped call transactions may affect the value of the 2027 Notes and our common stock;

Risks Associated with Operating a Global Business

●	We are exposed to risks of operating businesses outside the United States;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition;

●	We may be unable to obtain required export licenses for the sale of our products;

●	We are exposed to various risks associated with global regulatory requirements;

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and other similar laws;

●	Our operating results may be adversely affected by tightening credit markets;

●	We are subject to foreign currency exchange risks;

Risks Related to Intellectual Property and Cybersecurity

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

Risks Associated with Our Industry

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Certain of our sales are dependent on the demand for consumer electronic products and automobiles, which can experience significant volatility;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operates in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

General Risk Factors

●	The price of our common shares is volatile and could decrease;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations and sustainability requirements;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business; and

●	Changes in accounting pronouncements or taxation rules, practices, or rates may adversely affect our financial results.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$127,624	$119,747
Restricted cash	688	725
Short-term investments	103,277	104,181
Accounts receivable, net	99,479	109,609
Contract assets	25,602	18,293
Inventories	179,066	170,858
Prepaid expenses and other current assets	34,214	25,974
Total current assets	569,950	549,387
Property, plant, and equipment, net	104,128	99,743
Operating lease right-of-use assets	27,800	28,813
Intangible assets, net	31,401	33,905
Goodwill	181,943	181,943
Deferred income taxes	1,639	1,639
Other assets	3,503	3,546
Total assets	$920,364	$898,976

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$56,154	$44,456
Accrued expenses and other current liabilities	80,920	79,752
Customer deposits and deferred revenue	61,893	63,136
Income taxes payable	1,633	1,860
Current portion of long-term debt	20,096	—
Total current liabilities	220,696	189,204
Deferred income taxes	4,780	4,792
Long-term debt	253,840	229,438
Long-term operating lease liabilities	32,410	32,834
Other liabilities	5,068	5,080
Total liabilities	516,794	461,348
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 51,243,012 shares issued and outstanding at March 31, 2022 and 50,652,864 shares issued and outstanding at December 31, 2021	513	507
Additional paid-in capital	1,057,808	1,116,921
Accumulated deficit	(655,412)	(681,283)
Accumulated other comprehensive income	661	1,483
Total stockholders' equity	403,570	437,628
Total liabilities and stockholders' equity	$920,364	$898,976

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2022	2021
Net sales	$156,426	$133,714
Cost of sales	90,413	78,800
Gross profit	66,013	54,914
Operating expenses, net:
Research and development	24,117	21,844
Selling, general, and administrative	22,894	20,255
Amortization of intangible assets	2,504	3,354
Other operating expense (income), net	(19)	46
Total operating expenses, net	49,496	45,499
Operating income	16,517	9,415
Interest income	89	136
Interest expense	(2,892)	(6,759)
Income before income taxes	13,714	2,792
Income tax expense (benefit)	384	298
Net income	$13,330	$2,494

Income per common share:
Basic	$0.27	$0.05
Diluted	$0.24	$0.05

Weighted average number of shares:
Basic	49,614	48,624
Diluted	65,285	53,050

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Net income	$13,330	$2,494
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(819)	11
Change in currency translation adjustments	(3)	(30)
Total other comprehensive income (loss), net of tax	(822)	(19)

Total comprehensive income	$12,508	$2,475

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$13,330	$2,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,240	6,822
Non-cash interest expense	238	3,514
Deferred income taxes	(16)	(4)
Share-based compensation expense	4,481	3,237
Changes in operating assets and liabilities:
Accounts receivable and contract assets	2,821	(6,811)
Inventories	(8,254)	(10,474)
Prepaid expenses and other current assets	(8,240)	(336)
Accounts payable and accrued expenses	14,773	12,612
Customer deposits and deferred revenue	(1,243)	1,672
Income taxes receivable and payable, net	(228)	172
Other, net	886	(2,413)
Net cash provided by (used in) operating activities	24,788	10,485

Cash Flows from Investing Activities
Capital expenditures	(10,918)	(1,953)
Proceeds from the sale of investments	2,260	55,385
Payments for purchases of investments	(2,498)	(52,037)
Net cash provided by (used in) investing activities	(11,156)	1,395

Cash Flows from Financing Activities
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	998	878
Restricted stock tax withholdings	(6,787)	(1,625)
Net cash provided by (used in) financing activities	(5,789)	(747)
Effect of exchange rate changes on cash and cash equivalents	(3)	(30)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,840	11,103
Cash, cash equivalents, and restricted cash - beginning of period	120,472	130,283
Cash, cash equivalents, and restricted cash - end of period	$128,312	$141,386

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,593	$1,803
Income taxes paid	523	240
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	6,253	2,138
Net transfer of inventory to property, plant and equipment	46	—
Right-of-use assets obtained in exchange for lease obligations	258	20,353

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2022 interim quarters end on April 3, July 3, and October 2, and the 2021 interim quarters ended on April 4, July 4, and October 3. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

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

Recently Adopted Accounting Standards

The Company adopted ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2022, using the modified retrospective method for all financial instruments that are outstanding as of the adoption date. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06, such as the Company’s 2023 Notes, 2025 Notes, and 2027 Notes. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments, such as the Company’s 2023 Notes, 2025 Notes, and 2027 Notes.

The adoption of ASU 2020-06 resulted in the following adjustments to the Consolidated Balance Sheets:

	December 31, 2021	Adoption of ASU 2020-06	January 1, 2022

	(in thousands)
Balance Sheet line item:
Long-term debt	$229,438	$44,260	$273,698
Additional paid-in capital	1,116,921	(56,801)	1,060,120
Accumulated deficit	(681,283)	12,541	(668,742)

The adoption of ASU 2020-06 resulted in the following adjustments to the Company’s calculations of basic and diluted income per share for the three months ended March 31, 2022:

	Three months ended March 31, 2022
	Under ASU 2020-06	Under legacy accounting	Difference
Income per common share:
Basic income per common share	$0.27	$0.22	$0.05
Diluted income per common share	0.24	0.20	0.04

The adoption of ASU 2020-06 did not materially impact the Company’s cash flows or compliance with debt covenants.

i

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income Per Common Share

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares used to calculate basic income per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. Upon the adoption of ASU 2020-06 on January 1, 2022, the Company includes the dilutive effect of shares issuable upon conversion of its Notes in the calculation of diluted income per share using the if-converted method. Prior to the adoption of ASU 2020-06, based on the Company’s ability and intent to settle the principal amount of its convertible senior notes in cash, and the excess of the principal portion in shares of its common stock, the Company accounted for the conversion spread using the treasury stock method, and the shares issuable upon conversion of the Notes were not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount and if the effect would be dilutive. The computations of basic and diluted income per share for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income	$13,330	$2,494
Interest expense associated with convertible notes	2,544	—
Net income available to common shareholders	$15,874	$2,494

Denominator:
Basic weighted average shares outstanding	49,614	48,624
Effect of potentially dilutive share-based awards	1,208	1,494
Dilutive effect of convertible notes	14,463	2,932
Diluted weighted average shares outstanding	65,285	53,050

Net income per common share:
Basic	$0.27	$0.05
Diluted	$0.24	$0.05

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	613	878
Maximum potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	504	8,811

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2022
Cash equivalents
Certificate of deposits and time deposits	$53,116	$—	$—	$53,116
Money market cash	208	—	—	208
Total	$53,324	$—	$—	$53,324
Short-term investments
U.S. treasuries	$52,147	$—	$—	$52,147
Government agency securities	—	10,484	—	10,484
Corporate debt	—	39,646	—	39,646
Commercial paper	—	1,000	—	1,000
Total	$52,147	$51,130	$—	$103,277

December 31, 2021
Cash equivalents
Certificate of deposits and time deposits	$41,544	$—	$—	$41,544
Money market cash	121	—	—	121
Total	$41,665	$—	$—	$41,665
Short-term investments
U.S. treasuries	$51,095	$—	$—	$51,095
Government agency securities	—	12,052	—	12,052
Corporate debt	—	40,035	—	40,035
Commercial paper	—	999	—	999
Total	$51,095	$53,086	$—	$104,181

There were no transfers between fair value measurement levels during the three months ended March 31, 2022.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At March 31, 2022 and December 31, 2021, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
March 31, 2022
U.S. treasuries	$52,737	$—	$(590)	$52,147
Government agency securities	10,564	—	(80)	10,484
Corporate debt	40,126	—	(480)	39,646
Commercial paper	1,000	—	—	1,000
Total	$104,427	$—	$(1,150)	$103,277

December 31, 2021
U.S. treasuries	$51,269	$—	$(174)	$51,095
Government agency securities	12,075	—	(23)	12,052
Corporate debt	40,169	—	(134)	40,035
Commercial paper	999	—	—	999
Total	$104,512	$—	$(331)	$104,181

Available-for-sale securities in a loss position at March 31, 2022 and December 31, 2021 consist of:

	March 31, 2022		December 31, 2021
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
U.S. treasuries	$52,147	$(590)	$51,095	$(174)
Government agency securities	10,484	(80)	12,052	(23)
Corporate debt	39,646	(480)	40,035	(134)
Total	$102,277	$(1,150)	$103,182	$(331)

At March 31, 2022 and December 31, 2021, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The contractual maturities of securities classified as available-for-sale at March 31, 2022 were as follows:

	March 31, 2022
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$77,493	$76,943
Due after one year through two years	26,934	26,334
Total	$104,427	$103,277

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses for the three months ended March 31, 2022 and 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.7 million at March 31, 2022 and December 31, 2021. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts.

Inventories

Inventories at March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Materials	$102,296	$96,027
Work-in-process	60,820	54,128
Finished goods	15,950	20,703
Total	$179,066	$170,858

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. The balance as of March 31, 2022 includes a current receivable of $15.0 million for insurance recoveries related to the legal settlement referenced in Note 5, “Commitments and Contingencies.” In addition, Veeco had deposits with its suppliers of $8.4 million and $3.9 million at March 31, 2022 and December 31, 2021, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Land	$5,061	$5,061
Building and improvements	63,973	63,946
Machinery and equipment (1)	149,192	145,656
Leasehold improvements	50,534	45,979
Gross property, plant, and equipment	268,760	260,642
Less: accumulated depreciation and amortization	164,632	160,899
Net property, plant, and equipment	$104,128	$99,743
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three months ended March 31, 2022 and 2021, depreciation expense was $3.7 million and $3.5 million, respectively.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company continues to assess potential triggering events related to the value of its goodwill and concluded that there were no indicators of impairment during the three months ended March 31, 2022.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three months ended March 31, 2022.

The components of purchased intangible assets were as follows:

	March 31, 2022			December 31, 2021
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$327,908	$312,142	$15,766	$327,908	$310,551	$17,357
Customer relationships	146,465	133,581	12,884	146,465	132,970	13,495
Trademarks and tradenames	30,910	28,159	2,751	30,910	27,857	3,053
Other	3,686	3,686	—	3,686	3,686	—
Total	$508,969	$477,568	$31,401	$508,969	$475,064	$33,905

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at March 31, 2022 and December 31, 2021 consist of:

	March 31,	December 31,
	2022	2021

	(in thousands)
Payroll and related benefits	$35,427	$35,712
Warranty	8,207	7,878
Operating lease liabilities	4,376	4,437
Interest	2,744	2,757
Professional fees	2,299	1,467
Legal settlement	15,000	15,000
Sales, use, and other taxes	3,975	4,889
Other	8,892	7,612
Total	$80,920	$79,752

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2022 include:

(in thousands)
Balance - December 31, 2021	$7,878
Warranties issued	1,793
Consumption of reserves	(1,584)
Changes in estimate	120
Balance - March 31, 2022	$8,207

Customer Deposits and Deferred Revenue

Customer deposits totaled $46.4 million and $46.9 million at March 31, 2022 and December 31, 2021, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2021	$16,276
Deferral of revenue	2,386
Recognition of unearned revenue	(3,170)
Balance - March 31, 2022	$15,492

As of March 31, 2022, the Company has approximately $17.1 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 92% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

For the calendar quarter ended March 31, 2022, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until June 30, 2022.

Holders may convert their notes at any time, regardless of the foregoing circumstances, on or after October 15, 2022 with respect to the 2023 Notes, October 15, 2024 with respect to the 2025 Notes, and October 1, 2026 with respect to the 2027 Notes, until the close of business on the business day immediately preceding the respective maturity date.

Accounting for the Notes after the adoption of ASU 2020-06

The Company adopted ASU 2020-06 on January 1, 2022 as further described in Note 1, “Basis of Presentation”. Following the adoption of ASU 2020-06, the Notes are recorded as a single unit within liabilities in the consolidated balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium. Transaction costs of $9.2 million, $1.9 million, and $3.1 million incurred in connection with the issuance of the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, were recorded as direct deductions from the related debt liabilities and recognized as non-cash interest expense using the effective interest method over the expected terms of the Notes.

Accounting for the Notes prior to the adoption of ASU 2020-06

Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion options, prior to the adoption of ASU 2020-06, the Company segregated the liability component of the instruments from the equity components. The liability components were measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the Notes. The calculation of the fair value of the debt components required the use of Level 3 inputs, including utilization of convertible investors’ credit assumptions and high yield bond indices. Fair value was estimated through discounting future interest and principal payments, an income approach, due under the Notes at a discount rate equal to the estimated borrowing rate for similar non-convertible debt, or 7.0%, 8.0%, and 9.1% with respect to the 2023 Notes, 2025 Notes, and 2027 Notes, respectively. The excess of the aggregate face values of the Notes over the estimated fair values of the liability components of $72.5 million, $21.0 million, and $34.2 million with respect to the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, were recognized as debt discounts and recorded as an increase to additional paid-in capital and were to be amortized over the expected lives of the Notes using the effective interest rate method. Amortization of the debt discounts were recognized as non-cash interest expense.

The transaction costs of $9.2 million, $1.9 million, and $3.1 million incurred in connection with the issuance of the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, were allocated to the liability and equity components based on their relative values. Transaction costs allocated to the liability component were being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected terms of the Notes. Transaction costs allocated to the equity component of $1.9 million, $0.3 million, and $0.8 million with respect to the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, reduced the value of the equity components recognized in stockholders' equity.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The carrying value of the 2023 Notes, 2025 Notes and 2027 Notes are as follows:

	March 31, 2022			December 31, 2021
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$20,173	$(77)	$20,096	$20,173	$(967)	$19,206
2025 Notes	132,500	(1,334)	131,166	132,500	(17,302)	115,198
2027 Notes	125,000	(2,326)	122,674	125,000	(29,966)	95,034
Net carrying value	$277,673	$(3,737)	$273,936	$277,673	$(48,235)	$229,438

Total interest expense related to the 2023 Notes, 2025 Notes and 2027 Notes is as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$136	$889
Coupon interest expense - 2025 Notes	1,159	1,159
Coupon interest expense - 2027 Notes	1,172	1,172
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	24	1,365
Amortization of debt discount/transaction costs- 2025 Notes	113	1,162
Amortization of debt discount/transaction costs- 2027 Notes	100	987
Total Interest Expense	$2,704	$6,734

The Company determined the 2023 Notes, 2025 notes, and 2027 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at March 31, 2022 of $20.7 million, $180.0, and $259.9 million, respectively.

Capped Call Transactions

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

Borrowings will bear interest at a floating rate which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.50% to 1.25% or (b) a SOFR rate (with a floor of 0.00%) for the specified interest period plus an applicable rate ranging from 1.50% to 2.25%, in each case, depending on the Company’s Secured Net Leverage Ratio (as defined in the Loan and Security Agreement). The Company will pay an unused commitment fee ranging from 0.25% to 0.35% based on unused capacity under the Credit Facility and the Company’s Secured Net Leverage Ratio. The Company may use the proceeds of borrowings under the Credit Facility to pay transaction fees and expenses, provide for its working capital needs and reimburse drawings under letters of credit and for other general corporate purposes.

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

No amounts were outstanding under the Credit Facility as of March 31, 2022 or December 31, 2021.

Other Liabilities

Other liabilities at March 31, 2022 and December 31, 2021 included (i) medical and dental benefits for former executives of $1.8 million; (ii) asset retirement obligations of $2.8 million; and (iii) income tax payables of $0.4 million.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2022 was 12 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

The following table provides the maturities of lease liabilities at March 31, 2022:

Operating
Leases
(in thousands)
Payments due by period:
2022	$3,665
2023	4,099
2024	3,887
2025	3,317
2026	3,496
Thereafter	35,960
Total future minimum lease payments	54,424
Less: Imputed interest	(17,638)
Total	$36,786

Reported as of March 31, 2022
Accrued expenses and other current liabilities	$4,376
Long-term operating lease liabilities	32,410
Total	$36,786

Operating lease cost for the three months ended March 31, 2022 and 2021 were $1.9 million and $1.3 million, respectively. Variable lease cost for the three months ended March 31, 2022 and 2021 were $0.5 million and $0.4 million, respectively. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the three months ended March 31, 2022 and 2021 were $1.9 million and $1.7 million, respectively.

Purchase Commitments

Veeco has purchase commitments of $235.4 million at March 31, 2022, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2022, outstanding bank guarantees and standby letters of credit totaled $5.3 million, and unused bank guarantees and letters of credit of $17.4 million were available to be drawn upon.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Legal Proceedings

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition (the “Wolther Action”). On August 2 and August 8, 2018, two purported class action complaints substantially similar to the Wolther Action were filed on behalf of different plaintiffs in the same court as the Wolther Action. These cases have been consolidated with the Wolther Action, and a consolidated complaint was filed on December 11, 2018. The consolidated complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. In October 2021, Veeco and the court-appointed class representatives signed an agreement to settle the Wolther Action on a class-wide basis for $15.0 million, subject to court approval and class members’ opportunity to object and opt-out, which is included within “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. The settlement amount will be funded by insurance carriers, the receivable for which is included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco. The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. Veeco is defending this matter vigorously. On January 25, 2021, the court granted the defendants’ demurrer without leave to amend effecting the dismissal of the case. On March 26, 2021, plaintiff filed its notice of appeal of the trial court’s order granting defendants’ demurrer without leave to amend. In April 2022, Veeco and plaintiff reached an agreement in principle to settle the Derivative Action subject to court approval. As part of the settlement and subject to court approval, Veeco will make certain revisions to its internal Disclosure Committee Charter and its director education program. The agreement also provides that, subject to court approval, plaintiff will receive $0.3 million for fees and expenses. This amount will be funded by insurance that Veeco maintains in the normal course of its business.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Company did not have any outstanding derivative contracts at March 31, 2022 or December 31, 2021. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the three months ended March 31, 2022 and 2021.

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2021	50,653	$507	$1,116,921	$(681,283)	$1,483	$437,628
Cumulative effect of change in accounting principle - adoption of ASU 2020-06	—	—	(56,801)	12,541	—	(44,260)
Net income	—	—	—	13,330	—	13,330
Other comprehensive income (loss), net of tax	—	—	—	—	(822)	(822)
Share-based compensation expense	—	—	4,481	—	—	4,481
Net issuance under employee stock plans	590	6	(6,793)	—	—	(6,787)
Balance at March 31, 2022	51,243	$513	$1,057,808	$(655,412)	$661	$403,570

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2020	49,724	$497	$1,113,352	$(707,321)	$1,846	$408,374
Net income	—	—	—	2,494	—	2,494
Other comprehensive income (loss), net of tax	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	3,237	—	—	3,237
Net issuance under employee stock plans	459	5	(1,630)	—	—	(1,625)
Balance at March 31, 2021	50,183	$502	$1,114,959	$(704,827)	$1,827	$412,461

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2021	$1,814	$(331)	$1,483
Other comprehensive income (loss)	(3)	(819)	(822)
Balance - March 31, 2022	$1,811	$(1,150)	$661

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2022 and 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 8 — Share-based Compensation

Restricted share awards are issued to employees and board of directors that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over one to four years and may entitle holders to dividends and voting rights. Other types of share-based compensation include performance share awards, performance share units, and restricted share units (collectively with restricted share awards, “restricted shares”), as well as options to purchase common stock.

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021

	(in thousands)
Cost of sales	$938	$495
Research and development	1,257	817
Selling, general, and administrative	2,286	1,925
Total	$4,481	$3,237

For the three months ended March 31, 2022, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2021	443	$32.15
Expired	(4)	31.01
Balance - March 31, 2022	439	32.16

For the three months ended March 31, 2022, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2021	2,083	$17.33
Granted	896	32.60
Performance award adjustments	85	14.03
Vested	(600)	15.53
Forfeited	(23)	17.53
Balance - March 31, 2022	2,441	23.26

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At March 31, 2022, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods.

Income before income taxes and income tax expense (benefit) for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)
Income before income taxes	$13,714	$2,792
Income tax expense (benefit)	$384	$298

The Company’s tax expense for the three months ended March 31, 2022 was $0.4 million, compared to $0.3 million for the comparable prior period. The 2022 tax expense included an expense of $0.3 million related to the Company’s non-U.S. operations and $0.1 million related to the Company’s domestic operations. The 2021 tax expense included an expense of $0.2 million related to the Company’s non-U.S. operations and $0.1 million related to the Company’s domestic operations. For the three months ended March 31, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-US operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets.

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

Sales by end-market and geographic region for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)
Sales by end-market
Semiconductor	$77,620	$51,631
Compound Semiconductor	37,109	24,751
Data Storage	21,595	40,980
Scientific & Other	20,102	16,352
Total	$156,426	$133,714
Sales by geographic region
United States	$47,471	$45,162
EMEA(1)	21,425	13,625
China	30,381	20,007
Rest of APAC	56,922	54,877
Rest of World	227	43
Total	$156,426	$133,714
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

COVID-19 Update

As a result of the continued COVID-19 pandemic, governmental authorities and businesses continue to implement numerous and constantly evolving measures to limit the spread of the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, vaccine mandates, and business shutdowns. We have important manufacturing operations in the U.S. and Singapore, and sales and support operations in China, Germany, Japan, Malaysia, Philippines, Singapore, South Korea, Thailand, Taiwan and the United Kingdom, all of which continue to be affected by the COVID-19 pandemic.

Measures providing for business shutdowns generally exclude certain essential services, and those essential services include critical infrastructure and the businesses that support that critical infrastructure. Our operations are considered part of the critical and essential infrastructure defined by applicable government authorities, and, although governmental measures to contain the pandemic may be modified or extended, our manufacturing facilities remain open. We believe our diverse product offerings and the critical nature of certain of our products for infrastructure continue to insulate us, to some extent, from the ongoing adverse effects of the pandemic; however, a prolonged economic downturn will adversely affect our customers, which could have a material adverse effect on our revenues, particularly if customers from whom we derive a significant amount of revenue reduce or delay purchases to mitigate the impacts of the pandemic or fail to make payments to us on time or at all.

We serve a global and highly interconnected customer base across the Asia-Pacific region, Europe, and North America. Our net sales to customers located outside of the United States represented approximately 70% of our total net sales for the three months ended March 31, 2022, and 62% and 68% for the years ended December 31, 2021 and 2020, respectively, and we expect that net sales to customers outside the United States will continue to represent a significant percentage of our total net sales. As a result, our business will be adversely impacted by further deterioration in global economic conditions, particularly in markets in Asia and Europe.

We are also seeing the effects of the macroeconomic inflationary cost environment and supply chain disruptions due to strained transportation capacity, labor shortages, and high global demand. These effects include longer lead times and increased costs. We are taking proactive steps to manage the impact on our business, including buying in advance and re-sourcing components on a more frequent basis. We continue to monitor our global supply chain and may experience additional disruptions in future periods, which could cause challenges in our ability to obtain raw materials or components required to manufacture our products.

Like many in our industry, we are managing through the effects of the COVID-19 pandemic. Although the full extent of the COVID-19 pandemic’s impact on our business, results of operations, supply chain, and growth cannot be predicted or quantified, we proactively identified potential challenges to our business and have been executing business continuity activities to manage disruptions in our business and continue to provide critical infrastructure to our customers. In response to the pandemic, we continue or intend to take the following steps, among others, to keep our employees safe, minimize the spread of the virus, and serve our customers:

●	maintain flexible health and safety protocols in response to local circumstances at our manufacturing facilities, including extensively and frequently disinfecting our facilities and providing protective equipment;

●	continue remote working arrangements for employees that do not need to be physically present on the manufacturing floor or at customer facilities;

●	implement virtual meetings, customer demos, and factory acceptances where feasible to enable customers to review data and performance of their system in our factory remotely via live video;

●	perform service and support activities remotely where feasible to resolve customer issues and enable our customers to maintain their operations;

●	proactively identify gaps in our supply chain and re-source components in order to maintain our customer shipment commitments and mitigate single points of failure;

●	monitor our IT systems and implementing contingency and disaster recovery plans to support our IT infrastructure to ensure that our systems remain continuously operative; and

●	continue to monitor and, if necessary, reduce our operating expenses and capital expenditures to maintain financial flexibility and profit margins.

While these steps have been effective so far, there could be additional challenges ahead that may impact either our operations or those of our customers, which could have a negative effect on our financial performance, including productivity and capacity impacts as a result of the ongoing pandemic. We expect these measures to continue until we determine that the COVID-19 pandemic is adequately contained for the purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers and suppliers. As a result, we may incur additional expenses in future periods in response to the pandemic, which could adversely affect our financial position, results of operations, or cash flows. In addition, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees and customers, and mitigate the impact of the pandemic on our business.

Business Update

We categorize our revenue by the end-markets into which we sell. Our four end-markets are: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other.

Sales in the Semiconductor market grew significantly both from the prior quarter and from the year ago quarter, driven by our laser annealing systems for logic devices, lithography systems for Advanced Packaging and multiple Ion Beam deposition chambers for EUV mask blanks. We continue to build momentum for our laser annealing solutions with advanced node logic customers and have been named production tool of record for an application step with a third leading-edge logic customer. We continue to innovate and have been working with DRAM manufacturers and existing logic customers on their next manufacturing nodes. We also continue to deliver our laser annealing systems to trailing node logic manufacturers. Our lithography systems for Advanced Packaging are aligned with longer-term growth of FOWLP and other Advanced Packaging applications. We view our AP lithography product line as a key enabler for our customers as they seek to improve device performance. Additionally, the ongoing adoption of EUV Lithography for advanced node, semiconductor manufacturing continues to drive demand for our mask blank systems. During the first quarter, we announced that a third customer has entered the EUV mask blank market by ordering an ion beam deposition system from us. Overall, our technology and market strategy are well aligned with trends such as artificial intelligence, mobile connectivity and high-performance computing that drive the Semiconductor market. We expect continued growth in this market.

We address the Compound Semiconductor market with a broad portfolio of technologies including primarily Wet Processing and MOCVD, along with MBE and Ion Beam, all of which have been developed to support emerging applications such as 5G driven RF device/filter manufacturing, Gallium Nitride power electronics, and photonics applications including edge-emitting lasers and micro-LEDs. Sales in the Compound Semiconductor market increased over the prior quarter and from the year ago quarter. We shipped systems for RF Devices, power electronics and micro-LED applications such as augmented & virtual reality and large displays, and we expect future growth to come from MOCVD and other system shipments in the Photonics market.

Sales in the Data Storage market have been growing for several years, primarily driven by shipments of Ion Beam systems. Demand for our Ion Beam products was driven by cloud-based storage growth. In order to be successful, hard disk drive manufacturers are required increase drive capacity by manufacturing drives with an increasing number of heads and increasing aerial density. After multiple years of customers accelerating their capacity additions, we expect a period of slowing capacity adds by our data storage customers, resulting in an expected revenue decline in our data storage business in 2022 from recent levels. With data proliferation forecasted to continue to grow, however, we feel confident about the long-term prospects of our Data Storage business and are optimistic 2023 will be a growth year.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. Revenue increased both over the prior quarter and from the year ago quarter. We are seeing near term strength due to pent-up demand in this market, but expect long-term growth to be in line with GDP.

Macroeconomic challenges across the industry, including in particular supply chain constraints, have been well publicized. Parts shortages have required that we plan further ahead than usual, and we have undertaken efforts to increase our purchase commitments to secure critical components in a timely manner. While we have been able to meet our financial targets for the quarter and fulfil our customers’ most critical demands, material lead times continue to be a challenge with respect to our supply chain, limiting our ability to fulfil some of our customers’ demands in a timely manner, as many of our peers have also been experiencing. Additionally, we are experiencing increasing labor, logistics, and material costs, creating additional gross margin pressures. We expect supply shortages and related challenges to persist during 2022, and we continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps in an effort to ensure continuity of supply.

Overall, given strong backlog in our semiconductor and compound semiconductor markets, along with our customer engagements and order activity, we continue to expect revenue growth in 2022, despite the ongoing supply chain challenges, as we make progress toward our long-term financial target model.

Results of Operations

For the three months ended March 31, 2022 and 2021

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Net sales	$156,426	100%	$133,714	100%	$22,712	17%
Cost of sales	90,413	58%	78,800	59%	11,613	15%
Gross profit	66,013	42%	54,914	41%	11,099	20%
Operating expenses, net:
Research and development	24,117	15%	21,844	16%	2,273	10%
Selling, general, and administrative	22,894	15%	20,255	15%	2,639	13%
Amortization of intangible assets	2,504	2%	3,354	3%	(850)	(25)%
Other operating expense (income), net	(19)	-	46	-	(65)	*
Total operating expenses, net	49,496	32%	45,499	34%	3,997	9%
Operating income	16,517	11%	9,415	7%	7,102	75%
Interest income (expense), net	(2,803)	(2)%	(6,623)	(5)%	3,820	(58)%
Income before income taxes	13,714	9%	2,792	2%	10,922	*
Income tax expense (benefit)	384	-	298	-	86	29%
Net income	$13,330	9%	$2,494	2%	$10,836	*
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended March 31,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$77,620	49%	$51,631	39%	$25,989	50%
Compound Semiconductor	37,109	24%	24,751	18%	12,358	50%
Data Storage	21,595	14%	40,980	31%	(19,385)	(47)%
Scientific & Other	20,102	13%	16,352	12%	3,750	23%
Total	$156,426	100%	$133,714	100%	$22,712	17%
Sales by geographic region
United States	$47,471	30%	$45,162	34%	$2,309	5%
EMEA	21,425	14%	13,625	10%	7,800	57%
China	30,381	19%	20,007	15%	10,374	52%
Rest of APAC	56,922	37%	54,877	41%	2,045	4%
Rest of World	227	-	43	-	184	*
Total	$156,426	100%	$133,714	100%	$22,712	17%
*	Not meaningful

Sales increased for the three months ended March 31, 2022 against the comparable prior year period, primarily in the Semiconductor and Compound Semiconductor markets, partially offset by a decline in the Data Storage market. By geography, sales increased across all regions. Sales in the Rest of APAC region for the three months ended March 31, 2022 included sales in Singapore and Taiwan of $23.9 million and $17.2 million, respectively. Sales in the Rest of APAC region for the three months ended March 31, 2021 included sales in Taiwan, South Korea, and Thailand of $18.6 million, $10.8 million, and $9.2 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended March 31, 2022, gross profit increased against the comparable prior period primarily due to an increase in sales volume, as well as a slight increase in gross margins. Gross margins increased principally due to product and region mix of sales in the period, partially offset by increased logistics costs, as well as an increase in spending as we invested in service infrastructure and capacity expansion to meet the growing demands for our semiconductor product lines and supporting our evaluation systems at customers. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended March 31, 2022 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets. However, expenses as a percentage of revenue have decreased when compared to the prior period.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended March 31, 2022 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. However, expenses as a percentage of revenue have remained flat when compared to the prior year period. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we are currently experiencing duplicate operating expenses for the transition from our existing facility in San Jose, California to our new leased facility, and will continue to do so until this transition is completed over the next several quarters.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2021.

Interest Income (Expense)

We recorded net interest expense of $2.8 million for the three months ended March 31, 2022, compared to $6.6 million for the comparable prior year period. The decrease in interest expense was primarily related to the adoption of ASU 2020-06, as non-cash charges related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes decreased approximately $3.3 million for the three months ended March 31, 2022 against the comparable prior period. Additionally, cash interest expense on the Notes decreased approximately $0.8 million from the comparable prior period due to the partial repurchase of the 2023 Notes in November 2021.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended March 31, 2022 was $0.4 million, compared to $0.3 million for the comparable prior year period. The 2022 tax expense included an expense of $0.3 million related to our non-U.S. operations and $0.1 million related to our domestic operations, compared to the comparable period in 2021 when the expense included a $0.2 million expense related to our non-U.S. operations and $0.1 million related to our domestic operations.

For the three months ended March 31, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-U.S operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$127,624	$119,747
Restricted cash	688	725
Short-term investments	103,277	104,181
Total	$231,589	$224,653

At March 31, 2022 and December 31, 2021, cash and cash equivalents of $52.5 million and $38.3 million, respectively, were held outside the United States. As of March 31, 2022, we had $14.3 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $5.7 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States.

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

A summary of the cash flow activity for the three months ended March 31, 2022 and 2021 is as follows:

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net income	$13,330	$2,494
Non-cash items:
Depreciation and amortization	6,240	6,822
Non-cash interest expense	238	3,514
Deferred income taxes	(16)	(4)
Share-based compensation expense	4,481	3,237
Changes in operating assets and liabilities	515	(5,578)
Net cash provided by (used in) operating activities	$24,788	$10,485

Net cash provided by operating activities was $24.8 million for the three months ended March 31, 2022 and was due to net income of $13.3 million, adjustments for non-cash items of $10.9 million, and an increase in cash flow from changes in operating assets and liabilities of $0.5 million. The changes in operating assets and liabilities were largely attributable to increases in inventories and prepaid expenses and other current assets, partially offset by increases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Capital expenditures	$(10,918)	$(1,953)
Changes in investments, net	(238)	3,348
Net cash provided by (used in) investing activities	$(11,156)	$1,395

The cash used by investing activities during the three months ended March 31, 2022 was primarily attributable capital expenditures. We experienced increased capital expenditures as we finalized the build-out of our newly leased facility in San Jose, California. We expect a period of some duplicate operating expenses until the transition from our pre-existing facility to our new facility is completed. The cash provided by investing activities during the three months ended March 31, 2021 was primarily attributable to the net changes in investments, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(5,789)	$(747)
Net cash provided by (used in) financing activities	$(5,789)	$(747)

The cash used in financing activities for the three months ended March 31, 2022 and 2021 was related to cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes

We have $20.2 million outstanding principal balance of 2.70% convertible senior notes that bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $132.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. Finally, we have $125.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $103.3 million at March 31, 2022. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2022, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.7 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 70% and 66% of our total net sales for the three months ended March 31, 2022 and 2021, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 3% of total net sales for both the three months ended March 31, 2022 and 2021.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2022. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco. The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. Veeco is defending this matter vigorously. On January 25, 2021, the court granted the defendants’ demurrer without leave to amend effecting the dismissal of the case. On March 26, 2021, plaintiff filed its notice of appeal of the trial court’s order granting defendants’ demurrer without leave to amend. In April 2022, Veeco and plaintiff reached an agreement in principle to settle the Derivative Action subject to court approval. As part of the settlement and subject to court approval, Veeco will make certain revisions to its internal Disclosure Committee Charter and its director education program. The agreement also provides that, subject to court approval, plaintiff will receive $0.3 million for fees and expenses. This amount will be funded by insurance that Veeco maintains in the normal course of its business.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our 2021 Form 10-K. There have been no material changes from the risk factors previously disclosed, except as follows:

We are exposed to risks of operating businesses outside the United States.

A majority of our sales are to customers, and significant elements of our supply chain are from suppliers, who are located outside of the United States, which we expect to continue in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the United States, many of which are beyond our control including:

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

Global conditions and other factors, such as the COVID-19 pandemic, the current conflict in Ukraine, and attendant transportation and freight cost challenges, have resulted in, and may continue to result in, a shortage of parts, materials and services needed to manufacture and timely deliver our products.  These conditions have negatively impacted our suppliers’ ability to meet our demand requirements and, in turn, our ability to satisfy our customer demand.  Parts shortages have required, and may continue to require, that we plan ahead further than usual, and increase our purchase commitments to secure critical components in a timely manner.  These challenges, together with other challenges associated with operating an international business, may adversely affect our ability to recognize revenue, our gross margins on the revenue we do recognize, and our other operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.				*
10.2	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2022.

Veeco Instruments Inc.

By:	/S/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer