Form 10-Q
period 2022-06-30
VEECO INSTRUMENTS INC
filed 2022-08-08
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 51,425,233 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” in Part 1, Item 1A of our 2021 Form 10-K, those included within Item 1A of our quarterly report on Form 10-Q for the quarter ending March 31, 2022, and the following:

Risks Related to Our Business, Finance and Operations

●	The effects of the COVID-19 pandemic have strained and have negatively impacted our business and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain;

●	Unfavorable market conditions, coupled with ongoing supply chain challenges and inflationary pressures, have adversely affected, and may continue to adversely affect, our operating results;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We may be required to take impairment charges on assets;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult;

●	Our current debt facilities, including our 2.70% Convertible Senior Notes due 2023 (the “2023 Notes”), our 3.50% Convertible Senior Notes due 2025 (the “2025 Notes”), or our 3.75% Convertible Senior Notes due 2027 (the “2027 Notes”) (the 2023 Notes, 2025 Notes, and 2027 Notes, together, the “Notes”), and our revolving credit facility (the “Credit Facility”), may contain certain restrictions, covenants and repurchase provisions that

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$116,916	$119,747
Restricted cash	727	725
Short-term investments	113,159	104,181
Accounts receivable, net	126,881	109,609
Contract assets	17,367	18,293
Inventories	176,491	170,858
Prepaid expenses and other current assets	17,743	25,974
Total current assets	569,284	549,387
Property, plant, and equipment, net	105,031	99,743
Operating lease right-of-use assets	26,405	28,813
Intangible assets, net	28,896	33,905
Goodwill	181,943	181,943
Deferred income taxes	1,639	1,639
Other assets	3,454	3,546
Total assets	$916,652	$898,976

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$47,074	$44,456
Accrued expenses and other current liabilities	56,918	79,752
Customer deposits and deferred revenue	74,560	63,136
Income taxes payable	1,598	1,860
Current portion of long-term debt	20,120	—
Total current liabilities	200,270	189,204
Deferred income taxes	4,774	4,792
Long-term debt	254,055	229,438
Long-term operating lease liabilities	31,772	32,834
Other liabilities	5,044	5,080
Total liabilities	495,915	461,348
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 51,425,233 shares issued and outstanding at June 30, 2022 and 50,652,864 shares issued and outstanding at December 31, 2021	515	507
Additional paid-in capital	1,065,590	1,116,921
Accumulated deficit	(645,757)	(681,283)
Accumulated other comprehensive income	389	1,483
Total stockholders' equity	420,737	437,628
Total liabilities and stockholders' equity	$916,652	$898,976

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$163,999	$146,344	$320,425	$280,059
Cost of sales	99,732	86,178	190,146	164,978
Gross profit	64,267	60,166	130,279	115,081
Operating expenses, net:
Research and development	26,016	22,553	50,133	44,398
Selling, general, and administrative	22,950	21,466	45,844	41,722
Amortization of intangible assets	2,505	2,976	5,009	6,330
Other operating expense (income), net	(27)	(81)	(47)	(36)
Total operating expenses, net	51,444	46,914	100,939	92,414
Operating income	12,823	13,252	29,340	22,667
Interest income	213	235	302	370
Interest expense	(2,848)	(6,820)	(5,740)	(13,578)
Income before income taxes	10,188	6,667	23,902	9,459
Income tax expense (benefit)	533	319	917	617
Net income	$9,655	$6,348	$22,985	$8,842

Income per common share:
Basic	$0.19	$0.13	$0.46	$0.18
Diluted	$0.18	$0.12	$0.43	$0.17

Weighted average number of shares:
Basic	49,697	48,743	49,702	48,758
Diluted	59,455	53,942	59,521	53,539

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$9,655	$6,348	$22,985	$8,842
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(224)	(15)	(1,043)	(4)
Change in currency translation adjustments	(48)	(9)	(51)	(39)
Total other comprehensive income (loss), net of tax	(272)	(24)	(1,094)	(43)

Total comprehensive income	$9,383	$6,324	$21,891	$8,799

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$22,985	$8,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,749	13,189
Non-cash interest expense	477	7,100
Deferred income taxes	(18)	17
Share-based compensation expense	10,759	7,605
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(16,346)	(21,158)
Inventories	(5,873)	(18,298)
Prepaid expenses and other current assets	8,231	4,489
Accounts payable and accrued expenses	(17,613)	14,046
Customer deposits and deferred revenue	11,424	3,334
Income taxes receivable and payable, net	(263)	449
Other, net	1,657	1,114
Net cash provided by (used in) operating activities	28,169	20,729

Cash Flows from Investing Activities
Capital expenditures	(15,420)	(9,082)
Proceeds from the sale of investments	23,335	130,398
Payments for purchases of investments	(33,876)	(156,020)
Net cash provided by (used in) investing activities	(25,961)	(34,704)

Cash Flows from Financing Activities
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	2,129	1,865
Restricted stock tax withholdings	(7,115)	(2,747)
Net cash provided by (used in) financing activities	(4,986)	(882)
Effect of exchange rate changes on cash and cash equivalents	(51)	(39)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,829)	(14,896)
Cash, cash equivalents, and restricted cash - beginning of period	120,472	130,283
Cash, cash equivalents, and restricted cash - end of period	$117,643	$115,387

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,037	$4,160
Income taxes paid (refunds received)	1,083	(196)
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	6,464	15,400
Net transfer of inventory to property, plant and equipment	237	—
Right-of-use assets obtained in exchange for lease obligations	258	20,353

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

The Company may receive customer deposits on system transactions. The timing of the transfer of goods or services related to the deposits is either at the discretion of the customer or generally expected to be within one year from the deposit receipt. As such, the Company does not adjust transaction prices for the time value of money. Incremental direct costs incurred related to the acquisition of a customer contract, such as sales commissions, are expensed as incurred since the expected amortization period is one year or less.

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

The adoption of ASU 2020-06 resulted in the following adjustments to the Company’s calculations of basic and diluted income per share for the three and six months ended June 30, 2022:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Under	Under		Under	Under
	ASU 2020-06	legacy accounting	Difference	ASU 2020-06	legacy accounting	Difference
Income per common share:
Basic income per common share	$0.19	$0.15	$0.04	$0.46	$0.37	$0.09
Diluted income per common share	0.18	0.14	0.04	0.43	0.33	0.10

The adoption of ASU 2020-06 did not materially impact the Company’s cash flows or compliance with debt covenants.

i

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income Per Common Share

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares used to calculate basic income per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. Upon the adoption of ASU 2020-06 on January 1, 2022, the Company includes the dilutive effect of shares issuable upon conversion of its Notes in the calculation of diluted income per share using the if-converted method. Prior to the adoption of ASU 2020-06, based on the Company’s ability and intent to settle the principal amount of its convertible senior notes in cash, and the excess of the principal portion in shares of its common stock, the Company accounted for the conversion spread using the treasury stock method, and the shares issuable upon conversion of the Notes were not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount and if the effect would be dilutive. The computations of basic and diluted income per share for the three months and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income	$9,655	$6,348	$22,985	$8,842
Interest expense associated with convertible notes	1,273	—	2,546	—
Net income available to common shareholders	$10,928	$6,348	$25,531	$8,842

Denominator:
Basic weighted average shares outstanding	49,697	48,743	49,702	48,758
Effect of potentially dilutive share-based awards	816	1,707	877	1,553
Dilutive effect of convertible notes	8,942	3,492	8,942	3,228
Diluted weighted average shares outstanding	59,455	53,942	59,521	53,539

Net income per common share:
Basic	$0.19	$0.13	$0.46	$0.18
Diluted	$0.18	$0.12	$0.43	$0.17

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	987	449	645	452
Maximum potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	6,025	8,811	6,025	8,811

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2022
Cash equivalents
Certificate of deposits and time deposits	$46,720	$—	$—	$46,720
Money market cash	319	—	—	319
Total	$47,039	$—	$—	$47,039
Short-term investments
U.S. treasuries	$57,008	$—	$—	$57,008
Government agency securities	—	15,183	—	15,183
Corporate debt	—	39,082	—	39,082
Commercial paper	—	1,886	—	1,886
Total	$57,008	$56,151	$—	$113,159

December 31, 2021
Cash equivalents
Certificate of deposits and time deposits	$41,544	$—	$—	$41,544
Money market cash	121	—	—	121
Total	$41,665	$—	$—	$41,665
Short-term investments
U.S. treasuries	$51,095	$—	$—	$51,095
Government agency securities	—	12,052	—	12,052
Corporate debt	—	40,035	—	40,035
Commercial paper	—	999	—	999
Total	$51,095	$53,086	$—	$104,181

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

There were no transfers between fair value measurement levels during the three months and six months ended June 30, 2022.

At June 30, 2022 and December 31, 2021, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
June 30, 2022
U.S. treasuries	$57,697	$—	$(689)	$57,008
Government agency securities	15,291	—	(108)	15,183
Corporate debt	39,659	—	(577)	39,082
Commercial paper	1,886	—	—	1,886
Total	$114,533	$—	$(1,374)	$113,159

December 31, 2021
U.S. treasuries	$51,269	$—	$(174)	$51,095
Government agency securities	12,075	—	(23)	12,052
Corporate debt	40,169	—	(134)	40,035
Commercial paper	999	—	—	999
Total	$104,512	$—	$(331)	$104,181

Available-for-sale securities in a loss position at June 30, 2022 and December 31, 2021 consist of:

	June 30, 2022				December 31, 2021
	Continuous Loss Position		Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More		for Less than 12 Months
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
U.S. treasuries	$57,008	$(689)	$—	$—	$51,095	$(174)
Government agency securities	12,585	(100)	2,598	(8)	12,052	(23)
Corporate debt	36,313	(508)	2,769	(69)	40,035	(134)
Total	$105,906	$(1,297)	$5,367	$(77)	$103,182	$(331)

At December 31, 2021, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The contractual maturities of securities classified as available-for-sale at June 30, 2022 were as follows:

	June 30, 2022
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$102,309	$101,262
Due after one year through two years	12,224	11,897
Total	$114,533	$113,159

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses for the six months ended June 30, 2022 and 2021.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.7 million at June 30, 2022 and December 31, 2021. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts.

Inventories

Inventories at June 30, 2022 and December 31, 2021 consist of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Materials	$105,262	$96,027
Work-in-process	63,370	54,128
Finished goods	7,859	20,703
Total	$176,491	$170,858

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. In addition, Veeco had deposits with its suppliers of $7.4 million and $3.9 million at June 30, 2022 and December 31, 2021, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2022 and December 31, 2021 consist of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Land	$5,061	$5,061
Building and improvements	63,973	63,946
Machinery and equipment (1)	153,794	145,656
Leasehold improvements	50,404	45,979
Gross property, plant, and equipment	273,232	260,642
Less: accumulated depreciation and amortization	168,201	160,899
Net property, plant, and equipment	$105,031	$99,743
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and six months ended June 30, 2022, depreciation expense was $4.0 million and $7.7 million, respectively, and $3.5 million and $6.9 million, respectively, for the comparable 2021 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company continues to assess potential triggering events related to

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

the value of its goodwill and concluded that there were no indicators of impairment during the six months ended June 30, 2022.

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three and six months ended June 30, 2022.

The components of purchased intangible assets were as follows:

	June 30, 2022			December 31, 2021
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$327,908	$313,735	$14,173	$327,908	$310,551	$17,357
Customer relationships	146,465	134,192	12,273	146,465	132,970	13,495
Trademarks and tradenames	30,910	28,460	2,450	30,910	27,857	3,053
Other	3,686	3,686	—	3,686	3,686	—
Total	$508,969	$480,073	$28,896	$508,969	$475,064	$33,905

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at June 30, 2022 and December 31, 2021 consist of:

	June 30,	December 31,
	2022	2021

	(in thousands)
Payroll and related benefits	$26,644	$35,712
Warranty	8,540	7,878
Operating lease liabilities	4,110	4,437
Interest	2,757	2,757
Professional fees	2,862	1,467
Legal settlement	300	15,000
Sales, use, and other taxes	4,403	4,889
Other	7,302	7,612
Total	$56,918	$79,752

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2022 include:

(in thousands)
Balance - December 31, 2021	$7,878
Warranties issued	4,109
Consumption of reserves	(3,294)
Changes in estimate	(153)
Balance - June 30, 2022	$8,540

Customer Deposits and Deferred Revenue

Customer deposits totaled $57.8 million and $46.9 million at June 30, 2022 and December 31, 2021, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2021	$16,276
Deferral of revenue	5,284
Recognition of unearned revenue	(4,747)
Balance - June 30, 2022	$16,813

As of June 30, 2022, the Company has approximately $40.5 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 18% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

For the calendar quarter ended June 30, 2022, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until September 30, 2022.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The carrying value of the 2023 Notes, 2025 Notes and 2027 Notes are as follows:

	June 30, 2022			December 31, 2021
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$20,173	$(53)	$20,120	$20,173	$(967)	$19,206
2025 Notes	132,500	(1,220)	131,280	132,500	(17,302)	115,198
2027 Notes	125,000	(2,225)	122,775	125,000	(29,966)	95,034
Net carrying value	$277,673	$(3,498)	$274,175	$277,673	$(48,235)	$229,438

Total interest expense related to the 2023 Notes, 2025 Notes and 2027 Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$136	$889	$272	$1,778
Coupon interest expense - 2025 Notes	1,159	1,159	2,318	2,319
Coupon interest expense - 2027 Notes	1,172	1,172	2,344	2,344
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	24	1,390	48	2,754
Amortization of debt discount/transaction costs- 2025 Notes	114	1,185	226	2,348
Amortization of debt discount/transaction costs- 2027 Notes	101	1,011	202	1,998
Total Interest Expense	$2,706	$6,806	$5,410	$13,541

The Company determined the 2023 Notes, 2025 notes, and 2027 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at June 30, 2022 of $20.0 million, $148.0, and $197.7 million, respectively.

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

Borrowings will bear interest at a floating rate which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.50% to 1.25% or (b) a Secured Overnight Financing Rate (“SOFR”) (with a floor of 0.00%) for the specified interest period plus an applicable rate ranging from 1.50% to 2.25%, in each case, depending on the Company’s Secured Net Leverage Ratio (as defined in the Loan and Security Agreement). The Company will pay an unused commitment fee ranging from 0.25% to 0.35% based on unused capacity under the Credit Facility and the Company’s Secured Net Leverage Ratio. The Company may use the proceeds of borrowings under the Credit Facility to pay transaction fees and expenses, provide for its working capital needs and reimburse drawings under letters of credit and for other general corporate purposes.

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

The Loan and Security Agreement contains financial maintenance covenants that require the Borrower to maintain an Interest Coverage Ratio (as defined in the Loan and Security Agreement) of not less than 3.00 to 1.00, a Total Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 4.50 to 1.00, and a Secured Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 2.50 to 1.00, in each case, tested at the end of each fiscal quarter commencing with the fiscal quarter ending June 30, 2022. The Loan and Security Agreement also provides for a number of customary events of default, including, among others: payment defaults to the lenders; voluntary and involuntary bankruptcy proceedings; covenant defaults; material inaccuracies of representations and warranties; certain change of control events; material money judgments; and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement.

No amounts were outstanding under the Credit Facility as of June 30, 2022 or December 31, 2021.

Other Liabilities

Other liabilities at June 30, 2022 and December 31, 2021 included (i) medical and dental benefits for former executives of $1.8 million; (ii) asset retirement obligations of $2.8 million; and (iii) income tax payables of $0.4 million.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2022 was 12 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

The following table provides the maturities of lease liabilities at June 30, 2022:

Operating
Leases
(in thousands)
Payments due by period:
2022	$2,296
2023	4,069
2024	3,864
2025	3,307
2026	3,488
Thereafter	35,961
Total future minimum lease payments	52,985
Less: Imputed interest	(17,103)
Total	$35,882

Reported as of June 30, 2022
Accrued expenses and other current liabilities	$4,110
Long-term operating lease liabilities	31,772
Total	$35,882

Operating lease cost for the three and six months ended June 30, 2022 were $1.8 million and $3.7 million, respectively, and $1.8 million and $3.1 million, respectively, for the comparable 2021 periods. Variable lease cost for the three and six months ended June 30, 2022 were $0.5 million and $1.0 million, respectively, and $0.4 million and $0.9 million, respectively, for the comparable 2021 periods. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the six months ended June 30, 2022 and 2021 were $3.8 million and $3.3 million, respectively.

Purchase Commitments

Veeco has purchase commitments of $252.1 million at June 30, 2022, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2022, outstanding bank guarantees and standby letters of credit totaled $7.8 million, and unused bank guarantees and letters of credit of $14.4 million were available to be drawn upon.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Legal Proceedings

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition (the “Wolther Action”). On August 2 and August 8, 2018, two purported class action complaints substantially similar to the Wolther Action were filed on behalf of different plaintiffs in the same court as the Wolther Action. These cases have been consolidated with the Wolther Action, and a consolidated complaint was filed on December 11, 2018. The consolidated complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. In October 2021, Veeco and the court-appointed class representatives signed an agreement to settle the Wolther Action on a class-wide basis for $15.0 million, subject to court approval and class members’ opportunity to object and opt-out. On June 27, 2022, the court granted final approval to the class action settlement. The settlement amount has been funded by insurance carriers. The corresponding receivable and liability had been included within “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”, respectively, in the Consolidated Balance Sheets as of December 31, 2021.

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco. The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. On January 25, 2021, the court granted the defendants’ demurrer without leave to amend effecting the dismissal of the case. On March 26, 2021, plaintiff filed its notice of appeal of the trial court’s order granting defendants’ demurrer without leave to amend. In April 2022, Veeco and plaintiff reached an agreement to settle the Derivative Action subject to court approval. As part of the settlement and subject to court approval, Veeco will make certain revisions to its internal Disclosure Committee Charter and its director education program. The agreement also provides that, subject to court approval, plaintiff will receive $0.3 million for fees and expenses. This amount will be funded by insurance that Veeco maintains in the normal course of its business. The parties are in the process of requesting the court’s approval of the settlement.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Company did not have any outstanding derivative contracts at June 30, 2022 or December 31, 2021. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the six months ended June 30, 2022 and 2021.

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2021	50,653	$507	$1,116,921	$(681,283)	$1,483	$437,628
Cumulative effect of change in accounting principle - adoption of ASU 2020-06	—	—	(56,801)	12,541	—	(44,260)
Net income	—	—	—	13,330	—	13,330
Other comprehensive income (loss), net of tax	—	—	—	—	(822)	(822)
Share-based compensation expense	—	—	4,481	—	—	4,481
Net issuance under employee stock plans	590	6	(6,793)	—	—	(6,787)
Balance at March 31, 2022	51,243	$513	$1,057,808	$(655,412)	$661	$403,570
Net income	—	—	—	9,655	—	9,655
Other comprehensive income (loss), net of tax	—	—	—	—	(272)	(272)
Share-based compensation expense	—	—	6,278	—	—	6,278
Net issuance under employee stock plans	182	2	1,504	—	—	1,506
Balance at June 30, 2022	51,425	$515	$1,065,590	$(645,757)	$389	$420,737

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2020	49,724	$497	$1,113,352	$(707,321)	$1,846	$408,374
Net income	—	—	—	2,494	—	2,494
Other comprehensive income (loss), net of tax	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	3,237	—	—	3,237
Net issuance under employee stock plans	459	5	(1,630)	—	—	(1,625)
Balance at March 31, 2021	50,183	$502	$1,114,959	$(704,827)	$1,827	$412,461
Net income	—	—	—	6,348	—	6,348
Other comprehensive income (loss), net of tax	—	—	—	—	(24)	(24)
Share-based compensation expense	—	—	4,367	—	—	4,367
Net issuance under employee stock plans	166	1	582	—	—	583
Balance at June 30, 2021	50,349	$503	$1,119,908	$(698,479)	$1,803	$423,735

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2021	$1,814	$(331)	$1,483
Other comprehensive income (loss)	(51)	(1,043)	(1,094)
Balance - June 30, 2022	$1,763	$(1,374)	$389

There were minimal reclassifications from AOCI into net income for the three and six months ended June 30, 2022 and 2021.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of sales	$1,251	$650	$2,189	$1,146
Research and development	1,863	1,132	3,120	1,949
Selling, general, and administrative	3,164	2,585	5,450	4,510
Total	$6,278	$4,367	$10,759	$7,605

For the six months ended June 30, 2022, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2021	443	$32.15
Expired	(261)	32.93
Balance - June 30, 2022	182	31.02

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the six months ended June 30, 2022, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2021	2,083	$17.33
Granted	1,012	31.33
Performance award adjustments	85	14.03
Vested	(678)	15.71
Forfeited	(63)	19.38
Balance - June 30, 2022	2,439	23.42

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At June 30, 2022, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The Company will maintain this valuation allowance until there is sufficient positive evidence to support its reversal. The Company believes there is a reasonable possibility within the next twelve months that sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense for the period the release is recorded. Additionally, if the valuation allowance is released and the Company continues to earn profits, the Company’s effective tax rate would likely increase in future periods compared to its current rates.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods.

Income before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Income before income taxes	$10,188	$6,667	$23,902	$9,459
Income tax expense (benefit)	$533	$319	$917	$617

The Company’s tax expense for the three months ended June 30, 2022 was $0.5 million, compared to $0.3 million for the comparable prior period. The 2022 tax expense included an expense of $0.4 million related to the Company’s non-U.S. operations and $0.1 million related to the Company’s domestic operations. The 2021 tax expense included an expense of $0.2 million related to the Company’s non-U.S. operations and $0.1 million related to the Company’s domestic operations. For the three months ended June 30, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to state income taxes and the tax amortization of indefinite lived intangible assets that is not available to offset U.S. deferred tax assets. The

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

foreign tax expense for both periods is primarily attributable to non-US operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets.

The Company’s tax expense for the six months ended June 30, 2022 was $0.9 million, compared to $0.6 million for the comparable prior period. The 2022 tax expense included an expense of $0.7 million related to the Company’s non-U.S. operations and $0.2 million related to the Company’s domestic operations. The 2021 tax expense included an expense of $0.4 million related to the Company’s non-U.S. operations and $0.2 million related to the Company’s domestic operations. For the six months ended June 30, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to state income taxes and the tax amortization of indefinite lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-US operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets.

Note 10 — Segment Reporting and Geographic Information

Veeco operates and measures its results in one operating segment and therefore has one reportable segment: the development, manufacture, sales, and support of semiconductor and thin film process equipment primarily sold to make electronic devices.

Veeco serves the following four end-markets:

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

Sales by end-market and geographic region for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Sales by end-market
Semiconductor	$97,521	$53,689	$175,141	$105,321
Compound Semiconductor	31,122	24,231	68,231	48,982
Data Storage	21,548	52,025	43,143	93,005
Scientific & Other	13,808	16,399	33,910	32,751
Total	$163,999	$146,344	$320,425	$280,059
Sales by geographic region
United States	$57,940	$66,969	$105,410	$112,132
EMEA(1)	27,234	8,939	48,660	22,563
China	28,497	20,880	58,878	40,887
Rest of APAC	49,345	49,460	106,267	104,337
Rest of World	983	96	1,210	140
Total	$163,999	$146,344	$320,425	$280,059
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

COVID-19 Update and Attendant Challenges

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

We serve a global and highly interconnected customer base across the Asia-Pacific region, Europe, and North America. Our net sales to customers located outside of the United States represented approximately 67% of our total net sales for the six months ended June 30, 2022, and 62% and 68% for the years ended December 31, 2021 and 2020, respectively, and we expect that net sales to customers outside the United States will continue to represent a significant percentage of our total net sales. As a result, our business will be adversely impacted by further deterioration in global economic conditions, particularly in markets in Asia and Europe.

We are also seeing the effects of the macroeconomic inflationary cost environment and supply chain disruptions due to strained transportation capacity, labor shortages, high global demand and other factors. These effects include longer lead times and increased costs. We are taking proactive steps to manage the impact on our business, including buying in advance and re-sourcing components on a more frequent basis. We continue to monitor our global supply chain and may experience additional disruptions in future periods, which could cause continued challenges in our ability to obtain raw materials or components required to manufacture our products.

Like many in our industry, we are managing through the effects of the COVID-19 pandemic. Although the full extent of the COVID-19 pandemic’s impact on our business, results of operations, supply chain, and growth is not yet known, we proactively identified potential challenges to our business and have been executing business continuity activities to manage disruptions in our business and continue to provide critical infrastructure to our customers. In response to the pandemic, we have taken the following steps, among others, to keep our employees safe, minimize the spread of the virus, and serve our customers:

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

Business Update

We serve the following four end-markets: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other.

Sales in the Semiconductor market grew significantly both from the prior quarter and from the year ago quarter, driven by our laser annealing systems for logic devices, and lithography systems for Advanced Packaging. We continue to build momentum for our laser annealing solutions with advanced node logic customers. We continue to innovate and have been working with DRAM manufacturers and existing logic customers on their next manufacturing nodes. We also continue to deliver our laser annealing systems to trailing node logic manufacturers. Our lithography systems for Advanced Packaging are aligned with longer-term growth of FOWLP and other Advanced Packaging applications. We view our AP lithography product line as a key enabler for our customers as they seek to improve device performance. Additionally, the ongoing adoption of EUV Lithography for advanced node, semiconductor manufacturing continues to drive demand for our mask blank systems. Overall, our technology and market strategy are well aligned with trends such as artificial intelligence, mobile connectivity and high-performance computing that drive the Semiconductor market. We expect continued growth in this market.

We address the Compound Semiconductor market with a broad portfolio of technologies including primarily Wet Processing and MOCVD, along with MBE and Ion Beam, all of which have been developed to support emerging applications such as 5G driven RF device/filter manufacturing, Gallium Nitride power electronics, and photonics applications including edge-emitting lasers and micro-LEDs. Sales in the Compound Semiconductor market decreased from the prior quarter and increased significantly from the year ago quarter. We shipped systems for photonics and RF Device applications, and we expect future growth to come from MOCVD and other system shipments in the Photonics market.

Sales in the Data Storage market have been growing for several years, primarily driven by shipments of Ion Beam systems. Demand for our Ion Beam products was driven by cloud-based storage growth. In order to be successful, hard disk drive manufacturers are required to increase drive capacity by manufacturing drives with an increasing number of heads and increasing aerial density. After multiple years of customers accelerating their capacity additions, we expect a period of slowing capacity adds by our data storage customers, resulting in an expected revenue decline in our data storage business in 2022 from recent levels. However, with data proliferation forecasted to grow, we continue to gain confidence that 2023 will be a growth year over 2022 based on strong order activity with customers and the long lead-time dynamics in this market.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. While revenue decreased both from the prior quarter and the year ago quarter, we are seeing near term strength due to pent-up demand in the research market, and expect long-term growth to be in line with GDP.

Macroeconomic challenges across the industry, including in particular supply chain constraints, have been well publicized. Parts shortages have required that we plan further ahead than usual, and we have undertaken efforts to increase our purchase commitments to secure critical components in a timely manner. While we have been able to meet our financial targets for the quarter and fulfil our customers’ most critical demands, material lead times continue to be a challenge with respect to our supply chain, limiting our ability to fulfil some of our customers’ demands in a timely manner, as many of our peers have also been experiencing. Additionally, we are experiencing increasing labor, logistics, and material costs, creating additional gross margin pressures. We expect supply shortages and related challenges to persist throughout 2022, and we continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps in an effort to ensure continuity of supply.

Finally, our growth strategy includes placing evaluation systems with select customers in the Semiconductor and Compound Semiconductor markets. These customer evaluations have been performing well, as evidenced by three customers having recently signed off on our tools meeting the specified acceptance criteria. This evaluation program will continue to be a focus as we execute on our growth strategy. In the near term, given strong backlog in our semiconductor and compound semiconductor markets, along with our customer engagements and order activity, we continue to expect revenue growth in 2022, despite the ongoing supply chain challenges, as we make progress toward our long-term financial target model.

Results of Operations

For the three months ended June 30, 2022 and 2021

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Net sales	$163,999	100%	$146,344	100%	$17,655	12%
Cost of sales	99,732	61%	86,178	59%	13,554	16%
Gross profit	64,267	39%	60,166	41%	4,101	7%
Operating expenses, net:
Research and development	26,016	16%	22,553	15%	3,463	15%
Selling, general, and administrative	22,950	14%	21,466	15%	1,484	7%
Amortization of intangible assets	2,505	2%	2,976	2%	(471)	(16)%
Other operating expense (income), net	(27)	-	(81)	-	54	*
Total operating expenses, net	51,444	31%	46,914	32%	4,530	10%
Operating income	12,823	8%	13,252	9%	(429)	(3)%
Interest income (expense), net	(2,635)	(2)%	(6,585)	(4)%	3,950	(60)%
Income before income taxes	10,188	6%	6,667	5%	3,521	53%
Income tax expense (benefit)	533	-	319	-	214	67%
Net income	$9,655	6%	$6,348	4%	$3,307	52%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended June 30,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$97,521	60%	$53,689	37%	$43,832	82%
Compound Semiconductor	31,122	19%	24,231	17%	6,891	28%
Data Storage	21,548	13%	52,025	35%	(30,477)	(59)%
Scientific & Other	13,808	8%	16,399	11%	(2,591)	(16)%
Total	$163,999	100%	$146,344	100%	$17,655	12%
Sales by geographic region
United States	$57,940	35%	$66,969	46%	$(9,029)	(13)%
EMEA	27,234	17%	8,939	6%	18,295	205%
China	28,497	17%	20,880	14%	7,617	36%
Rest of APAC	49,345	30%	49,460	34%	(115)	(0)%
Rest of World	983	1%	96	-	887	*
Total	$163,999	100%	$146,344	100%	$17,655	12%
*	Not meaningful

Sales increased for the three months ended June 30, 2022 against the comparable prior year period, primarily in the Semiconductor and Compound Semiconductor markets, partially offset by a decline in the Data Storage market. By geography, sales increased in the EMEA and China regions, partially offset by a decline in the United States. Sales in the Rest of APAC region for the three months ended June 30, 2022 included sales in Taiwan and Japan of $28.0 million and $11.0 million, respectively. Sales in the Rest of APAC region for the three months ended June 30, 2021 included sales in Taiwan and South Korea of $15.2 million and $14.7 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended June 30, 2022, gross profit increased against the comparable prior period primarily due to an increase in sales volume, partially offset by a decrease in gross margins. Gross margins decreased principally due to increased logistics costs, as well as an increase in spending as we invested in service infrastructure and capacity expansion to meet the growing demands for our semiconductor product lines and supporting our evaluation systems at customers. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended June 30, 2022 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended June 30, 2022 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we are currently experiencing duplicate operating expenses for the transition from our existing facility in San Jose, California to our new leased facility, and will continue to do so until this transition is completed over the next few quarters.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2021.

Interest Income (Expense)

We recorded net interest expense of $2.6 million for the three months ended June 30, 2022, compared to $6.6 million for the comparable prior year period. The decrease in interest expense was primarily related to the adoption of ASU 2020-06, as non-cash charges related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes decreased approximately $3.3 million for the three months ended June 30, 2022 against the comparable prior period. Additionally, cash interest expense on the Notes decreased approximately $0.8 million from the comparable prior period due to the partial repurchase of the 2023 Notes in November 2021.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended June 30, 2022 was $0.5 million, compared to $0.3 million for the comparable prior year period. The 2022 tax expense included an expense of $0.4 million related to our non-U.S. operations and $0.1 million related to our domestic operations, compared to the comparable period in 2021 when the expense included a $0.2 million expense related to our non-U.S. operations and $0.1 million related to our domestic operations.

The domestic tax expense for both periods is primarily attributable to state income taxes and the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-U.S operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets. For the three months ended June 30, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. We will maintain this valuation allowance until there is sufficient positive evidence to support its reversal. We believe there is a reasonable possibility within the next twelve months that sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense for the period the release is recorded. Additionally, if the valuation allowance is released and we continue to earn profits, our effective tax rate would likely increase in future periods compared to our current rates.

For the six months ended June 30, 2022 and 2021

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Net sales	$320,425	100%	$280,059	100%	$40,366	14%
Cost of sales	190,146	59%	164,978	59%	25,168	15%
Gross profit	130,279	41%	115,081	41%	15,198	13%
Operating expenses, net:
Research and development	50,133	16%	44,398	16%	5,735	13%
Selling, general, and administrative	45,844	14%	41,722	15%	4,122	10%
Amortization of intangible assets	5,009	2%	6,330	2%	(1,321)	(21)%
Other operating expense (income), net	(47)	-	(36)	-	(11)	*
Total operating expenses, net	100,939	32%	92,414	33%	8,525	9%
Operating income (loss)	29,340	9%	22,667	8%	6,673	29%
Interest income (expense), net	(5,438)	(2)%	(13,208)	(5)%	7,770	(59)%
Income (loss) before income taxes	23,902	7%	9,459	3%	14,443	153%
Income tax expense (benefit)	917	-	617	-	300	49%
Net income (loss)	$22,985	7%	$8,842	3%	$14,143	160%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Six Months Ended June 30,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$175,141	55%	$105,321	38%	$69,820	66%
Compound Semiconductor	68,231	21%	48,982	17%	19,249	39%
Data Storage	43,143	13%	93,005	33%	(49,862)	(54)%
Scientific & Other	33,910	11%	32,751	12%	1,159	4%
Total	$320,425	100%	$280,059	100%	$40,366	14%
Sales by geographic region
United States	$105,410	33%	$112,132	40%	$(6,722)	(6)%
EMEA	48,660	15%	22,563	8%	26,097	116%
China	58,878	19%	40,887	15%	17,991	44%
Rest of APAC	106,267	33%	104,337	37%	1,930	2%
Rest of World	1,210	-	140	-	1,070	*
Total	$320,425	100%	$280,059	100%	$40,366	14%
*	Not meaningful

Sales increased for the six months ended June 30, 2022 against the comparable prior year period, primarily in the Semiconductor and Compound Semiconductor markets, partially offset by a decline in the Data Storage market. By geography, sales increased in the EMEA and China regions, partially offset by a decline in the United States. Sales in the Rest of APAC region for the six months ended June 30, 2022 included sales in Taiwan, Singapore and Japan of $45.2 million, $25.9 million, and $15.2 million, respectively. Sales in the Rest of APAC region for the six months ended June 30, 2021 included sales in Taiwan, South Korea, and Thailand of $33.8 million, $25.6 million, and $13.2 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the six months ended June 30, 2022, gross profit increased against the comparable prior period primarily due to an increase in sales volume. Gross margins remained relatively flat, as increases in margins due to product and region mix of sales in the period were offset by increased logistics costs, as well as an increase in spending as we invested in service infrastructure and capacity expansion to meet the growing demands for our semiconductor product lines and supporting our evaluation systems at customers. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the six months ended June 30, 2022 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the six months ended June 30, 2022 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. However, expenses as a percentage of revenue have decreased when compared to the prior year period. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we are currently experiencing duplicate operating expenses for the transition from our existing facility in San Jose, California to our new leased facility, and will continue to do so until this transition is completed over the next few quarters.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2021.

Interest Income (Expense)

We recorded net interest expense of $5.4 million for the six months ended June 30, 2022, compared to $13.2 million for the comparable prior year period. The decrease in interest expense was primarily related to the adoption of ASU 2020-06, as non-cash charges related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes decreased approximately $6.6 million for the six months ended June 30, 2022 against the comparable prior period. Additionally, cash interest expense on the Notes decreased approximately $1.5 million from the comparable prior period due to the partial repurchase of the 2023 Notes in November 2021.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the six months ended June 30, 2022 was $0.9 million, compared to $0.6 million for the comparable prior year period. The 2022 tax expense included an expense of $0.7 million related to our non-U.S. operations and $0.2 million related to our domestic operations, compared to the comparable period in 2021 when the expense included a $0.4 million expense related to our non-U.S. operations and $0.2 million related to our domestic operations.

The domestic tax expense for both periods is primarily attributable to state income taxes and the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-U.S operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets. For the six months ended June 30, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. We will maintain this valuation allowance until there is sufficient positive evidence to support its reversal. We believe there is a reasonable possibility within the next twelve months that sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense for the period the release is recorded. Additionally, if the valuation allowance is released and we continue to earn profits, our effective tax rate would likely increase in future periods compared to our current rates.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$116,916	$119,747
Restricted cash	727	725
Short-term investments	113,159	104,181
Total	$230,802	$224,653

At June 30, 2022 and December 31, 2021, cash and cash equivalents of $40.1 million and $38.3 million, respectively, were held outside the United States. As of June 30, 2022, we had $16.2 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $6.2 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States.

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

A summary of the cash flow activity for the six months ended June 30, 2022 and 2021 is as follows:

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net income	$22,985	$8,842
Non-cash items:
Depreciation and amortization	12,749	13,189
Non-cash interest expense	477	7,100
Deferred income taxes	(18)	17
Share-based compensation expense	10,759	7,605
Changes in operating assets and liabilities	(18,783)	(16,024)
Net cash provided by (used in) operating activities	$28,169	$20,729

Net cash provided by operating activities was $28.2 million for the six months ended June 30, 2022 and was due to net income of $23.0 million, adjustments for non-cash items of $24.0 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $18.8 million. The changes in operating assets and liabilities were largely attributable to 1) increases in accounts receivable; 2) decreases in accrued expenses; partially offset by 3) increases in customer deposits; and 4) decreases in prepaid expenses and other current assets.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Capital expenditures	$(15,420)	$(9,082)
Changes in investments, net	(10,541)	(25,622)
Net cash provided by (used in) investing activities	$(25,961)	$(34,704)

The cash used in investing activities during the six months ended June 30, 2022 was primarily attributable capital expenditures. We experienced increased capital expenditures as we finalize the build-out of our newly leased facility in San Jose, California. We expect a period of some duplicate operating expenses until the transition from our pre-existing facility to our new facility is completed. The cash used in investing activities during the six months ended June 30, 2021 was primarily attributable to the net changes in investments, as well as capital expenditures associated with the San Jose facility build-out.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(4,986)	$(882)
Net cash provided by (used in) financing activities	$(4,986)	$(882)

The cash used in financing activities for the six months ended June 30, 2022 and 2021 was related to cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes

We have $20.2 million outstanding principal balance of 2.70% convertible senior notes that bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $132.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. Finally, we have $125.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $113.2 million at June 30, 2022. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2022, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.7 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 65% and 67% of our total net sales for the three and six months ended June 30, 2022, respectively, and 54% and 60% for the comparable 2021 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 3% of total net sales for both the three and six months ended June 30, 2022 and 2021.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of June 30, 2022. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition (the “Wolther Action”). On August 2 and August 8, 2018, two purported class action complaints substantially similar to the Wolther Action were filed on behalf of different plaintiffs in the same court as the Wolther Action. These cases have been consolidated with the Wolther Action, and a consolidated complaint was filed on December 11, 2018. The consolidated complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. In October 2021, Veeco and the court-appointed class representatives signed an agreement to settle the Wolther Action on a class-wide basis for $15.0 million, subject to court approval and class members’ opportunity to object and opt-out. The settlement amount has been funded by insurance carriers. On June 27, 2022, the court granted final approval to the class action settlement.

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco. The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. On January 25, 2021, the court granted the defendants’ demurrer without leave to amend effecting the dismissal of the case. On March 26, 2021, plaintiff filed its notice of appeal of the trial court’s order granting defendants’ demurrer without leave to amend. In April 2022, Veeco and plaintiff reached an agreement to settle the Derivative Action subject to court approval. As part of the settlement and subject to court approval, Veeco will make certain revisions to its internal Disclosure Committee Charter and its director education program. The agreement also provides that, subject to court approval, plaintiff will receive $0.3 million for fees and expenses. This amount will be funded by insurance that Veeco maintains in the normal course of its business. The parties are in the process of requesting the court’s approval of the settlement.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our 2021 Form 10-K, and in Part 2, Item 1A of our quarterly report on Form 10-Q for the quarter ending March 31, 2022. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Amendment No. 1 to the Veeco Instruments Inc. 2019 Stock Incentive Plan.	S-8	4.8	5/20/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2022.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer