Form 10-Q
period 2022-09-30
VEECO INSTRUMENTS INC
filed 2022-11-07
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 51,425,150 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” in Part 1, Item 1A of our 2021 Form 10-K, those included within Item 1A of our quarterly reports on Form 10-Q for the quarters ending March 31, 2022 and June 30, 2022, and the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$169,111	$119,747
Restricted cash	557	725
Short-term investments	101,862	104,181
Accounts receivable, net	142,985	109,609
Contract assets	29,865	18,293
Inventories	187,737	170,858
Prepaid expenses and other current assets	17,586	25,974
Total current assets	649,703	549,387
Property, plant, and equipment, net	108,416	99,743
Operating lease right-of-use assets	25,119	28,813
Intangible assets, net	26,391	33,905
Goodwill	181,943	181,943
Deferred income taxes	1,639	1,639
Other assets	3,406	3,546
Total assets	$996,617	$898,976

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51,129	$44,456
Accrued expenses and other current liabilities	65,062	79,752
Customer deposits and deferred revenue	122,285	63,136
Income taxes payable	1,565	1,860
Current portion of long-term debt	20,144	—
Total current liabilities	260,185	189,204
Deferred income taxes	4,748	4,792
Long-term debt	254,272	229,438
Long-term operating lease liabilities	31,266	32,834
Other liabilities	5,031	5,080
Total liabilities	555,502	461,348
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 51,420,150 shares issued and outstanding at September 30, 2022 and 50,652,864 shares issued and outstanding at December 31, 2021	515	507
Additional paid-in capital	1,071,097	1,116,921
Accumulated deficit	(630,716)	(681,283)
Accumulated other comprehensive income	219	1,483
Total stockholders' equity	441,115	437,628
Total liabilities and stockholders' equity	$996,617	$898,976

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$171,913	$150,246	$492,338	$430,305
Cost of sales	101,962	87,077	292,109	252,055
Gross profit	69,951	63,169	200,229	178,250
Operating expenses, net:
Research and development	27,104	21,999	77,237	66,397
Selling, general, and administrative	22,144	21,603	67,987	63,325
Amortization of intangible assets	2,505	2,976	7,514	9,305
Other operating expense (income), net	634	175	587	138
Total operating expenses, net	52,387	46,753	153,325	139,165
Operating income	17,564	16,416	46,904	39,085
Interest income	571	95	873	464
Interest expense	(2,886)	(7,107)	(8,626)	(20,685)
Income before income taxes	15,249	9,404	39,151	18,864
Income tax expense (benefit)	208	411	1,125	1,029
Net income	$15,041	$8,993	$38,026	$17,835

Income per common share:
Basic	$0.30	$0.18	$0.76	$0.36
Diluted	$0.27	$0.17	$0.70	$0.33

Weighted average number of shares:
Basic	49,887	49,021	49,831	48,968
Diluted	65,151	53,849	65,090	53,606

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$15,041	$8,993	$38,026	$17,835
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(113)	(12)	(1,156)	(16)
Change in currency translation adjustments	(57)	(21)	(108)	(60)
Total other comprehensive income (loss), net of tax	(170)	(33)	(1,264)	(76)

Total comprehensive income	$14,871	$8,960	$36,762	$17,759

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$38,026	$17,835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,100	19,634
Non-cash interest expense	719	10,762
Deferred income taxes	(43)	(12)
Share-based compensation expense	16,969	11,735
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(44,948)	(12,987)
Inventories	(18,117)	(24,879)
Prepaid expenses and other current assets	8,388	9,829
Accounts payable and accrued expenses	(6,072)	21,786
Customer deposits and deferred revenue	59,149	(6,532)
Income taxes receivable and payable, net	(296)	823
Other, net	2,499	2,655
Net cash provided by (used in) operating activities	75,374	50,649

Cash Flows from Investing Activities
Capital expenditures	(21,771)	(31,453)
Proceeds from the sale of investments	44,592	199,475
Payments for purchases of investments	(43,982)	(225,112)
Net cash provided by (used in) investing activities	(21,161)	(57,090)

Cash Flows from Financing Activities
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	2,909	2,709
Restricted stock tax withholdings	(7,818)	(4,260)
Net cash provided by (used in) financing activities	(4,909)	(1,551)
Effect of exchange rate changes on cash and cash equivalents	(108)	(60)
Net increase (decrease) in cash, cash equivalents, and restricted cash	49,196	(8,052)
Cash, cash equivalents, and restricted cash - beginning of period	120,472	130,283
Cash, cash equivalents, and restricted cash - end of period	$169,668	$122,231

Supplemental Disclosure of Cash Flow Information
Interest paid	$7,760	$9,039
Income taxes paid (refunds received)	1,349	(130)
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	6,709	9,133
Net transfer of inventory to property, plant and equipment	1,235	(253)
Right-of-use assets obtained in exchange for lease obligations	375	20,353

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

The adoption of ASU 2020-06 resulted in the following adjustments to the Company’s calculations of basic and diluted income per share for the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Under	Under		Under	Under
	ASU 2020-06	legacy accounting	Difference	ASU 2020-06	legacy accounting	Difference
Income per common share:
Basic income per common share	$0.30	$0.25	$0.05	$0.76	$0.62	$0.14
Diluted income per common share	0.27	0.24	0.03	0.70	0.57	0.13

The adoption of ASU 2020-06 did not materially impact the Company’s cash flows or compliance with debt covenants.

i

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income Per Common Share

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares used to calculate basic income per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. Upon the adoption of ASU 2020-06 on January 1, 2022, the Company includes the dilutive effect of shares issuable upon conversion of its Notes in the calculation of diluted income per share using the if-converted method. Prior to the adoption of ASU 2020-06, based on the Company’s ability and intent to settle the principal amount of its convertible senior notes in cash, and the excess of the principal portion in shares of its common stock, the Company accounted for the conversion spread using the treasury stock method, and the shares issuable upon conversion of the Notes were not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount and if the effect would be dilutive. The computations of basic and diluted income per share for the three months and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income	$15,041	$8,993	$38,026	$17,835
Interest expense associated with convertible notes	2,549	—	7,639	—
Net income available to common shareholders	$17,590	$8,993	$45,665	$17,835

Denominator:
Basic weighted average shares outstanding	49,887	49,021	49,831	48,968
Effect of potentially dilutive share-based awards	801	1,507	796	1,377
Dilutive effect of convertible notes	14,463	3,321	14,463	3,261
Diluted weighted average shares outstanding	65,151	53,849	65,090	53,606

Net income per common share:
Basic	$0.30	$0.18	$0.76	$0.36
Diluted	$0.27	$0.17	$0.70	$0.33

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	1,016	451	751	447
Maximum potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	504	8,811	504	8,811

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2022
Cash equivalents
Certificate of deposits and time deposits	$63,527	$—	$—	$63,527
Commercial paper	—	4,959	—	4,959
Money market cash	15,066	—	—	15,066
Total	$78,593	$4,959	$—	$83,552
Short-term investments
U.S. treasuries	$46,353	$—	$—	$46,353
Government agency securities	—	12,879	—	12,879
Corporate debt	—	36,745	—	36,745
Commercial paper	—	5,885	—	5,885
Total	$46,353	$55,509	$—	$101,862

December 31, 2021
Cash equivalents
Certificate of deposits and time deposits	$41,544	$—	$—	$41,544
Money market cash	121	—	—	121
Total	$41,665	$—	$—	$41,665
Short-term investments
U.S. treasuries	$51,095	$—	$—	$51,095
Government agency securities	—	12,052	—	12,052
Corporate debt	—	40,035	—	40,035
Commercial paper	—	999	—	999
Total	$51,095	$53,086	$—	$104,181

There were no transfers between fair value measurement levels during the three months and nine months ended September 30, 2022.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At September 30, 2022 and December 31, 2021, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
September 30, 2022
U.S. treasuries	$47,084	$—	$(732)	$46,352
Government agency securities	12,991	—	(112)	12,879
Corporate debt	37,389	—	(643)	36,746
Commercial paper	5,885	—	—	5,885
Total	$103,349	$—	$(1,487)	$101,862

December 31, 2021
U.S. treasuries	$51,269	$—	$(174)	$51,095
Government agency securities	12,075	—	(23)	12,052
Corporate debt	40,169	—	(134)	40,035
Commercial paper	999	—	—	999
Total	$104,512	$—	$(331)	$104,181

Available-for-sale securities in a loss position at September 30, 2022 and December 31, 2021 consist of:

	September 30, 2022				December 31, 2021
	Continuous Loss Position		Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More		for Less than 12 Months
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
U.S. treasuries	$16,973	$(122)	$29,379	$(610)	$51,095	$(174)
Government agency securities	8,082	(59)	4,797	(53)	12,052	(23)
Corporate debt	25,980	(423)	10,766	(220)	40,035	(134)
Total	$51,035	$(604)	$44,942	$(883)	$103,182	$(331)

At December 31, 2021, there were no short-term investments that had been in a continuous loss position for more than 12 months.

The contractual maturities of securities classified as available-for-sale at September 30, 2022 were as follows:

	September 30, 2022
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$97,762	$96,468
Due after one year through two years	5,587	5,394
Total	$103,349	$101,862

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the nine months ended September 30, 2022 and 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.7 million at September 30, 2022 and December 31, 2021. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts.

Inventories

Inventories at September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Materials	$120,021	$96,027
Work-in-process	61,052	54,128
Finished goods	6,664	20,703
Total	$187,737	$170,858

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. In addition, Veeco had deposits with its suppliers of $7.1 million and $3.9 million at September 30, 2022 and December 31, 2021, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Land	$5,061	$5,061
Building and improvements	64,198	63,946
Machinery and equipment (1)	160,365	145,656
Leasehold improvements	50,404	45,979
Gross property, plant, and equipment	280,028	260,642
Less: accumulated depreciation and amortization	171,612	160,899
Net property, plant, and equipment	$108,416	$99,743
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and nine months ended September 30, 2022, depreciation expense was $3.8 million and $11.6 million, respectively, and $3.5 million and $10.3 million, respectively, for the comparable 2021 periods.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Company continues to assess potential triggering events related to the value of its goodwill and concluded that there were no indicators of impairment during the nine months ended September 30, 2022.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, licenses, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three and nine months ended September 30, 2022.

The components of purchased intangible assets were as follows:

	September 30, 2022			December 31, 2021
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$327,908	$315,327	$12,581	$327,908	$310,551	$17,357
Customer relationships	146,465	134,803	11,662	146,465	132,970	13,495
Trademarks and tradenames	30,910	28,762	2,148	30,910	27,857	3,053
Other	3,686	3,686	—	3,686	3,686	—
Total	$508,969	$482,578	$26,391	$508,969	$475,064	$33,905

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at September 30, 2022 and December 31, 2021 consist of:

	September 30,	December 31,
	2022	2021

	(in thousands)
Payroll and related benefits	$33,920	$35,712
Warranty	8,716	7,878
Operating lease liabilities	3,802	4,437
Interest	2,732	2,757
Professional fees	1,865	1,467
Legal settlement	300	15,000
Sales, use, and other taxes	5,317	4,889
Other	8,410	7,612
Total	$65,062	$79,752

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2022 include:

(in thousands)
Balance - December 31, 2021	$7,878
Warranties issued	6,195
Consumption of reserves	(5,734)
Changes in estimate	377
Balance - September 30, 2022	$8,716

Customer Deposits and Deferred Revenue

Customer deposits totaled $108.9 million and $46.9 million at September 30, 2022 and December 31, 2021, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2021	$16,276
Deferral of revenue	2,908
Recognition of unearned revenue	(5,836)
Balance - September 30, 2022	$13,348

As of September 30, 2022, the Company has approximately $142.5 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 24% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

For the calendar quarter ended September 30, 2022, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until December 31, 2022.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The carrying value of the 2023 Notes, 2025 Notes and 2027 Notes are as follows:

	September 30, 2022			December 31, 2021
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$20,173	$(29)	$20,144	$20,173	$(967)	$19,206
2025 Notes	132,500	(1,105)	131,395	132,500	(17,302)	115,198
2027 Notes	125,000	(2,123)	122,877	125,000	(29,966)	95,034
Net carrying value	$277,673	$(3,257)	$274,416	$277,673	$(48,235)	$229,438

Total interest expense related to the 2023 Notes, 2025 Notes and 2027 Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$136	$889	$409	$2,667
Coupon interest expense - 2025 Notes	1,159	1,159	3,478	3,478
Coupon interest expense - 2027 Notes	1,172	1,172	3,516	3,516
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	24	1,417	73	4,171
Amortization of debt discount/transaction costs- 2025 Notes	115	1,211	341	3,558
Amortization of debt discount/transaction costs- 2027 Notes	103	1,035	305	3,033
Total Interest Expense	$2,709	$6,883	$8,122	$20,423

The Company determined the 2023 Notes, 2025 notes, and 2027 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at September 30, 2022 of $19.5 million, $144.3, and $191.9 million, respectively.

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

No amounts were outstanding under the Credit Facility as of September 30, 2022 or December 31, 2021.

Other Liabilities

Other liabilities at September 30, 2022 and December 31, 2021 included (i) medical and dental benefits for former executives of $1.8 million; (ii) asset retirement obligations of $2.8 million; and (iii) income tax payables of $0.4 million.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of September 30, 2022 was 12 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

The following table provides the maturities of lease liabilities at September 30, 2022:

Operating
Leases
(in thousands)
Payments due by period:
2022	$952
2023	4,097
2024	3,877
2025	3,292
2026	3,480
Thereafter	35,961
Total future minimum lease payments	51,659
Less: Imputed interest	(16,591)
Total	$35,068

Reported as of September 30, 2022
Accrued expenses and other current liabilities	$3,802
Long-term operating lease liabilities	31,266
Total	$35,068

Operating lease cost for the three and nine months ended September 30, 2022 were $1.8 million and $5.5 million, respectively, and $1.8 million and $4.8 million, respectively, for the comparable 2021 periods. Variable lease cost for the three and nine months ended September 30, 2022 were $0.5 million and $1.5 million, respectively, and $0.4 million and $1.3 million, respectively, for the comparable 2021 periods. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the nine months ended September 30, 2022 and 2021 were $5.7 million and $4.9 million, respectively.

Receivable Purchase Agreement

In December 2020, the Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $15.0 million at any point in time. Pursuant to this agreement, the Company sold $7.8 million of receivables during the three months ended September 30, 2022, all of which was outstanding at September 30, 2022 as defined in the receivable purchase agreement, and $7.2 million was available under the agreement for additional sales of receivables. The Company did not sell any receivables under this agreement for the nine months ended September 30, 2021. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Purchase Commitments

Veeco has purchase commitments of $299.4 million at September 30, 2022, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2022, outstanding bank guarantees and standby letters of credit totaled $7.0 million, and unused bank guarantees and letters of credit of $14.7 million were available to be drawn upon.

Legal Proceedings

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition (the “Wolther Action”). On August 2 and August 8, 2018, two purported class action complaints substantially similar to the Wolther Action were filed on behalf of different plaintiffs in the same court as the Wolther Action. These cases have been consolidated with the Wolther Action, and a consolidated complaint was filed on December 11, 2018. The consolidated complaint seeks to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased metal organic chemical vapor deposition (“MOCVD”) competition in China, and an intellectual property dispute. In October 2021, Veeco and the court-appointed class representatives signed an agreement to settle the Wolther Action on a class-wide basis for $15.0 million, subject to court approval and class members’ opportunity to object and opt-out. On June 27, 2022, the court granted final approval to the class action settlement. The settlement amount has been funded by insurance carriers. The corresponding receivable and liability had been included within “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”, respectively, in the Consolidated Balance Sheets as of December 31, 2021.

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco (the “Derivative Action”). The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. On January 25, 2021, the court granted the defendants’ demurrer without leave to amend effecting the dismissal of the case. On March 26, 2021, plaintiff filed its notice of appeal of the trial court’s order granting defendants’ demurrer without leave to amend. In April 2022, Veeco and plaintiff reached an agreement to settle the Derivative Action subject to court approval. As part of the settlement and subject to court approval, Veeco will make certain revisions to its internal Disclosure Committee Charter and its director education program. The agreement also provides that, subject to court approval, plaintiff will receive $0.3 million for fees and expenses. This amount will be funded by insurance that Veeco maintains in the normal course of its business. On September 12, 2022, the court issued an order granting preliminary approval of the proposed settlement (the “Preliminary Approval Order”). The Preliminary Approval Order set the final settlement approval hearing for November 17, 2022.

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

The Company did not have any outstanding derivative contracts at September 30, 2022 or December 31, 2021. Additionally, the Company did not have any gains or losses from currency exchange derivatives during the nine months ended September 30, 2022 and 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2021	50,653	$507	$1,116,921	$(681,283)	$1,483	$437,628
Cumulative effect of change in accounting principle - adoption of ASU 2020-06	—	—	(56,801)	12,541	—	(44,260)
Net income	—	—	—	13,330	—	13,330
Other comprehensive income (loss), net of tax	—	—	—	—	(822)	(822)
Share-based compensation expense	—	—	4,481	—	—	4,481
Net issuance under employee stock plans	590	6	(6,793)	—	—	(6,787)
Balance at March 31, 2022	51,243	$513	$1,057,808	$(655,412)	$661	$403,570
Net income	—	—	—	9,655	—	9,655
Other comprehensive income (loss), net of tax	—	—	—	—	(272)	(272)
Share-based compensation expense	—	—	6,278	—	—	6,278
Net issuance under employee stock plans	182	2	1,504	—	—	1,506
Balance at June 30, 2022	51,425	$515	$1,065,590	$(645,757)	$389	$420,737
Net income (loss)	—	—	—	15,041	—	15,041
Other comprehensive income (loss), net of tax	—	—	—	—	(170)	(170)
Share-based compensation expense	—	—	6,210	—	—	6,210
Net issuance under employee stock plans	(5)	—	(703)	—	—	(703)
Balance at September 30, 2022	51,420	$515	$1,071,097	$(630,716)	$219	$441,115

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2020	49,724	$497	$1,113,352	$(707,321)	$1,846	$408,374
Net income	—	—	—	2,494	—	2,494
Other comprehensive income (loss), net of tax	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	3,237	—	—	3,237
Net issuance under employee stock plans	459	5	(1,630)	—	—	(1,625)
Balance at March 31, 2021	50,183	$502	$1,114,959	$(704,827)	$1,827	$412,461
Net income	—	—	—	6,348	—	6,348
Other comprehensive income (loss), net of tax	—	—	—	—	(24)	(24)
Share-based compensation expense	—	—	4,367	—	—	4,367
Net issuance under employee stock plans	166	1	582	—	—	583
Balance at June 30, 2021	50,349	$503	$1,119,908	$(698,479)	$1,803	$423,735
Net income (loss)	—	—	—	8,993	—	8,993
Other comprehensive income (loss), net of tax	—	—	—	—	(33)	(33)
Share-based compensation expense	—	—	4,131	—	—	4,131
Net issuance under employee stock plans	(28)	—	(1,513)	—	—	(1,513)
Balance at September 30, 2021	50,321	$503	$1,122,526	$(689,486)	$1,770	$435,313

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2021	$1,814	$(331)	$1,483
Other comprehensive income (loss)	(108)	(1,156)	(1,264)
Balance - September 30, 2022	$1,706	$(1,487)	$219

There were minimal reclassifications from AOCI into net income for the three and nine months ended September 30, 2022 and 2021.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of sales	$1,195	$620	$3,384	$1,765
Research and development	1,819	1,007	4,939	2,957
Selling, general, and administrative	3,196	2,504	8,646	7,013
Total	$6,210	$4,131	$16,969	$11,735

For the nine months ended September 30, 2022, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2021	443	$32.15
Expired	(266)	32.95
Balance - September 30, 2022	177	30.94

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the nine months ended September 30, 2022, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2021	2,083	$17.33
Granted	1,060	30.84
Performance award adjustments	85	14.03
Vested	(787)	15.21
Forfeited	(73)	19.85
Balance - September 30, 2022	2,368	23.88

Note 9 — Income Taxes

Income taxes are estimated for each of the jurisdictions in which the Company operates. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Realization of net deferred tax assets is dependent on future taxable income. At September 30, 2022, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The Company will maintain this valuation allowance until there is sufficient positive evidence to support its reversal. The Company believes there is a reasonable possibility within the next twelve months that sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense for the period the release is recorded. Additionally, if the valuation allowance is released and the Company continues to earn profits, the Company’s effective tax rate would likely increase in future periods compared to its current rates.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods.

Income before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Income before income taxes	$15,249	$9,404	$39,151	$18,864
Income tax expense (benefit)	$208	$411	$1,125	$1,029

The Company’s tax expense for the three months ended September 30, 2022 was $0.2 million, compared to $0.4 million for the comparable prior period. The 2022 tax expense included an expense of $0.1 million related to the Company’s non-U.S. operations and $0.1 million related to the Company’s domestic operations. The 2021 tax expense included an expense of $0.4 million related to the Company’s non-U.S. operations and minimal expense related to the Company’s domestic operations. For the three months ended September 30, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to state income taxes and the tax amortization of indefinite lived intangible assets that is not available to offset U.S. deferred tax assets. The

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

foreign tax expense for both periods is primarily attributable to non-US operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets.

The Company’s tax expense for the nine months ended September 30, 2022 was $1.1 million, compared to $1.0 million for the comparable prior period. The 2022 tax expense included an expense of $0.8 million related to the Company’s non-U.S. operations and $0.3 million related to the Company’s domestic operations. The 2021 tax expense included an expense of $0.8 million related to the Company’s non-U.S. operations and $0.2 million related to the Company’s domestic operations. For the nine months ended September 30, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. The domestic tax expense for both periods is primarily attributable to state income taxes and the tax amortization of indefinite lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-US operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets.

Inflation Reduction Act and CHIP Act

The Inflation Reduction Act of 2022 (the “IRA Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. The Company does not expect the IRA Act to materially impact its financial statements.

The CHIPS and Science Act of 2022 (the “CHIP Act”) was signed into U.S. law on August 9, 2022. The Act includes a 25% advanced investment tax credit for certain investments in semiconductor manufacturing. While the Company is still evaluating the impact of this act, the CHIP Act may benefit the Company for qualified investments placed in service after December 31, 2022.

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

Sales by end-market and geographic region for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Sales by end-market
Semiconductor	$100,387	$76,320	$275,528	$181,641
Compound Semiconductor	28,094	23,273	96,325	72,255
Data Storage	27,702	39,256	70,845	132,261
Scientific & Other	15,730	11,397	49,640	44,148
Total	$171,913	$150,246	$492,338	$430,305
Sales by geographic region
United States	$53,747	$48,776	$159,157	$160,908
EMEA(1)	17,562	13,564	66,221	36,128
China	36,193	27,261	95,071	68,148
Rest of APAC	64,259	60,589	170,526	164,926
Rest of World	152	56	1,363	195
Total	$171,913	$150,246	$492,338	$430,305
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

COVID-19 Update and Attendant Challenges

As a result of the continued COVID-19 pandemic, governmental authorities and businesses continue to implement numerous and constantly evolving measures to limit the spread of the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, vaccine mandates, and business shutdowns. We have important sales, manufacturing, and support operations in the U.S. and Singapore, and sales and support operations in China, Germany, Japan, Malaysia, Philippines, Singapore, South Korea, Thailand, Taiwan and the United Kingdom, all of which continue to be affected by the COVID-19 pandemic.

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

We serve a global and highly interconnected customer base across the Asia-Pacific region, Europe, and North America. Our net sales to customers located outside of the United States represented approximately 68% of our total net sales for the nine months ended September 30, 2022, and 62% and 68% for the years ended December 31, 2021 and 2020, respectively, and we expect that net sales to customers outside the United States will continue to represent a significant percentage of our total net sales. As a result, our business will be adversely impacted by further deterioration in global economic conditions, particularly in markets in Asia and Europe.

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

Business Update

Macroeconomic challenges across the industry have been well publicized, including supply chain constraints, an inflationary environment with a potential recession ahead, and new China-export regulations, all of which are contributing to a difficult environment with increased uncertainty.

Longer lead times and parts shortages and allocations have required that we plan further ahead than usual, and we have undertaken efforts to increase our purchase commitments to secure critical components in a timely manner. While we have been able to meet our financial targets and fulfill our customers’ most critical demands, material lead times continue to be a challenge with respect to our supply chain, limiting our ability to fulfill some of our customers’ demands in a timely manner, as many of our peers have also been experiencing. We are also experiencing increasing labor, logistics, and material costs, creating additional gross margin pressures. We expect supply shortages and related challenges to persist throughout the remainder of the year and into 2023, and we continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps in an effort to ensure continuity of supply. Additionally, we have seen a slow down in our book and turn business, as well as instances where customers have requested order cancellations, delayed shipments, or delayed payments. Consequently, we are monitoring the situation very closely and balancing the risk associated with macro-economic uncertainty and the investments we are making to maintain our growth trajectory.

Furthermore, the US Department of Commerce, Bureau of Industry and Security (“BIS”), recently issued new China-export regulations which have broadened the requirements under which export licenses will be required. Notably, semiconductor equipment sold to factories in China manufacturing logic devices at or below 16/14nm, DRAM at or below 18nm ½ pitch, or NAND at or above 128 layers, will require export licenses, as will US persons supporting these operations, with a presumption of denial. In addition, a new export classification code – 3B090 – has been created for certain deposition equipment, for which licenses will now be required for sale into China (again with a presumption of denial). Furthermore, certain China-based companies have been added to the BIS Unverified List, and changes have been made to the BIS Entity List, further restricting sales to the named entities. Recent order activity has led to significant backlog in China, which may be subject to these regulations. While the export regulation landscape is fluid and evolving, we believe at this time that the substantial majority of this backlog will not be negatively affected by the new regulations.

While we work to overcome these macroeconomic challenges, we continue to serve our customers in the following four end-markets: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other. We are seeing the following trends in each of these markets as follows:

Sales in the Semiconductor market grew both from the prior quarter and from the year ago quarter, driven by our laser annealing systems for logic devices, lithography systems for Advanced Packaging, and our ion beam deposition system for EUV mask blank production. We continue to build momentum for our laser annealing solutions with advanced node logic customers. We are innovating and have been working with DRAM manufacturers and existing logic customers on their next manufacturing nodes. Demand for our laser annealing systems is increasingly coming from trailing node customers primarily in China, in addition to advanced node customers. Our lithography systems for Advanced Packaging are aligned with longer-term growth of FOWLP and other Advanced Packaging applications. Order activity has slowed in the third quarter; however, we continue to view our Advanced Packaging lithography product line as a key enabler for our customers as they seek to improve device performance. Additionally, the ongoing adoption of EUV Lithography for advanced node, semiconductor manufacturing continues to drive demand for our mask blank systems. Overall, our technology and market strategy are well aligned with trends such as artificial intelligence, mobile connectivity and high-performance computing that drive the Semiconductor market.

We address the Compound Semiconductor market with a broad portfolio of technologies including Wet Processing and MOCVD, along with MBE and Ion Beam, all of which have been developed to support emerging applications such as 5G driven RF device/filter manufacturing, Gallium Nitride power electronics, and photonics applications including edge-emitting lasers and micro-LEDs. Sales in the Compound Semiconductor market decreased from the prior quarter but increased from the year ago quarter, as we shipped systems for photonics and RF Device applications.

After a multi-year period of growth, and based on reduced order activity in 2021, Data Storage performance in 2022 is playing out as we expected as customers slow the pace of capacity additions. In the Data Storage market, the mix of hard disk drive shipments for PCs, servers and cloud datacenters has been transitioning for some time. Overall number of drives shipping has been declining in the consumer markets, but in the growing enterprise markets, the capacity and number of magnetic heads per hard drive has been increasing, in response to a 30% growth rate in data stored each year in cloud and datacenter applications. In fact, the absolute number of heads shipped has been steadily increasing for years and is forecasted to continue to increase. In addition, complexity of heads has been increasing and is expected to continue to increase as disk drive makers advance their technology roadmaps. Veeco’s ion beam equipment is used to manufacture our customers magnetic heads and based on the aforementioned industry dynamics, we believe the Data Storage market will provide growth over the long term. In fact, based on strong order activity with customers today, absent a shift in market dynamics including customer cancellations or delays, we expect 2023 Data Storage revenue to meaningfully grow over 2022.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. Revenue increased both from the prior quarter and the year ago quarter, consistent with near term strength we are seeing from pent-up demand in the research market. We expect long-term growth to be in line with GDP.

Finally, our growth strategy includes placing evaluation systems with select customers in the Semiconductor and Compound Semiconductor markets. These customer evaluations have been performing well, and this evaluation program will continue to be a focus as we execute on our growth strategy. In the near term, given our backlog, along with our customer engagements and order activity, we continue to expect revenue growth in 2022, despite the ongoing macroeconomic challenges.

Results of Operations

For the three months ended September 30, 2022 and 2021

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Net sales	$171,913	100%	$150,246	100%	$21,667	14%
Cost of sales	101,962	59%	87,077	58%	14,885	17%
Gross profit	69,951	41%	63,169	42%	6,782	11%
Operating expenses, net:
Research and development	27,104	16%	21,999	15%	5,105	23%
Selling, general, and administrative	22,144	13%	21,603	14%	541	3%
Amortization of intangible assets	2,505	1%	2,976	2%	(471)	(16)%
Other operating expense (income), net	634	-	175	-	459	*
Total operating expenses, net	52,387	30%	46,753	31%	5,634	12%
Operating income	17,564	10%	16,416	11%	1,148	7%
Interest income (expense), net	(2,315)	(1)%	(7,012)	(5)%	4,697	(67)%
Income before income taxes	15,249	9%	9,404	6%	5,845	62%
Income tax expense (benefit)	208	-	411	-	(203)	(49)%
Net income	$15,041	9%	$8,993	6%	$6,048	67%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended September 30,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$100,387	59%	$76,320	51%	$24,067	32%
Compound Semiconductor	28,094	16%	23,273	15%	4,821	21%
Data Storage	27,702	16%	39,256	26%	(11,554)	(29)%
Scientific & Other	15,730	9%	11,397	8%	4,333	38%
Total	$171,913	100%	$150,246	100%	$21,667	14%
Sales by geographic region
United States	$53,747	31%	$48,776	33%	$4,971	10%
EMEA	17,562	10%	13,564	9%	3,998	29%
China	36,193	21%	27,261	18%	8,932	33%
Rest of APAC	64,259	38%	60,589	40%	3,670	6%
Rest of World	152	-	56	-	96	*
Total	$171,913	100%	$150,246	100%	$21,667	14%
*	Not meaningful

Sales increased for the three months ended September 30, 2022 against the comparable prior year period in the Semiconductor, Compound Semiconductor, and Scientific & Other markets, partially offset by a decline in the Data Storage market. By geography, sales increased across all regions. Sales in the Rest of APAC region for the three months ended September 30, 2022 included sales in Taiwan, Japan, and Singapore of $34.0 million, $12.3 million, and $8.9 million, respectively. Sales in the Rest of APAC region for the three months ended September 30, 2021 included sales in Taiwan, South Korea, and Japan of $19.2 million, $14.3 million, and $13.7 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended September 30, 2022, gross profit increased against the comparable prior period primarily due to an increase in sales volume, partially offset by a decrease in gross margins. Gross margins decreased principally due to increased logistics costs, as well as an increase in spending as we invested in service infrastructure and capacity expansion to meet the growing demands for our semiconductor product lines. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended September 30, 2022 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended September 30, 2022 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. However, expenses as a percentage of revenue have decreased when compared to the prior year period. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we are currently experiencing duplicate operating expenses for the transition from our existing facility in San Jose, California to our new leased facility, and will continue to do so until this transition is completed.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2021.

Interest Income (Expense)

We recorded net interest expense of $2.3 million for the three months ended September 30, 2022, compared to $7.0 million for the comparable prior year period. The decrease in interest expense was primarily related to the adoption of ASU 2020-06, as non-cash charges related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes decreased approximately $3.4 million for the three months ended September 30, 2022 against the comparable prior period. Additionally, cash interest expense on the Notes decreased approximately $0.8 million from the comparable prior period due to the partial repurchase of the 2023 Notes in November 2021.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended September 30, 2022 was $0.2 million, compared to $0.4 million for the comparable prior year period. The 2022 tax expense included an expense of $0.1 million related to our non-U.S. operations and $0.1 million related to our domestic operations, compared to the comparable period in 2021 when the expense included a $0.4 million expense related to our non-U.S. operations and minimal expense related to our domestic operations.

The domestic tax expense for both periods is primarily attributable to state income taxes and the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-U.S operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets. For the three months ended September 30, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. We will maintain this valuation allowance until there is sufficient positive evidence to support its reversal. We believe there is a reasonable possibility within the next twelve months that sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense for the period the release is recorded. Additionally, if the valuation allowance is released and we continue to earn profits, our effective tax rate would likely increase in future periods compared to our current rates.

For the nine months ended September 30, 2022 and 2021

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Net sales	$492,338	100%	$430,305	100%	$62,033	14%
Cost of sales	292,109	59%	252,055	59%	40,054	16%
Gross profit	200,229	41%	178,250	41%	21,979	12%
Operating expenses, net:
Research and development	77,237	16%	66,397	15%	10,840	16%
Selling, general, and administrative	67,987	14%	63,325	15%	4,662	7%
Amortization of intangible assets	7,514	2%	9,305	2%	(1,791)	(19)%
Other operating expense (income), net	587	-	138	-	449	*
Total operating expenses, net	153,325	31%	139,165	32%	14,160	10%
Operating income (loss)	46,904	10%	39,085	9%	7,819	20%
Interest income (expense), net	(7,753)	(2)%	(20,221)	(5)%	12,468	(62)%
Income (loss) before income taxes	39,151	8%	18,864	4%	20,287	108%
Income tax expense (benefit)	1,125	-	1,029	-	96	9%
Net income (loss)	$38,026	8%	$17,835	4%	$20,191	113%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Nine Months Ended September 30,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$275,528	56%	$181,641	42%	$93,887	52%
Compound Semiconductor	96,325	20%	72,255	17%	24,070	33%
Data Storage	70,845	14%	132,261	31%	(61,416)	(46)%
Scientific & Other	49,640	10%	44,148	10%	5,492	12%
Total	$492,338	100%	$430,305	100%	$62,033	14%
Sales by geographic region
United States	$159,157	32%	$160,908	38%	$(1,751)	(1)%
EMEA	66,221	13%	36,128	8%	30,093	83%
China	95,071	20%	68,148	16%	26,923	40%
Rest of APAC	170,526	35%	164,926	38%	5,600	3%
Rest of World	1,363	-	195	-	1,168	*
Total	$492,338	100%	$430,305	100%	$62,033	14%
*	Not meaningful

Sales increased for the nine months ended September 30, 2022 against the comparable prior year period, primarily in the Semiconductor and Compound Semiconductor markets, partially offset by a decline in the Data Storage market. By geography, sales increased in the EMEA and China regions, partially offset by a decline in the United States. Sales in the Rest of APAC region for the nine months ended September 30, 2022 included sales in Taiwan, Singapore and Japan of $79.1 million, $34.8 million, and $27.6 million, respectively. Sales in the Rest of APAC region for the nine months ended September 30, 2021 included sales in Taiwan and South Korea of $53.0 million and $39.9 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the nine months ended September 30, 2022, gross profit increased against the comparable prior period primarily due to an increase in sales volume. Gross margins remained relatively flat, as increases in margins due to product and region mix of sales in the period were offset by increased logistics costs, as well as an increase in spending as we invested in service infrastructure and capacity expansion to meet the growing demands for our semiconductor product lines. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the nine months ended September 30, 2022 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the nine months ended September 30, 2022 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. However, expenses as a percentage of revenue have decreased when compared to the prior year period. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we are currently experiencing duplicate operating expenses for the transition from our existing facility in San Jose, California to our new leased facility, and will continue to do so until this transition is completed.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2021.

Interest Income (Expense)

We recorded net interest expense of $7.8 million for the nine months ended September 30, 2022, compared to $20.2 million for the comparable prior year period. The decrease in interest expense was primarily related to the adoption of ASU 2020-06, as non-cash charges related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes decreased approximately $10.0 million for the nine months ended September 30, 2022 against the comparable prior period. Additionally, cash interest expense on the Notes decreased approximately $2.3 million from the comparable prior period due to the partial repurchase of the 2023 Notes in November 2021.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the nine months ended September 30, 2022 was $1.1 million, compared to $1.0 million for the comparable prior year period. The 2022 tax expense included an expense of $0.8 million related to our non-U.S. operations and $0.3 million related to our domestic operations, compared to the comparable period in 2021 when the expense included a $0.8 million expense related to our non-U.S. operations and $0.2 million related to our domestic operations.

The domestic tax expense for both periods is primarily attributable to state income taxes and the tax amortization of indefinite-lived intangible assets that is not available to offset U.S. deferred tax assets. The foreign tax expense for both periods is primarily attributable to non-U.S operations profits and foreign withholding taxes on unremitted earnings, offset by the amortization of intangible assets. For the nine months ended September 30, 2022 and 2021, the Company’s U.S. deferred tax assets are fully offset by a valuation allowance since the Company cannot conclude that it is more likely than not that these future benefits will be realized. We will maintain this valuation allowance until there is sufficient positive evidence to support its reversal. We believe there is a reasonable possibility within the next twelve months that sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense for the period the release is recorded. Additionally, if the valuation allowance is released and we continue to earn profits, our effective tax rate would likely increase in future periods compared to our current rates.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$169,111	$119,747
Restricted cash	557	725
Short-term investments	101,862	104,181
Total	$271,530	$224,653

At September 30, 2022 and December 31, 2021, cash and cash equivalents of $47.4 million and $38.3 million, respectively, were held outside the United States. As of September 30, 2022, we had $16.8 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided and did not require the use of cash due to the use of net operating loss carryforwards. Approximately $6.8 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States.

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

A summary of the cash flow activity for the nine months ended September 30, 2022 and 2021 is as follows:

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net income	$38,026	$17,835
Non-cash items:
Depreciation and amortization	19,100	19,634
Non-cash interest expense	719	10,762
Deferred income taxes	(43)	(12)
Share-based compensation expense	16,969	11,735
Changes in operating assets and liabilities	603	(9,305)
Net cash provided by (used in) operating activities	$75,374	$50,649

Net cash provided by operating activities was $75.4 million for the nine months ended September 30, 2022 and was due to net income of $38.0 million, adjustments for non-cash items of $36.7 million, and an increase in cash flow from changes in operating assets and liabilities of $0.6 million. The changes in operating assets and liabilities were largely attributable to 1) increases in accounts receivable and inventories; 2) decreases in accrued expenses; partially offset by 3) increases in customer deposits; and 4) decreases in prepaid expenses and other current assets.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Capital expenditures	$(21,771)	$(31,453)
Changes in investments, net	610	(25,637)
Net cash provided by (used in) investing activities	$(21,161)	$(57,090)

The cash used in investing activities during the nine months ended September 30, 2022 and 2021 was primarily attributable capital expenditures. We experienced a high level of capital expenditures in both 2022 and 2021 as we build-out our newly leased facility in San Jose, California. We expect a period of some duplicate operating expenses until the transition from our pre-existing facility to our new facility is completed.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(4,909)	$(1,551)
Net cash provided by (used in) financing activities	$(4,909)	$(1,551)

The cash used in financing activities for the nine months ended September 30, 2022 and 2021 was related to cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $101.9 million at September 30, 2022. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2022, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.6 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 69% and 68% of our total net sales for the three and nine months ended September 30, 2022, respectively, and 67% and 62% for the comparable 2021 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 3% of total net sales for both the three and nine months ended September 30, 2022 and 2021.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of September 30, 2022. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco (the “Derivative Action”). The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. On January 25, 2021, the court granted the defendants’ demurrer without leave to amend effecting the dismissal of the case. On March 26, 2021, plaintiff filed its notice of appeal of the trial court’s order granting defendants’ demurrer without leave to amend. In April 2022, Veeco and plaintiff reached an agreement to settle the Derivative Action subject to court approval. As part of the settlement and subject to court approval, Veeco will make certain revisions to its internal Disclosure Committee Charter and its director education program. The agreement also provides that, subject to court approval, plaintiff will receive $0.3 million for fees and expenses. This amount will be funded by insurance that Veeco maintains in the normal course of its business. On September 12, 2022, the court issued an order granting preliminary approval of the proposed settlement (the “Preliminary Approval Order”). The Preliminary Approval Order set the final settlement approval hearing for November 17, 2022.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our 2021 Form 10-K, and in Part 2, Item 1A of our quarterly reports on Form 10-Q for the quarters ending March 31, 2022 and June 30 2022. There have been no material changes from the risk factors previously disclosed, except as follows:

Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.

The U.S. government has implemented, and may continue to implement, several changes in trade policy which have adversely affected and could continue to adversely affect the Company’s ability to sell and service its products to and for customers located in China and in certain other countries.

On October 7, 2022, the U.S. Commerce Department, Bureau of Industry and Security (“BIS”) announced new rules aimed in part at restricting China’s ability to obtain advanced computing chips and manufacture advanced semiconductors. These new rules include heightened restrictions on U.S. companies, and on defined “U.S. Persons”, who may facilitate semiconductor development and production at facilities in China which manufacture, or have the potential to manufacture, certain advanced integrated circuits. In addition, a new export classification code – 3B090 – has been created for certain deposition equipment, for which licenses will now be required for sale into China (with a presumption of denial). BIS explained that the new rules are designed to curtail China’s use of these items in the development of weapons of mass destruction, artificial intelligence and supercomputing-enhanced war fighting, and in technologies that enable human rights violations. Previous changes in trade policy by the U.S. government have included, without limitation, the elimination of license exception CIV, the implementation of new regulations governing the sale of equipment to defined “Military End Users” and for defined “Military End Uses”, and the addition of several companies to the U.S. Commerce Department’s Unverified List and Entity List (including Semiconductor Manufacturing International Corporation and certain related entities).

The effect of these changes, among others, is that U.S. companies are now required to obtain export licenses – now at times with a presumption of denial -- before providing commodities, software, and technology (which are subject to the regulations) to customers for whom licensing requirements did not previously apply. These changes have had, and will likely continue to have, a negative effect on our ability to sell and service certain equipment in China. The heightened export restrictions may also inhibit technical discussions with existing or prospective customers, negatively impacting our ability to pursue sales opportunities. The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals pose a particular disadvantage to the Company relative to our non-U.S. competitors who are not required to comply with U.S. export controls. This difficulty and uncertainty has adversely affected our ability to compete for and win business from customers in China. Foreign customers affected by these and future U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products. This “trade war” with China, together with the prospect of additional governmental action related to export controls restrictions, international sanctions, and/or tariffs, has adversely affected, and is likely to continue to adversely affect, demand for our products and the results of our operations and financial condition.

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

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2022.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer