Form 10-K
period 2022-12-31
VEECO INSTRUMENTS INC
filed 2023-02-22
CIK 103145

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☒	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the registrant at July 1, 2022 (the last business day of the registrant’s most recently completed second quarter) was $906,413,355 based on the closing price of $18.08 on the NASDAQ Global Select Market on that date.

As of February 13, 2023, there were 51,661,429 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VEECO INSTRUMENTS INC.

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, as amended, relating to Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “Registrant,” “we,” “our,” or “us,” unless the context indicates otherwise) that are based on management’s expectations, estimates, projections, and assumptions. When used in this Form 10-K, words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Discussions containing such forward-looking statements may be found in Part I, Items 1 and 3, Part II, Items 7 and 7A hereof, as well as within this Form 10-K generally. Forward-looking statements in this discussion include, but are not limited to, those regarding anticipated growth and trends in our businesses and markets, industry outlooks and demand drivers, our investment and growth strategies, our development of new products and technologies, our business outlook for the current and future periods, the impact of the COVID-19 pandemic, our ongoing transformation initiative and the effects thereof on our operations and financial results, and other statements that are not historical facts. These statements and their underlying assumptions are subject to risks and uncertainties and are not guarantees of future performance. Factors that could cause actual results to differ materially from those expressed or implied by such statements include, without limitation:

●	the level of demand for our products;

●	industry and global economic conditions, including without limitation ongoing recessionary concerns, inflationary pressures and supply chain challenges;

●	the effects of regional or global health epidemics, including the effects of the COVID-19 pandemic on the Company’s operations and on those of our customers and suppliers;

●	global trade issues, including the ongoing trade disputes between the U.S. and China, and changes in trade and export license policies;

●	our dependency on third-party suppliers and outsourcing partners;

●	the timing of customer orders;

●	our ability to develop, deliver and support new products and technologies;

●	data security incidents, cyberattacks, and other disruptions in our information technology systems and/or those of our third party vendors and other partners;

●	our ability to expand our current markets, increase market share and develop new markets;

●	the concentrated nature of our customer base;

●	our ability to obtain and protect intellectual property rights in key technologies;

●	our ability to achieve the objectives of operational and strategic initiatives and attract, motivate and retain key employees;

●	the variability of results among products and end-markets, and our ability to accurately forecast future results, market conditions, and customer requirements;

●	the impact of our indebtedness, including our convertible senior notes and our capped call transactions; and

●	other risks and uncertainties described in our SEC filings on Forms 10-K, 10-Q, and 8-K, including those included in Item 1A, "Risk Factors" of this Form 10-K, and from time-to-time in our other SEC reports.

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

Our 2023 priorities are:

●	Protect: Safety is one of Veeco’s core values. We have taken steps to keep employees safe throughout the COVID-19 pandemic and we continue to maintain focus on traditional workplace health and safety matters. We understand that the culture of the Company can have a direct impact on our performance. We made significant improvements to our culture as measured by an initial culture survey performed in 2019, a follow-up in 2021 and a planned survey in 2023, and we remain committed to working with employees to continue to strengthen our culture;

●	Execute: We believe that our success depends on our ability to successfully execute in challenging environments, recognizing that our customers have high expectations. The Veeco United team worked through material shortages, lead time increases, and labor shortages in our factories as well as those of our suppliers in 2022. We are focused on continued execution throughout our entire supply chain, including our internal manufacturing activities, in order to meet customer demand. Additionally, we are focused on multiple customer satisfaction initiatives, including on-time deliveries and improving customer service performance metrics;

●	Innovate: We plan to continue our efforts in product innovation. We have exciting new solutions in our semiconductor and compound semiconductor product development pipeline, which we believe will solve our customers’ difficult materials challenges and enable sustainable growth in the long term. In 2022, we heavily invested in our manufacturing capabilities through our San Jose expansion, and made significant investments in our service capabilities to meet the requirements of our tier one semiconductor customers, and had a successful year of evaluation acceptances with our customers. Additionally, we acquired Epiluvac AB, a privately held Swedish company, in January 2023, accelerating our penetration into the emerging, high-growth Silicon Carbide (“SiC”) epitaxy equipment market. In 2023 we plan to maintain our emphasis on placing strategic evaluation systems with customers in the semiconductor and compound semiconductor markets, consistent with our growth plans. These systems are provided to customers after significant time spent demonstrating their capabilities in our factory and represent one of the final stages in our customers’ selection process. We are focused on successful outcomes for these evaluations and in continuing the elevated level of evaluation system activity with existing and potential customers; and

●	Growth and Profitability: We are focused on maintaining profitability through near-term macroeconomic challenges and growing in our Data Storage market, as well as in our Semiconductor market despite an expected decline in wafer fab equipment (“WFE”) spending. We are in a mixed demand environment, with strong recent order activity in the Semiconductor and Data Storage markets, offset by near term weakness in the Compound Semiconductor market. However, we are investing for and expect long-term growth in the Semiconductor and Compound Semiconductor markets. We are focused on executing our backlog, and also winning additional business to drive meaningful long-term growth. We are also focused on responsible management of our cost structure, including an emphasis on gross margins.

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
Semiconductor

The Semiconductor market refers to early process steps in logic and memory applications where silicon wafers are processed. There are many different process steps in forming patterned wafers, such as depositioning, etching, masking, and doping, where the microchips are created but remain on the silicon wafer. As device architectures continue to shrink with advanced nodes, more precise process control is paramount to achieving high yields and competitive cost. One such process step is called Laser Annealing, which uses a very precise method to activate dopants, reduce contact resistance and modify material grain structure. The Veeco laser annealing technology enables our customers to have a lower thermal budget by annealing at higher temperatures over a shorter period of time. This market also includes mask blank production for extreme ultraviolet (“EUV”) lithography with Veeco’s Ion Beam Deposition technology.

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

Power Electronics refers to semiconductor devices such as rectifiers, inverters and converters for the control and conversion of electric power in growing applications such as fast or wireless charging of consumer electronics and automotive applications. The power electronics market has historically been dominated by silicon devices. However, demand has been rapidly growing for applications in automotive, energy and industrial end-markets which require compound semiconductor devices such as those made from gallium nitride and silicon carbide to address higher voltages and higher power requirements.

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

● Gallium Nitride (“GaN”) MOCVD ● Arsenides/ Phosphides (“As/P”) MOCVD ● Wet Processing ● MBE ● ALD ● IBE ● SiC Chemical Vapor Deposition (“CVD”)
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

Other Systems

We have other deposition systems including Physical Vapor Deposition, Diamond-Like Carbon Deposition, and Chemical Vapor Deposition Systems primarily sold to the data storage market. In addition, we have mechanical systems such as saws and lappers for the data storage industry as well as the power semiconductor market. Finally, we have Gas-mixing systems primarily sold to the semiconductor market. We also continue to focus on penetrating adjacent markets with organically developed and acquired technology, including Ion Beam Deposition for low resistance metals and SiC CVD systems for power electronics applications.

Sales and Service

We sell our products and services worldwide through various strategically located facilities in the United States, Europe, and the Asia-Pacific region. We believe that our customer service organization is a significant factor in our success. We provide service and support on a warranty, service contract, and an individual service-call basis. We believe that offering timely support creates stronger relationships with customers. Revenue from the sales of parts, upgrades, service, and support represented approximately 24%, 28%, and 30% of our net sales for the years ended December 31, 2022, 2021, and 2020, respectively. Parts and upgrade sales represented approximately 18%, 21%, and 23% of our net sales for those years, respectively, and service and support sales were 6%, 7%, and 7% respectively.

Customers

We sell our products to many of the world’s semiconductor IDMs and Foundries, OSAT, HDD, and photonics manufacturers, as well as research centers and universities. We rely on certain principal customers for a significant portion of our sales. Sales to Western Digital and TDK Headway each separately accounted for more than 10% of our total net sales in 2021; and sales to Seagate Technology accounted for more than 10% of our total net sales in 2020. No customer accounted for more than 10% of our total net sales in 2022. If any principal customer discontinues its relationship with us or suffers economic difficulties, our business prospects, financial condition, and operating results could be materially and adversely affected.

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

Backlog

Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date generally within twelve months, and a deposit, when required. Our backlog increased to $499.9 million at December 31, 2022 from $440.2 million at December 31, 2021.

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

Our principal competitors include: Aixtron; Applied Materials; Canon; Grand Plastics Technology; Mattson; Screen Semiconductor Solutions; Shanghai Micro Electronics Equipment; and Suss MicroTec.

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

Human Capital Resources

Veeco’s global workforce spans twelve countries around the world. At the end of 2022, we had 1,221 employees with 265 located in the Asia-Pacific region, 42 in the EMEA region, and 914 in the United States. Approximately 25% of our employees are involved in research and development; 55% are involved in operations, manufacturing, service, and quality assurance; and 20% are involved in sales, order administration, marketing, finance, information technology, general management, and other administrative functions. Our success depends on our ability to attract, retain, and motivate employees. We compete for talent with other companies and organizations. We consider our relations with the Veeco United Team to be favorable. We are subject to various federal, state, and local regulations, and regularly monitor all key employment activities, such as hiring, termination, pay and working practices to ensure compliance with such regulations. In addition, we may supplement the Veeco United Team with contractors and other temporary workers.

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

Employment, Recruitment and Development

Our recruitment programs are regionally focused. Hiring is done at a local level to ensure compliance with applicable regulations. We advertise job openings and source candidates broadly to attract a diverse candidate pool. As a leader in our industry, we are able to attract a strong candidate pool and have been successful in filling vacancies. In fiscal 2022, we hired 254 employees, 197 of whom were within the United States, 49 of whom were in the Asia-Pacific region, and 8 of whom were in the EMEA region.

We track and report key talent metrics including workforce demographics, talent pipeline and diversity. We invest in professional development programs to provide opportunities for individuals to advance their careers in either technical/individual contributor or leadership tracks. Many of our training and development programs are offered on-line for the benefit of employees located around the world. Additional focus is placed on the development of future leaders and we utilize a talent review process through which high-potential and high-performing employees are assessed for future leadership roles as part of our succession management process. We monitor turnover statistics carefully, since turnover is an important indicator of employee satisfaction. Our 12-month rolling average for voluntary turnover at December 31, 2022 was approximately 9.4%. Our employee average tenure is more than 7 years.

Employee Engagement

The engagement and satisfaction of the Veeco United Team is critical to our culture and our success. In 2019, we conducted a formal employee survey designed to assess global employee engagement, leadership, work environment and culture. Over 90% of our employees participated in the survey, itself an indicator of a high level of employee engagement. Participants provided over 2,000 responses to open-ended questions. The findings from this survey established an agenda for various initiatives designed to strengthen our Company. In 2021, we conducted a second formal employee survey, using the same survey instrument. Approximately 90% of employees again participated in the survey and, again, nearly 2,000 responses were provided to open-ended questions. We saw significant improvements across all survey areas, and we remain committed to working with employees to strengthen the Company’s culture. Our executives conduct regular meetings with our global workforce providing employees with opportunities to engage with senior leaders and ask questions in open Q&A sessions. Finally, we maintain and regularly remind our employees about our confidential third-party hotline service that can be utilized to share their concerns.

Compensation Philosophy

Our compensation philosophy is targeted to support our employees’ financial, physical, and mental health and well-being. We utilize independent surveys to ensure that our total compensation packages are competitive. We help employees share in the success of the Company through various programs including profit sharing and bonus plans, equity awards, and an Employee Stock Purchase Plan (“ESPP”). In addition to providing our employees with competitive compensation packages, we offer benefits designed to meet the needs of employees and their families, including paid time off, medical, dental and vision coverage, disability income protection, life insurance, retirement savings contributions, and more. Veeco pays the majority or all of the costs for many of these benefits.

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

In the second quarter of 2021, Veeco established a Diversity and Inclusion Council. The Council, composed of Veeco colleagues from many different parts of the Company, represents Veeco’s ongoing commitment to inclusion of all genders, sexual orientations, races, ethnic origins, religions, and diversity of thought. The team has recently established

Veeco’s Diversity and Inclusion Mission Statement and Charter. The charter affirms our commitment to building awareness, enhancing community partnerships, addressing diversity in our recruiting and hiring practices, empowering employees to promote D&I initiatives, and identifying opportunities to have meaningful engagements with peers and the leadership team. We are excited to continue developing initiatives to promote and celebrate diversity at Veeco.

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

Our highest priorities throughout the pandemic were, and continue to be, the health and well-being of our employees, customers, suppliers, and stakeholders. From the beginning of the pandemic, through the recent challenges posed by the acceleration of coronavirus variants, we have taken precautions to protect employees, visitors, and customers while minimizing disruption to our business. Our facilities remained operational as an “essential business” throughout the pandemic. However, we implemented rigorous health and safety protocols at our manufacturing facilities, including extensively and frequently disinfecting our facilities, limiting access to our facilities, checking temperatures of individuals entering our facilities, staggering shifts to minimize employee overlap in gowning areas, and providing protective equipment in order to minimize the risks to our employees. In addition, we required many of our employees to work from home wherever possible. We protected employees, customers, and stakeholders by providing remote meetings, demos, and service, whenever possible. Our Veeco United team was committed to remaining flexible and responsive throughout the pandemic. We carefully monitored and responded to local, state, and federal guidance related to the pandemic. We developed our COVID-19 Pledge to describe all the measures we implemented in our facilities to keep employees working on-site safe throughout the pandemic.

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

Item 1A. Risk Factors

Key Risk Factors That May Impact Future Results

Stockholders should carefully consider the risk factors described below when evaluating the Company. Any of these factors, many of which are beyond our control, could materially and adversely affect our business, financial condition, operating results, cash flow, and stock price.

Risks Related to Our Business and Industry

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

Conditions of the markets in which we operate are volatile and may experience significant deterioration. Changing market conditions require that we continuously monitor and reassess our strategic resource allocation decisions. If we fail to properly adapt to changing business environments, we may lack the infrastructure and resources necessary to scale up our businesses to successfully compete during periods of growth, or we may incur excess fixed costs during periods of decreasing demand. Adverse market conditions relative to our products may result in:

●	reduced demand for our products, or the rescheduling or cancellation of orders for our products which may result in negative backlog adjustments;
●	asset impairments, including the impairment of goodwill and other intangible assets;
●	unfavorable changes in customer mix and product mix;
●	increased price competition for our products, or increased competition from sellers of used equipment or lower-priced alternatives to our products, which could lead to lower profit margins for our products;
●	increased inventory obsolescence;
●	disruptions in our supply chain;
●	higher operating costs, caused by matters such as rising inflation and interest rates in various regions, which the Company is currently experiencing; and
●	an increase in uncollectable amounts due from our customers resulting in increased reserves for doubtful accounts and write-offs of accounts receivable.

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

The semiconductor industry, characterized by a high frequency and complexity of technology transitions and inflections (commonly referred to as “Moore’s Law”), poses unique risks and challenges. Our ability to successfully compete in this market will depend on our ability to address and manage a number of industry-specific risks, including and without limitation to the following:

●	the heightened cost of research and development, associated with matters such as shrinking geometries, complex device structures, multiple applications and process steps, and the use of new materials;
●	customer demands for shorter cycle times between order placements and product shipments, which will necessitate accurate forecasting of customer investment;
●	customer demands for continuous reductions in the total cost of manufacturing system ownership, together with challenging equipment service demands and the resulting need for us to properly allocate our service resources;
●	the number of types and varieties of semiconductors and number of applications across multiple substrate sizes;
●	the need to reduce product development time, despite increasingly difficult technical challenges;
●	our customers’ ability to reconfigure and re-use our equipment, resulting in reduced demand for new equipment or services from us; and

●	the importance of establishing market positions in segments with growing demand.

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

The demand for semiconductors, HDDs and other devices is highly dependent on sales of consumer electronic products, such as tablets, smartphones, laptops and wearable devices. In addition, as a result of the growing automotive semiconductor market, semiconductor demand is also heavily influenced by the demand for automobiles. Factors that could affect the levels of spending on consumer electronic products and automobiles include consumer confidence, access to credit, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, and other macroeconomic factors affecting consumer spending behavior. The emergence of new or competing technologies may also affect demand for consumer electronic products. These and other factors have had and could continue to have an adverse effect on the demand for our customers’ products and, in turn, on our customers’ demand for our products and services. Furthermore, in the past, some of our customers have overestimated their potential for market share growth. If this growth is overestimated, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, obsolete inventory, and liabilities to our suppliers for products no longer needed. Alternatively, changes that result in sudden increases in demand for consumer electronic products and automobiles may result in a shortage of parts and materials needed to manufacture our products, and attendant shipping delays (both to us and to our customers) and/or the cancellation of orders placed by our customers.

The effects of the COVID-19 pandemic have strained and have negatively impacted our businesses and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain.

The outbreak and continuing spread of COVID-19 and its variants have resulted in a substantial curtailment of business activities worldwide and has caused and is likely to continue to cause weakened economic conditions, both domestically and abroad, including in markets in Asia and Europe from which we derive the majority of our revenue. Government restrictions (such as the China government lockdowns in 2022 of Shenzhen and Shanghai), quarantines and worker absenteeism as a result of COVID-19 have led to a significant number of business closures and other slowdowns. These slowdowns have adversely impacted and will likely continue to adversely impact Veeco directly, as well as our customers, suppliers and other partners.

Although there has been recent improvement in the global economy since the most severe effects of COVID-19, many macroeconomic variables remain dynamic. While all of our global sites are currently operational, any local pandemic outbreaks could require us to temporarily curtail production levels or temporarily cease operations based on government mandates. Furthermore, the COVID-19 conditions have adversely impacted, and may continue to adversely impact, our ability to timely source critical parts and materials and to provide on-site services to our customers. Supply chain shortages, which have been and may continue to be exacerbated by shipping delays caused by transportation interruptions (associated with matters such as reduced availability of air transport, port closures, and increased border controls), could require us to purchase excess inventory with longer lead times, which could increase inventory obsolescence risk while negatively impacting our working capital. Shortages of critical parts have strained and may continue to strain our manufacturing capacity, threatening to adversely impact our ability to meet customer needs, which may negatively impact our revenues, results of operations and financial condition. While we have been able to successfully mitigate these risks thus far, without material negative impact to our financial performance, our continued ability to do so remains uncertain.

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

Furthermore, certain key parts may be subject to long lead-times or may be obtainable only from a single supplier or limited group of suppliers, and some sourcing and assembly is provided by suppliers located in countries other than the United States. We may experience significant interruptions in our manufacturing operations, delays in our ability to timely deliver products or services, increased costs, or customer order cancellations as a result of:

●	the failure or inability of our suppliers to timely deliver quality parts;
●	volatility in the availability and cost of materials;
●	difficulties or delays in obtaining required import or export approvals;
●	information technology or infrastructure failures;
●	natural disasters such as earthquakes, tsunamis, fires, floods, or storms; or
●	other causes such as regional or global economic downturns or recessions, international trade disruptions, pandemics, political instability, terrorism, or acts of war, which could result in delayed deliveries, manufacturing inefficiencies, increased costs, or order cancellations.

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

Historically, we have experienced long and unpredictable sales cycles (the period between our initial contact with a potential customer and the time that we recognize revenue from resulting sales to that customer). It is not uncommon for our sales cycle to exceed twelve months. The timing of an order often depends on our customer’s capital expenditure budget, over which we have no control. In addition, the time it takes us to procure and build a product to customer specifications typically ranges from three to twelve months. When coupled with the fluctuating amount of time required for shipment and installation, our sales cycles often vary widely, and these variations can cause fluctuations in our operating results. As a result of our lengthy sales cycles, we may incur significant research and development, selling, general, and administrative expenses before we generate revenue for these products. We may never generate the anticipated revenue if a customer cancels or otherwise changes its purchase plans, or if our evaluation systems do not satisfy customer requirements (which could result in working capital constraints, excess inventory or inventory obsolescence, and other harm to the Company). These risks are particularly prevalent in the semiconductor market, which is often characterized by long customer qualification times, typically twelve to eighteen months. Once qualified, the ramp to volume production can take an additional extended period of time, often twelve to twenty-four months. During these periods, little to no revenue will be recognized by us, while we will continue to incur research and development costs. Despite our efforts, our products may never be qualified and may never achieve design-tool-of-record (“DTOR”) or production-tool-of-record (“PTOR”) status, and our financial condition and results of operations may be materially and adversely affected.

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

We have completed several significant acquisitions and investments in the past, including our recent acquisition of Epiluvac AB, and we will consider new opportunities in the future. Acquisitions and investments involve numerous risks, many of which are unpredictable and beyond our control, including the following:

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

In addition, we continually assess the strategic fit of our businesses and may from time to time seek to divest portions of our Company that no longer fit our strategic plan. Divestitures involve significant risks and uncertainties, including the ability to sell such businesses at satisfactory prices, on acceptable terms, and in a timely manner. Divestitures may also disrupt other parts of our businesses, distract the attention of our management, result in a loss of key employees or customers, and require that we allocate internal resources that would otherwise be devoted to operating our existing businesses. Divestitures may expose us to unanticipated liabilities (including those arising from representations and warranties made to a buyer regarding the businesses) and to ongoing obligations to support the businesses following such divestitures, any and all of which could adversely affect our financial condition and results of operations.

Risks Associated with Operating a Global Business

We are exposed to risks of operating businesses outside the United States.

A majority of our sales are to customers, and significant elements of our supply chain are from suppliers, who are located outside of the United States, which we expect to continue. Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the United States, many of which are beyond our control including:

●	political and social attitudes, laws, rules, regulations, and policies within countries that favor local companies over U.S. companies, including government-supported efforts to promote local competitors;
●	global trade issues and uncertainties with respect to trade policies, including tariffs, trade sanctions, and international trade disputes, and the ability to obtain required import and export licenses;
●	differing legal systems and standards of trade which may not honor our intellectual property rights and which may place us at a competitive disadvantage;
●	pressures from foreign customers and foreign governments for us to increase our operations and sourcing in the foreign country, which may necessitate the sharing of sensitive information and intellectual property rights;
●	multiple conflicting and changing governmental laws and regulations, including varying labor laws and tax regulations;
●	reliance on various information systems and information technology to conduct our business, making us vulnerable to cyberattacks by third parties or breaches due to employee error, misuse, or other causes, that could result in business disruptions, loss of or damage to our intellectual property and confidential information (and that of our customers and other business partners), reputational harm, transaction errors, processing inefficiencies, or other adverse consequences;
●	regional or global economic downturns or recessions, varying foreign government support, unstable political environments, and other changes in foreign economic conditions;
●	the impact of public health epidemics, such as the COVID-19 pandemic, on employees, suppliers, customers and the global economy;
●	difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriating cash;
●	longer sales cycles and difficulties in collecting accounts receivable; and
●	different customs and ways of doing business.

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

On October 7, 2022, the U.S. Commerce Department, Bureau of Industry and Security (“BIS”) announced new rules aimed in part at restricting China’s ability to obtain advanced computing chips and manufacture advanced semiconductors. Previous changes in trade policy by BIS have included, without limitation, the elimination of license exception CIV, the implementation of new regulations governing the sale of equipment to defined “Military End Users” and for defined “Military End Uses”, the addition of several companies to the U.S. Commerce Department’s Unverified List and Entity List (including Semiconductor Manufacturing International Corporation and certain related entities), and the expansion of the

“foreign direct product rule” to restrict the sale of certain products if Huawei Technologies Co., Ltd. or its affiliates are parties to a transaction involving the products.

The effect of these changes, among others, is that U.S. companies are now required to obtain export licenses – now at times with a presumption of denial -- before providing commodities, software, and technology (which are subject to the regulations) to customers for whom licensing requirements did not previously apply. These changes have had, and will likely continue to have, a negative effect on our ability to sell and service certain equipment in China. The heightened export restrictions may also result in shipping delays, as the new regulations are interpreted and applied, and may inhibit technical discussions with existing or prospective customers, negatively impacting our ability to pursue sales opportunities. The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals pose a particular disadvantage to the Company relative to our non-U.S. competitors who are not required to comply with U.S. export controls. This difficulty and uncertainty has adversely affected our ability to compete for and win business from customers in China. Foreign customers affected by these and future U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products. This “trade war” with China, together with the prospect of additional governmental action related to export controls restrictions, international sanctions, and/or tariffs, has adversely affected, and is likely to continue to adversely affect, demand for our products and the results of our operations.

The changes in U.S. trade policy and export controls, as well as sanctions imposed by the U.S. against certain Chinese companies, have triggered retaliatory action by China and could trigger further retaliation (including the possible escalation of geopolitical tensions between China and Taiwan). In addition, China has provided, and is expected to continue to provide, significant assistance, financial and otherwise, to its domestic industries, including some of our competitors. We face increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities that is intended to advance China’s stated national policy objectives. In addition, the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies.

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

Whether with respect to sales to customers located in China or otherwise, products which (i) are manufactured in the United States, (ii) incorporate controlled U.S. origin parts, technology, or software, or (iii) are based on U.S. technology, are subject to the U.S. Export Administration Regulations (“EAR”) when exported to and re-exported from international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. Currently, our laser annealing, MOCVD, MBE and certain other systems and products are controlled for export under the EAR. Licenses or proper license exceptions may be required for the shipment of our products to certain customers or countries. Obtaining an export license or determining whether an export license exception exists often requires considerable effort by us and cooperation from the customer, which can add time to the order fulfillment process. We may be unable to obtain required export licenses or qualify for export license exceptions and, as a result, we may be unable to export products to our customers and/or meet their servicing needs (requiring us to refund customer prepayments for products we are unable to ship). Non-compliance with the EAR or other applicable export regulations could result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that an export regulatory body determines that any of our shipments violate applicable export regulations, we could be fined significant sums and our export capabilities could be restricted, which could have a material adverse impact on our business.

We are exposed to various risks associated with global regulatory requirements.

As a public company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions, and the rules and regulations of various governing bodies, which may differ among jurisdictions. We are required to comply with legal and regulatory requirements pertaining to such matters as data privacy (including the European Union General Data Protection Regulation and similar laws), anti-corruption (such as the Foreign Corrupt Practices Act and other local laws prohibiting improper payments to governmental officials), labor laws, immigration, customs, trade, taxes, corporate governance, conflict minerals, and antitrust regulations, among others. In addition, we are required to comply with laws and regulations pertaining to carbon emissions, and other regulatory requirements addressing climate change concerns. These laws and regulations, which are ever-evolving and at times complex and inconsistent, impose costs on our business and divert management time and attention from revenue-generating activities. Changes to or ambiguities in these laws and regulations may create uncertainty regarding our compliance requirements. While we intend to comply with these regulatory requirements, if we are found by a court or regulatory agency to have failed in these efforts, our business, financial condition, and results of operations could be adversely affected.

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

All information systems are subject to breach and disruption. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of expertise and motives (including industrial espionage), including organized criminal groups, nation states, and others. In addition to the extraction of sensitive information, attacks could include the deployment of harmful malware, ransomware, or other means which could affect service reliability and threaten the confidentiality, integrity, and availability of information.

We have experienced, and our third-party providers have experienced, cybersecurity attacks, some of which have been, and may continue to be, successful. Significant disruptions in our information technology systems (or those of our key suppliers, contract manufacturers, distributors, sales agents and other partners) or other data security incidents could adversely affect our business operations and result in the loss or misappropriation of, and unauthorized access to, sensitive information. Future or ongoing disruptions or incidents, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war or other causes, could result in a material disruption in our business operations, force us to incur significant costs and engage in litigation, harm our reputation, and subject us to liability under laws, regulations, and contractual obligations.

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

Financial, Accounting and Capital Market Risks

Our operating results may be adversely affected by tightening credit markets.

As a global company with worldwide operations, we are subject to volatility and adverse consequences associated with economic downturns and recessions in different parts of the world. In the event of a downturn, many of our customers may delay or reduce their purchases of our products and services. If negative conditions in the credit markets, including continued increases in interest rates, prevent our customers from obtaining credit or necessary financing, product orders in these channels may decrease, which could result in lower revenue. In addition, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, and attendant pricing pressures. If our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, their ability to continue to supply materials to us may be negatively affected.

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

Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for research performed in the U.S. and fifteen years for research performed outside the U.S. Additionally, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA includes a new 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion and a 1% excise tax on stock repurchases made by certain publicly traded U.S. corporations, and is effective for tax years beginning after December 31, 2022. Finally, recommendations made by the Organization for Economic Cooperation and Development’s (the “OECD”) Base Erosion and Profit Shifting project have the potential to lead to changes in tax laws in numerous countries and could increase our tax obligations in countries where we do business. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting, and governmental authorities from various jurisdictions (including the United States) continue to discuss potential legislation and other reforms, including proposals for global minimum tax rates. Any of these developments or changes in federal or international tax laws, rules, practices or rates (including future changes or modifications to existing practices) could have an adverse material impact on our ability to utilize our deferred tax attributes, our effective tax rate and results of operations including cash flows and financial position.

In addition, as of each reporting date, we evaluate the realizability of our deferred tax assets which may result in the recognition and/or release of a valuation allowance. In 2022, we recognized a net decrease of $104.9 million of our valuation allowance, primarily related to the reversal of valuation allowances on domestic deferred tax assets. Any changes in the valuation allowance will have a direct impact on our effective tax rate. The realization of net deferred tax assets relies on our ability to generate future taxable income, and, as such, if the Company is unable to generate sufficient future taxable income, we may not obtain the full benefit of these deferred tax assets.

Finally, we are subject to income tax on a jurisdictional or legal entity basis and significant judgment is required in certain instances to allocate our taxable income to a jurisdiction and to determine the related income tax expense and benefits. Losses in one jurisdiction generally may not be used to offset profits in other jurisdictions. As a result, changes in the mix of our earnings (or losses) between jurisdictions, among other factors, could alter our overall effective income tax rate, possibly resulting in significant tax rate increases. Furthermore, we are regularly audited by various tax authorities, and these audits may result in increased tax provisions which could negatively affect our operating results in the periods in which such determinations are made or changes occur.

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

As of December 31, 2022, we had $20.2 million in principal amounts outstanding in 2023 Notes, $132.5 million in principal amounts outstanding in 2025 Notes, and $125.0 million in principal amounts outstanding in 2027 Notes. The 2023 Notes matured on January 15, 2023 and were paid in cash and settled at that time. In addition, as of December 31, 2022, we had an undrawn senior secured revolving credit facility in an aggregate principal amount of $150.0 million, including a $15.0 million letter of credit sublimit.

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

Finally, holders of the Notes will have the right to require us to repurchase all or any portion of their Notes upon the occurrence of a fundamental change before the maturity date. Additionally, in the event the conditional conversion features of the 2023 Notes, 2025 Notes, and 2027 Notes are triggered (as is currently the case for the 2027 Notes through March 31, 2023), holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert the Notes, or if a fundamental change occurs before maturity, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted, which could adversely impact our liquidity. Additionally, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted. In addition, even if holders do not elect to convert the Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Issuance of our common stock, if any, upon conversion of the Notes, as well as the capped call transactions and the hedging activities of the option counterparties, may impair or reduce our ability to utilize our foreign tax credits or our research and development credits carryforwards in the future.

Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (“NOLs”) carried forward from prior years and to reduce from tax liabilities in any year foreign tax credits and R&D credits carried forward from prior years.

As of December 31, 2022, we had U.S. federal foreign tax credits carryforwards of approximately $8.7 million expiring in 2027, and R&D credits carryforwards of approximately $36.5 million expiring in varying amounts between 2023 and

2042. If we were to experience a “change in ownership” under Section 382 of the Internal Revenue Code (“Section 382”), the federal credits carry forward limitation under Section 383 of the Internal Revenue Code would impose an annual limit on the amount of tax liabilities that may be offset by foreign tax credits and R&D credits generated prior to the change in ownership. If an ownership change were to occur, we may be unable to use a significant portion of our foreign tax credits and R&D credit carryforwards to offset future tax liabilities.

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

The option counterparties or their affiliates may enter into or modify hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2027 Notes (and are likely to do so during any observation period related to a conversion of the 2027 Notes). This activity could also cause fluctuations in the market price of our common stock and the 2027 Notes, which could affect the ability of the noteholders to convert the 2027 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2027 Notes, it could affect the number of shares and value of the consideration that noteholders will receive upon conversion of the 2027 Notes.

General Risk Factors

The price of our common shares is volatile and could decrease.

The stock market in general and the market for technology stocks in particular has experienced significant volatility. The trading price of our common shares has fluctuated significantly and could decline independent of the overall market, and shareholders could lose all or a substantial part of their investment. The market price of our common shares could continue to fluctuate in response to several factors, including among others:

●	difficult macroeconomic conditions, economic recessions, international trade disputes, unfavorable geopolitical events, and general stock market uncertainties, such as those occasioned by a global liquidity crisis and a failure of large financial institutions;
●	actual or anticipated variations in our results of operations;
●	issues associated with the performance of our products, or the performance of our internal systems such as our customer relationship management (“CRM”) system or our enterprise resource planning (“ERP”) system;
●	announcements of financial developments or technological innovations;
●	our failure to meet the performance estimates of investment research analysts;
●	changes in recommendations and financial estimates by investment research analysts, and decisions by investment research analysts to cease coverage of our Company;
●	margin trading, short sales, hedging and derivative transactions involving our common stock;
●	our failure to successfully implement cost reduction initiatives and restructuring activities, if and when required;
●	delays or difficulties in satisfying internal control evaluations and attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002;

●	the commencement of, and rulings on, litigation and legal proceedings; and
●	the occurrence of major catastrophic events.

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

We are subject to environmental, health, and safety regulations in connection with our business operations, including but not limited to regulations relating to the development, manufacture and use of our products, recycling and disposal of related materials, and the operation and use of our facilities and real property. Failure or inability to comply with existing or future environmental, health and safety regulations, including those relating to carbon emissions and climate change, could result in significant remediation liabilities, the imposition of fines, the suspension or termination of research, development, or use of certain of our products, and other harm to the Company, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, changes in environmental laws and regulations, including those relating to greenhouse gas emissions and other climate change matters, could require us (and/or our key suppliers, contract manufacturers and other partners) to install new equipment, alter operations to incorporate new technologies, or implement new processes, among other measures, which may cause us to incur significant costs and divert management attention.

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

We are exposed to risks associated with the increased attention by our stakeholders to environmental, social and governance (“ESG”) matters.

Our stakeholders, including customers, investors, advisory firms, employees, and suppliers, among others, have increasingly focused on our ESG initiatives, including those regarding climate change, human rights, inclusion and diversity, among others. These expectations can extend, and have extended, to our corporate practices, initiatives, and disclosures, as well as stakeholder standards or preferences for investments or doing business. Third-party rating agencies have also established standards for a range of ESG-related factors, which may be inconsistent and are subject to change. These expectations and stakeholder requirements may impact the attractiveness of our business, the manner in which we do business, our reputation, the costs of doing business, and the willingness of our stakeholders to engage with, invest in, or retain us. We may be further impacted by the adoption of ESG-related regulation and legislation in the jurisdictions in which we do business, which could result in increased compliance, operational, and other costs.

From time to time the Company communicates its strategies, commitments and targets relating to ESG matters. These strategies, commitments and targets reflect our current plans and aspirations, and we may be unable to achieve them. In addition, the standards for measuring and reporting sustainability metrics may change over time and could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any failure to satisfy or achieve ESG-related requirements or targets could adversely impact the demand for our products, subject us to significant costs and liabilities, cause our stock price to decline, and result in reputational harm.

We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult.

We have adopted, and may in the future adopt, certain measures that may have the effect of delaying, deferring, or preventing a takeover or other change in control of our Company, which a holder of our common stock may not consider to be in the holder’s best interest. For example, our board of directors has the authority to issue up to 500,000 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred stock). Such preferred stock may have rights, including economic rights, senior to our common stock. As a result, the issuance of the preferred stock could have a material adverse effect on the price of our common stock and could make it more difficult for a third party to acquire a majority of our outstanding common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and principal research and development, manufacturing, and sales and service facilities as of December 31, 2022 are as follows:

	Approximate
Owned Facilities Location	Size (sq. ft.)	Use
Plainview, NY	80,000	Corporate Headquarters; R&D; Sales & Service; Administration
Somerset, NJ	80,000	R&D; Manufacturing; Sales & Service; Administration
St. Paul, MN	43,000	R&D; Manufacturing; Sales & Service; Administration
Somerset, NJ	38,000	R&D; Sales & Service; Administration

	Approximate		Lease
Leased Facilities Location	Size (sq. ft.)	Use	Expiration
San Jose, CA	100,000	R&D; Manufacturing; Sales & Service; Administration	2023
San Jose, CA	100,000	R&D; Manufacturing; Sales & Service; Administration	2037
Somerset, NJ	57,000	Warehouse	2027
Horsham, PA	49,000	R&D; Manufacturing; Sales & Service; Administration	2024
Waltham, MA	17,000	R&D; Sales & Service; Administration	2030

In addition to the above, our foreign sales and service subsidiaries lease office space in China, Germany, Japan, Malaysia, Philippines, Singapore, South Korea, Thailand, Taiwan and the United Kingdom. Additionally, we have substantially completed our transition from our previous San Jose facility, whose lease expired in January 2023, to a newly leased facility in San Jose, both of which are reflected in the table above. The new facility has approximately the same square footage as our existing San Jose, California facility, but expanded manufacturing capabilities for our laser annealing and lithography technologies. We believe our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

The discussion under the heading Legal Proceedings within Note 9, “Commitments and Contingencies” to the Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “VECO.” As of February 13, 2023, there were approximately 130 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have not paid dividends on our common stock. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements, and other circumstances.

Stock Performance Graph

ASSUMES $100 INVESTED ON DEC. 31, 2017

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31

	2017	2018	2019	2020	2021	2022
Veeco Instruments Inc.	100.00	49.90	98.89	116.90	191.72	125.12
S&P Smallcap 600	100.00	91.52	112.37	125.05	158.59	133.06
RDG MidCap Technology	100.00	115.75	128.69	170.85	105.29	46.44

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

The Veeco United team executed well in a challenging environment during 2022, accomplishing a number of milestones, including:

●	Solidly executing our multi-year growth strategy, with progress advancing our product roadmaps for the Semiconductor and Compound Semiconductor markets, execution of our robust evaluation program with high customer acceptance rates, and completing our San Jose expansion

●	Achieved 11% year-on-year revenue growth for the Company, including record revenue in the Semiconductor market, which grew 50% year-on-year

●	Developed silicon carbide market strategy, culminating in the acquisition of Epiluvac, accelerating our SiC epitaxy equipment market penetration

●	Reinforced our commitment to culture and corporate responsibility, including appointing an additional female Board member, publishing our third sustainability report, and implementing a leadership training program

●	Positioned the Company for a solid performance expected in 2023, with an ending 2022 backlog of $500 million, and robust cash flow from operations of $108 million, strengthening our balance sheet

These accomplishments enabled us to exit 2022 well positioned to execute on our growth plans for 2023.

Business Update

Macroeconomic challenges across the industry have been well publicized, including supply chain constraints, an inflationary environment with a potential recession ahead, new China-export regulations, and a forecasted decline in the semiconductor and related markets due to softness in consumer, smartphone and PC applications, all of which are contributing to a difficult environment with increased uncertainty.

Longer lead times and parts shortages and allocations have required that we plan further ahead than usual, and we have undertaken efforts to increase our purchase commitments to secure critical components in a timely manner. Material lead times continue to be a challenge with respect to our supply chain, limiting our ability to fulfill some of our customers’ demands in a timely manner, as many of our peers have also been experiencing. We are also experiencing increasing labor, logistics, and material costs, creating additional gross margin pressures. We expect supply shortages and related challenges to persist into 2023, and we continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps in an effort to ensure continuity of supply.

Additionally, we have seen a slow-down in certain shorter lead time products such as wet processing, advanced packaging lithography, and spare parts and upgrades, as well as instances where customers have requested order cancellations, delayed shipments, or delayed payments. Consequently, we are monitoring the situation very closely and have been taking early actions to limit the pace at which we increase spending while maintaining our growth trajectory.

Furthermore, the US Department of Commerce, Bureau of Industry and Security (“BIS”), issued additional China-export regulations on October 7, 2022, which broadened the requirements under which export licenses will be required, with a presumption of denial as to their issuance. In addition, certain China-based companies were added to the BIS Unverified

List, and changes have been made to the BIS Entity List, further restricting sales to the named entities. Recent order activity has led to significant backlog in China, some of which may be subject to these regulations. While the export regulation landscape is fluid and evolving, we believe at this time that the substantial majority of this backlog will not be negatively affected by the new regulations.

Finally, like many in our industry, we continue to manage through the effects of the COVID-19 pandemic. While new variants of COVID-19 have emerged and additional variants may emerge in the future, we continue to proactively implement precautionary measures if and when necessary to keep our workplaces healthy and safe. Our top priority steadfastly remains protecting the health and safety of our employees, customers, suppliers and community.

While our actions have been effective so far, there could be additional challenges ahead that may impact either our operations or those of our customers, which could have a negative effect on our financial performance, including productivity and capacity impacts as a result of the ongoing pandemic. We expect these measures to continue until we determine that the COVID-19 pandemic is adequately contained for purposes of our operations, and we may take further actions as government authorities require or as we determine to be in the best interests of our employees, customers, suppliers and community. We may incur additional expenses in future periods in response to the pandemic, which could adversely affect our operations and financial condition.

While we work to overcome these macroeconomic challenges, we continue to serve our customers in the following four end-markets: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other.

Sales in the Semiconductor market grew 50% in 2022 and were driven by our laser annealing systems for both advanced and trailing node logic devices, ion beam deposition systems for EUV mask blank production, and lithography systems for Advanced Packaging. We continue to build momentum for our laser annealing solutions with advanced node logic customers by winning application steps with leading manufacturers. We have also been receiving orders and shipping systems for trailing node applications in China and other regions. In addition to logic, we introduced laser annealing to the memory market and received an acceptance for an evaluation system at a DRAM manufacturer. Our lithography systems for Advanced Packaging are aligned with packaging approaches such as fan out wafer level packaging and other advanced packaging applications. Additionally, the ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam mask blank systems. Overall, our technology and market strategy are well aligned with trends such as artificial intelligence, mobile connectivity and high-performance computing that drive the Semiconductor market. Given recent order activity and current backlog in the Semiconductor market, we expect revenue in 2023 to outpace (“WFE”) spending growth, which is forecasted to be down 20% or more. Finally, we have completed our new San Jose leased facility buildout, and have fully transitioned to this new location.

We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing and MOCVD, along with MBE and Ion Beam, all of which have been developed to support emerging applications such as 5G driven RF device/filter manufacturing, GaN power electronics, and photonics applications including edge-emitting lasers, specialty LEDs and micro-LEDs. Sales in the Compound Semiconductor market grew 13% in 2022. We experienced growth in system shipments for photonics applications. We continue to invest for future growth in the Compound Semiconductor market in areas like power electronics and Micro-LEDs. Power electronics markets are served by GaN equipment, and also by SiC epitaxy equipment. We are working to penetrate the GaN power market, which is driven by applications such as wireless charging in consumer electronics. In addition to our GaN system offerings, on January 31st, 2023 Veeco acquired SiC technology to address the high-growth SiC power epitaxy equipment market, which is driven by electric vehicles. With this acquisition, Veeco is accelerating its entry into this market, and expects revenue in 2024. The purchase price for the transaction, all payable in cash, was $30 million paid at the time of closing with a potential additional $35 million in performance based earn-outs.

After several years of growth, sales in the Data Storage market were down 48% in 2022. Demand for our Ion Beam products is driven by cloud-based storage. Hard disk drive manufacturers are manufacturing drives with an increasing number of magnetic heads and they are introducing advanced technologies which require increased capital intensity. With data proliferation forecasted to continue to grow, and based on orders we received in 2022, we feel optimistic about the long-term prospects of our data storage business.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. Revenue was up 12% in 2022 compared to 2021, and we expect sales in this market to grow modestly in the long run, in line with GDP.

Overall, given our strong backlog in the semiconductor, data storage and scientific markets, offset by near-term weakness in compound semiconductor, we expect total 2023 revenue to be in the range of $630 million to $670 million.

Results of Operations

Years Ended December 31, 2022 and 2021

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2022 and 2021 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	For the year ended December 31,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Net sales	$646,137	100%	$583,277	100%	$62,860	11%
Cost of sales	382,989	59%	341,003	58%	41,986	12%
Gross profit	263,148	41%	242,274	42%	20,874	9%
Operating expenses, net:
Research and development	103,565	16%	88,680	15%	14,885	17%
Selling, general, and administrative	88,952	14%	84,536	14%	4,416	5%
Amortization of intangible assets	10,018	2%	12,280	2%	(2,262)	(18)%
Other operating expense (income), net	317	—%	68	—%	249	366%
Total operating expenses, net	202,852	31%	185,564	32%	17,288	9%
Operating income	60,296	9%	56,710	10%	3,586	6%
Interest income (expense), net	(9,311)	(1)%	(26,020)	(4)%	16,709	(64)%
Other income (expense), net	—	—%	(5,010)	(1)%	5,010	*
Income before income taxes	50,985	8%	25,680	4%	25,305	99%
Income tax expense (benefit)	(115,957)	—%	(358)	—%	(115,599)	*
Net income	$166,942	26%	$26,038	4%	$140,904	541%
*	Not meaningful

Net Sales

The following is an analysis of sales by end-market and by region:

	Year ended December 31,				Change
	2022		2021		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$369,369	57%	$247,051	43%	$122,318	50%
Compound Semiconductor	121,194	19%	106,972	18%	14,222	13%
Data Storage	87,544	13%	168,760	29%	(81,216)	(48)%
Scientific & Other	68,030	11%	60,494	10%	7,536	12%
Total	$646,137	100%	$583,277	100%	$62,860	11%
Sales by geographic region
United States	$197,433	31%	$217,209	38%	$(19,776)	(9)%
EMEA	87,837	14%	55,129	9%	32,708	59%
China	123,703	19%	105,998	18%	17,705	17%
Rest of APAC	235,735	36%	204,633	35%	31,102	15%
Rest of World	1,429	—%	308	—%	1,121	364%
Total	$646,137	100%	$583,277	100%	$62,860	11%

Total sales increased for the year ended December 31, 2022 against the comparable prior year period in the Semiconductor, Compound Semiconductor, and Scientific & Other markets, partially offset by a decline in the Data Storage market. By geography, sales increased in the EMEA, China, and Rest of APAC regions, partially offset by a decrease in the United States. Included within the Rest of APAC region for the year ended December 31, 2022 were sales in Taiwan, South Korea, Singapore, and Japan of $105.0 million, $40.3 million, $38.4 million, and $30.8 million, respectively, while sales within Rest of APAC region for the year ended December 31, 2021 included sales in Taiwan and South Korea of $65.2 million and $50.4 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

In 2022, gross profit increased compared to 2021 primarily due to an increase in sales volume, partially offset by decreased gross margins. Gross margins decreased principally due to increased logistics costs, as well as an increase in spending as we invested in service infrastructure and capacity expansion to meet the growing demands for our semiconductor product lines. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased in 2022 compared to 2021 primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased in 2022 compared to 2021 primarily due to higher variable expenses associated with the increase in revenue, profitability, and order in-take. Given the uncertainty regarding the impacts on our business resulting from the COVID-19 pandemic, we are focused on the proactive management of expenses. In future periods, we may incur additional selling, general and administrative expenses to support our responses to the COVID-19 pandemic. In addition, we experienced some duplicate operating expenses for the transition from our existing facility in San Jose, California to our new leased facility, which is substantially complete at this time.

Amortization Expense

Amortization expense decreased in 2022 compared to 2021 primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2022.

Interest Income (Expense)

For the year ended December 31, 2022, we recorded net interest expense of $9.3 million, compared to $26.0 million for the comparable prior period. The decrease in interest expense was primarily related to the adoption of ASU 2020-06, as non-cash charges related to the amortization of debt discount and transaction costs of the 2023 Notes, 2025 Notes, and 2027 Notes decreased approximately $12.9 million for 2022 compared to 2021. Additionally, cash interest expense on the Notes decreased approximately $2.6 million from the comparable prior year due to the partial repurchase of the 2023 Notes in November 2021.

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

Income Taxes

At each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of our deferred tax assets. As of December 31, 2022, we achieved three years of cumulative pretax income for our United States (“domestic”) operations. In addition, we evaluated additional positive evidence and concluded that it is more likely than not our deferred tax assets are realizable on a more likely than not basis with the exception of certain state tax attributes.

The 2022 income tax benefit of $116.0 million was primarily comprised of a $117.0 million domestic tax benefit primarily in connection with release of $105.5 million valuation allowance, partially offset by a $1.0 million income tax expense related to our foreign operations.

The 2021 income tax benefit of $0.4 million is comprised of a $0.7 million income tax benefit related to the reduction of uncertain tax positions based upon settlements with tax authorities, partially offset by a $0.3 million income tax expense attributable to the foreign income taxes and foreign withholding taxes.

Years Ended December 31, 2021 and 2020

See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022, for Management’s Discussions and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	December 31,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$154,925	$119,747
Restricted cash	547	725
Short-term investments	147,488	104,181
Total	$302,960	$224,653

A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At December 31, 2022 and 2021, cash and cash equivalents of $28.4 million and $38.3 million, respectively, were held outside the United States. As of December 31, 2022, we had $17.8 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided. Approximately $7.8 million of undistributed earnings would be subject to foreign withholding taxes if distributed back to the United States. We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes.

A summary of the cash flow activity for the year ended December 31, 2022 and 2021 is as follows:

Cash Flows from Operating Activities

	For the year ended December 31,
	2022	2021

	(in thousands)
Net income	$166,942	$26,038
Non-cash items:
Depreciation and amortization	25,645	26,058
Non-cash interest expense	962	13,819
Deferred income taxes	(118,040)	(651)
Share-based compensation expense	22,994	15,249
Loss on extinguishment of debt	—	4,029
Impairment of equity investment	—	980
Changes in operating assets and liabilities	9,980	(17,780)
Net cash provided by (used in) operating activities	$108,483	$67,742

Net cash provided by operating activities was $108.5 million for the year ended December 31, 2022 and was due to net income of $166.9 million and an increase in cash flow from operating activities due to changes in operating assets and liabilities of $10.0 million, partially offset by adjustments for non-cash items of $68.5 million. The changes in operating assets and liabilities was largely attributable to an increase in customer deposits, partially offset by an increase in inventories and accounts receivables.

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

Cash Flows from Investing Activities

	For the year ended December 31,
	2022	2021

	(in thousands)
Capital expenditures	$(24,604)	$(40,643)
Changes in investments, net	(44,276)	83,446
Proceeds from held for sale assets, net of costs to sell	—	1,725
Net cash provided by (used in) investing activities	$(68,880)	$44,528

The net cash used in investing activities during the year ended December 31, 2022 was attributable to the net change in investments, as well as capital expenditures. The net cash provided by investing activities during the year ended December 31, 2021 was attributable to the net change in investments, partially offset by capital expenditures. We experienced a high level of capital expenditures during 2021 associated with the continued build-out of our newly leased facility in San Jose, California, which is substantially complete at this time.

Cash Flows from Financing Activities

	For the year ended December 31,
	2022	2021

	(in thousands)
Repurchase of 2023 Notes	$—	$(115,604)
Debt issuance costs	—	(835)
Settlement of equity awards, net of withholding taxes	(4,550)	(5,590)
Net cash provided by (used in) financing activities	$(4,550)	$(122,029)

The net cash used in financing activities for the year ended December 31, 2022 was primarily related to the settlement of equity awards. The net cash used in financing activities for the year ended December 31, 2021 was primarily related to the cash used to repurchase $111.5 million principal amount of our 2023 Notes as well as the settlement of equity awards.

Convertible Senior Notes and Revolving Credit Facility

We have $20.2 million outstanding principal balance of 2.70% convertible senior notes that bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. These notes matured on January 15, 2023 and were paid in cash and settled by the Company at that time. In addition, we have $132.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. Finally, we have $125.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until March 31, 2023.

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

Contractual Obligations and Commitments

We have commitments under certain contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. We expect to fund these contractual arrangements with cash generated from operations in the normal course of business, as well as existing cash and cash equivalents and short-term investments. In addition, we have bank guarantees and letters of credit issued by a financial institution on our behalf as needed. At December 31, 2022, outstanding bank guarantees and letters of credit totaled $8.2 million and unused bank guarantees and letters of credit of $14.1 million were available to be drawn upon.

The following table summarizes our contractual arrangements at December 31, 2022 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

	(in thousands)
Principal payments on long-term debt	$277,673	$20,173	$132,500	$125,000	$—
Cash interest on debt	32,959	9,597	16,331	7,031	—
Operating leases	53,792	3,757	8,159	7,632	34,244
Purchase commitments(1)	289,168	250,119	39,049	—	—
Total	$653,592	$283,646	$196,039	$139,663	$34,244
(1)	Purchase commitments are generally for inventory used in the manufacturing of our products, as well as equipment and project materials used to support research and development activities. We generally do not enter into purchase commitments extending beyond one year. However, material shortages and supply chain challenges have caused some of these commitments to extend beyond one year. At December 31, 2022, we have $9.4 million of offsetting supplier deposits that will be applied against these purchase commitments.

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

Recent Accounting Pronouncements

We adopted ASU 2019-12 in the second quarter of 2020. We have also adopted ASU 2020-06 effective January 1, 2022. Refer to Note 1, “Significant Accounting Policies,” for additional information.

We are also evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $147.5 million at December 31, 2022. These securities are subject to interest rate risk and, based on our investment portfolio at December 31, 2022, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.6 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 69%, 62%, and 68% of our total net sales in 2022, 2021, and 2020, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our net sales denominated in currencies other than the U.S. dollar represented approximately 3%, 3%, and 5% of total net sales in 2022, 2021, and 2020, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of December 31, 2022. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Our principal executive and financial officers are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed and put into effect to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Using the criteria established in the Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Management has evaluated, assessed, and concluded that internal control over financial reporting is effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Veeco Instruments Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Veeco Instruments Inc. and subsidiaries' the (Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

Santa Clara, California
February 22, 2023

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item that will appear under the heading “Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item that will appear under the heading “Independent Auditor Fees and Other Matters” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

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

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Conflict Minerals Report of Veeco Instruments Inc.	SD	1.01	5/27/2022
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	10-Q	3.1	8/14/1997
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	10-K	3.2	3/14/2001
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	10-Q	3.1	8/14/2000
3.4	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002.	10-Q	3.1	10/26/2009
3.5	Amendment to Certificate of Incorporation of Veeco dated May 18, 2010.	10-K	3.8	2/24/2011
3.6	Seventh Amended and Restated Bylaws of Veeco effective January 9, 2023.	8-K	3.1	1/10/2023
3.7	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco dated March 14, 2001.	10-Q	3.1	5/9/2001
4.1	Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.1	1/18/2017
4.2	First Supplemental Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.2	1/18/2017
4.3	Indenture, dated as of May 18, 2020, between Veeco Instruments Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	5/18/2020
4.4	Form of 3.75% Convertible Senior Notes due 2027.	8-K	4.1	5/18/2020
4.5	Indenture, dated as of November 17, 2020, between Veeco Instruments Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	11/17/2020
4.6	Form of 3.50% Convertible Senior Notes due 2025.	8-K	4.1	11/17/2020
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	2/21/2020
10.1	Lease dated February 18, 2021 between Veeco Instruments Inc. and Trimble-Junction Ventures LLC.	8-K	10.1	2/24/2021

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.2*	Veeco Severance Benefits Policy, effective May 1, 2009.	10-K	10.1	2/22/2021
10.3*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective May 5, 2016.	S-8	10.1	6/2/2016
10.4*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective March 3, 2017.	10-Q	10.1	11/3/2017
10.5*	Veeco Instruments Inc. 2019 Stock Incentive Plan.	S-8	10.1	5/7/2019
10.6*	Amendment No. 1 to the Veeco Instruments Inc.2019 Stock Incentive Plan.	S-8	4.8	5/20/2022
10.7	Ultratech, Inc. 1993 Stock Option/Stock Issuance Plan (as Amended and Restated as of May 31, 2011)	S-8	10.1	5/26/2017
10.8	Form of Capped Call Confirmation.	8-K	10.1	5/18/2020
10.9	Exchange Agreement.	8-K	10.1	11/17/2020
10.10	Note Purchase Agreement, dated as of November 5, 2021, by and between Veeco Instruments Inc. and Lynrock Lake LLP.	8-K	10.1	11/8/2021
10.11	Loan and Security Agreement, dated as of December 16, 2021, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, the lenders from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, Barclays bank PLC, as joint lead arranger and joint bookrunner, and Santander Bank, N.A.	8-K	10.1	12/20/2021
10.12	Guaranty, dated as of December 16, 2021, by the guarantors, identified therin in favor of HSBC Bank USA, National Association, as agent.	8-K	10.2	12/20/2021
10.13*	Form of Notice of Performance Share Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2018.	10-Q	10.1	5/7/2018
10.14*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2018.	10-Q	10.2	5/7/2018
10.15*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2019.	10-Q	10.1	5/7/2019
10.16*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2019 (time-based version A).	10-Q	10.2	5/7/2019
10.17*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2019 (time-based version B).	10-Q	10.3	5/7/2019
10.18*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2020.	10-K	10.16	2/22/2021

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.19*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2020.	10-K	10.17	2/22/2021
10.20*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2021.	10-Q	10.1	5/4/2021
10.21*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2021.	10-Q	10.2	5/4/2021
10.22*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.	10-Q	10.1	5/9/2022
10.23*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.	10-Q	10.2	5/9/2022
10.24*	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013.	10-Q	10.1	11/4/2013
10.25*	Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.9	6/2/2016
10.26*	First Amendment to Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.11	5/7/2019
10.27*	Second Amendment to Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.1	5/11/2021
10.28*	Form of Amended and Restated Indemnification Agreement entered into between Veeco and each of its directors and executive officers (August 2017).	10-Q	10.2	8/3/2017
10.29*	Veeco Amended and Restated Senior Executive Change in Control Policy, effective as of January 1, 2014.	10-K	10.22	2/28/2014
10.30*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller.	10-K	10.30	2/22/2012
10.31*	Letter Agreement dated August 29, 2018 between Veeco and Dr. William J. Miller.	8-K	10.2	9/4/2018
10.32*	Amendment dated March 22, 2019 to the Letter Agreement between Veeco and William J. Miller, Ph.D.	10-Q	10.4	5/7/2019
10.33*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	10-K	10.38	3/12/2004
10.34*	Amendment effective June 9, 2006 to Letter Agreement between Veeco and John P. Kiernan.	10-Q	10.3	8/4/2006
10.35*	Amendment effective December 31, 2008 to Letter Agreement between Veeco and John P. Kiernan.	10-K	10.40	3/2/2009
10.36*	Letter dated January 1, 2020 from Veeco to John P. Kiernan.	8-K	99.2	1/2/2020
10.37*	Letter Agreement dated March 20, 2019 between Veeco and Adrian Devasahayam.	10-K	10.30	2/22/2021
10.38*	Letter Agreement dated August 4, 2017 between Veeco and Peter Porshnev.	10-K	10.31	2/22/2021

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.39*	Letter Agreement dated March 9, 2020 between Veeco and Susan Wilkerson.	10-K	10.32	2/22/2021
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of KPMG LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline. XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*    Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

**  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2023.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 22, 2023.

Signature	Title

/s/ WILLIAM J. MILLER, Ph.D.	Chief Executive Officer and Director
William J. Miller, Ph.D.	(principal executive officer)

/s/ JOHN P. KIERNAN	Senior Vice President and Chief Financial Officer
John P. Kiernan	(principal financial & accounting officer)

/s/ RICHARD A. D’AMORE	Chairman
Richard A. D’Amore

/s/ KATHLEEN A. BAYLESS	Director
Kathleen A. Bayless
/s/ SUJEET CHAND, Ph.D. Sujeet Chand, Ph.D.	Director

/s/ GORDON HUNTER	Director
Gordon Hunter

/s/ KEITH D. JACKSON	Director
Keith D. Jackson

/s/ LENA NICOLAIDES, Ph.D.	Director
Lena Nicolaides, Ph.D.

/s/ MARY JANE RAYMOND	Director
Mary Jane Raymond

/s/ PETER J. SIMONE	Director
Peter J. Simone

/s/ THOMAS ST. DENNIS	Director
Thomas St. Dennis

Veeco Instruments Inc. and Subsidiaries

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Veeco Instruments Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the covertible senior notes as of January 1, 2022 due to the adoption of Accounting Standards Update No. 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective method.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the value of excess and obsolete inventory

As discussed in Note 1 of the consolidated financial statements, the Company assesses the valuation of its inventories, including materials, work-in-process, and finished goods, each reporting period. Obsolete inventory or inventory in excess of the Company’s estimated usage requirement is written down to its estimated net realizable value if less than cost. Estimates of usage include the Company’s analysis of anticipated demand, possible alternative uses of its inventory, as well as other qualitative factors. As of December 31, 2022, the Company’s inventories totaled $206.9 million.

We identified the assessment of the value of excess and obsolete inventory as a critical audit matter. Subjective auditor judgement was required to evaluate the Company’s estimates of anticipated demand, which can be affected by market and economic conditions outside the Company’s control.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s inventory valuation process. This included controls related to the development of estimates of anticipated demand of inventory. We evaluated current year estimates of anticipated demand used to assess the value of excess and obsolete inventory when they differed significantly from historical sales volumes. For certain inventory items, we compared the prior year estimate of anticipated demand to actual results to assess the Company’s ability to accurately forecast.

Evaluation of the realizability of domestic deferred tax assets

As discussed in Note 1 and 15 to the consolidated financial statements, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized, which is dependent upon the generation of future taxable income. As of December 31, 2022, the Company had deferred tax assets before valuation allowances of $143.2 million.

We identified the evaluation of the realizability of the domestic deferred tax assets as a critical audit matter. The evaluation of the realizability of domestic deferred tax assets required subjective auditor judgment to assess the projections of future taxable income, including projected revenue growth rates, over the periods in which those deferred tax assets will be utilized. We performed a sensitivity analysis to determine the assumptions used in the Company’s forecast of projected future taxable income, including projected revenue growth rates, that have a significant impact on utilization of the domestic deferred tax assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to assessing the realizability of domestic deferred tax assets, which included controls related to the Company's evaluation of assumptions used to estimate projected revenue growth rates and projected future taxable income. We evaluated management’s projections of revenue growth rates by comparing them to (i) historical growth for certain product lines, (ii) industry data and economic trends, and (iii) known customer orders. We also assessed the Company’s ability to project future revenue growth rates by comparing previous annual projections to actual results. We evaluated management’s projections of future taxable income by comparing them to (i) recent financial profitability trends of the Company and (ii) industry data and economic trends. We assessed the Company’s ability to project future taxable income by comparing previous annual projections to actual results. We also performed a sensitivity analysis over the amount and timing of future taxable income to assess the impact on utilization of the domestic deferred tax assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Santa Clara, California

February 22, 2023

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$154,925	$119,747
Restricted cash	547	725
Short-term investments	147,488	104,181
Accounts receivable, net	124,221	109,609
Contract assets	16,507	18,293
Inventories	206,908	170,858
Prepaid expenses and other current assets	18,305	25,974
Total current assets	668,901	549,387
Property, plant, and equipment, net	107,281	99,743
Operating lease right-of-use assets	26,467	28,813
Intangible assets, net	23,887	33,905
Goodwill	181,943	181,943
Deferred income taxes	116,349	1,639
Other assets	3,355	3,546
Total assets	$1,128,183	$898,976

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$52,049	$44,456
Accrued expenses and other current liabilities	56,031	79,752
Customer deposits and deferred revenue	127,223	63,136
Income taxes payable	2,432	1,860
Current portion of long-term debt	20,169	—
Total current liabilities	257,904	189,204
Deferred income taxes	1,285	4,792
Long-term debt	254,491	229,438
Long-term operating lease liabilities	33,581	32,834
Other liabilities	3,098	5,080
Total liabilities	550,359	461,348
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 51,660,409 shares issued and outstanding at December 31, 2022 and 50,652,864 shares issued and outstanding at December 31, 2021	517	507
Additional paid-in capital	1,078,180	1,116,921
Accumulated deficit	(501,801)	(681,283)
Accumulated other comprehensive income	928	1,483
Total stockholders' equity	577,824	437,628
Total liabilities and stockholders' equity	$1,128,183	$898,976

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31,
	2022	2021	2020
Net sales	$646,137	$583,277	$454,163
Cost of sales	382,989	341,003	259,863
Gross profit	263,148	242,274	194,300
Operating expenses, net:
Research and development	103,565	88,680	78,994
Selling, general, and administrative	88,952	84,536	76,251
Amortization of intangible assets	10,018	12,280	15,333
Restructuring	—	—	1,097
Asset impairment	—	—	281
Other operating expense (income), net	317	68	(221)
Total operating expenses, net	202,852	185,564	171,735
Operating income	60,296	56,710	22,565
Interest income	2,199	2,340	1,551
Interest expense	(11,510)	(28,360)	(24,739)
Other income (expense), net	—	(5,010)	(7,841)
Income before income taxes	50,985	25,680	(8,464)
Income tax expense (benefit)	(115,957)	(358)	(73)
Net income	$166,942	$26,038	$(8,391)

Income per common share:
Basic	$3.35	$0.53	$(0.17)
Diluted	$2.71	$0.49	$(0.17)

Weighted average number of shares:
Basic	49,906	49,073	48,362
Diluted	65,607	53,643	48,362

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the year ended December 31,
	2022	2021	2020
Net income	$166,942	$26,038	$(8,391)
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in net unrealized gains or losses	(514)	(311)	(53)
Unrealized gain (loss) on available-for-sale securities	(514)	(311)	(53)
Currency translation adjustments:
Change in currency translation adjustments	(41)	(52)	5
Net changes related to currency translation adjustments	(41)	(52)	5

Total other comprehensive income (loss), net of tax	(555)	(363)	(48)

Total comprehensive income	$166,387	$25,675	$(8,439)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2019	48,994	$490	$1,071,058	$(698,930)	$1,894	$374,512
Net income (loss)	—	—	—	(8,391)	—	(8,391)
Other comprehensive income (loss), net of tax	—	—	—	—	(48)	(48)
Share-based compensation expense	—	—	12,703	—	—	12,703
Net issuance under employee stock plans	730	7	549	—	—	556
Extinguishment of equity component of repurchased/exchanged 2023 Notes	—	—	(14,714)	—	—	(14,714)
Equity component of 2025 Notes	—	—	20,706	—	—	20,706
Equity component of 2027 Notes	—	—	33,363	—	—	33,363
Purchase of capped calls	—	—	(10,313)	—	—	(10,313)
Balance at December 31, 2020	49,724	497	1,113,352	(707,321)	1,846	408,374
Net income (loss)	—	—	—	26,038	—	26,038
Other comprehensive income (loss), net of tax	—	—	—	—	(363)	(363)
Share-based compensation expense	—	—	15,249	—	—	15,249
Net issuance under employee stock plans	929	10	(5,600)	—	—	(5,590)
Extinguishment of equity component of repurchased 2023 Notes	—	—	(6,080)	—	—	(6,080)
Balance at December 31, 2021	50,653	507	1,116,921	(681,283)	1,483	437,628
Cumulative effect of change in accounting principle - adoption of ASU 2020-06	—	—	(56,800)	12,540	—	(44,260)
Net income (loss)	—	—	—	166,942	—	166,942
Other comprehensive income (loss), net of tax	—	—	—	—	(555)	(555)
Share-based compensation expense	—	—	22,994	—	—	22,994
Net issuance under employee stock plans	1,007	10	(4,935)	—	—	(4,925)
Balance at December 31, 2022	51,660	$517	$1,078,180	$(501,801)	$928	$577,824

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$166,942	$26,038	$(8,391)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,645	26,058	30,697
Non-cash interest expense	962	13,819	13,792
Deferred income taxes	(118,040)	(651)	(299)
Share-based compensation expense	22,994	15,249	12,703
Loss on extinguishment of debt	—	4,029	7,841
Asset impairment	—	—	281
Impairment of equity investments	—	980	—
Provision for bad debts	—	—	140
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(12,826)	(26,664)	(30,361)
Inventories	(37,288)	(24,803)	(11,528)
Prepaid expenses and other current assets	7,668	7,621	(2,610)
Accounts payable and accrued expenses	(13,115)	20,225	15,959
Customer deposits and deferred revenue	64,087	(4,099)	12,424
Income taxes receivable and payable, net	557	947	86
Other, net	897	8,993	2,287
Net cash provided by (used in) operating activities	108,483	67,742	43,021

Cash Flows from Investing Activities
Capital expenditures	(24,604)	(40,643)	(6,802)
Proceeds from the sale of investments	59,738	330,702	173,530
Payments for purchases of investments	(104,014)	(247,256)	(248,023)
Proceeds from held for sale assets, net of costs to sell	—	1,725	9,503
Net cash provided by (used in) investing activities	(68,880)	44,528	(71,792)

Cash Flows from Financing Activities
Proceeds from issuance of 2027 Notes, net of issuance costs	—	—	120,095
Purchase of capped calls	—	—	(10,313)
Repurchase of 2023 Notes	—	(115,604)	(81,240)
Debt issuance costs	—	(835)	—
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	3,698	3,402	2,878
Restricted stock tax withholdings	(8,248)	(8,992)	(2,322)
Net cash provided by (used in) financing activities	(4,550)	(122,029)	29,098
Effect of exchange rate changes on cash and cash equivalents	(53)	(52)	5
Net increase (decrease) in cash, cash equivalents, and restricted cash	35,000	(9,811)	332
Cash, cash equivalents, and restricted cash - beginning of period	120,472	130,283	129,951
Cash, cash equivalents, and restricted cash - end of period	$155,472	$120,472	$130,283

Supplemental Disclosure of Cash Flow Information
Interest paid	$10,139	$12,551	$12,700
Income taxes paid (refunds received)	1,434	(139)	329
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	2,285	9,096	687
Net transfer of inventory to property, plant and equipment	1,235	(63)	(1,624)
Right-of-use assets obtained in exchange for lease obligations	2,938	23,777	1,741

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

(b) Basis of Presentation

The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Company reports interim quarters on a 13-week basis ending on the last Sunday of each period, which is determined at the start of each year. The Company’s fourth quarter always ends on the last day of the calendar year, December 31. During 2022 the interim quarters ended on April 3, July 3, and October 2, and during 2021 the interim quarters ended on April 4, July 4, and October 3. The Company reports these interim quarters as March 31, June 30, and September 30 in its interim consolidated financial statements.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

(i) Advertising Expense

The cost of advertising is expensed as incurred and totaled $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and purchase rights under the Employee Stock Purchase Plan. The Company uses a Monte Carlo simulation to compute the estimated fair value of awards with market conditions. The Black-Scholes model and Monte Carlo simulation include assumptions regarding dividend yields, expected volatility, expected option term, and risk-free interest rates. See Note 12, “Stock Plans,” for additional information.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(k) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized, which is dependent upon the generation of future taxable income.

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

The Company maintains an allowance reserve for potentially uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount reasonably expected to be collected. The Company also provides allowances based on its write-off history. Finally, the Company also considers its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts totaled $0.7 million at both December 31, 2022 and 2021.

To further mitigate the Company’s exposure to uncollectable accounts, the Company may request certain customers provide a negotiable irrevocable letter of credit drawn on a reputable financial institution. These irrevocable letters of credit are typically issued to mature between zero and 90 days from the date the documentation requirements are met, typically when a system ships or upon receipt of final acceptance from the customer. The Company, at its discretion, may monetize these letters of credit on a non-recourse basis after they become negotiable but before maturity. The fees associated with the monetization are included in “Selling, general, and administrative” in the Consolidated Statements of Operations and were immaterial for the years ended December 31, 2022, 2021, and 2020.

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

(n) Cash, Cash Equivalents, and Short-term Investments

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market funds, certificate of deposit and time deposit accounts, U.S. treasuries, government agency securities, and corporate debt. Investments that are classified as cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents includes $61.5 million and $41.7 million of cash equivalents at December 31, 2022 and 2021, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A portion of the Company’s cash and cash equivalents is held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. Approximately 18% and 32% of cash and cash equivalents were maintained outside the United States at December 31, 2022 and 2021, respectively.

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

The Company adopted ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2022, using the modified retrospective method for all financial instruments that were outstanding as of the adoption date. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models reduces non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06, such as the Company’s 2023 Notes, 2025 Notes, and 2027 Notes. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments, such as the Company’s 2023 Notes, 2025 Notes, and 2027 Notes.

The adoption of ASU 2020-06 resulted in the following adjustments to the Consolidated Balance Sheets:

	December 31, 2021	Adoption of ASU 2020-06	January 1, 2022

	(in thousands)
Balance Sheet line item:
Long-term debt	$229,438	$44,260	$273,698
Additional paid-in capital	1,116,921	(56,800)	1,060,121
Accumulated deficit	(681,283)	12,540	(668,743)

The adoption of ASU 2020-06 resulted in the following adjustments to the Company’s calculations of basic and diluted income per share for the year ended December 31, 2022:

	Year ended December 31, 2022
	Under	Under
	ASU 2020-06	legacy accounting	Difference
Income per common share:
Basic income per common share	$3.35	$3.15	$0.20
Diluted income per common share	2.71	2.91	(0.20)

(u) Recent Accounting Pronouncements Not Yet Adopted

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

The computations of basic and diluted income (loss) per share for the years ended December 31, 2022, 2021, and 2020 are as follows:

	For the year ended December 31,
	2022	2021	2020

	(in thousands, except per share amounts)
Numerator:
Net income	$166,942	$26,038	$(8,391)
Interest expense associated with convertible notes	10,832	—	—
Net income available to common shareholders	$177,774	$26,038	$(8,391)

Denominator:
Basic weighted average shares outstanding	49,906	49,073	48,362
Effect of potentially dilutive share-based awards	734	1,090	—
Dilutive effect of convertible notes	14,967	3,480	—
Diluted weighted average shares outstanding	65,607	53,643	48,362

Net income per common share:
Basic	$3.35	$0.53	$(0.17)
Diluted	$2.71	$0.49	$(0.17)

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	—	6	20
Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	—	—	947
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	815	456	923
Maximum potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	—	8,421	17,753

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at December 31, 2022 and 2021:

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2022
Cash equivalents
Certificate of deposits and time deposits	$61,135	$—	$—	$61,135
Money market cash	405	—	—	405
Total	$61,540	$—	$—	$61,540
Short-term investments
U.S. treasuries	$62,849	$—	$—	$62,849
Government agency securities	—	27,366	—	27,366
Corporate debt	—	41,591	—	41,591
Commercial paper	—	15,682	—	15,682
Total	$62,849	$84,639	$—	$147,488

December 31, 2021
Cash equivalents
Certificate of deposits and time deposits	$41,544	$—	$—	$41,544
Money market cash	121	—	—	121
Total	$41,665	$—	$—	$41,665
Short-term investments
U.S. treasuries	$51,095	$—	$—	$51,095
Government agency securities	—	12,052	—	12,052
Corporate debt	—	40,035	—	40,035
Commercial paper	—	999	—	999
Total	$51,095	$53,086	$—	$104,181

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

Note 4 — Investments

At December 31, 2022 and 2021 the amortized cost and fair value of marketable securities, which are included in “Short-term investments” on the Consolidated Balance Sheets, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2022
U.S. treasuries	$63,331	$—	$(482)	$62,849
Government agency securities	27,464	—	(98)	27,366
Corporate debt	42,006	—	(415)	41,591
Commercial paper	15,682	—	—	15,682
Total	$148,483	$—	$(995)	$147,488

December 31, 2021
U.S. treasuries	$51,269	$—	$(174)	$51,095
Government agency securities	12,075	—	(23)	12,052
Corporate debt	40,169	—	(134)	40,035
Commercial paper	999	—	—	999
Total	$104,512	$—	$(331)	$104,181

Available-for-sale securities in a loss position at December 31, 2022 and 2021 were as follows:

	December 31, 2022				December 31, 2021
	Continuous Loss Position		Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More		for Less than 12 Months
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(in thousands)
U.S. treasuries	$39,791	$(84)	$23,057	$(398)	$51,095	$(174)
Government agency securities	22,528	(86)	4,838	(12)	12,052	(23)
Corporate debt	19,693	(138)	21,898	(277)	40,035	(134)
Total	$82,012	$(308)	$49,793	$(687)	$103,182	$(331)

At December 31, 2021, there were no short-term investments that had been in a continuous loss position for more than 12 months.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The contractual maturities of securities classified as available-for-sale at December 31, 2022 were as follows:

	December 31, 2022
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$145,885	$144,959
Due after one year through two years	2,598	2,529
Total	$148,483	$147,488

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The realized gains or losses for the years ended December 31, 2022, 2021, and 2020 were immaterial.

Other Investments

Veeco has an ownership interest of less than 20% in a non-marketable investment in a separate entity, with a carrying value of $2.0 million at December 31, 2022 and 2021. The Company does not exert significant influence over this entity. This equity investment does not have a readily observable market price, and therefore the Company has elected to measure this investment at cost, adjusted for changes in observable market prices minus impairment. The investment is included in “Other assets” on the Consolidated Balance Sheets. The investment is subject to periodic impairment reviews which require judgment. The analyses include assessments of the companies’ financial condition, the business outlooks for their products and technologies, their projected results and cash flows, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. During the year ended December 31, 2021, the Company identified impairment indicators on the Company’s investment, and recorded a non-cash impairment charge of $1.0 million. This impairment charge was included in “Other income (expense), net” in the Consolidated Statement of Operations.

Note 5 — Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories consist of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Materials	$134,940	$96,027
Work-in-process	68,765	54,128
Finished goods	3,203	20,703
Total	$206,908	$170,858

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Property, Plant, and Equipment

Property, plant, and equipment, net, consist of the following:

	December 31,	December 31,
	2022	2021	Average Useful Life

	(in thousands)
Land	$5,061	$5,061	N/A
Building and improvements	64,198	63,946	10 – 40 years
Machinery and equipment (1)	155,533	145,656	3 – 10 years
Leasehold improvements	54,764	45,979	3 – 17 years
Gross property, plant, and equipment	279,556	260,642
Less: accumulated depreciation and amortization	172,275	160,899
Net property, plant, and equipment	$107,281	$99,743
(1)	Machinery and equipment also includes software, furniture, and fixtures

Depreciation expense was $15.6 million, $13.8 million, and $15.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 7 — Goodwill and Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes in goodwill balances during the years ended December 31, 2022 or 2021, while the below table reflects the gross carrying amounts and accumulated impairments as of the respective periods:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Balance at December 31, 2022 and 2021	$430,331	$248,388	$181,943

The Company performs its annual goodwill impairment test at the beginning of the fourth quarter each year. As the Company maintains a single goodwill reporting unit, it determines the fair value of its reporting unit based upon the Company’s adjusted market capitalization. The annual test performed at the beginning of the fourth quarter of fiscal 2022, 2021, and 2020 did not result in any potential impairment as the fair value of the reporting unit was determined to exceed the carrying amount of the reporting unit.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of purchased intangible assets were as follows:

		December 31, 2022			December 31, 2021
	Average		Accumulated			Accumulated
	Remaining	Gross	Amortization		Gross	Amortization
	Amortization	Carrying	and	Net	Carrying	and	Net
	Period	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in years)	(in thousands)
Technology	2.6	$327,908	$316,918	$10,990	$327,908	$310,551	$17,357
Customer relationships	6.3	146,465	135,415	11,050	146,465	132,970	13,495
Trademarks and tradenames	1.5	30,910	29,063	1,847	30,910	27,857	3,053
Other	-	3,686	3,686	—	3,686	3,686	—
Total	4.2	$508,969	$485,082	$23,887	$508,969	$475,064	$33,905

Other intangible assets primarily consist of patents, licenses, and backlog.

Based on the intangible assets recorded at December 31, 2022, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense, is expected to be as follows:

Amortization
(in thousands)
2023	$8,347
2024	6,708
2025	3,136
2026	2,134
2027	1,550
Thereafter	2,012
Total	$23,887

Note 8 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other current liabilities were as follows:

	December 31,	December 31,
	2022	2021

	(in thousands)
Payroll and related benefits	$30,044	$35,712
Warranty	8,601	7,878
Operating lease liabilities	3,333	4,437
Interest	2,853	2,757
Professional fees	2,102	1,467
Legal settlement	—	15,000
Sales, use, and other taxes	2,027	4,889
Other	7,071	7,612
Total	$56,031	$79,752

Customer deposits and deferred revenue

Customer deposits totaled $110.2 million and $46.9 million at December 31, 2022 and 2021, respectively, which are included in “Customer deposits and deferred revenue” in the Consolidated Balance Sheets. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in thousands)
Balance - December 31, 2021	$16,276
Deferral of revenue	8,081
Recognition of unearned revenue	(7,367)
Balance - December 31, 2022	$16,990

As of December 31, 2022, the Company has approximately $192.0 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 37% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Other liabilities

At December 31, 2022 and 2021, other liabilities included (i) asset retirement obligations of $0.7 million and $2.8 million, respectively; (ii) income tax payables of $0.4 million for both periods, and (iii) medical and dental benefits for former executives of $2.0 million and $1.8 million, respectively.

Note 9 — Commitments and Contingencies

Warranty

Changes in the Company’s product warranty reserves were as follows:

	December 31,
	2022	2021	2020

	(in thousands)
Balance - beginning of the year	$7,878	$5,058	$7,067
Warranties issued	8,304	7,102	4,626
Consumption of reserves	(7,527)	(5,784)	(6,691)
Changes in estimate	(54)	1,502	56
Balance - end of the year	$8,601	$7,878	$5,058

Minimum Lease Commitments

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2022 was 12 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides the maturities of lease liabilities at December 31, 2022:

Operating
Leases
(in thousands)
Payments due by period:
2023	$3,757
2024	4,347
2025	3,812
2026	4,012
2027	3,620
Thereafter	34,244
Total future minimum lease payments	53,792
Less: Imputed interest	(16,878)
Total	$36,914

Reported as of December 31, 2022
Accrued expenses and other current liabilities	$3,333
Long-term operating lease liabilities	33,581
Total	$36,914

Operating lease cost for the years ended December 31, 2022, 2021, and 2020 was $7.4 million, $6.6 million, and $5.4 million, respectively. Variable lease cost was $2.0 million for the year ended December 31, 2022, and $1.7 million for the years ended December 31, 2021, and 2020. Additionally, the Company has an immaterial amount of short-term leases. Lease expense, which includes operating lease costs and variable lease costs, was $9.4 million, $8.4 million, and $7.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, the Company is obligated under such leases for certain other expenses, including real estate taxes and insurance. Operating cash outflows from operating leases for the year ended December 31, 2022, 2021, and 2020 were $7.5 million, $6.6 million (excluding landlord reimbursements for leasehold improvements of $6.1 million included within “Other, net” in the Consolidated Statements of Cash Flows), and $6.9 million, respectively.

Legal Proceedings

On June 8, 2018, an Ultratech shareholder who received Veeco stock as part of the consideration for the Ultratech acquisition filed a purported class action complaint in the Superior Court of the State of California, County of Santa Clara, captioned Wolther v. Maheshwari et al., Case No. 18CV329690, on behalf of himself and others who purchased or acquired shares of Veeco pursuant to the registration statement and prospectus which Veeco filed with the SEC in connection with the Ultratech acquisition (the “Wolther Action”). On August 2 and August 8, 2018, two purported class action complaints substantially similar to the Wolther Action were filed on behalf of different plaintiffs in the same court as the Wolther Action. These cases were consolidated with the Wolther Action, and a consolidated complaint was filed on December 11, 2018. The consolidated complaint sought to recover damages and fees under Sections 11, 12, and 15 of the Securities Act of 1933 for, among other things, alleged false/misleading statements in the registration statement and prospectus relating to the Ultratech acquisition, relating primarily to the alleged failure to disclose delays in the advanced packaging business, increased MOCVD competition in China, and an intellectual property dispute. In October 2021, Veeco and the court-appointed class representatives signed an agreement to settle the Wolther Action on a class-wide basis for $15.0 million, subject to court approval and class members’ opportunity to object and opt-out. On June 27, 2022, the court granted final approval to the class action settlement. The settlement amount was funded by insurance carriers. The corresponding receivable and liability had been included within “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities”, respectively, in the Consolidated Balance Sheets as of December 31, 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On December 21, 2018, a purported Veeco stockholder filed a derivative action in the Superior Court of the State of California, County of Santa Clara, captioned Vladimir Gusinsky Revocable Trust v. Peeler, et al., Case No. 18CV339925, on behalf of nominal defendant Veeco (the “Derivative Action”). The complaint seeks to assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against current and former Veeco directors premised on purported misstatements and omissions in the registration statement relating to the Ultratech acquisition. On January 25, 2021, the court granted the defendants’ demurrer without leave to amend effecting the dismissal of the case. On March 26, 2021, plaintiff filed its notice of appeal of the trial court’s order granting defendants’ demurrer without leave to amend. In April 2022, Veeco and plaintiff reached an agreement to settle the Derivative Action subject to court approval. As part of the settlement and subject to court approval, Veeco agreed to make certain revisions to its internal Disclosure Committee Charter and its director education program. After the court gave final approval in November 2022 to the Derivative Action settlement and the request for fees and costs made by plaintiff’s counsel, $0.3 million was paid to plaintiff’s counsel for fees and expenses. The amount was funded by insurance that Veeco maintains in the normal course of its business.

The Company is involved in various other legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Concentrations of Credit Risk

The Company depends on purchases from its ten largest customers, which accounted for 63% and 65% of net accounts receivable at December 31, 2022 and 2021, respectively.

Customers who accounted for more than 10% of net accounts receivable or net sales are as follows:

	Accounts Receivable		Net Sales
	December 31,		For the Year Ended December 31,
Customer	2022	2021	2022	2021	2020
Customer A	*	14%	*	15%	*
Customer B	*	*	*	10%	*
Customer C	*	12%	*	*	*
Customer D	*	10%	*	*	*
Customer E	*	*	*	*	13%
Customer F	10%	*	*	*	*
*	Less than 10% of aggregate accounts receivable or net sales

The Company manufactures and sells its products to companies in different geographic locations. Refer to Note 16, “Segment Reporting and Geographic Information,” for additional information. In certain instances, the Company requires deposits from its customers for a portion of the sales price in advance of shipment and performs periodic credit evaluations on its customers. Where appropriate, the Company requires letters of credit on certain non-U.S. sales arrangements. Receivables generally are due within 30 to 90 days from the date of invoice. In some geographies, receivables may be payable up to 150 days from the date of the invoice.

Receivable Purchase Agreement

In December 2020, the Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $15.0 million at any point in time. Pursuant to this agreement, the Company sold $13.2 million of receivables during the year ended December 31, 2022, of which $5.4 million remained outstanding as of December 31, 2022 as defined in the receivable purchase agreement, and $9.6 million was available under the agreement for additional sales of receivables. There were no sales of receivables under this agreement during 2021. The net sale of accounts receivable under the agreement is reflected as a reduction of

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

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

The Company had deposits with its suppliers of $9.4 million and $3.9 million at December 31, 2022 and 2021, respectively, that were included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.

Purchase Commitments

The Company had purchase commitments of $289.2 million at December 31, 2022, the majority of which will come due within one year. Purchase commitments are primarily for inventory used in manufacturing products, as well as equipment and project materials used to support research and development activities, and are partially offset by existing deposits with suppliers.

Bank Guarantees

The Company has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At December 31, 2022, outstanding bank guarantees and letters of credit totaled $8.2 million and unused bank guarantees and letters of credit of $14.1 million were available to be drawn upon.

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

The 2023 Notes matured on January 15, 2023 and were paid in cash and settled by the Company at that time.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

For the calendar quarter ended December 31, 2022, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until March 31, 2023.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The carrying values of the Notes are as follows:

	December 31, 2022			December 31, 2021
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$20,173	$(4)	$20,169	$20,173	$(967)	$19,206
2025 Notes	132,500	(990)	131,510	132,500	(17,302)	115,198
2027 Notes	125,000	(2,019)	122,981	125,000	(29,966)	95,034
Net carrying value	$277,673	$(3,013)	$274,660	$277,673	$(48,235)	$229,438

Total interest expense related to the Notes is as follows:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$545	$3,138	$7,390
Coupon interest expense - 2025 Notes	4,637	4,637	554
Coupon interest expense - 2027 Notes	4,688	4,688	2,904
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	97	4,932	10,887
Amortization of debt discount/transaction costs- 2025 Notes	457	4,795	546
Amortization of debt discount/transaction costs- 2027 Notes	408	4,092	2,359
Total Interest Expense	$10,832	$26,282	$24,640

The Company determined the Notes are Level 2 liabilities in the fair value hierarchy and estimated their fair values as $19.5 million, $143.6 million, and $192.0 million at December 31, 2022 for the 2023 Notes, 2025 Notes, and 2027 Notes, respectively.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

No amounts were outstanding under the Credit Facility as of December 31, 2022 or December 31, 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Stockholders’ Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2019	$1,861	$33	$1,894
Other comprehensive income (loss)	5	(53)	(48)
Balance - December 31, 2020	1,866	(20)	1,846
Other comprehensive income (loss)	(52)	(311)	(363)
Balance - December 31, 2021	$1,814	$(331)	$1,483
Other comprehensive income (loss)	(41)	(514)	(555)
Balance - December 31, 2022	$1,773	$(845)	$928

The Company did not allocate additional tax expense (benefit) to other comprehensive income (loss) for the years ended December 31, 2021 and 2020, as the Company was in a full valuation allowance position such that a deferred tax asset related to amounts recognized in other comprehensive income was not regarded as realizable on a more-likely-than-not basis. The Company allocated an immaterial amount of additional tax benefit to other comprehensive income (loss) for the year ended December 31, 2022, as the Company is no longer in a full valuation allowance position.

Preferred Stock

The Board of Directors has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock, par value $0.01, with voting and economic rights to be determined by the Board of Directors. As of December 31, 2022, no preferred shares have been issued.

Note 12 — Stock Plans

Share-based incentive awards are provided to employees under the terms of the Company’s equity incentive compensation plans (the “Plans”), which are administered by the Compensation Committee of the Board of Directors. The 2019 Plan originated as the 2010 Stock Incentive Plan and was originally approved by the Company’s shareholders in May 2010. This Plan was subsequently amended, as approved by shareholders, in 2013, 2016, 2019 (at which time the Plan was renamed the 2019 Stock Incentive Plan), and 2022 (as amended to date, the “2019 Plan”). The Company’s employees, non-employee directors, and consultants are eligible to receive awards under the 2019 Plan, which can include non-qualified stock options, incentive stock options, RSAs, RSUs, PSAs, PSUs, share appreciation rights, dividend equivalent rights, or any combination thereof.

In 2013, the Board of Directors granted equity awards to certain employees under the Company’s 2013 Inducement Stock Incentive Plan (the “Inducement Plan”). The Company issued 124,500 stock option shares and 87,000 RSUs under this plan. Stock options under this plan vest over a three year period and have a 10-year term, and RSUs under this plan vest over a two or four year period. At December 31, 2013, the Inducement Plan was merged into the 2019 Plan and is considered an inactive plan with no further shares available for grant. At December 31, 2022, there are 2,000 option shares and no RSUs outstanding under the Inducement Plan.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company is authorized to issue up to 17.8 million shares under the 2019 Plan. Option awards are granted with an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the date of grant; option awards generally vest over a three year period and have a seven or ten year term. RSAs and RSUs generally vest over one to five years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2019 Plan. At December 31, 2022, there are 0.2 million option shares and 0.8 million RSUs and PSUs outstanding under the 2019 Plan.

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

Shares Reserved for Future Issuance

At December 31, 2022, the Company has 6.1 million shares reserved to cover exercises of outstanding stock options, vesting of RSUs, and additional grants under the 2019 Plan. At December 31, 2022, the Company has 0.6 million shares reserved to cover future issuances under the ESPP Plan.

Share-Based Compensation

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Cost of sales	$4,551	$2,373	$1,870
Research and development	6,682	3,850	2,900
Selling, general, and administrative	11,761	9,026	7,933
Total	$22,994	$15,249	$12,703

The Company did not realize any tax benefits associated with share-based compensation for the years ended December 31, 2021 and 2020 due to the full valuation allowance on its U.S. deferred tax assets. See Note 15, “Income Taxes” for additional information. The Company recognized a tax benefit of approximately $4.5 million associated with share-based compensation for the year ended December 31, 2022. The Company capitalized an immaterial amount of share-based compensation into inventory for the years ended December 31, 2022, 2021, and 2020.

Unrecognized share-based compensation costs at December 31, 2022 are summarized below:

	Unrecognized	Weighted
	Share-Based	Average Period
	Compensation	Expected to be
	Costs	Recognized

	(in thousands)	(in years)
Restricted stock units	$9,468	1.9
Restricted stock awards	24,610	1.9
Performance share units	3,310	2.0
Total unrecognized share-based compensation cost	$37,388	1.9

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Stock Option Awards

Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. The following table summarizes the equity activity related to stock options:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2019	1,119	$34.88
Expired	(389)	34.15
Balance - December 31, 2020	730	35.26
Exercised	(2)	23.36
Expired	(285)	40.16
Balance - December 31, 2021	443	32.15
Expired	(266)	32.95
Balance - December 31, 2022	177	30.94

The following table summarizes stock option information at December 31, 2022:

	Options Outstanding and Exercisable
			Weighted
		Aggregate	Average	Weighted
		Intrinsic	Remaining	Average
Range of Exercise Prices	Shares	Value	Contractual Life	Exercise Price
	(in thousands)	(in thousands)	(in years)
$20.00 - $30.00	10	$—	0.8	$29.21
$30.01 - $40.00	167	—	0.8	31.02
	177	$—	0.8	30.94

There were no unvested options outstanding as of December 31, 2022.

The following table summarizes information on options exercised for the periods indicated:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Cash received from options exercised	$—	$37	$—
Intrinsic value of options exercised	$—	$6	$—

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the equity activity of non-vested restricted shares and performance shares:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2019	2,257	$16.20
Granted	1,054	9.53
Performance award adjustments	(51)	30.94
Vested	(798)	16.01
Forfeited	(422)	14.87
Balance - December 31, 2020	2,040	12.73
Granted	1,031	24.26
Performance award adjustments	159	18.38
Vested	(1,014)	15.50
Forfeited	(133)	15.08
Balance - December 31, 2021	2,083	17.33
Granted	1,253	29.12
Performance award adjustments	85	14.03
Vested	(844)	15.00
Forfeited	(81)	20.18
Balance - December 31, 2022	2,496	23.83

The total fair value of shares that vested during the years ended December 31, 2022, 2021, and 2020 was $22.1 million, $22.8 million, and $9.0 million, respectively. For performance awards, the final number of shares earned will vary depending on the achievement of the actual results relative to the performance or market conditions. Each performance award is included in the table above at the grant date target share amount until the end of the performance period if not previously forfeited.

The fair value of performance awards with market conditions is estimated on the date of grant using a Monte Carlo simulation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards. The weighted average fair value and the assumptions used in calculating such values during fiscal years 2022, 2021, and 2020 for performance awards with market conditions were based on estimates at the date of grant as follows:

	Year ended December 31,
	2022	2021	2020
Weighted average fair value	$45.28	$27.81	$10.59
Dividend yield	0%	0%	0%
Expected volatility factor(1)	58%	63%	60%
Risk-free interest rate(2)	2.13%	0.34%	0.54%
Expected life (in years)(3)	3.0	3.0	3.0
(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term.
(2)	The risk-free rate for periods within the contractual term is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected life is the number of years the Company estimates that the awards will be outstanding prior to exercise.

Employee Stock Purchase Plan

For the years ended December 31, 2022, 2021, and 2020 the Company received cash proceeds of $3.7 million, $3.4 million, and $2.9 million, and issued shares of 208,140, 196,024, and 254,703, respectively, under the ESPP Plan. The

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

weighted average estimated values of employee purchase rights as well as the weighted average assumptions that were used in calculating such values during fiscal years 2022, 2021, and 2020 were based on estimates at the date of grant as follows:

	Year ended December 31,
	2022	2021	2020
Weighted average fair value	$6.00	$5.90	$4.81
Dividend yield	0%	0%	0%
Expected volatility factor(1)	43%	52%	70%
Risk-free interest rate(2)	1.73%	0.07%	0.95%
Expected life (in years)(3)	0.5	0.5	0.5
(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term.
(2)	The risk-free rate for periods within the contractual term is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected life is the number of years the Company estimates that the purchase rights will be outstanding prior to exercise.

Note 13 — Retirement Plans

The Company maintains a defined contribution plan for the benefit of its U.S. employees. The plan is intended to be tax qualified and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Internal Revenue Code. Eligible participants may elect to contribute a percentage of their base compensation, and the Company may make matching contributions, generally equal to fifty cents for every dollar employees contribute, up to three percent of the employee’s eligible compensation, as limited by current Internal Revenue Code regulations. Generally, the plan calls for vesting in the Company contributions over the initial five years of a participant’s employment. The Company provided employer contributions associated with this plan of approximately $3.0 million, $2.6 million, and $2.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 14 — Dispositions

In 2019, the Company determined that one of its non-core product lines (the “disposal group”) met the held for sale criteria. During 2020, the Company completed the sale of this product line for approximately $11.4 million, with approximately 85% of the transaction price received upon closing, and 15% held in escrow for a period of 18 months and subsequently collected in 2021. Long-lived assets and definite-lived intangible assets were not depreciated or amortized while classified as held for sale. The sale of this disposal group did not represent a strategic shift that will have a material effect on the Company’s operations and financial results, nor is it considered a component of the Company, and as such it did not meet the criteria to be reported as discontinued operations. During 2020, the Company recorded additional impairment charges of $0.3 million related to the finalization of the sale of this disposal group.

Note 15 — Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations were as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Domestic	$47,368	$23,561	$(10,292)
Foreign	3,617	2,119	1,828
Total	$50,985	$25,680	$(8,464)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Significant components of the expense (benefit) for income taxes consisted of the following:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Current:
Federal	$—	$—	$—
Foreign	1,506	183	22
State and local	577	110	204
Total current expense (benefit) for income taxes	2,083	293	226
Deferred:
Federal	(96,811)	119	136
Foreign	(484)	(507)	(320)
State and local	(20,745)	(263)	(115)
Total deferred expense (benefit) for income taxes	(118,040)	(651)	(299)
Total expense (benefit) for income taxes	$(115,957)	$(358)	$(73)

The income tax expense (benefit) was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Income tax expense (benefit) at U.S. statutory rates	$10,706	$5,393	$(1,777)
State taxes, net of U.S. federal impact	1,101	(607)	(121)
Effect of international operations	(11,149)	609	(131)
Research and development tax credit	(6,470)	(3,964)	726
Net change in valuation allowance	(104,972)	(2,389)	388
Change in accrual for unrecognized tax benefits	3,349	398	(6)
Share-based compensation	606	1,208	2,248
Asset impairment	—	—	728
Partial extinguishment of 2023 Notes	—	(1,090)	(2,292)
Adoption of new accounting standard	(9,295)	—	—
Other	167	84	164
Total expense (benefit) for income taxes	$(115,957)	$(358)	$(73)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences were as follows:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Inventory valuation	$11,931	$11,822
Net operating losses	5,647	38,816
Credit carry forwards	59,988	57,810
Warranty and installation accruals	1,862	1,730
Share-based compensation	5,267	4,033
Customer deposits and deferred revenue	24,504	9,908
Operating leases	8,349	8,464
Research and experimental ("R&E") capitalization	19,071	—
Other	6,553	5,880
Total deferred tax assets	143,172	138,463
Valuation allowance	(11,083)	(116,054)
Net deferred tax assets	132,089	22,409

Deferred tax liabilities:
Purchased intangible assets	8,724	6,633
Convertible Senior Notes	(39)	10,018
Operating leases	5,994	6,539
Depreciation	2,346	2,372
Total deferred tax liabilities	17,025	25,562
Net deferred taxes	$115,064	$(3,153)

The Company does not permanently reinvest its earnings from certain foreign jurisdictions and has accrued for foreign tax withholdings of $0.9 million on its unremitted earnings as of December 31, 2022.

During the year ended December 31, 2022, the Company recognized a net decrease of $104.9 million of its valuation allowance. This decrease was primarily related to the reversal of valuation allowances on domestic deferred tax assets. After considering recent significant positive evidence, including a consistent pattern of earnings in the past three years, as well as forecasted future earnings, it was determined that a valuation allowance was no longer required for certain deferred tax assets primarily recorded on tax credits and net operating losses in U.S. jurisdictions. The Company’s remaining valuation allowance of approximately $11.1 million relates primarily to state and local, and certain foreign jurisdiction tax attributes for which the Company could not conclude were realizable on a more-likely-than-not basis.

At December 31, 2022, the Company had U.S. federal research and development credits of $36.5 million that will expire between 2023 and 2042. The Company also has $8.7 million of foreign tax credits that expire in 2027. Additionally, the Company has state and local NOL carryforwards of approximately $59.3 million (a net deferred tax asset of $4.1 million, net of federal tax benefits and before the valuation allowance) that will expire between 2023 and 2041. Finally, the Company has state credits of $32.6 million, some of which are indefinite and others that will expire between 2024 and 2037.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state, and foreign tax jurisdictions was as follows:

	December 31,
	2022	2021	2020

	(in thousands)
Balance at beginning of year	$12,761	$12,363	$12,369
Additions for tax positions related to current year	4,180	2,642	1,217
Additions for tax positions related to prior years	—	50	47
Reductions for tax positions related to prior years	(731)	(1,196)	(1,166)
Reductions due to the lapse of the statute of limitations	—	—	—
Settlements	(100)	(1,098)	(104)
Balance at end of year	$16,110	$12,761	$12,363

If the amount of unrecognized tax benefits at December 31, 2022 were recognized, the Company’s income tax provision would decrease by $13.5 million. The gross amount of interest and penalties accrued in income tax payable in the Consolidated Balance Sheets was approximately $0.5 million and $0.4 million at December 31, 2022 and 2021, respectively.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions. All material consolidated federal income tax matters have been concluded for years through 2017 subject to subsequent utilization of NOLs generated in such years. All material state and local income tax matters have been reviewed through 2012. The majority of the Company’s foreign jurisdictions have been reviewed through 2015. The Company’s major foreign jurisdictions’ statutes of limitation remain open with respect to the tax years 2015 through 2021 for Germany, 2017 through 2021 for China, 2021 for Taiwan, and 2020 and 2021 for Singapore. The Company does not anticipate that its uncertain tax position will change significantly within the next twelve months subject to the completion of the ongoing tax audits and any resultant settlement.

Note 16 — Segment Reporting and Geographic Information

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

Sales by end-market is as follows:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Sales by end-market
Semiconductor	$369,369	$247,051	$165,909
Compound Semiconductor	121,194	106,972	107,922
Data Storage	87,544	168,760	123,288
Scientific & Other	68,030	60,494	57,044
Total	$646,137	$583,277	$454,163

The Company’s significant operations outside the United States include sales and service offices in China, Europe, and Rest of APAC. For geographic reporting, sales are attributed to the location in which the customer facility is located.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Sales and long-lived tangible assets by geographic region are as follows:

	Net Sales to Unaffiliated Customers			Long-lived Tangible Assets
	2022	2021	2020	2022	2021	2020

	(in thousands)
United States	$197,433	$217,209	$145,353	$106,550	$99,220	$64,967
EMEA(1)	87,837	55,129	73,124	60	94	120
China	123,703	105,998	57,589	70	67	84
Rest of APAC	235,735	204,633	177,569	601	362	100
Rest of World	1,429	308	528	—	—	—
Total	$646,137	$583,277	$454,163	$107,281	$99,743	$65,271
(1)	EMEA consists of Europe, the Middle East, and Africa

Note 17 — Subseqent Events

On January 31, 2023, the Company acquired Epiluvac AB, a privately held manufacturer of chemical vapor deposition epitaxy systems that enable advanced silicon carbide applications in the electric vehicle market. Epiluvac is an early-stage revenue company with 11 employees. The purchase price for the transaction, all payable in cash, was $30 million paid at the time of closing with a potential additional $35 million in performance based earn-outs.

Schedule II — Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	(Credited)	Charged to		Balance at
	Beginning	to Costs and	Other		End of
Deducted from asset accounts:	of Period	Expenses	Accounts	Deductions	Period

	(in thousands)
Year ended December 31, 2022
Allowance for doubtful accounts	$736	$—	$—	$—	$736
Valuation allowance in net deferred tax assets	116,054	(104,971)	—	—	11,083
	$116,790	$(104,971)	$—	$—	$11,819

Year ended December 31, 2021
Allowance for doubtful accounts	$736	$—	$—	$—	$736
Valuation allowance in net deferred tax assets	118,443	—	—	(2,389)	116,054
	$119,179	$—	$—	$(2,389)	$116,790

Year ended December 31, 2020
Allowance for doubtful accounts	$602	$140	$—	$(6)	$736
Valuation allowance in net deferred tax assets	130,053	513	—	(12,123)	118,443
	$130,655	$653	$—	$(12,129)	$119,179

S-1