Form 10-Q
period 2023-03-31
VEECO INSTRUMENTS INC
filed 2023-05-08
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, there were 51,692,973 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” in Part 1, Item 1A of our 2022 Form 10-K, and the following:

Risks Related to Our Business and Industry

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Certain of our sales are dependent on the demand for consumer electronic products and automobiles, which can experience significant volatility;

●	The effects of the COVID-19 pandemic have strained and have negatively impacted our businesses and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operates in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

Risks Associated with Operating a Global Business

●	We are exposed to risks of operating businesses outside the United States;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition;

●	We may be unable to obtain required export licenses for the sale of our products;

●	We are exposed to various risks associated with global regulatory requirements;

Risks Related to Intellectual Property and Cybersecurity

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

Financial, Accounting, and Capital Markets Risks

●	Our operating results may be adversely affected by tightening credit markets;

●	We are subject to foreign currency exchange risks;

●	We may be required to take impairment charges on assets;

●	Changes in accounting pronouncements or taxation rules, practices, or rates may adversely affect our financial results;

●	Our current debt facilities, including our 3.50% Convertible Senior Notes due 2025 (the “2025 Notes”), and our 3.75% Convertible Senior Notes due 2027 (the “2027 Notes”) (the 2025 Notes, and 2027 Notes, together, the “Notes”), and our revolving credit facility (the “Credit Facility”), may contain certain restrictions, covenants and repurchase provisions that may limit our ability to raise the funds necessary to meet our working capital needs, which may include the cash conversion of the Notes or repurchase of the Notes for cash upon a fundamental change;

●	Issuance of our common stock, if any, upon conversion of the Notes, as well as the capped call transactions and the hedging activities of the option counterparties, may impair or reduce our ability to utilize our foreign tax credits or our research and development credits carryforwards in the future;

●	The capped call transactions may affect the value of the 2027 Notes and our common stock;

General Risk Factors

●	The price of our common shares is volatile and could decrease;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations and sustainability requirements;

●	We are exposed to risks associated with the increased attention by our stakeholders to environmental, social and governance (“ESG”) matters; and

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$140,721	$154,925
Restricted cash	476	547
Short-term investments	112,170	147,488
Accounts receivable, net	120,091	124,221
Contract assets	17,727	16,507
Inventories	225,717	206,908
Prepaid expenses and other current assets	26,368	18,305
Total current assets	643,270	668,901
Property, plant, and equipment, net	113,228	107,281
Operating lease right-of-use assets	26,279	26,467
Intangible assets, net	50,316	23,887
Goodwill	214,964	181,943
Deferred income taxes	115,949	116,349
Other assets	3,242	3,355
Total assets	$1,167,248	$1,128,183

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$61,973	$52,049
Accrued expenses and other current liabilities	69,490	56,031
Customer deposits and deferred revenue	133,187	127,223
Income taxes payable	2,525	2,432
Current portion of long-term debt	—	20,169
Total current liabilities	267,175	257,904
Deferred income taxes	6,938	1,285
Long-term debt	254,713	254,491
Long-term operating lease liabilities	33,513	33,581
Other liabilities	19,350	3,098
Total liabilities	581,689	550,359
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 51,692,973 shares issued and outstanding at March 31, 2023 and 51,660,409 shares issued and outstanding at December 31, 2022	517	517
Additional paid-in capital	1,076,698	1,078,180
Accumulated deficit	(493,060)	(501,801)
Accumulated other comprehensive income	1,404	928
Total stockholders' equity	585,559	577,824
Total liabilities and stockholders' equity	$1,167,248	$1,128,183

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2023	2022
Net sales	$153,504	$156,426
Cost of sales	91,487	90,413
Gross profit	62,017	66,013
Operating expenses, net:
Research and development	27,562	24,117
Selling, general, and administrative	22,627	22,894
Amortization of intangible assets	2,111	2,504
Other operating expense (income), net	(89)	(19)
Total operating expenses, net	52,211	49,496
Operating income	9,806	16,517
Interest income	2,073	89
Interest expense	(2,875)	(2,892)
Income before income taxes	9,004	13,714
Income tax expense (benefit)	263	384
Net income	$8,741	$13,330

Income per common share:
Basic	$0.17	$0.27
Diluted	$0.17	$0.24

Weighted average number of shares:
Basic	50,559	49,614
Diluted	59,856	65,285

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Net income	$8,741	$13,330
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	470	(819)
Change in currency translation adjustments	6	(3)
Total other comprehensive income (loss), net of tax	476	(822)

Total comprehensive income	$9,217	$12,508

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$8,741	$13,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,276	6,240
Non-cash interest expense	226	238
Deferred income taxes	191	(16)
Share-based compensation expense	7,027	4,481
Changes in operating assets and liabilities:
Accounts receivable and contract assets	3,157	2,821
Inventories	(25,763)	(8,254)
Prepaid expenses and other current assets	(4,783)	(8,240)
Accounts payable and accrued expenses	13,431	14,773
Customer deposits and deferred revenue	5,534	(1,243)
Income taxes receivable and payable, net	94	(228)
Other, net	(213)	886
Net cash provided by (used in) operating activities	13,918	24,788

Cash Flows from Investing Activities
Capital expenditures	(6,946)	(10,918)
Acquisition of Businesses, net of cash acquired	(30,373)	—
Proceeds from the sale of investments	40,049	2,260
Payments for purchases of investments	(3,492)	(2,498)
Net cash provided by (used in) investing activities	(762)	(11,156)

Cash Flows from Financing Activities
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	1,241	998
Restricted stock tax withholdings	(8,509)	(6,787)
Repayment of 2023 Notes	(20,173)	—
Net cash provided by (used in) financing activities	(27,441)	(5,789)
Effect of exchange rate changes on cash and cash equivalents	10	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,275)	7,840
Cash, cash equivalents, and restricted cash - beginning of period	155,472	120,472
Cash, cash equivalents, and restricted cash - end of period	$141,197	$128,312

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,744	$2,593
Income taxes paid (refunds received)	386	523
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	5,052	6,253
Net transfer of inventory to property, plant and equipment	4,304	46
Right-of-use assets obtained in exchange for lease obligations	630	258

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2023 interim quarters end on April 2, July 2, and October 1, and the 2022 interim quarters ended on April 3, July 3, and October 2. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income Per Common Share

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares used to calculate basic income per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. Finally, the Company includes the dilutive effect of shares issuable upon conversion of its Notes in the calculation of diluted income per share using the if-converted method. The computations of basic and diluted income per share for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income	$8,741	$13,330
Interest expense associated with convertible notes	1,277	2,544
Net income available to common shareholders	$10,018	$15,874

Denominator:
Basic weighted average shares outstanding	50,559	49,614
Effect of potentially dilutive share-based awards	355	1,208
Dilutive effect of convertible notes	8,942	14,463
Diluted weighted average shares outstanding	59,856	65,285

Net income per common share:
Basic	$0.17	$0.27
Diluted	$0.17	$0.24

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	1,140	613
Maximum potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	5,603	504

Note 3 — Business Combination

Epiluvac

On January 31, 2023, the Company acquired Epiluvac AB, a privately held manufacturer of chemical vapor deposition (CVD) epitaxy systems that enable silicon carbide (SiC) applications in the electric vehicle market. This acquisition is expected to accelerate penetration into the emerging, high-growth SiC equipment market. The results of Epiluvac’s operations have been included in the consolidated financial statements since the date of acquisition.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The acquisition date fair value of the consideration totaled $56.4 million, net of cash acquired, which consisted of the following:

Acquisition Date
(January 31, 2023)
(in thousands)
Cash paid, net of cash acquired	$30,373
Contingent consideration	26,055
Acquisition date fair value	$56,428

The purchase agreement included performance milestones that, if achieved, could trigger additional payments to the original selling shareholders. The aggregate fair value of the contingent consideration arrangement at the acquisition date was $26.1 million, of which $9.6 million was included in “Accrued expenses and other current liabilities” and $16.5 million was included within “Other liabilities” on the Consolidated Balance Sheet as of March 31, 2023. The contingent arrangements include payments up to $15.0 million based on the timely completion of certain defined milestones tied to strategic targets, and up to $20.0 million based on the percentage of orders received during the defined Earn-out period. The Earn-out period is four years after the closing date of the acquisition, or earlier if certain conditions are met.

The Company estimated the fair value of the contingent consideration by assigning probabilities and discount factors to each of the various defined performance milestones, while using a Monte-Carlo simulation model to determine the most likely outcome for payments to be based on value of orders received. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The discount rate used was 5.54% for the strategic target and order value related contingent payments. The rate was determined based on the nature of the milestone, the risks and uncertainties involved and the time period until the milestone was measured. The determination of the various probabilities and discount factors is highly subjective, requires significant judgment and is influenced by a number of factors, including the adoption of SiC technology. While the use of SiC is expected to grow in the near future, it is difficult to predict the rate at which SiC will be adopted by the market and thus would impact the sales of our equipment.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The amounts below are preliminary and are subject to change during the measurement period, not to exceed one year from the acquisition date:

Acquisition Date
(January 31, 2023)
(in thousands)
Accounts receivable	$247
Inventories	391
Prepaid expense and other current assets	381
Property, plant, and equipment	736
Intangible assets	28,540
Total identifiable assets acquired	30,295

Accounts payable and accrued expenses	656
Customer deposits and deferred revenue	429
Deferred income taxes	5,723
Other liabilities	80
Total liabilities assumed	6,888

Net identifiable assets acquired	23,407
Goodwill	33,021
Net assets acquired	$56,428

The gross contractual value of the acquired accounts receivable is the amount expected to be collected by the Company, and therefore is also considered its fair value. Goodwill generated from the acquisition is primarily attributed to expected synergies from future growth and strategic advantages provided through the expansion of product offerings as well as assembled workforce and is not expected to be deductible for income tax purposes.

The classes of intangible assets acquired, and the estimated useful life of each class is presented in the table below:

	Acquisition Date
	(January 31, 2023)
	Amount	Useful life
	(in thousands)
Technology	$28,020	15	years
Customer relationships	460	5	years
Backlog	60	1.5	years
Intangible assets acquired	$28,540

The Company determined the estimated fair value of the identifiable intangible assets based on various factors including cost, discounted cash flow, income method, loss-of-revenue/income method, and relief-from-royalty method in determining the purchase price allocation. The estimates are subject to change upon the finalization of the valuation analyses and if additional information about facts and circumstances that existed at the acquisition date become available during the measurement period.

For the three months ended March 31, 2023, the Company incurred approximately $0.7 million of acquisition related costs, included within “Selling, general, and administrative” in the Consolidated Statement of Operations. Epiluvac’s results of operations were immaterial to the Company’s Consolidated Statement of Operations for the three months ended March 31, 2023. Additionally, the pro forma Consolidated Statement of Operations as if Epiluvac had been

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

acquired as of January 1, 2022 would not be materially different from the Company’s actual Consolidated Statement of Operations for the three months ended March 31, 2023 or 2022.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2023
Cash equivalents
Certificate of deposits and time deposits	$50,076	$—	$—	$50,076
Money market cash	47,128	—	—	47,128
Total	$97,204	$—	$—	$97,204
Short-term investments
U.S. treasuries	$38,741	$—	$—	$38,741
Government agency securities	—	26,263	—	26,263
Corporate debt	—	31,294	—	31,294
Commercial paper	—	15,872	—	15,872
Total	$38,741	$73,429	$—	$112,170

December 31, 2022
Cash equivalents
Certificate of deposits and time deposits	$61,135	$—	$—	$61,135
Money market cash	405	—	—	405
Total	$61,540	$—	$—	$61,540
Short-term investments
U.S. treasuries	$62,849	$—	$—	$62,849
Government agency securities	—	27,366	—	27,366
Corporate debt	—	41,591	—	41,591
Commercial paper	—	15,682	—	15,682
Total	$62,849	$84,639	$—	$147,488

There were no transfers between fair value measurement levels during the three months ended March 31, 2023.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At March 31, 2023 and December 31, 2022, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
March 31, 2023
U.S. treasuries	$38,929	$—	$(188)	$38,741
Government agency securities	26,295	8	(40)	26,263
Corporate debt	31,462	—	(168)	31,294
Commercial paper	15,872	—	—	15,872
Total	$112,558	$8	$(396)	$112,170

December 31, 2022
U.S. treasuries	$63,331	$—	$(482)	$62,849
Government agency securities	27,464	—	(98)	27,366
Corporate debt	42,006	—	(415)	41,591
Commercial paper	15,682	—	—	15,682
Total	$148,483	$—	$(995)	$147,488

Available-for-sale securities in a loss position at March 31, 2023 and December 31, 2022 consist of:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
March 31, 2023
U.S. treasuries	$26,462	$(20)	$12,279	$(168)
Government agency securities	24,255	(40)	—	—
Corporate debt	17,123	(85)	14,171	(83)
Total	$67,840	$(145)	$26,450	$(251)

December 31, 2022
U.S. treasuries	$39,791	$(84)	$23,057	$(398)
Government agency securities	22,528	(86)	4,838	(12)
Corporate debt	19,693	(138)	21,898	(277)
Total	$82,012	$(308)	$49,793	$(687)

The contractual maturities of securities classified as available-for-sale at March 31, 2023 were as follows:

	March 31, 2023
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$109,067	$108,704
Due after one year through two years	3,491	3,466
Total	$112,558	$112,170

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the three months ended March 31, 2023 and 2022.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.7 million at March 31, 2023 and December 31, 2022. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Materials	$143,124	$134,940
Work-in-process	73,676	68,765
Finished goods	8,917	3,203
Total	$225,717	$206,908

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. In addition, Veeco had deposits with its suppliers of $13.3 million and $9.4 million at March 31, 2023 and December 31, 2022, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Land	$5,061	$5,061
Building and improvements	64,198	64,198
Machinery and equipment (1)	167,922	155,533
Leasehold improvements	51,065	54,764
Gross property, plant, and equipment	288,246	279,556
Less: accumulated depreciation and amortization	175,018	172,275
Net property, plant, and equipment	$113,228	$107,281
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three months ended March 31, 2023 and 2022, depreciation expense was $4.2 million and $3.7 million, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The following table presents the changes in goodwill balances for the three months ended March 31, 2023:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Balance at December 31, 2022	$430,331	$248,388	$181,943
Acquisition	33,021	—	33,021
Balance at March 31, 2023	$463,352	$248,388	$214,964

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, licenses, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three months ended March 31, 2023.

The components of purchased intangible assets were as follows:

	March 31, 2023			December 31, 2022
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$318,168	$37,760	$327,908	$316,918	$10,990
Customer relationships	146,925	135,967	10,958	146,465	135,415	11,050
Trademarks and tradenames	30,910	29,365	1,545	30,910	29,063	1,847
Other	3,746	3,693	53	3,686	3,686	—
Total	$537,509	$487,193	$50,316	$508,969	$485,082	$23,887

Other intangible assets primarily consist of patents, licenses, and backlog.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 5 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at March 31, 2023 and December 31, 2022 consist of:

	March 31,	December 31,
	2023	2022

	(in thousands)
Payroll and related benefits	$30,257	$30,044
Contingent Consideration	9,606	—
Warranty	8,703	8,601
Operating lease liabilities	3,542	3,333
Interest	2,520	2,853
Professional fees	3,242	2,102
Sales, use, and other taxes	2,023	2,027
Other	9,597	7,071
Total	$69,490	$56,031

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2023 include:

(in thousands)
Balance - December 31, 2022	$8,601
Warranties issued	1,678
Addition from Epiluvac acquisition	49
Consumption of reserves	(1,707)
Changes in estimate	82
Balance - March 31, 2023	$8,703

Customer Deposits and Deferred Revenue

Customer deposits totaled $113.1 million and $110.2 million at March 31, 2023 and December 31, 2022, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2022	$16,990
Deferral of revenue	5,392
Recognition of unearned revenue	(2,268)
Balance - March 31, 2023	$20,114

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

As of March 31, 2023, the Company has approximately $232.5 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 45% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The 2025 Notes and 2027 Notes (collectively, the “Notes”) are unsecured obligations of Veeco and rank senior in right of payment to any of Veeco’s subordinated indebtedness; equal in right of payment to all of Veeco’s unsecured indebtedness that is not subordinated; effectively subordinated in right of payment to any of Veeco’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of Veeco’s subsidiaries.

The Notes are convertible at the option of the holders upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rates are 41.6667 and 71.5372 shares of the Company’s common stock per $1,000 principal amount of the 2025 Notes and 2027 Notes, respectively, representing initial effective conversion prices of $24.00 and $13.98 per share of common stock, respectively. The conversion rates may be subject to adjustment upon the occurrence of certain specified events.

Holders may convert all or any portion of their notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding, October 15, 2024 with respect to the 2025 Notes, and October 1, 2026 with respect to the 2027 Notes, only under the following circumstances:

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

For the calendar quarter ended March 31, 2023, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until June 30, 2023.

Holders may convert their notes at any time, regardless of the foregoing circumstances, on October 15, 2024 with respect to the 2025 Notes, and October 1, 2026 with respect to the 2027 Notes, until the close of business on the business day immediately preceding the respective maturity date.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The carrying value of the 2023 Notes, 2025 Notes and 2027 Notes are as follows:

	March 31, 2023			December 31, 2022
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$—	$—	$—	$20,173	$(4)	$20,169
2025 Notes	132,500	(872)	131,628	132,500	(990)	131,510
2027 Notes	125,000	(1,915)	123,085	125,000	(2,019)	122,981
Net carrying value	$257,500	$(2,787)	$254,713	$277,673	$(3,013)	$274,660

Total interest expense related to the 2023 Notes, 2025 Notes and 2027 Notes is as follows:

	Three months ended March 31,
	2023	2022

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$23	$136
Coupon interest expense - 2025 Notes	1,159	1,159
Coupon interest expense - 2027 Notes	1,172	1,172
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	4	24
Amortization of debt discount/transaction costs- 2025 Notes	117	113
Amortization of debt discount/transaction costs- 2027 Notes	105	100
Total Interest Expense	$2,580	$2,704

The Company determined the 2025 Notes and 2027 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at March 31, 2023 of $143.7 and $210.5 million, respectively.

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

No amounts were outstanding under the Credit Facility as of March 31, 2023 or December 31, 2022.

Other Liabilities

Other liabilities at March 31, 2023 and December 31, 2022 included (i) medical and dental benefits for former executives of $1.9 million and $2.0 million, respectively; (ii) asset retirement obligations of $0.9 million and $0.7 million, respectively; and (iii) contingent consideration of $16.5 million as of March 31, 2023.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 6 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2023 was 12 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

The following table provides the maturities of lease liabilities at March 31, 2023:

Operating
Leases
(in thousands)
Payments due by period:
2023	$2,782
2024	4,683
2025	4,086
2026	4,053
2027	3,627
Thereafter	34,246
Total future minimum lease payments	53,477
Less: Imputed interest	(16,422)
Total	$37,055

Reported as of March 31, 2023
Accrued expenses and other current liabilities	$3,542
Long-term operating lease liabilities	33,513
Total	$37,055

Operating lease cost for the three months ended March 31, 2023 and 2022 were $1.4 million and $1.9 million, respectively. Variable lease cost for the three months ended March 31, 2023 and 2022 were $0.3 million and $0.5 million respectfully. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the three months ended March 31, 2023 and 2022 were $1.4 million and $1.9 million, respectively.

Receivable Purchase Agreement

In December 2020, the Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $15.0 million at any point in time. Pursuant to this agreement, the Company sold $8.3 million of receivables during the three months ended March 31, 2023, all of which remained outstanding as of March 31, 2023 as defined in the receivable purchase agreement, and $6.7 million was available under the agreement for additional sales of receivables. The Company did not sell any receivables under this agreement for the three months ended March 31, 2022. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Purchase Commitments

Veeco has purchase commitments of $255.5 million at March 31, 2023, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2023, outstanding bank guarantees and standby letters of credit totaled $9.9 million, and unused bank guarantees and letters of credit of $12.4 million were available to be drawn upon.

Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2022	51,660	$517	$1,078,180	$(501,801)	$928	$577,824
Net income	—	—	—	8,741	—	8,741
Other comprehensive income (loss), net of tax	—	—	—	—	476	476
Share-based compensation expense	—	—	7,027	—	—	7,027
Net issuance under employee stock plans	33	—	(8,509)	—	—	(8,509)
Balance at March 31, 2023	51,693	$517	$1,076,698	$(493,060)	$1,404	$585,559

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2021	50,653	$507	$1,116,921	$(681,283)	$1,483	$437,628
Cumulative effect of change in accounting principle - adoption of ASU 2020-06	—	—	(56,801)	12,541	—	(44,260)
Net income	—	—	—	13,330	—	13,330
Other comprehensive income (loss), net of tax	—	—	—	—	(822)	(822)
Share-based compensation expense	—	—	4,481	—	—	4,481
Net issuance under employee stock plans	590	6	(6,793)	—	—	(6,787)
Balance at March 31, 2022	51,243	$513	$1,057,808	$(655,412)	$661	$403,570

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2022	$1,773	$(845)	$928
Other comprehensive income (loss)	6	470	476
Balance - March 31, 2023	$1,779	$(375)	$1,404

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2023 and 2022.

Note 8 — Share-based Compensation

Restricted share awards are issued to employees and to members of our board of directors that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over one to four years and may entitle holders to dividends and voting rights. Other types of share-based compensation include performance share awards, performance share units, and restricted share units (collectively with restricted share awards, “restricted shares”), as well as options to purchase common stock.

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022

	(in thousands)
Cost of sales	$1,451	$938
Research and development	2,089	1,257
Selling, general, and administrative	3,487	2,286
Total	$7,027	$4,481

For the three months ended March 31, 2023, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2022	177	$30.94
Expired	(1)	30.47
Balance - March 31, 2023	176	30.94

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the three months ended March 31, 2023, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2022	2,496	$23.83
Granted	1,022	22.90
Performance award adjustments	183	10.59
Vested	(1,012)	16.22
Forfeited	(14)	22.46
Balance - March 31, 2023	2,675	25.46

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

Income before income taxes and income tax expense (benefit) for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022

	(in thousands, except percentages)
Income before income taxes	$9,004	$13,714
Income tax expense (benefit)	$263	$384
Effective tax rate	2.93%	2.80%

The Company’s tax expense for the three months ended March 31, 2023 was $0.3 million, compared to $0.4 million for the comparable prior period. For the three months ended March 31, 2023, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall. Additionally, the effective tax rate was also favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. For the three months ended March 31, 2022, the effective tax rate was lower than the U.S. statutory tax rate primarily related to changes in the valuation allowance of deferred tax assets in the U.S.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Veeco serves the following four end-markets:

Semiconductor

The Semiconductor market refers to early process steps in logic and memory applications where silicon wafers are processed. There are many different process steps in forming patterned wafers, such as deposition, etching, masking, and doping, where the microchips are created but remain on the silicon wafer. This market includes mask blank production for extreme ultraviolet (“EUV”) lithography, as well as Advanced Packaging, which refers to a portfolio of wafer-level assembly technologies that enable improved performance of electronic products, such as smartphones, high-end servers, and graphical processors.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Sales by end-market and geographic region for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022

	(in thousands)
Sales by end-market
Semiconductor	$93,107	$77,620
Compound Semiconductor	21,159	37,109
Data Storage	21,514	21,595
Scientific & Other	17,724	20,102
Total	$153,504	$156,426
Sales by geographic region
United States	$31,011	$47,471
EMEA(1)	22,947	21,425
China	60,747	30,381
Rest of APAC	38,744	56,922
Rest of World	54	227
Total	$153,504	$156,426
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

Executive Summary

We are an innovative manufacturer of semiconductor process equipment. Our proven ion beam, laser annealing, lithography, MOCVD, CVD, and single wafer etch & clean technologies play an integral role in the fabrication and packaging of advanced semiconductor devices. With equipment designed to optimize performance, yield and cost of ownership, Veeco holds leading technology positions in the markets we serve. To learn more about Veeco’s systems and service offerings, visit www.veeco.com.

Business Update

Macroeconomic challenges across the industry have been well publicized, including supply chain constraints, an inflationary and high-interest rate environment with a potential recession ahead, new China-export regulations, uncertainty in the banking industry, and a forecasted decline in the semiconductor and related markets due to softness in consumer, smartphone and PC applications, all of which are contributing to a difficult environment with increased uncertainty.

Longer lead times and parts shortages and allocations have required that we plan further ahead than usual, and we have undertaken efforts to increase our purchase commitments to secure critical components in a timely manner. Although on time deliveries by suppliers have improved, material lead times remain elevated and continue to be a challenge with respect to our supply chain, limiting our ability to fulfill some of our customers’ demands in a timely manner, as many of our peers have also been experiencing. Although we are seeing some signs that lead times could improve in the second half of the year, we expect supply shortages and related challenges to persist throughout 2023, and we continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps in an effort to ensure continuity of supply. We also continue to experience increasing labor, logistics, and material costs, creating gross margin pressures.

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

Furthermore, the US Department of Commerce, Bureau of Industry and Security (“BIS”), issued China-export regulations on October 7, 2022 which broadened the requirements under which export licenses will be required, with a presumption of denial as to their issuance. In addition, certain China-based companies were added to the BIS Unverified List, and changes have been made to the BIS Entity List, further restricting sales to the named entities. Recent order activity has led to significant backlog in China, some of which may be subject to these regulations. While the export regulation landscape is fluid and evolving, we believe at this time that the substantial majority of this backlog will not be negatively affected by the new regulations. We anticipate our order backlog for China customers to decline in the second half of 2023 as we deliver these systems in the first half of the year.

While we work to overcome these macroeconomic challenges, we continue to serve our customers in the following four end-markets: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other.

Sales in the Semiconductor market grew 20% year-over-year and declined 1% sequentially in Q1 2023 driven by our laser annealing systems for trailing node logic devices. We continue to build momentum for our laser annealing solutions at advanced node logic customers by winning application steps. We recently announced the receipt of multiple orders for our LSA systems that are qualified for advanced nodes for a Tier 1 logic supplier. While our growth strategy is predominately focused on shipping systems for advanced node logic and memory applications we have also been receiving orders and shipping systems for trailing node applications in China and other regions. In memory we introduced laser annealing to the market and have leveraged a successful evaluation at a DRAM manufacturer into recently placed multiple orders for high volume production of DRAM devices. The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam mask blank systems. Additionally, our lithography systems for Advanced Packaging are aligned with packaging approaches such as fan out wafer level packaging and other advanced packaging applications, while our wet processing systems are used for Photo Resist Strip and Solvent Cleans. We are currently seeing softness in our Advanced Packaging Lithography and wet processing businesses due to declining consumer electronics demand. Overall, our technology and market strategy are well aligned with trends such as artificial intelligence, mobile connectivity and high-performance computing that drive the Semiconductor market. Given recent order activity and current backlog in the Semiconductor market, we expect revenue in 2023 to outpace wafer fab equipment spending growth, which is the prevailing consensus view has forecasted to be down 15-25% or more in 2023.

We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing and MOCVD, along with MBE and Ion Beam, all of which have been developed to support emerging applications such as 5G driven RF device/filter manufacturing, GaN power electronics, and photonics applications including edge-emitting lasers, specialty LEDs and micro-LEDs. Sales in the Compound Semiconductor market in Q1 2023 declined as compared to the prior quarter and comparable prior quarter. In Q1 2023, we shipped systems for photonics applications. We continue to invest for future growth in the Compound Semiconductor market in areas like power electronics and Micro-LEDs. Power electronics markets are served by GaN equipment, and also by SiC epitaxy equipment. We are working to penetrate the GaN power market, which is driven by applications such as wireless charging in consumer electronics. In addition to our GaN system offerings, on January 31st, 2023 Veeco acquired SiC technology to address the high-growth SiC power epitaxy equipment market, which is driven by electric vehicles. With this acquisition, Veeco is accelerating its entry into this market, and expects revenue starting in 2024.

Sales in the Data Storage market in Q1 2023 increased from prior quarter while remaining flat quarter over comparable prior year period. Demand for our Ion Beam products is driven by cloud-based storage. Hard disk drive manufacturers are manufacturing drives with an increasing number of magnetic heads and they are introducing advanced technologies which require increased capital intensity. With data proliferation forecasted to continue to grow, and based on orders we received in 2022 and into 2023, we expect revenue growth in 2023.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, & IBD/IBE, which support scientific, optical coating and other applications, such as Micro-Electromechanical Systems (MEMS) applications. While revenue was down year-over-year and from the prior quarter, we expect sales in this market to grow in the long run, in line with GDP.

Overall, based on our current visibility supported by our backlog, we continue to expect total 2023 revenue to be in the range of $630 million to $670 million.

Results of Operations

For the three months ended March 31, 2023 and 2022

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2023 and 2022 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Net sales	$153,504	100%	$156,426	100%	$(2,922)	(2)%
Cost of sales	91,487	60%	90,413	58%	1,074	1%
Gross profit	62,017	40%	66,013	42%	(3,996)	(6)%
Operating expenses, net:
Research and development	27,562	18%	24,117	15%	3,445	14%
Selling, general, and administrative	22,627	15%	22,894	15%	(267)	(1)%
Amortization of intangible assets	2,111	1%	2,504	2%	(393)	(16)%
Other operating expense (income), net	(89)	-	(19)	-	(70)	*
Total operating expenses, net	52,211	34%	49,496	32%	2,715	5%
Operating income	9,806	6%	16,517	11%	(6,711)	(41)%
Interest income (expense), net	(802)	(1)%	(2,803)	(2)%	2,001	(71)%
Income before income taxes	9,004	6%	13,714	9%	(4,710)	(34)%
Income tax expense (benefit)	263	-	384	-	(121)	(32)%
Net income	$8,741	6%	$13,330	9%	$(4,589)	(34)%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended March 31,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$93,107	60%	$77,620	49%	$15,487	20%
Compound Semiconductor	21,159	14%	37,109	24%	(15,950)	(43)%
Data Storage	21,514	14%	21,595	14%	(81)	(0)%
Scientific & Other	17,724	12%	20,102	13%	(2,378)	(12)%
Total	$153,504	100%	$156,426	100%	$(2,922)	(2)%
Sales by geographic region
United States	$31,011	20%	$47,471	30%	$(16,460)	(35)%
EMEA	22,947	15%	21,425	14%	1,522	7%
China	60,747	40%	30,381	19%	30,366	100%
Rest of APAC	38,744	25%	56,922	37%	(18,178)	(32)%
Rest of World	54	-	227	-	(173)	*
Total	$153,504	100%	$156,426	100%	$(2,922)	(2)%
*	Not meaningful

Sales decreased for the three months ended March 31, 2023 against the comparable prior year period in the Compound Semiconductor and Scientific & Other markets, partially offset by an increase in the Semiconductor market. By geography, sales increased in the China and EMEA regions. Sales in the Rest of APAC region for the three months ended March 31, 2023 included sales in Taiwan and Thailand of $18.0 million and $8.4 million respectively. Sales in the Rest of APAC region for the three months ended March 31, 2022 included sales in Singapore and Taiwan of $23.9 million and $17.2 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended March 31, 2023, gross profit decreased against the comparable prior period due to a decrease in sales volume and gross margins. Gross margins decreased principally due to product mix of sales in the period, as well as increased logistics costs, partially offset by favorable operations spend activity. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended March 31, 2023 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses remained flat for the three months ended March 31, 2023 against the comparable prior period. Given the uncertainty regarding the impacts on our business resulting from the general macroeconomic environment, we are focused on the proactive management of expenses.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets.

Interest Income (Expense)

We recorded net interest expense of $0.8 million for the three months ended March 31, 2023, compared to $2.8 million for the comparable prior year period. The decrease in net interest expense was primarily related to an increase of interest income of approximately $2.0 million due to a more favorable interest rate environment for the three months ended March 31, 2023, against the comparable prior year period.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended March 31, 2023, was $0.3 million, compared to $0.4 million for the period ended March 31, 2022. For the three months ended March 31, 2023, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall. Additionally, the effective tax rate was also favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. For the three months ended March 31, 2022, the effective tax rate was lower than the U.S. statutory tax rate primarily related to changes in the valuation allowance of deferred tax assets in the U.S.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$140,721	$154,925
Restricted cash	476	547
Short-term investments	112,170	147,488
Total	$253,367	$302,960

At March 31, 2023 and December 31, 2022, cash and cash equivalents of $30.9 million and $28.4 million, respectively, were held outside the United States. As of March 31, 2023, we had $18.7 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $8.1 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $0.9 million for foreign withholding taxes for the undistributed earnings.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes, purchase commitments, and payments in respect of operating leases.

A summary of the cash flow activity for the three months ended March 31, 2023 and 2022 is as follows:

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income	$8,741	$13,330
Non-cash items:
Depreciation and amortization	6,276	6,240
Non-cash interest expense	226	238
Deferred income taxes	191	(16)
Share-based compensation expense	7,027	4,481
Changes in operating assets and liabilities	(8,543)	515
Net cash provided by (used in) operating activities	$13,918	$24,788

Net cash provided by operating activities was $13.9 million for the three months ended March 31, 2023 and was due to net income of $8.7 million and adjustments for non-cash items of $13.7 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $8.5 million. The changes in operating assets and liabilities were largely attributable to 1) increases in inventories; partially offset by 2) increases in accounts payable and accrued expenses; and 3) increases in customer deposits and deferred revenue.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Acquisitions of businesses, net of cash acquired	$(30,373)	$—
Capital expenditures	$(6,946)	$(10,918)
Changes in investments, net	36,557	(238)
Net cash provided by (used in) investing activities	$(762)	$(11,156)

The cash used in investing activities during the three months ended March 31, 2023 and 2022 was primarily attributable to the net cash used in the acquisition of Epiluvac, as well as capital expenditures, partially offset by net investment activity. We experienced a high level of capital expenditures during 2022 associated with the continued build-out of our newly leased facility in San Jose, California, which is substantially complete at this time.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Repayment of 2023 Notes	$(20,173)	—
Settlement of equity awards, net of withholding taxes	(7,268)	$(5,789)
Net cash provided by (used in) financing activities	$(27,441)	$(5,789)

The cash used in financing activities for the three months ended March 31, 2023 was related to the repayment of the 2023 Notes, as well as cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes

We have $132.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $125.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $112.2 million at March 31, 2023. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2023, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.4 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 80% and 70% of our total net sales for the three months ended March 31, 2023 and 2022, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 3% of total net sales for both the three months ended March 31, 2023 and 2022.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2023. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 31, 2023, we completed the acquisition of Epiluvac AB and are integrating the acquired business into our overall internal control over financial reporting process. Management is in the process of assessing the internal control over financial reporting and is implementing or revising internal controls where necessary. See Note 3 to the

Consolidated Financial Statements – Business Combinations, for further details. There were no other changes in internal control for the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our 2022 Form 10-K. There have been no material changes from the risk factors previously disclosed,

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive plan, effective March 2023.				*
10.2	Form of Notice of Restricted Stock Unit Award and related terms and conditions pursuant to Veeco 2019 Stock Incentive Plan, effective March 2023.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2023.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer