Form 10-Q
period 2023-06-30
VEECO INSTRUMENTS INC
filed 2023-08-07
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 56,345,525 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” in Part 1, Item 1A of our 2022 Form 10-K, and the following:

Risks Related to Our Business and Industry

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition;

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Certain of our sales are dependent on the demand for consumer electronic products and automobiles, which can experience significant volatility;

●	The effects of the COVID-19 pandemic have strained and have negatively impacted our businesses and operations, and the duration and extent to which COVID-19 may impact our future results of operations and overall financial performance remains uncertain;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operates in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

Risks Associated with Operating a Global Business

●	We are exposed to risks of operating businesses outside the United States;

●	We may be unable to obtain required export licenses for the sale of our products;

●	We are exposed to various risks associated with global regulatory requirements;

Risks Related to Intellectual Property and Cybersecurity

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

Financial, Accounting, and Capital Markets Risks

●	Our operating results may be adversely affected by tightening credit markets;

●	We are subject to foreign currency exchange risks;

●	We may be required to take impairment charges on assets;

●	Changes in accounting pronouncements or taxation rules, practices, or rates may adversely affect our financial results;

●	The agreements governing our current debt facilities, including our 3.50% Convertible Senior Notes due 2025 (the “2025 Notes”), our 3.75% Convertible Senior Notes due 2027 (the “2027 Notes”), and our 2.875% Convertible Senior Notes due 2029 (the “2029 Notes”) (the 2025 Notes, 2027 Notes, and 2029 Notes, together, the “Notes”), and our revolving credit facility (the “Credit Facility”), contains certain restrictions, covenants and repurchase provisions that may limit our ability to raise the funds necessary to meet our working capital needs, which may include the cash conversion of the Notes or repurchase of the Notes for cash upon a fundamental change;

●	Issuance of our common stock, if any, upon conversion of the Notes, as well as the capped call transactions and the hedging activities of the option counterparties, may impair or reduce our ability to utilize our foreign tax credits or our research and development credits carryforwards in the future;

●	The capped call transactions may affect the value of the 2027 Notes and our common stock;

General Risk Factors

●	The price of our common shares is volatile and could decrease;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations and sustainability requirements;

●	We are exposed to risks associated with the increased attention by our stakeholders to environmental, social and governance (“ESG”) matters; and

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$180,524	$154,925
Restricted cash	437	547
Short-term investments	105,875	147,488
Accounts receivable, net	130,140	124,221
Contract assets	20,490	16,507
Inventories	244,470	206,908
Prepaid expenses and other current assets	27,218	18,305
Total current assets	709,154	668,901
Property, plant, and equipment, net	111,993	107,281
Operating lease right-of-use assets	25,611	26,467
Intangible assets, net	48,192	23,887
Goodwill	214,964	181,943
Deferred income taxes	115,314	116,349
Other assets	3,219	3,355
Total assets	$1,228,447	$1,128,183

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$63,212	$52,049
Accrued expenses and other current liabilities	61,823	56,031
Customer deposits and deferred revenue	156,700	127,223
Income taxes payable	563	2,432
Current portion of long-term debt	—	20,169
Total current liabilities	282,298	257,904
Deferred income taxes	6,878	1,285
Long-term debt	274,335	254,491
Long-term operating lease liabilities	32,838	33,581
Other liabilities	19,498	3,098
Total liabilities	615,847	550,359
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 56,337,933 shares issued and outstanding at June 30, 2023 and 51,660,409 shares issued and outstanding at December 31, 2022	564	517
Additional paid-in capital	1,189,051	1,078,180
Accumulated deficit	(578,380)	(501,801)
Accumulated other comprehensive income	1,365	928
Total stockholders' equity	612,600	577,824
Total liabilities and stockholders' equity	$1,228,447	$1,128,183

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$161,641	$163,999	$315,145	$320,425
Cost of sales	94,131	99,732	185,618	190,146
Gross profit	67,510	64,267	129,527	130,279
Operating expenses, net:
Research and development	27,384	26,016	54,945	50,133
Selling, general, and administrative	23,822	22,950	46,449	45,844
Amortization of intangible assets	2,123	2,505	4,235	5,009
Other operating expense (income), net	493	(27)	404	(47)
Total operating expenses, net	53,822	51,444	106,033	100,939
Operating income	13,688	12,823	23,494	29,340
Interest income	2,420	213	4,494	302
Interest expense	(3,052)	(2,848)	(5,928)	(5,740)
Other income (expense), net	(97,091)	—	(97,091)	—
Income (loss) before income taxes	(84,035)	10,188	(75,031)	23,902
Income tax expense (benefit)	1,285	533	1,548	917
Net income (loss)	$(85,320)	$9,655	$(76,579)	$22,985

Income (loss) per common share:
Basic	$(1.61)	$0.19	$(1.48)	$0.46
Diluted	$(1.61)	$0.18	$(1.48)	$0.43

Weighted average number of shares:
Basic	52,861	49,697	51,764	49,702
Diluted	52,861	59,455	51,764	59,521

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(85,320)	$9,655	$(76,579)	$22,985
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	—	(224)	470	(1,043)
Change in currency translation adjustments	(39)	(48)	(33)	(51)
Total other comprehensive income (loss), net of tax	(39)	(272)	437	(1,094)

Total comprehensive income (loss)	$(85,359)	$9,383	$(76,142)	$21,891

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(76,579)	$22,985
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,435	12,749
Non-cash interest expense	514	477
Deferred income taxes	778	(18)
Share-based compensation expense	14,959	10,759
Loss on extinguishment of debt	97,091	—
Provision for bad debts	490	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(10,145)	(16,346)
Inventories	(44,540)	(5,873)
Prepaid expenses and other current assets	(5,633)	8,231
Accounts payable and accrued expenses	9,099	(17,613)
Customer deposits and deferred revenue	29,048	11,424
Income taxes receivable and payable, net	(1,869)	(263)
Other, net	(513)	1,657
Net cash provided by (used in) operating activities	25,135	28,169

Cash Flows from Investing Activities
Capital expenditures	(10,836)	(15,420)
Acquisition of businesses, net of cash acquired	(30,373)	—
Proceeds from the sale of investments	112,895	23,335
Payments for purchases of investments	(69,320)	(33,876)
Net cash provided by (used in) investing activities	2,366	(25,961)

Cash Flows from Financing Activities
Proceeds from issuance of 2029 Notes, net of issuance costs	223,202	—
Extinguishment of Convertible Notes	(218,991)	—
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	2,619	2,129
Restricted stock tax withholdings	(8,801)	(7,115)
Net cash provided by (used in) financing activities	(1,971)	(4,986)
Effect of exchange rate changes on cash and cash equivalents	(41)	(51)
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,489	(2,829)
Cash, cash equivalents, and restricted cash - beginning of period	155,472	120,472
Cash, cash equivalents, and restricted cash - end of period	$180,961	$117,643

Supplemental Disclosure of Cash Flow Information
Interest paid	$6,628	$5,037
Income taxes paid	2,983	1,083
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	3,938	6,464
Net transfer of inventory to property, plant and equipment	4,328	237
Right-of-use assets obtained in exchange for lease obligations	630	258

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

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income Per Common Share

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares used to calculate basic income per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. Finally, the Company includes the dilutive effect of shares issuable upon conversion of its Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the 2025 and 2027 Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company must settle the principal amount of the 2029 Notes in cash, and has the option to settle any excess of the conversion value over the principal amount in any combination of cash or shares. As such, the Company only includes the excess shares that may be issuable above the principal amount of the 2029 Notes in the dilutive share count, if the effect would be dilutive.

The computations of basic and diluted income per share for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(85,320)	$9,655	$(76,579)	$22,985
Interest expense associated with convertible notes	—	1,273	—	2,546
Net income (loss) available to common shareholders	$(85,320)	$10,928	$(76,579)	$25,531

Denominator:
Basic weighted average shares outstanding	52,861	49,697	51,764	49,702
Effect of potentially dilutive share-based awards	—	816	—	877
Dilutive effect of convertible notes	—	8,942	—	8,942
Diluted weighted average shares outstanding	52,861	59,455	51,764	59,521

Net income per common share:
Basic	$(1.61)	$0.19	$(1.48)	$0.46
Diluted	$(1.61)	$0.18	$(1.48)	$0.43

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	838	N/A	674	N/A
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	743	987	763	645
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	8,868	6,025	11,722	6,025

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

The purchase agreement included performance milestones that, if achieved, could trigger additional payments to the original selling shareholders. The aggregate fair value of the contingent consideration arrangement at the acquisition date was $26.1 million. During the three months ended June 30, 2023, the Company recognized approximately $0.3 million of additional contingent consideration, for total contingent consideration of $26.4 million as of June 30, 2023, of which $9.8 million was included in “Accrued expenses and other current liabilities” and $16.6 million was included within “Other liabilities” on the Consolidated Balance Sheet as of June 30, 2023. The contingent arrangements include payments up to $15.0 million based on the timely completion of certain defined milestones tied to strategic targets, and up to $20.0 million based on the percentage of orders received during the defined Earn-out period. The Earn-out period is four years after the closing date of the acquisition, or earlier if certain conditions are met.

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

For the three and six months ended June 30, 2023, the Company incurred approximately $0.2 million and $0.9 million, respectively, of acquisition related costs, included within “Selling, general, and administrative” in the Consolidated Statement of Operations. Epiluvac’s results of operations were immaterial to the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2023. Additionally, the pro forma Consolidated Statement of Operations as if Epiluvac had been acquired as of January 1, 2022 would not be materially different from the Company’s actual Consolidated Statement of Operations for the three and six months ended June 30, 2023 or 2022.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2023
Cash equivalents
Certificate of deposits and time deposits	$57,432	$—	$—	$57,432
Commercial paper	—	11,475	—	11,475
Money market cash	50,846	—	—	50,846
Total	$108,278	$11,475	$—	$119,753
Short-term investments
U.S. treasuries	$12,041	$—	$—	$12,041
Government agency securities	—	60,054	—	60,054
Corporate debt	—	13,020	—	13,020
Commercial paper	—	20,760	—	20,760
Total	$12,041	$93,834	$—	$105,875

December 31, 2022
Cash equivalents
Certificate of deposits and time deposits	$61,135	$—	$—	$61,135
Money market cash	405	—	—	405
Total	$61,540	$—	$—	$61,540
Short-term investments
U.S. treasuries	$62,849	$—	$—	$62,849
Government agency securities	—	27,366	—	27,366
Corporate debt	—	41,591	—	41,591
Commercial paper	—	15,682	—	15,682
Total	$62,849	$84,639	$—	$147,488

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At June 30, 2023 and December 31, 2022, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
June 30, 2023
U.S. treasuries	$12,133	$—	$(92)	$12,041
Government agency securities	60,262	—	(208)	60,054
Corporate debt	13,108	—	(88)	13,020
Commercial paper	20,760	—	—	20,760
Total	$106,263	$—	$(388)	$105,875

December 31, 2022
U.S. treasuries	$63,331	$—	$(482)	$62,849
Government agency securities	27,464	—	(98)	27,366
Corporate debt	42,006	—	(415)	41,591
Commercial paper	15,682	—	—	15,682
Total	$148,483	$—	$(995)	$147,488

Available-for-sale securities in a loss position at June 30, 2023 and December 31, 2022 consist of:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
June 30, 2023
U.S. treasuries	$4,681	$(4)	$7,361	$(88)
Government agency securities	60,053	(208)	—	—
Corporate debt	8,312	(21)	4,708	(67)
Total	$73,046	$(233)	$12,069	$(155)

December 31, 2022
U.S. treasuries	$39,791	$(84)	$23,057	$(398)
Government agency securities	22,528	(86)	4,838	(12)
Corporate debt	19,693	(138)	21,898	(277)
Total	$82,012	$(308)	$49,793	$(687)

The contractual maturities of securities classified as available-for-sale at June 30, 2023 were as follows:

	June 30, 2023
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$99,537	$99,192
Due after one year through two years	6,726	6,683
Total	$106,263	$105,875

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the six months ended June 30, 2023 and 2022.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.0 million and $0.7 million at June 30, 2023 and December 31, 2022 respectively. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Materials	$152,494	$134,940
Work-in-process	80,446	68,765
Finished goods	11,530	3,203
Total	$244,470	$206,908

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. The Company had deposits with its suppliers of $13.4 million and $9.4 million at June 30, 2023 and December 31, 2022, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Land	$5,061	$5,061
Building and improvements	64,151	64,198
Machinery and equipment (1)	166,764	155,533
Leasehold improvements	55,008	54,764
Gross property, plant, and equipment	290,984	279,556
Less: accumulated depreciation and amortization	178,991	172,275
Net property, plant, and equipment	$111,993	$107,281
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and six months ended June 30, 2023, depreciation expense was $4.0 million and $8.2 million, respectively, and $4.0 million and $7.7 million, respectively, for the comparable 2022 periods.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The following table presents the changes in goodwill balances for the six months ended June 30, 2023:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Balance at December 31, 2022	$430,331	$248,388	$181,943
Acquisition	33,021	—	33,021
Balance at June 30, 2023	$463,352	$248,388	$214,964

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, licenses, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three and six months ended June 30, 2023.

The components of purchased intangible assets were as follows:

	June 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$319,420	$36,508	$327,908	$316,918	$10,990
Customer relationships	146,925	136,528	10,397	146,465	135,415	11,050
Trademarks and tradenames	30,910	29,666	1,244	30,910	29,063	1,847
Other	3,746	3,703	43	3,686	3,686	—
Total	$537,509	$489,317	$48,192	$508,969	$485,082	$23,887

Other intangible assets primarily consist of patents, licenses, and backlog.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 5 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at June 30, 2023 and December 31, 2022 consist of:

	June 30,	December 31,
	2023	2022

	(in thousands)
Payroll and related benefits	$21,358	$30,044
Contingent consideration	9,791	—
Warranty	8,577	8,601
Operating lease liabilities	3,615	3,333
Interest	1,351	2,853
Professional fees	3,443	2,102
Sales, use, and other taxes	2,708	2,027
Other	10,980	7,071
Total	$61,823	$56,031

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2023 include:

(in thousands)
Balance - December 31, 2022	$8,601
Warranties issued	3,084
Addition from Epiluvac acquisition	49
Consumption of reserves	(3,484)
Changes in estimate	327
Balance - June 30, 2023	$8,577

Customer Deposits and Deferred Revenue

Customer deposits totaled $136.6 million and $110.2 million at June 30, 2023 and December 31, 2022, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2022	$16,990
Deferral of revenue	8,241
Recognition of unearned revenue	(5,111)
Balance - June 30, 2023	$20,120

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

As of June 30, 2023, the Company has approximately $274.8 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 66% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Convertible Senior Notes

2023 Notes

On January 10, 2017, the Company issued $345.0 million of 2.70% convertible senior unsecured notes due 2023 (the “2023 Notes”). The Company received net proceeds, after deducting underwriting discounts and fees and expenses payable by the Company, of approximately $335.8 million. The 2023 Notes bear interest at a rate of 2.70% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2017. The 2023 Notes had a maturity date of January 15, 2023, unless earlier purchased by the Company, redeemed, or converted.

On May 18, 2020, in connection with the completion of a private offering of $125.0 million aggregate principal amount of 3.75% convertible senior notes due 2027 described below, the Company repurchased and retired approximately $88.3 million in aggregate principal amount of its outstanding 2023 Notes, with a carrying amount of $78.1 million, for approximately $81.2 million of cash.

Additionally, on November 11, 2020, the Company entered into a privately negotiated exchange agreement with a holder of its outstanding 2023 Notes, under which the Company agreed to retire $125.0 million in aggregate original principal amount of the 2023 Notes, with a carrying amount of $113.1 million, in exchange for the issuance of $132.5 million in aggregate principal amount of new 3.50% convertible senior notes due 2025 described below, which had a fair value that approximated the principal amount of new notes issued.

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

The 2023 notes that remained outstanding matured on January 15, 2023 and were paid in cash and settled by the Company at that time.

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

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $106.0 million in aggregate principal amount of its outstanding 2025 Notes, with a carrying amount of $105.4 million, for approximately $106.0 million of cash and 0.7 million shares of the Company’s common stock. The Company accounted for the partial settlement of the 2025 Notes as an extinguishment, and as such, recorded a loss on

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

extinguishment of approximately $16.5 million for the three and six months ended June 30, 2023, which is included in the “Other income (expense), net” in the Consolidated Statements of Operations.

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

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $100.0 million in aggregate principal amount of its outstanding 2027 Notes, with a carrying amount of $98.5 million, for approximately $92.8 million of cash and 3.8 million shares of the Company’s common stock. The Company accounted for the partial settlement of the 2027 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $80.6 million for the three and six months ended June 30, 2023, which is included in the “Other income (expense), net” in the Consolidated Statements of Operations.

2029 Notes

On May 19, 2023, the Company completed a private offering of $230.0 million of 2.875% convertible senior notes due 2029 (the “2029 Notes”). The Company received net proceeds of approximately $223.2 million, after deducting underwriting discounts and fees and expenses payable by the Company. Additionally, the Company used approximately $198.8 million of net proceeds from the offering to fund the cash portion of the 2025 Notes and 2027 Notes extinguishments described above and the remainder for general corporate purposes. The 2029 Notes bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2023. The 2029 Notes mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted. The Company will settle any conversions of the 2029 Notes by paying cash up to the aggregate principal amount of the 2029 Notes to be converted, and paying or delivering either cash, shares of Company’s common stock, or a combination of cash and shares of common stock at the Company’s election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted.

The 2025 Notes, 2027 Notes, and 2029 Notes (collectively, the “Notes”) are unsecured senior obligations of Veeco and rank senior in right of payment to any of Veeco’s subordinated indebtedness; equal in right of payment to all of Veeco’s unsecured indebtedness that is not subordinated; effectively subordinated in right of payment to any of Veeco’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of Veeco’s subsidiaries.

The Notes are convertible at the option of the holders upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rates are 41.6667, 71.5372, and 34.21852 shares of the Company’s common stock per $1,000 principal amount of the 2025 Notes, 2027 Notes, and 2029 Notes, respectively, representing initial effective conversion prices of $24.00, $13.98, and $29.22 per share of common stock, respectively. The conversion rates may be subject to adjustment upon the occurrence of certain specified events.

Holders may convert all or any portion of their Notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding October 15, 2024, with

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

respect to the 2025 Notes, October 1, 2026, with respect to the 2027 Notes, and February 1, 2029 with respect to the 2029 Notes, only under the following circumstances:

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

For the calendar quarter ended June 30, 2023, the last reported sales price of the common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until September 30, 2023.

Holders may convert their Notes at any time, regardless of the foregoing circumstances, on October 15, 2024 with respect to the 2025 Notes, October 1, 2026, with respect to the 2027 Notes, and February 1, 2029, with respect to the 2029 Notes, until the close of business on the business day immediately preceding the respective maturity date.

The Notes are recorded as a single unit within liabilities in the consolidated balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium. Transaction costs of $9.2 million, $1.9 million, $3.1 million, and $6.8 million incurred in connection with the issuance of the 2023 Notes, 2025 Notes, 2027 Notes, and 2029 Notes, respectively, were recorded as direct deductions from the related debt liabilities and recognized as non-cash interest expense using the effective interest method over the expected terms of the Notes.

The carrying value of the 2023 Notes, 2025 Notes, 2027 Notes, and 2029 Notes are as follows:

	June 30, 2023			December 31, 2022
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$—	$—	$—	$20,173	$(4)	$20,169
2025 Notes	26,500	(149)	26,351	132,500	(990)	131,510
2027 Notes	25,000	(358)	24,642	125,000	(2,019)	122,981
2029 Notes	230,000	(6,657)	223,343	—	—	—
Net carrying value	$281,500	$(7,165)	$274,335	$277,673	$(3,013)	$274,660

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Total interest expense related to the 2023 Notes, 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$—	$136	$23	$272
Coupon interest expense - 2025 Notes	737	1,159	1,896	2,318
Coupon interest expense - 2027 Notes	745	1,172	1,917	2,344
Coupon interest expense - 2029 Notes	753	—	753	—
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	—	24	4	48
Amortization of debt discount/transaction costs- 2025 Notes	77	114	194	226
Amortization of debt discount/transaction costs- 2027 Notes	70	101	175	202
Amortization of debt discount/transaction costs- 2029 Notes	141	—	141	—
Total Interest Expense	$2,523	$2,706	$5,103	$5,410

The Company determined the 2025 Notes, 2027 Notes, and 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at June 30, 2023 of $31.9 million, $49.3 million, and $257.0 million, respectively.

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

No amounts were outstanding under the Credit Facility as of June 30, 2023 or December 31, 2022.

Other Liabilities

Other liabilities at June 30, 2023 and December 31, 2022 included (i) medical and dental benefits for former executives of $1.9 million and $2.0 million, respectively; (ii) asset retirement obligations of $0.9 million and $0.7 million, respectively; and (iii) contingent consideration of $16.6 million as of June 30, 2023.

Note 6 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2023 was 12 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table provides the maturities of lease liabilities at June 30, 2023:

Operating
Leases
(in thousands)
Payments due by period:
2023	$1,748
2024	4,599
2025	4,086
2026	4,060
2027	3,629
Thereafter	34,245
Total future minimum lease payments	52,367
Less: Imputed interest	(15,914)
Total	$36,453

Reported as of June 30, 2023
Accrued expenses and other current liabilities	$3,615
Long-term operating lease liabilities	32,838
Total	$36,453

Operating lease cost for the three and six months ended June 30, 2023 were $1.2 million and $2.6 million, respectively, and $1.8 million and $3.7 million, respectively, for the comparable 2022 periods. Variable lease cost for the three and six months ended June 30, 2023 were $0.2 million and $0.5 million respectively, and $0.5 million and $1.0 million, respectively, for the comparable 2022 periods. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the six months ended June 30, 2023 and 2022 were $3.0 million and $3.8 million, respectively.

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $20.0 million at any point in time. Pursuant to this agreement, the Company sold $9.9 million of receivables during the three months ended June 30, 2023, all of which remained outstanding as of June 30, 2023 as defined in the receivable purchase agreement, and $10.1 million was available under the agreement for additional sales of receivables. The Company did not sell any receivables under this agreement for the six months ended June 30, 2022. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Purchase Commitments

Veeco has purchase commitments of $235.5 million at June 30, 2023, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2023, outstanding bank guarantees and standby letters of credit totaled $19.3 million, and unused bank guarantees and letters of credit of $12.6 million were available to be drawn upon.

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

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2022	51,660	$517	$1,078,180	$(501,801)	$928	$577,824
Net income	—	—	—	8,741	—	8,741
Other comprehensive income (loss), net of tax	—	—	—	—	476	476
Share-based compensation expense	—	—	7,027	—	—	7,027
Net issuance under employee stock plans	33	—	(8,509)	—	—	(8,509)
Balance at March 31, 2023	51,693	$517	$1,076,698	$(493,060)	$1,404	$585,559
Net income	—	—	—	(85,320)	—	(85,320)
Other comprehensive income (loss), net of tax	—	—	—	—	(39)	(39)
Share-based compensation expense	—	—	7,932	—	—	7,932
Partial extinguishment of 2025 and 2027 Notes	4,460	45	102,095			102,140
Net issuance under employee stock plans	185	2	2,326	—	—	2,328
Balance at June 30, 2023	56,338	$564	$1,189,051	$(578,380)	$1,365	$612,600

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2021	50,653	$507	$1,116,921	$(681,283)	$1,483	$437,628
Cumulative effect of change in accounting principle - adoption of ASU 2020-06	—	—	(56,801)	12,541	—	(44,260)
Net income	—	—	—	13,330	—	13,330
Other comprehensive income (loss), net of tax	—	—	—	—	(822)	(822)
Share-based compensation expense	—	—	4,481	—	—	4,481
Net issuance under employee stock plans	590	6	(6,793)	—	—	(6,787)
Balance at March 31, 2022	51,243	$513	$1,057,808	$(655,412)	$661	$403,570
Net income	—	—	—	9,655	—	9,655
Other comprehensive income (loss), net of tax	—	—	—	—	(272)	(272)
Share-based compensation expense	—	—	6,278	—	—	6,278
Net issuance under employee stock plans	182	2	1,504	—	—	1,506
Balance at June 30, 2022	51,425	$515	$1,065,590	$(645,757)	$389	$420,737

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2022	$1,773	$(845)	$928
Other comprehensive income (loss)	(33)	470	437
Balance - June 30, 2023	$1,740	$(375)	$1,365

There were minimal reclassifications from AOCI into net income for the three and six months ended June 30, 2023 and 2022.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of sales	$1,572	$1,251	$3,023	$2,189
Research and development	2,568	1,863	4,657	3,120
Selling, general, and administrative	3,792	3,164	7,279	5,450
Total	$7,932	$6,278	$14,959	$10,759

For the six months ended June 30, 2023, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2022	177	$30.94
Expired	(62)	30.47
Balance - June 30, 2023	115	31.18

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the six months ended June 30, 2023, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2022	2,496	$23.83
Granted	1,076	22.79
Performance award adjustments	183	10.59
Vested	(1,113)	16.47
Forfeited	(50)	28.01
Balance - June 30, 2023	2,592	25.66

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

Income before income taxes and income tax expense (benefit) for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands, except percentages)
Income (loss) before income taxes	$(84,035)	$10,188	$(75,031)	$23,902
Income tax expense (benefit)	$1,285	$533	$1,548	$917
Effective tax rate	(1.53)%	5.23%	(2.06)%	3.84%

The Company’s tax expense for the three and six months ended June 30, 2023 was $1.3 million and $1.5 million respectively, compared to $0.5 million and $0.9 for the comparable prior periods. For the three and six months ended June 30, 2023, the Company’s income tax expense primarily related to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes. Pursuant to the limitation on losses from extinguishment of convertible notes under Section 249 of the Internal Revenue Code of 1986, as amended (Section 249), the Company recognized a benefit of $0.9 million associated with this loss for the three and six months ended June 30, 2023. Additionally, the income tax expense for the three and six months ended June 30, 2023 was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, as well as discrete income tax benefit for share-based compensation windfall. For the three and six months ended June 30, 2022, the effective tax rate was lower than the U.S. statutory tax rate primarily related to changes in the valuation allowance of deferred tax assets in the U.S.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Sales by end-market and geographic region for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Sales by end-market
Semiconductor	$106,275	$97,521	$199,382	$175,141
Compound Semiconductor	24,066	31,122	45,225	68,231
Data Storage	13,945	21,548	35,459	43,143
Scientific & Other	17,355	13,808	35,079	33,910
Total	$161,641	$163,999	$315,145	$320,425
Sales by geographic region
United States	$35,739	$57,940	$66,750	$105,410
EMEA(1)	17,511	27,234	40,458	48,660
China	49,986	28,497	110,733	58,878
Rest of APAC	58,320	49,345	97,065	106,267
Rest of World	85	983	139	1,210
Total	$161,641	$163,999	$315,145	$320,425
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

Business Update

Macroeconomic challenges across the industry have been well publicized, including supply chain constraints, an inflationary and high-interest rate environment with a potential recession ahead, heightened China-export regulations, uncertainty in the banking industry, and a forecasted decline in the semiconductor and related markets due to softness in consumer, smartphone and PC applications, all of which are contributing to a difficult environment with increased uncertainty.

Longer lead times and parts shortages and allocations have required that we plan further ahead than usual, and we have undertaken efforts to increase our purchase commitments to secure critical components in a timely manner. Our supply chain continues to improve, as evidenced by a decline in lead times and a further improvement to suppliers on time deliveries; however, material lead times remain elevated and continue to be a challenge with respect to our supply chain, limiting our ability to fulfill some of our customers’ demands in a timely manner, as many of our peers have also been experiencing. While we expect lead times to further improve in the second half of the year, we expect supply shortages and related challenges to persist throughout 2023. We continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps in an effort to ensure continuity of supply. We also continue to experience increasing labor and material costs, creating gross margin pressures.

We continue to see a slow-down in certain shorter lead time products such as advanced packaging lithography, spare parts, and upgrades, as well as instances where customers have requested order cancellations, delayed shipments, or delayed payments. Consequently, we are monitoring the situation very closely and have been taking early actions to limit the pace at which we increase spending while maintaining our growth trajectory.

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

While we work to overcome these macroeconomic challenges, we continue to serve our customers in the following four end markets: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other.

Sales in the Semiconductor market during the second quarter grew 9% year-over-year and 14% sequentially, driven by record laser annealing system revenue and shipment of two EUV chambers. We continue to build momentum for our laser annealing solutions in advanced node logic by winning application steps. We recently received orders from several Tier 1 advanced logic customers. While our growth strategy is predominately focused on shipping systems for advanced node logic and memory applications, we have also been receiving orders and shipping systems for trailing node applications in China and other regions. As it relates to the memory market, we recently announced that a Tier 1 memory customer placed several LSA orders for high volume production of DRAM devices following a successful evaluation program. The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam mask blank systems. Additionally, our lithography systems for Advanced Packaging are aligned with packaging approaches such as fan out wafer level packaging and other advanced packaging applications, while our wet processing systems are used for Photoresist Strip, Solvent Cleans, and flux removal. Overall, our technology and market strategy are well aligned with trends such as artificial intelligence, mobile connectivity and high-performance computing that drive the Semiconductor market. Based on recent order activity and our current backlog in the Semiconductor market, we expect revenue growth in 2023, outpacing wafer fab equipment spending growth, which the prevailing consensus view has forecasted to be down in 2023.

We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing and MOCVD, along with MBE and Ion Beam, all of which have been developed to support emerging applications such as 5G driven RF device/filter manufacturing, GaN power electronics, and photonics applications including edge-emitting lasers, specialty LEDs and micro-LEDs. Sales in the Compound Semiconductor market in Q2 2023 increased as compared to the prior quarter and declined as compared to prior year quarter. In Q2 2023, we shipped several systems for photonics applications. We continue to invest for future growth in the Compound Semiconductor market in areas like power electronics and Micro-LED. Power electronics markets are served by GaN equipment, and also by SiC epitaxy equipment. We are working to penetrate the GaN power market, which is driven by applications such as wireless charging in consumer electronics. In addition to our GaN system offerings, on January 31, 2023 Veeco acquired SiC technology to address the high-growth SiC power epitaxy equipment market, which is primarily driven by adoption of electric vehicles. With this acquisition, Veeco is accelerating its entry into this market, and expects revenue starting in 2024.

Sales in the Data Storage market in Q2 2023 declined as compared to the prior quarter and the prior year quarter. Demand for our Ion Beam products is driven by cloud-based storage. Hard disk drive manufacturers are manufacturing drives with an increasing number of magnetic heads, in addition to introducing advanced technologies requiring increased capital intensity. As reported, the hard disk drive industry experienced contraction in exabyte shipments in 2022 and 2023 with uncertainty as to the timing of a recovery; however, recent analyst and industry forecasts predict nearline hard disk drive exabyte shipments to grow at an approximate 20 to 25% CAGR over the coming years. Despite these current industry challenges, we continue to expect revenue growth in 2023 based on the ship dates of orders in our backlog.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, & IBD/IBE, which support scientific, optical coating and other applications, such as Micro-Electromechanical Systems (MEMS) applications. Sales in this market increased as compared to the quarter in the prior year, while declining as compared to the first quarter of this year. We expect sales in this market to grow in the long run, in line with GDP.

Overall, based on our current visibility supported by our backlog, we continue to expect total 2023 revenue to be in the range of $630 million to $670 million.

Results of Operations

For the three months ended June 30, 2023 and 2022

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2023 and 2022 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Net sales	$161,641	100%	$163,999	100%	$(2,358)	(1)%
Cost of sales	94,131	58%	99,732	61%	(5,601)	(6)%
Gross profit	67,510	42%	64,267	39%	3,243	5%
Operating expenses, net:
Research and development	27,384	17%	26,016	16%	1,368	5%
Selling, general, and administrative	23,822	15%	22,950	14%	872	4%
Amortization of intangible assets	2,123	1%	2,505	2%	(382)	(15)%
Other operating expense (income), net	493	-	(27)	-	520	*
Total operating expenses, net	53,822	33%	51,444	31%	2,378	5%
Operating income (loss)	13,688	8%	12,823	8%	865	7%
Interest income (expense), net	(632)	(0)%	(2,635)	(2)%	2,003	(76)%
Other income (expense), net	(97,091)	(60)%	—	0%	(97,091)	*
Income (loss) before income taxes	(84,035)	(52)%	10,188	6%	(94,223)	*
Income tax expense (benefit)	1,285	-	533	-	752	141%
Net income (loss)	$(85,320)	(53)%	$9,655	6%	$(94,975)	*
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended June 30,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$106,275	65%	$97,521	60%	$8,754	9%
Compound Semiconductor	24,066	15%	31,122	19%	(7,056)	(23)%
Data Storage	13,945	9%	21,548	13%	(7,603)	(35)%
Scientific & Other	17,355	11%	13,808	8%	3,547	26%
Total	$161,641	100%	$163,999	100%	$(2,358)	(1)%
Sales by geographic region
United States	$35,739	22%	$57,940	35%	$(22,201)	(38)%
EMEA	17,511	11%	27,234	17%	(9,723)	(36)%
China	49,986	31%	28,497	17%	21,489	75%
Rest of APAC	58,320	36%	49,345	30%	8,975	18%
Rest of World	85	-	983	1%	(898)	*
Total	$161,641	100%	$163,999	100%	$(2,358)	(1)%
*	Not meaningful

Sales decreased for the three months ended June 30, 2023 against the comparable prior year period in the Data Storage and Compound Semiconductor markets, partially offset by an increase in the Semiconductor market. By geography, sales decreased in the United States and EMEA regions, partially offset by an increase in the China region. Sales in the Rest of APAC region for the three months ended June 30, 2023 included sales in Singapore, Taiwan, and Japan of $22.9 million, $16.1 million, and $12.5 million respectively. Sales in the Rest of APAC region for the three months ended June 30, 2022 included sales in Taiwan and Japan of $28.0 million and $11.0 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended June 30, 2023, gross profit increased against the comparable prior period due to higher gross margins. Gross margins increased principally due to product mix of sales in the period and favorable spending. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended June 30, 2023 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses remained flat for the three months ended June 30, 2023 against the comparable prior period. Given the uncertainty regarding the impacts on our business resulting from the general macroeconomic environment, we are focused on the proactive management of expenses.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2022.

Interest Income (Expense)

We recorded net interest expense of $0.6 million for the three months ended June 30, 2023, compared to $2.6 million for the comparable prior year period. The decrease in net interest expense was primarily related to an increase of interest income of approximately $2.4 million due to a more favorable interest rate environment for the three months ended June 30, 2023, against the comparable prior year period.

Other Income (Expense)

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes, we repurchased and retired approximately $106.0 million in aggregate principal amount of our outstanding 2025 Notes, with a carrying amount of $105.4 million, for approximately $106.0 million of cash and 0.7 million shares of our common stock for the 2025 Notes. Also, we repurchased and retired approximately $100.0 million in aggregate principal amount of our outstanding 2027 Notes; with a carrying amount of $98.5 million, for approximately $92.8 million of cash and 3.8 million shares of our common stock for the 2027 Notes. We accounted for the partial settlement of the 2025 Notes and 2027 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $16.5 million and $80.6 million, respectively, for the three months ended June 30, 2023.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended June 30, 2023 was $1.3 million, compared to $0.5 million for the comparable prior period. For the three months ended June 30, 2023, we incurred income tax expense primarily related to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes. Pursuant to Section 249 limitation on losses from extinguishment of convertible notes, we recognized a benefit of $0.9 million associated with this loss for the three months ended June 30, 2023. Additionally, the $1.3 million of income tax expense for the three months ended June 30, 2023 was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. For the three months ended June 30, 2022, the effective tax rate was lower than the U.S. statutory tax rate primarily related to changes in the valuation allowance of deferred tax assets in the U.S.

For the six months ended June 30, 2023 and 2022

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2023 and 2022 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Net sales	$315,145	100%	$320,425	100%	$(5,280)	(2)%
Cost of sales	185,618	59%	190,146	59%	(4,528)	(2)%
Gross profit	129,527	41%	130,279	41%	(752)	(1)%
Operating expenses, net:
Research and development	54,945	17%	50,133	16%	4,812	10%
Selling, general, and administrative	46,449	15%	45,844	14%	605	1%
Amortization of intangible assets	4,235	1%	5,009	2%	(774)	(15)%
Other operating expense (income), net	404	-	(47)	-	451	*
Total operating expenses, net	106,033	34%	100,939	32%	5,094	5%
Operating income (loss)	23,494	7%	29,340	9%	(5,846)	(20)%
Interest income (expense), net	(1,434)	(0)%	(5,438)	(2)%	4,004	(74)%
Other income (expense), net	(97,091)	(31)%	—	0%	(97,091)	*
Income (loss) before income taxes	(75,031)	(24)%	23,902	7%	(98,933)	*
Income tax expense (benefit)	1,548	-	917	-	631	69%
Net income (loss)	$(76,579)	(24)%	$22,985	7%	$(99,564)	*

*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Six Months Ended June 30,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$199,382	64%	$175,141	55%	$24,241	14%
Compound Semiconductor	45,225	14%	68,231	21%	(23,006)	(34)%
Data Storage	35,459	11%	43,143	13%	(7,684)	(18)%
Scientific & Other	35,079	11%	33,910	11%	1,169	3%
Total	$315,145	100%	$320,425	100%	$(5,280)	(2)%
Sales by geographic region
United States	$66,750	21%	$105,410	33%	$(38,660)	(37)%
EMEA	40,458	13%	48,660	15%	(8,202)	(17)%
China	110,733	35%	58,878	19%	51,855	88%
Rest of APAC	97,065	31%	106,267	33%	(9,202)	(9)%
Rest of World	139	-	1,210	-	(1,071)	*
Total	$315,145	100%	$320,425	100%	$(5,280)	(2)%

*	Not meaningful

Sales decreased for the six months ended June 30, 2023 against the comparable prior year period in the Compound Semiconductor and Data Storage markets, partially offset by an increase in the Semiconductor market. By geography, sales decreased in the United States, Rest of APAC, and EMEA regions, partially offset by an increase in the China region. Sales in the Rest of APAC region for the six months ended June 30, 2023 included sales in Taiwan, Singapore, Japan, and Thailand of $34.1 million, $25.8 million, $16.9 million, and $10.4 million respectively. Sales in the Rest of APAC region for the six months ended June 30, 2022 included sales in Taiwan, Singapore and Japan of $45.2 million and $25.9 million, and $15.2 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the six months ended June 30, 2023, gross profit remained flat against the comparable prior period. Gross margins also remained flat, as favorable spending was offset by a decrease in sales volume and product mix of sales in the period. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the six months ended June 30, 2023 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses remained flat for the six months ended June 30, 2023 against the comparable prior period. Given the uncertainty regarding the impacts on our business resulting from the general macroeconomic environment, we are focused on the proactive management of expenses.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2022.

Interest Income (Expense)

We recorded net interest expense of $1.4 million for the six months ended June 30, 2023, compared to $5.4 million for the comparable prior year period. The decrease in net interest expense was primarily related to an increase of interest income of approximately $4.5 million due to a more favorable interest rate environment for the six months ended June 30, 2023, against the comparable prior year period.

Other Income (Expense)

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes, we repurchased and retired approximately $106.0 million in aggregate principal amount of our outstanding 2025 Notes; with a carrying amount of $105.4 million, for approximately $106.0 million of cash and 0.7 million shares of our common stock for the 2025 Notes. Also, we repurchased and retired approximately $100.0 million in aggregate principal amount of our outstanding 2027 Notes; with a carrying amount of $98.5 million, for approximately $92.8 million of cash and 3.8 million shares of our common stock for the 2027 Notes. We accounted for the partial settlement of the 2025 Notes and 2027 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $16.5 million and $80.6 million, respectively, for the six months ended June 30, 2023.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the six months ended June 30, 2023 was $1.5 million, compared to $0.9 million for the comparable prior period. For the six months ended June 30, 2023, we incurred income tax expense primarily related to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes. Pursuant to Section 249 limitation on losses from extinguishment of convertible notes, we recognized a benefit of $0.9 million with this loss for the six months ended June 30, 2023. Additionally, the $1.5 million of income tax expense for the six months ended June 30, 2023 was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, as well as a discrete income tax benefit for share-based compensation windfall. For the six months ended June 30, 2022, the effective tax rate was lower than the U.S. statutory tax rate primarily related to changes in the valuation allowance of deferred tax assets in the U.S.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$180,524	$154,925
Restricted cash	437	547
Short-term investments	105,875	147,488
Total	$286,836	$302,960

At June 30, 2023 and December 31, 2022, cash and cash equivalents of $38.8 million and $28.4 million, respectively, were held outside the United States. As of June 30, 2023, we had $19.8 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $8.5 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $0.9 million for foreign withholding taxes for the undistributed earnings.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes, purchase commitments, and payments in respect of operating leases.

A summary of the cash flow activity for the six months ended June 30, 2023 and 2022 is as follows:

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net income (loss)	$(76,579)	$22,985
Non-cash items:
Depreciation and amortization	12,435	12,749
Non-cash interest expense	514	477
Deferred income taxes	778	(18)
Share-based compensation expense	14,959	10,759
Loss on extinguishment of debt	97,091	—
Provision for bad debts	490	—
Changes in operating assets and liabilities	(24,553)	(18,783)
Net cash provided by (used in) operating activities	$25,135	$28,169

Net cash provided by operating activities was $25.1 million for the six months ended June 30, 2023 and was due to net loss of $76.6 million and adjustments for non-cash items of $126.3 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $24.6 million. The changes in operating assets and liabilities were largely attributable to increases in inventories, accounts receivables, and contract assets; partially offset by increases in customer deposits, accounts payable, and accrued expenses.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Acquisitions of businesses, net of cash acquired	$(30,373)	$—
Capital expenditures	(10,836)	(15,420)
Changes in investments, net	43,575	(10,541)
Net cash provided by (used in) investing activities	$2,366	$(25,961)

The cash provided by investing activities during the six months ended June 30, 2023 was primarily attributable to net investment activity, partially offset by the net cash used in the acquisition of Epiluvac, and capital expenditures. The cash used in investing activities during the six months ended June 30, 2022 was mainly due to a high level of capital expenditures during 2022 associated with the continued build-out of our newly leased facility in San Jose, California, which is substantially complete at this time.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Proceeds from issuance of 2029 Notes, net of issuance costs	$223,202	$—
Extinguishment of Convertible Notes	(218,991)	—
Settlement of equity awards, net of withholding taxes	(6,182)	$(4,986)
Net cash provided by (used in) financing activities	$(1,971)	$(4,986)

The cash used in financing activities for the six months ended June 30, 2023 was related to the partial repurchase of the 2025 Notes and 2027 Notes, repayment of the 2023 Notes, as well as cash used to settle taxes related to employee equity programs, partially offset by proceeds from issuance of 2029 Notes.

Convertible Senior Notes

We have $26.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $25.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until June 30, 2023. In addition, we have $230.0 million outstanding principal balance of 2.875% convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $105.9 million at June 30, 2023. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2023, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.6 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 78% and 79% of our total net sales for the three and six months ended June 30, 2023, respectively, 65% and 67% for the comparable 2022 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 3% of total net sales for both the three and six months ended June 30, 2023 and 2022.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of June 30, 2023. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 31, 2023, we completed the acquisition of Epiluvac AB and are integrating the acquired business into our overall internal control over financial reporting process. Management is in the process of assessing the internal control over financial reporting and is implementing or revising internal controls where necessary. See Note 3 to the Consolidated Financial Statements – Business Combinations, for further details. There were no other changes in internal control for the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our 2022 Form 10-K. There have been no material changes from the risk factors previously disclosed, except as follows:

Our current debt facilities, including our 3.50% Convertible Senior notes due 2025 (the “2025 Notes”), our 3.75% Convertible Notes due 2027 (the “2027 Notes”), and our 2.875% Convertible Notes due 2029 (the “2029 Notes”) (the 2025 Notes, 2027 Notes, and 2029 Notes together the “Notes”), and our revolving credit facility (the “Credit facility”), contains certain restrictions, covenants and repurchase provisions that may limit our ability to raise the funds necessary to meet our working capital needs, which may include the cash conversion of the Notes or repurchase of the Notes for Cash upon a fundamental change.

As of June 30, 2023, we had $26.5 million in principal amounts outstanding in 2025 Notes, $25.0 million in principal amounts outstanding in 2027 Notes, and $230.0 million in principal amounts outstanding in 2029 Notes. In addition, as of June 30, 2023 we had an undrawn senior secured revolving credit facility in an aggregate principal amount of $150.0 million, including a $15.0 million letter of credit sublimit.

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

Finally, holders of the Notes will have the right to require us to repurchase all or any portion of their Notes upon the occurrence of a fundamental change before the maturity date. Additionally, in the event the conditional conversion features of the 2025 Notes, 2027 Notes, and 2029 Notes are triggered (as is currently the case for the 2027 Notes through September 30, 2023), holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert the Notes, or if a fundamental change occurs before maturity, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted, which could adversely impact our liquidity. Additionally, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted. In addition, even if holders do not elect to convert the Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.1	Indenture, dated as of May 19, 2023, between Veeco Instruments Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	5/22/2023
4.2	Form of 2.875% Convertible Senior Notes due 2029 (included in Exhibit 4.1).	8-K	4.2	5/22/2023
10.1	First Amendment to Loan and Security Agreement, dated as of May 19, 2023, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, the lenders from time to time party thereto and HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, Barclays bank PLC, as joint lead arranger and joint bookrunner, and Santander Bank, N.A.	8-K	10.1	5/22/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2023.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer