Form 10-Q
period 2023-09-30
VEECO INSTRUMENTS INC
filed 2023-11-06
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 56,341,738 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events, including the potential impact of the COVID-19 pandemic on our business, and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$156,419	$154,925
Restricted cash	378	547
Short-term investments	130,117	147,488
Accounts receivable, net	122,393	124,221
Contract assets	29,475	16,507
Inventories	252,120	206,908
Prepaid expenses and other current assets	29,898	18,305
Total current assets	720,800	668,901
Property, plant, and equipment, net	118,213	107,281
Operating lease right-of-use assets	24,960	26,467
Intangible assets, net	46,069	23,887
Goodwill	214,964	181,943
Deferred income taxes	118,069	116,349
Other assets	3,158	3,355
Total assets	$1,246,233	$1,128,183

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$62,985	$52,049
Accrued expenses and other current liabilities	65,599	56,031
Customer deposits and deferred revenue	138,723	127,223
Income taxes payable	479	2,432
Current portion of long-term debt	—	20,169
Total current liabilities	267,786	257,904
Deferred income taxes	6,865	1,285
Long-term debt	274,646	254,491
Long-term operating lease liabilities	32,154	33,581
Other liabilities	20,302	3,098
Total liabilities	601,753	550,359
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 56,336,738 shares issued and outstanding at September 30, 2023 and 51,660,409 shares issued and outstanding at December 31, 2022	564	517
Additional paid-in capital	1,196,224	1,078,180
Accumulated deficit	(553,806)	(501,801)
Accumulated other comprehensive income	1,498	928
Total stockholders' equity	644,480	577,824
Total liabilities and stockholders' equity	$1,246,233	$1,128,183

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales	$177,366	$171,913	$492,511	$492,338
Cost of sales	100,489	101,962	286,107	292,109
Gross profit	76,877	69,951	206,404	200,229
Operating expenses, net:
Research and development	28,817	27,104	83,762	77,237
Selling, general, and administrative	22,814	22,144	69,263	67,987
Amortization of intangible assets	2,123	2,505	6,358	7,514
Other operating expense (income), net	860	634	1,264	587
Total operating expenses, net	54,614	52,387	160,647	153,325
Operating income	22,263	17,564	45,757	46,904
Interest income	3,024	571	7,518	873
Interest expense	(2,777)	(2,886)	(8,705)	(8,626)
Other income (expense), net	—	—	(97,091)	—
Income (loss) before income taxes	22,510	15,249	(52,521)	39,151
Income tax expense (benefit)	(2,064)	208	(516)	1,125
Net income (loss)	$24,574	$15,041	$(52,005)	$38,026

Income (loss) per common share:
Basic	$0.44	$0.30	$(0.98)	$0.76
Diluted	$0.42	$0.27	$(0.98)	$0.70

Weighted average number of shares:
Basic	55,352	49,887	52,978	49,831
Diluted	59,636	65,151	52,978	65,090

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$24,574	$15,041	$(52,005)	$38,026
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	141	(113)	611	(1,156)
Change in currency translation adjustments	(8)	(57)	(41)	(108)
Total other comprehensive income (loss), net of tax	133	(170)	570	(1,264)

Total comprehensive income (loss)	$24,707	$14,871	$(51,435)	$36,762

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(52,005)	$38,026
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,617	19,100
Non-cash interest expense	824	719
Deferred income taxes	(2,028)	(43)
Share-based compensation expense	22,379	16,969
Loss on extinguishment of debt	97,091	—
Provision for bad debts	490	—
Change in contingent consideration	1,167	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(11,383)	(44,948)
Inventories	(49,118)	(18,117)
Prepaid expenses and other current assets	(11,354)	8,388
Accounts payable and accrued expenses	9,238	(6,072)
Customer deposits and deferred revenue	11,071	59,149
Income taxes receivable and payable, net	(1,953)	(296)
Other, net	(847)	2,499
Net cash provided by (used in) operating activities	32,189	75,374

Cash Flows from Investing Activities
Capital expenditures	(17,231)	(21,771)
Acquisition of businesses, net of cash acquired	(30,373)	—
Proceeds from the sale of investments	130,813	44,592
Payments for purchases of investments	(110,389)	(43,982)
Net cash provided by (used in) investing activities	(27,180)	(21,161)

Cash Flows from Financing Activities
Proceeds from issuance of 2029 Notes, net of issuance costs	223,202	—
Extinguishment of Convertible Notes	(218,991)	—
Contingent consideration payment	(2,500)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	3,706	2,909
Restricted stock tax withholdings	(9,047)	(7,818)
Net cash provided by (used in) financing activities	(3,630)	(4,909)
Effect of exchange rate changes on cash and cash equivalents	(54)	(108)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,325	49,196
Cash, cash equivalents, and restricted cash - beginning of period	155,472	120,472
Cash, cash equivalents, and restricted cash - end of period	$156,797	$169,668

Supplemental Disclosure of Cash Flow Information
Interest paid	$7,296	$7,760
Income taxes paid	3,861	1,349
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	8,379	6,709
Net transfer of inventory to property, plant and equipment	4,296	1,235
Right-of-use assets obtained in exchange for lease obligations	630	375

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

The computations of basic and diluted income per share for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$24,574	$15,041	$(52,005)	$38,026
Interest expense associated with convertible notes	513	2,549	—	7,639
Net income (loss) available to common shareholders	$25,087	$17,590	$(52,005)	$45,665

Denominator:
Basic weighted average shares outstanding	55,352	49,887	52,978	49,831
Effect of potentially dilutive share-based awards	1,391	801	—	796
Dilutive effect of convertible notes	2,893	14,463	—	14,463
Diluted weighted average shares outstanding	59,636	65,151	52,978	65,090

Net income per common share:
Basic	$0.44	$0.30	$(0.98)	$0.76
Diluted	$0.42	$0.27	$(0.98)	$0.70

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	N/A	N/A	873	N/A
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	112	1,016	737	751
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	—	504	8,790	504

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

The Company updates its estimate of fair value of the contingent consideration each reporting period, utilizing the same methodologies described above. During the three and nine months ended September 30, 2023, the Company recognized approximately $0.8 million and $1.1 million of additional contingent consideration, respectively, included within “Other operating expense (income) net” in the Consolidated Statement of Operations. Additionally, during the three months ended September 30, 2023, the Company paid $2.5 million to the original selling shareholders in recognition of a performance milestone having been successfully completed. Total contingent consideration liability as of September 30, 2023 was $24.7 million, of which $7.3 million was included in “Accrued expenses and other current liabilities” and $17.4 million was included within “Other liabilities” on the Consolidated Balance Sheet.

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

For the three and nine months ended September 30, 2023, the Company incurred approximately $0.1 million and $1.0 million, respectively, of acquisition related costs, included within “Selling, general, and administrative” in the Consolidated Statement of Operations. Epiluvac’s results of operations were immaterial to the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2023. Additionally, the pro forma Consolidated Statement of Operations as if Epiluvac had been acquired as of January 1, 2022 would not be materially different from the Company’s actual Consolidated Statement of Operations for the three and nine months ended September 30, 2023 or 2022.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2023
Cash equivalents
Certificate of deposits and time deposits	$74,807	$—	$—	$74,807
Corporate debt	—	724	—	724
Commercial paper	—	3,994	—	3,994
Money market cash	24,699	—	—	24,699
Total	$99,506	$4,718	$—	$104,224
Short-term investments
U.S. treasuries	$23,886	$—	$—	$23,886
Government agency securities	—	69,201	—	69,201
Corporate debt	—	20,231	—	20,231
Commercial paper	—	16,799	—	16,799
Total	$23,886	$106,231	$—	$130,117

December 31, 2022
Cash equivalents
Certificate of deposits and time deposits	$61,135	$—	$—	$61,135
Money market cash	405	—	—	405
Total	$61,540	$—	$—	$61,540
Short-term investments
U.S. treasuries	$62,849	$—	$—	$62,849
Government agency securities	—	27,366	—	27,366
Corporate debt	—	41,591	—	41,591
Commercial paper	—	15,682	—	15,682
Total	$62,849	$84,639	$—	$147,488

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At September 30, 2023 and December 31, 2022, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
September 30, 2023
U.S. treasuries	$23,900	$—	$(14)	$23,886
Government agency securities	69,345	—	(144)	69,201
Corporate debt	20,281	5	(55)	20,231
Commercial paper	16,799	—	—	16,799
Total	$130,325	$5	$(213)	$130,117

December 31, 2022
U.S. treasuries	$63,331	$—	$(482)	$62,849
Government agency securities	27,464	—	(98)	27,366
Corporate debt	42,006	—	(415)	41,591
Commercial paper	15,682	—	—	15,682
Total	$148,483	$—	$(995)	$147,488

Available-for-sale securities in a loss position at September 30, 2023 and December 31, 2022 consist of:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
September 30, 2023
U.S. treasuries	$20,892	$(8)	$2,994	$(6)
Government agency securities	69,201	(144)	—	—
Corporate debt	17,163	(18)	2,587	(37)
Total	$107,256	$(170)	$5,581	$(43)

December 31, 2022
U.S. treasuries	$39,791	$(84)	$23,057	$(398)
Government agency securities	22,528	(86)	4,838	(12)
Corporate debt	19,693	(138)	21,898	(277)
Total	$82,012	$(308)	$49,793	$(687)

The contractual maturities of securities classified as available-for-sale at September 30, 2023 were as follows:

	September 30, 2023
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$116,504	$116,351
Due after one year through two years	13,821	13,766
Total	$130,325	$130,117

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the nine months ended September 30, 2023 and 2022.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.0 million and $0.7 million at September 30, 2023 and December 31, 2022 respectively. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Materials	$156,485	$134,940
Work-in-process	86,349	68,765
Finished goods	9,286	3,203
Total	$252,120	$206,908

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid licenses, and other receivables. The Company had deposits with its suppliers of $16.7 million and $9.4 million at September 30, 2023 and December 31, 2022, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Land	$5,061	$5,061
Building and improvements	61,064	64,198
Machinery and equipment (1)	177,519	155,533
Leasehold improvements	55,008	54,764
Gross property, plant, and equipment	298,652	279,556
Less: accumulated depreciation and amortization	180,439	172,275
Net property, plant, and equipment	$118,213	$107,281
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and nine months ended September 30, 2023, depreciation expense was $4.1 million and $12.3 million, respectively, and $3.8 million and $11.6 million, respectively, for the comparable 2022 periods.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The following table presents the changes in goodwill balances for the nine months ended September 30, 2023:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Balance at December 31, 2022	$430,331	$248,388	$181,943
Acquisition	33,021	—	33,021
Balance at September 30, 2023	$463,352	$248,388	$214,964

Intangible Assets

Intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, licenses, and backlog, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there were no indicators of impairment during the three and nine months ended September 30, 2023.

The components of purchased intangible assets were as follows:

	September 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$320,671	$35,257	$327,908	$316,918	$10,990
Customer relationships	146,925	137,088	9,837	146,465	135,415	11,050
Trademarks and tradenames	30,910	29,968	942	30,910	29,063	1,847
Other	3,746	3,713	33	3,686	3,686	—
Total	$537,509	$491,440	$46,069	$508,969	$485,082	$23,887

Other intangible assets primarily consist of patents, licenses, and backlog.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 5 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at September 30, 2023 and December 31, 2022 consist of:

	September 30,	December 31,
	2023	2022

	(in thousands)
Payroll and related benefits	$27,809	$30,044
Contingent consideration	7,279	—
Warranty	8,552	8,601
Operating lease liabilities	3,825	3,333
Interest	3,007	2,853
Professional fees	2,047	2,102
Sales, use, and other taxes	5,995	2,027
Other	7,085	7,071
Total	$65,599	$56,031

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2023 include:

(in thousands)
Balance - December 31, 2022	$8,601
Warranties issued	4,580
Addition from Epiluvac acquisition	49
Consumption of reserves	(5,089)
Changes in estimate	411
Balance - September 30, 2023	$8,552

Customer Deposits and Deferred Revenue

Customer deposits totaled $118.7 million and $110.2 million at September 30, 2023 and December 31, 2022, respectively. Deferred revenue represents amounts billed, other than deposits, in excess of the revenue that can be recognized on a particular contract at the balance sheet date. Changes in deferred revenue were as follows:

(in thousands)
Balance - December 31, 2022	$16,990
Deferral of revenue	10,293
Recognition of unearned revenue	(7,259)
Balance - September 30, 2023	$20,024

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

As of September 30, 2023, the Company has approximately $244.5 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 83% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $106.0 million in aggregate principal amount of its outstanding 2025 Notes, with a carrying amount of $105.4 million, for approximately $106.0 million of cash and 0.7 million shares of the Company’s common stock. The Company accounted for the partial settlement of the 2025 Notes as an extinguishment, and as such, recorded a loss on

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

extinguishment of approximately $16.5 million for the nine months ended September 30, 2023, which is included in the “Other income (expense), net” in the Consolidated Statements of Operations.

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

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $100.0 million in aggregate principal amount of its outstanding 2027 Notes, with a carrying amount of $98.5 million, for approximately $92.8 million of cash and 3.8 million shares of the Company’s common stock. The Company accounted for the partial settlement of the 2027 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $80.6 million for the nine months ended September 30, 2023, which is included in the “Other income (expense), net” in the Consolidated Statements of Operations.

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

For the calendar quarter ended September 30, 2023, the last reported sales price of the common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until September 30, 2023.

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

The carrying value of the 2023 Notes, 2025 Notes, 2027 Notes, and 2029 Notes are as follows:

	September 30, 2023			December 31, 2022
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$—	$—	$—	$20,173	$(4)	$20,169
2025 Notes	26,500	(124)	26,376	132,500	(990)	131,510
2027 Notes	25,000	(336)	24,664	125,000	(2,019)	122,981
2029 Notes	230,000	(6,394)	223,606	—	—	—
Net carrying value	$281,500	$(6,854)	$274,646	$277,673	$(3,013)	$274,660

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Total interest expense related to the 2023 Notes, 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$—	$136	$23	$409
Coupon interest expense - 2025 Notes	232	1,159	2,128	3,478
Coupon interest expense - 2027 Notes	234	1,172	2,151	3,516
Coupon interest expense - 2029 Notes	1,653	—	2,406	—
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	—	24	4	73
Amortization of debt discount/transaction costs- 2025 Notes	25	115	218	341
Amortization of debt discount/transaction costs- 2027 Notes	22	103	197	305
Amortization of debt discount/transaction costs- 2029 Notes	264	—	405	—
Total Interest Expense	$2,430	$2,709	$7,532	$8,122

The Company determined the 2025 Notes, 2027 Notes, and 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at September 30, 2023 of $33.3 million, $51.9 million, and $269.4 million, respectively.

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

The Loan and Security Agreement contains financial maintenance covenants that require the Borrower to maintain an Interest Coverage Ratio (as defined in the Loan and Security Agreement) of not less than 3.00 to 1.00, a Total Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 4.50 to 1.00, and a Secured Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 2.50 to 1.00, in each case, tested at the end of each fiscal quarter commencing with the fiscal quarter ending September 30, 2022. The Loan and Security Agreement also provides for a number of customary events of default, including, among others: payment defaults to the lenders; voluntary and involuntary bankruptcy proceedings; covenant defaults; material inaccuracies of representations and warranties; certain change of control events; material money judgments; and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement.

No amounts were outstanding under the Credit Facility as of September 30, 2023 or December 31, 2022.

Other Liabilities

Other liabilities at September 30, 2023 and December 31, 2022 included (i) medical and dental benefits for former executives of $1.9 million and $2.0 million, respectively; (ii) asset retirement obligations of $0.9 million and $0.7 million, respectively; and (iii) contingent consideration of $17.4 million as of September 30, 2023.

Note 6 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

remaining lease term of the Company’s operating leases as of September 30, 2023 was 12 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

The following table provides the maturities of lease liabilities at September 30, 2023:

Operating
Leases
(in thousands)
Payments due by period:
2023	$65
2024	4,604
2025	4,095
2026	4,071
2027	3,633
Thereafter	34,245
Total future minimum lease payments	50,713
Less: Imputed interest	(14,734)
Total	$35,979

Reported as of September 30, 2023
Accrued expenses and other current liabilities	$3,825
Long-term operating lease liabilities	32,154
Total	$35,979

Operating lease cost for the three and nine months ended September 30, 2023 were $1.2 million and $3.8 million, respectively, and $1.8 million and $5.5 million, respectively, for the comparable 2022 periods. Variable lease cost for the three and nine months ended September 30, 2023 were $0.3 million and $0.9 million respectively, and $0.5 million and $1.5 million, respectively, for the comparable 2022 periods. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the nine months ended September 30, 2023 and 2022 were $4.4 million and $5.7 million, respectively.

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $20.0 million at any point in time. Pursuant to this agreement, the Company sold $8.8 million of receivables during the three months ended September 30, 2023, and $4.6 million was available under the agreement for additional sales of receivables as of September 30, 2023. The Company sold $7.8 million of receivables under this agreement for the nine months ended September 30, 2022. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Purchase Commitments

Veeco has purchase commitments of $216.2 million at September 30, 2023, substantially all of which become due within one year.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2023, outstanding bank guarantees and standby letters of credit totaled $18.7 million, and unused bank guarantees and letters of credit of $13.0 million were available to be drawn upon.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2022	51,660	$517	$1,078,180	$(501,801)	$928	$577,824
Net income	—	—	—	8,741	—	8,741
Other comprehensive income (loss), net of tax	—	—	—	—	476	476
Share-based compensation expense	—	—	7,027	—	—	7,027
Net issuance under employee stock plans	33	—	(8,509)	—	—	(8,509)
Balance at March 31, 2023	51,693	$517	$1,076,698	$(493,060)	$1,404	$585,559
Net income	—	—	—	(85,320)	—	(85,320)
Other comprehensive income (loss), net of tax	—	—	—	—	(39)	(39)
Share-based compensation expense	—	—	7,932	—	—	7,932
Partial extinguishment of 2025 and 2027 Notes	4,460	45	102,095			102,140
Net issuance under employee stock plans	185	2	2,326	—	—	2,328
Balance at June 30, 2023	56,338	$564	$1,189,051	$(578,380)	$1,365	$612,600
Net income (loss)	—	—	—	24,574	—	24,574
Other comprehensive income (loss), net of tax	—	—	—	—	133	133
Share-based compensation expense	—	—	7,420	—	—	7,420
Net issuance under employee stock plans	(1)	—	(247)	—	—	(247)
Balance at September 30, 2023	56,337	$564	$1,196,224	$(553,806)	$1,498	$644,480

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2021	50,653	$507	$1,116,921	$(681,283)	$1,483	$437,628
Cumulative effect of change in accounting principle - adoption of ASU 2020-06	—	—	(56,801)	12,541	—	(44,260)
Net income	—	—	—	13,330	—	13,330
Other comprehensive income (loss), net of tax	—	—	—	—	(822)	(822)
Share-based compensation expense	—	—	4,481	—	—	4,481
Net issuance under employee stock plans	590	6	(6,793)	—	—	(6,787)
Balance at March 31, 2022	51,243	$513	$1,057,808	$(655,412)	$661	$403,570
Net income	—	—	—	9,655	—	9,655
Other comprehensive income (loss), net of tax	—	—	—	—	(272)	(272)
Share-based compensation expense	—	—	6,278	—	—	6,278
Net issuance under employee stock plans	182	2	1,504	—	—	1,506
Balance at June 30, 2022	51,425	$515	$1,065,590	$(645,757)	$389	$420,737
Net income (loss)	—	—	—	15,041	—	15,041
Other comprehensive income (loss), net of tax	—	—	—	—	(170)	(170)
Share-based compensation expense	—	—	6,210	—	—	6,210
Net issuance under employee stock plans	(5)	—	(703)	—	—	(703)
Balance at September 30, 2022	51,420	$515	$1,071,097	$(630,716)	$219	$441,115

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2022	$1,773	$(845)	$928
Other comprehensive income (loss)	(41)	611	570
Balance - September 30, 2023	$1,732	$(234)	$1,498

There were minimal reclassifications from AOCI into net income for the three and nine months ended September 30, 2023 and 2022.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of sales	$1,556	$1,195	$4,579	$3,384
Research and development	2,158	1,819	6,815	4,939
Selling, general, and administrative	3,706	3,196	10,985	8,646
Total	$7,420	$6,210	$22,379	$16,969

For the nine months ended September 30, 2023, equity activity related to stock options was as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2022	177	$30.94
Exercised	(2)	30.47
Expired	(64)	30.60
Balance - September 30, 2023	111	31.13

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the nine months ended September 30, 2023, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2022	2,496	$23.83
Granted	1,081	22.81
Performance award adjustments	183	10.59
Vested	(1,155)	16.51
Forfeited	(54)	27.56
Balance - September 30, 2023	2,551	25.80

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

Income before income taxes and income tax expense (benefit) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except percentages)
Income (loss) before income taxes	$22,510	$15,249	$(52,521)	$39,151
Income tax expense (benefit)	$(2,064)	$208	$(516)	$1,125
Effective tax rate	(9.17)%	1.36%	0.98%	2.87%

The Company’s income tax benefit for the three and nine months ended September 30, 2023 was $2.1 million and $0.5 million, respectively, compared to income tax expense of $0.2 million and $1.1 million for the comparable prior periods.

For the three months ended September 30, 2023, the Company’s income tax benefits primarily consists of a $2.0 million tax benefit associated with the previously unrecognized research and development tax credits recognized upon completion of the Company’s R&D study, as well as tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, partially offset by tax expense related to pre-tax income from operations.

For the nine months ended September 30, 2023, the Company’s income tax benefit primarily consists of a $2.0 million tax benefit associated with the previously unrecognized research and development tax credits recognized upon the completion of the Company’s R&D study, a $0.9 million tax benefit associated with the loss on extinguishment of the 2025 and 2027 Notes pursuant to the limitation on losses from extinguishment of convertible notes under Section 249 of the Internal Revenue Code of 1986, as amended (Section 249), as well as tax benefits related to Foreign-Derived Intangible Income, research and development tax credits, and a discrete benefit for share-based compensation windfall. These tax benefits were partially offset by tax expenses attributed to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

For the three and nine months ended September 30, 2022, the effective tax rate was lower than the U.S. statutory tax rate primarily related to changes in the valuation allowance of deferred tax assets in the U.S.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Sales by end-market and geographic region for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Sales by end-market
Semiconductor	$98,155	$100,387	$297,537	$275,528
Compound Semiconductor	25,666	28,094	70,891	96,325
Data Storage	33,957	27,702	69,416	70,845
Scientific & Other	19,588	15,730	54,667	49,640
Total	$177,366	$171,913	$492,511	$492,338
Sales by geographic region
United States	$58,337	$53,747	$125,087	$159,157
EMEA(1)	25,874	17,562	66,332	66,221
China	40,823	36,193	151,556	95,071
Rest of APAC	52,223	64,259	149,288	170,526
Rest of World	109	152	248	1,363
Total	$177,366	$171,913	$492,511	$492,338
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

Business Update

Macroeconomic challenges across the industry have also been well publicized, including supply chain constraints, an inflationary and high-interest rate environment with a potential recession ahead, heightened China export regulations, uncertainty in the banking industry, and a forecasted decline in the semiconductor and related markets due to softness in consumer, smartphone and PC applications, all of which are contributing to a difficult environment with increased uncertainty.

Longer lead times and parts shortages and allocations have required that we plan further ahead than usual, and we have undertaken efforts to increase our purchase commitments to secure critical components in a timely manner. However, our supply chain continues to improve, as evidenced by a significant decline in lead times and a further improvement to suppliers on time deliveries. Material lead times for certain products have improved significantly but still remain higher than pre-pandemic levels, while material lead times for other products have returned to pre-pandemic levels. We expect lead times to further improve in the fourth quarter, and continue to work with our suppliers to identify and mitigate potential gaps in an effort to ensure continuity of supply.

We continue to see reduced demand for certain products such as advanced packaging lithography, spare parts, and upgrades due to low customer utilization rates, as well as instances where customers have requested order cancellations, delayed shipments, or delayed payments. Consequently, we are monitoring the situation very closely and have been taking early actions to limit the pace at which we increase spending while maintaining our growth trajectory.

Furthermore, on October 17, 2023, The US Department of Commerce, Bureau of Industry and Security (“BIS”), issued an update to export regulations previously issued on October 7, 2022, to modify and reinforce the prior restrictions while placing additional entities on the BIS Entity List. While these new regulations are complex and still under our review, at this time we do not anticipate they will have a material impact to our business. The export regulation landscape is fluid and evolving, and it is possible that the issuance of additional export controls could further restrict our ability to sell to customers in China and lead to future revenue loss. If we are not able to replace these sales with sales to other customers, it could have a material adverse impact on our business and financial position.

While we work to overcome these macroeconomic challenges, we continue to serve our customers in the following four end markets: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other.

Sales in the Semiconductor market in third quarter declined by 8% sequentially, coming off a record quarter. We continue to build momentum for our laser annealing solutions in advanced node logic by winning application steps, and recently received orders from several Tier 1 advanced logic customers. While our growth strategy is predominately focused on advanced node logic and memory applications, year-to-date revenue has been strong for trailing node applications in China. As it relates to the memory market, we recently announced that a Tier 1 memory customer placed several LSA orders for high volume production of High Bandwidth Memory (“HBM”) DRAM devices following a successful evaluation program. The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam mask blank systems. Additionally, our lithography systems for Advanced Packaging are used for packaging approaches such as fan out wafer level packaging and other advanced packaging applications, while our wet processing systems are used for Photoresist Strip, Solvent Cleans, and flux removal. Overall, our technology and market strategy are well aligned with trends such as artificial intelligence, mobile connectivity and high-performance computing that drive the Semiconductor market. We expect our Semiconductor business to be up about 10% in 2023, outpacing wafer fab equipment spending growth, which the prevailing consensus view has forecasted to be down in 2023.

We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing and MOCVD, along with MBE and Ion Beam, in emerging applications such as 5G driven RF device/filter manufacturing, GaN power electronics, and photonics applications including edge-emitting lasers, specialty LEDs and micro-LEDs. Sales in the Compound Semiconductor market in third quarter increased as compared to the prior quarter and declined as compared to the prior year quarter. In third quarter, we shipped several systems for photonics applications. We continue to invest for future growth in the Compound Semiconductor market in areas like power electronics and Micro-LED. Power electronics markets are served by GaN equipment, and also by SiC epitaxy equipment. We are working to penetrate the GaN power market, which is driven by applications such as wireless charging in consumer electronics. In addition to our GaN system offerings, on January 31, 2023 Veeco acquired SiC technology to address the high-growth SiC power epitaxy equipment market, which is primarily driven by adoption of electric vehicles. With this acquisition, Veeco is accelerating its entry into this market, and expects initial revenue in 2024.

Sales in the Data Storage market in third quarter increased significantly as compared to the prior quarter and also increased as compared to the prior year quarter. Demand for our Ion Beam products is driven by cloud-based storage. Hard disk drive manufacturers are manufacturing drives with an increasing number of magnetic heads, in addition to introducing advanced technologies requiring increased capital intensity. As reported, the hard disk drive industry experienced contraction in exabyte shipments in 2022 and 2023 with uncertainty as to the timing of a recovery; however, recent analyst and industry forecasts predict nearline hard disk drive exabyte shipments to grow at an approximate 20% to 25% CAGR over the coming years. Despite these current industry challenges, we continue to expect revenue growth in 2023.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, & IBD/IBE, which support scientific, optical coating and other applications, such as Micro-Electromechanical Systems (MEMS) applications. Sales in this market increased as compared to the prior quarter and the prior year quarter. We expect sales in this market to grow in the long run, in line with GDP.

Taking into consideration our year-to-date results and Q4 outlook, we expect total 2023 revenue to be in the range of $648 million to $668 million.

Results of Operations

For the three months ended September 30, 2023 and 2022

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2023 and 2022 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Net sales	$177,366	100%	$171,913	100%	$5,453	3%
Cost of sales	100,489	57%	101,962	59%	(1,473)	(1)%
Gross profit	76,877	43%	69,951	41%	6,926	10%
Operating expenses, net:
Research and development	28,817	16%	27,104	16%	1,713	6%
Selling, general, and administrative	22,814	13%	22,144	13%	670	3%
Amortization of intangible assets	2,123	1%	2,505	1%	(382)	(15)%
Other operating expense (income), net	860	-	634	-	226	36%
Total operating expenses, net	54,614	31%	52,387	30%	2,227	4%
Operating income (loss)	22,263	13%	17,564	10%	4,699	27%
Interest income (expense), net	247	0%	(2,315)	(1)%	2,562	(111)%
Income (loss) before income taxes	22,510	13%	15,249	9%	7,261	48%
Income tax expense (benefit)	(2,064)	-	208	-	(2,272)	*
Net income (loss)	$24,574	14%	$15,041	9%	$9,533	63%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended September 30,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$98,155	56%	$100,387	59%	$(2,232)	(2)%
Compound Semiconductor	25,666	14%	28,094	16%	(2,428)	(9)%
Data Storage	33,957	19%	27,702	16%	6,255	23%
Scientific & Other	19,588	11%	15,730	9%	3,858	25%
Total	$177,366	100%	$171,913	100%	$5,453	3%
Sales by geographic region
United States	$58,337	33%	$53,747	31%	$4,590	9%
EMEA	25,874	15%	17,562	10%	8,312	47%
China	40,823	23%	36,193	21%	4,630	13%
Rest of APAC	52,223	29%	64,259	38%	(12,036)	(19)%
Rest of World	109	-	152	-	(43)	*
Total	$177,366	100%	$171,913	100%	$5,453	3%
*	Not meaningful

Sales increased for the three months ended September 30, 2023 against the comparable prior year period in the Data Storage and Scientific & Other markets, partially offset by decreases in the Compound Semiconductor and Semiconductor markets. By geography, sales increased in the EMEA, China, and United States regions, partially offset by an decrease in the Rest of APAC region. Sales in the Rest of APAC region for the three months ended September 30, 2023 included sales in Japan and Taiwan of $29.5 million, and $12.3 million respectively. Sales in the Rest of APAC region for the three months ended September 30, 2022 included sales in Taiwan, Japan, and Singapore of $34.0 million, $12.3 million, and $8.9 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended September 30, 2023, gross profit increased against the comparable prior period primarily due to an increase in sales volume and increased gross margins. Gross margin increased principally due to product mix of sales in the periods, as well as favorable spending. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended September 30, 2023 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets. However, expenses as a percentage of revenue have remained flat when compared to the prior period.

Selling, General, and Administrative

Selling, general, and administrative expenses increased slightly for the three months ended September 30, 2023 against the comparable prior period. However, expenses as a percentage of revenue have remained flat when compared to the prior period. Given the uncertainty regarding the impacts on our business resulting from the general macroeconomic environment, we are focused on the proactive management of expenses.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2022.

Interest Income (Expense)

We recorded net interest income of $0.2 million for the three months ended September 30, 2023, compared to net interest expense of $2.3 million for the comparable prior year period. The increase in net interest income of $2.5 million was primarily due to higher interest rates for the three months ended September 30, 2023, against the comparable prior year period.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax benefit for the three months ended September 30, 2023 was $2.1 million, compared to $0.2 million tax expense for the comparable prior period. For the three months ended September 30, 2023, our income tax benefit primarily consists of a $2.0 million tax benefit associated with the previously unrecognized research and development tax credits recognized upon completion of our R&D study, as well as tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, partially offset by tax expense related to pre-tax income from operations. For the three months ended September 30, 2022, the effective tax rate was lower than the U.S. statutory tax rate primarily related to changes in the valuation allowance of deferred tax assets in the U.S.

For the nine months ended September 30, 2023 and 2022

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2023 and 2022 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Net sales	$492,511	100%	$492,338	100%	$173	0%
Cost of sales	286,107	58%	292,109	59%	(6,002)	(2)%
Gross profit	206,404	42%	200,229	41%	6,175	3%
Operating expenses, net:
Research and development	83,762	17%	77,237	16%	6,525	8%
Selling, general, and administrative	69,263	14%	67,987	14%	1,276	2%
Amortization of intangible assets	6,358	1%	7,514	2%	(1,156)	(15)%
Other operating expense (income), net	1,264	-	587	-	677	*
Total operating expenses, net	160,647	33%	153,325	31%	7,322	5%
Operating income (loss)	45,757	9%	46,904	10%	(1,147)	(2)%
Interest income (expense), net	(1,187)	(0)%	(7,753)	(2)%	6,566	(85)%
Other income (expense), net	(97,091)	(20)%	—	0%	(97,091)	*
Income (loss) before income taxes	(52,521)	(11)%	39,151	8%	(91,672)	*
Income tax expense (benefit)	(516)	-	1,125	-	(1,641)	(146)%
Net income (loss)	$(52,005)	(11)%	$38,026	8%	$(90,031)	*

*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Nine Months Ended September 30,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$297,537	61%	$275,528	56%	$22,009	8%
Compound Semiconductor	70,891	14%	96,325	20%	(25,434)	(26)%
Data Storage	69,416	14%	70,845	14%	(1,429)	(2)%
Scientific & Other	54,667	11%	49,640	10%	5,027	10%
Total	$492,511	100%	$492,338	100%	$173	0%
Sales by geographic region
United States	$125,087	25%	$159,157	32%	$(34,070)	(21)%
EMEA	66,332	13%	66,221	13%	111	0%
China	151,556	32%	95,071	20%	56,485	59%
Rest of APAC	149,288	30%	170,526	35%	(21,238)	(12)%
Rest of World	248	-	1,363	-	(1,115)	*
Total	$492,511	100%	$492,338	100%	$173	0%

*	Not meaningful

Sales remained flat for the nine months ended September 30, 2023 against the comparable prior year period, as increases in the Semiconductor and Scientific & Other markets were, offset by decreases in the Compound Semiconductor and Data Storage markets. By geography, sales increased in China region, offset by decreases in the United States and Rest of APAC regions. Sales in the Rest of APAC region for the nine months ended September 30, 2023 included sales in Taiwan, Japan, Singapore, and Thailand of $46.4 million, $46.4 million, $30.0 million, and $11.4 million respectively. Sales in the Rest of APAC region for the nine months ended September 30, 2022 included sales in Taiwan, Singapore and Japan of $79.1 million, $34.8 million, and $27.6 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the nine months ended September 30, 2023, gross profit increased against the comparable prior period due to higher gross margins. Gross margins increased due to product mix of sales in the period and favorable spending. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the nine months ended September 30, 2023 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased slightly for the nine months ended September 30, 2023 against the comparable prior period. However, expenses as a percentage of revenue have remained flat when compared to the prior period. Given the uncertainty regarding the impacts on our business resulting from the general macroeconomic environment, we are focused on the proactive management of expenses.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2022.

Interest Income (Expense)

We recorded net interest expense of $1.2 million for the nine months ended September 30, 2023, compared to $7.8 million for the comparable prior year period. The decrease in net interest expense was primarily related to an increase of interest income of approximately $6.6 million due to higher interest rates for the nine months ended September 30, 2023, against the comparable prior year period.

Other Income (Expense)

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes, we repurchased and retired approximately $106.0 million in aggregate principal amount of our outstanding 2025 Notes; with a carrying amount of $105.4 million, for approximately $106.0 million of cash and 0.7 million shares of our common stock for the 2025 Notes. Also, we repurchased and retired approximately $100.0 million in aggregate principal amount of our outstanding 2027 Notes; with a carrying amount of $98.5 million, for approximately $92.8 million of cash and 3.8 million shares of our common stock for the 2027 Notes. We accounted for the partial settlement of the 2025 Notes and 2027 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $16.5 million and $80.6 million, respectively, for the nine months ended September 30, 2023.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax benefit for nine months ended September 30, 2023 was $0.5 million, compared to $1.1 million tax expense for the comparable prior period. For the nine months ended September 30, 2023, our income tax benefit primarily consists of a $2.0 million tax benefit associated with the previously unrecognized research and development tax credits recognized upon completion of our R&D study, a $0.9 million tax benefit associated with the loss on extinguishment of the 2025 and 2027 Notes pursuant to the limitation on losses from extinguishment of convertible notes under Section 249 of the Internal Revenue Code of 1986, as amended (Section 249), as well as tax benefits related to Foreign-Derived Intangible Income, research and development tax credits, and a discrete benefit for share-based compensation windfall. These tax benefits were partially offset by tax expenses attributed to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes. For the nine months ended September 30, 2022, the effective tax rate was lower than the U.S. statutory tax rate primarily related to changes in the valuation allowance of deferred tax assets in the U.S.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$156,419	$154,925
Restricted cash	378	547
Short-term investments	130,117	147,488
Total	$286,914	$302,960

At September 30, 2023 and December 31, 2022, cash and cash equivalents of $48.2 million and $28.4 million, respectively, were held outside the United States. As of September 30, 2023, we had $20.6 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $8.8 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $0.9 million for foreign withholding taxes for the undistributed earnings.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes, purchase commitments, and payments in respect of operating leases.

A summary of the cash flow activity for the nine months ended September 30, 2023 and 2022 is as follows:

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net income (loss)	$(52,005)	$38,026
Non-cash items:
Depreciation and amortization	18,617	19,100
Non-cash interest expense	824	719
Deferred income taxes	(2,028)	(43)
Share-based compensation expense	22,379	16,969
Loss on extinguishment of debt	97,091	—
Provision for bad debts	490	—
Change in contingent consideration	1,167	—
Changes in operating assets and liabilities	(54,346)	603
Net cash provided by (used in) operating activities	$32,189	$75,374

Net cash provided by operating activities was $32.2 million for the nine months ended September 30, 2023 and was due to net loss of $52.0 million and adjustments for non-cash items of $138.5 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $54.3 million. The changes in operating assets and liabilities were largely attributable to increases in inventories, contract assets, and prepaid expenses and other current assets; partially offset by increases in customer deposits, accounts payable, and accrued expenses.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Acquisitions of businesses, net of cash acquired	$(30,373)	$—
Capital expenditures	(17,231)	(21,771)
Changes in investments, net	20,424	610
Net cash provided by (used in) investing activities	$(27,180)	$(21,161)

The cash used in investing activities during the nine months ended September 30, 2023 was primarily attributable to net cash used in the acquisition of Epiluvac, and capital expenditures, partially offset by net investment activity. The cash used in investing activities during the nine months ended September 30, 2022 was mainly due to a high level of capital expenditures during 2022 associated with the continued build-out of our newly leased facility in San Jose, California, which is substantially complete at this time.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Proceeds from issuance of 2029 Notes, net of issuance costs	$223,202	$—
Extinguishment of Convertible Notes	(218,991)	—
Contingent consideration payment	(2,500)	—
Settlement of equity awards, net of withholding taxes	(5,341)	(4,909)
Net cash provided by (used in) financing activities	$(3,630)	$(4,909)

The cash used in financing activities for the nine months ended September 30, 2023 was related to the partial repurchase of the 2025 Notes and 2027 Notes, repayment of the 2023 Notes, contingent consideration payment, as well as cash used to settle taxes related to employee equity programs, partially offset by proceeds from issuance of 2029 Notes. The cash used in financing activities for the nine months ended September 30, 2022 was related to cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $130.1 million at September 30, 2023. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2023, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.6 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 67% and 75% of our total net sales for the three and nine months ended September 30, 2023, respectively, 69% and 68% for the comparable 2022 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 4% and 3% of total net sales for the three and nine months ended September 30, 2023, respectively, and 3% for both the three and nine months ended September 30, 2023.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of September 30, 2023. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 31, 2023, we completed the acquisition of Epiluvac AB and are integrating the acquired business into our overall internal control over financial reporting process. Management is in the process of assessing the internal control over financial reporting and is implementing or revising internal controls where necessary. See Note 3 to the Consolidated Financial Statements – Business Combinations, for further details. There were no other changes in internal control for the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q and in Part I — Item 1A of our 2022 Form 10-K, and in Part 2, Item 1A of our quarterly report on Form 10-Q for the quarter ended September 30, 2023. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, the following directors and Section 16 officers, as applicable, adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K):

●  On August 23, 2023, William J. Miller, Ph.D., our Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).  Dr. Miller’s plan covers the sale of 84,201 shares of our common stock, between November 27, 2023 and November 29, 2024. Transactions under the plan are based upon pre-established dates and stock price thresholds.

●  On August 22, 2023, John Kiernan, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).  Mr. Kiernan’s plan covers the sale of 30,000 shares of our common stock, between November 27, 2023 and November 29, 2024. Transactions under the plan are based upon pre-established dates and stock price thresholds.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) adopted, modified or terminated during the fiscal quarter ended September 30, 2023 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Securities Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2023.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer